Form 10-K
period 2015-12-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2016-02-29
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-01342
Canadian Pacific Railway Limited
(Exact name of registrant as specified in its charter)

Canada	98-0355078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7550 Ogden Dale Road S.E., Calgary, Alberta, Canada	T2C 4X9
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (403) 319-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2015 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $23,580,095,732 million, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

As of the close of business on February 26, 2016, there were 153,021,661 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to registrant’s 2016 annual and special meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-K

PART I

ITEM 1. BUSINESS

Company Overview

Canadian Pacific Railway Limited (“CPRL”), together with its subsidiaries (“CP” or the “Company”), operates a transcontinental railway in Canada and the United States (“U.S.”). CP's diverse business mix includes bulk commodities, merchandise freight and intermodal traffic over a network of approximately 12,500 miles, serving the principal business centres of Canada from Montreal, Quebec, to Vancouver, British Columbia, and the U.S. Northeast and Midwest regions.

CPRL was incorporated on June 22, 2001, under the Canada Business Corporations Act and controls and owns all of the Common Shares of Canadian Pacific Railway Company (“CPRC”) which was incorporated by Letters Patent in 1881 pursuant to an Act of the Parliament of Canada. The Company’s registered, executive and head office is located at 7550 Ogden Dale Road S.E., Calgary, Alberta T2C 4X9. CP's Common Shares are listed on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”) under the symbol “CP”.

For purposes of this report, all references herein to “CP,” “the Company,” “we,” “our” and “us” refer to CPRL, CPRL and its subsidiaries, CPRL and one or more of its subsidiaries, or one or more of CPRL's subsidiaries, as the context may require. All references to currency amounts included in this annual report, including the Consolidated Financial Statements, are in Canadian dollars unless specifically noted otherwise.

For additional information regarding CP's network and geographical locations refer to Item 2. Properties.

Strategy

CP is driving change as it moves through its transformational journey to become the best railroad in North America while creating long-term value for shareholders. The Company is focused on providing customers with industry-leading rail service; driving sustainable, profitable growth; optimizing its assets; and reducing costs while remaining a leader in rail safety. Looking forward, CP is executing its strategic plan to become the lowest cost rail carrier centred on five key foundations, which are the Company’s performance drivers.

Provide Service: Providing efficient and consistent transportation solutions for the Company’s customers. “Doing what we say we are going to do” is what drives CP in providing a reliable product with a lower cost operating model. Centralized planning aligned with local execution is bringing the Company closer to the customer and accelerating decision-making.
Control Costs: Controlling and removing unnecessary costs from the organization, eliminating bureaucracy and continuing to identify productivity enhancements are the keys to success.
Optimize Assets: Through longer sidings, improved asset utilization and increased train lengths, the Company is moving increased volumes with fewer locomotives and cars while unlocking capacity for future growth potential.
Operate Safely: Each year, CP safely moves millions of carloads of freight across North America while ensuring the safety of our people and the communities through which we operate. Safety is never to be compromised. Continuous research and development in state-of-the-art safety technology and highly focused employees ensure our trains are built for safe, efficient operations across our network.
Develop People: CP recognizes that none of the other foundations can be achieved without its people. Every CP employee is a railroader and the Company is shaping a new culture focused on a passion for service with integrity in everything it does. Coaching and mentoring managers into becoming leaders will help drive CP forward.

Business Developments

During the fourth quarter of 2015, CP proposed a business combination with Norfolk Southern Corporation (“NS”). While CP is firmly of the view that a business combination would deliver improved levels of service to customers and communities while enhancing competition and creating significant shareholder value, to date, NS has rejected CP’s proposal. On February 9, 2016, CP notified NS of its intent to submit a resolution to NS shareholders to ask their Board of Directors to engage in good faith discussions with CP regarding a business combination transaction involving CP and NS that would create a true end-to-end transcontinental railroad that would enhance competition, benefit the public and drive economic growth.

During the third quarter of 2015, the Company completed the sale of approximately 283 miles of the Delaware and Hudson Railway Company, Inc.’s line between Sunbury, Pennsylvania, and Schenectady, New York (“D&H South”) to NS for proceeds of $281 million (U.S. $214 million).

During the first quarter of 2015, CP entered into an agreement to create a joint venture with Canadian Dream Venture LP called Dream VHP Limited Partnership. The joint venture was created to evaluate the Company’s real estate and to explore innovative ways to maximize value, including industrial, commercial and residential development.

During the second quarter of 2014, the Company completed the sale of approximately 660 miles of the Dakota, Minnesota & Eastern (“DM&E”) tracks between Tracy, Minnesota; Rapid City, South Dakota; Colony, Wyoming; and Crawford, Nebraska to Genesee & Wyoming Inc. (“G&W”) for proceeds of $236 million (U.S. $218 million).

Change in Executive Officers

On February 11, 2015, the Company announced that Executive Vice-President and Chief Financial Officer (“CFO”), Mr. Bart W. Demosky, had decided to leave the Company. On May 4, 2015, the Company announced Mr. Mark J. Erceg was appointed Executive Vice-President and Chief Financial Officer. Mr. Erceg joined the Company on May 18, 2015.

On October 27, 2015, the Company announced that Mr. Paul A. Guthrie will retire in the first quarter of 2016. Mr. Guthrie was appointed Special Counsel to the Chief Executive Officer (“CEO”) to support the transition. Mr. Jeffrey J. Ellis was appointed Chief Legal Officer and Corporate Secretary effective November 23, 2015.

Change in Board of Directors

Effective May 14, 2015, Mr. Keith E. Creel and the Hon. John R. Baird were elected to the Board of Directors of Canadian Pacific Railway Limited.

On July 3, 2015, Mr. Stephen C. Tobias resigned as a member of the Company’s Board of Directors. Mr. Tobias joined the Board on May 17, 2012.

On July 20, 2015, Mr. Andrew F. Reardon was elected Chairman of the Board. On July 20, 2015, Mr. Gary F. Colter and Ms. Krystyna T. Hoeg resigned as members of the Company’s Board of Directors. Mr. Colter joined the Board on May 17, 2012 and was the Chairman of the Board from May 1, 2014 until his resignation. Ms. Hoeg joined the Board on May 11, 2007.

Ms. Linda J. Morgan, who was a director of the Company since 2006 and Chair of the Health, Safety, Security, and Environment Committee and Member of the Audit Committee, passed away on November 4, 2015.

On January 26, 2016, Mr. Paul C. Hilal resigned from the Board. Mr. Matthew H. Paull was appointed to the Company's Board of Directors on January 26, 2016 and is currently the Chair of the Audit Committee.

Operations

The Company operates in only one operating segment: rail transportation. Although the Company provides a breakdown of revenue by business line, the overall financial and operational performance of the Company is analyzed as one segment due to the integrated nature of the rail network. Additional information regarding the Company's business and operations, including revenue and financial information and information by geographic location, is presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Note 29 Segmented and geographic information.

Lines of Business

The Company transports bulk commodities, merchandise freight and intermodal traffic. Bulk commodities include grain, coal, potash, fertilizers and sulphur. Merchandise freight consists of finished vehicles and automotive parts, as well as forest and industrial and consumer products. Intermodal traffic consists largely of retail goods in overseas containers that can be transported by train, ship and truck and in domestic containers and trailers that can be moved by train and truck.

The Company’s revenues are primarily derived from transporting freight. In 2015, the Company generated freight revenues totalling $6,552 million ($6,464 million in 2014 and $5,982 million in 2013). The following charts compare the percentage of the Company’s total freight revenues derived from each of the three major business lines in 2015, 2014 and 2013:

2015 Freight revenues	2014 Freight revenues	2013 Freight revenues

BULK

CP’s bulk business represented approximately 44% of total freight revenues in 2015.

The following charts compare the percentage of the Company's freight revenues derived from bulk commodities transportation, including per commodity business in 2015, 2014 and 2013:

2015 Bulk revenues	2014 Bulk revenues	2013 Bulk revenues

Canadian Grain

The Company’s Canadian grain business represented approximately 37% of bulk revenues, which is 16% of total freight revenues in 2015.

Canadian grain transported by CP consists of both whole grains, such as wheat, corn, soybeans and canola, and processed products such as meals, oils and flour. This business is centred in the Canadian Prairies (Alberta, Saskatchewan and Manitoba), with grain shipped primarily west to the Port Metro Vancouver in British Columbia ("B.C.") and east to the Port of Thunder Bay in Ontario for export. Grain is also shipped to the U.S., Mexico and to Eastern Canada for domestic consumption.

Canadian grain includes a division of business that is regulated by the Canadian government through the Canada Transportation Act (“CTA”). This regulated business is subject to a maximum revenue entitlement (“MRE”). Under this regulation, railroads can set their own rates for individual movements. However, the MRE governs aggregate revenue earned by the railroad based on a formula that factors in the total volumes, length of haul, average revenue per ton and inflationary adjustments. The regulation applies to Western Canadian export grain shipments to the ports of Vancouver and Thunder Bay.

U.S. Grain

CP’s U.S. grain business represented approximately 18% of bulk revenues, which is 8% of total freight revenues in 2015.

U.S. grain transported by CP consists of both whole grains, such as wheat, corn and soybeans, and processed products such as meals, oils and flour. This business is centred in the states of North Dakota, Minnesota, Iowa and South Dakota. Export grain traffic from this producing region is shipped to ports at Duluth and Superior in Minnesota. In partnership with other railroads, CP also moves grain to export terminals in the U.S. Pacific Northwest and the Gulf of Mexico. Grain destined for domestic consumption moves east via Chicago, Illinois to the U.S. Northeast or is interchanged with other carriers to the U.S. Southeast, Pacific Northwest and Californian markets.

Coal

The Company’s Coal business represented approximately 22% of bulk revenues, which is 10% of total freight revenues in 2015.

CP handles mostly metallurgical coal destined for export through the Port Metro Vancouver for use in the steelmaking process in the Pacific Rim, Europe and South America. CP’s Canadian coal traffic originates mainly from Teck Resource Limited’s mines in southeastern B.C. CP moves coal west from these mines to port terminals for export to world markets, east for the U.S. Midwest markets and for consumption in steelmaking mills along the Great Lakes.

In the U.S., CP moves primarily thermal coal from connecting railways serving the thermal coal fields in the Powder River Basin in Montana and Wyoming. It is then delivered to power-generating facilities in the U.S. Midwest. CP also serves petroleum coke operations in Canada and the U.S., where the product is used for power generation and aluminum production.

Potash

The Company's Potash business represented approximately 13% of bulk revenues, which is 5% of total freight revenues in 2015.

The Company’s potash traffic moves mainly from Saskatchewan to offshore markets through the ports of Vancouver, Thunder Bay and Portland, Oregon and to markets in the U.S. All potash shipments for export beyond Canada and the U.S. are marketed by Canpotex Limited, a joint venture among Saskatchewan’s potash producers. Independently, these producers move domestic potash with CP primarily to the U.S. Midwest for local application.

Fertilizers and Sulphur

Fertilizers and sulphur business represented approximately 10% of bulk revenues, which is 4% of total freight revenues in 2015.

Chemical fertilizers are transported to markets in Canada and the U.S. from key production areas in the Canadian Prairies. Phosphate fertilizer is also transported from U.S. and Canadian producers to markets in Canada and the northern U.S. CP provides transportation services from major nitrogen production facilities in Western Canada and has efficient routes to the major U.S. markets. CP also has direct service to key fertilizer distribution terminals, including via facilities on the Mississippi River system at Minneapolis-St. Paul, Minnesota, as well as access to Great Lakes vessels at Thunder Bay.

Most sulphur is produced in Alberta as a byproduct of processing sour natural gas, refining crude oil and upgrading bitumen produced in the Alberta oil sands. Sulphur is a raw material used primarily in the manufacturing of sulphuric acid, which is used most extensively in the production of phosphate fertilizers. Demand for elemental sulphur rises with demand for fertilizers. Sulphuric acid is also a key ingredient in industrial processes ranging from smelting and nickel leaching to paper production.

MERCHANDISE

CP’s merchandise business represented approximately 36% of total freight revenues in 2015.

The following charts compare the percentage of the Company's freight revenues derived from merchandise transportation, including per merchandise business in 2015, 2014 and 2013:

2015 Merchandise revenues	2014 Merchandise revenues	2013 Merchandise revenues

Merchandise products move in trains of mixed freight and in a variety of car types. Service involves delivering products to many different customers and destinations. In addition to traditional rail service, CP moves merchandise traffic through a network of truck-rail transload facilities and provides logistics services.

Forest Products

The Company’s Forest products business represented approximately 11% of merchandise revenues, which is 4% of total freight revenues in 2015.

Forest products traffic includes wood pulp, paper, paperboard, newsprint, lumber, panel and oriented strand board shipped from key producing areas in B.C., northern Alberta, northern Saskatchewan, Ontario and Quebec to destinations throughout North America.

Chemicals and Plastics

The Company’s Chemicals and plastics business represented approximately 30% of merchandise revenues, which is 11% of total freight revenues in 2015.

Petroleum products represent the largest segment of this business, followed by chemicals and plastics.

Petroleum products consist of commodities such as liquefied petroleum gas (“LPG”), gasoline, diesel, condensate, asphalt and lubricant oils. The majority of the Company’s Western Canadian petroleum products traffic originates in Saskatchewan and in the Alberta Industrial Heartland, Canada’s largest hydrocarbon processing region. The Bakken formation region in Saskatchewan and North Dakota is another source of condensate, LPG and natural gas liquids. Interchange with several rail interline partners gives the Company access to refineries and export facilities in the Pacific Northwest, Northeast U.S. and Gulf Coast, as well as the Texas and Louisiana petrochemical corridor and port connections.

The Company’s chemical traffic includes products such as ethylene glycol, styrene, sulphuric acid, methanol, sodium chlorate, caustic soda and soda ash. These shipments originate from Eastern Canada, Alberta, the U.S. Midwest and the Gulf of Mexico and move to end markets in Canada, the U.S. and overseas.

The most commonly shipped plastics products are polyethylene and polypropylene. Almost half of the Company’s plastics originate in central and northern Alberta and move to various North American destinations.

Crude

The Company’s Crude business represented approximately 17% of merchandise revenues, which is 6% of total freight revenues in 2015.

Crude moves from production facilities throughout Alberta, Saskatchewan and North Dakota. CP has connections to these production facilities as well as access to pipeline terminals. Oil sands products originating in northern Alberta are delivered by pipeline systems to hub terminals in Edmonton, Hardisty and the Alberta Industrial Heartland, where rail and pipeline are the options for onward transportation. CP connects to numerous Saskatchewan oil-producing regions, including ones in Shaunavon, Lloydminster, Kerrobert and the Bakken formation, and CP has numerous facilities in the North Dakota Bakken oil-producing region.

CP’s main crude unloading destination terminal is located in Albany, New York. This terminal is a rail-to-vessel operation that can reach refineries along the Canadian and U.S. East Coast, and the U.S. Gulf Coast. CP also accesses other refineries and terminals on the U.S. East Coast, Gulf Coast and West Coast through established interline partnerships.

Metals, Minerals and Consumer Products

The Company’s Metals, minerals and consumer products business represented approximately 27% of merchandise revenues, which is 10% of total freight revenues in 2015.

Metals, minerals and consumer products include a wide array of commodities such as aggregates, steel, consumer products and non-ferrous metals.

Frac sand and cement are the dominant aggregates. Frac sand originates at mines located along the Company’s network in Wisconsin and moves to a diverse set of shale formations across North America. The majority of the Company’s cement traffic is shipped directly from production facilities in Alberta, Iowa and Ontario to energy and construction projects in North Dakota, Alberta, Manitoba and the U.S. Midwest.

CP transports steel in various forms from mills in Ontario, Saskatchewan and Iowa to a variety of industrial users. The Company carries base metals such as copper, lead, zinc and aluminum. CP also moves ores from mines to smelters and refineries for processing, and the processed metal to automobile and consumer products manufacturers.

Consumer products traffic consists of a diverse mix of goods, including food products, building materials, packaging products and waste products.

Automotive

The Company’s Automotive business represented approximately 15% of merchandise revenues, which is 5% of total freight revenues in 2015.

CP’s automotive portfolio consists of four finished vehicle traffic segments: import vehicles that move through Port Metro Vancouver to Eastern Canadian markets; Canadian-produced vehicles that ship to the U.S. from Ontario production facilities; U.S.-produced vehicles that ship within the U.S. as well as cross-border into Canadian markets; and Mexican-produced vehicles that ship to the U.S. and Canada. In addition to finished vehicles, CP ships automotive parts, machinery and pre-owned vehicles. A comprehensive network of automotive compounds is utilized to facilitate final delivery of vehicles to dealers throughout Canada and in the U.S.

INTERMODAL

The Company’s intermodal business represented approximately 20% of total freight revenues in 2015.

The following charts compare the percentage of the Company's freight revenues derived from intermodal transportation, including the percentage of revenues generated from domestic and international intermodal transportation in 2015, 2014 and 2013:

2015 Intermodal revenues	2014 Intermodal revenues	2013 Intermodal revenues

Domestic intermodal freight consists primarily of manufactured consumer products moved in 53-foot containers within North America. International intermodal freight moves in marine containers to and from ports and North American inland markets.

Domestic Intermodal

The Company’s Domestic intermodal business represented approximately 56% of intermodal revenues, which is 12% of total freight revenues in 2015.

CP’s Domestic intermodal business moves goods from a broad spectrum of industries including food, retail, less-than truckload, trucking and forest products as well as various other consumer-related products. Key service factors in domestic intermodal include consistent on-time delivery, the ability to provide door-to-door service and the availability of value-added services. The majority of the Company’s Domestic intermodal business originates in Canada where CP markets its services directly to retailers, providing complete door-to-door service and maintaining direct relationships with its customers. In the U.S., the Company’s service is delivered mainly through wholesalers.

International Intermodal

The Company’s International intermodal business represented approximately 44% of intermodal revenues, which is 9% of total freight revenues in 2015.

CP’s International intermodal business consists primarily of containerized traffic moving between the ports of Vancouver, Montreal and New York and inland points across Canada and the U.S. Import traffic from the Port Metro Vancouver is mainly long-haul business destined for Eastern Canada and the U.S. Midwest and Northeast. The Company’s trans-Pacific service offers the shortest route between the Port Metro Vancouver and Chicago. CP works closely with the Port of Montreal, a major year-round East Coast gateway to Europe, to serve markets primarily in Canada and the U.S. Midwest. The Company’s U.S. Northeast service connects Eastern Canada with the Port of New York, offering a competitive alternative to trucks.

Fuel Cost Recovery Program

The short-term volatility in fuel prices may adversely or positively impact revenues. CP employs a fuel cost recovery program designed to automatically respond to fluctuations in fuel prices and help reduce volatility to changing fuel prices. Fuel surcharge revenues are earned on individual shipments primarily based on On Highway Diesel; as such, fuel surcharge revenue is a function of freight volumes. Fuel surcharge revenues accounted for approximately 4% of the Company's total freight revenues in 2015.

Non-freight Revenues

Non-freight revenues accounted for approximately 2% of the Company’s total revenues in 2015. Non-freight revenues are generated from leasing certain assets, switching fees, other arrangements including logistical services and contracts with passenger service operators.

Significant Customers

For each of the years ended December 31, 2015, 2014 and 2013, no customer comprised more than 10% of total revenues or accounts receivable.

Competition

The Company is subject to competition from other railways, motor carriers, ship and barge operators, and pipelines. Price is only one factor of importance as shippers and receivers choose a transportation service provider. Service is another factor and requirements, both in terms of transit time and reliability, vary by shipper and commodity. As a result, the Company’s primary competition varies by commodity, geographic location and mode of available transportation. CP’s primary rail competitors are Canadian National Railway Company (“CN”), which operates throughout much of the Company’s territory in Canada and Burlington Northern Santa Fe, LLC (“BNSF”), which operates throughout much of the Company’s territory in the U.S. Midwest. Other railways also operate in parts of the Company’s territory. Depending on the specific market, competing railroads and deregulated motor carriers may exert pressure on price and service levels.

Seasonality

Volumes and revenues from certain goods are stronger during different periods of the year. First-quarter revenues are typically lower mainly due to winter weather conditions, closure of the Great Lakes ports and reduced transportation of retail goods. Second and third-quarter revenues generally improve over the first quarter as fertilizer volumes are typically highest during the second quarter and demand for construction-related goods is generally highest in the third quarter. Revenues are typically strongest in the fourth quarter, primarily as a result of the transportation of grain after the harvest, fall fertilizer programs and increased demand for retail goods moved by rail. Operating income is also affected by seasonal fluctuations. Operating income is typically lowest in the first quarter due to lower freight revenue and higher operating costs associated with winter conditions. Net income is also influenced by seasonal fluctuations in customer demand and weather-related issues.

Regulations

Government Regulation

The Company’s railway operations are subject to extensive federal laws, regulations and rules in both Canada and the U.S., which directly affect how operations and business activities are managed.

Operations are subject to economic and safety regulation in Canada primarily by the Canadian Transportation Agency (“the Agency”), Transport Canada, the CTA and the Railway Safety Act (“RSA”). The CTA provides shipper rate and service remedies, including final offer arbitration, competitive line rates and compulsory inter-switching in Canada. The Agency regulates the MRE for the movement of export grain, commuter and passenger access, charges for ancillary services and noise-related disputes. Transport Canada regulates safety-related aspects of railway operations in Canada.

The Company’s U.S. operations are subject to economic and safety regulation by the Surface Transportation Board (“STB”) and the Federal Railroad Administration (“FRA”). The STB is an economic regulatory body with jurisdiction over railroad rate and service issues and reviewing proposed railroad mergers and other transactions. The FRA regulates safety-related aspects of the Company’s railway operations in the U.S. under the Federal Railroad Safety Act, as well as rail portions of other safety statutes.

Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental and other matters.

Regulatory Change

On May 29, 2014, the Government of Canada enacted the Fair Rail for Grain Farmers Act (the “Fair Rail Act”). This legislation authorizes the federal cabinet to require the Company and CN to move a minimum amount of grain, which amount is determined by and may be adjusted by the federal cabinet. There is currently no minimum grain volume required by the federal cabinet. In addition, the Fair Rail Act expands the terms and conditions associated with the inter-switching provisions of the CTA in the provinces of Alberta, Saskatchewan and Manitoba, provides that the Agency make regulations specifying what constitutes operational terms that may be subject to service agreement arbitration, and gives the Agency the power to order a railway to compensate any person who has incurred expenses because of a failure to meet obligations under Sections 113 and 114 of the CTA, or does not meet its obligations under the terms of a confidential contract that includes a compensation clause. Further, the Fair Rail Act amends the Canada Grain Act to permit the regulation of contracts relating to grain and the arbitration of disputes respecting the provisions of those contracts.

After the tragic accident in Lac-Mégantic, Quebec in July of 2013 involving a non-related short-line railroad, the Government of Canada implemented several measures pursuant to the Rail Safety Act (Canada) and the Transportation of Dangerous Goods Act (Canada). These modifications implemented changes with respect to rules associated with securing unattended trains, the classification of crude being imported, handled, offered for transport or transported, and the provision of information to municipalities through which dangerous goods are transported by rail. The U.S. federal government has taken similar actions. These changes did not have a material impact on CP’s operating practices.

On February 20, 2015, the Government of Canada introduced Bill C-52 “An Act to amend the CTA and the RSA”, which received Royal Assent on June 18, 2015 to come into force upon a date set by Order of Council. Bill C-52 sets out new minimum insurance requirements for federally regulated railways based on: amounts of crude and toxic inhalation hazards/poisonous inhalation hazards moved; imposes strict liability; limits railway liability to the minimum insurance level; mandates the creation of a fund of $250 million paid for by crude shippers, to be utilized for damages beyond $1 billion (in respect of CP); allows railways and insurers to have existing rights to pursue other parties (subrogation); and prevents shifting liability to shippers from railways except through written agreement. It is too soon for the Company to determine the impact that these amendments to the CTA and the RSA will have on the Company’s financial condition and results from operations.

On May 1, 2015, the U.S. Transportation Secretary announced the final rule for new rail tank car standard for flammable liquids and the retrofitting schedule for older tank cars used to transport flammable liquids. The development of the new tank car standard was done in coordination between Transport Canada, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the FRA. This announcement was followed by publishing the new tank car standard in Canada on May 20, 2015. The new tank car standards require new tanks used to move flammable liquids to have: top-fitting protection; thermal protection including a jacket; the use of 9/16 inch normalized steel for the tank car; full head shield; and improved bottom outlet valves. In the U.S. the new standards also included new operational protocols for trains transporting large volumes of flammable liquids such as the use of electronically controlled pneumatic (“ECP”) brakes for trains carrying 70 or more cars of flammable liquids, routing requirements, speed restrictions, and information for local government agencies. The U.S. rule also provides new sampling and testing requirements for the classification of energy products placed into transport. In Canada, operational protocols such as speed restrictions to 40 miles per hour in census metropolitan areas, crude sampling and testing requirements, and sharing information with municipal first responders, had previously been implemented. CP does not own any tank cars used for commercial transportation of hazardous commodities.

On October 29, 2015, the Surface Transportation Extension Act of 2015 was signed into law. The law extends, by three years, the deadline for the U.S. rail industry to implement Positive Train Control (“PTC”), a set of highly advanced technologies designed to prevent train-to-train collisions, speed-related derailments, and other accidents caused by human error by determining the precise location, direction and speed of trains, warning train operators of potential problems, and taking immediate action if an operator does not respond. Legislation passed by the U.S. Congress in 2008 mandated that PTC systems be put into service by the end of 2015 on rail lines used to transport passengers or toxic-by-inhalation materials. The Surface Transportation Extension Act of 2015 extended the deadline to install and activate PTC to December 31, 2018, allowing the Company additional time to ensure safe and effective implementation of PTC on its rail network.

For further details on the capital expenditures associated with compliance with the PTC regulatory mandate, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

On December 4, 2015 the Fixing America’s Surface Transportation (“FAST”) Act was signed into law, representing the first long-term transportation legislation enacted in the U.S. in over a decade. The FAST Act contains key provisions on safety enhancements for tank cars moving flammable liquids in the U.S. and ECP train braking. Among those key provisions, the FAST Act requires new tank cars to be equipped with thermal blankets, requires all legacy DOT-111 tank cars moving flammable liquids to be upgraded to new retrofit standards(regardless of how many cars may be in a train), and sets minimum requirements for protection of certain valves. While the law preserves PHMSA’s May 2015 final rule mandating ECP brakes on certain trains, it requires an independent evaluation of this braking technology and a real-world derailment test. The FAST Act further calls for the U.S. Secretary of Transportation to re-evaluate its ECP final rule within the next two years using the results of this evaluation to determine whether ECP braking system requirements are justified.

Finally, the STB Reauthorization Act of 2015 was signed into law on December 18, 2015. The law requires numerous changes to the structure and composition of the STB, removing it from under the Department of Transportation and establishing the STB as an independent U.S. agency, as well as increasing STB Board membership from three to five members. Notably, the law vests in the STB certain limited enforcement powers, by authorizing it to investigate rail carrier violations on the STB Board’s own initiative. The law also requires the STB to establish a voluntary binding arbitration process to resolve rail rate and practice disputes. It is too soon for the Company to anticipate the impact that these changes and new investigative authorities might have on CP, since the STB has yet to develop and propose rules implementing these laws.

Environmental Laws and Regulations

The Company’s operations and real estate assets are subject to extensive federal, provincial, state and local environmental laws and regulations governing emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials. If the Company is found to have violated such laws or regulations it could have a material adverse effect on the Company’s business or operating results. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results and reputation.

The Company has implemented a comprehensive Environmental Management System to facilitate the reduction of environmental risk. CP's Annual Corporate Operations Environmental Plan states the current environmental goals, objectives and strategies.

Specific environmental programs are in place to address areas such as air emissions, wastewater, management of vegetation, chemicals and waste, storage tanks and fueling facilities. CP has also undertaken environmental impact assessments and risk assessments to identify, prevent and mitigate environmental risks. There is continued focus on preventing spills and other incidents that have a negative impact on the environment. There is an established Strategic Emergency Response Contractor network and spill equipment kits are located across Canada and the U.S. to ensure a rapid and efficient response in the event of an environmental incident. In addition, emergency preparedness and response plans are regularly updated and tested.

The Company has developed an environmental audit program that comprehensively, systematically and regularly assesses the Company’s facilities for compliance with legal requirements and the Company’s policies for conformance to accepted industry standards. Included in this is a corrective action follow-up process and semi-annual review by senior management.

CP focuses on key strategies, identifying tactics and actions to support commitments to the community. The Company’s strategies include:

•	protecting the environment;

•	ensuring compliance with applicable environmental laws and regulations;

•	promoting awareness and training;

•	managing emergencies through preparedness; and

•	encouraging involvement, consultation and dialogue with communities along the Company’s lines.

Security

CP is subject to statutory and regulatory directives in Canada and the U.S. that address security concerns. CP plays a critical role in the North American transportation system. Rail lines, facilities and equipment, including railcars carrying hazardous materials, could be direct targets or indirect casualties of terrorist attacks. Regulations by the Department of Transportation and the Department of Homeland Security in the U.S. include speed restrictions, chain of custody and security measures, which can impact service and increase costs for the transportation of hazardous materials, especially toxic inhalation hazard (“TIH”) materials. Legislative changes in Canada to the Transportation of Dangerous Goods Act are expected to add new security regulatory requirements similar to those in the U.S. In addition, insurance premiums for some or all of the Company’s current coverage could increase significantly, or certain coverage may not be available to the Company in the future. While CP will continue to work closely with Canadian and U.S. government agencies, future decisions by these agencies on security matters or decisions by the industry in response to security threats to the North American rail network could have a material adverse effect on the Company's business or operating results.

CP takes the following security measures:

•
CP employs its own police service that works closely with communities, other law enforcement and government agencies to promote railway safety and infrastructure security. As a railway law enforcement agency, CP Police Services are headquartered in Calgary, Alberta, with police officers assigned to over 25 field offices responsible for railway police operations in six Canadian provinces and 14 U.S. states. CP Police Services operate on the CP rail network as well as in areas where CP has non-railway operations.

•
CP’s Police Communication Centre (“PCC”) operates 24 hours a day. The PCC receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials, and ensures that proper emergency responders are notified as well as governing bodies.

•
CP’s Security Management Plan is a comprehensive, risk-based plan modelled on and developed in conjunction with the security plan prepared by the Association of American Railroads post-September 11, 2001. Under this plan, CP routinely examines and prioritizes railroad assets, physical and cyber vulnerabilities, and threats, as well as tests and revises measures to provide essential railroad security. To address cyber security risks, CP implements mitigation programs that evolve with the changing technology threat environment. The Company has also worked diligently to establish backup sites to ensure a seamless transition in the event that the Company's operating systems are the target of a cyber-attack.  By doing so, CP is able maintain network fluidity.

•	CP security efforts consist of a wide variety of measures including employee training, engagement with our customers and training of emergency responders.

Available Information

CP makes available on or through its website www.cpr.ca free of charge, its annual reports on Form 10-K, quarterly reports, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Also, filings made pursuant to Section 16 of the Securities Exchange Act of 1934 (“Exchange Act”) with the SEC by our executive officers, directors and other reporting persons with respect to the Company's Common Shares are made available free of charge, through our website. Our website also contains charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Business Ethics. This Form 10-K and other SEC filings made by CP are also accessible through the SEC’s website at www.sec.gov.

The Company has included the CEO and CFO certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as an Exhibit to this report.

ITEM 1A. RISK FACTORS

The risks set forth in the following risk factors could have a materially adverse effect on the Company's financial condition, results of operations, and liquidity, and could cause those results to differ materially from those expressed or implied in the Company's forward-looking statements.

The information set forth in this Item 1A. Risk Factors should be read in conjunction with the rest of the information included in this annual report, including Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

As a common carrier, the Company is required by law to transport dangerous goods and hazardous materials, which could expose the Company to significant costs and claims. Railways, including CP, are legally required to transport dangerous goods and hazardous materials as part of their common carrier obligations regardless of risk or potential exposure of loss. CP transports dangerous goods and hazardous materials, including but not limited to crude oil, ethanol and TIH materials such as chlorine and anhydrous ammonia. A train accident involving hazardous materials could result in significant claims against CP arising from personal injury and property or natural resource damage, environmental penalties and remediation obligations. Such claims, if insured, could exceed the existing insurance coverage commercially available to CP, which could have a material adverse effect on CP’s financial condition and liquidity. CP is also required to comply with rules and regulations regarding the handling of dangerous goods and hazardous materials in Canada and the U.S. Noncompliance with these rules and regulations can subject the Company to significant penalties and could factor in litigation arising out of a train accident. Changes to these rules and regulations could also increase operating costs, reduce operating efficiencies and impact service delivery.

The Company is subject to significant governmental legislation and regulation over commercial, operating and environmental matters. The Company's railway operations are subject to extensive federal laws, regulations and rules in both Canada and the U.S. Operations are subject to economic and safety regulations in Canada primarily by the Agency, Transport Canada, the CTA and the RSA. The Company's U.S. operations are subject to economic and safety regulation by the STB and the FRA. Various other regulators directly and indirectly affect the Company's operations in areas such as health, safety, security, environmental and other matters. Additional economic regulation of the rail industry by these regulators or the Canadian and U.S. legislatures, whether under new or existing laws, could have a significant negative impact on the Company's ability to determine prices for rail services and result in a material adverse effect in the future on the Company's financial position, results of operations, and liquidity in a particular year or quarter. This potential material adverse effect could also result in reduced capital spending on the Company's rail network or abandonment of lines.

The Company's compliance with safety and security regulations may result in increased capital expenditures and operating costs. For example, compliance with the Rail Safety Improvement Act of 2008 will result in additional capital expenditures associated with the statutorily mandated implementation of PTC. In addition to increased capital expenditures, implementation of such regulations may result in reduced operational efficiency and service levels, as well as increased operating expenses.

The Company's operations are subject to extensive federal, state, provincial and local environmental laws concerning, among other matters, emissions to the air, land and water and the handling of hazardous materials and wastes. Violation of these laws and regulations can result in significant fines and penalties as well as other potential impacts to CP's operations. These laws can impose strict, and in some circumstances, joint and several liability on both current and former owners and operators of facilities. Such environmental liabilities may also be raised by adjacent landowners or third parties. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company's operating results and reputation. The Company has been, and may in the future be, subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations. The Company currently has obligations at existing sites for investigation, remediation and monitoring and will likely have obligations at other sites in the future. The actual costs associated with both current and long-term liabilities may vary from company estimates due to a number of factors including, but not limited to changes in: the content or interpretation of environmental laws and regulations; required remedial actions; technology associated with site investigation or remediation; and the involvement and financial viability of other parties that may be responsible for portions of those liabilities.

Global economic conditions could negatively affect demand for commodities and other freight transported by the Company. A decline or disruption in domestic or global economic conditions that affect the supply or demand for the commodities that CP transports may decrease CP’s freight volumes and may result in a material adverse effect on CP’s financial or operating results and liquidity. Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact on CP's financial position, results of operations, and liquidity in a particular year or quarter.

The Company faces competition from other transportation providers, and failure to compete effectively could adversely affect results of operations, financial condition and liquidity. The Company faces significant competition for freight transportation in Canada and the U.S., including competition from other railways, pipelines, trucking and barge companies. Competition is based mainly on price, quality of service and access to markets. Other transportation providers generally use public rights-of-way that are built and maintained by government entities, while CP and other railroads must use internal resources to build and maintain their rail networks. Competition with the trucking industry is generally based on freight rates, flexibility of service and transit time performance. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation that eliminates or significantly reduces the burden of the size or weight limitations currently applicable to trucking carriers, could have a material adverse effect on CP's results of operations, financial condition, and liquidity.

The operations of carriers with which the Company interchanges may adversely affect operations. The Company's ability to provide rail services to customers in Canada and the U.S. largely depends upon its ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue division, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange, and trackage rights. Deterioration in the operations or services provided by connecting carriers, or in the Company's relationship with those connecting carriers, could result in CP's inability to meet customers' demands or require the Company to use alternate train routes, which could result in significant additional costs and network inefficiencies.

The availability of qualified personnel could adversely affect the Company's operations. Changes in employee demographics, training requirements, and the availability of qualified personnel, particularly locomotive engineers and trainpersons, could negatively impact the Company’s ability to meet demand for rail services. Unpredictable increases in the demand for rail services may increase the risk of having insufficient numbers of trained personnel, which could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In addition, changes in operations and other technology improvements may significantly impact the number of employees required to meet the demand for rail services.

Strikes or work stoppages could adversely affect the Company's operations. Class I railroads are party to collective bargaining agreements with various labour unions. The majority of CP's employees belong to labour unions and are subject to these agreements. Disputes with regard to the terms of these agreements or the Company's potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns or lockouts, which could cause a significant disruption of the Company's operations and have a material adverse effect on the Company's results of operations, financial condition, and liquidity. Additionally, future national labour agreements, or provisions of labour agreements related to health care, could significantly increase the Company's costs for health and welfare benefits, which could have a material adverse impact on its financial condition and liquidity.

The Company may be subject to various claims and lawsuits that could result in significant expenditures. The Company by the nature of its operation is exposed to the potential for a variety of litigations, lawsuits and other claims, including personal injury claims, labour and employment, commercial and contract disputes, environmental liability, freight claims and property damage claims. In respect of workers' claims in Canada related to occupational health and safety, the Workers' Compensation Act (Canada) covers those matters. In the U.S., the Federal Employer's Liability Act ("FELA") is applicable to railroad employees. A provision for lawsuits or other claims will be accrued according to applicable accounting standards, reflecting the assessment of the actual damages incurred based upon the facts and circumstances known at the time. Any material changes to litigation trends, a catastrophic rail accident or series of accidents involving freight loss, property damage, personal injury, environmental liability or other significant matters could have a material adverse effect on the Company's results of operations, financial position, and liquidity, in each case, to the extent not covered by insurance.

The Company may be affected by acts of terrorism, war, risk of war or regulatory changes to combat the risk of terrorism or war. CP plays a critical role in the North American transportation system, and therefore could become the target for acts of terrorism or war. CP is also involved in the transportation of hazardous materials, which could result in CP equipment or infrastructure being direct targets or indirect casualties of terrorist attacks. Acts of terrorism, or other similar events, any government response thereto, and war or risk of war could cause significant business interruption losses to CP and may adversely affect the Company’s results of operations, financial condition, and liquidity.

Severe weather or natural disasters could result in significant business interruptions and costs to the Company. CP is exposed to severe weather conditions including earthquakes, floods, fires, avalanches, mudslides, extreme temperatures and significant precipitation that may cause business interruptions that can adversely affect the Company’s entire rail network and result in increased costs, increased liabilities and decreased revenues, which could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. Insurance maintained by the Company to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of the Company's damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of services, the Company may not be able to restore services without a significant interruption in operations.

The Company relies on technology and technological improvements to operate its business. Information technology is critical to all aspects of CP’s business. If the Company were to experience a significant disruption or failure of one or more of the information technology or communications systems (either a result of an intentional cyber or malicious act or an unintentional error) it could result in service interruptions or other failures, misappropriation of confidential information and deficiencies, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. If CP is unable to acquire or implement new technology, the Company may suffer a competitive disadvantage, which could also have an adverse effect on its results of operations, financial condition, and liquidity.

The state of capital markets could adversely affect the Company's liquidity. Weakness in the capital and credit markets could negatively impact the Company’s access to capital. From time to time, the Company relies on the capital markets to provide some of its capital requirements, including the issuance of long-term debt instruments and commercial paper. Significant instability or disruptions of the capital markets and the credit markets, or deterioration of the Company's financial condition due to internal or external factors could restrict or eliminate the Company's access to, and/or significantly increase the cost of, various financing sources, including bank credit facilities and issuance of corporate bonds. Instability or disruptions of the capital markets and deterioration of the Company's financial condition, alone or in combination, could also result in a reduction in the Company's credit rating to below investment grade, which could also further prohibit or restrict the Company from accessing external sources of short and long-term debt financing, and/or significantly increase the associated costs.

Disruptions within the supply chain could negatively affect the Company's operational efficiencies and increase costs. The North American transportation system is integrated. CP’s operations and service may be negatively impacted by service disruptions of other transportation links, such as ports, handling facilities, customer facilities, and other railways. A prolonged service disruption at one of these entities could have a material adverse effect on the Company's results of operations, financial condition, and liquidity.

The Company may be affected by fluctuating fuel prices. Fuel expense constitutes a significant portion of the Company’s operating costs. Fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on the Company's results of operations. The Company currently recovers a significant amount of its fuel expenses from customers through fuel surcharge revenues, but the Company cannot be certain that it will always be able to mitigate rising or elevated fuel costs through fuel surcharge revenues. Factors affecting fuel prices include: worldwide oil demand, international politics, weather, refinery capacity, supplier and upstream outages, unplanned infrastructure failures, and labour and political instability.

The Company is dependent on certain key suppliers of core railway equipment and materials that could result in increased price volatility or significant shortages of materials, which could adversely affect results of operations, financial condition, and liquidity. Due to the complexity and specialized nature of core railway equipment and infrastructure (including rolling stock equipment, locomotives, rail and ties), there can be a limited number of suppliers of rail equipment and materials available. Should these specialized suppliers cease production or experience capacity or supply shortages, this concentration of suppliers could result in CP experiencing cost increases or difficulty in obtaining rail equipment and materials, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. Additionally, CP’s operations are dependent on the availability of diesel fuel. A significant fuel supply shortage arising from production decreases, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors, could have a material adverse effect on the Company's results of operations, financial position, and liquidity in a particular year or quarter.
The Company may be directly and indirectly affected by the impacts of global climate change. The impact of global climate change may affect the Company both directly and indirectly. There is potential for significant impacts on CP's infrastructure due to changes in temperature and precipitation as well as increases in extreme weather events such as flooding and storms. These changes may result in substantial costs to respond during the event, recover from the event and possibly to modify existing or future infrastructure requirements to prevent recurrence. Government action to address climate change may involve both economic instruments such as carbon taxation as well as restrictions on economic sectors such as cap and trade. The Company is subject to carbon taxation systems in some of the jurisdictions in which it operates and there is a possibility in other jurisdictions in the future. As a significant consumer of diesel fuel, these carbon taxes increase the Company's business costs. While the Company is not currently subject to a cap on emissions, there is also a possibility in the future. Cap and trade programs or other government restrictions on certain market sectors can also impact current and potential customers including thermal coal and petroleum crude oil.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

CP provides rail and intermodal freight transportation services over a 12,500-mile track network, serving the principal business centres of Canada, from Montreal, Quebec to Vancouver, B.C., and the U.S. Midwest and Northeast regions. The Company's railway feeds directly into the U.S. heartland from the East and West coasts. Agreements with other carriers extend the Company's market reach east of Montreal in Canada, through the U.S. and into Mexico.

Network Geography

The Company’s network extends from Port Metro Vancouver on Canada’s Pacific Coast to the Port of Montreal in Eastern Canada, and to the U.S. industrial centres of Chicago, Illinois; Detroit, Michigan; Buffalo, New York; Kansas City, Missouri; and Minneapolis, Minnesota.

The Company’s network is composed of three primary corridors: Western, Central and Eastern.

The Western Corridor: Vancouver to Thunder Bay

Overview – The Western Corridor links Vancouver with Thunder Bay, which is the Western Canadian terminus of the Company’s Eastern Corridor. With service through Calgary, Alberta, the Western Corridor is an important part of the Company’s routes between Vancouver and the U.S. Midwest, and between Vancouver and Eastern Canada. The Western Corridor provides access to the Port of Thunder Bay, Canada’s primary Great Lakes bulk terminal.

Products – The Western Corridor is the Company’s primary route for bulk and resource products traffic from Western Canada to Port Metro Vancouver for export. CP also handles significant volumes of international intermodal containers and domestic general merchandise traffic.

Feeder Lines – CP supports its Western Corridor with four significant feeder lines: the “Coal Route”, which links southeastern B.C. coal deposits to the Western Corridor and to coal terminals at the Port Metro Vancouver; the “Edmonton-Calgary Route”, which provides rail access to Alberta’s Industrial Heartland in addition to the petrochemical facilities in central Alberta; the “Pacific CanAm Route”, which connects Calgary and Medicine Hat in Alberta with Pacific Northwest rail routes at Kingsgate, B.C. via Crowsnest Pass, Alberta; and the “North Main Line Route” that provides rail service to customers between Portage la Prairie, Manitoba and Wetaskiwin, Alberta, including intermediate points Yorkton and Saskatoon in Saskatchewan. This line is an important collector of Canadian grain and fertilizer, serving the potash mines located east and west of Saskatoon and many high-throughput grain elevators and processing facilities. In addition, this line provides direct access to refining and upgrading facilities at Lloydminster, Alberta and Western Canada’s largest pipeline terminal at Hardisty, Alberta.

Connections – The Company’s Western Corridor connects with the Union Pacific Railroad (“UP”) at Kingsgate and with BNSF at Coutts, Alberta, and at New Westminster and Huntingdon in B.C. This corridor also connects with CN at many locations including Thunder Bay, Winnipeg, Regina and Saskatoon in Saskatchewan, Red Deer, Camrose, Calgary and Edmonton in Alberta, Kamloops, B.C. and several locations in the Greater Vancouver area.

Yards and Repair Facilities – CP supports rail operations on the Western Corridor with main rail yards at Vancouver, Calgary, Edmonton, Alberta, Moose Jaw in Saskatchewan, Winnipeg and Thunder Bay. CP also has major intermodal terminals at Vancouver, Calgary, Edmonton, Regina and Winnipeg. The Company has locomotive and railcar repair facilities at Golden, Vancouver, Calgary, Moose Jaw and Winnipeg.

The Central Corridor: Moose Jaw and Winnipeg to Chicago and Kansas City

Overview – The Central Corridor connects with the Western Corridor at Moose Jaw and Winnipeg. By running south to Chicago and Kansas City through the Twin Cities of Minneapolis and St. Paul, Minnesota and Milwaukee, Wisconsin, CP provides a direct, single-carrier route between Western Canada and the U.S. Midwest, providing access to Great Lakes and Mississippi River ports. From La Crosse, Wisconsin, the Central Corridor continues south towards Kansas City via the Quad Cities (which includes Davenport and Bettendorf in Iowa, and Rock Island, Moline and East Moline in Illinois), providing an efficient route for traffic destined for southern U.S. and Mexican markets. CP’s Kansas City line also has a direct connection into Chicago and by extension to points east on CP’s network such as Toronto, Ontario and the Port of Montreal.

Products – Traffic transported on the Central Corridor include intermodal containers from Port Metro Vancouver, fertilizers, chemicals, crude, grain, automotive and other agricultural products.

Feeder Lines – The Company has operating rights over the BNSF line between Minneapolis and the twin ports of Duluth, Minnesota and Superior, Wisconsin. CP maintains its own yard facilities at the Twin Ports that provide an outlet for grain from the U.S. Midwest to the grain terminals at these ports, and a strategic entry point for large dimensional shipments that can be routed via CP's network to locations such as Alberta's Industrial Heartland to serve the needs of the oil sands and energy industry. The DM&E route from Winona, Minnesota to Tracy, Minnesota provides access to key agricultural and industrial commodities. CP’s feeder line between Drake and Newtown in North Dakota is geographically situated in a highly strategic region for Bakken oil production. CP also owns two significant feeder lines in North Dakota and western Minnesota operated by the Dakota Missouri Valley and Western Railroad, and the Northern Plains Railroad respectively. Both of these short lines are also active in providing service to agricultural and Bakken-oil related customers.

Connections – The Company’s Central Corridor connects with all major railways at Chicago. Outside of Chicago, CP has major connections with BNSF at Minneapolis and at Minot, North Dakota and with UP at St. Paul and Mankato, Minnesota. CP connects with CN at Milwaukee and Chicago. At Kansas City, CP connects with Kansas City Southern (“KCS”), BNSF, NS and UP. CP’s Central Corridor also links to several short-line railways that primarily serve grain and coal producing areas in the U.S., and extend CP’s market reach in the rich agricultural areas of the U.S. Midwest.

Yards and Repair Facilities – The Company supports rail operations on the Central Corridor with main rail yards in Chicago, Milwaukee, Wisconsin, St. Paul and Glenwood in Minnesota, and Mason City and Nahant in Iowa. CP owns 49% of the Indiana Harbor Belt, a switching railway serving Greater Chicago and northwest Indiana, and has a major intermodal terminal in Chicago and one in Minneapolis. In addition, CP has a major locomotive repair facility at St. Paul and car repair facilities at St. Paul and Chicago. CP shares a yard with KCS in Kansas City.

The Eastern Corridor: Thunder Bay to Montreal, Detroit and Albany, New York

Overview – The Eastern Corridor extends from Thunder Bay through to its eastern terminus at Montreal and from Toronto to Chicago via Windsor, Ontario/Detroit, Michigan. The Company’s Eastern Corridor provides shippers direct rail service from Toronto and Montreal to Calgary and Vancouver via the Company’s Western Corridor and to the U.S. via the Central Corridor. This is a key element of the Company’s transcontinental intermodal service. Other services include truck trailers moving in drive-on/drive-off Expressway service between Montreal and Toronto. The corridor also supports the Company’s market position at the Port of Montreal by providing one of the shortest rail routes for European cargo destined to the U.S. Midwest, using the CP-owned route between Montreal and Detroit, coupled with a trackage rights arrangement on NS tracks between Detroit and Chicago.

Products – Major traffic categories transported in the Eastern Corridor include forest, chemicals and plastics, crude, metals, minerals and consumer products, intermodal containers, automotive products and general merchandise.

Feeder Lines – A major feeder line that serves the steel industry at Hamilton, Ontario provides connections to the Company’s Northeast U.S. corridor and both CSX Corporation (“CSX”) and NS at Buffalo. The D&H feeder line extends from Montreal to Albany.

Connections – The Eastern Corridor connects with a number of short-line railways including routes from Montreal to Quebec City, Quebec and Montreal to St. John, New Brunswick and Searsport, Maine. Connections are also made with PanAm Southern at Mechanicville for service to the Boston area and New England and the Vermont Railway at Whitehall, New York. Through haulage arrangements, CP has service to Fresh Pond, New York to connect with New York & Atlantic Railway and Philadelphia as well as a number of short-lines in Pennsylvania. Connections are also made with CN at a number of locations, including Sudbury, North Bay, Windsor, London, Hamilton, and Toronto in Ontario and Montreal and at Detroit. CP connects with NS and CSX at Buffalo, NS at Schenectady, New York and CSX at Albany.

Yards and Repair Facilities – CP supports its rail operations in the Eastern Corridor with major rail yards at Sudbury, Toronto, London in Ontario and Montreal. The Company’s largest intermodal facility is located in the northern Toronto suburb of Vaughan and serves the Greater Toronto and southwestern Ontario areas. CP also operates intermodal terminals at Montreal and Detroit. Terminals for the Company’s Expressway service are located in Montreal and at Milton, Ontario in the Greater Toronto area.

The Company has locomotive repair facilities at Montreal and Toronto and car repair facilities at Thunder Bay, Toronto and Montreal.

Right-of-Way

The Company’s rail network is standard gauge, which is used by all major railways in Canada, the U.S. and Mexico. Continuous welded rail is used on the core main line network.

CP uses different train control systems on portions of the Company’s owned track, depending on the volume of rail traffic. Remotely controlled centralized traffic control signals are used to authorize the movement of trains. CP is currently in the development stage of its PTC strategy for portions of its U.S. network.

In other corridors, train movements are directed by written instructions transmitted electronically and by radio from rail traffic controllers to train crews. In some specific areas of intermediate traffic density, CP uses an automatic block signaling system in conjunction with written instructions from rail traffic controllers.

Track and Infrastructure

With a track network of approximately 12,500 miles, CP owns approximately 9,000 miles of track. An additional 3,500 miles of track are owned jointly, leased or operated under trackage rights. The track miles reflect the size of CP’s network that connects markets, customers and other railroads. Of the total mileage operated, approximately 5,700 miles are located in Western Canada, 1,900 miles in Eastern Canada, 4,500 miles in the U.S. Midwest and 400 miles in the U.S. Northeast. CP’s network accesses the U.S. market directly through three wholly owned subsidiaries: Soo Line Railroad Company (“Soo Line”), a Class I railway operating in the U.S. Midwest; DM&E, a wholly owned subsidiary of the Soo Line, which operates in the U.S. Midwest; and the Delaware and Hudson Railway Company, Inc. (“D&H”), which operates between Eastern Canada and major U.S. Northeast markets, including New York City, New York; Philadelphia, Pennsylvania; and Washington, D.C.

At December 31, 2015, the breakdown of track miles is as follows:

Total
First main track	12,559
Second and other main track	1,203
Passing sidings and yard track	4,285
Industrial and way track	810
Total track miles	18,857

Rail Facilities

CP operates numerous facilities including: terminals for intermodal and other freight; classification rail yards for train-building and switching, storage-in-transit and other activities; offices to administer and manage operations; dispatch centres to direct traffic on the rail network; crew quarters to house train crews along the rail line; shops and other facilities for fueling; maintenance and repairs of locomotives; and facilities for maintenance of freight cars and other equipment. Typically in all of our major yards, CP Police Services have offices to ensure the safety and security of the yards and operations.

The following table includes our major yards and terminals on CP's network:

Major Classification Yards	Major Intermodal Terminals
Vancouver, British Columbia	Vancouver, British Columbia
Calgary, Alberta	Calgary, Alberta
Edmonton, Alberta	Edmonton, Alberta
Moose Jaw, Saskatchewan	Regina, Saskatchewan
Winnipeg, Manitoba	Winnipeg, Manitoba
Toronto, Ontario	Vaughan, Ontario
Montreal, Quebec	Montreal, Quebec
Chicago, Illinois	Chicago, Illinois
St Paul, Minnesota	St Paul, Minnesota

Equipment

CP's equipment includes: owned and leased locomotives and railcars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities.

The Company’s locomotive fleet is composed of largely high-adhesion alternating current locomotives that are more fuel-efficient and reliable and have superior hauling capacity, compared with standard direct current locomotives. As of December 31, 2015, the Company had 600 locomotives in storage; as a result, the Company does not foresee the need to acquire new locomotives for the next several years. As of December 31, 2015, CP owned or leased the following locomotive units:

Locomotives	Owned	Leased	Total	Average Age (in years)
Road freight
High-adhesion alternating current	726	43	769	10
Standard direct current	412	—	412	30
Road switcher	344	—	344	23
Yard switcher	24	—	24	36
Total locomotives	1,506	43	1,549	25

CP owns and leases a fleet of 39,420 freight cars. Owned freight cars include units acquired by CP, equipment leased to third parties, and under capitalized leases. Leased freight cars include all units under a short-term or long-term operating lease or financed equipment. As of December 31, 2015, CP owned and leased the following units of freight cars:

Freight cars	Owned	Leased	Total	Average Age (in years)
Box car	2,160	784	2,944	31
Covered hopper	7,142	12,793	19,935	28
Flat car	1,593	693	2,286	23
Gondola	2,863	2,700	5,563	20
Intermodal	1,333	—	1,333	13
Multi-level autorack	2,875	642	3,517	28
Company service car	2,672	243	2,915	47
Open top hopper	355	352	707	28
Tank car	28	192	220	10
Total freight cars	21,021	18,399	39,420	28

As of December 31, 2015, CP owned and leased the following units of intermodal equipment:

Intermodal equipment	Owned	Leased	Total	Average Age (in years)
Containers	6,625	1,730	8,355	8
Chassis	5,150	856	6,006	12
Total intermodal equipment	11,775	2,586	14,361	10

Headquarters Office Building

CP owns and operates a multi-building campus in Calgary, encompassing the head office building, a data centre, training facility, and other office and operational buildings.

The Company's main dispatch centre is located in Calgary, and is the primary dispatching facility in Canada. Rail Traffic Controllers coordinate and dispatch crews, and manage the day-to-day locomotive management along the network, 24 hours a day and seven days a week. The operations centre has a complete backup system in the event of any power disruption.

In addition to fully operational redundant systems, CP has a fully integrated Business Continuity Centre, should CP's operations centre be affected by any natural disaster, fire, cyber-attack, or hostile threat.

CP also maintains a secondary dispatch centre located in Minneapolis, Minnesota, where a facility similar to the one in Calgary exists. It services the dispatching needs of locomotives and train crews working out of the U.S.

Capital Expenditures

The Company incurs expenditures to expand and enhance its rail network, rolling stock and other infrastructure. These expenditures are aimed at improving efficiency and safety of our operations. Such investments are also an integral part of the Company's multi-year capital program and supports growth initiatives. For further details, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Encumbrances

Refer to Item 8. Financial Statements and Supplementary Data, Note 19 Debt, for information on the Company's capital lease obligations and assets held as collateral under these agreements.

ITEM 3. LEGAL PROCEEDINGS

For further details refer to Item 8. Financial Statements and Supplementary Data, Note 27 Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate. There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. As of the date of this filing, the executive officers’ names, ages and business experience are:

Name, Age and Position	Business Experience
E. Hunter Harrison, 71 Chief Executive Officer
Mr. Harrison has been the Chief Executive Officer of CP since February 5, 2013. Prior to his current role he was the President and Chief Executive Officer from June 2012 to February 2013.
Prior to joining CP, Mr. Harrison was retired from January 2010 to June 2012 and served as President and Chief Executive Officer at CN from 2003 to 2009 and as the Executive Vice-President and Chief Operating Officer from 1998 to 2002. He served on CN’s Board of Directors for 10 years.
Prior to joining CN, Mr. Harrison was President and CEO at Illinois Central Corporation ("IC"), and Illinois Central Rail Road Company ("ICRR") from 1993 to 1998, during which time he was also a member of the Board. Mr. Harrison held various positions throughout his time at IC and ICRR, including Vice-President, COO and Senior VP of Operations.

Keith E. Creel, 47 President and Chief Operating Officer
Mr. Creel has been the President and Chief Operating Officer of CP since February 5, 2013.
Prior to joining CP, Mr. Creel was Executive Vice-President and Chief Operating Officer at CN from January 2010 to February 2013. During his time at CN, Mr. Creel held various positions including Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of the Prairie Division.
Mr. Creel began his railroad career at Burlington Northern Railway in 1992 as an intermodal ramp manager in Birmingham, Alabama. He also spent part of his career at Grand Trunk Western Railroad as a superintendent and general manager, and at Illinois Central Railroad as a trainmaster and director of corridor operations, prior to its merger with CN in 1999.

Jeffrey J. Ellis, 48 Chief Legal Officer and Corporate Secretary
Mr. Ellis has been the Chief Legal Officer and Corporate Secretary of CP since November 23, 2015.
Prior to joining CP, Mr. Ellis held various roles at BMO Financial Group, including Executive Vice-President and U.S. General Counsel from April 2013 to November 2015, Senior Vice-President, Deputy General Counsel and Assistant Corporate Secretary, Personal & Commercial U.S. BMO Financial Group from November 2011 to April 2013, and Vice-President, Deputy General Counsel and Assistant Corporate Secretary, Personal & Commercial Canada BMO Financial Group from April 2006 to November 2011.

Mr. Ellis has a JD and LLM from Osgoode Hall Law School, an MBA from the Richard Ivey School of Business at the University of Western Ontario and a BA and MA from the University of Toronto. Prior to joining BMO Financial Group, Mr. Ellis practiced corporate and commercial law at Borden Ladner Gervais LLP.

Mark J. Erceg, CFA, 46 Executive Vice-President and Chief Financial Officer
Mr. Erceg has been the Executive Vice-President and Chief Financial Officer of CP since May 18, 2015.

Prior to joining CP, Mr. Erceg was Executive Vice-President and Chief Financial Officer of Masonite International Corporation from June 2010 to May 2015.  Masonite International is a leading global designer and manufacturer of interior and exterior doors with annual revenues of approximately $1.8 billion. Before joining Masonite International, Mr. Erceg worked at Procter & Gamble for 18 years in roles of increasing responsibility. Mr. Erceg has earned the right to use the Chartered Financial Analyst designation and holds a bachelor’s degree in Accounting and an MBA from Indiana University’s Kelly School of Business.

Peter J. Edwards, 55 Vice-President, Human Resources and Labour Relations
Mr. Edwards has been the Vice-President, Human Resources and Labour Relations of CP since June 5, 2013 and was the Vice-President, Human Resources and Industrial Relations from May 2010 to June 2013.

Prior to joining CP, Mr. Edwards held senior human resources related positions at Labatt Breweries/Interbrew and CN. He has also co-authored two books on managing a changing railway (How We Work and Why and Change, Leadership, Mud and Why). Mr. Edwards also co-authored "SwitchPoints: Culture Change on the Fast Track to Business Success". Mr. Edwards holds a bachelor's and master's degree in Industrial Relations from Queen's University in Ontario.

Laird J. Pitz, 71 Vice-President and Chief Risk Officer
Mr. Pitz has been Vice-President and Chief Risk Officer of CP since October 29, 2014 and was the Vice-President Security and Risk Management of CP from April 2014 to October 2014.
Prior to joining CP, Mr. Pitz was retired from March 2012 to April 2014 and Vice-President, Risk Mitigation, of CN from September 2003 to March 2012.
Mr. Pitz, a Vietnam War veteran and former Federal Bureau of Investigation special agent, is a 40-year career professional who has directed strategic and operational risk mitigation, security and crisis management functions for companies operating in a wide range of fields including defence, logistics and transportation.

Michael J. Redeker, 55 Vice-President and Chief Information Officer
Mr. Redeker has been the Vice-President and Chief Information Officer of CP since October 15, 2012.
Prior to joining CP, Mr. Redeker was the Vice-President and Chief Information Officer of Alberta Treasury Branch from May 2007 to September 2012. He also spent 11 years at IBM Canada, where he focused on delivering quality information technology services within the financial services industry.

Mark K. Wallace, 46 Vice-President, Corporate Affairs and Chief of Staff
Mr. Wallace has been the Vice-President, Corporate Affairs and Chief of Staff of CP since September 21, 2012 and was the Chief of Staff – Office of the President and CEO of CP from July 2012 to September 2012.
Prior to joining CP, Mr. Wallace held the title of Client Partner at Longview Communications from January 2012 to April 2012 and was the head of Investor Relations at Husky Injection Molding Systems Inc. from July 2010 to July 2011. Mr. Wallace has also spent over 15 years in various senior management positions with CN, including leading the Public Affairs function in both Canada and the U.S., holding the role of Chief of Staff in the Office of the President and CEO and working in Investor Relations for over six years.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price and Dividend Information

CP's Common Shares are listed on the TSX and on the NYSE under the symbol "CP". The tables below present for the quarters indicated, information on the dividends declared and the high and low share price of CP's Common Shares. The decision to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Company's Board of Directors, in its sole discretion.

Following table indicates share data of CP's Common Shares listed on the TSX (in Canadian dollars):

		Q1	Q2	Q3	Q4	YTD
2015	Dividends	$0.3500	$0.3500	$0.3500	$0.3500	$1.4000
	Common Share Price
	High	$245.05	$241.73	$212.06	$204.40	$245.05
	Low	$205.95	$195.69	$172.01	$168.12	$168.12

2014	Dividends	$0.3500	$0.3500	$0.3500	$0.3500	$1.4000
	Common Share Price
	High	$176.72	$202.08	$236.04	$247.56	$247.56
	Low	$155.02	$156.64	$192.79	$197.14	$155.02

Following table indicates share data of CP's Common Shares listed on the NYSE (in U.S. dollars):

		Q1	Q2	Q3	Q4	YTD
2015	Dividends	$0.2800	$0.2840	$0.2640	$0.2520	$1.0800
	Common Share Price
	High	$194.66	$198.44	$163.39	$157.82	$198.44
	Low	$173.69	$158.04	$129.83	$122.27	$122.27

2014	Dividends	$0.3130	$0.3260	$0.3160	$0.3010	$1.2560
	Common Share Price
	High	$159.77	$186.00	$210.87	$220.20	$220.20
	Low	$139.37	$142.73	$179.90	$170.51	$139.37

Share Capital

At February 26, 2016, the latest practicable date, there were 153,021,661 Common Shares and no preferred shares issued and outstanding, which consists of 15,222 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP shares. Each option granted can be exercised for one Common Share. At February 26, 2016, 2.7 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. E. Hunter Harrison and Mr. Keith E. Creel. There are 1.5 million options available to be issued by the Company’s MSOIP in the future.

CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase CP shares. There are no outstanding options under the DSOP, which has 0.3 million options available to be issued in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

For further details, refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information about securities authorized for issuance under our equity compensation plan.

Stock Performance Graph

The following graph provides an indicator of cumulative total shareholder return on the Company’s Common Shares, of an assumed investment of $100, as compared to the TSX 60 Index (“TSX 60”), the Standard & Poor's 500 Stock Index (“S&P 500”), and the

peer group index (comprising CN, KCS, UP, NS and CSX) on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.

Issuer Purchase of Equity Securities

During 2015, CP repurchased 13.5 million Common Shares for $2,748 million at an average price of $202.79. The following table presents Common Shares repurchased during each month for the fourth quarter of 2015.

2015	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	577,800	$196.30	577,800	561,992
November 1 to November 30	—	—	—	—
December 1 to December 31	—	—	—	—
Ending Balance	577,800	$196.30	577,800	561,992

ITEM 6. SELECTED FINANCIAL DATA

The following table presents as of, and for the years ended, December 31, selected financial data related to the Company’s financial results for the last five fiscal years. The selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

(in millions, except per share data, percentages and ratios)	2015	2014	2013	2012	2011
Financial Performance
Revenues	$6,712	$6,620	$6,133	$5,695	$5,177
Operating income	2,688	2,339	1,420	949	967
Adjusted operating income(1)	2,620	2,335	1,844	1,309	967
Net income	1,352	1,476	875	484	570
Adjusted income(1)	1,625	1,482	1,132	753	538
Basic earnings per share	8.47	8.54	5.00	2.82	3.37
Diluted earnings per share	8.40	8.46	4.96	2.79	3.34
Adjusted diluted earnings per share(1)	10.10	8.50	6.42	4.34	3.15
Dividends declared per share	1.4000	1.4000	1.4000	1.3500	1.1700
Financial Position
Total assets(2)	$19,637	$16,550	$16,680	$14,433	$13,969
Total long-term obligations(2)(3)	9,012	5,712	4,747	4,696	4,771
Shareholders’ equity	4,796	5,610	7,097	5,097	4,649
Cash provided by operating activities	2,459	2,123	1,950	1,328	512
Free cash(1)	1,155	725	530	93	(724)
Financial Ratios
Return on invested capital ("ROIC")(1)	12.9%	14.4%	10.1%	7.3%	8.4%
Adjusted ROIC(1)	15.2%	14.5%	12.3%	10.0%	7.9%
Operating ratio(4)	60.0%	64.7%	76.8%	83.3%	81.3%
Adjusted operating ratio(1)	61.0%	64.7%	69.9%	77.0%	81.3%

(1)
These measures have no standardized meanings prescribed by generally accepted accounting principles in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. These measures are defined and reconciled in Non-GAAP Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
2011–2014 comparative period figures have been restated for retrospective adoption of Accounting Standards Update ("ASU") 2015-17. See further discussion in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. 2011 and 2012 comparative period figures have also been restated for retrospective adoption of ASU 2015-03.

(3)
Excludes deferred income taxes: $3,391 million, $2,717 million, $2,559 million, $1,838 million and $1,718 million, and other non-financial deferred liabilities of $991 million, $1,100 million, $898 million, $1,574 million and $1,621 million at December 31, 2015, 2014, 2013, 2012 and 2011 respectively.

(4)	Operating ratio is defined as operating expenses divided by revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes in Item 8. Financial Statements and Supplementary Data, and other information in this annual report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

Executive Summary

2015 Results

•
Financial performance – In 2015, CP reported Diluted EPS of $8.40 while Adjusted diluted EPS climbed to a record $10.10, a 19% improvement compared to the Adjusted diluted EPS of $8.50 in 2014. CP’s commitment to operational efficiency produced a best-ever full-year reported and Adjusted operating ratio of 60.0% and 61.0%, beating the previous record, set in 2014, by 470 and 370 basis points, respectively. Adjusted diluted EPS and Adjusted operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Free cash flow – In 2015, CP generated record Free cash flow of $1.15 billion, an increase of 59% over the prior year.  The increase was primarily driven by higher cash from operations and proceeds from asset sales, partially offset by higher capital expenditures of $1.5 billion. Free cash flow is defined and reconciled in Non-GAAP Measures and discussed further in Performance Indicators of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Operating performance – CP’s continued focus on asset utilization and network investments resulted in significant improvements to CP’s key operating metrics. In 2015, CP’s network train speed increased by 19% to 21.4 miles per hour, terminal dwell improved by 17% to 7.2 hours and fuel efficiency improved by 4% to 0.994 U.S. gallons of locomotive fuel consumed per 1,000 gross ton-miles ("GTMs"). These metrics are discussed further in Performance Indicators of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2016 Outlook

The Company's outlook for the full year 2016 includes:

•	Operating ratio below 59%;

•	Double-digit EPS growth from full-year 2015 Adjusted diluted EPS of $10.10; and

•	Capital expenditures of approximately $1.1 billion.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

				% Change
For the year ended December 31	2015(1)	2014(1)	2013	2015 vs. 2014	2014 vs. 2013
Operations Performance
Freight gross ton-miles (“GTMs”) (millions)	263,333	272,862	267,629	(3)	2
Revenue ton-miles (“RTMs”) (millions)	145,257	149,849	144,249	(3)	4
Train miles (thousands)	34,047	36,252	37,817	(6)	(4)
Average train weight – excluding local traffic (tons)	8,314	8,076	7,573	3	7
Average train length – excluding local traffic (feet)	6,935	6,682	6,530	4	2
Average terminal dwell (hours)	7.2	8.7	7.1	(17)	23
Average train speed (mph)	21.4	18.0	18.4	19	(2)
Fuel efficiency (U.S. gallons of locomotive fuel consumed /1,000 GTMs)	0.994	1.035	1.060	(4)	(2)
Total employees (average)	13,735	14,498	15,011	(5)	(3)
Total employees (end of period)	12,739	14,352	14,506	(11)	(1)
Workforce (end of period)	12,899	14,698	14,977	(12)	(2)
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.74	1.67	1.71	4	(2)
FRA train accidents per million train miles	1.30	1.26	1.80	3	(30)
(1) Certain figures have been revised to conform with current presentation or have been updated to reflect new information.

Operations Performance

GTMs are defined as the movement of total train weight over a distance of one mile. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for 2015 were 263,333 million, a 3% decrease compared with 272,862 million in 2014. This decline was primarily due to a drop in volumes in the Intermodal, Crude and Metals, minerals and consumer products lines of business.

GTMs in 2014 increased by 2% compared with 267,629 million in 2013. This improvement was primarily due to higher shipments in Canadian grain, Crude, Domestic intermodal, and Metals, minerals and consumer products.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for 2015 were 145,257 million, a decrease of 4,592 million or 3% compared with 149,849 million in 2014. This decrease was primarily due to lower volumes of Crude; Metals, minerals and consumer products; and U.S. grain. This decrease in RTMs was partially offset by increased shipments of Potash, Canadian grain and Forest products.

RTMs for 2014 were 149,849 million, an increase of 4% compared with 144,249 million in 2013. This increase was primarily due to higher Canadian originating shipments of grain; volumes in energy-related commodities and frac sand; and Domestic intermodal shipments. This increase was partially offset by lower International intermodal shipments; Fertilizers and sulphur shipments; and U.S. originating thermal coal shipments.

Train miles for 2015 decreased by 6% compared with 2014 and in 2014 decreased by 4% compared with 2013, reflecting continuous improvements in operating efficiency from longer, heavier trains.

Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased in 2015 by 238 tons, or 3%, from 2014.

The average train length is the sum of each car multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased in 2015 by 253 feet, or 4%, from 2014.

Both average train weight and length in 2015 benefited from improvements in operating plan efficiency.

Average train weight increased in 2014 by 503 tons, or 7%, from 2013. Average train length increased in 2014 by 152 feet, or 2%, from 2013. Average train weight and length benefited significantly from improvements in operating plan efficiency and increased bulk traffic being conveyed in longer, heavier trains. Both of these improvements leverage the siding extensions completed in 2013 and 2014.

The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving in the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell decreased by 17% in 2015 from 8.7 hours in 2014 on average to 7.2 hours in 2015. This favourable decrease was primarily due to continued improvements in yard operating performance.

Average terminal dwell, the average time a freight car resides in a terminal, increased by 23% in 2014 to 8.7 hours from 7.1 hours in 2013. The unfavourable increase was primarily due to operational challenges in the U.S. Midwest.

The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customer or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed was 21.4 miles per hour in 2015, an increase of 19%, from 18.0 miles per hour in 2014. This favourable increase was primarily due to improved train design and operating plan execution.

Average train speed in 2014 decreased by 2%, from 18.4 miles per hour in 2013. The unfavourable decrease was primarily due to operational challenges in the U.S. Midwest. This decrease was partially offset by speed improvements in the fourth quarter of 2014 through improved asset velocity, decreased terminal dwell, and successful execution of the Company’s operating plan.

Fuel efficiency improved by 4% in 2015 compared to 2014. Improvements in fuel efficiency were a result of increased locomotive productivity, operational fluidity, and execution of the Company's fuel conservation strategies.

Fuel efficiency improved by 3% in 2014 compared to 2013. This improvement was primarily due to the continued execution of the Company’s fuel conservation strategy and increased locomotive productivity from higher average train weights.

The average number of total employees for 2015 decreased by 763, or 5%, compared with 2014. The total number of employees as at December 31, 2015 was 12,739, a decrease of 11% compared with 14,352 in 2014. This improvement was primarily due to job reductions as a result of continuing strong operational performance and natural attrition.

The average number of total employees for 2014 decreased by 513, or 3%, compared with 2013. The total number of employees as at December 31, 2014 was 14,352, a decrease of 154 employees compared with 14,506 in 2013. This improvement was primarily due to job reductions as a result of continuing strong operational performance and natural attrition, partially offset by additional Information Technology employees as part of the Company’s insourcing strategy.

The workforce is the total employees plus part-time employees, contractors and consultants. The workforce as at December 31, 2015 decreased by 1,799, or 12%, compared with December 31, 2014. The workforce as at December 31, 2014 decreased by 279, or 2%, compared with December 31, 2013. This improvement was primarily due to job reductions as a result of continuing strong operational performance, natural attrition and fewer contractors.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. FRA reporting guidelines.

The FRA personal injury rate per 200,000 employee-hours is the number of personal injuries multiplied by 200,000 and divided by total employee hours.  Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors.  The FRA personal injury rate per 200,000 employee-hours for CP was 1.74 in 2015, 1.67 in 2014 and 1.71 in 2013.

The FRA train accidents rate is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,500 or $13,900 in damage. The FRA train accident rate for CP in 2015 was 1.30 accidents per million train miles, compared with 1.26 in 2014 and 1.80 in 2013.

Results of Operations

Income

Operating income was $2,688 million in 2015, an increase of $349 million, or 15%, from $2,339 million in 2014. This increase was primarily due to:

•	the favourable impact of the change in foreign exchange (“FX”);

•	efficiencies generated from improved operating performance and asset utilization;

•	the gain on sale of D&H South;

•	lower share-based compensation primarily driven by the change in share price and lower incentive-based compensation;

•	lower fuel price; and

•	higher land sales.

This increase was partially offset by:

•	lower traffic volume;

•	higher pension expense;

•	higher wage and benefit inflation; and

•	higher casualty expenses as a result of more costly mishaps.

Operating income was $2,339 million in 2014, an increase of $919 million, or 65%, from $1,420 million in 2013. This increase was primarily due to:

•	an asset impairment charge in 2013;

•	higher volumes of traffic;

•	efficiency savings generated from improved operating performance, asset utilization and insourcing of certain Information Technology activities;

•	lower pension expense;

•	the favourable impact of the change in foreign exchange; and

•	lower casualty expense.

This increase in Operating income was partially offset by higher incentive and stock-based compensation resulting from improved corporate performance and higher wage and benefit inflation.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2,620 million in 2015, an increase of $285 million, or 12%, from $2,335 million in 2014. This increase was due to the same factors discussed above for the increase in Operating income except that Adjusted operating income excludes the gain on sale of D&H South.

Adjusted operating income was $2,335 million in 2014, an increase from $1,844 million in 2013. This improvement was primarily due to higher volumes generating higher freight revenues and efficiency savings, partially offset by higher incentive and stock-based compensation resulting from improved corporate performance, and higher wage and benefit inflation.

Net income was $1,352 million in 2015, a decrease of $124 million, or 8%, from $1,476 million in 2014. This decrease was primarily due to the unfavourable impact of FX translation on U.S. dollar-denominated debt and higher interest expense on new debt issued in 2015, partially offset by higher operating income.

Net income was $1,476 million in 2014, an increase of $601 million, or 69%, from $875 million in 2013. This increase was primarily due to higher Operating income, partially offset by an increase in Income tax expense.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $1,625 million in 2015, an increase of $143 million, or 10%, from $1,482 million in 2014. This increase was primarily due to an increase in Adjusted operating income, partially offset by increased Income tax expense.

Diluted Earnings per Share

Diluted earnings per share was $8.40 in 2015, a decrease of $0.06, or 1% from $8.46 in 2014. This decrease was primarily due to lower Net income, partially offset by lower average outstanding shares due to the Company's share repurchase program.

Diluted earnings per share was $8.46 in 2014, an increase of $3.50, or 71% from $4.96 in 2013. This increase was primarily due to higher Net income and lower average outstanding shares due to the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $10.10 in 2015, an increase of $1.60, or 19%, from $8.50 in 2014. Adjusted diluted EPS was $8.50 in 2014, an increase of $2.08, or 32%, from $6.42 in 2013. These increases were primarily due to higher Adjusted income and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 60.0% in 2015, a 470 basis point improvement from 64.7% in 2014. This improvement was primarily due to:

•	the favourable impact of the change in FX;

•	efficiencies generated from improved operating performance and asset utilization;

•	the gain on sale of D&H South;

•	lower share-based compensation primarily driven by the change in share price and lower incentive-based compensation;

•	lower fuel price; and

•	higher land sales.

This improvement was partially offset by:

•	lower traffic volume;

•	higher pension expense;

•	higher wage and benefit inflation; and

•	higher casualty expenses as a result of more costly mishaps.

The Company’s Operating ratio was 64.7% in 2014, a decrease from 76.8% in 2013. This improvement was primarily due to an asset impairment charge in 2013, higher volumes of traffic generating higher freight revenues, and efficiency savings, partially offset by higher incentive and stock-based compensation resulting from improved corporate performance, and higher wage and benefit inflation.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was 61.0% in 2015, a 370 basis point improvement from 64.7% in 2014. The improvement in Adjusted operating ratio reflects the same factors discussed above except that Adjusted operating ratio excludes the gain on sale of D&H South.

Adjusted operating ratio was 64.7% in 2014, a decrease from 69.9% in 2013. This improvement was primarily due to higher volumes generating higher freight revenues and efficiency savings, partially offset by higher incentive and stock-based compensation resulting from improved corporate performance, and higher wage and benefit inflation.

Return on Invested Capital

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 12.9% in 2015, a 150 basis point decrease compared to 14.4% in 2014 due to the issuance of long-term debt, partially offset by the reduction in total Shareholders’ equity, primarily due to the Company's share repurchase program. ROIC was 14.4% in 2014, a 440 basis point increase compared to 10.1% in 2013 due to higher income and lower total shareholder's equity, primarily due to the Company’s share repurchase program.

Adjusted ROIC was 15.2% at December 31, 2015, compared with 14.5% in 2014 and compared to 12.3% in 2013. These increases are the result of increased Adjusted operating income, partially offset by increased Income tax expense and the reductions in total Shareholders’ equity as discussed above. ROIC and Adjusted ROIC, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. In 2015, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $553 million, an increase in total operating expenses of $306 million and an increase in interest expense of $37 million.

Canadian to U.S. dollar
Average exchange rates	2015	2014	2013
For the year ended – December 31	$1.28	$1.10	$1.03
For the three months ended – December 31	$1.34	$1.13	$1.04

Canadian to U.S. dollar
Exchange rates	2015	2014	2013
Beginning of year – January 1	$1.16	$1.06	$0.99
Beginning of quarter – April 1	$1.27	$1.11	$1.02
Beginning of quarter – July 1	$1.25	$1.07	$1.05
Beginning of quarter – October 1	$1.33	$1.12	$1.03
End of quarter – December 31	$1.38	$1.16	$1.06

In 2016, CP expects that for every $0.01 the U.S. dollar appreciates relative to the Canadian dollar, it will increase revenues by $30 million, operating expenses by $15 million and interest expense by $3 million on an annualized basis.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings. In 2015, the impact of lower fuel prices resulted in a decrease in total revenues of $334 million and a decrease in total operating expenses of $403 million.

Average Fuel Price
(U.S. dollars per U.S. gallon)	2015	2014	2013
For the year ended – December 31	$2.13	$3.41	$3.47
For the three months ended – December 31	$1.91	$3.11	$3.51

Operating Revenues

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(2)	% Change	Total Change	FX Impact(2)
Freight revenues (in millions)(1)	$6,552	$6,464	$5,982	1	$88	$549	8	$482	$217
Non-freight revenues (in millions)	160	156	151	3	4	4	3	5	1
Total revenues (in millions)	$6,712	$6,620	$6,133	1	$92	$553	8	$487	$218
Carloads (in thousands)	2,628	2,684	2,688	(2)	(56)	N/A	—	(4)	N/A
Revenue ton-miles (in millions)	145,257	149,849	144,249	(3)	(4,592)	N/A	4	5,600	N/A
Freight revenue per carload (dollars)	$2,493	$2,408	$2,226	4	$85	N/A	8	$182	N/A
Freight revenue per revenue ton-miles (cents)	4.51	4.31	4.15	5	0.20	N/A	4	0.16	N/A
(1) Freight revenues include fuel surcharge revenues of $293 million in 2015, $637 million in 2014 and $598 million in 2013.
(2) FX impact is a component of the Total Change.

The Company’s revenues are primarily derived from transporting freight. Non-freight revenue is generated from leasing of certain assets, switching fees, contracts with passenger service operators, and logistical management services. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents and crew costs.

Freight Revenues

Freight revenues were $6,552 million in 2015, an increase of $88 million, or 1% from $6,464 million in 2014. This increase was primarily due to the favourable impact of the change in FX of $549 million and an increase in Canadian grain revenue due to increased exports. This increase was partially offset by the impact of lower fuel prices on fuel surcharge revenue of $334 million, and lower volumes of Metals, mineral and consumer products and Crude.

Freight revenues were $6,464 million in 2014, an increase of $482 million, or 8% from $5,982 million in 2013. This increase was primarily due to:

•	higher volumes in Canadian grain, Domestic intermodal, Crude, and Metals, minerals and consumer products;

•	higher freight rates; and

•	the favourable impact of the change in FX.

This increase was partially offset by:

•	lower shipments in International intermodal and Automotive, primarily due to the exit of certain customer contracts;

•	lower Fertilizers and sulphur shipments primarily due to sulphur production shutdowns; and

•	lower shipments in certain lines of business in the first half of the year due to the impact of harsh winter operating conditions.

Non-freight Revenues

Non-freight revenues were $160 million in 2015, an increase of $4 million, or 3% from $156 million in 2014. This increase was due to the favourable impact of the change in FX.

Non-freight revenues were $156 million in 2014, an increase of $5 million, or 3% from $151 million in 2013. This increase was primarily due to higher leasing revenues.

Lines of Business

Canadian Grain

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$1,068	$988	$869	8	$80	$38	14	$119	$18
Carloads (in thousands)	285	291	256	(2)	(6)	N/A	14	35	N/A
Revenue ton-miles (in millions)	27,442	26,691	22,864	3	751	N/A	17	3,827	N/A
Freight revenue per carload (dollars)	$3,750	$3,391	$3,397	11	$359	N/A	—	$(6)	N/A
Freight revenue per revenue ton-mile (cents)	3.89	3.70	3.80	5	0.19	N/A	(3)	(0.10)	N/A
(1) FX impact is a component of the Total Change.

Canadian grain revenue was $1,068 million in 2015, an increase of $80 million, or 8% from $988 million in 2014. This increase was primarily due to higher freight rates, the favourable impact of the change in FX, and strong export volumes through Port of Vancouver, partially offset by lower fuel surcharge revenue.

Canadian grain revenue was $988 million in 2014, an increase of $119 million, or 14% from $869 million in 2013. This increase was primarily due to higher shipments as a result of strong export demand and record Canadian crop production, partially offset by reduced freight rates.

U.S. Grain

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$522	$503	$431	4	$19	$87	17	$72	$32
Carloads (in thousands)	157	173	182	(9)	(16)	N/A	(5)	(9)	N/A
Revenue ton-miles (in millions)	10,625	11,724	11,119	(9)	(1,099)	N/A	5	605	N/A
Freight revenue per carload (dollars)	$3,326	$2,909	$2,359	14	$417	N/A	23	$550	N/A
Freight revenue per revenue ton-mile (cents)	4.91	4.29	3.87	14	0.62	N/A	11	0.42	N/A
(1) FX impact is a component of the Total Change.

U.S. grain revenue was $522 million in 2015, an increase of $19 million, or 4% from $503 million in 2014. The increase was primarily due to the favourable impact of the change in FX, partially offset by a decrease in volumes of 9% primarily due to the reduction in export volumes, and lower fuel surcharge revenue.

U.S. grain revenue was $503 million in 2014, an increase of $72 million, or 17% from $431 million in 2013. This increase was primarily due to: higher freight rates; increased volume to the Pacific Northwest, which has a longer length of haul, in the second half of the year; and the favourable impact of the change in FX. This increase was partially offset by the impact of harsh winter operating conditions in the first quarter of 2014.

Coal

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$639	$621	$627	3	$18	$12	(1)	$(6)	$6
Carloads (in thousands)	323	313	330	3	10	N/A	(5)	(17)	N/A
Revenue ton-miles (in millions)	22,164	22,443	23,172	(1)	(279)	N/A	(3)	(729)	N/A
Freight revenue per carload (dollars)	$1,978	$1,985	$1,904	—	$(7)	N/A	4	$81	N/A
Freight revenue per revenue ton-mile (cents)	2.88	2.77	2.71	4	0.11	N/A	2	0.06	N/A
(1) FX impact is a component of the Total Change.

Coal revenue was $639 million in 2015, an increase of $18 million, or 3% from $621 million in 2014. This increase was primarily due to the favourable impact of the change in FX and higher freight rates and volumes of U.S. originated thermal coal, partially offset by lower fuel surcharge revenue and a decline in volume in Canadian coal business.

Coal revenue was $621 million in 2014, a decrease of $6 million, or 1% from $627 million in 2013. This decrease was primarily due to lower shipments of U.S. originating thermal coal, partially offset by higher Canadian originating shipments of metallurgical coal, and increased freight rates.

Potash

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$359	$347	$312	3	$12	$28	11	$35	$12
Carloads (in thousands)	124	118	114	5	6	N/A	4	4	N/A
Revenue ton-miles (in millions)	15,117	14,099	13,231	7	1,018	N/A	7	868	N/A
Freight revenue per carload (dollars)	$2,887	$2,941	$2,745	(2)	$(54)	N/A	7	$196	N/A
Freight revenue per revenue ton-mile (cents)	2.37	2.46	2.36	(4)	(0.09)	N/A	4	0.10	N/A
(1) FX impact is a component of the Total Change.

Potash revenue was $359 million in 2015, an increase of $12 million, or 3% from $347 million in 2014. This increase was primarily due to the favourable impact of the change in FX and an increase in volumes where growth in export Potash, which has a lower revenue per RTM, outpaced domestic Potash growth.

Potash revenue was $347 million in 2014, an increase of $35 million, or 11% from $312 million in 2013. This increase was primarily due to: the favourable impact of the change in FX; higher shipments, driven by export volumes in the second half of 2014 and higher domestic shipments in the first half of 2014; and higher freight rates. This increase was partially offset by the impact of harsh winter operating conditions in the first quarter of 2014.

Fertilizers and Sulphur

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$272	$234	$258	16	$38	$23	(9)	$(24)	$11
Carloads (in thousands)	62	61	71	2	1	N/A	(14)	(10)	N/A
Revenue ton-miles (in millions)	4,044	4,180	4,939	(3)	(136)	N/A	(15)	(759)	N/A
Freight revenue per carload (dollars)	$4,410	$3,801	$3,615	16	$609	N/A	5	$186	N/A
Freight revenue per revenue ton-mile (cents)	6.71	5.59	5.22	20	1.12	N/A	7	0.37	N/A
(1) FX impact is a component of the Total Change.

Fertilizers and sulphur revenue was $272 million in 2015, an increase of $38 million, or 16% from $234 million in 2014. This increase was primarily due to the favourable impact of the change in FX, higher freight rates and a shift in mix of traffic to fertilizers, which generally has higher freight rates than sulphur.

Fertilizers and sulphur revenue was $234 million in 2014, a decrease of $24 million, or 9% from $258 million in 2013. This decrease was primarily due to lower shipments resulting from weak demand and high inventory levels at destination, and a delayed return to full production of sulphur customer facilities. This decrease was partially offset by the favourable impacts of the change in FX and higher freight rates.

Forest Products

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$249	$206	$206	21	$43	$24	—	$—	$12
Carloads (in thousands)	62	59	66	5	3	N/A	(11)	(7)	N/A
Revenue ton-miles (in millions)	4,201	3,956	4,619	6	245	N/A	(14)	(663)	N/A
Freight revenue per carload (dollars)	$4,026	$3,493	$3,132	15	$533	N/A	12	$361	N/A
Freight revenue per revenue ton-mile (cents)	5.92	5.20	4.46	14	0.72	N/A	17	0.74	N/A
(1) FX impact is a component of the Total Change.

Forest products revenue was $249 million in 2015, an increase of $43 million, or 21% from $206 million in 2014. This increase was primarily due to the favourable impact of the change in FX, improved pricing and a change in traffic mix to lumber and panel products, which generally have higher freight rates than pulp and paper.

Forest products revenue was $206 million in 2014, unchanged from 2013. Increases within Forest products were due to strong lumber demand with existing customers, the favourable impact of the change in FX, and higher freight rates. These increases were offset by the exit of certain lumber customer contracts in Western Canada and lower pulp and paper shipments due to customer production issues.

Chemicals and Plastics

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$709	$637	$565	11	$72	$84	13	$72	$32
Carloads (in thousands)	203	198	197	3	5	N/A	1	1	N/A
Revenue ton-miles (in millions)	13,611	13,635	13,573	—	(24)	N/A	—	62	N/A
Freight revenue per carload (dollars)	$3,483	$3,214	$2,857	8	$269	N/A	12	$357	N/A
Freight revenue per revenue ton-mile (cents)	5.21	4.67	4.15	12	0.54	N/A	13	0.52	N/A
(1) FX impact is a component of the Total Change.

Chemicals and plastics revenue was $709 million in 2015, an increase of $72 million, or 11% from $637 million in 2014. This increase was primarily due to the favourable impact of the change in FX, partially offset by lower fuel surcharge revenue.

Chemicals and plastics revenue was $637 million in 2014, an increase of $72 million, or 13% from $565 million in 2013. This increase was primarily due to the favourable impact of the change in FX, higher freight rates, and an increase in volume from strong demand for liquefied petroleum gas, fuel oils, asphalt and plastics in the second half of 2014. This increase was partially offset by lower shipments of biofuels in the first half of the year that resulted from supply chain issues.

Crude

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$393	$484	$375	(19)	$(91)	$71	29	$109	$26
Carloads (in thousands)	91	110	90	(17)	(19)	N/A	22	20	N/A
Revenue ton-miles (in millions)	13,280	16,312	13,898	(19)	(3,032)	N/A	17	2,414	N/A
Freight revenue per carload (dollars)	$4,309	$4,419	$4,144	(2)	$(110)	N/A	7	$275	N/A
Freight revenue per revenue ton-mile (cents)	2.96	2.97	2.70	—	(0.01)	N/A	10	0.27	N/A
(1) FX impact is a component of the Total Change.

Crude revenue was $393 million in 2015, a decrease of $91 million, or 19% from $484 million in 2014. This decrease was primarily due to a decline in volume as a result of the fall in crude oil prices and lower fuel surcharge revenue, partially offset by the favourable impact of the change in FX.

Crude revenue was $484 million in 2014, an increase of $109 million, or 29% from $375 million in 2013. This increase was primarily due to increased shipments from Western Canada and the Bakken region, the favourable impact of the change in FX, and higher freight rates.

Metals, Minerals and Consumer Products

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$643	$712	$608	(10)	$(69)	$95	17	$104	$32
Carloads (in thousands)	217	253	232	(14)	(36)	N/A	9	21	N/A
Revenue ton-miles (in millions)	9,020	11,266	10,404	(20)	(2,246)	N/A	8	862	N/A
Freight revenue per carload (dollars)	$2,963	$2,814	$2,655	5	$149	N/A	6	$159	N/A
Freight revenue per revenue ton-mile (cents)	7.13	6.32	5.90	13	0.81	N/A	7	0.42	N/A
(1) FX impact is a component of the Total Change.

Metals, minerals and consumer products revenue was $643 million in 2015, a decrease of $69 million, or 10% from $712 million in 2014. This decrease was primarily due to declines in the volume of frac sand, steel and other aggregates traffic, partially offset by the favourable impact of the change in FX.

Metals, minerals and consumer products revenue was $712 million in 2014, an increase of $104 million, or 17% from $608 million in 2013. This increase was primarily due to higher volumes, primarily as a result of strong frac sand demand, the favourable impact of the change in FX, and higher freight rates.

Automotive

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$349	$357	$403	(2)	$(8)	$35	(11)	$(46)	$15
Carloads (in thousands)	131	134	146	(2)	(3)	N/A	(8)	(12)	N/A
Revenue ton-miles (in millions)	1,750	1,953	2,329	(10)	(203)	N/A	(16)	(376)	N/A
Freight revenue per carload (dollars)	$2,659	$2,670	$2,758	—	$(11)	N/A	(3)	$(88)	N/A
Freight revenue per revenue ton-mile (cents)	19.97	18.26	17.27	9	1.71	N/A	6	0.99	N/A
(1) FX impact is a component of the Total Change.

Automotive revenue was $349 million in 2015, a decrease of $8 million, or 2% from $357 million in 2014. This decrease was primarily due to lower fuel surcharge revenue and lower volumes driven by weaker traffic to Western Canada, partially offset by the favourable impact of the change in FX.

Automotive revenue was $357 million in 2014, a decrease of $46 million, or 11% from $403 million in 2013. This decrease was primarily due to a volume decline resulting from operational challenges in the U.S. Midwest following harsh winter operating conditions, the exit of a customer contract, and a reduction in long haul import traffic. This decrease was partially offset by the favourable impact of the change in FX.

Domestic Intermodal

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$757	$787	$684	(4)	$(30)	$19	15	$103	$7
Carloads (in thousands)	414	428	370	(3)	(14)	N/A	16	58	N/A
Revenue ton-miles (in millions)	12,072	11,867	10,276	2	205	N/A	15	1,591	N/A
Freight revenue per carload (dollars)	$1,831	$1,837	$1,850	—	$(6)	N/A	(1)	$(13)	N/A
Freight revenue per revenue ton-mile (cents)	6.27	6.63	6.65	(5)	(0.36)	N/A	—	(0.02)	N/A
(1) FX impact is a component of the Total Change.

Domestic intermodal revenue was $757 million in 2015, a decrease of $30 million, or 4% from $787 million in 2014. This decrease was primarily due to lower fuel surcharge revenue, partially offset by the favourable impact of the change in FX, and increased transcontinental traffic.

Domestic intermodal revenue was $787 million in 2014, an increase of $103 million, or 15% from $684 million in 2013. This increase was primarily due to higher volumes including short-haul expressway service between Toronto and Montreal.

International Intermodal

				2015 vs. 2014			2014 vs. 2013
For the year ended December 31	2015	2014	2013	% Change	Total Change	FX Impact(1)	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$592	$588	$644	1	$4	$33	(9)	$(56)	$14
Carloads (in thousands)	559	546	634	2	13	N/A	(14)	(88)	N/A
Revenue ton-miles (in millions)	11,931	11,723	13,825	2	208	N/A	(15)	(2,102)	N/A
Freight revenue per carload (dollars)	$1,061	$1,077	$1,016	(1)	$(16)	N/A	6	$61	N/A
Freight revenue per revenue ton-mile (cents)	4.96	5.02	4.66	(1)	(0.06)	N/A	8	0.36	N/A
(1) FX impact is a component of the Total Change.

International intermodal revenue was $592 million in 2015, an increase of $4 million, or 1% from $588 million in 2014. This increase was primarily due to the favourable impact of the change in FX, partially offset by lower fuel surcharge revenue.

International intermodal revenue was $588 million in 2014, a decrease of $56 million, or 9% from $644 million in 2013. This decrease was due to lower volumes as a result of the exit of certain customer contracts. This decrease was partially offset by higher transcontinental container volumes from existing customers, higher freight rates, and the favourable impact of the change in FX.

Operating Expenses

2015 Operating expenses	2014 Operating expenses

				% Change			% Change
For the year ended December 31 (in millions)	2015	2014	2013	2015 vs. 2014	Total Change	FX Impact(1)	2014 vs. 2013	Total Change	FX Impact(1)
Compensation and benefits	$1,371	$1,348	$1,378	2	$23	$62	(2)	$(30)	$23
Fuel	708	1,048	1,004	(32)	(340)	143	4	44	62
Materials	184	193	160	(5)	(9)	5	21	33	1
Equipment rents	174	155	173	12	19	18	(10)	(18)	9
Depreciation and amortization	595	552	565	8	43	18	(2)	(13)	8
Purchased services and other	1,060	985	998	8	75	60	(1)	(13)	60
Asset impairments	—	—	435	—	—	—	(100)	(435)	—
Gain on sale of D&H South	(68)	—	—	100	(68)	—	—	—	—
Total operating expenses	$4,024	$4,281	$4,713	(6)	$(257)	$306	(9)	$(432)	$163
(1) FX impact is a component of the Total Change.

Operating expenses were $4,024 million in 2015, a decrease of $257 million, or 6%, from $4,281 million in 2014. This decrease was primarily due to:

•	the favourable impact of $403 million from lower fuel prices;

•	efficiencies generated from improved operating performance and asset utilization;

•	the favourable impact of $87 million from lower stock-based compensation primarily driven by the change in stock price and lower incentive-based compensation;

•	the $68 million favourable gain on sale of D&H South;

•	lower volume variable expenses; and

•	a $42 million increase in land sales.

This decrease was partially offset by:

•	the unfavourable impact of the change in FX of $306 million;

•	higher pension expense of $84 million;

•	the impact of wage and benefit inflation of approximately 3%; and

•	higher casualty expenses as a result of more costly mishaps of $37 million.

Operating expenses were $4,281 million in 2014, a decrease of $432 million, or 9%, from $4,713 million in 2013. This decrease was primarily due to:

•	an asset impairment charge of $435 million in 2013;

•	efficiencies generated from improved operating performance, asset utilization, and insourcing of certain IT activities;

•	lower pension expense of $96 million; and

•	lower casualty expense.

This decrease was partially offset by:

•	the unfavourable impact of the change in FX of $163 million;

•	higher stock-based and incentive compensation of $41 million;

•	the impact of wage and benefit inflation of approximately 3%;

•	higher material costs for freight car and locomotive repairs, and increased track maintenance activities; and

•	higher volume variable expenses as a result of an increase in workload, as measured by GTMs.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $1,371 million in 2015, an increase of $23 million, or 2%, from $1,348 million in 2014. These increases were primarily due to:

•	higher pension expense of $84 million;

•	the unfavourable impact of the change in FX of $62 million; and

•	the impact of wage and benefit inflation of approximately 3%.

These increases were partially offset by:

•	the favourable impact of $87 million from lower stock-based compensation primarily driven by the change in stock price and lower incentive-based compensation;

•	lower costs achieved through job reductions;

•	road and yard efficiencies as a result of continuing strong operational performance; and

•	lower volume variable expenses as a result of a decrease in workload as measured by GTMs.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $708 million in 2015, a decrease of $340 million, or 32%, from $1,048 million in 2014. These decreases were primarily due to:

•	the favourable impact of $403 million from lower fuel prices;

•	a reduction in workload, as measured by GTMs; and

•	improvements in fuel efficiency as a result of increased locomotive productivity of approximately 4%, operational fluidity and the advancement of the Company’s fuel conservation strategies.

These decreases were partially offset by the unfavourable impact of the change in FX of $143 million.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car, building maintenance and software sustainment. Materials expense was $184 million in 2015, a decrease of $9 million or 5%, from $193 million in 2014. This decrease was primarily due to lower locomotive units maintained.

Equipment Rents

Equipment rents expense includes the cost associated with using other companies’ freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $174 million in 2015, an increase of $19 million or 12% from $155 million in 2014. This increase was primarily due to the unfavourable impact of the change in FX of $18 million, a return of subleased locomotives reducing rental income by $15 million, and a decrease in car hire expense resulting from the lower use of CP's equipment by other railroads. This increase was largely offset by the purchase of previously leased freight cars reducing rental expenses by $21 million and lower use of foreign equipment.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $595 million for 2015, an increase of $43 million, or 8%, from $552 million in the same period of 2014. These increases were primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $18 million.

Purchased Services and Other

				% Change
For the year ended December 31 (in millions)	2015	2014(2)	2013(2)	2015 vs. 2014	2014 vs. 2013
Support and facilities	$298	$297	$313	—	(5)
Track and operations	266	243	236	9	3
Intermodal	184	176	169	5	4
Equipment	196	166	165	18	1
Casualty	74	35	63	111	(44)
Property taxes(1)	103	94	91	10	3
Other	13	6	(1)	117	(700)
Land sales	(74)	(32)	(38)	131	(16)
Total Purchased services and other	$1,060	$985	$998	8	(1)
(1) These amounts were previously included in Support and facilities.
(2) Certain comparative figures have been reclassified within Purchased services and other to conform with 2015 presentation.

Purchased services and other expense encompasses a wide range of costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $1,060 million in 2015, an increase of $75 million, or 8% from $985 million in 2014. This increase was primarily due to:

•	the unfavourable impact of the change in FX of $60 million;

•	higher casualty expenses as a result of more costly mishaps, reported in Casualty;

•	higher intermodal expenses related to pickup and delivery service, reported in Intermodal;

•	increased locomotive overhauls, reported in Equipment; and

•	higher legal fees and support costs, reported in Support and facilities.

This increase was partially offset by higher land sales of $42 million and efficiencies generated from the insourcing of certain IT activities, included in Support and facilities.

Gain on Sale of D&H South

On November 17, 2014, the Company announced a proposed agreement with NS for the sale of approximately 283 miles of the Delaware and Hudson Railway Company, Inc.’s line between Sunbury, Pennsylvania, and Schenectady, New York.

During the first quarter of 2015, the Company finalized a sales agreement with NS for D&H South. The sale, which received approval by the STB on May 15, 2015, was completed on September 18, 2015 for proceeds of $281 million (U.S. $214 million), subject to finalizing post-closing adjustments between the Company and NS in the first quarter of 2016. The assets sold were previously classified as “Assets held for sale” on the Company’s Consolidated Balance Sheet at December 31, 2014. The Company recorded a gain on sale of $68 million ($42 million after tax) from the transaction during the third quarter of 2015.

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt discussed further in the Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and working capital, various costs related to financing, shareholder costs, equity income and other non-operating expenditures. Other income and charges was an expense of $335 million in 2015, compared to an expense of $19 million in 2014, an increase of $316 million, or 1,663%. This increase was primarily due to the unfavourable impact of FX translation of $297 million on U.S. dollar-denominated debt and the loss of $47 million on early redemption of notes. The increase was partially offset by $24 million of other FX gains and losses.
Other income and charges was an expense of $19 million in 2014, compared with an expense of $17 million in 2013, an increase of $2 million, or 12%. This increase was primarily due to FX losses on U.S. dollar-denominated debt, partially offset by higher equity earnings.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $394 million in 2015, an increase of $112 million, or 40%, from $282 million in 2014. This increase was primarily due to the unfavourable impact of the change in FX of $37 million and $74 million of interest on new debt issued in 2015.

Net interest expense was $282 million in 2014, an increase of $4 million, or 1%, from $278 million in 2013. This increase was primarily due to the unfavourable impact of the change in FX rates on U.S. dollar-denominated interest expense partially offset by higher interest income and the impact of principal repayments of debt securities.

Income Tax Expense

Income tax expense was $607 million in 2015, an increase of $45 million, or 8%, from $562 million in 2014. This increase was due to a higher effective income tax rate partially offset by lower taxable earnings in 2015.

Income tax expense was $562 million in 2014, an increase of $312 million, or 125%, from $250 million in 2013. This increase was due to higher taxable earnings and a higher effective income tax rate in 2014.

The effective income tax rate for 2015 was 31.0% on unadjusted earnings and 27.25% on adjusted earnings, compared with 27.6% on both unadjusted and adjusted earnings for 2014. The effective income tax rate for 2014 was 27.6%, compared with 22.2% for 2013.

The Company expects a normalized 2016 income tax rate of approximately 27.5%. The Company’s 2016 outlook for its normalized income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by other events and developments, discussed further in Item 1A. Risk Factors. The Company expects an increase in cash tax payments in future years as a significant portion of previously unused income tax operating losses carried forward otherwise available to reduce income taxes, have been utilized.

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the tables in Contractual Commitments of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its Cash and cash equivalents, its bilateral letters of credit, and its revolving credit facility. As at December 31, 2015, the Company had $650 million of Cash and cash equivalents and, under its bilateral letters of credit facilities, the Company had letters of credit drawn of $375 million from a total available amount of $600 million. As at December 31, 2015, the Company's U.S. $2 billion revolving credit facility, which includes a U.S. $1 billion five-year portion and U.S. $1 billion one-year plus one-year term-out portion, was undrawn. The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $2,459 million in 2015 compared to $2,123 million in 2014, an increase of $336 million. The increase in Cash provided by operating activities was primarily due to higher cash generating earnings, and improvements in working capital as a result of a decrease in Accounts receivable attributable to higher collection rates and lower income taxes paid, partially offset by an increase in interest payments resulting from debt issued in 2015.

Cash provided by operating activities was $2,123 million in 2014, an increase of $173 million from $1,950 million in 2013. This increase was largely due to improved earnings, partially offset by higher income taxes paid and an increase in accounts receivable resulting from higher customer billings.

Investing Activities

Cash used in investing activities was $1,123 million in 2015, an increase of $373 million from $750 million in 2014. This increase was largely due to the $411 million change in Restricted cash and cash equivalents related to the release of collateral for letters of credit in 2014, and higher additions to properties ("capital programs") in 2015.

This increase was partially offset by higher proceeds from line sales, including $281 million for D&H South in 2015 compared to $236 million for DM&E West in 2014, and the sale of other assets for higher proceeds of $114 million in 2015 compared to $52 million in 2014.
Cash used in investing activities was $750 million in 2014, a decrease of $847 million from $1,597 million in 2013. This decrease was primarily due to a reduction in Restricted cash and cash equivalents related to the collateralizing of letters of credit. In addition the decrease reflects the proceeds received in 2014 from the sale of DM&E West, partially offset by higher additions to properties.

Additions to properties were $1,522 million in 2015, an increase of $73 million from $1,449 million in 2014. The increase, primarily in track and roadway investments, reflects CP’s strategy of reinvesting in the plant, enhancing throughput and capacity, and optimizing existing assets.

Additions to properties were $1,449 million in 2014, an increase of $213 million from $1,236 million in 2013. The increase, primarily in track and rolling stock investments, reflects CP’s strategy of reinvesting in the plant, enhancing throughput and capacity, and optimizing existing assets.

Capital Programs

For the year ended December 31 (in millions, except for track miles and crossties)	2015	2014	2013
Additions to properties
Track and roadway	$1,119	$1,011	$831
Rolling stock	158	219	169
Information systems(1)	79	96	110
Buildings and other	180	150	155
Total – accrued additions to properties	1,536	1,476	1,265
Less:
Non-cash transactions	14	27	29
Cash invested in additions to properties (per Consolidated Statements of Cash Flows)	$1,522	$1,449	$1,236
Track installation capital programs
Track miles of rail laid (miles)	468	492	429
Track miles of rail capacity expansion (miles)	22	21	24
Crossties installed (thousands)	1,009	1,040	926
(1) Information systems include hardware and software.

Track and roadway expenditures include the replacement and enhancement of the Company’s track infrastructure. Of the $1,119 million additions in 2015, approximately $832 million was invested in the renewal of depleted assets, namely rail, ties, ballast, signals, and bridges. Approximately $54 million was spent on PTC compliance requirements and $233 million was invested in network improvements, which increased productivity and capacity.

Rolling stock investments encompass locomotives and freight cars. In 2015, expenditures on locomotives were approximately $105 million and were focused on the remanufacture of older six-axle units. Freight car investments of approximately $53 million were largely focused on the acquisition of existing units previously held under operating leases.

In 2015, CP invested approximately $79 million in information systems primarily focused on rationalizing and enhancing business systems, providing real-time data, and modernizing core hardware and applications. Investments in buildings and other items were $180 million, and include items such as facility upgrades and renovations, vehicles, containers, and shop equipment.

For 2016, CP expects to invest approximately $1.1 billion in its capital programs, which will be financed with cash generated from operations and leverages the considerable network upgrade and improvement investments that have been made over the last several years. Approximately 75% of planned capital programs are for track and roadway, including approximately $44 million for PTC. Approximately 10% is expected to be allocated to rolling stock assets, including locomotive improvements and the continued acquisition of freight cars previously held under operating leases. Between 5% and 10% is expected to be allocated to information services, and between 5% and 10% is expected to be allocated to buildings and other.

Financing Activities

Cash used in financing activities was $957 million in 2015, a decrease of $673 million from $1,630 million in 2014. This decrease was largely due to the issuance of long-term debt during the 2015 fiscal year for total net proceeds of U.S. $2,669 million ($3,474 million), as discussed further in Item 8. Financial Statements and Supplementary Data, Note 19 Debt. During the first quarter of 2015, the Company also settled a notional U.S. $700 million floating-to-fixed interest rate swap agreements ("forward starting swaps") for a payment of U.S. $50 million ($63 million) that is discussed further in Item 8. Financial Statements and Supplementary Data, Note 20 Financial instruments. In addition, dividend payments decreased by $18 million to $226 million in 2015 as the Company's share repurchase program decreased shares outstanding.

The decrease in Cash used in financing activities was partially offset by higher payments of $2,787 million to buy back shares under the Company's share repurchase program, compared to $2,050 million in 2014, discussed further in Item 8. Financial Statements and Supplementary Data, Note 23 Shareholder's equity, the net repayment of commercial paper of $893 million compared to issuances in 2014 of $771 million, and the early redemption of four notes totalling U.S. $281 million ($374 million). This included the payments of principal of U.S. $247 million ($329 million) and early redemption premium of U.S. $34 million ($45 million).

The Company has available, as sources of financing, up to U.S. $2 billion under its revolving credit facility and up to $225 million under its bilateral letter of credit facilities, discussed further in Item 8. Financial Statements and Supplementary Data, Note 19 Debt. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. Collateral provided includes highly liquid investments purchased three months or less from maturity and is stated at cost, which approximates market value and is shown separately on the balance sheet as Restricted cash and cash equivalents. The Company can largely withdraw this collateral during any month. As at December 31, 2015, the revolving credit facility was undrawn and the Company did not draw from its revolving credit facility during the 2015 fiscal year. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at December 31, 2015, the Company was in compliance with the threshold stipulated in this financial covenant.

Cash used in financing activities was $1,630 million in 2014, as compared to $220 million in 2013. This increase was largely due to payments made to buy back shares under the Company's share repurchase program and a repayment of a capital lease. These uses of cash were partially offset by proceeds from the issuance of commercial paper of U.S. $675 million ($771 million).

Interest Coverage Ratio

At December 31, 2015, the Company’s interest coverage ratio was 6.0, compared with 8.2 at December 31, 2014. This decrease was primarily due to an increase in Net interest expense of $112 million compared to the prior year, partially offset by a year over year improvement in Earnings before interest and taxes ("EBIT"). In 2015, EBIT was negatively impacted by FX on U.S. dollar-denominated debt and the early redemption premium on notes, and positively impacted by the gain on sale of D&H South, while in 2014 EBIT was negatively impacted by FX on U.S. dollar-denominated debt and positively impacted by the recovery of prior year labour restructuring charges.

Excluding these significant items from EBIT, Adjusted interest coverage ratio was 6.7 at December 31, 2015, compared with 8.3 at December 31, 2014. This decrease was primarily due to an increase in Net interest expense. Interest coverage ratio, Adjusted interest coverage ratio, EBIT, Adjusted EBIT, and significant items are defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Credit Measures

Credit ratings provide information relating to the Company’s financing costs, liquidity and operations and affect the Company’s ability to obtain short-term and long-term financing and/or the cost of such financing.

A mid-investment grade credit rating is an important measure in assessing the Company’s ability to maintain access to public financing and to minimize the cost of capital. It also affects the ability of the Company to engage in certain collateralized business activities on a cost-effective basis.

Credit ratings and outlooks are based on the rating agencies’ methodologies and can change from time to time to reflect their views of CP. Their views are affected by numerous factors including, but not limited to, the Company’s financial position and liquidity along with external factors beyond the Company’s control.

As at December 31, 2015, CP's credit rating from Standard & Poor's Rating Services ("Standard & Poor's"), Moody's Investor Service ("Moody's"), and Dominion Bond Rating Service Limited ("DBRS") remain unchanged from December 31, 2014.

Credit ratings as at December 31, 2015(1)

Long-term debt		Outlook
Standard & Poor's
Long-term corporate credit	BBB+	stable
Senior secured debt	A	stable
Senior unsecured debt	BBB+	stable
Moody's
Senior unsecured debt	Baa1	stable
DBRS
Unsecured debentures	BBB (high)	stable
Medium-term notes	BBB (high)	stable

$1 billion Commercial paper program
Standard & Poor's	A-2	NA
Moody's	P-2	NA
DBRS	R-2 (high)	NA
(1) Credit ratings are not recommendations to purchase, hold or sell securities and do not address the market price or suitability of a specific security for a particular investor. Credit ratings are based on the rating agencies' methodologies and may be subject to revision or withdrawal at any time by the rating agencies.

The Company’s goal is to maintain a degree of continuity and predictability for investors by meeting a minimum threshold. The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the years ended December 31, 2015, 2014, and 2013 was 2.8, 2.2, and 2.1, respectively. The increase between 2015 and 2014 was due to additional debt issued during the 2015 fiscal year, partially offset by the improved Adjusted income for the year ended December 31, 2015. The increase between 2014 and 2013 was due to additional debt issued in 2014, largely offset by the improved Adjusted income for the year ended December 31, 2014. Adjusted net debt to Adjusted EBITDA ratio and the Adjusted income are defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free Cash

CP generated positive Free cash of $1,155 million in 2015, an increase of $430 million from $725 million in 2014. The increase was primarily due to an increase in cash provided by operating activities and proceeds received from the sale of D&H South in 2015, partially offset by proceeds received from the sale of DM&E West in 2014 and an increase in capital additions. Free cash is defined and reconciled in the Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free cash is affected by the seasonal fluctuations and by other factors including the size of the Company's capital programs. Capital additions were $1,522 million in 2015, $73 million higher than 2014. The 2015 capital programs are discussed further above in Investing Activities.

Non-GAAP Measures

The Company presents non-GAAP measures and cash flow information to provide a basis for evaluating underlying earnings and liquidity trends in the Company’s business that can be compared with the results of operations in prior periods. In addition, these non-GAAP measures facilitate a multi-period assessment of long-term profitability allowing management and other external users of the Company’s consolidated financial information to compare profitability on a long-term basis, including assessing future profitability, with that of the Company’s peers.

These non-GAAP measures have no standardized meaning and are not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures is not intended to be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP.

Adjusted Performance Measures

The Company uses Adjusted operating income, Adjusted income, Adjusted diluted earnings per share and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures are presented in Item 6. Selected Financial Data and discussed further in other sections of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In 2015, there were four significant items included in Net income as follows:

•	in the third quarter, a $68 million gain ($42 million after tax) related to the sale of D&H South;

•	in the third quarter, a $47 million charge ($35 million after tax) related to the early redemption premium on notes;

•	in the second quarter, an income tax expense of $23 million as a result of the change in the Alberta provincial corporate income tax rate; and

•	during the course of the year, net non-cash loss of $297 million ($257 million after tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $115 million loss ($100 million after tax);

•	in the third quarter, a $128 million loss ($111 million after tax);

•	in the second quarter, a $10 million gain ($9 million after tax); and

•	in the first quarter, a $64 million loss ($55 million after tax).

In 2014, there were two significant items included in Net income as follows:

•	in the fourth quarter, $12 million net non-cash loss ($9 million after tax) due to FX translation on the Company’s U.S. dollar-denominated debt; and

•
in the first quarter, a recovery of $4 million ($3 million after tax) was recorded for the Company's 2012 labour restructuring initiative due to favourable experience gains, recorded in Compensation and benefits.

In 2013, there were five significant items included in Net income as follows:

•
in the fourth quarter, an asset impairment charge and accruals for future costs totalling $435 million ($257 million after tax) relating to the sale of DM&E West, which closed in the second quarter of 2014;

•	in the fourth quarter, management transition costs related to the retirement of the Company’s CFO and the appointment of the new CFO of $5 million ($4 million after tax);

•	in the fourth quarter, a recovery of $7 million ($5 million after tax) of the Company’s 2012 labour restructuring initiative due to favourable experience gains;

•	in the third quarter, an income tax expense of $7 million as a result of the change in the province of British Columbia’s corporate income tax rate; and

•	in the first quarter, a recovery of U.S. $9 million (U.S. $6 million after tax) related to settlement of certain management transition amounts that had been subject to legal proceedings.

In 2012, there were six significant items included in Net income as follows:

•	in the fourth quarter, an asset impairment charge of $185 million ($111 million after tax) with respect to the option to build into the Powder River Basin and another investment;

•	in the fourth quarter, an asset impairment charge of $80 million ($59 million after tax) related to a certain series of locomotives;

•	in the fourth quarter, a labour restructuring charge of $53 million ($39 million after tax) as part of a restructuring initiative;

•	in the second quarter, a charge of $42 million ($29 million after tax) with respect to compensation and other management transition costs;

•	in the first and second quarters, advisory fees of $27 million ($20 million after tax) related to shareholder matters; and

•	in the second quarter, an income tax expense of $11 million as a result of the change in the province of Ontario's corporate income tax rate.

In 2011, there were two significant items included in Net income as follows:

•	in the fourth quarter, advisory fees of $6 million ($5 million after tax) related to shareholder matters; and

•	in the fourth quarter, a benefit of $37 million resulting from the resolution of certain tax matters.

Reconciliation of Non-GAAP Performance Measures to GAAP Performance Measures

The following tables reconcile non-GAAP measures presented in Item 6. Selected Financial Data and discussed further in other sections of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to the most directly comparable measures presented in accordance with GAAP for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

Operating income	For the year ended December 31
(in millions)	2015	2014	2013	2012	2011
Adjusted operating income	$2,620	$2,335	$1,844	$1,309	$967
Add significant items:
Gain on sale of D&H South	68	—	—	—	—
Labour restructuring	—	4	7	(53)	—
Asset impairments	—	—	(435)	(265)	—
Management transition costs	—	—	4	(42)	—
Operating income as reported	$2,688	$2,339	$1,420	$949	$967

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

Net income	For the year ended December 31
(in millions)	2015	2014	2013	2012	2011
Adjusted income	$1,625	$1,482	$1,132	$753	$538
Add significant items, net of tax:
Gain on sale of D&H South	42	—	—	—	—
Labour restructuring	—	3	5	(39)	—
Asset impairments	—	—	(257)	(170)	—
Management transition costs	—	—	2	(29)	—
Advisory fees related to shareholder matters	—	—	—	(20)	(5)
Impact of FX translation on U.S. dollar-denominated debt	(257)	(9)	—	—	—
Early redemption premium on notes	(35)	—	—	—	—
Income tax rate change	(23)	—	(7)	(11)	37
Net income as reported	$1,352	$1,476	$875	$484	$570

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

Diluted earnings per share	For the year ended December 31
	2015	2014	2013	2012	2011
Adjusted diluted earnings per share	$10.10	$8.50	$6.42	$4.34	$3.15
Add significant items:
Gain on sale of D&H South	0.26	—	—	—	—
Labour restructuring	—	0.01	0.03	(0.22)	—
Asset impairments	—	—	(1.46)	(0.98)	—
Management transition costs	—	—	0.01	(0.17)	—
Advisory fees related to shareholder matters	—	—	—	(0.12)	(0.03)
Impact of FX translation on U.S. dollar-denominated debt	(1.60)	(0.05)	—	—	—
Early redemption premium on notes	(0.22)	—	—	—	—
Income tax rate change	(0.14)	—	(0.04)	(0.06)	0.22
Diluted earnings per share as reported	$8.40	$8.46	$4.96	$2.79	$3.34

Adjusted operating ratio excludes those significant items that are reported within Operating income. Adjusted operating ratio is a key measure of operating performance tracked by management.

Operating ratio	For the year ended December 31
	2015	2014	2013	2012	2011
Adjusted operating ratio	61.0%	64.7%	69.9%	77.0%	81.3%
Add significant items:
Gain on sale of D&H South	(1.0)%	—	—	—	—
Labour restructuring	—	—	(0.1)%	0.9%	—
Asset impairments	—	—	7.1%	4.7%	—
Management transition costs	—	—	(0.1)%	0.7%	—
Operating ratio as reported	60.0%	64.7%	76.8%	83.3%	81.3%

ROIC and Adjusted ROIC

ROIC is calculated as Operating income less Other income and charges, tax effected at the Company's annualized effective tax rate, on a rolling twelve-month basis, divided by the sum of Total shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing, as presented in the Company's Consolidated Financial Statements, averaged between the beginning and ending balance over a rolling twelve-month period. Adjusted ROIC excludes significant items reported in Operating income and Other income and charges in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount. ROIC and Adjusted ROIC are all-encompassing performance measures that measure how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management and are important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC and Adjusted ROIC are presented in Item 6. Selected Financial Data and discussed further in Results of Operations of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of ROIC and Adjusted ROIC

(in millions, except for percentages)	2015	2014	2013	2012	2011
Operating income for the year ended December 31	$2,688	$2,339	$1,420	$949	$967
Less:
Other income and charges	335	19	17	37	18
Tax(1)	728	640	312	218	172
	$1,625	$1,680	$1,091	$694	$777
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$12,561	$11,653	$10,842	$9,564	$9,259
ROIC	12.9%	14.4%	10.1%	7.3%	8.4%
(1) Tax was calculated at annualized effective tax rate for each of the above items for the periods presented.

(in millions, except for percentages)	2015	2014	2013	2012	2011
Adjusted operating income for the year ended December 31	$2,620	$2,335	$1,844	$1,309	$967
Less:
Other income and charges	335	19	17	37	18
Add significant items:
Advisory fees related to shareholder matters	—	—	—	27	6
Impact of FX translation on U.S. dollar-denominated debt	297	12	—	—	—
Early redemption premium on notes	47	—	—	—	—
Less: tax(1)	716	642	491	344	221
	$1,913	$1,686	$1,336	$955	$734
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$12,561	$11,653	$10,842	$9,564	$9,259
Adjusted ROIC	15.2%	14.5%	12.3%	10.0%	7.9%
(1) Tax was calculated at annualized effective tax rate for each of the above items for the periods presented.

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, excluding Changes in restricted cash and cash equivalents and investment balances used to collateralize letters of credit, and Dividends paid, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations. Free cash is a measure that management considers to be an indicator of liquidity. Free cash is useful to investors and other external users of the consolidated financial information as it assists with the evaluation of the Company's ability to generate cash from its operations without incurring additional external financing. Positive Free cash indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through increased dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative Free cash indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Item 6. Selected Financial Data and discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the year ended December 31
(in millions)	2015	2014	2013	2012	2011
Cash provided by operating activities	$2,459	$2,123	$1,950	$1,328	$512
Cash used in investing activities	(1,123)	(750)	(1,597)	(1,011)	(1,044)
Change in restricted cash and cash equivalents used to collateralize letters of credit(1)	—	(411)	411	—	—
Dividends paid	(226)	(244)	(244)	(223)	(193)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	45	7	10	(1)	1
Free cash	$1,155	$725	$530	$93	$(724)
(1) Changes in restricted cash and cash equivalents related to collateralized letters of credit are discussed further in Item 8. Financial Statements and Supplementary Data, Note 19 Debt.

Interest Coverage Ratio

Interest coverage ratio is measured, on a rolling twelve-month basis, as EBIT divided by Net interest expense. Interest coverage ratio is an indicator of liquidity used in assessing the Company’s debt servicing capabilities. This ratio provides useful information on how the Company's debt servicing capabilities have changed, period over period and in comparison to the Company’s peers. Additionally, investors, analysts, and lenders may use this measure to assess the Company's debt servicing capabilities. Interest coverage ratio is discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted interest coverage ratio is calculated as Adjusted EBIT divided by Net interest expense. By excluding significant items which affect EBIT, Adjusted interest coverage ratio assists management in comparing the Company's performance over various reporting periods on a consistent basis. Adjusted interest coverage ratio is discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Interest Coverage Ratio and Adjusted Interest Coverage Ratio

(in millions, except for ratios)	2015	2014	2013
EBIT	$2,353	$2,320	$1,403
Adjusted EBIT	$2,629	$2,328	$1,827
Net interest expense	$394	$282	$278
Interest coverage ratio	6.0	8.2	5.0
Adjusted interest coverage ratio	6.7	8.3	6.6

EBIT is calculated as Operating income, less Other income and charges. Adjusted EBIT excludes significant items reported in Operating income and Other income and charges. These are components of the calculations of Interest coverage ratio and Adjusted interest coverage ratio.

Earnings before interest and tax	For the year ended December 31
(in millions)	2015	2014	2013	2012	2011
Adjusted EBIT	$2,629	$2,328	$1,827	$1,299	$955
Add Significant items:
Gain on sale of D&H South	68	—	—	—	—
Labour restructuring	—	4	7	(53)	—
Asset impairments	—	—	(435)	(265)	—
Management transition	—	—	4	(42)	—
Advisory costs related to shareholder matters	—	—	—	(27)	(6)
Impact of foreign exchange translation on U.S. dollar-denominated debt	(297)	(12)	—	—	—
Early redemption premium on notes	(47)	—	—	—	—
EBIT	2,353	2,320	1,403	912	949
Less:
Net interest expense	394	282	278	276	252
Income tax expense	607	562	250	152	127
Net income as reported	$1,352	$1,476	$875	$484	$570

Adjusted Net Debt to Adjusted EBITDA Ratio

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, the net present value of operating leases, which is discounted by the Company’s effective interest rate for each of the years presented, and Cash and cash equivalents. Adjusted EBITDA is calculated as Adjusted EBIT plus Depreciation and amortization, adjusted for net periodic pension and other benefit cost and operating lease expense. Adjusted net debt to adjusted EBITDA ratio is calculated as Adjusted net debt divided by Adjusted EBITDA.

The Adjusted net debt to adjusted EBITDA ratio is one of the key metrics used by credit rating agencies in assessing the Company's financial capacities and constraints and determining the credit rating of the Company. By excluding the impact of certain items that are not considered by management in developing a minimum threshold, Adjusted net debt to Adjusted EBITDA ratio provides a metric that management uses to evaluate the Company's financial discipline with respect to capital markets credit sensitivities from management's perspective and communicates it publicly with investors, analysts and credit rating agencies. Adjusted net debt to Adjusted EBITDA ratio is discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2015	2014	2013
Adjusted net debt as at December 31	$9,041	$6,268	$5,108
Adjusted EBITDA for the year ended December 31	3,281	2,864	2,464
Adjusted net debt to Adjusted EBITDA ratio	2.8	2.2	2.1

The following tables reconcile Adjusted net debt to Long-term debt and Adjusted EBITDA to Adjusted EBIT for the years ended December 31, 2015, 2014, and 2013.

Reconciliation of Adjusted Net Debt to Long-term Debt

(in millions)	2015	2014	2013
Adjusted net debt as at December 31	$9,041	$6,268	$5,108
Add:
Pension plans deficit	(295)	(288)	(227)
Net present value of operating leases(1)	(439)	(447)	(518)
Cash and cash equivalents	650	226	476
Long-term debt as at December 31	$8,957	$5,759	$4,839
(1) Operating leases were discounted at the Company’s effective interest rate for each of the years presented.

Reconciliation of Adjusted EBITDA to Adjusted EBIT

(in millions)	2015	2014	2013
Adjusted EBITDA for the year ended December 31	$3,281	$2,864	$2,464
Add:
Adjustment for net periodic pension and other benefit cost	70	137	82
Operating lease expense	(127)	(121)	(154)
Depreciation and amortization	(595)	(552)	(565)
Adjusted EBIT for the year ended December 31	$2,629	$2,328	$1,827

Off-Balance Sheet Arrangements

Guarantees

At December 31, 2015, the Company had residual value guarantees on operating lease commitments of $28 million, compared to $120 million at December 31, 2014. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at December 31, 2015, the fair value of these guarantees recognized as a liability was $4 million, compared to $3 million at December 31, 2014.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements.

Contractual Commitments

At December 31, 2015

Payments due by period (in millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$13,398	$507	$983	$851	$11,057
Long-term debt	8,784	26	807	576	7,375
Capital leases	174	4	9	11	150
Operating lease(1)	553	106	153	97	197
Supplier purchase	1,544	223	374	196	751
Other long-term liabilities(2)	617	95	118	112	292
Total contractual commitments	$25,070	$961	$2,444	$1,843	$19,822
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $28 million are not included in the minimum payments shown above, as management believes that CP will not be required to make payments under these residual guarantees.
(2) Includes expected cash payments for restructuring, environmental remediation, asset retirement obligations, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits and long-term disability benefits include the anticipated payments for years 2016 to 2025. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Other Financial Commitments

In addition to the financial commitments mentioned previously in Off-Balance Sheet Arrangements and Contractual Commitments of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company is party to certain other financial commitments set forth in the table and discussed below.

Letters of Credit

Letters of credit are obtained mainly to provide security to third parties under the terms of various agreements, including workers’ compensation and supplemental pension plan. CP is liable for these contractual amounts in the case of non-performance under these agreements. Letters of credit are accommodated through a revolving credit facility and the Company’s bilateral letter of credit facility.

Capital Commitments

The Company remains committed to maintaining the current high level of plant quality and renewing the franchise. As part of this commitment, CP has entered into contracts with suppliers to make various capital purchases related to track programs. Payments for these commitments are due in 2016 through 2032. These expenditures are expected to be financed by cash generated from operations or by issuing new debt.

At December 31, 2015

Amount of commitments per period (in millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & beyond
Commitments
Letters of credit	$375	$375	$—	$—	$—
Capital commitments	374	296	44	19	15
Total commitments	$749	$671	$44	$19	$15

Critical Accounting Estimates

To prepare consolidated financial statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, legal and personal injury liabilities and goodwill.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit Committee, which is composed entirely of independent directors.

Environmental Liabilities

CP estimates the probable cost to be incurred in the remediation of property contaminated by past railway use. The Company screens and classifies sites according to typical activities and scale of operations conducted, and develops remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants. CP also considers available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. The Company is committed to fully meeting regulatory and legal obligations with respect to environmental matters.

Liabilities for environmental remediation may change from time to time as new information about previously untested sites becomes known. The net liability may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, are not expected to be material to the Company’s financial position, but may materially affect income in the period in which a charge is recognized. Material increases to costs would be reflected as increases to Other long-term liabilities and Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets and to Purchased services and other within Operating expenses on the Consolidated Statements of Income.

At December 31, 2015 and 2014, the accrual for environmental remediation on the Company’s Consolidated Balance Sheets amounted to $93 million and $91 million respectively, of which the long-term portion amounting to $80 million in 2015 and $75 million in 2014 was included in Other long-term liabilities and the short-term portion amounting to $13 million in 2015 and $16 million in 2014 was included in Accounts payable and accrued liabilities. Cash payments related to the Company’s environmental remediation program totalled $18 million in 2015, compared with $8 million in 2014. The U.S. dollar-denominated portion of the liability was affected by the change in FX, resulting in an increase in environmental liabilities of $12 million in 2015 and $6 million in 2014.

Cash payments for environmental initiatives are estimated to be approximately $13 million in 2016, $11 million in 2017, $10 million in 2018 and a total of approximately $61 million over the remaining years through 2025, which will be paid in decreasing amounts. All payments will be funded from general operations.

CP continues to be responsible for remediation work on portions of a property in the state of Minnesota and continues to retain liability accruals for remaining future expected costs. The costs are expected to be incurred over approximately 10 years. The state’s voluntary investigation and remediation program will oversee the work to ensure it is completed in accordance with applicable standards.

Pensions and Other Benefits

CP has defined benefit and defined contribution pension plans. Other benefits include post-retirement medical and life insurance for pensioners, and some post-employment workers’ compensation and long-term disability benefits in Canada. Workers’ compensation and long-term disability benefits are discussed in the Legal and Personal Injury Liabilities section below. Pension and post-retirement benefits liabilities are subject to various external influences and uncertainties.

Pension costs are actuarially determined using the projected-benefit method pro-rated over the credited service periods of employees. This method incorporates best estimates of expected plan investment performance, salary escalation and retirement ages of employees. The expected return on fund assets is calculated using market-related asset values developed from a five-year average of market values for the fund’s public equity securities and absolute return strategies (with each prior year’s market value adjusted to the current date for assumed investment income during the intervening period) plus the market value of the fund’s fixed income, real estate and infrastructure securities, subject to the market-related asset value not being greater than 120% of the market value nor being less than 80% of the market value.

The discount rate used to determine the benefit obligation is based on market interest rates on high-quality corporate debt instruments with matching cash flows. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of plan assets are amortized over the expected average remaining service period of active employees expected to receive benefits under the plan (approximately 10 years). Prior service costs arising from collectively bargained amendments to pension plan benefit provisions are amortized over the term of the applicable union agreement. Prior service costs arising from all other sources are amortized over the expected average remaining service period of active employees who were expected to receive benefits under the plan at the date of amendment.

The obligations with respect to post-retirement benefits, including health care and life insurance, are actuarially determined and are accrued using the projected-benefit method pro-rated over the credited service periods of employees. The obligations with respect to post-employment benefits, including some workers’ compensation and long-term disability benefits in Canada are the actuarial present value of benefits payable to employees with existing claims for injuries or disability.

Pension Liabilities and Pension Assets

The Company included pension benefit liabilities of $285 million in Pension and other benefit liabilities and $10 million in Accounts payable and accrued liabilities on the Company’s December 31, 2015 Consolidated Balance Sheets. The Company also included post-retirement benefits accruals of $387 million in Pension and other benefit liabilities and $21 million in Accounts payable and accrued liabilities on the Company’s December 31, 2015 Consolidated Balance Sheets. Accruals for self-insured workers' compensation and long-term disability benefit plans, including $86 million in Pension and other benefit liabilities, are discussed in the Legal and Personal Injury Liabilities section below.

The Company included pension benefit assets of $1,401 million in Pension assets on the Company’s December 31, 2015 Consolidated Balance Sheets.

Net Periodic Benefit Costs

Net periodic benefit costs for pensions and post-retirement benefits were included in Compensation and benefits on the December 31, 2015 Consolidated Statements of Income. Combined net periodic benefit costs for pensions and post-retirement benefits (excluding self-insured workers' compensation and long-term disability benefits) were $66 million in 2015, compared with net periodic benefit credits of $19 million in 2014.

Net periodic benefit costs for pensions were $41 million in 2015, compared with net periodic benefit credits of $44 million in 2014. The benefit cost portion related to defined benefit pensions was $32 million in 2015, compared with the benefit credit portion of $52 million in 2014. The benefit cost portion related to defined contribution pensions (equal to contributions) was $9 million in 2015, compared with $8 million for 2014. Net periodic benefit costs for post-retirement benefits were $25 million in 2015, compared with $25 million in 2014.

CP estimates net periodic benefit credits for defined benefit pensions to be approximately $90 million in 2016, and net periodic benefit costs for defined contribution pensions to be approximately $9 million in 2016. Net periodic benefit costs for post-retirement benefits in 2016 are not expected to differ materially from the 2015 costs.

Pension Plan Contributions

The Company made contributions of $81 million to the defined benefit pension plans in 2015, compared with $80 million in 2014. The Company’s main Canadian defined benefit pension plan accounts for 95% of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010 and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,276 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2015, leaving $474 million of the voluntary prepayments still available at December 31, 2015 to reduce CP’s pension funding requirements in 2016 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will apply $35 million of the remaining voluntary prepayments against its 2016 pension funding requirements.

CP estimates its aggregate pension contributions, including its defined benefit and defined contribution plan, to be in the range of $80 million to $90 million in 2016, and in the range of $60 million to $110 million per year from 2017 to 2019. These estimates reflect the Company’s current intentions with respect to the rate at which CP will apply the remaining voluntary prepayments against contribution requirements in the next few years.

Future pension contributions will be highly dependent on the Company’s actual experience with such variables as investment returns, interest rate fluctuations and demographic changes, on the rate at which previous years’ voluntary prepayments are applied against pension contribution requirements, and on any changes in the regulatory environment. CP will continue to make contributions to the pension plans that, at a minimum, meet pension legislative requirements.

Pension Plan Risks

Fluctuations in the liability and net periodic benefit costs for pensions result from favourable or unfavourable investment returns and changes in long-term interest rates. The impact of favourable or unfavourable investment returns is moderated by the use of a market-related asset value for the main Canadian defined benefit pension plan’s public equity securities and absolute return strategies. The impact of changes in long-term rates on pension obligations is partially offset by their impact on the pension funds’ investments in fixed income assets.

The plans’ investment policy provides a target allocation of approximately 46% of the plans’ assets to be invested in public equity securities. As a result, stock market performance is a key driver in determining the pension funds’ asset performance. If the rate of investment return on the plans’ public equity securities in 2015 had been 10 percentage points higher (or lower) than the actual 2015 rate of investment return on such securities, 2016 net periodic benefit costs for pensions would be lower (or higher) by $26 million.

Changes in bond yields can result in changes to discount rates and to changes in the value of fixed income assets. If the discount rate as at December 31, 2015 had been higher (or lower) by 0.1% with no related changes in the value of the pension funds’ investment in fixed income assets, 2016 net periodic benefit costs for pensions would be lower (or higher) by $13 million. However, a change in bond yields would also lead to a change in the value of the pension funds’ investment in fixed income assets, and this change would partially offset the impact to net periodic benefit costs noted above.

The Company estimates that an increase in the discount rate of 0.1% would decrease the defined benefit pension plans’ projected benefit obligations by approximately $151 million, and estimates that a decrease in the discount rate of 0.1% would increase the defined benefit pension plans’ projected benefit obligations by approximately $153 million. Similarly, for every 0.1% the actual return on assets varies above (or below) the estimated return for the year, the value of the defined benefit pension plans’ assets would increase (or decrease) by approximately $12 million.

Adverse experience with respect to these factors could eventually increase funding and pension expense significantly, while favourable experience with respect to these factors could eventually decrease funding and pension expense significantly.

Fluctuations in the post-retirement benefit obligation also can result from changes in the discount rate used. A 0.1% increase (decrease) in the discount rate would decrease (increase) the obligation by approximately $6 million.

CP reviews its pensioner mortality experience to ensure that the mortality assumption continues to be appropriate, or to determine what changes to the assumption is needed.

Property, Plant and Equipment

The Company follows the group depreciation method under which a single depreciation rate is applied to the total cost in a particular class of property, despite differences in the service life or salvage value of individual properties within the same class. CP performs depreciation studies of each property group approximately every three years to update depreciation rates. The depreciation studies are based on statistical analysis of historical retirements of properties in the group and incorporate engineering estimates of changes in current operations and of technological advances. CP depreciates the cost of properties, net of salvage, on a straight-line basis over the estimated useful life of the property group. The estimates of economic lives are uncertain and can vary due to technological changes or in the rate of wear. Additionally, the depreciation rates are updated to reflect the change in residual values of the assets in the class. Under the group depreciation method, retirements or disposals of properties in the normal course of business are accounted for by charging the cost of the property less any net salvage to accumulated depreciation. For the sale or retirement of larger groups of depreciable assets that are unusual and were not included in the Company’s depreciation studies, CP records a gain or loss for the difference between net proceeds and net book value of the assets sold or retired.

Due to the capital intensive nature of the railway industry, depreciation represents a significant part of operating expenses. The estimated useful lives of properties have a direct impact on the amount of depreciation recorded as a component of Properties on the Company’s Consolidated Balance Sheets. At December 31, 2015 and 2014, accumulated depreciation was $6,952 million and $6,505 million, respectively.

Revisions to the estimated useful lives and net salvage projections for properties constitute a change in accounting estimate and are addressed prospectively by amending depreciation rates. It is anticipated that there will be changes in the estimates of weighted average useful lives and net salvage for each property group as assets are acquired, used and retired. Substantial changes in either the useful lives of properties or the salvage assumptions could result in significant changes to depreciation expense. For example, if the estimated average life of road locomotives, the largest asset group, increased (or decreased) by 5%, annual depreciation expense would decrease (or increase) by approximately $3 million.

The Company reviews the carrying amounts of properties when circumstances indicate that such carrying amounts may not be recoverable based on future undiscounted cash flows. When such properties are determined to be impaired, recorded asset values are revised to their fair values and an impairment loss is recognized.

Deferred Income Taxes

CP accounts for deferred income taxes based on the liability method. This method focuses on the Company’s balance sheet and the temporary differences otherwise calculated from the comparison of book versus tax values. It is assumed that such temporary differences will be settled in the deferred income tax assets and liabilities at the balance sheet date.

In determining deferred income taxes, the Company makes estimates and assumptions regarding deferred tax matters, including estimating the timing of the realization and settlement of deferred income tax assets (including the benefit of tax losses) and liabilities. Deferred income taxes are calculated using enacted federal, provincial, and state future income tax rates, which may differ in future periods.

A deferred income tax expense of $234 million was included in Income tax expense for 2015 and $354 million was included in Income tax expense in 2014. The decrease in deferred income tax expense in 2015 was primarily due to the reclassification of deferred tax expense to current tax expense related to the D&H South sale, deferred tax recoveries related to FX translation on U.S. dollar-denominated debt and the early redemption premium on notes, and a lower deferred tax expense offset by a higher current tax expense due to the utilization of a significant portion of previously unused income tax operating losses carried forward. At December 31, 2015 and 2014, deferred income tax liabilities of $3,391 million and $2,717 million, respectively, were recorded as a long-term liability and are composed largely of temporary differences related to accounting for properties.

Legal and Personal Injury Liabilities

The Company is involved in litigation in Canada and the U.S. related to CP’s business. Management is required to establish estimates of the potential liability arising from incidents, claims and pending litigation, including personal injury claims and certain occupation-related and property damage claims.

Accruals for incidents, claims and litigation, including Workers' Compensation Board ("WCB") accruals, totalled $133 million, net of insurance recoveries, at December 31, 2015 and $150 million at December 31, 2014. At December 31, 2015 and 2014 respectively, the total accrual included $86 million and $89 million in Pension and other benefit liabilities, $18 million and $15 million in Other long-term liabilities and $30 million and $47 million in Accounts payable and accrued liabilities, partially offset by $1 million and $1 million in Other assets.

Legal Liabilities

These estimates are determined on a case-by-case basis. They are based on an assessment of the actual damages incurred and current legal advice with respect to settlements in other similar cases. CP employs experienced claims adjusters who investigate and assess the validity of individual claims made against us and estimate the damages incurred.

A provision for incidents, claims or litigation is recorded based on the facts and circumstances known at the time. CP accrues for likely claims when the facts of an incident become known and investigation results provide a reasonable basis for estimating the liability. The lower end of the range is accrued if the facts and circumstances permit only a range of reasonable estimates and no single amount in that range is a better estimate than any other. Additionally, for administrative expediency, a general provision for lesser value injury cases is kept. Facts and circumstances related to asserted claims can change, and a process is in place to monitor accruals for changes in accounting estimates.

Personal Injury Liabilities

With respect to claims related to occupational health and safety in the provinces of Quebec, Ontario, Manitoba and B.C., claims administered through the WCB are actuarially determined. In the provinces of Saskatchewan and Alberta, the Company is assessed for an annual WCB contribution. As a result, this amount is not subject to estimation by management.

Railway employees in the U.S. are not covered by a workers’ compensation program, but are covered by U.S. federal law for railway employees. For accrual purposes, a combination of case-by-case analysis and statistical analysis is utilized.

Goodwill

As part of the acquisition of DM&E in 2007, CP recognized goodwill of U.S. $147 million on the allocation of the purchase price, determined as the excess of the purchase price over the fair value of the net assets acquired. Since the acquisition, the operations of DM&E have been integrated with CP’s U.S. operations and the related goodwill is allocated to CP’s U.S. reporting unit. Goodwill is tested for impairment at least once per year as at October 1st. The goodwill impairment test determines if the fair value of the reporting unit continues to exceed its net book value, or whether an impairment charge is required. The fair value of the reporting unit is affected by projections of its profitability including estimates of revenue growth, which are inherently uncertain.

The 2015 and 2014 annual test for impairment determined that the estimated fair value of CP’s U.S. reporting unit exceeded the net book value including the allocated goodwill by approximately 27% and 102%, respectively.
The impairment test was performed primarily using an income approach based on discounted cash flows. A discount rate of 10.0% was used, based on the Company’s weighted average cost of capital. The 2014 impairment test also used a discount rate of 10.0%. A change in discount rates of 0.25% would change the valuation by 4.0% to 4.4%. The valuation used revenue growth projections ranging from 2.8% to 5.0% annually. The revenue growth projection in the 2014 impairment test was 4.0% to 14.8%. A change in the long-term growth rate of 0.25% would change the valuation by 2.5% to 2.7%. A secondary approach used in the valuation was a market approach, which included a comparison of implied earnings multiples of CP U.S. to trading earnings multiples of comparable companies. The derived value of CP U.S. using the income approach compared favourably with the trading multiples of other Class I railroads. The income approach was chosen over the market approach; however, both approaches conclude that the assets of CP U.S. are fairly valued.

Decreases to the profit projections, which could be caused by a prolonged economic recession, or increases to the discount rate used in the valuation, could require an impairment in future periods. The carrying value of CP’s goodwill changes from period to period due to changes in the exchange rate. At December 31, 2015, goodwill was $198 million and was $164 million in 2014, the increase was primarily due to the favourable impact of the change in FX.

Forward-Looking Information

This MD&A and Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. These forward-looking statements include, but are not limited to, statements concerning the Company’s defined benefit pension expectations for 2016 and through 2019, our expectations for 2016 which includes: operating ratio below 59%, double-digit EPS growth from full-year 2015 adjusted diluted EPS of $10.10, and capital expenditures of approximately $1.1 billion, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes and pension contributions, and capital expenditures. Forward-looking information typically contains statements with words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes.

Readers are cautioned not to place undue reliance on forward-looking information because it is possible that CP will not achieve predictions, forecasts, projections and other forms of forward-looking information. Current economic conditions render assumptions, although reasonable when made, subject to greater uncertainty. In addition, except as required by law, CP undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

By its nature, forward-looking information involves numerous assumptions, inherent risks and uncertainties, including but not limited to the following factors: changes in business strategies; general North American and global economic, credit and business conditions; risks in agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; inflation; changes in laws and regulations, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; uncertainties of investigations, proceedings or other types of claims and litigation; labour disputes; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; effects of changes in market conditions on the financial position of pension plans and investments; and various events that could disrupt operations, including severe weather, droughts, floods, avalanches and earthquakes as well as security threats and the governmental response to them, and technological changes.

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this MD&A. These more specific factors are identified and discussed in Item 1A. Risk Factors. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar positively (or negatively) impacts Freight revenues by approximately $29 million and negatively (or positively) impacts Operating expenses by approximately $13 million. FX translation on the Company’s U.S. dollar-denominated long-term debt is excluded from these sensitivities. To manage this exposure to fluctuations in exchange rates between Canadian and U.S. dollars, CP may sell or purchase U.S. dollar forwards at fixed rates in future periods. In addition, changes in the exchange rate between the Canadian dollar and other currencies (including the U.S. dollar) make the goods transported by the Company more or less competitive in the world marketplace and may in turn positively or negatively affect revenues.

Interest Rate Risk

In order to meet the Company’s capital structure requirements, CP may enter into long-term debt agreements. These debt agreements expose CP to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, CP may enter into forward rate agreements such as treasury rate locks or bond forwards that lock in rates for a future date, thereby protecting against interest rate increases. CP may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

Information concerning market risk is set forth under Item 8. Financial Statements and Supplementary Data, Note 17 Accounts payable and accrued liabilities and Note 19 Debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	59

Consolidated Statements of Income
For the Year Ended December 31, 2015, 2014, and 2013	60

Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2015, 2014, and 2013	61

Consolidated Balance Sheets
At December 31, 2015, and 2014	62

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2015, 2014, and 2013	63

Consolidated Statements of Changes in Shareholders' Equity
For the Year Ended December 31, 2015, 2014, and 2013	64

Notes to Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Canadian Pacific Railway Limited:

We have audited the accompanying consolidated balance sheets of Canadian Pacific Railway Limited and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Canadian Pacific Railway Limited and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants
February 29, 2016
Calgary, Canada

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions of Canadian dollars except per share data)	2015	2014	2013
Revenues
Freight	$6,552	$6,464	$5,982
Non-freight	160	156	151
Total revenues	6,712	6,620	6,133
Operating expenses
Compensation and benefits	1,371	1,348	1,378
Fuel	708	1,048	1,004
Materials	184	193	160
Equipment rents	174	155	173
Depreciation and amortization	595	552	565
Purchased services and other (Note 11)	1,060	985	998
Asset impairment (Note 3)	—	—	435
Gain on sale of Delaware & Hudson South (Note 12)	(68)	—	—
Total operating expenses	4,024	4,281	4,713
Operating income	2,688	2,339	1,420
Less:
Other income and charges (Note 4)	335	19	17
Net interest expense (Note 5)	394	282	278
Income before income tax expense	1,959	2,038	1,125
Income tax expense (Note 6)	607	562	250
Net income	$1,352	$1,476	$875
Earnings per share (Note 7)
Basic earnings per share	$8.47	$8.54	$5.00
Diluted earnings per share	$8.40	$8.46	$4.96
Weighted-average number of shares (millions) (Note 7)
Basic	159.7	172.8	174.9
Diluted	161.0	174.4	176.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (in millions of Canadian dollars)	2015	2014	2013
Net income	$1,352	$1,476	$875
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(86)	(32)	3
Change in derivatives designated as cash flow hedges	(69)	(49)	(1)
Change in pension and post-retirement defined benefit plans	1,059	(941)	1,681
Other comprehensive income (loss) before income taxes (Note 8)	904	(1,022)	1,683
Income tax (expense) recovery on above items (Note 8)	(162)	306	(418)
Other comprehensive income (loss) (Note 8)	742	(716)	1,265
Comprehensive income	$2,094	$760	$2,140
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

As at December 31 (in millions of Canadian dollars except Common Shares)	2015	2014
Assets
Current assets
Cash and cash equivalents	$650	$226
Accounts receivable, net (Note 10)	645	702
Materials and supplies	188	177
Other current assets	54	116
	1,537	1,221
Investments (Note 13)	152	112
Properties (Note 14)	16,273	14,438
Assets held for sale (Note 12)	—	182
Goodwill and intangible assets (Note 15)	211	176
Pension asset (Note 24)	1,401	304
Other assets (Note 16)	63	117
Total assets	$19,637	$16,550
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities (Note 17)	$1,417	$1,277
Long-term debt maturing within one year (Note 19)	30	134
	1,447	1,411
Pension and other benefit liabilities (Note 24)	758	755
Other long-term liabilities (Note 21)	318	432
Long-term debt (Note 19)	8,927	5,625
Deferred income taxes (Note 6)	3,391	2,717
Total liabilities	14,841	10,940
Shareholders’ equity
Share capital (Note 23)	2,058	2,185
Authorized unlimited Common Shares without par value. Issued and outstanding are 153.0 million and 166.1 million at December 31, 2015 and 2014, respectively.
Authorized unlimited number of first and second preferred shares; none outstanding.
Additional paid-in capital	43	36
Accumulated other comprehensive loss (Note 8)	(1,477)	(2,219)
Retained earnings	4,172	5,608
	4,796	5,610
Total liabilities and shareholders’ equity	$19,637	$16,550
Commitments and contingencies (Note 27).
Certain figures have been reclassified due to retrospective adoption of change in accounting policy (Note 2).
See Notes to Consolidated Financial Statements.

Approved on behalf of the Board:
	/s/ Andrew F. Reardon	/s/ Isabelle Courville
	Andrew F. Reardon, Director,	Isabelle Courville, Director,
	Chair of the Board	Chair of the Audit Committee

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions of Canadian dollars)	2015	2014	2013
Operating activities
Net income	$1,352	$1,476	$875
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	595	552	565
Deferred income taxes (Note 6)	234	354	212
Pension funding in excess of expense (Note 24)	(49)	(132)	(55)
Asset impairment (Note 3)	—	—	435
Other operating activities, net	52	(3)	(80)
Change in non-cash working capital balances related to operations (Note 9)	275	(124)	(2)
Cash provided by operating activities	2,459	2,123	1,950
Investing activities
Additions to properties (Note 14)	(1,522)	(1,449)	(1,236)
Proceeds from the sale of west end of Dakota, Minnesota and Eastern Railroad (Note 3)	—	236	—
Proceeds from the sale of Delaware & Hudson South (Note 12)	281	—	—
Proceeds from sale of properties and other assets (Note 11)	114	52	73
Change in restricted cash and cash equivalents used to collateralize letters of credit (Note 19)	—	411	(411)
Other	4	—	(23)
Cash used in investing activities	(1,123)	(750)	(1,597)
Financing activities
Dividends paid	(226)	(244)	(244)
Issuance of CP Common Shares (Note 23)	43	62	83
Purchase of CP Common Shares (Note 23)	(2,787)	(2,050)	—
Issuance of long-term debt, excluding commercial paper (Note 19)	3,411	—	—
Repayment of long-term debt, excluding commercial paper (Note 19)	(505)	(183)	(56)
Net (repayment) issuance of commercial paper (Note 19)	(893)	771	—
Settlement of foreign exchange forward on long-term debt (Note 20)	—	17	—
Other	—	(3)	(3)
Cash used in financing activities	(957)	(1,630)	(220)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	45	7	10
Cash position
Increase (decrease) in cash and cash equivalents	424	(250)	143
Cash and cash equivalents at beginning of year	226	476	333
Cash and cash equivalents at end of year	$650	$226	$476
Supplemental disclosures of cash flow information:
Income taxes paid	$176	$226	$31
Interest paid	$336	$309	$295
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions of Canadian dollars except per share data)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2012	$2,127	$41	$(2,768)	$5,697	$5,097
Net income	—	—	—	875	875
Other comprehensive income (Note 8)	—	—	1,265	—	1,265
Dividends declared ($1.4000 per share)	—	—	—	(246)	(246)
Effect of stock-based compensation expense	—	17	—	—	17
Shares issued under stock option plan (Note 23)	113	(24)	—	—	89
Balance at December 31, 2013	2,240	34	(1,503)	6,326	7,097
Net income	—	—	—	1,476	1,476
Other comprehensive loss (Note 8)	—	—	(716)	—	(716)
Dividends declared ($1.4000 per share)	—	—	—	(241)	(241)
Effect of stock-based compensation expense	—	19	—	—	19
CP Common Shares repurchased (Note 23)	(136)	—	—	(1,953)	(2,089)
Shares issued under stock option plan (Note 23)	81	(17)	—	—	64
Balance at December 31, 2014	2,185	36	(2,219)	5,608	5,610
Net income	—	—	—	1,352	1,352
Other comprehensive income (Note 8)	—	—	742	—	742
Dividends declared ($1.4000 per share)	—	—	—	(221)	(221)
Effect of stock-based compensation expense	—	17	—	—	17
CP Common Shares repurchased (Note 23)	(181)	—	—	(2,567)	(2,748)
Shares issued under stock option plan (Note 23)	54	(10)	—	—	44
Balance at December 31, 2015	$2,058	$43	$(1,477)	$4,172	$4,796
See Notes to Consolidated Financial Statements.

CANADIAN PACIFIC RAILWAY LIMITED
Notes to Consolidated Financial Statements
December 31, 2015

Canadian Pacific Railway Limited (“CPRL”), through its subsidiaries (collectively referred to as “CP” or “the Company”), operates a transcontinental railway in Canada and the United States. CP provides rail and intermodal transportation services over a network of approximately 12,500 miles, serving the principal business centres of Canada from Montreal, Quebec, to Vancouver, British Columbia, and the U.S. Northeast and Midwest regions. CP’s railway network feeds directly into the U.S. heartland from the East and West coasts. Agreements with other carriers extend the Company’s market reach east of Montreal in Canada, throughout the U.S. and into Mexico. CP transports bulk commodities, merchandise freight and intermodal traffic. Bulk commodities include grain, coal, fertilizers and sulphur. Merchandise freight consists of finished vehicles and automotive parts, as well as forest and industrial and consumer products. Intermodal traffic consists largely of retail goods in overseas containers that can be transported by train, ship and truck, and in domestic containers and trailers that can be moved by train and truck.

1    Summary of significant accounting policies

Accounting principles generally accepted in the United States of America (“GAAP”)

These consolidated financial statements are expressed in Canadian dollars and have been prepared in accordance with GAAP.

Principles of consolidation

These consolidated financial statements include the accounts of CP and all its subsidiaries. The Company’s investments in which it has significant influence are accounted for using the equity method. All intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates, including those related to environmental liabilities, pensions and other benefits, depreciable lives of properties, goodwill, deferred income tax assets and liabilities, as well as legal and personal injury liabilities based upon currently available information. Actual results could differ from these estimates.

Principal subsidiaries

The following list sets out CPRL’s principal railway operating subsidiaries, including the jurisdiction of incorporation. All of these subsidiaries are wholly owned, directly or indirectly, by CPRL as at December 31, 2015.

Principal subsidiary	Incorporated under the laws of
Canadian Pacific Railway Company	Canada
Soo Line Railroad Company (“Soo Line”)	Minnesota
Delaware and Hudson Railway Company, Inc. (“D&H”)	Delaware
Dakota, Minnesota & Eastern Railroad Corporation (“DM&E”)	Delaware
Mount Stephen Properties Inc. (“MSP”)	Canada

Revenue recognition

Railway freight revenues are recognized based on the percentage of completed service method. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Volume rebates to customers are accrued as a reduction of freight revenues based on estimated volume and contract terms as freight service is provided. Other revenues, including passenger revenue, revenue from leasing certain assets, switching fees, and revenue from logistics services, are recognized as service is performed or contractual obligations are met. Revenues are presented net of taxes collected from customers and remitted to government authorities.

Cash and cash equivalents

Cash and cash equivalents include highly liquid short-term investments that are readily convertible to cash with original maturities of three months or less, but exclude cash and cash equivalents subject to restrictions.

Restricted cash and cash equivalents

Cash and cash equivalents that are restricted as to withdrawal or usage, in accordance with specific agreements, are presented as restricted cash and cash equivalents on the balance sheets when applicable.

Foreign currency translation

Assets and liabilities denominated in foreign currencies, other than those held through foreign subsidiaries, are translated into Canadian dollars at the year-end exchange rate for monetary items and at the historical exchange rates for non-monetary items. Foreign currency revenues and expenses are translated at the exchange rates in effect on the dates of the related transactions. Foreign exchange ("FX") gains and losses, other than those arising from the translation of the Company’s net investment in foreign subsidiaries, are included in income.

The accounts of the Company’s foreign subsidiaries are translated into Canadian dollars using the year-end exchange rate for assets and liabilities and the average exchange rates during the year for revenues, expenses, gains and losses. FX gains and losses arising from the translation of these foreign subsidiaries’ accounts are included in “Other comprehensive income (loss)”. A portion of U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. As a result, unrealized FX gains and losses on U.S. dollar-denominated long-term debt, designated as a hedge, are offset against FX gains and losses arising from the translation of foreign subsidiaries’ accounts in “Other comprehensive income (loss)”.

Pensions and other benefits

Pension costs are actuarially determined using the projected-benefit method pro-rated over the credited service periods of employees. This method incorporates management’s best estimates of expected plan investment performance, salary escalation and retirement ages of employees. The expected return on fund assets is calculated using market-related asset values developed from a five-year average of market values for the fund’s public equity securities and absolute return strategies (with each prior year’s market value adjusted to the current date for assumed investment income during the intervening period) plus the market value of the fund’s fixed income, real estate and infrastructure securities, subject to the market-related asset value not being greater than 120% of the market value nor being less than 80% of the market value. The discount rate used to determine the projected benefit obligation is based on blended market interest rates on high-quality corporate debt instruments with matching cash flows. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of plan assets are amortized over the expected average remaining service period of active employees expected to receive benefits under the plan (approximately 10 years). Prior service costs arising from collectively bargained amendments to pension plan benefit provisions are amortized over the term of the applicable union agreement. Prior service costs arising from all other sources are amortized over the expected average remaining service period of active employees who are expected to receive benefits under the plan at the date of amendment.

Costs for post-retirement and post-employment benefits other than pensions, including post-retirement health care and life insurance and some workers’ compensation and long-term disability benefits in Canada, are actuarially determined on a basis similar to pension costs.

The over or under funded status of defined benefit pension and other post-retirement benefit plans are measured as the difference between the fair value of the plan assets and the benefit obligation, and are recognized on the balance sheets. In addition, any unrecognized actuarial gains and losses and prior service costs and credits that arise during the period are recognized as a component of “Other comprehensive income (loss)”, net of tax.

Gains and losses on post-employment benefits that do not vest or accumulate, including some workers’ compensation and long-term disability benefits in Canada, are included immediately in income as “Compensation and benefits”.

Materials and supplies

Materials and supplies are carried at the lower of average cost or market and consist primarily of fuel and parts used in the repair and maintenance of track structures, equipment, locomotives and freight cars.

Properties

Fixed asset additions and major renewals are recorded at cost, including direct costs, attributable indirect costs and carrying costs, less accumulated depreciation and any impairment. When there is a legal obligation associated with the retirement of property, a liability is initially recognized at its fair value and a corresponding asset retirement cost is added to the gross book value of the related asset and amortized to expense over the estimated term to retirement. The Company reviews the carrying amounts of its properties whenever changes in circumstances indicate that such carrying amounts may not be recoverable based on future undiscounted cash flows. When such properties are determined to be impaired, recorded asset values are revised to their fair value.

The Company recognizes expenditures as additions to properties or operating expenses based on whether the expenditures increase the output or service capacity, lower the associated operating costs or extend the useful life of the properties and whether the expenditures exceed minimum physical and financial thresholds.

Much of the additions to properties, both new and replacement properties, are self-constructed. These are initially recorded at cost, including direct costs and attributable indirect costs, overheads and carrying costs. Direct costs include, among other things, labour costs, purchased services, equipment costs and material costs. Attributable indirect costs and overheads include incremental long-term variable costs resulting from the execution of capital projects. Indirect costs include largely local crew facilities, highway vehicles, work trains and area management costs. Overheads primarily include a portion of the cost of the Company’s engineering department, which plans, designs and administers these capital projects. These costs are allocated to projects by applying a measure consistent with the nature of the cost based on cost studies. For replacement properties, the project costs are allocated to dismantling and installation based on cost studies. Dismantling work is performed concurrently with the installation.

Ballast programs including undercutting, shoulder ballasting and renewal programs that form part of the annual track program are capitalized as this work, and the related added ballast material significantly improves drainage, which in turn extends the life of ties and other track materials. These costs are tracked separately from the underlying assets and depreciated over the period to the next estimated similar ballast program. Spot replacement of ballast is considered a repair which is expensed as incurred.

The costs of large refurbishments are capitalized and locomotive overhauls are expensed as incurred, except where overhauls represent a betterment of the locomotive in which case costs are capitalized.

The Company capitalizes development costs for major new computer systems.

The Company follows group depreciation which groups assets which are similar in nature and have similar economic lives. The property groups are depreciated on a straight-line basis reflecting their expected economic lives determined by studies of historical retirements of properties in the group and engineering estimates of changes in current operations and of technological advances. Actual use and retirement of assets may vary from current estimates, which would impact the amount of depreciation expense recognized in future periods. Rail and other track material in the U.S. are depreciated based directly on usage.

When depreciable property is retired or otherwise disposed of in the normal course of business, the book value, less net salvage proceeds, is charged to accumulated depreciation and if different than the assumptions under the depreciation study could potentially result in adjusted depreciation expense over a period of years. However, when removal costs exceed the salvage value on assets and the Company has no legal obligation to remove the assets, the removal costs incurred are charged to income in the period in which the assets are removed and are not charged to accumulated depreciation.

For the sale or retirement of larger groups of depreciable assets that are unusual and were not considered in depreciation studies, CP records a gain or loss for the difference between net proceeds and net book value of the assets sold or retired.

Equipment under capital lease is included in Properties and depreciated over the period of expected use.

Assets held for sale

Assets to be disposed that meet the held for sale criteria are reported at the lower of their carrying amount and fair value, less costs to sell, and are no longer depreciated.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets upon acquisition of a business. Goodwill is assigned to the reporting units that are expected to benefit from the business acquisition which, after integration of operations with the railway network, may be different than the acquired business.

The carrying value of goodwill, which is not amortized, is assessed for impairment annually in the fourth quarter of each year, or more frequently as economic events dictate. The fair value of the reporting unit is compared to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value goodwill is potentially impaired. The impairment charge that would be recognized is the excess of the carrying value of the goodwill over the fair value of the goodwill, determined in the same manner as in a business combination.

Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the respective assets. Favourable leases, customer relationships and interline contracts have amortization periods ranging from 15 to 20 years. When there is a change in the estimated useful life of an intangible asset with a finite life, amortization is adjusted prospectively.

Financial instruments

Financial instruments are contracts that give rise to a financial asset of one party and a financial liability or equity instrument of another party.

Financial instruments are recognized initially at fair value, which is the amount of consideration that would be agreed upon in an arm’s-length transaction between willing parties.

Subsequent measurement depends on how the financial instruments have been classified. Accounts receivable and investments, classified as loans and receivables, are measured at amortized cost, using the effective interest method. Certain equity investments, classified as available for sale, are recognized at cost as fair value cannot be reliably established. Cash and cash equivalents are classified as held for trading and are measured at fair value. Accounts payable, accrued liabilities, short-term borrowings, dividends payable, other long-term liabilities and long-term debt, classified as other liabilities, are also measured at amortized cost.

Derivative financial instruments

Derivative financial and commodity instruments may be used from time to time by the Company to manage its exposure to risks relating to foreign currency exchange rates, stock-based compensation, interest rates and fuel prices. When CP utilizes derivative instruments in hedging relationships, CP identifies, designates and documents those hedging transactions and regularly tests the transactions to demonstrate effectiveness in order to continue hedge accounting.

All derivative instruments are classified as held for trading and recorded at fair value. Any change in the fair value of derivatives not designated as hedges is recognized in the period in which the change occurs in the Consolidated Statements of Income in the line item to which the derivative instrument is related. On the Consolidated Balance Sheets they are classified in “Other assets”, “Other long-term liabilities”, “Other current assets” or “Accounts payable and accrued liabilities” as applicable. Gains and losses arising from derivative instruments may affect the following lines on the Consolidated Statements of Income: “Revenues”, “Compensation and benefits”, “Fuel”, “Other income and charges”, and “Net interest expense”.

For fair value hedges, the periodic changes in values are recognized in income, on the same line as the changes in values of the hedged items are also recorded. For a cash flow hedge, the change in value of the effective portion is recognized in “Other comprehensive income (loss)”. Any ineffectiveness within an effective cash flow hedge is recognized in income as it arises in the same income account as the hedged item. Should a cash flow hedging relationship become ineffective, previously unrealized gains and losses remain within “Accumulated other comprehensive loss” until the hedged item is settled and, prospectively, future changes in value of the derivative are recognized in income. The change in value of the effective portion of a cash flow hedge remains in “Accumulated other comprehensive loss” until the related hedged item settles, at which time amounts recognized in “Accumulated other comprehensive loss” are reclassified to the same income or balance sheet account that records the hedged item.

In the Consolidated Statements of Cash Flows, cash flows relating to derivative instruments designated as hedges are included in the same line as the related hedged items.

The Company may from time to time enter into FX forward contracts to hedge anticipated sales in U.S. dollars, the related accounts receivable and future capital acquisitions. FX translation gains and losses on foreign currency-denominated derivative financial instruments used to hedge anticipated U.S. dollar-denominated sales are recognized as an adjustment of the revenues when the sale is recorded. Those used to hedge future capital acquisitions are recognized as an adjustment of the property amount when the acquisition is recorded.

The Company may from time to time enter into FX forward contracts as part of its short-term cash management strategy. These contracts would not be designated as hedges due to their short-term nature and are carried on the Consolidated Balance Sheets at fair value. Changes in fair value are recognized in income in the period in which the changes occur.

The Company may from time to time enter into interest rate swaps to manage the risk related to interest rate fluctuations. These swap agreements require the periodic exchange of payments without the exchange of the principal amount on which the payments are based. Interest expense on the debt is adjusted to include the payments owing or receivable under the interest rate swaps. These agreements are usually accounted for as cash flow hedges with gains and losses recorded in “Accumulated other comprehensive loss” and amortized to “Net interest expense” in the period that interest on the related debt is charged.

The Company may from time to time enter into forward rate agreements to fix interest rates for anticipated issuances of debt. These agreements are usually accounted for as cash flow hedges with gains and losses recorded in “Accumulated other comprehensive loss” and amortized to “Net interest expense” in the period that interest on the related debt is charged.

Restructuring accrual

Restructuring liabilities are recorded at their present value. The discount related to liabilities is amortized to “Compensation and benefits” over the payment period. Provisions for labour restructuring are recorded in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”.

Environmental remediation

Environmental remediation accruals, recorded on an undiscounted basis unless a reliably determinable estimate as to amount and timing of costs can be established, cover site-specific remediation programs. The accruals are recorded when the costs to remediate are probable and reasonably estimable. Certain future costs to monitor sites are discounted at a risk free-rate. Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”.

Income taxes

The Company follows the liability method of accounting for income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income in the period during which the change occurs.

When appropriate, the Company records a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, CP considers whether it is more likely than not that all or some portion of CP’s deferred tax assets will not be realized, based on management’s judgment using available evidence about future events.

At times, tax benefit claims may be challenged by a tax authority. Tax benefits are recognized only for tax positions that are more likely than not sustainable upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in CP’s tax returns that do not meet these recognition and measurement standards.

Investment and other similar tax credits are deferred on the Consolidated Balance Sheets and amortized to “Income tax expense” as the related asset is recognized in income.

Earnings per share

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated using the treasury stock method for determining the dilutive effect of options.

Stock-based compensation

CP follows the fair value based approach to account for stock options. Compensation expense and an increase in “Additional paid-in capital” are recognized for stock options over their vesting period, or over the period from the grant date to the date employees become eligible to retire when this is shorter than the vesting period, based on their estimated fair values on the grant date, as determined using the Black-Scholes option-pricing model.

Any consideration paid by employees on exercise of stock options is credited to “Share capital” when the option is exercised and the recorded fair value of the option is removed from “Additional paid-in capital“ and credited to “Share capital”.

Compensation expense is also recognized for deferred share units (“DSUs”), performance share units (“PSUs”) and restricted share units (“RSUs”) using the fair value method. Compensation expense is recognized over the vesting period, or for PSUs and DSUs only, over the period from the grant date to the date employees become eligible to retire when this is shorter than the vesting period. Forfeitures of DSUs, PSUs and RSUs are estimated at issuance and subsequently at the balance sheet date.

The employee share purchase plan (“ESPP”) gives rise to compensation expense that is recognized using the issue price by amortizing the cost over the vesting period or over the period from the grant date to the date employees become eligible to retire when this is shorter than the vesting period.

2    Accounting changes

Implemented in 2015

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) under FASB Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurement. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and certain disclosures related to those investments. This ASU was effective retrospectively for public entities for fiscal years, and interim periods within those years, beginning on or after December 15, 2015. Early adoption of this ASU is permitted. The Company adopted the provisions of this ASU during the fourth quarter of 2015. As a result of the adoption of ASU 2015-07, $2,426 million and $2,069 million as of December 31, 2015 and 2014, respectively, of net asset value investments in the defined benefit pension plan assets are no longer included in Level 2 and Level 3 within the fair value hierarchy in Note 24.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, an amendment to FASB ASC Topic 740 Income Taxes. The amendments remove the requirement to separate deferred income tax liabilities and assets into current and non-current amounts in the balance sheet. The recognition and measurement guidance for deferred tax assets and liabilities are not affected by the amendments. This ASU can be applied prospectively or retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company retrospectively adopted the provisions of this ASU during the fourth quarter of 2015.

As a result of the adoption of ASU 2015-17, the comparative period has been adjusted for the retrospective change in accounting principle with a reclassification of $56 million of current "Deferred income tax assets" against long-term "Deferred income tax liabilities" as at December 31, 2014. The Company is able to net these amounts as deferred tax liabilities exceed deferred tax assets in all tax jurisdictions. There was no impact on the Consolidated Statements of Income as a result of the adoption of the provisions of this ASU during the year ended December 31, 2015 and comparative periods.

Future changes

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis under FASB ASC Topic 810 Consolidation. The amendments require reporting entities to evaluate whether they should consolidate certain legal entities under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact on the consolidated financial statements from the adoption of this ASU.

Simplifying the Subsequent Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory under FASB ASC Topic 330 Inventory. The amendments require reporting entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using the first-in, first-out or average cost basis. This ASU will be effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2016, and will be applied prospectively. The Company has not, at this time, ascertained the full impact on the consolidated financial statements from the adoption of the guidance in this ASU but does not expect the impact to be material.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a new FASB ASC Topic 606 Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. This new standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires enhanced disclosures about revenue to help users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date under FASB ASC Topic 606. The amendments defer the effective date of the guidance in ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the ASU. The Company is currently evaluating the impact on the consolidated financial statements from the adoption of this ASU.

3    Asset impairment

Dakota, Minnesota & Eastern Railroad – West

On January 2, 2014, the Company executed an agreement with Genesee & Wyoming Inc. (“G&W”) for the sale of a portion of CP’s DM&E line between Tracy, Minnesota; Rapid City, South Dakota; Colony, Wyoming; and Crawford, Nebraska to connecting branch lines (“DM&E West”). The sale was subject to regulatory approval by the U.S. Surface Transportation Board (“STB”).

At December 31, 2013, the estimated fair value less estimated direct selling costs of DM&E West was $222 million. As a result, the Company recorded an asset impairment charge and accruals for future costs associated with the sale totalling $435 million ($257 million after-tax) in 2013. The components of the asset impairment charge and charge for the accruals that were recorded against income as “Asset impairments” are as follows:

(in millions of Canadian dollars)	2013
Property, plant and equipment	$426
Intangible assets	2
Goodwill (Note 15)	6
Total asset impairment charge	434
Accruals for future costs	1
Total charge	$435

On May 30, 2014, the Company completed the sale of DM&E West to G&W for net proceeds of U.S. $218 million ($236 million).

4    Other income and charges

(in millions of Canadian dollars)	2015	2014	2013
Foreign exchange loss on long-term debt	$297	$11	$2
Other foreign exchange (gains) losses	(24)	—	2
Early redemption premium on notes (Note 19)	47	—	—
Other	15	8	13
Total other income and charges	$335	$19	$17

5    Net interest expense

(in millions of Canadian dollars)	2015	2014	2013
Interest cost	$409	$301	$296
Interest capitalized to Properties	(14)	(15)	(13)
Interest expense	395	286	283
Interest income	(1)	(4)	(5)
Net interest expense	$394	$282	$278

Interest expense includes interest on capital leases of $11 million for the year ended December 31, 2015 (2014 – $12 million; 2013 – $19 million).

6    Income taxes

The following is a summary of the major components of the Company’s income tax expense:

(in millions of Canadian dollars)	2015	2014	2013
Current income tax expense	$373	$208	$38
Deferred income tax expense
Origination and reversal of temporary differences	105	317	183
Effect of tax rate increases	23	—	7
Effect of hedge of net investment in foreign subsidiaries	100	42	29
Other	6	(5)	(7)
Total deferred income tax expense	234	354	212
Total income taxes	$607	$562	$250
Income before income tax expense
Canada	$1,099	$1,269	$1,019
Foreign	860	769	106
Total income before income tax expense	$1,959	$2,038	$1,125
Income tax expense
Current
Canada	$173	$50	$4
Foreign	200	158	34
Total current income tax expense	373	208	38
Deferred
Canada	163	292	256
Foreign	71	62	(44)
Total deferred income tax expense	234	354	212
Total income taxes	$607	$562	$250

The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carry forwards. The items comprising the deferred income tax assets and liabilities are as follows:

(in millions of Canadian dollars)	2015	2014
Deferred income tax assets
Restructuring liability	$3	$7
Amount related to tax losses carried forward	16	28
Liabilities carrying value in excess of tax basis	89	214
Future environmental remediation costs	33	32
Tax credits carried forward including minimum tax	—	20
Other	69	69
Total deferred income tax assets	210	370
Deferred income tax liabilities
Properties carrying value in excess of tax basis	3,553	3,052
Other	48	35
Total deferred income tax liabilities	3,601	3,087
Total net deferred income tax liabilities	$3,391	$2,717

The Company’s consolidated effective income tax rate differs from the expected Canadian statutory tax rates. Expected income tax expense at statutory rates is reconciled to income tax expense as follows:

(in millions of Canadian dollars, except percentage)	2015	2014	2013
Statutory federal and provincial income tax rate (Canada)	26.47%	26.31%	26.32%
Expected income tax expense at Canadian enacted statutory tax rates	$519	$536	$296
Increase (decrease) in taxes resulting from:
(Gains) / losses not subject to tax	28	(5)	(6)
Canadian tax rate differentials	1	(1)	(1)
Foreign tax rate differentials	39	36	(36)
Effect of tax rate increases	23	—	7
Other	(3)	(4)	(10)
Income tax expense	$607	$562	$250

The Company has no unrecognized tax benefits from capital losses at December 31, 2015 and 2014.

The Company has not provided a deferred liability for the income taxes, if any, which might become payable on any temporary difference associated with its foreign investments because the Company intends to indefinitely reinvest in its foreign investments and has no intention to realize this difference by a sale of its interest in foreign investments.

During the second quarter of 2015, legislation was enacted to increase the province of Alberta's corporate income tax rate. As a result, the Company recalculated its deferred income taxes as at January 1, 2015 based on this change and recorded an income tax expense of $23 million in the second quarter of 2015.

During the third quarter of 2013, legislation was enacted to increase the province of British Columbia’s corporate income tax rate. As a result, the Company recalculated its deferred income taxes as at January 1, 2013 based on this change and recorded an income tax expense of $7 million in the third quarter of 2013.

At December 31, 2015, the Company had income tax operating losses carried forward of $35 million, which have been recognized as a deferred tax asset. Certain of these losses carried forward will begin to expire in 2029, with the majority expiring between 2029 and 2035. The Company also has minimum tax credits of approximately $1 million that are carried forward indefinitely without expiration. The company did not have any investment tax credits carried forward.

It is more likely than not that the Company will realize the majority of its deferred income tax assets from the generation of future taxable income, as the payments for provisions, reserves and accruals are made and losses and tax credits carried forward are utilized.

The following table provides a reconciliation of uncertain tax positions in relation to unrecognized tax benefits for Canada and the United States for the year ended December 31, 2015:

(in millions of Canadian dollars)	2015	2014	2013
Unrecognized tax benefits at January 1	$17	$16	$19
Increase in unrecognized:
Tax benefits related to the current year	4	2	4
Dispositions:
Gross uncertain tax benefits related to prior years	(6)	(1)	(7)
Unrecognized tax benefits at December 31	$15	$17	$16

If these uncertain tax positions were recognized, all of the amount of unrecognized tax positions as at December 31, 2015 would impact the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Income. The total amount of accrued interest and penalties in 2015 was $4 million (2014 – $1 million; 2013 – credit of $1 million). The total amount of accrued interest and penalties associated with the unrecognized tax benefit at December 31, 2015 was $9 million (2014 – $5 million; 2013 – $4 million).

The Company and its subsidiaries are subject to either Canadian federal and provincial income tax, U.S. federal, state and local income tax, or the relevant income tax in other international jurisdictions. The Company has substantially concluded all Canadian federal and provincial income tax matters for the years through 2012. The federal and provincial income tax returns filed for 2013 and subsequent years remain subject to examination by the Canadian taxation authorities. The Internal Revenue Service ("IRS") of the United States has completed their examinations and issued notices of deficiency for the tax years 2012 through 2013. The Company disagrees with many of their proposed adjustments, and is at the IRS Appeals for those years. The income tax returns for 2014 and subsequent years continue to remain subject to examination by the IRS. Additionally, various U.S. state tax authorities are examining the Company's state income tax returns for years 2011 through 2014. The Company believes that it has recorded sufficient income tax reserves at December 31, 2015 with respect to these income tax examinations.

The Company does not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next twelve months as at December 31, 2015.

7     Earnings per share

Basic earnings per share have been calculated using net income for the year divided by the weighted average number of shares outstanding during the year.

Diluted earnings per share have been calculated using the treasury stock method which assumes that any proceeds received from the exercise of in-the-money options would be used to purchase Common Shares at the average market price for the period. For purposes of this calculation, at December 31, 2015, there were 2.5 million dilutive options outstanding (2014 – 3.1 million; 2013 – 3.2 million).

The number of shares used and the earnings per share calculations are reconciled as follows:

(in millions of Canadian dollars except per share data)	2015	2014	2013
Net income	$1,352	$1,476	$875
Weighted average basic shares outstanding	159.7	172.8	174.9
Dilutive effect of weighted average number of stock options	1.3	1.6	1.6
Weighted average diluted shares outstanding	161.0	174.4	176.5
Earnings per share - basic	$8.47	$8.54	$5.00
Earnings per share - diluted	$8.40	$8.46	$4.96

In 2015, the number of options excluded from the computation of diluted earnings per share because their effect was not dilutive was 0.2 million (2014 – 0.1 million; 2013 – nil).

8     Other comprehensive income (loss) and accumulated other comprehensive loss

The components of “Accumulated other comprehensive loss”, net of tax, are as follows:

(in millions of Canadian dollars)	2015	2014
Unrealized foreign exchange gain on translation of the net investment in U.S. subsidiaries	$870	$199
Unrealized foreign exchange loss on translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries	(741)	(84)
Deferred losses on settled hedge instruments	(11)	(16)
Unrealized effective losses on cash flow hedges	(89)	(34)
Amounts for defined benefit pension and other post-retirement plans not recognized in income	(1,504)	(2,282)
Equity accounted investments	(2)	(2)
Accumulated other comprehensive loss	$(1,477)	$(2,219)

Components of Other comprehensive income (loss) and the related tax effects are as follows:

(in millions of Canadian dollars)	Before tax amount	Income tax recovery (expense)	Net of tax amount
For the year ended December 31, 2015
Unrealized foreign exchange gain (loss) on:
Translation of the net investment in U.S. subsidiaries	$671	$—	$671
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 20)	(757)	100	(657)
Change in derivatives designated as cash flow hedges:
Realized loss on cash flow hedges recognized in income	7	(2)	5
Unrealized loss on cash flow hedges	(76)	21	(55)
Change in pension and other benefits actuarial gains and losses	1,058	(281)	777
Change in prior service pension and other benefit costs	1	—	1
Other comprehensive income	$904	$(162)	$742
For the year ended December 31, 2014
Unrealized foreign exchange gain (loss) on:
Translation of the net investment in U.S. subsidiaries	$287	$—	$287
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 20)	(319)	42	(277)
Change in derivatives designated as cash flow hedges:
Realized gain on cash flow hedges recognized in income	(3)	—	(3)
Unrealized loss on cash flow hedges	(46)	12	(34)
Change in pension and other benefits actuarial gains and losses	(873)	234	(639)
Change in prior service pension and other benefit costs	(68)	18	(50)
Other comprehensive loss	$(1,022)	$306	$(716)
For the year ended December 31, 2013
Unrealized foreign exchange gain (loss) on:
Translation of the net investment in U.S. subsidiaries	$220	$—	$220
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 20)	(217)	28	(189)
Change in derivatives designated as cash flow hedges:
Realized gain on cash flow hedges recognized in income	(19)	—	(19)
Unrealized gain on cash flow hedges	18	—	18
Change in pension and other benefits actuarial gains and losses	1,603	(427)	1,176
Change in prior service pension and other benefit costs	78	(19)	59
Other comprehensive income	$1,683	$(418)	$1,265

Changes in accumulated other comprehensive loss by component:

(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, 2015	$115	$(52)	$(2,282)	$(2,219)
Other comprehensive income (loss) before reclassifications	14	(55)	585	544
Amounts reclassified from accumulated other comprehensive loss	—	5	193	198
Net current-period other comprehensive income (loss)	14	(50)	778	742
Closing balance, 2015	$129	$(102)	$(1,504)	$(1,477)
Opening balance, 2014	$105	$(15)	$(1,593)	$(1,503)
Other comprehensive income (loss) before reclassifications	10	(34)	(781)	(805)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	92	89
Net current-period other comprehensive income (loss)	10	(37)	(689)	(716)
Closing balance, 2014	$115	$(52)	$(2,282)	$(2,219)
(1) Amounts are presented net of tax.
Amounts in Pension and post-retirement defined benefit plans reclassified from Accumulated other comprehensive loss

	2015	2014
Amortization of prior service costs(1)	$(5)	$(68)
Recognition of net actuarial loss(1)	269	192
Total before income tax	$264	$124
Income tax recovery	(71)	(32)
Net of income tax	$193	$92
(1) Impacts Compensation and benefits on the Consolidated Statements of Income.
9     Change in non-cash working capital balances related to operations

(in millions of Canadian dollars)	2015	2014	2013
Source (use) of cash:
Accounts receivable, net	$80	$(112)	$(29)
Materials and supplies	15	7	(19)
Other current assets	55	(75)	5
Accounts payable and accrued liabilities	125	56	41
Change in non-cash working capital	$275	$(124)	$(2)

10     Accounts receivable, net

(in millions of Canadian dollars)	2015	2014
Freight	$491	$535
Non-freight	185	189
	676	724
Allowance for doubtful accounts	(31)	(22)
Total accounts receivable, net	$645	$702

The Company maintains an allowance for doubtful accounts based on expected collectability of accounts receivable. Credit losses are based on specific identification of uncollectable accounts, the application of historical percentages by aging category and an assessment of the current economic environment. At December 31, 2015, allowances of $31 million (2014 – $22 million) were recorded in “Accounts receivable, net”. During 2015, provisions of $7 million of accounts receivable (2014 – $2 million; 2013 – $3 million) were recorded within “Purchased services and other”.

11     Gain on settlement of legal proceedings related to the purchase and sale of a building

In 2013, CP provided an interest free loan pursuant to a court order to a corporation owned by a court appointed trustee (“the judicial trustee”) to facilitate the acquisition of a building. The building was held in trust during the legal proceedings with regard to CP’s entitlement to an exercised purchase option of the building (“purchase option”). As at December 31, 2014, the loan of $20 million and the purchase option with a carrying value of $8 million, were recorded as “Other assets” in the Company’s Consolidated Balance Sheets.

In the first quarter of 2015, CP reached a settlement with a third party that, following the sale of the building to an arm’s-length third party, resulted in resolution of legal proceedings. CP received $59 million for the sale of the building which included repayment of the aforementioned loan to the judicial trustee. A gain of $31 million ($27 million after tax) was recorded as a credit within “Purchased services and other”.

12     Gain on sale of Delaware & Hudson South

On November 17, 2014, the Company announced a proposed agreement with Norfolk Southern Corporation (“NS”) for the sale of approximately 283 miles of the Delaware and Hudson Railway Company, Inc.’s line between Sunbury, Pennsylvania, and Schenectady, New York ("D&H South").

During the first quarter of 2015, the Company finalized a sales agreement with NS for D&H South. The sale, which received approval by the STB on May 15, 2015, was completed on September 18, 2015 for proceeds of $281 million (U.S. $214 million), subject to finalizing post-closing adjustments between the Company and NS in the first quarter of 2016. The assets sold were previously classified as “Assets held for sale” on the Company’s Consolidated Balance Sheet at December 31, 2014. The Company recorded a gain on sale of $68 million ($42 million after tax) from the transaction during the third quarter of 2015.

13     Investments

(in millions of Canadian dollars)	2015	2014
Rail investments accounted for on an equity basis	$115	$82
Other investments	37	30
Total investments	$152	$112
14 Properties

(in millions of Canadian dollars except percentages)	2015	2015			2014
	Average annual depreciation rate	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway	2.6%	$16,303	$4,427	$11,876	$14,515	$4,126	$10,389
Buildings	3.2%	642	165	477	571	150	421
Rolling stock	2.3%	4,041	1,524	2,517	3,737	1,414	2,323
Information systems(1)	12.2%	599	291	308	631	297	334
Other	3.5%	1,640	545	1,095	1,489	518	971
Total		$23,225	$6,952	$16,273	$20,943	$6,505	$14,438
(1) During 2015, CP capitalized costs attributable to the design and development of internal-use software in the amount of $42 million (2014 – $69 million; 2013 – $85 million). Current year depreciation expense related to internal use software was $69 million (2014 – $70 million; 2013 – $84 million).

Capital leases included in properties

(in millions of Canadian dollars)	2015			2014
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Buildings	$1	$1	$—	$1	$1	$—
Rolling stock	311	96	215	311	87	224
Total assets held under capital lease	$312	$97	$215	$312	$88	$224

15     Goodwill and intangible assets

		Intangible assets
(in millions of Canadian dollars)	Goodwill	Cost	Accumulated amortization	Net carrying amount	Total goodwill and intangible assets
Balance at December 31, 2013	$150	$22	$(10)	$12	$162
Amortization	—	—	(1)	(1)	(1)
Foreign exchange impact	14	—	1	1	15
Balance at December 31, 2014	$164	$22	$(10)	$12	$176
Amortization	—	—	(1)	(1)	(1)
Foreign exchange impact	31	—	2	2	33
Additions	3	—	—	—	3
Balance at December 31, 2015	$198	$22	$(9)	$13	$211

As part of the acquisition of DM&E in 2007, CP recognized goodwill of U.S. $147 million on the allocation of the purchase price, determined as the excess of the purchase price over the fair value of the net assets acquired. Since the acquisition, the operations of DM&E have been integrated with CP’s U.S. operations and the related goodwill is allocated to CP’s U.S. reporting unit. Goodwill is tested for impairment at least once per year as at October 1st. The goodwill impairment test determines if the fair value of the reporting unit continues to exceed its net book value, or whether an impairment charge is required. The fair value of the reporting unit is affected by projections of its profitability including estimates of revenue growth, which are inherently uncertain.

Intangible assets of $13 million (2014 – $12 million), acquired in the acquisition of DM&E, include favourable leases, customer relationships and interline contracts.

The estimated amortization expense for intangible assets for 2016 to 2020 is insignificant each year.
16     Other assets

(in millions of Canadian dollars)	2015	2014
Long-term materials	$20	$30
Prepaid leases	9	9
Unamortized fees on credit facility	6	9
Contracted customer incentives	5	9
Long-term receivables	2	28
Other	21	32
Total other assets	$63	$117

Fees on credit facility and contracted customer incentives are amortized to income over the term of the related facility and over the term of the related revenue contract, respectively.

17     Accounts payable and accrued liabilities

(in millions of Canadian dollars)	2015	2014
Trade payables	$339	$407
Accrued charges	353	324
Income and other taxes payable	218	95
Accrued interest	147	75
Payroll-related accruals	88	72
Accrued vacation	69	66
Dividends payable	53	58
Personal injury and other claims provision	30	45
Purchase of CP Common Shares	—	39
Provision for environmental remediation (Note 21)	13	16
Stock-based compensation liabilities	48	14
Provision for restructuring (Note 18)	6	11
Other	53	55
Total accounts payable and accrued liabilities	$1,417	$1,277

18    Labour restructuring

At December 31, 2015, the provision for restructuring was $12 million (2014 – $24 million; 2013 – $50 million). The restructuring accrual was primarily for labour liabilities arising from restructuring plans, including those from prior year initiatives. Payments are expected to continue in diminishing amounts until 2025.

Set out below is a reconciliation of CP’s liabilities associated with its restructuring accrual:

(in millions of Canadian dollars)	2015	2014	2013
Opening balance, January 1	$24	$50	$89
Accrued	(2)	(7)	(8)
Payments	(11)	(21)	(33)
Amortization of discount(1)	1	2	2
Closing balance, December 31	$12	$24	$50
(1) Amortization of discount is charged to income as “Compensation and benefits”.

19     Debt

(in millions of Canadian dollars)		Maturity	Currency in which payable	2015	2014
6.500%	10-year Notes (A)	2018-05	U.S.$	$380	$319
6.250%	10-year Medium Term Notes (A)	2018-06	CDN$	374	374
7.250%	10-year Notes (A)	2019-05	U.S.$	484	405
9.450%	30-year Debentures (A)	2021-08	U.S.$	346	290
5.100%	10-year Medium Term Notes (A)	2022-01	CDN$	125	125
4.500%	10-year Notes (A)	2022-01	U.S.$	343	287
4.450%	12.5-year Notes (A)	2023-03	U.S.$	483	405
7.125%	30-year Debentures (A)	2031-10	U.S.$	484	406
5.750%	30-year Debentures (A)	2033-03	U.S.$	339	282
5.950%	30-year Notes (A)	2037-05	U.S.$	615	515
6.450%	30-year Notes (A)	2039-11	CDN$	400	400
5.750%	30-year Notes (A)	2042-01	U.S.$	340	284
2.900%	10-year Notes (A)	2025-02	U.S.$	968	—
3.700%	10.5-year Notes (A)	2026-02	U.S.$	345	—
4.800%	30-year Notes (A)	2045-08	U.S.$	759	—
4.800%	20-year Notes (A)	2035-09	U.S.$	413	—
6.125%	100-year Notes (A)	2115-09	U.S.$	1,246	—
Secured Equipment Loan (B)		2015-08	CDN$	—	62
5.41%	Senior Secured Notes (C)	2024-03	U.S.$	138	121
6.91%	Secured Equipment Notes (D)	2024-10	CDN$	145	156
5.57%	Senior Secured Notes (E)	2024-12	U.S.$	—	65
7.49%	Equipment Trust Certificates (F)	2021-01	U.S.$	64	96
3.88%	Senior Secured Notes Series A & B (G)	2026-10/2026-12	U.S.$	—	148
4.28%	Senior Secured Notes (H)	2027-03	U.S.$	—	77
Other long-term loans (nil% – 5.50%)		2016 - 2025	U.S.$ / CDN$	10	2
Obligations under capital leases
	(6.313% – 6.99%) (I)	2022 - 2026	U.S.$	172	147
	(12.77%) (I)	2031-01	CDN$	3	3
Commercial paper (J)			U.S.$	—	783
				8,976	5,752
Perpetual 4% Consolidated Debenture Stock (K)			U.S.$	42	35
Perpetual 4% Consolidated Debenture Stock (K)			G.B.£	7	6
				9,025	5,793
Less: Unamortized fees on long-term debt				68	34
				8,957	5,759
Less: Long-term debt maturing within one year				30	134
				$8,927	$5,625

At December 31, 2015, the gross amount of long-term debt denominated in U.S. dollars was U.S. $5,788 million (2014 – U.S. $4,047 million).

Annual maturities and principal repayments requirements, excluding those pertaining to capital leases, for each of the five years following 2015 are (in millions): 2016 – $26; 2017 – $29; 2018 – $778; 2019 – $508; 2020 – $68.

Fees on long-term debt are amortized to income over the term of the related debt.

A.   These debentures and notes pay interest semi-annually and are unsecured, but carry a negative pledge.

During the first quarter of 2015, the Company issued U.S. $700 million 2.900% 10-year Notes due February 1, 2025 for net proceeds of U.S. $694 million ($873 million). In addition, the Company settled a notional U.S. $700 million of forward starting floating-to-fixed interest rate swap agreements (“forward starting swaps”) for a payment of U.S. $50 million ($63 million) cash (see Note 20). This payment was included in the same line item as the related hedged item on the Consolidated Statements of Cash Flows. Inclusive of the settlement of the forward starting swap, the annualized effective yield at issuance was 3.61%.

During the third quarter of 2015, the Company issued U.S. $550 million 4.800% 30-year Notes due August 1, 2045 and U.S. $250 million 3.700% 10.5-year notes due February 1, 2026 for a total of U.S. $800 million with net proceeds of U.S. $789 million ($1,032 million).

During the third quarter of 2015, the Company also issued U.S. $900 million 6.125% 100-year Notes due September 15, 2115 and U.S. $300 million 4.800% 20-year Notes due September 15, 2035 for a total of U.S. $1,200 million with net proceeds of U.S. $1,186 million ($1,569 million). At the time of the debt issuance the Company de-designated the hedging relationship for U.S. $700 million of the existing forward starting swaps. The Company did not cash settle these swaps and therefore recorded a non-cash loss of U.S. $36 million ($47 million) in “Accumulated other comprehensive loss” (see Note 20). Subsequently the Company re-designated these U.S. $700 million forward starting swaps as a hedging relationship to fix the benchmark rate on cash flows associated with a highly probable forecasted issuance of long-term notes.

B.   The Secured Equipment Loan was collateralized by specific locomotive units. The floating interest rate was calculated based on a six-month average Canadian Dollar Offered Rate (calculated based on an average of Bankers’ Acceptance rates) plus 53 basis points (2015 – 1.74%; 2014 – 1.89%; 2013 – 1.93%). The Company made blended payments of principal and interest semi-annually. Final repayment of the remaining principal balance of $53 million was completed in August 2015.

C.   The 5.41% Senior Secured Notes are collateralized by specific locomotive units with a carrying value of $130 million at December 31, 2015. The Company pays equal blended semi-annual payments of principal and interest. Final repayment of the remaining principal of U.S. $44 million is due in March 2024.

D.   The 6.91% Secured Equipment Notes are full recourse obligations of the Company collateralized by a first charge on specific locomotive units with a carrying value of $123 million at December 31, 2015. The Company pays equal blended semi-annual payments of principal and interest up to and including October 2024.

E.   During the third quarter of 2015, the 5.57% Senior Secured Notes were repaid in advance of their maturities for a total of U.S. $68 million ($91 million). The repayment was inclusive of the remaining principal of the notes, totalling U.S. $55 million ($74 million), an early redemption premium of U.S. $12 million ($16 million), and accrued interest of U.S. $1 million ($1 million). The early redemption premium and accrued interest are included in "Other income and charges" and "Net interest expense" on the Consolidated Statements of Income, respectively. The Company also expensed the unamortized financing fees of $1 million to "Other income and charges" upon payments of the notes.

F.   The 7.49% Equipment Trust Certificates are secured by specific locomotive units with a carrying value of $126 million at December 31, 2015. The Company makes semi-annual payments that vary in amount and are interest-only payments or blended principal and interest payments. Final repayment of the remaining principal of U.S. $11 million is due in January 2021.

G.   During the third quarter of 2015, the 3.88% Senior Secured Notes Series were repaid in advance of their maturities for a total of U.S. $141 million ($187 million). The repayment is inclusive of the remaining principal of the notes, totalling U.S. $126 million ($168 million), an early redemption premium of U.S. $13 million ($17 million), and accrued interest of U.S. $2 million ($2 million). The early redemption premium and accrued interest are included in "Other income and charges" and "Net interest expense" on the Consolidated Statements of Income, respectively. The Company also expensed the unamortized financing fees of $1 million to "Other income and charges" upon payments of the notes.

H.   During the third quarter of 2015, the 4.28% Senior Secured Notes were repaid in advance of their maturities for a total of U.S. $76 million ($101 million). The repayment was inclusive of the remaining principal of the notes, totalling U.S. $66 million ($87 million), an early redemption premium of U.S. $9 million ($12 million), and accrued interest of U.S. $1 million ($2 million). The early redemption premium and accrued interest are included in "Other income and charges" and "Net interest expense" on the Consolidated Statements of Income, respectively. The Company also expensed a negligible amount of unamortized financing fees to "Other income and charges" upon payments of the notes.

I. At December 31, 2015, capital lease obligations included in long-term debt were as follows:

(in millions of Canadian dollars)	Year	Capital leases
Minimum lease payments in:
	2016	$16
	2017	16
	2018	16
	2019	16
	2020	16
	Thereafter	174
Total minimum lease payments		254
Less: Imputed interest		(79)
Present value of minimum lease payments		175
Less: Current portion		(4)
Long-term portion of capital lease obligations		$171

During 2015, the Company had no additions to property, plant and equipment under capital lease obligations (2014 – $nil; 2013 – $nil).

The carrying value of the assets collateralizing the capital lease obligations was $215 million at December 31, 2015.

J.   During the fourth quarter of 2014, the Company established a commercial paper program which enabled it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1 billion in the form of unsecured promissory notes. The commercial paper program is backed by a U.S. $1 billion committed, revolving credit facility, which matures on September 23, 2017. During the third quarter of 2015, the Company repaid all of its commercial paper borrowings and had no remaining commercial paper borrowings as at December 31, 2015. As at December 31, 2014, the Company had total commercial paper borrowings of U.S. $675 million ($783 million) presented in "Long-term debt" on the Consolidated Balance Sheets as the Company had the intent and the ability to renew these borrowings on a long-term basis. The weighted-average interest rate on these borrowings as at December 31, 2014 was 0.44%.

The Company presents issuances and repayments of commercial paper in the Consolidated Statements of Cash Flows on a net basis, all of which have a maturity less than 90 days.

K.  The Consolidated Debenture Stock, authorized by an Act of Parliament of 1889, constitutes a first charge upon and over the whole of the undertaking, railways, works, rolling stock, plant, property and effects of the Company, with certain exceptions.

Credit facility

At September 26, 2014, the Company terminated its then existing revolving credit facility agreement dated as of November 29, 2013. On the same day, CP entered into a new revolving credit facility (the “facility”) agreement with 15 highly rated financial institutions for a commitment amount of U.S. $2 billion. The facility includes a U.S. $1 billion five-year portion and a U.S. $1 billion one-year plus one-year term-out portion. The facility can accommodate draws of cash and/or letters of credit at market competitive pricing. As at December 31, 2014, the facility was undrawn. The agreement required the Company not to exceed a maximum debt to total capitalization ratio. At December 31, 2014, the Company had satisfied this threshold stipulated in the financial covenant.

Effective June 15, 2015, the Company amended the facility agreement dated September 26, 2014, to more accurately reflect the expanded financial capacity of the Company. The amended credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio.

Effective September 17, 2015, the Company extended the maturity date by one year on its credit facility. The maturity date on the first U.S. $1 billion tranche was extended to September 23, 2017; the maturity date on the second U.S. $1 billion tranche was extended to September 26, 2020. As at December 31, 2015, the Company remains in compliance with all terms and conditions of the credit facility arrangements and satisfied the threshold stipulated in the amended financial covenant. At December 31, 2015, the facility was undrawn.

In October 2014, CP terminated its existing uncommitted demand bilateral letter of credit facility agreements and entered into bilateral letter of credit facility agreements with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit CP to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets.

At December 31, 2015, under its bilateral facilities the Company had letters of credit drawn of $375 million (December 31, 2014 - $412 million) from a total available amount of $600 million (December 31, 2014 - $600 million). Prior to these bilateral agreements, letters of credit were drawn under the Company’s revolving credit facility. At December 31, 2015, under the terms of the new bilateral letter of credit facilities, no cash and cash equivalents was recorded as “Restricted cash and cash equivalents” (December 31, 2014 – nil).

20    Financial instruments

A.  Fair values of financial instruments

The Company categorizes its financial assets and liabilities measured at fair value in line with the fair value hierarchy established by GAAP that prioritizes, with respect to reliability, the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets and liabilities and give the highest priority to these inputs. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and give lower priority to these inputs.

When possible, the estimated fair value is based on quoted market prices and, if not available, estimates from third-party brokers. For non-exchange traded derivatives classified in Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, FX and commodity) and volatility, depending on the type of derivative and nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt which has a fair value of approximately $9,750 million at December 31, 2015 (December 31, 2014 – $6,939 million) with a carrying value of $8,957 million (December 31, 2014 – $5,759 million). The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of interest and principal at estimated interest rates expected to be available to the Company at period end. All derivatives and long-term debt are classified as Level 2.

As at December 31, 2015, the Company did not have any deposits in the form of short-term investments with financial institutions (2014 – $nil).

B.  Financial risk management

Derivative financial instruments

Derivative financial instruments may be used to selectively reduce volatility associated with fluctuations in interest rates, FX rates, the price of fuel and stock-based compensation expense. Where derivatives are designated as hedging instruments, the relationship between the hedging instruments and their associated hedged items is documented, as well as the risk management objective and strategy for the use of the hedging instruments. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the Consolidated Balance Sheets, commitments or forecasted transactions. At the time a derivative contract is entered into and at least quarterly thereafter, an assessment is made whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged items. The derivative qualifies for hedge accounting treatment if it is effective in substantially mitigating the risk it was designed to address.

It is not the Company’s intent to use financial derivatives or commodity instruments for trading or speculative purposes.

Credit risk management

Credit risk refers to the possibility that a customer or counterparty will fail to fulfill its obligations under a contract and as a result create a financial loss for the Company.

The railway industry predominantly serves financially established customers and the Company has experienced limited financial losses with respect to credit risk. The credit worthiness of customers is assessed using credit scores supplied by a third party, and through direct monitoring of their financial well-being on a continual basis. The Company establishes guidelines for customer credit limits and should thresholds in these areas be reached, appropriate precautions are taken to improve collectability.

Counterparties to financial instruments expose the Company to credit losses in the event of non-performance. Counterparties for derivative and cash transactions are limited to high credit quality financial institutions, which are monitored on an on-going basis. Counterparty credit assessments are based on the financial health of the institutions and their credit ratings from external agencies. The Company does not anticipate non-performance that would materially impact the Company’s financial statements. In addition, the Company believes there are no significant concentrations of credit risk.

FX management

The Company conducts business transactions and owns assets in both Canada and the United States. As a result, the Company is exposed to fluctuations in value of financial commitments, assets, liabilities, income or cash flows due to changes in FX rates. The Company may enter into FX risk management transactions primarily to manage fluctuations in the exchange rate between Canadian and U.S. currencies. FX exposure is primarily mitigated through natural offsets created by revenues, expenditures and balance sheet positions incurred in the same currency. Where appropriate, the Company may negotiate with customers and suppliers to reduce the net exposure.

Occasionally the Company will enter into short-term FX forward contracts as part of its cash management strategy.

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effective portion recognized in “Other comprehensive income” in 2015 was an FX loss of $757 million, the majority of which was unrealized, (2014 – unrealized loss of $319 million; 2013 – unrealized loss of $217 million) (Note 8). There was no ineffectiveness during 2015 (2014 – negligible; 2013 – $nil).

FX forward contracts

The Company may enter into FX forward contracts to lock-in the amount of Canadian dollars it has to pay on U.S. dollar-denominated debt maturities.

At December 31, 2015 and 2014, the Company had no remaining FX forward contracts to fix the exchange rate on U.S. dollar-denominated debt maturities.

During 2014, the Company settled the FX forward contract related to the repayment of a capital lease due in January 2014 for proceeds of $8 million. The Company also settled, prior to maturity, the FX forward contracts related to the repayment of the 6.50% Notes due in May 2018 and its 7.25% Notes due in May 2019 for proceeds of $17 million with the offset recorded as realized gains of $3 million in “Accumulated other comprehensive loss” and $14 million in “Retained earnings”. Amounts remaining in “Accumulated other comprehensive loss” are being amortized to “Other income and charges” until the underlying debts, which were hedged, are repaid.

During 2014, the combined realized and unrealized FX gains were $3 million and were recorded in "Other income and charges" in relation to these derivatives (2013 - unrealized gain $18 million). Gains recorded in “Other income and charges” were largely offset by unrealized losses on the underlying debt which the derivatives were designated to hedge. Similarly, losses were largely offset by unrealized gains on the underlying debt.

During 2015, $1 million of pre-tax gain related to these previously settled derivatives has been amortized from "Accumulated other comprehensive loss" to “Other income and charges”. At December 31, 2015, the Company expected that, during the next 12 months, a $1 million of pre-tax gain would be reclassified to “Other income and charges”.

Interest rate management

The Company is exposed to interest rate risk, which is the risk that the fair value or future cash flows of a financial instrument will vary as a result of changes in market interest rates. In order to manage funding needs or capital structure goals, the Company enters into debt or capital lease agreements that are subject to either fixed market interest rates set at the time of issue or floating rates determined by on-going market conditions. Debt subject to variable interest rates exposes the Company to variability in interest expense, while debt subject to fixed interest rates exposes the Company to variability in the fair value of debt.

To manage interest rate exposure, the Company accesses diverse sources of financing and manages borrowings in line with a targeted range of capital structure, debt ratings, liquidity needs, maturity schedule, and currency and interest rate profiles. In anticipation of future debt issuances, the Company may enter into forward rate agreements, that are designated as cash flow hedges, to substantially lock in all or a portion of the effective future interest expense. The Company may also enter into swap agreements, designated as fair value hedges, to manage the mix of fixed and floating rate debt.

Forward starting swaps

During the fourth quarter of 2014, the Company entered into forward starting floating-to-fixed interest rate swap agreements (“forward starting swaps”) totalling a notional U.S. $1.4 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The effective portion of changes in fair value on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the probable forecasted notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” are reclassified to “Net interest expense”.

During the first quarter of 2015, the Company settled a notional U.S. $700 million of forward starting swaps related to the U.S. $700 million 2.900% 10-year notes issued in the same period. The fair value of these derivative instruments was a loss of U.S. $50 million ($63 million) at the time of settlement. The effective portion of changes in fair value on the forward starting swaps of U.S. $48 million ($60 million), was recorded in “Accumulated other comprehensive loss”, and is amortized to “Net interest expense” over the term of the underlying hedged notes. During 2015, a loss of $5 million related to these previously settled derivatives has been amortized to “Net interest expense”. The Company expects during the next 12 months, $6 million of losses will be amortized to “Net interest expense”. The ineffective portion of U.S. $2 million ($2 million), was recorded immediately in income as “Net interest expense” during the first quarter of 2015.

During the third quarter of 2015, the Company de-designated the hedging relationship for U.S. $700 million of forward starting swaps related to a portion of the U.S. $900 million 6.125% 100-year notes issued. The Company did not cash settle these swaps and therefore recorded a non-cash loss of U.S. $36 million ($47 million) at the time of de-designation.  The effective portion of changes in fair value of the de-designated forward starting swaps of U.S. $36 million ($47 million) was recorded in “Accumulated other comprehensive loss” and is amortized to “Net interest expense” over the first 10 years as the underlying interest expense payments, which are hedged, of the U.S. $900 million notes are made. During 2015, a loss of $1 million related to these previously de-designated derivatives has been amortized to “Net interest expense”. The Company expects that during the next 12 months $5 million of losses will be amortized to “Net interest expense”. There was no ineffectiveness to record upon de-designation.

During the third quarter of 2015, the Company re-designated the forward starting swaps totalling U.S. $700 million to fix the benchmark rate on cash flows associated with a highly probable forecasted issuance of long-term notes. The effective portion of changes in fair value from the re-designation date on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the probable forecasted notes are issued. Subsequent to the notes being issued, amounts in “Accumulated other comprehensive loss” will be amortized to “Net interest expense”. As at December 31, 2015, the total fair value loss of $60 million derived from the remaining forward starting swaps was included in “Accounts payable and accrued liabilities” of which $13 million relates to the re-designated existing forward starting swaps. The effective portion of $13 million on the re-designated existing forward starting swaps is reflected in “Other comprehensive income” and the negligible ineffective portion is recorded to “Net interest expense” on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income, respectively.

As at December 31, 2014, the unrealized loss derived from the forward starting swaps was $46 million, of which $21 million was included in “Accounts payable and accrued liabilities” and $25 million in “Other long-term liabilities” with the offset reflected in “Other comprehensive (loss) income” on the Consolidated Statements of Comprehensive Income.

Interest rate swaps

During the fourth quarter of 2014, the Company entered into floating-to-fixed interest rate swap agreements totalling U.S. $600 million to hedge the variability in cash flow associated with fluctuations in interest rates on commercial paper issuances. As at December 31, 2015, there were no remaining floating-to-fixed rate swap agreements outstanding. During the third quarter of 2015, as no commercial paper was outstanding or was forecasted to be issued for the balance of the year, the interest rate swaps previously designated as a cash flow hedge were de-designated and a negligible loss was reclassified from "Accumulated other comprehensive loss" to "Net interest expense". A negligible loss on the settlement of the interest rate swaps was recorded to "Net interest expense" during the fourth quarter of 2015.

Treasury rate locks

At December 31, 2015, the Company had net unamortized losses related to interest rate locks, which are accounted for as cash flow hedges, settled in previous years totalling $21 million (December 31, 2014 – $21 million). This amount is composed of various unamortized gains and losses related to specific debts which are reflected in “Accumulated other comprehensive loss” and are amortized to “Net interest expense” in the period that interest on the related debt is charged. The amortization of these gains and losses resulted in a negligible increase to “Net interest expense” and “Other comprehensive income” in 2015 (2014 – negligible; 2013 – negligible). At December 31, 2015, the Company expected that, during the next 12 months, a negligible amount of loss related to these previously settled derivatives would be reclassified to “Net interest expense”.

Fuel price management

The Company is exposed to commodity risk related to purchases of diesel fuel and the potential reduction in net income due to increases in the price of diesel. Fuel expense constitutes a large portion of the Company’s operating costs and volatility in diesel fuel prices can have a significant impact on the Company’s income. Items affecting volatility in diesel prices include, but are not limited to, fluctuations in world markets for crude oil and distillate fuels, which can be affected by supply disruptions and geopolitical events.

The impact of variable fuel expense is mitigated substantially through fuel cost recovery programs, which apportion incremental changes in fuel prices to shippers through price indices, tariffs, and by contract, within agreed-upon guidelines. While these programs provide effective and meaningful coverage, residual exposure remains as the fuel expense risk may not be completely recovered from shippers due to timing and volatility in the market.

21    Other long-term liabilities

(in millions of Canadian dollars)	2015	2014
Provision for environmental remediation, net of current portion(1)	$80	$75
Stock-based compensation liabilities, net of current portion	73	145
Deferred revenue on rights-of-way licence agreements, net of current portion	33	33
Deferred retirement compensation	28	24
Deferred gains on sale leaseback transactions	22	25
Asset retirement obligations (Note 22)	22	23
Provision for restructuring, net of current portion(2) (Note 18)	6	13
Deferred hedging losses (Note 20)	—	25
Other, net of current portion	54	69
Total other long-term liabilities	$318	$432
(1) As at December 31, 2015, the aggregate provision for environmental remediation, including the current portion was $93 million (2014 – $91 million).
(2) As at December 31, 2015, the aggregate provision for restructuring, including the current portion was $12 million (2014 – $24 million).

The deferred revenue on rights-of-way licence agreements, and deferred gains on sale leaseback transactions are being amortized to income on a straight-line basis over the related lease terms. Deferred income credits are being amortized over the life of the related asset.

Environmental remediation accruals

Environmental remediation accruals cover site-specific remediation programs. The estimate of the probable costs to be incurred in the remediation of properties contaminated by past railway use reflects the nature of contamination at individual sites according to typical activities and scale of operations conducted. CP has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants, considering available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. Payments are expected to be made over 10 years to 2025.

The accruals for environmental remediation represent CP’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include CP’s best estimate of all probable costs, CP’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable. Changes to costs are reflected as changes to “Other long-term liabilities” or “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets and to “Purchased services and other” within operating expenses on the Consolidated Statements of Income. The amount charged to income in 2015 was $7 million (2014 – $4 million; 2013 – $6 million).

22    Asset retirement obligations

Asset retirement obligations are recorded in “Other long-term liabilities”. The majority of these liabilities are discounted at 6.25%. Accretion expense is included in “Depreciation and amortization” on the Consolidated Statements of Income.

(in millions of Canadian dollars)	2015	2014
Opening balance, January 1	$23	$24
Accretion	1	1
Liabilities settled	(1)	(1)
Revision to estimated cash flows	(1)	(1)
Closing balance, December 31	$22	$23

Upon the ultimate retirement of grain-dependent branch lines, the Company has to pay a fee, levied under the Canada Transportation Act, of $30,000 per mile of abandoned track. The undiscounted amount of the liability was $38 million at December 31, 2015 (2014 – $38 million), which, when present valued, was $19 million at December 31, 2015 (2014 – $20 million). The payments are expected to be made in the 2016 – 2044 period.

The Company also has a liability for a joint facility that will have to be settled upon the facility's retirement based on a proportion of use during the life of the asset. The estimate of the obligation at December 31, 2015, was $21 million (2014 – $21 million), which, when present valued, was $3 million at December 31, 2015 (2014 – $3 million). For purposes of estimating this liability, the payment related to the retirement of the joint facility is anticipated to be made in 30 years.

23    Shareholders’ equity

Authorized and issued share capital

The Company is authorized to issue an unlimited number of Common Shares, an unlimited number of First Preferred Shares and unlimited number of Second Preferred Shares. At December 31, 2015, no First or Second Preferred Shares had been issued.

An analysis of Common Share balances is as follows:

(number of shares in millions)	2015	2014	2013
Share capital, January 1	166.1	175.4	173.9
CP Common Shares repurchased	(13.7)	(10.3)	—
Shares issued under stock option plan	0.6	1.0	1.5
Share capital, December 31	153.0	166.1	175.4

The change in the “Share capital” balances includes $2 million (2014 – $3 million; 2013 – $5 million) related to the cancellation of the tandem share appreciation rights liability on exercise of tandem stock options, and $10 million (2014 – $17 million; 2013 – $24 million) of stock-based compensation transferred from “Additional paid-in capital”.

Share repurchase

On March 11, 2014, the Company announced a new share repurchase program to implement a normal course issuer bid
(“NCIB”) to purchase, for cancellation, up to 5.3 million Common Shares before March 16, 2015. On September 29, 2014, the
Company announced the amendment of the bid to increase the maximum number of its Common Shares that may be purchased from 5.3 million to 12.7 million of its outstanding Common Shares. The Company completed the purchase of 10.5 million Common Shares in 2014. An additional 2.2 million Common Shares were purchased for $490 million in the first quarter of 2015 prior to the March 16, 2015 expiry date of the program.

On March 16, 2015, the Company announced the renewal of its NCIB, commencing March 18, 2015, to purchase up to 9.14 million of its outstanding Common Shares for cancellation before March 17, 2016. On August 31, 2015, the Company amended the NCIB to increase the maximum number of its Common Shares that may be purchased from 9.14 million to 11.9 million of its outstanding Common Shares. As at December 31, 2015, the Company had purchased 11.3 million Common Shares for $2,258 million under this current NCIB program.

All purchases are made in accordance with the bid at prevalent market prices plus brokerage fees, or such other prices that may be permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to retained earnings. The following table provides the activities under the share repurchase program:

2015
Number of Common Shares repurchased(1)	13,549,977
Weighted-average price per share	$202.79
Amount of repurchase (in millions)(2)	$2,748
(1) Excludes shares repurchased and not yet cancelled in the prior year.
(2) Includes brokerage fees.

24    Pensions and other benefits

The Company has both defined benefit (“DB”) and defined contribution (“DC”) pension plans. At December 31, 2015, the Canadian pension plans represent approximately 99% of total combined pension plan assets and approximately 98% of total combined pension plan obligations.

The DB plans provide for pensions based principally on years of service and compensation rates near retirement. Pensions for Canadian pensioners are partially indexed to inflation. Annual employer contributions to the DB plans, which are actuarially determined, are made on the basis of being not less than the minimum amounts required by federal pension supervisory authorities.

The Company has other benefit plans including post-retirement health and life insurance for pensioners, and post-employment long-term disability and workers’ compensation benefits, which are based on Company-specific claims. At December 31, 2015, the Canadian other benefits plans represent approximately 96% of total combined other plan obligations.

The Finance Committee of the Board of Directors has approved an investment policy that establishes long-term asset mix targets which take into account the Company’s expected risk tolerances. Pension plan assets are managed by a suite of independent investment managers, with the allocation by manager reflecting these asset mix targets. Most of the assets are actively managed with the objective of outperforming applicable benchmarks. In accordance with the investment policy, derivative instruments may be used to hedge or adjust existing or anticipated exposures.

To develop the expected long-term rate of return assumption used in the calculation of net periodic benefit cost applicable to the market-related value of assets, the Company considers the expected composition of the plans’ assets, past experience and future estimates of long-term investment returns. Future estimates of investment returns reflect the expected annual yield on applicable fixed income capital market indices, and the long-term return expectation for public equity, real estate, infrastructure and absolute return investments and the expected added value (relative to applicable benchmark indices) from active management of pension fund assets.

The Company has elected to use a market-related value of assets for the purpose of calculating net periodic benefit cost, developed from a five-year average of market values for the plans’ public equity and absolute return investments (with each prior year’s market value adjusted to the current date for assumed investment income during the intervening period) plus the market value of the plans’ fixed income, real estate and infrastructure securities.

The benefit obligation is discounted using a discount rate that is a blended yield to maturity for a hypothetical portfolio of high-quality corporate debt instruments with matching cash flows. The discount rate is determined by management with the aid of third-party actuaries.

Net periodic benefit cost

The elements of net periodic benefit cost for DB pension plans and other benefits recognized in the year, including the recognition of an $11 million gain related to legacy pension plans, included the following components:

	Pensions			Other benefits
(in millions of Canadian dollars)	2015	2014	2013	2015	2014	2013
Current service cost (benefits earned by employees in the year)	$126	$106	$135	$12	$14	$16
Interest cost on benefit obligation	463	477	445	21	23	21
Expected return on fund assets	(816)	(757)	(746)	—	—	—
Recognized net actuarial loss (gain)	265	190	267	2	(2)	(11)
Amortization of prior service costs	(6)	(68)	(58)	1	—	—
Net periodic benefit cost (recovery)	$32	$(52)	$43	$36	$35	$26

Projected benefit obligation, fund assets, and funded status

Information about the Company’s DB pension plans and other benefits, in aggregate, is as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2015	2014	2015	2014
Change in projected benefit obligation:
Benefit obligation at January 1	$11,360	$9,921	$517	$483
Current service cost	126	106	12	14
Interest cost	463	477	21	23
Employee contributions	43	51	1	—
Benefits paid	(608)	(579)	(34)	(27)
Foreign currency changes	42	15	4	2
Plan amendments and other	(6)	—	—	—
Actuarial loss (gain)	(226)	1,369	(8)	22
Projected benefit obligation at December 31	$11,194	$11,360	$513	$517

	Pensions		Other benefits
(in millions of Canadian dollars)	2015	2014	2015	2014
Change in fund assets:
Fair value of fund assets at January 1	$11,376	$10,722	$7	$8
Actual return on fund assets	1,374	1,088	(1)	—
Employer contributions	81	80	33	26
Employee contributions	43	51	1	—
Benefits paid	(608)	(579)	(34)	(27)
Foreign currency changes	34	14	—	—
Fair value of fund assets at December 31	$12,300	$11,376	$6	$7
Funded status – plan surplus (deficit)	$1,106	$16	$(507)	$(510)

	2015		2014
	Pension plans in surplus	Pension plans in deficit	Pension plans in surplus	Pension plans in deficit
Projected benefit obligation at December 31	$(10,681)	$(513)	$(10,878)	$(482)
Fair value of fund assets at December 31	12,082	218	11,182	194
Funded Status	$1,401	$(295)	$304	$(288)

All Other benefits plans were in a deficit position at December 31, 2015 and 2014.

Pension asset and liabilities in the Company’s Consolidated Balance Sheets

Amounts recognized in the Company’s Consolidated Balance Sheets are as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2015	2014	2015	2014
Pension asset	$1,401	$304	$—	$—
Accounts payable and accrued liabilities	(10)	(9)	(34)	(34)
Pension and other benefit liabilities	(285)	(279)	(473)	(476)
Total amount recognized	$1,106	$16	$(507)	$(510)

The defined benefit pension plans’ accumulated benefit obligation as at December 31, 2015 was $10,893 million (2014 – $10,975 million). The accumulated benefit obligation is calculated on a basis similar to the projected benefit obligation, except no future salary increases are assumed in the projection of future benefits.

The measurement date used to determine the plan assets and the accrued benefit obligation is December 31. The most recent actuarial valuation for pension funding purposes for the Company’s main Canadian pension plan was performed as at January 1, 2015. During 2016, the Company expects to file a new valuation with the pension regulator.

Accumulated other comprehensive losses

Amounts recognized in accumulated other comprehensive losses are as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2015	2014	2015	2014
Net actuarial loss:
Other than deferred investment gains	$3,144	$3,895	$77	$86
Deferred investment gains	(1,101)	(803)	—	—
Prior service cost	(20)	(20)	4	5
Deferred income tax	(580)	(858)	(20)	(23)
Total (Note 8)	$1,443	$2,214	$61	$68

The unamortized actuarial loss and the unamortized prior service cost included in “Accumulated other comprehensive loss” that are expected to be recognized in net periodic benefit cost during 2016 are $191 million and a recovery of $7 million, respectively, for pensions and $3 million and $1 million, respectively, for other post-retirement benefits.

Actuarial assumptions

Weighted-average actuarial assumptions used were approximately:

(percentages)	2015		2014		2013
Benefit obligation at December 31:
Discount rate	4.22		4.09		4.90
Projected future salary increases	3.00		3.00		3.00
Health care cost trend rate	7.00	(1)	7.00	(1)	8.00	(2)
Benefit cost for year ended December 31:
Discount rate	4.09		4.90		4.28
Expected rate of return on fund assets	7.75		7.75		7.75
Projected future salary increases	3.00		3.00		3.00
Health care cost trend rate	7.00	(1)	7.50	(2)	8.00	(2)
(1) The health care cost trend rate is assumed to be 7.00% in 2016 (7.00% in 2015), and then decreasing by 0.50% per year to an ultimate rate of 5.00% per year in 2020 and thereafter.
(2) The health care cost trend rate was previously assumed to be 6.50% in 2016 (7.00% in 2015, 7.50% in 2014), and then decreasing by 0.50% per year to an ultimate rate of 5.00% per year in 2019 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

(in millions of Canadian dollars)	One percentage point increase	One percentage point decrease
Increase (decrease) in the total of service and interest costs	$—	$—
Increase (decrease) in post-retirement benefit obligation	6	(6)

In 2014, the Canadian Institute of Actuaries and the Society of Actuaries each published updated mortality tables based on broad pension plan experience in Canada and the U.S., respectively. At December 31, 2014, the Company changed the basis for its obligations for defined benefit pension and post-retirement benefit plans to these new mortality tables, with adjustments to reflect actual plan mortality experience to the extent that credible experience data were available. The changes to the new mortality tables increased the obligations for pensions and post-retirement benefits at that date by approximately $225 million. The Company's obligations for defined benefit pension and post-retirement benefit plans continue to be based on the new mortality tables at December 31, 2015.

Plan assets

Plan assets are recorded at fair value. The major asset categories are public equity securities, fixed income securities, real estate, infrastructure and absolute return investments. The fair values of the public equity and fixed income securities are primarily based on quoted market prices. Real estate values are based on annual valuations performed by external parties, taking into account current market conditions and recent sales transactions where practical and appropriate. Infrastructure values are based on the fair value of each fund’s assets as calculated by the fund manager, generally using a discounted cash flow analysis that takes into account current market conditions and recent sales transactions where practical and appropriate. Absolute return investments are a portfolio of units of externally managed hedge funds and are valued by the fund administrators.

The Company’s pension plan asset allocation, the current weighted average asset allocation targets and the current weighted average policy range for each major asset class, were as follows:

	Current asset allocation target	Current policy range	Percentage of plan assets at December 31
Asset allocation (percentage)			2015	2014
Cash and cash equivalents	0.5	0 – 5	1.1	1.7
Fixed income	29.5	20 – 40	21.0	21.9
Public equity	46.0	35 – 55	54.5	52.5
Real estate and infrastructure	12.0	4 – 20	5.8	7.6
Absolute return	12.0	0 – 18	17.6	16.3
Total	100.0		100.0	100.0

Summary of the assets of the Company’s DB pension plans at fair values

The following is a summary of the assets of the Company’s DB pension plans at fair values at December 31, 2015 and 2014:

(in millions of Canadian dollars)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs Level (2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Total
December 31, 2015
Cash and cash equivalents	$129	$11	$—	$—	$140
Fixed income
• Government bonds(2)	—	1,276	—	—	1,276
• Corporate bonds(2)	—	1,228	—	—	1,228
• Mortgages(3)	—	81	—	—	81
Public equities
• Canada	1,449	46	—	—	1,495
• U.S. and international	5,169	34	—	—	5,203
Real estate(4)	—	—	451	—	451
Derivative assets(5)	—	—	—	—	—
Absolute return(6)
• Funds of hedge funds	—	—	—	781	781
• Multi-strategy funds	—	—	—	517	517
• Credit funds	—	—	—	555	555
• Equity funds	—	—	—	311	311
Infrastructure(7)	—	—	—	262	262
	$6,747	$2,676	$451	$2,426	$12,300
December 31, 2014
Cash and cash equivalents	$106	$83	$—	$—	$189
Fixed income
• Government bonds(2)	—	1,180	—	—	1,180
• Corporate bonds(2)	—	1,229	—	—	1,229
• Mortgages(3)	—	77	—	—	77
Public equities
• Canada	1,448	48	—	—	1,496
• U.S. and international	4,454	27	—	—	4,481
Real estate(4)	—	—	654	—	654
Derivative assets(5)	—	1	—	—	1
Absolute return(6)
• Funds of hedge funds	—	—	—	652	652
• Multi-strategy funds	—	—	—	473	473
• Credit funds	—	—	—	490	490
• Equity funds	—	—	—	246	246
Infrastructure(7)	—	—	—	208	208
	$6,008	$2,645	$654	$2,069	$11,376
(1) Investments measured at net asset value ("NAV"):
Amounts are compromised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

(2) Government & Corporate Bonds:
Fair values for bonds are based on market prices supplied by independent sources as of the last trading day.

(3) Mortgages:
The fair value of mortgages of $81 million (2014 – $77 million) is based on current market yields of financial instruments of similar maturity, coupon and risk factors.

(4) Real estate:
The fair value of real estate investments of $451 million (2014 – $654 million) is based on property appraisals which use a number of approaches that typically include a discounted cash flow analysis, a direct capitalization income method and/or a direct comparison approach. Appraisals of real estate investments are generally performed semi-annually by qualified external accredited appraisers. There are $278 million of unfunded commitments for real estate investments as at December 31, 2015 (2014 – nil).

(5) The Company’s pension funds may utilize the following derivative instruments: equity futures to replicate equity index returns (Level 2); currency forwards to partially hedge foreign currency exposures (Level 2); bond forwards to reduce asset/liability interest rate risk exposures (Level 2); interest rate swaps to manage duration and interest rate risk (Level 2); credit default swaps to manage credit risk (Level 2); and options to manage interest rate risk and volatility (Level 2).

(6) Absolute return:
The fair value of absolute return fund investments of $2,164 million (2014 – $1,861 million) is based on the NAV reported by the fund administrators. The funds have different redemption policies and periods. There are no unfunded commitments for absolute return investments as at December 31, 2015 (2014 – nil).

-	Fund of hedge funds invest in a portfolio of hedge funds that allocate capital across a broad array of funds and/or investment managers, with monthly redemptions upon 95 days' notice.
-	Multi-strategy funds include funds that invest in broadly diversified portfolios of equity, fixed income and derivative instruments with quarterly redemptions upon 60 days' notice.
-	Credit funds invest in an array of fixed income securities with quarterly redemptions upon 60 days' notice.
-	Equity funds invest primarily in U.S. and global equity securities. Redemptions range from quarterly upon 60 days notice to tri-annually upon 45 days' notice.

(7) Infrastructure:
Infrastructure fund values of $262 million (2014 – $208 million) are based on the NAV of the funds that invest directly in infrastructure investments. The fair values of the investments have been estimated using the capital accounts representing the plans ownership interest in the funds. The investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying infrastructure investments. It was estimated that the investments in these funds will be liquidated over the weighted-average period of approximately two years. As at December 31, 2015, unfunded commitments for infrastructure investments were negligible (2014 – negligible).

Portion of the assets of the Company’s DB pension plans measured at fair value using unobservable inputs (Level 3)

During 2014 and 2015 the portion of the assets of the Company’s DB pension plans measured at fair value using unobservable inputs (Level 3) changed as follows(1):

(in millions of Canadian dollars)	Real Estate
As at January 1, 2014	$847
Disbursements	(236)
Net realized gains	67
Decrease in net unrealized gains	(24)
As at December 31, 2014	$654
Disbursements	(223)
Net realized gains	64
Decrease in net unrealized gains	(44)
As at December 31, 2015	$451
(1) Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy.

Level 3 fair value measurements for real estate investments are based on the NAV reported by the fund administrator, property appraisals and discounted cash flow analysis, of which there are no reasonable alternative assumptions. Therefore it is not practicable to provide a sensitivity analysis.

Additional plan assets information

The Company’s expected long-term target return is 7.75%, net of all fees and expenses. In identifying the asset allocation ranges, consideration was given to the long-term nature of the underlying plan liabilities, the solvency and going-concern financial position of the plan, long-term return expectations and the risks associated with key asset classes as well as the relationships of returns on key asset classes with each other, inflation and interest rates. When advantageous and with due consideration, derivative instruments may be utilized, provided the total value of the underlying assets represented by financial derivatives, excluding currency forwards, is limited to 30% of the market value of the fund.

When investing in foreign securities, the plans are exposed to foreign currency risk; the effect of which is included in the valuation of the foreign securities. The plans were 44% exposed to the U.S. dollar, 14% exposed to European currencies, and 5% exposed to various other currencies, as at December 31, 2015.

At December 31, 2015, fund assets consisted primarily of listed stocks and bonds, including 188,276 of the Company’s Common Shares (2014 –184,392) at a market value of $33 million (2014 – $41 million) and 6.25% Unsecured Notes issued by the Company at a par value of $3 million (2014 – $2 million) and a market value of $3 million (2014 – $2 million).

Cash flows

In 2015, the Company contributed $90 million to its pension plans (2014 – $88 million; 2013 – $105 million), including $9 million to the DC plans (2014 – $8 million; 2013 – $7 million), $69 million to the Canadian registered and U.S. qualified DB pension plans (2014 – $67 million; 2013 – $86 million), and $12 million to the Canadian non-registered supplemental pension plan (2014 – $13 million; 2013 – $12 million). In addition, the Company made payments directly to employees, their beneficiaries or estates or to third-party benefit administrators of $33 million in 2015 (2014 – $26 million; 2013 – $32 million) with respect to other benefits.

Estimated future benefit payments

The estimated future defined benefit pension and other benefit payments to be paid by the plans for each of the next five years and the subsequent five-year period are as follows:

(in millions of Canadian dollars)	Pensions	Other benefits
2016	$595	$36
2017	609	35
2018	621	35
2019	632	34
2020	642	33
2021 – 2025	3,318	158

The benefit payments from the Canadian registered and U.S. qualified DB pension plans are payable from their respective pension funds. Benefit payments from the supplemental pension plan and from the other benefits plans are payable directly from the Company.

Defined contribution plan

Canadian non-unionized employees hired prior to July 1, 2010 had the option to participate in the Canadian DC plan. All Canadian non-unionized employees hired after such date must participate in this plan. Employee contributions are based on a percentage of salary. The Company matches employee contributions to a maximum percentage each year.

Effective July 1, 2010, a new U.S. DC plan was established. All U.S. non-unionized employees hired after such date must participate in this plan. Employees do not contribute to the plan. The Company annually contributes a percentage of salary.

The DC plans provide a pension based on total employee and employer contributions plus investment income earned on those contributions.

In 2015, the net cost of the DC plans, which generally equals the employer’s required contribution, was $9 million (2014 – $8 million; 2013 – $7 million).

Contributions to multi-employer plans

Some of the Company’s unionized employees in the U.S. are members of a U.S. national multi-employer benefit plan. Contributions made by the Company to this plan in 2015 in respect of post-retirement medical benefits were $4 million (2014 – $4 million; 2013 – $5 million).

25    Stock-based compensation

At December 31, 2015, the Company had several stock-based compensation plans, including a stock option plan, various cash settled liability plans and an employee stock savings plan. These plans resulted in an expense in 2015 of $66 million (2014 – $110 million; 2013 – $92 million).

A. Stock Option Plan

Summary of stock options
The following table summarizes the Company’s stock option plan as at December 31:

	Options outstanding		Nonvested options
	Number of options	Weighted average exercise price	Number of options	Weighted average grant date fair value
Outstanding, January 1, 2015	2,738,689	$94.35	1,423,962	$32.35
New options granted	317,202	230.91	317,202	55.28
Exercised	(542,816)	77.19	—	—
Vested	—	—	(654,283)	26.69
Forfeited	(101,963)	171.34	(101,463)	48.06
Expired	(3,139)	49.08	(439)	26.02
Outstanding at December 31, 2015	2,407,973	$113.01	984,979	$41.88
Vested or expected to vest at December 31, 2015(1)	2,399,076	$112.71	N/A	N/A
Exercisable at December 31, 2015	1,422,994	$80.55	N/A	N/A
(1) As at December 31, 2015, the weighted average remaining term of vested or expected to vest options was 5.2 years with an aggregate intrinsic value of $171 million.

The following table provides the number of stock options outstanding and exercisable as at December 31, 2015 by range of exercise price and their related intrinsic aggregate value, and for options outstanding, the weighted-average years to expiration. The table also provides the aggregate intrinsic value for in-the-money stock options, which represents the amount that would have been received by option holders had they exercised their options on December 31, 2015 at the Company’s closing stock price of $176.73.

	Options outstanding				Options exercisable
Range of exercise prices	Number of options	Weighted average years to expiration	Weighted average exercise price	Aggregate intrinsic value (millions)	Number of options	Weighted average exercise price	Aggregate intrinsic value (millions)
$36.29 – $72.54	464,345	2.8	$60.48	$54	464,345	$60.48	$54
$72.55 – $74.55	650,000	6.5	73.39	67	487,500	73.39	50
$74.56 – $129.15	644,608	6.5	103.32	47	394,104	96.21	32
$129.16 – $244.54	649,020	8.6	199.89	(15)	77,045	166.73	1
Total(1)	2,407,973	6.3	$113.01	$153	1,422,994	$80.55	$137
(1) As at December 31, 2015, the total number of in-the-money stock options outstanding was 2,049,968 with a weighted-average exercise price of $93.81. The weighted-average years to expiration of exercisable stock options is 5.3 years.

Under the fair value method, the fair value of options at the grant date was approximately $18 million for options issued in 2015 (2014 – $21 million; 2013 – $20 million). The weighted average fair value assumptions were approximately:

	2015	2014	2013
Expected option life (years)(1)	5.25	5.98	6.25
Risk-free interest rate(2)	1.10%	1.66%	1.60%
Expected stock price volatility(3)	26%	29%	30%
Expected annual dividends per share(4)	$1.40	$1.40	$1.40
Estimated forfeiture rate(5)	1.2%	1.2%	1.2%
Weighted average grant date fair value of options granted during the year	$55.28	$48.88	$35.40
(1) Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour were used to estimate the expected life of the option.
(2) Based on the implied yield available on zero-coupon government issues with an equivalent remaining term at the time of the grant.
(3) Based on the historical stock price volatility of the Company’s stock over a period commensurate with the expected term of the option.
(4) Determined by the current annual dividend at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option.
(5) The Company estimated forfeitures based on past experience. The rate is monitored on a periodic basis.

In 2015, the expense for stock options (regular and performance) was $15 million (2014 – $18 million; 2013 – $17 million). At December 31, 2015, there was $13 million of total unrecognized compensation related to stock options which is expected to be recognized over a weighted-average period of approximately 0.9 years.

The total fair value of shares vested for the stock option plan during 2015 was $17 million (2014 – $15 million; 2013 – $5 million).

The following table provides information related to all options exercised in the stock option plan during the years ended December 31:

(in millions of Canadian dollars)	2015	2014	2013
Total intrinsic value	$72	$115	$103
Cash received by the Company upon exercise of options	43	62	83

B. Other Share-based Plans

Performance share units plan

During 2015, the Company issued 137,958 PSUs with a grant date fair value of $30 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance (performance factor). The fair value of PSUs is measured periodically until settlement, using a latticed-based valuation model. In addition, on the grant date a Monte Carlo simulation model, which utilizes multiple input variables, is utilized to determine the probability of satisfying the performance and market conditions stipulated in the grant.

The performance period for the PSUs issued in 2015 is January 1, 2015 to December 31, 2017. The performance factors for these PSUs are Operating Ratio, Return on Invested Capital, Total Shareholder Return (“TSR”) compared to the S&P/TSX60 index, and TSR compared to Class I railways. Beginning with PSUs granted in 2014, grant recipients who are eligible to retire and have provided six months of service during the performance period are entitled to the full award. Previous to 2014, only a pro-rata share of units was retained at retirement.

The performance period for the PSUs issued in 2014 is January 1, 2014 to December 31, 2016. The performance factors for these PSUs are Operating Ratio, Free cash flow, TSR compared to the S&P/TSX60 index, and TSR compared to Class I railways.

The performance period for the PSUs issued in the fourth quarter of 2012 and in 2013 was January 1, 2013 to December 31, 2015. The performance factors for these PSUs were Operating Ratio, Free cash flow, TSR compared to the S&P/TSX60 index, and TSR compared to Class I railways. All performance factors met the 200% payout thresholds, in effect resulting in a target payout of 200% on 300,095 total outstanding awards as at December 31, 2015. A payout of $79 million on 217,179 outstanding awards, occurred on December 31, 2015 and was calculated using the Company's average share price using the last 30 trading days preceding December 31, 2015.
The following table summarizes information related to the Company’s PSUs as at December 31:

	2015	2014
Outstanding, January 1	460,783	349,925
Granted	137,958	165,500
Units, in lieu of dividends	3,570	3,296
Settled	(217,179)	—
Forfeited	(36,856)	(57,938)
Outstanding, December 31	348,276	460,783

In 2015, the expense for PSUs was $55 million (2014 – $50 million; 2013 – $25 million). At December 31, 2015, there was $17 million of total unrecognized compensation related to PSUs which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Deferred share units plan

The Company established the DSU plan as a means to compensate and assist in attaining share ownership targets set for certain key employees and Directors. A DSU entitles the holder to receive, upon redemption, a cash payment equivalent to the Company's average share price using the 10 trading days prior to redemption. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated.

Senior managers may elect to receive DSUs in lieu of annual bonus cash payments in the bonus deferral program. In addition, senior managers will be granted a 25% company match of DSUs when deferring cash to DSUs to meet ownership targets. The election to receive eligible payments in DSUs is no longer available to a participant when the value of the participant’s DSUs is sufficient to meet the Company’s stock ownership guidelines. Senior managers have five years to meet their ownership targets.

An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

The following table summarizes information related to the DSUs as at December 31:

	2015	2014
Outstanding, January 1	308,447	332,221
Granted	21,690	58,460
Units, in lieu of dividends	2,015	2,572
Forfeited	(2,192)	(711)
Settled	(11,784)	(84,095)
Outstanding, December 31	318,176	308,447

During 2015, the Company granted 21,690 DSUs with a grant date fair value of $5 million. In 2015, the expense recovery due to the share price reduction in the year for DSUs was $10 million (2014 – $28 million expense; 2013 – $32 million expense). At December 31, 2015, there was $1 million of total unrecognized compensation related to DSUs which is expected to be recognized over a weighted-average period of approximately 0.3 years.

Restricted share units plan

The Company issued 2,614 RSUs in 2015 with a grant date fair value of $1 million. The RSUs are notional full value shares that attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. RSUs have no performance factors attached to them, settle in cash, and fully vest over various periods up to 36 months. An expense to income for RSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods. In 2015, the expense for RSUs was $2 million (2014 – $9 million; 2013 – $10 million). At December 31, 2015, there was $2 million of total unrecognized compensation related to RSUs that is expected to be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes information related to the Company’s RSUs as at December 31:

	2015	2014
Outstanding, January 1	47,520	92,333
Granted	2,614	16,325
Units, in lieu of dividends	207	700
Settled	(31,193)	(53,964)
Forfeited	(46)	(7,874)
Outstanding, December 31	19,102	47,520

Summary of share based liabilities paid

The following table summarizes the total share based liabilities paid for each of the years ended December 31:

(in millions of Canadian dollars)	2015	2014	2013
Plan
DSUs	$3	$17	$17
PSUs	79	—	—
RSUs	8	12	9
Total	$90	$29	$26

C. Employee share purchase plan

The Company has an employee share purchase plan whereby both employee and the Company contributions are used to purchase shares on the open market for employees. The Company’s contributions are expensed over the one year vesting period. Under the plan, the Company matches $1 for every $3 contributed by employees up to a maximum employee contribution of 6% of annual salary.

The total number of shares purchased in 2015 on behalf of participants, including the Company contribution, was 131,703 (2014 – 176,906; 2013 – 271,934). In 2015, the Company’s contributions totalled $5 million (2014 – $5 million; 2013 – $5 million) and the related expense was $4 million (2014 – $5 million; 2013 – $5 million).

26    Variable interest entities

The Company leases equipment from certain trusts, which have been determined to be variable interest entities financed by a combination of debt and equity provided by unrelated third parties. The lease agreements, which are classified as operating leases, have a fixed price purchase option which create the Company’s variable interest and result in the trusts being considered variable interest entities.

Maintaining and operating the leased assets according to specific contractual obligations outlined in the terms of the lease agreements and industry standards is the Company’s responsibility. The rigor of the contractual terms of the lease agreements and industry standards are such that the Company has limited discretion over the maintenance activities associated with these assets. As such, the Company concluded these terms do not provide the Company with the power to direct the activities of the variable interest entities in a way that has a significant impact on the entities’ economic performance.

The financial exposure to the Company as a result of its involvement with the variable interest entities is equal to the fixed lease payments due to the trusts. In 2015, lease payments after tax were $11 million. Future minimum lease payments, before tax, of $233 million will be payable over the next 15 years (Note 27).

The Company does not guarantee the residual value of the assets to the lessor; however, it must deliver to the lessor the assets in good operating condition, subject to normal wear and tear, at the end of the lease term.

As the Company’s actions and decisions do not significantly affect the variable interest entities’ performance, and the Company’s fixed price purchase option is not considered to be potentially significant to the variable interest entities, the Company is not considered to be the primary beneficiary, and does not consolidate these variable interest entities.

27    Commitments and contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at December 31, 2015, cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

Commitments

At December 31, 2015, the Company had committed to total future capital expenditures amounting to $375 million and operating expenditures relating to supplier purchase obligations, such as locomotive maintenance and overhaul agreements, as well as agreements to purchase other goods and services amounting to approximately $1.5 billion for the years 2016-2032 of which CP estimates approximately $800 million will be incurred in the next five years.

As at December 31, 2015, the Company’s commitments under operating leases were estimated at $553 million in aggregate, with minimum annual payments in each of the next five years and thereafter as follows:

(in millions of Canadian dollars)	Operating leases
2016	$107
2017	90
2018	62
2019	52
2020	45
Thereafter	197
Total minimum lease payments	$553

Expenses for operating leases for the year ended December 31, 2015, were $127 million (2014 – $121 million; 2013 – $154 million).

Legal proceedings related to Lac-Mégantic rail accident

On July 6, 2013, a train carrying crude oil operated by Montreal Maine and Atlantic Railway (“MMA”) and/or its subsidiary, Montreal Maine and Atlantic Canada Co. (“MMAC”, and collectively with MMA, the “MMA Group”) derailed and exploded in Lac-Mégantic, Quebec on a section of railway line owned by the MMA Group. The previous day CP had interchanged the train to the MMA Group, and after that interchange MMA Group exercised exclusive control over the train.
Following this incident, the Minister of Sustainable Development, Environment, Wildlife and Parks of Quebec issued an order directing certain named parties to recover the contaminants and to clean up and decontaminate the derailment site. CP was added as a named party on August 14, 2013 (the “Amended Cleanup Order”). CP is a party to an administrative appeal with respect to the Amended Cleanup Order. No hearing date on the merits of CP’s appeal has been scheduled. Directly related to this matter, the Province of Quebec filed a lawsuit against CP before the Quebec Superior Court on July 6, 2015 in which it claims $409 million for the damages sustained by the province as a result of the expenses incurred following the derailment, including costs incurred for the work carried out pursuant to the Amended Cleanup Order. The province alleges that CP had custody or control of the contaminants that were discharged in Lac-Mégantic on July 6, 2013, and that CP was otherwise negligent and therefore is solidarily (joint and severally) liable with the other third parties responsible for the accident. No timetable governing the conduct of this lawsuit has been ordered by the court.
A class action lawsuit has also been filed in the Superior Court of Quebec on behalf of a class of persons and entities residing in, owning or leasing property in, operating a business in or physically present in Lac-Mégantic (the “Class Action”). The lawsuit seeks damages caused by the derailment including for wrongful deaths, personal injuries, and property damages. CP was added as a defendant on August 16, 2013. On May 8, 2015, the Superior Court of Quebec authorized the institution of the Class Action as against CP and as against the shipper, Western Petroleum, and the shipper’s parent, World Fuel Services (collectively, the “World Fuel Defendants”). The World Fuel Defendants have since settled. No timetable governing the conduct of this lawsuit has been ordered by the Superior Court of Quebec.
In the wake of the derailment and ensuing litigation, MMAC filed for bankruptcy in Canada (the “Canadian Proceeding”) and MMA filed for bankruptcy in the United States (the “U.S. Proceeding”). An Adversary Proceeding filed by the MMA U.S. bankruptcy trustee against CP, Irving Oil and the World Fuel Defendants accuses CP of failing to ensure that World Fuel Defendants or Irving Oil properly classified the oil lading and of not refusing to ship the oil in DOT-111 tank cars. The trustee has since settled with the World Fuel Defendants and Irving Oil and now maintains that CP misfeasance is based upon the railroad’s failure to abide by a Canadian regulation in North Dakota that supposedly would have caused the originating railroad to refuse to carry the crude oil based upon reason to suspect inaccurate classification. Private party litigation in Texas, Illinois, and Maine charges CP with the misclassification and mis-packaging (i.e., DOT-111 tank car) negligence. Those cases include a class action and a mass action in Texas and wrongful death actions in Illinois and Maine. CP removed all cases to U.S. federal court, and motions have been filed with respect to jurisdiction and venue.
In response to CP’s motion to withdraw the adversary proceedings from the U.S. Proceeding, the trustee maintained that Canadian law rather than U.S. law controlled, and the court found that if the federal regulations governed, the case was not complex enough to warrant withdrawal. CP moved to dismiss for want of personal jurisdiction, but that motion, which was heard on August 18, 2015, has been denied. Motions to dismiss on procedural grounds are pending in the private litigation. The parties recently stipulated that the bankruptcy adversary proceedings would be tried in district court before a jury.
Plans of arrangement have been approved both in the Canadian Proceeding and the U.S. Proceeding. These Plans provide for the distribution of a fund of approximately $440 million amongst those who claimed loss or damage as a result of the derailment and will release those parties which contributed to the fund from any further liability. The Plans also provide for broadly worded third-party releases and injunctions that prevent actions against settling parties. CP has not participated in the settlement and hence will not benefit from any third-party releases or injunctions. In addition, both Plans contain judgment reduction provisions. Pursuant to these provisions, in the event of a judgment against CP in a case arising from the Lac-Mégantic derailment, CP should receive a credit for the greater of (i) the settlement monies received by the plaintiff(s) for the claim, or (ii) the amount which, but for the third-party non-debtor injunctions, CP would have been entitled to obtain from third parties other than MMA and MMAC through contribution or indemnification. CP may also have rights to judgment reduction, as part of the contribution/indemnification credit, for the fault of MMA and/or MMAC. The provisions of the Plans also provide for a potential re-allocation of some aspects of the MMA Group’s liability among plaintiffs and non-settling parties.
Besides litigation that has now been commenced by wrongful death, personal injury, and property damage plaintiffs against CP in Maine, Texas, and Illinois, CP has received two damage to cargo notices of claims from the shipper of the oil on the derailed train, Western Petroleum. Western Petroleum submitted U.S. and Canadian notices of claims for the same damages and, under the Carmack Amendment (the U.S. damage to cargo statute), seeks to recover for all injuries associated with, and indemnification for all claims arising from, the derailment. Both jurisdictions permit a shipper to recover the value of damaged lading against any carrier in the delivery chain, subject to limitations in the carrier’s tariffs. CP’s tariffs significantly restrict shipper damage claim rights.
Western Petroleum is part of the World Fuel Services group, and those entities recently settled with the trustee. In connection with that settlement, Western Petroleum assigned to the bankruptcy trustee the right to delegate those cargo-related claims. To date the trustee has not so delegated, but he has indicated that the cargo claims will be assigned to the Trust to be formed to handle distributions of funds to wrongful death plaintiffs. Before the settlement, both the World Fuel Services group and the trustee maintained that Carmack liability extends beyond lading losses to cover all damages incurred by the World Fuel Services group or Irving Oil associated with the derailment. CP disputes this interpretation of the law. CP disputes this interpretation of damages to lading law and CP’s tariffs, if applicable, preclude such a result.
At this early stage of the legal proceedings, any potential liability and the quantum of potential loss cannot be determined. Nevertheless, CP denies liability for the MMA derailment and intends to vigorously defend itself in the proceedings described above and in any proceeding that may be commenced in the future.
Legal proceedings initiated by Canadian National Railway Company

On August 13, 2015, Canadian National Railway Company (“CN”) issued a statement of claim against the Company and an employee.  The statement of claim was amended on January 7, 2016 to include an additional employee and an officer of the Company. The principal allegations against the Company are that the Company obtained and benefited from certain confidential CN customer data. CN is seeking damages but has not yet provided evidence to substantiate its damages claim. The Company plans to defend this claim and the amount of loss, if any, to the Company as a result of the claim cannot be reasonably estimated.

28    Guarantees

In the normal course of operating the railway, the Company enters into contractual arrangements that involve providing certain guarantees, which extend over the term of the contracts. These guarantees include, but are not limited to:

•	residual value guarantees on operating lease commitments of $28 million at December 31, 2015;

•
guarantees to pay other parties in the event of the occurrence of specified events, including damage to equipment, in relation to assets used in the operation of the railway through operating leases, rental agreements, easements, trackage, and interline agreements; and

•	indemnifications of certain tax-related payments incurred by lessors and lenders.

The maximum amount that could be payable under these guarantees, excluding residual value guarantees, cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under guarantees to other parties in the event of the occurrence of specified events could be recoverable from other parties or through insurance. The Company has accrued for all guarantees that it expects to pay. At December 31, 2015, these accruals amounted to $4 million (2014 – $3 million), recorded in “Accounts payable and accrued liabilities”.

Indemnifications

Pursuant to a trust and custodial services agreement with the trustee of the Canadian Pacific Railway Company Pension Plan, the Company has undertaken to indemnify and save harmless the trustee, to the extent not paid by the fund, from any and all taxes, claims, liabilities, damages, costs, and expenses arising out of the performance of the trustee’s obligations under the agreement, except as a result of misconduct by the trustee. The indemnity includes liabilities, costs, or expenses relating to any legal reporting or notification obligations of the trustee with respect to the defined contribution option of the pension plans or otherwise with respect to the assets of the pension plans that are not part of the fund. The indemnity survives the termination or expiry of the agreement with respect to claims and liabilities arising prior to the termination or expiry. At December 31, 2015, the Company had not recorded a liability associated with this indemnification, as it does not expect to make any payments pertaining to it.

29    Segmented and geographic information

Operating segment

The Company operates in only one operating segment: rail transportation. Operating results by geographic areas, railway corridors or other lower level components or units of operation are not reviewed by the Company’s chief operating decision maker to make decisions about the allocation of resources to, or the assessment of performance of, such geographic areas, corridors, components or units of operation.

In the years ended December 31, 2015, 2014, and 2013, no one customer comprised more than 10% of total revenues and accounts receivable.

Geographic information

(in millions of Canadian dollars)	Canada	United States	Total
2015
Revenues	$4,662	$2,050	$6,712
Long-term assets excluding financial instruments, mortgages receivable, and deferred tax assets	$10,630	$6,068	$16,698
2014
Revenues	$4,655	$1,965	$6,620
Long-term assets excluding financial instruments, mortgages receivable, and deferred tax assets	$10,114	$4,733	$14,847
2013
Revenues	$4,330	$1,803	$6,133
Long-term assets excluding financial instruments, mortgages receivable, and deferred tax assets	$9,842	$4,237	$14,079
30 Selected quarterly data (unaudited)

For the quarter ended	2015				2014
(in millions of Canadian dollars, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$1,687	$1,709	$1,651	$1,665	$1,760	$1,670	$1,681	$1,509
Operating income	677	753	646	612	708	621	587	423
Net income	319	323	390	320	451	400	371	254
Basic earnings per share(1)	$2.09	$2.05	$2.38	$1.94	$2.66	$2.33	$2.13	$1.45
Diluted earnings per share	2.08	2.04	2.36	1.92	2.63	2.31	2.11	1.44
(1) Per share net income for the four quarters combined may not equal the per share net income for the year due to rounding.

31 Condensed consolidating financial information

Canadian Pacific Railway Company,  a 100%-owned subsidiary of Canadian Pacific Railway Limited (“CPRL”), is the issuer of certain debt securities, which are fully and unconditionally guaranteed by CPRL. The following tables present condensed consolidating financial information (“CCFI”) in accordance with Rule 3-10(c) of Regulation S-X.

Investments in subsidiaries are accounted for under the equity method when presenting the CCFI.

The tables include all adjustments necessary to reconcile the CCFI on a consolidated basis to CPRL’s consolidated financial statements for the periods presented.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$4,532	$2,020	$—	$6,552
Non-freight	—	128	363	(331)	160
Total revenues	—	4,660	2,383	(331)	6,712
Operating expenses
Compensation and benefits	—	943	428	—	1,371
Fuel	—	549	159	—	708
Materials	—	148	36	—	184
Equipment rents	—	181	(7)	—	174
Depreciation and amortization	—	411	184	—	595
Purchased services and other	—	711	680	(331)	1,060
Gain on sale of Delaware & Hudson South	—	—	(68)	—	(68)
Total operating expenses	—	2,943	1,412	(331)	4,024
Operating income	—	1,717	971	—	2,688
Less:
Other income and charges	84	322	(71)	—	335
Net interest (income) expense	(5)	447	(48)	—	394
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(79)	948	1,090	—	1,959
Less: Income tax (recovery) expense	(21)	303	325	—	607
Add: Equity in net earnings of subsidiaries	1,410	765	—	(2,175)	—
Net income	$1,352	$1,410	$765	$(2,175)	$1,352

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2014

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$4,524	$1,940	$—	$6,464
Non-freight	—	130	357	(331)	156
Total revenues	—	4,654	2,297	(331)	6,620
Operating expenses
Compensation and benefits	—	945	403	—	1,348
Fuel	—	779	269	—	1,048
Materials	—	156	37	—	193
Equipment rents	—	137	18	—	155
Depreciation and amortization	—	396	156	—	552
Purchased services and other	—	706	610	(331)	985
Total operating expenses	—	3,119	1,493	(331)	4,281
Operating income	—	1,535	804	—	2,339
Less:
Other income and charges	3	46	(30)	—	19
Net interest expense	—	250	32	—	282
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(3)	1,239	802	—	2,038
Less: Income tax (recovery) expense	(1)	320	243	—	562
Add: Equity in net earnings of subsidiaries	1,478	559	—	(2,037)	—
Net income	$1,476	$1,478	$559	$(2,037)	$1,476

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2013

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$4,201	$1,781	$—	$5,982
Non-freight	—	128	364	(341)	151
Total revenues	—	4,329	2,145	(341)	6,133
Operating expenses
Compensation and benefits	—	1,021	357	—	1,378
Fuel	—	751	253	—	1,004
Materials	—	125	35	—	160
Equipment rents	—	150	23	—	173
Depreciation and amortization	—	416	149	—	565
Purchased services and other	—	690	649	(341)	998
Asset impairment	—	—	435	—	435
Total operating expenses	—	3,153	1,901	(341)	4,713
Operating income	—	1,176	244	—	1,420
Less:
Other income and charges	1	28	(12)	—	17
Net interest (income) expense	(1)	211	68	—	278
Income before income tax expense and equity in net earnings of subsidiaries	—	937	188	—	1,125
Less: Income tax expense	—	243	7	—	250
Add: Equity in net earnings of subsidiaries	875	181	—	(1,056)	—
Net income	$875	$875	$181	$(1,056)	$875

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,352	$1,410	$765	$(2,175)	$1,352
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(757)	671	—	(86)
Change in derivatives designated as cash flow hedges	—	(69)	—	—	(69)
Change in pension and post-retirement defined benefit plans	—	1,061	(2)	—	1,059
Other comprehensive income before income taxes	—	235	669	—	904
Income tax (expense) recovery on above items	—	(163)	1	—	(162)
Equity accounted investments	742	670	—	(1,412)	—
Other comprehensive income	742	742	670	(1,412)	742
Comprehensive income	$2,094	$2,152	$1,435	$(3,587)	$2,094

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2014

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,476	$1,478	$559	$(2,037)	$1,476
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(316)	284	—	(32)
Change in derivatives designated as cash flow hedges	—	(49)	—	—	(49)
Change in pension and post-retirement defined benefit plans	—	(908)	(33)	—	(941)
Other comprehensive (loss) income before income taxes	—	(1,273)	251	—	(1,022)
Income tax recovery on above items	—	293	13	—	306
Equity accounted investments	(716)	264	—	452	—
Other comprehensive (loss) income	(716)	(716)	264	452	(716)
Comprehensive income	$760	$762	$823	$(1,585)	$760

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2013

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$875	$875	$181	$(1,056)	$875
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(219)	222	—	3
Change in derivatives designated as cash flow hedges	—	(1)	—	—	(1)
Change in pension and post-retirement defined benefit plans	—	1,631	50	—	1,681
Other comprehensive income before income taxes	—	1,411	272	—	1,683
Income tax recovery on above items	—	(400)	(18)	—	(418)
Equity accounted investments	1,265	254	—	(1,519)	—
Other comprehensive income	1,265	1,265	254	(1,519)	1,265
Comprehensive income	$2,140	$2,140	$435	$(2,575)	$2,140

CONDENSED CONSOLIDATING BALANCE SHEETS
AS AT DECEMBER 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$502	$148	$—	$650
Accounts receivable, net	—	452	193	—	645
Accounts receivable, inter-company	59	105	265	(429)	—
Short-term advances to affiliates	—	75	3,483	(3,558)	—
Materials and supplies	—	154	34	—	188
Other current assets	—	37	17	—	54
	59	1,325	4,140	(3,987)	1,537
Long-term advances to affiliates	501	207	376	(1,084)	—
Investments	—	22	130	—	152
Investments in subsidiaries	7,518	9,832	—	(17,350)	—
Properties	—	8,481	7,792	—	16,273
Goodwill and intangible assets	—	3	208	—	211
Pension asset	—	1,401	—	—	1,401
Other assets	—	55	8	—	63
Deferred income taxes	25	—	—	(25)	—
Total assets	$8,103	$21,326	$12,654	$(22,446)	$19,637
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$54	$1,122	$241	$—	$1,417
Accounts payable, inter-company	—	325	104	(429)	—
Short-term advances from affiliates	3,253	230	75	(3,558)	—
Long-term debt maturing within one year	—	24	6	—	30
	3,307	1,701	426	(3,987)	1,447
Pension and other benefit liabilities	—	676	82	—	758
Long-term advances from affiliates	—	877	207	(1,084)	—
Other long-term liabilities	—	186	132	—	318
Long-term debt	—	8,863	64	—	8,927
Deferred income taxes	—	1,505	1,911	(25)	3,391
Total liabilities	3,307	13,808	2,822	(5,096)	14,841
Shareholders’ equity
Share capital	2,058	1,037	5,465	(6,502)	2,058
Additional paid-in capital	43	1,568	613	(2,181)	43
Accumulated other comprehensive (loss) income	(1,477)	(1,477)	840	637	(1,477)
Retained earnings	4,172	6,390	2,914	(9,304)	4,172
	4,796	7,518	9,832	(17,350)	4,796
Total liabilities and shareholders’ equity	$8,103	$21,326	$12,654	$(22,446)	$19,637

CONDENSED CONSOLIDATING BALANCE SHEETS
AS AT DECEMBER 31, 2014

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$152	$74	$—	$226
Accounts receivable, net	—	490	212	—	702
Accounts receivable, inter-company	58	147	230	(435)	—
Short-term advances to affiliates	—	170	1,974	(2,144)	—
Materials and supplies	—	137	40	—	177
Other current assets	—	27	89	—	116
	58	1,123	2,619	(2,579)	1,221
Long-term advances to affiliates	1	207	1,316	(1,524)	—
Investments	—	15	97	—	112
Investments in subsidiaries	7,618	8,231	—	(15,849)	—
Properties	—	7,976	6,462	—	14,438
Assets held for sale	—	8	174	—	182
Goodwill and intangible assets	—	—	176	—	176
Pension asset	—	304	—	—	304
Other assets	—	94	23	—	117
Deferred income taxes	4	15	37	(56)	—
Total assets	$7,681	$17,973	$10,904	$(20,008)	$16,550
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$97	$896	$284	$—	$1,277
Accounts payable, inter-company	—	288	147	(435)	—
Short-term advances from affiliates	1,974	—	170	(2,144)	—
Long-term debt maturing within one year	—	91	43	—	134
	2,071	1,275	644	(2,579)	1,411
Pension and other benefit liabilities	—	692	63	—	755
Long-term advances from affiliates	—	1,316	208	(1,524)	—
Other long-term liabilities	—	286	146	—	432
Long-term debt	—	5,570	55	—	5,625
Deferred income taxes	—	1,216	1,557	(56)	2,717
Total liabilities	2,071	10,355	2,673	(4,159)	10,940
Shareholders’ equity
Share capital	2,185	1,037	5,122	(6,159)	2,185
Additional paid-in capital	36	1,547	569	(2,116)	36
Accumulated other comprehensive loss	(2,219)	(2,219)	170	2,049	(2,219)
Retained earnings	5,608	7,253	2,370	(9,623)	5,608
	5,610	7,618	8,231	(15,849)	5,610
Total liabilities and shareholders’ equity	$7,681	$17,973	$10,904	$(20,008)	$16,550

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$2,283	$1,650	$1,074	$(2,548)	$2,459
Investing activities
Additions to properties	—	(766)	(756)	—	(1,522)
Proceeds from the sale of Delaware & Hudson South	—	—	281	—	281
Proceeds from sale of properties and other assets	—	103	11	—	114
Advances to affiliates	(1,133)	(311)	(1,820)	3,264	—
Repayment of advances to affiliates	—	804	1,000	(1,804)	—
Capital contributions to affiliates	—	(1,655)	—	1,655	—
Repurchase of share capital from affiliates	—	1,210	—	(1,210)	—
Other	—	6	(2)	—	4
Cash used in investing activities	(1,133)	(609)	(1,286)	1,905	(1,123)
Financing activities
Dividends paid	(226)	(2,272)	(276)	2,548	(226)
Issuance of share capital	—	—	1,655	(1,655)	—
Return of share capital to affiliates	—	—	(1,210)	1,210	—
Issuance of CP Common Shares	43	—	—	—	43
Purchase of CP Common Shares	(2,787)	—	—	—	(2,787)
Issuance of long-term debt, excluding commercial paper	—	3,411	—	—	3,411
Repayment of long-term debt, excluding commercial paper	—	(461)	(44)	—	(505)
Net repayment of commercial paper	—	(893)	—	—	(893)
Advances from affiliates	1,820	500	944	(3,264)	—
Repayment of advances from affiliates	—	(1,000)	(804)	1,804	—
Cash (used in) provided by financing activities	(1,150)	(715)	265	643	(957)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	24	21	—	45
Cash position
Increase in cash and cash equivalents	—	350	74	—	424
Cash and cash equivalents at beginning of year	—	152	74	—	226
Cash and cash equivalents at end of year	$—	$502	$148	$—	$650

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$183	$1,684	$604	$(348)	$2,123
Investing activities
Additions to properties	—	(816)	(702)	69	(1,449)
Proceeds from the sale of west end of Dakota, Minnesota and Eastern Railroad	—	—	236	—	236
Proceeds from sale of properties and other assets	—	116	5	(69)	52
Advances to affiliates	—	(611)	(2,636)	3,247	—
Repayment of advances to affiliates	—	2,167	1,592	(3,759)	—
Capital contributions to affiliates	—	(2,927)	—	2,927	—
Change in restricted cash and cash equivalents used to collateralize letters of credit	—	411	—	—	411
Other	—	2	(2)	—	—
Cash used in investing activities	—	(1,658)	(1,507)	2,415	(750)
Financing activities
Dividends paid	(244)	(182)	(166)	348	(244)
Issuance of share capital	—	—	2,927	(2,927)	—
Issuance of CP Common Shares	62	—	—	—	62
Purchase of CP Common Shares	(2,050)	—	—	—	(2,050)
Repayment of long-term debt, excluding commercial paper	—	(174)	(9)	—	(183)
Net issuance of commercial paper	—	771	—	—	771
Settlement of foreign exchange forward on long-term debt	—	17	—	—	17
Advances from affiliates	2,049	1,198	—	(3,247)	—
Repayment of advances from affiliates	—	(1,592)	(2,167)	3,759	—
Other	—	—	(3)	—	(3)
Cash (used in) provided by financing activities	(183)	38	582	(2,067)	(1,630)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(3)	10	—	7
Cash position
Increase (decrease) in cash and cash equivalents	—	61	(311)	—	(250)
Cash and cash equivalents at beginning of year	—	91	385	—	476
Cash and cash equivalents at end of year	$—	$152	$74	$—	$226

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$123	$1,327	$707	$(207)	$1,950
Investing activities
Additions to properties	—	(882)	(470)	116	(1,236)
Proceeds from sale of properties and other assets	—	65	124	(116)	73
Advances to affiliates	—	—	(137)	137	—
Repayment of advances to affiliates	—	—	84	(84)	—
Capital contributions to affiliates	—	(100)	—	100	—
Change in restricted cash and cash equivalents used to collateralize letters of credit	—	(411)	—	—	(411)
Other	—	(21)	(2)	—	(23)
Cash used in investing activities	—	(1,349)	(401)	153	(1,597)
Financing activities
Dividends paid	(244)	(123)	(84)	207	(244)
Issuance of share capital	—	—	100	(100)	—
Issuance of CP Common Shares	83	—	—	—	83
Issuance of long-term debt, excluding commercial paper	—	60	(60)	—	—
Repayment of long-term debt, excluding commercial paper	—	(48)	(8)	—	(56)
Advances from affiliates	38	99	—	(137)	—
Repayment of advances from affiliates	—	(84)	—	84	—
Other	—	(3)	—	—	(3)
Cash used in financing activities	(123)	(99)	(52)	54	(220)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	1	9	—	10
Cash position
(Decrease) increase in cash and cash equivalents	—	(120)	263	—	143
Cash and cash equivalents at beginning of year	—	211	122	—	333
Cash and cash equivalents at end of year	$—	$91	$385	$—	$476

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation was carried out under the supervision of and with the participation of CP's management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in reports that they file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

The effect of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte LLP, the Company's independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

During the year, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Canadian Pacific Railway Limited:

We have audited the internal control over financial reporting of Canadian Pacific Railway Limited and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants
February 29, 2016
Calgary, Canada

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement filed with the SEC on February 29, 2016 (the “Proxy Statement”).

Directors of Registrant
The information regarding directors is included in the Nominees for Election to the Board section of the Proxy Statement and is incorporated herein by reference.

The information regarding the Audit Committee is included in the Statement of Corporate Governance section of the Proxy Statement and is incorporated herein by reference.

Executive Officers of Registrant
The information regarding executive officers is included in Part I of this report under Executive Officers of the Registrant, following Item 4. Mine Safety Disclosures.

Compliance with Section 16(a) of the Exchange Act
The information regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in Section 16(a) Beneficial Ownership Reporting Compliance section of the Proxy Statement and is incorporated herein by reference.

Code of Ethics for Chief Executive Officer and Senior Financial Officers
The Board of Directors of CP has adopted the Code of Ethics for the Chief Executive Officer and Senior Financial Officers, which is accessible through CP's website at http://www.cpr.ca/en/about-cp/corporate-governance. All amendments to the code, and all waivers of the code with respect to any of the officers covered by it, will be posted on CP’s website and provided in print to any person who requests them.

ITEM 11. EXECUTIVE COMPENSATION

In accordance with Instruction G(3) of Form 10-K, the information required by this item regarding executive compensation is included in the Statement of Executive Compensation section of the Proxy Statement and is incorporated herein by reference.

The information regarding the Compensation Committee is included in the Report of the Management Resources and Compensation Committee section of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with Instruction G(3) of Form 10-K, the information required by this item is included in the Management Stock Option Incentive Plan section and the Security Ownership of Certain Beneficial Owners and Management section of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with Instruction G(3) of Form 10-K, the information require by this item regarding director independence and transactions with related persons is included in the Statement of Corporate Governance section and the Nominees for Election to the Board section of the Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with Instruction G(3) of Form 10-K, the information required by this item regarding the fees billed by the independent registered public accounting firm and the nature of services comprising the fees is included in the Statement of Corporate Governance section of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Financial Statements

The financial statements filed as part of this filing are listed on the Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(b)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

(in millions of Canadian dollars)	Beginning balance at January 1	Additions charged to expenses	Payments and other reductions	Impact of FX	Ending balance at December 31
Accruals for legal, personal injury and casualty-related claims(1)
2013	$172	$62	$(84)	$3	$153
2014	$153	$32	$(38)	$3	$150
2015	$150	$79	$(102)	$6	$133
Environmental liabilities
2013	$89	$6	$(9)	$4	$90
2014	$90	$4	$(9)	$6	$91
2015	$91	$7	$(17)	$12	$93
(1) Includes WCB, FELA, occupational, foreign car damage and property & lading damage claims.

(c)	Exhibits

Exhibits are listed in the exhibit index below. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

Exhibit	Description
3	Articles of incorporation and Bylaws:
3.1**
Restated Certificate and Articles of Incorporation of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 99.2 to Canadian Pacific Railway Limited’s Form 6-K filed with the Securities and Exchange Commission on October 22, 2015, File No. 001-01342).

3.2**
By-law No. 1, as amended, of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 1 to Canadian Pacific Railway Limited’s Form 6-K filed with the Securities and Exchange Commission on May 22, 2009, File No. 001-01342).

3.3**
By-law No. 2 of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 99.1 to Canadian Pacific Railway Limited’s Form 6-K filed with the Securities and Exchange Commission on March 13, 2015, File No. 001-01342).

3.4**
General By-law, as amended, of Canadian Pacific Railway Company, a wholly owned subsidiary of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 2 to Canadian Pacific Railway Limited’s Form 6-K filed with the Securities and Exchange Commission on May 22, 2009, File No. 001-01342).

4	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1**	Indenture dated as of May 8, 2007 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.2**	First Supplemental Indenture dated as of May 8, 2007 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.3**	Second Supplemental Indenture dated as of May 20, 2008 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.4**	Third Supplemental Indenture dated as of May 15, 2009 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.5**	Fourth Supplemental Indenture dated as of September 23, 2010 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.6**	Fifth Supplemental Indenture dated as of December 1, 2011 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.7**	Sixth Supplemental Indenture dated as of February 2, 2015 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.8**	Seventh Supplemental Indenture dated as of August 3, 2015 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.9**	Eighth Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and The Bank of New York Mellon.
4.10**	Indenture dated as of October 30, 2001 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.11**	First Supplemental Indenture dated as of April 23, 2004 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.12**	Second Supplemental Indenture dated as of October 12, 2011 between Canadian Pacific Railway Limited and The Bank of New York Mellon.
4.13**	Third Supplemental Indenture dated as of October 13, 2011 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.14**	Fourth Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and The Bank of New York Mellon.
4.15**	Indenture dated as of July 15, 1991 between Canadian Pacific Railway Company and Harris Trust and Savings Bank.
4.16**	First Supplemental Indenture dated as of July 1, 1996 between Canadian Pacific Railway Company and Harris Trust and Savings Bank.
4.17**
Second Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and The Bank of New York Mellon (as successor in interest to Harris Trust and Savings Bank).

4.18**	Indenture dated as of May 23, 2008 between Canadian Pacific Railway Company and Computershare Trust Company of Canada.
4.19**	First Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and Computershare Trust Company of Canada.

4.20**
Indenture dated as of September 11, 2015, from Canadian Pacific Railway Company to Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 99.1 to Canadian Pacific Railway Limited’s Registration Statement on Form 6-K filed with the Securities and Exchange Commission on September 14, 2015, File No. 001-01342).

4.21**	First Supplemental Indenture dated as of September 11, 2015 between Canadian Pacific Railway Company and The Bank of New York Mellon.
4.22**	Second Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and The Bank of New York Mellon.
4.23**	Guarantee of Canadian Pacific Railway Company’s Perpetual 4% Consolidated Debenture Stock dated as of December 18, 2015, between Canadian Pacific Railway Limited and Canadian Pacific Railway Company.
10	Material Contracts:
10.1*,**
CP 401(k) Savings Plan, as amended and restated effective October 27, 2014 (incorporated by reference to Exhibit 4.5 to Canadian Pacific Railway Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2015, File No. 333-208647).

10.2*,**
Stand-Alone Option Agreement dated February 4, 2013 between the Registrant and Keith Creel (incorporated by reference to Exhibit 4.2 to Canadian Pacific Railway Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 24, 2013, File No. 333-188827).

10.3*,**	Performance Share Unit Plan for Eligible Employees of Canadian Pacific Railway Limited, adopted with effect from February 17, 2009, as amended February 22, 2013, April 30, 2014 and February 18, 2015.
10.4*,**	Canadian Pacific Railway Limited Amended and Restated Management Stock Option Incentive Plan, as amended and restated effective November 19, 2015.
10.5*,**
Canadian Pacific Railway Limited Employee Share Purchase Plan (U.S.) dated July 1, 2006 ("ESPP (U.S.)"), and Amendment to the ESPP (U.S.) effective January 1, 2015, and Amendment to the ESPP (U.S.) January 1, 2016.

10.6*,**
Stand-Alone Option Agreement dated June 26, 2012 between the Registrant and E. Hunter Harrison (incorporated by reference to Exhibit 4.2 to Canadian Pacific Railway Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 2012, File No. 333-183891).

10.7*,**	Directors' Stock Option Plan, effective October 1, 2001.
10.8*,**	Directors' Deferred Share Unit Plan, as amended effective July 1, 2013.
10.9*,**	Senior Executives' Deferred Share Unit Plan, effective as of January 1, 2001, as amended September 6, 2012.
10.10*,**
Canadian Pacific Railway Limited Employee Share Purchase Plan (Canada) dated July 1, 2006 ("ESPP (Canada)"), and Amendment to the ESPP (Canada) effective January 1, 2013, and Amendment to the ESPP (Canada) effective November 5, 2013, and Amendment to the ESPP (Canada) effective July 17, 2014.

10.11*,**	Canadian Pacific U.S. Salaried Retirement Income Plan, as restated effective January 1, 2015.
10.12*,**
Canadian Pacific U.S. Supplemental Executive Retirement Plan, effective January 1, 2013 ("CPUSERP"), and First Amendment to the CPUSERP effective November 14, 2013, and Second Amendment to the CPUSERP effective January 1, 2014.

10.13*,**	Restricted Share Unit Plan for Eligible Employees of Canadian Pacific Railway Limited, effective August 2, 2011, as amended February 21, 2013.
10.14*,**	Short Term Incentive Plan for Non-Unionized Employees (Canada) and US Salaried Employees, effective January 1, 2014.
10.15*,**	Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.16*,**
Amendment Number 1, effective July 1, 2010, to the Defined Contribution Provisions (Appendix B) of the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.

10.17*,**
Amendment Number 2, effective April 1, 2011, to the Defined Contribution Provisions (Appendix B) of the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.

10.18*,**
Amendment Number 3, effective January 1, 2013, to the Defined Contribution Provisions (Appendix B) of the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.

10.19*,**	Amendment Number 1 to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009, approved by the Board of Directors on December 16, 2009.
10.20*,**	Amendment Number 2, effective January 1, 2010, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.21*,**	Amendment Number 3, effective January 1, 2010, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.

10.22*,**	Amendment Number 4, effective January 1, 2011, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.23*,**	Amendment Number 5, effective January 1, 2011, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.24*,**	Amendment Number 6, effective October 1, 2012, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.25*,**	Amendment Number 7, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.26*,**	Amendment Number 8, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.27*,**	Amendment Number 9, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.28*,**	Amendment Number 10, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.29*,**	Amendment Number 11, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.30*,**	Amendment Number 12, effective January 1, 2015, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.31*,**	Amendment Number 13, effective January 1, 2015, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009.
10.32*,**	Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules), effective June 1, 2013.
10.33*,**	Amendment Number 1, effective June 1, 2013, to the Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules), effective June 1, 2013.
10.34*,**	Amendment Number 2, effective January 1, 2015, to the Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules) effective January 1, 2015.
10.35*,**	Canadian Pacific Supplemental Executive Retirement Plan, effective January 1, 2011.
10.36*,**	Executive Employment Agreement between Canadian Pacific Railway Company and Hunter Harrison, effective as of June 28, 2012.
10.37*,**	Amendment dated as of May 5, 2014, to the Executive Employment Agreement between Canadian Pacific Railway Company and Hunter Harrison, effective as of June 28, 2012.
10.38*,**	Executive Employment Agreement between Canadian Pacific Railway Company, Soo Line Railroad Company and Keith Creel, effective as of February 5, 2013.
10.39*,**	Amendment dated August 10, 2015, to the Executive Employment Agreement between Canadian Pacific Railway Company, Soo Line Railroad Company and Keith Creel, effective as of February 5, 2013.
10.40*,**	Offer of Employment Letter to Mark Erceg dated April 30, 2015.
10.41*,**	Change in Control Agreement between Canadian Pacific Railway Company and Mark Erceg made as of May 18, 2015.
10.42*,**	Offer of Employment Letter to Mark Wallace dated July 16, 2012.
10.43*,**	Change in Control Agreement between Canadian Pacific Railway Company and Mark Wallace made as of May 1, 2014.
10.44*,**	Offer of Employment Letter to Laird Pitz dated March 7, 2014.
10.45**
Credit Agreement dated as of September 26, 2014 among Canadian Pacific Railway Company and CPR Securities Limited, as borrowers, Canadian Pacific Railway Limited, as covenantor, the Financial Institutions that are signatories to the Credit Agreement, as Lenders, the Royal Bank of Canada, as Administrative Agent, RBC Capital Markets, J.P. Morgan Securities LLC, TD Securities, Morgan Stanley MUFG Loan Partners, LLC and Citibank, N.A., Canadian Branch, as Co-Lead Arrangers, RBC Capital Markets and J.P. Morgan Securities LLC, as Joint Bookrunners, J.P. Morgan Chase Bank, N.A., as Syndication Agent, The Toronto-Dominion Bank, Morgan Stanley MUFG Loan Partners, LLC and Citibank, N.A., Canadian Branch, as Co-Documentation Agents.

10.46**
First Amending Agreement dated as of June 15, 2015, to the Credit Agreement dated September 26, 2014, among Canadian Pacific Railway Company and CPR Securities Limited, as borrowers, Canadian Pacific Railway Limited, as covenantor, the signatories to this First Amending Agreement to the Credit Agreement, as Lenders, the Royal Bank of Canada, as Administrative Agent.

10.47**
Second Amending Agreement dated as of September 17, 2015, to the Credit Agreement dated September 26, 2014, among Canadian Pacific Railway Company and CPR Securities Limited, as borrowers, Canadian Pacific Railway Limited, as covenantor, the signatories to the Second Amending Agreement to this Credit Agreement, as Lenders, the Royal Bank of Canada, as Administrative Agent.

12.1**	Ratio of earnings to fixed charges
21.1**	Subsidiaries of the registrant
23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of attorney (included on the signature pages of this Form 10-K)
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
99.1**	Annual CEO Certification pursuant to NYSE Rule 303A.12(a)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Consolidated Statements of Income of each of the years ended December 31, 2015, 2014, and 2013; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2015, 2014, and 2013; (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013; (v) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2015, 2014, and 2013; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement
**Filed with this Statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ E. HUNTER HARRISON
E. Hunter Harrison
Chief Executive Officer
Dated: February 29, 2016

POWER OF ATTORNEY

Each of the undersigned do hereby appoint each of Mark J. Erceg and Jeffrey J. Ellis, his or her true and lawful attorney-in-fact and agent, to sign on his or her behalf the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015, and any and all amendments thereto, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 29, 2016.

Signature	Title
/s/ E. HUNTER HARRISON	Chief Executive Officer and Director
E. Hunter Harrison	(Principal Executive Officer)

/s/ MARK J. ERCEG	Executive Vice President and Chief Financial Officer
Mark J. Erceg	(Principal Financial Officer)

/s/ JEFFREY D. KAMPSEN	Vice President and Controller
Jeffrey D. Kampsen

/s/ ANDREW F. REARDON	Chairman of the Board of Directors
Andrew F. Reardon

/s/ WILLIAM A. ACKMAN	Director
William A. Ackman

/s/ JOHN R. BAIRD	Director
John R. Baird

/s/ ISABELLE COURVILLE	Director
Isabelle Courville

/s/ KEITH E. CREEL	Director
Keith E. Creel

/s/ REBECCA MACDONALD	Director
Rebecca MacDonald

/s/ DR. ANTHONY R. MELMAN	Director
Dr. Anthony R. Melman

/s/ MATTHEW H. PAULL	Director
Matthew H. Paull