Form 10-Q
period 2016-03-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2016-04-20
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-01342
Canadian Pacific Railway Limited
(Exact name of registrant as specified in its charter)

Canada	98-0355078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7550 Ogden Dale Road S.E. Calgary, Alberta, Canada	T2C 4X9
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 18, 2016, there were 153,059,426 shares of the registrant’s Common Stock outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2016	2015
Revenues
Freight	$1,548	$1,630
Non-freight	43	35
Total revenues	1,591	1,665
Operating expenses
Compensation and benefits	329	378
Fuel	125	195
Materials	56	52
Equipment rents	45	42
Depreciation and amortization	162	146
Purchased services and other (Note 4)	221	240
Total operating expenses	938	1,053

Operating income	653	612
Less:
Other income and charges (Note 5)	(181)	73
Net interest expense	124	85
Income before income tax expense	710	454
Income tax expense (Note 6)	170	134
Net income	$540	$320

Earnings per share (Note 7)
Basic earnings per share	$3.53	$1.94
Diluted earnings per share	$3.51	$1.92

Weighted-average number of shares (millions) (Note 7)
Basic	153.0	164.9
Diluted	153.8	166.3

Dividends declared per share (Note 14)	$0.3500	$0.3500
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2016	2015
Net income	$540	$320
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	37	(37)
Change in derivatives designated as cash flow hedges	(47)	(69)
Change in pension and post-retirement defined benefit plans	47	72
Other comprehensive income (loss) before income taxes	37	(34)
Income tax (expense) recovery on above items	(41)	46
Other comprehensive (loss) income (Note 3)	(4)	12
Comprehensive income	$536	$332
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2016	2015
Assets
Current assets
Cash and cash equivalents	$571	$650
Accounts receivable, net	629	645
Materials and supplies	181	188
Other current assets	69	54
	1,450	1,537
Investments	148	152
Properties	16,013	16,273
Goodwill and intangible assets	196	211
Pension asset	1,489	1,401
Other assets	53	63
Total assets	$19,349	$19,637
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,143	$1,417
Long-term debt maturing within one year	23	30
	1,166	1,447
Pension and other benefit liabilities	750	758
Other long-term liabilities	291	318
Long-term debt	8,430	8,927
Deferred income taxes	3,422	3,391
Total liabilities	14,059	14,841
Shareholders’ equity
Share capital	2,065	2,058
Additional paid-in capital	48	43
Accumulated other comprehensive loss (Note 3)	(1,481)	(1,477)
Retained earnings	4,658	4,172
	5,290	4,796
Total liabilities and shareholders’ equity	$19,349	$19,637
Contingencies (Note 12)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2016	2015
Operating activities
Net income	$540	$320
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	162	146
Deferred income taxes (Note 6)	93	32
Pension funding in excess of expense (Note 11)	(42)	(10)
Foreign exchange (gain) loss on long-term debt (Note 5)	(181)	64
Other operating activities, net	(66)	(41)
Change in non-cash working capital balances related to operations	(288)	44
Cash provided by operating activities	218	555
Investing activities
Additions to properties	(278)	(263)
Proceeds from sale of properties and other assets (Note 4)	60	52
Other	—	20
Cash used in investing activities	(218)	(191)
Financing activities
Dividends paid	(54)	(58)
Issuance of CP Common Shares	5	16
Purchase of CP Common Shares (Note 8)	—	(529)
Issuance of long-term debt, excluding commercial paper	—	810
Repayment of long-term debt, excluding commercial paper	(11)	(58)
Net repayment of commercial paper	—	(593)
Other	(2)	—
Cash used in financing activities	(62)	(412)

Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(17)	6
Cash position
Decrease in cash and cash equivalents	(79)	(42)
Cash and cash equivalents at beginning of period	650	226
Cash and cash equivalents at end of period	$571	$184

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$192	$(3)
Interest paid	$155	$67
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars except common share amounts)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2016	153.0	$2,058	$43	$(1,477)	$4,172	$4,796
Net income	—	—	—	—	540	540
Other comprehensive loss (Note 3)	—	—	—	(4)	—	(4)
Dividends declared	—	—	—	—	(54)	(54)
Effect of stock-based compensation expense	—	—	6	—	—	6
Shares issued under stock option plan	—	7	(1)	—	—	6
Balance at March 31, 2016	153.0	$2,065	$48	$(1,481)	$4,658	$5,290
Balance at January 1, 2015	166.1	$2,185	$36	$(2,219)	$5,608	$5,610
Net income	—	—	—	—	320	320
Other comprehensive income (Note 3)	—	—	—	12	—	12
Dividends declared	—	—	—	—	(57)	(57)
Effect of stock-based compensation expense	—	—	6	—	—	6
CP Common Shares repurchased (Note 8)	(2.3)	(29)	—	—	(461)	(490)
Shares issued under stock option plan	0.2	21	(4)	—	—	17
Balance at March 31, 2015	164.0	$2,177	$38	$(2,207)	$5,410	$5,418
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

1    Basis of presentation

These unaudited interim consolidated financial statements of Canadian Pacific Railway Limited (“CP”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2015 annual consolidated financial statements and notes included in CP's 2015 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing the 2015 annual consolidated financial statements, except for the newly adopted accounting policy discussed in Note 2.

CP's operations can be affected by seasonal fluctuations such as changes in customer demand and weather-related issues. This seasonality could impact quarter-over-quarter comparisons.

In management’s opinion, the unaudited interim consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

2    Accounting Changes

Implemented in 2016
Amendments to the Consolidation Analysis

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis under FASB Accounting Standards Codification ("ASC") Topic 810 Consolidation. The amendments required reporting entities to evaluate whether they should consolidate certain legal entities under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminated the presumption that a general partner should consolidate a limited partnership and affected the consolidation analysis of reporting entities involved with VIEs, particularly those that have fee arrangements and related party relationships. This ASU was effective for public entities for fiscal years, and interim periods within those years, beginning on or after December 15, 2015. Entities had the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. The Company evaluated all arrangements that might give rise to a VIE and all existing VIEs; no changes to disclosure or financial statement presentation were required as a result of this evaluation.

Future changes
Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The new FASB ASC Topic 842 Leases supersedes the lease recognition and measurement requirements in Topic 840 Leases. This new standard requires recognition of right-of-use assets and lease liabilities by lessees for those leases classified as finance and operating leases with a maximum term exceeding 12 months. This ASU will be effective for public entities for fiscal years, and interim periods within those years, beginning on or after December 15, 2018. Entities are required to use a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact adoption of this ASU will have on the consolidated financial statements.

Revenue from Contracts with Customers

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606. The amendments clarify the principal versus agent guidance in determining whether to recognize revenue on a gross or net basis. The amendments are effective for public entities for annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact adoption of this ASU will have on the consolidated financial statements.

Compensation - Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, under ASC Topic 718. The amendments clarify the guidance relating to treatment of excess tax benefits and deficiencies, acceptable forfeiture rate policies, and treatment of cash paid by an employer when directly withholding shares for tax-withholding purposes and the requirement to treat such cash flows as a financing activity. This ASU will be effective for public entities for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact adoption of this ASU will have on the consolidated financial statements.

3    Changes in accumulated other comprehensive loss ("AOCL") by component

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post-retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2016	$129	$(102)	$(1,504)	$(1,477)
Other comprehensive (loss) income before reclassifications	(4)	(36)	—	(40)
Amounts reclassified from accumulated other comprehensive loss	—	2	34	36
Net current-period other comprehensive (loss) income	(4)	(34)	34	(4)
Closing balance, March 31, 2016	$125	$(136)	$(1,470)	$(1,481)
Opening balance, January 1, 2015	$115	$(52)	$(2,282)	$(2,219)
Other comprehensive income (loss) before reclassifications	10	(52)	5	(37)
Amounts reclassified from accumulated other comprehensive loss	—	1	48	49
Net current-period other comprehensive income (loss)	10	(51)	53	12
Closing balance, March 31, 2015	$125	$(103)	$(2,229)	$(2,207)
(1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL

	For the three months ended March 31
(in millions of Canadian dollars)	2016	2015
Amortization of prior service costs(a)	$(2)	$(1)
Recognition of net actuarial loss(a)	49	67
Total before income tax	47	66
Income tax recovery	(13)	(18)
Net of income tax	$34	$48
(a) Impacts Compensation and benefits on the Interim Consolidated Statements of Income.

4    Gain on sale of properties

Gain on sale of Arbutus Corridor

In March 2016, the Company announced the sale of CP’s Arbutus Corridor (the “Arbutus Corridor”) to the City of Vancouver for gross proceeds of $55 million. The agreement allows the Company to share in future proceeds on the eventual development and/or sale of certain parcels of the Arbutus Corridor. The Company recorded a gain on sale of $50 million before tax ($43 million after tax) from the transaction during the first quarter of 2016.

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

In the first quarter of 2015, CP reached a settlement with a third party that, following the sale of the building to an arm’s length third party, resulted in resolution of legal proceedings. CP received $59 million for the sale of the building which included repayment of the aforementioned loan to the judicial trustee and recorded a gain of $31 million ($27 million after tax).

5    Other income and charges

	For the three months ended March 31
(in millions of Canadian dollars)	2016	2015
Foreign exchange (gain) loss on long-term debt	$(181)	$64
Other foreign exchange (gains) losses	(7)	6
Other	7	3
Total other income and charges	$(181)	$73

6    Income taxes

	For the three months ended March 31
(in millions of Canadian dollars)	2016	2015
Current income tax expense	$77	$102
Deferred income tax expense	93	32
Income tax expense	$170	$134

The estimated 2016 annual effective tax rate for the first quarter, excluding the discrete item related to the foreign exchange gain of $181 million on the Company’s U.S. dollar-denominated debt, is 27.5%, similar to the estimate of 27.5% for the same period in 2015.

The effective tax rate in the first quarter, including discrete item, is 23.9%, compared to 29.5% for the same period in 2015.

7    Earnings per share

At March 31, 2016, the number of shares outstanding was 153.0 million (March 31, 2015 - 164.0 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period.

The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended March 31
(in millions)	2016	2015
Weighted-average basic shares outstanding	153.0	164.9
Dilutive effect of stock options	0.8	1.4
Weighted-average diluted shares outstanding	153.8	166.3

For the three months ended March 31, 2016, 445,991 options were excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2015 - 883 options).

8    Shareholders' equity

On March 11, 2014, the Company announced a new share repurchase program to implement a normal course issuer bid ("NCIB") to purchase, for cancellation, up to 5.3 million Common Shares before March 16, 2015. On September 29, 2014, the Company announced the amendment of the bid to increase the maximum number of its Common Shares that may be purchased from 5.3 million to 12.7 million of its outstanding Common Shares. The Company completed the purchase of 10.5 million Common Shares in 2014. An additional 2.2 million Common Shares were purchased for $490 million in the first quarter of 2015 prior to the March 16, 2015 expiry date of the program.

On March 16, 2015, the Company announced the renewal of its NCIB, commencing March 18, 2015, to purchase up to 9.14 million of its outstanding Common Shares for cancellation before March 17, 2016. On August 31, 2015, the Company amended the NCIB to increase the maximum number of its Common Shares that may be purchased from 9.14 million to 11.9 million of its outstanding Common Shares. As at December 31, 2015, the Company had purchased 11.3 million Common Shares for $2,258 million under this current NCIB program. There were no additional purchases in the three months ended March 31, 2016.

All purchases are made in accordance with the bid at prevalent market prices plus brokerage fees, or such other prices that may be permitted by the Toronto Stock Exchange ("TSX"), with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to retained earnings. The following table provides activities under the share repurchase program:

	For the three months ended March 31
	2016	2015
Number of Common Shares repurchased(1)	—	2,174,788
Weighted-average price per share(2)	$—	$225.12
Amount of repurchase (in millions)(2)	$—	$490
(1) Excludes shares repurchased but not yet cancelled in the prior quarter.
(2) Includes brokerage fees.

On April 20, 2016, the Company announced it intends to implement a new NCIB to repurchase, for cancellation, up to 6.91 million of its Common Shares, subject to TSX acceptance.

9    Financial instruments

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

When possible, the estimated fair value is based on quoted market prices and, if not available, estimates from third party brokers. For non-exchange traded derivatives classified in Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, foreign exchange (“FX”) and commodity) and volatility, depending on the type of derivative and nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt which has a fair value of approximately $9,491 million at March 31, 2016 (December 31, 2015 - $9,750 million) and a carrying value of $8,453 (December 31, 2015 - $8,957 million). The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of interest and principal at estimated interest rates expected to be available to the Company at period end. All derivatives and long-term debt are classified as Level 2.

B. Financial risk management

Derivative financial instruments
Derivative financial instruments may be used to selectively reduce volatility associated with fluctuations in interest rates, FX rates, the price of fuel and stock-based compensation expense. Where derivatives are designated as hedging instruments, the relationship between the hedging instruments and their associated hedged items is documented, as well as the risk management objective and strategy for the use of the hedging instruments. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the Interim Consolidated Balance Sheets, commitments or forecasted transactions. At the time a derivative contract is entered into, and at least quarterly thereafter, an assessment is made whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged items. The derivative qualifies for hedge accounting treatment if it is effective in substantially mitigating the risk it was designed to address.

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on net income by offsetting long-term FX gains and losses on U.S. dollar denominated long-term debt and gains and losses on its net investment. The effective portion recognized in “Other comprehensive (loss) income” for the three months ended March 31, 2016 was an unrealized FX gain of $308 million (three months ended March 31, 2015 - unrealized FX loss of $356 million). There was no ineffectiveness during the three months ended March 31, 2016 and March 31, 2015.

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

Forward starting swaps

During the fourth quarter of 2014, the Company entered into forward starting floating-to-fixed interest rate swap agreements (“forward starting swaps”) totaling a notional U.S. $1.4 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The effective portion of changes in fair value on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the probable forecasted notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” are reclassified to “Net interest expense”.

During the first quarter of 2015, the Company settled a notional U.S. $700 million of forward starting swaps related to the U.S. $700 million 2.900% 10-year notes issued in the same period. The fair value of these derivative instruments was a loss of U.S. $50 million ($63 million) at the time of settlement. The effective portion of changes in fair value on the forward starting swaps of U.S. $48 million ($60 million), was recorded in “Accumulated other comprehensive loss”, and is amortized to “Net interest expense” over the term of the underlying hedged notes. During the three months ended March 31, 2016, a loss of $1 million related to these previously settled derivatives has been amortized to “Net interest expense” (three months ended March 31, 2015 - loss of $1 million). The Company expects that during the next 12 months $6 million of losses will be amortized to “Net interest expense”. The ineffective portion of U.S. $2 million ($2 million) was recorded immediately in income as “Net interest expense” during the first quarter of 2015.

During the third quarter of 2015, the Company de-designated the hedging relationship for U.S. $700 million of forward starting swaps related to a portion of the U.S. $900 million 6.125% 100-year notes issued. The Company did not cash settle these swaps and therefore recorded a non-cash loss of U.S. $36 million ($47 million) at the time of de-designation. The effective portion of changes in fair value of the de-designated forward starting swaps of U.S. $36 million ($47 million) was recorded in “Accumulated other comprehensive loss” and is amortized to “Net interest expense” over the first 10 years as the underlying interest expense payments, which are hedged, of the U.S. $900 million notes are made. During the three months ended March 31, 2016, a loss of $1 million related to these previously de-designated derivatives has been amortized to “Net interest expense”. The Company expects that during the next 12 months $5 million of losses will be amortized to “Net interest expense”. There was no ineffectiveness to record upon de-designation.

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

As at March 31, 2016, the total fair value loss of $112 million derived from the remaining forward starting swaps was included in “Accounts payable and accrued liabilities” of which $65 million relates to the re-designated existing forward starting swaps. The effective portion of $63 million on the re-designated existing forward starting swaps is reflected in “Other comprehensive (loss) income” and the ineffective portion of $2 million is recorded to “Net interest expense” on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income, respectively.

As at December 31, 2015, the total fair value loss of $60 million derived from the remaining forward starting swaps was included in "Accounts payable and accrued liabilities" of which $13 million related to the re-designated existing forward starting swaps. The effective portion of $13 million on the re-designated existing forward starting swaps was reflected in "Other comprehensive income" and the negligible ineffective portion was recorded to "Net interest expense" on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income, respectively.

10    Stock-based compensation

At March 31, 2016, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee stock savings plan. These plans resulted in an expense for the three months ended March 31, 2016 of $14 million (three months ended March 31, 2015 - $29 million).

Regular options

In the three months ended March 31, 2016, under CP’s stock option plans, the Company issued 400,590 regular options at the weighted average price of $165.47 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these regular options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after 10 years.

Under the fair value method, the fair value of the regular options at the grant date was approximately $16 million. The weighted average fair value assumptions were approximately:

For the three months ended March 31, 2016
Grant price	$165.47
Expected option life (years)(1)	5.25
Risk-free interest rate(2)	1.21%
Expected stock price volatility(3)	26.58%
Expected annual dividends per share(4)	$1.4
Expected forfeiture rate(5)	2.0%
Weighted-average grant date fair value per regular options granted during the period	$38.96
(1) Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour, or when available, specific expectations regarding future exercise behaviour, were used to estimate the expected life of the option.
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
(5) The Company estimated forfeitures based on past experience. This rate is monitored on a periodic basis.

Performance share unit (“PSU”) plan

In the three months ended March 31, 2016, the Company issued 146,520 PSUs with a grant date fair value of approximately $24 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash, or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of PSUs is measured periodically until settlement, using a latticed-based valuation model. In addition, on grant date a Monte Carlo simulation model, which utilizes multiple input variables, is utilized to determine the probability of satisfying the performance and market conditions stipulated in the grant.

The performance period for PSUs issued in the three months ended March 31, 2016 is January 1, 2016 to December 31, 2018. The performance factors for these PSUs are Operating Ratio, Return on Invested Capital, Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class 1 railways.

The performance period for the PSUs issued in the fourth quarter of 2012 and in 2013 was January 1, 2013 to December 31, 2015. The performance factors for these PSUs were Operating Ratio, Free cash flow, TSR compared to the S&P/TSX 60 index, TSR compared to Class 1 railways. All performance factors met the 200% payout thresholds, in effect resulting in a target payout of 200% on 300,095 total outstanding awards as at December 31, 2015. A payout of $79 million on 217,179 outstanding awards occurred on December 31, 2015 and was calculated using the Company's average share price using the last 30 trading days preceding December 31, 2015. In the three months ended March 31, 2016, final payouts occurred on the total outstanding awards, including dividends reinvested, totaling $31 million on 83,563 outstanding awards.

Deferred share unit (“DSU”) plan

In the three months ended March 31, 2016, the Company granted 20,739 DSUs with a grant date fair value of approximately $4 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

11    Pension and other benefits

In the three months ended March 31, 2016, the Company made contributions of $20 million (three months ended March 31, 2015 - $21 million) to its defined benefit pension plans. The elements of net periodic benefit cost for defined benefit pension plans and other benefits recognized in the quarter included the following components:

	For the three months ended March 31
	Pensions		Other benefits
(in millions of Canadian dollars)	2016	2015	2016	2015
Current service cost (benefits earned by employees in the period)	$27	$32	$3	$3
Interest cost on benefit obligation	117	115	5	5
Expected return on fund assets	(212)	(201)	—	—
Recognized net actuarial loss	48	66	1	1
Amortization of prior service costs	(2)	(1)	—	—
Net periodic benefit (recovery) cost	$(22)	$11	$9	$9

12    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2016 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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
Following this incident, the Minister of Sustainable Development, Environment, Wildlife and Parks of Quebec issued an order directing certain named parties to recover the contaminants and to clean up and decontaminate the derailment site. CP was added as a named party on August 14, 2013 (the “Amended Cleanup Order”). CP is a party to an administrative appeal with respect to the Amended Cleanup Order. The proceedings before the Administrative tribunal have been stayed until September 2016. Directly related to this matter, the Province of Quebec filed a lawsuit against CP before the Quebec Superior Court on July 6, 2015 in which it claims $409 million for the damages sustained by the province as a result of the expenses incurred following the derailment, including costs incurred for the work carried out pursuant to the Amended Cleanup Order. The province alleges that CP had custody or control of the contaminants that were discharged in Lac-Mégantic on July 6, 2013, and that CP was otherwise negligent and therefore is solidarily (joint and severally) liable with the other third parties responsible for the accident. The province’s lawsuit has been stayed until September 12, 2016.

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

Environmental liabilities

Environmental remediation accruals, recorded on an undiscounted basis unless a reliable, determinable estimate as to an amount and timing of costs can be established, cover site-specific remediation programs.

The accruals for environmental remediation represent CP’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include CP’s best estimate of all probable costs, CP’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, and as environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, are not expected to be material to CP’s financial position, but may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable.

The expense included in “Purchased services and other” for the three months ended March 31, 2016 was $1 million (three months ended March 31, 2015 - $3 million). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at March 31, 2016 was $88 million (December 31, 2015 - $93 million). Payments are expected to be made over 10 years through 2026.

13 Condensed consolidating financial information

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

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,097	$451	$—	$1,548
Non-freight	—	33	96	(86)	43
Total revenues	—	1,130	547	(86)	1,591
Operating expenses
Compensation and benefits	—	201	126	2	329
Fuel	—	103	22	—	125
Materials	—	38	10	8	56
Equipment rents	—	54	(9)	—	45
Depreciation and amortization	—	107	55	—	162
Purchased services and other	—	136	181	(96)	221
Total operating expenses	—	639	385	(86)	938
Operating income	—	491	162	—	653
Less:
Other income and charges	(69)	(138)	26	—	(181)
Net interest (income) expense	(1)	131	(6)	—	124
Income before income tax expense and equity in net earnings of subsidiaries	70	498	142	—	710
Less: Income tax expense	9	111	50	—	170
Add: Equity in net earnings of subsidiaries	479	92	—	(571)	—
Net income	$540	$479	$92	$(571)	$540

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,119	$511	$—	$1,630
Non-freight	—	29	89	(83)	35
Total revenues	—	1,148	600	(83)	1,665
Operating expenses
Compensation and benefits	—	262	116	—	378
Fuel	—	161	34	—	195
Materials	—	43	9	—	52
Equipment rents	—	36	6	—	42
Depreciation and amortization	—	102	44	—	146
Purchased services and other	—	142	181	(83)	240
Total operating expenses	—	746	390	(83)	1,053
Operating income	—	402	210	—	612
Less:
Other income and charges	18	86	(31)	—	73
Net interest expense (income)	—	96	(11)	—	85
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(18)	220	252	—	454
Less: Income tax (recovery) expense	(4)	67	71	—	134
Add: Equity in net earnings of subsidiaries	334	181	—	(515)	—
Net income	$320	$334	$181	$(515)	$320

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$540	$479	$92	$(571)	$540
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	310	(273)	—	37
Change in derivatives designated as cash flow hedges	—	(47)	—	—	(47)
Change in pension and post-retirement defined benefit plans	—	45	2	—	47
Other comprehensive income (loss) before income taxes	—	308	(271)	—	37
Income tax expense on above items	—	(41)	—	—	(41)
Equity accounted investments	(4)	(271)	—	275	—
Other comprehensive loss	(4)	(4)	(271)	275	(4)
Comprehensive income (loss)	$536	$475	$(179)	$(296)	$536

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$320	$334	$181	$(515)	$320
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(357)	320	—	(37)
Change in derivatives designated as cash flow hedges	—	(69)	—	—	(69)
Change in pension and post-retirement defined benefit plans	—	70	2	—	72
Other comprehensive (loss) income before income taxes	—	(356)	322	—	(34)
Income tax recovery (expense) on above items	—	68	(22)	—	46
Equity accounted investments	12	300	—	(312)	—
Other comprehensive income	12	12	300	(312)	12
Comprehensive income	$332	$346	$481	$(827)	$332

Interim Condensed Consolidating Balance Sheets
As at March 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$376	$195	$—	$571
Accounts receivable, net	—	470	159	—	629
Accounts receivable, inter-company	61	101	179	(341)	—
Short-term advances to affiliates	45	19	3,475	(3,539)	—
Materials and supplies	—	150	31	—	181
Other current assets	—	50	19	—	69
	106	1,166	4,058	(3,880)	1,450
Long-term advances to affiliates	501	208	352	(1,061)	—
Investments	—	23	125	—	148
Investments in subsidiaries	7,948	9,657	—	(17,605)	—
Properties	—	8,456	7,557	—	16,013
Goodwill and intangible assets	—	—	196	—	196
Pension asset	—	1,489	—	—	1,489
Other assets	—	46	7	—	53
Deferred income taxes	16	—	—	(16)	—
Total assets	$8,571	$21,045	$12,295	$(22,562)	$19,349
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$53	$853	$237	$—	$1,143
Accounts payable, inter-company	2	239	100	(341)	—
Short-term advances from affiliates	3,226	294	19	(3,539)	—
Long-term debt maturing within one year	—	23	—	—	23
	3,281	1,409	356	(3,880)	1,166
Pension and other benefit liabilities	—	673	77	—	750
Long-term advances from affiliates	—	854	207	(1,061)	—
Other long-term liabilities	—	165	126	—	291
Long-term debt	—	8,369	61	—	8,430
Deferred income taxes	—	1,627	1,811	(16)	3,422
Total liabilities	3,281	13,097	2,638	(4,957)	14,059
Shareholders’ equity
Share capital	2,065	1,037	5,459	(6,496)	2,065
Additional paid-in capital	48	1,573	623	(2,196)	48
Accumulated other comprehensive (loss) income	(1,481)	(1,481)	569	912	(1,481)
Retained earnings	4,658	6,819	3,006	(9,825)	4,658
	5,290	7,948	9,657	(17,605)	5,290
Total liabilities and shareholders’ equity	$8,571	$21,045	$12,295	$(22,562)	$19,349

Condensed Consolidating Balance Sheets
As at December 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$502	$148	$—	$650
Accounts receivable, net	—	452	193	—	645
Accounts receivable, inter-company	59	105	265	(429)	—
Short-term advances to affiliates	—	75	3,483	(3,558)	—
Materials and supplies	—	154	34	—	188
Other current assets	—	37	17	—	54
	59	1,325	4,140	(3,987)	1,537
Long-term advances to affiliates	501	207	376	(1,084)	—
Investments	—	22	130	—	152
Investments in subsidiaries	7,518	9,832	—	(17,350)	—
Properties	—	8,481	7,792	—	16,273
Goodwill and intangible assets	—	3	208	—	211
Pension asset	—	1,401	—	—	1,401
Other assets	—	55	8	—	63
Deferred income taxes	25	—	—	(25)	—
Total assets	$8,103	$21,326	$12,654	$(22,446)	$19,637
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$54	$1,122	$241	$—	$1,417
Accounts payable, inter-company	—	325	104	(429)	—
Short-term advances from affiliates	3,253	230	75	(3,558)	—
Long-term debt maturing within one year	—	24	6	—	30
	3,307	1,701	426	(3,987)	1,447
Pension and other benefit liabilities	—	676	82	—	758
Long-term advances from affiliates	—	877	207	(1,084)	—
Other long-term liabilities	—	186	132	—	318
Long-term debt	—	8,863	64	—	8,927
Deferred income taxes	—	1,505	1,911	(25)	3,391
Total liabilities	3,307	13,808	2,822	(5,096)	14,841
Shareholders’ equity
Share capital	2,058	1,037	5,465	(6,502)	2,058
Additional paid-in capital	43	1,568	613	(2,181)	43
Accumulated other comprehensive (loss) income	(1,477)	(1,477)	840	637	(1,477)
Retained earnings	4,172	6,390	2,914	(9,304)	4,172
	4,796	7,518	9,832	(17,350)	4,796
Total liabilities and shareholders’ equity	$8,103	$21,326	$12,654	$(22,446)	$19,637

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$23	$51	$198	$(54)	$218
Investing activities
Additions to properties	—	(132)	(146)	—	(278)
Proceeds from sale of properties and other assets	—	57	3	—	60
Advances to affiliates	—	(35)	—	35	—
Capital contributions to affiliates	—	(9)	—	9	—
Repurchase of share capital from affiliates	—	6	—	(6)	—
Cash used in investing activities	—	(113)	(143)	38	(218)
Financing activities
Dividends paid	(54)	(54)	—	54	(54)
Issuance of share capital	—	—	9	(9)	—
Return of share capital to affiliates	—	—	(6)	6	—
Issuance of CP Common Shares	5	—	—	—	5
Repayment of long-term debt, excluding commercial paper	—	(4)	(7)	—	(11)
Advances from affiliates	26	—	9	(35)	—
Other	—	(2)	—	—	(2)
Cash (used in) provided by financing activities	(23)	(60)	5	16	(62)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(4)	(13)	—	(17)
Cash position
(Decrease) increase in cash and cash equivalents	—	(126)	47	—	(79)
Cash and cash equivalents at beginning of period	—	502	148	—	650
Cash and cash equivalents at end of period	$—	$376	$195	$—	$571

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$56	$299	$273	$(73)	$555
Investing activities
Additions to properties	—	(93)	(170)	—	(263)
Proceeds from sale of properties and other assets	—	50	2	—	52
Advances to affiliates	—	(303)	(229)	532	—
Capital contributions to affiliates	—	(117)	—	117	—
Other	—	20	—	—	20
Cash used in investing activities	—	(443)	(397)	649	(191)
Financing activities
Dividends paid	(58)	(58)	(15)	73	(58)
Issuance of share capital	—	—	117	(117)	—
Issuance of CP Common Shares	16	—	—	—	16
Purchase of CP Common Shares	(529)	—	—	—	(529)
Issuance of long-term debt, excluding commercial paper	—	810	—	—	810
Repayment of long-term debt, excluding commercial paper	—	(14)	(44)	—	(58)
Net repayment of commercial paper	—	(593)	—	—	(593)
Advances from affiliates	515	—	17	(532)	—
Cash (used in) provided by financing activities	(56)	145	75	(576)	(412)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	—	6	—	6
Cash position
Increase (decrease) in cash and cash equivalents	—	1	(43)	—	(42)
Cash and cash equivalents at beginning of period	—	152	74	—	226
Cash and cash equivalents at end of period	$—	$153	$31	$—	$184

14    Subsequent event

On April 19, 2016, the Company declared a quarterly dividend of $0.5000 per share payable on July 25, 2016 to shareholders of record on June 24, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Interim Consolidated Financial Statements and related notes for the three months ended March 31, 2016 in Item 1. Financial Statements, and other information in this report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

For purposes of this report, all references herein to “CP,” “the Company,” “we,” “our” and “us” refer to CPRL, CPRL and its subsidiaries, CPRL and one or more of its subsidiaries, or one or more of CPRL's subsidiaries, as the context may require.

Available Information

CP makes available on or through its website www.cpr.ca free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Also, filings made pursuant to Section 16 of the Securities Exchange Act of 1934 (“Exchange Act”) with the SEC by our executive officers, directors and other reporting persons with respect to the Company's Common Shares are made available free of charge, through our website. Our website also contains charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Business Ethics. SEC filings made by CP are also accessible through the SEC’s website at www.sec.gov. The information on our website is not part of this quarterly report on Form 10-Q.

The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as an Exhibit to this report.

Executive Summary

First Quarter 2016 Results

•
Financial performance – In the first quarter of 2016, CP reported Diluted EPS of $3.51 while Adjusted diluted EPS was $2.50, 83% and 11% improvements compared to the Diluted EPS of $1.92 and Adjusted diluted EPS of $2.26, respectively, for the same period in 2015. CP’s commitment to operational efficiency produced an operating ratio of 58.9%, a 430 basis point improvement. Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Operating performance – CP’s continued focus on asset utilization and network investments resulted in significant improvements to CP’s key operating metrics. CP’s network train speed increased by 21% to 23.5 miles per hour, terminal dwell improved by 22% to 6.9 hours and fuel efficiency improved by 9% to 0.998 U.S. gallons of locomotive fuel consumed per 1,000 gross ton-miles ("GTMs"). These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On April 20, 2016, CP announced that it intends to implement a new normal course issuer bid to repurchase, for cancellation, up to 6.91 million of its Common Shares, subject to Toronto Stock Exchange acceptance.

Also on April 20, 2016, CP announced an increase to the Company's quarterly dividend to $0.5000 per share from $0.3500 per share payable on July 25, 2016 to shareholders of record on June 24, 2016.

Changes to Executive Officers

On April 20, 2016, the Company announced that Mr. Robert Johnson was appointed Executive Vice-President, Operations.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

For the three months ended March 31	2016(1)	2015(1)	% Change
Operations Performance
Freight gross ton-miles (“GTMs”) (millions)	61,913	65,355	(5)
Revenue ton-miles (“RTMs”) (millions)	34,335	36,063	(5)
Train miles (thousands)	7,854	8,540	(8)
Average train weight – excluding local traffic (tons)	8,498	8,183	4
Average train length – excluding local traffic (feet)	7,108	6,773	5
Average terminal dwell (hours)	6.9	8.9	(22)
Average train speed (mph)	23.5	19.5	21
Fuel efficiency (U.S. gallons of locomotive fuel consumed /1,000 GTMs)	0.998	1.048	(5)
Total employees (average)	12,434	14,364	(13)
Total employees (end of period)	12,443	14,259	(13)
Workforce (end of period)	12,508	14,342	(13)
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.45	2.09	(31)
FRA train accidents per million train miles	0.81	1.48	(45)
(1) Certain figures have been revised to conform with current presentation or have been updated to reflect new information.

Operations Performance

GTMs are defined as the movement of total train weight over a distance of one mile. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for the first quarter of 2016 were 61,913 million, a 5% decrease compared with 65,355 million in the same period of 2015. This decline was primarily due to a drop in volumes in the Crude, Coal, and Metals, minerals and consumer products lines of business.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the first quarter of 2016 were 34,335 million, a decrease of 1,728 million or 5% compared with 36,063 million in the same period of 2015. This decrease was primarily due to lower volumes in the U.S. Grain, Crude and other energy related products and Potash lines of business. This decrease in RTMs was partially offset by increased shipments of Canadian grain.

Train miles for the first quarter of 2016 decreased by 686 thousand miles or 8% compared to the same period of 2015, reflecting continuous improvements in operating efficiency from longer, heavier trains.

The average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased in the first quarter of 2016 by 315 tons, or 4%, from the same period of 2015.

The average train length is defined as the sum of each car length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased in the first quarter of 2016 by 335 feet, or 5%, from the same period of 2015.

Both average train weight and length in the first quarter of 2016 benefited from improvements in operating plan efficiency.

The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving in the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell decreased by 22% to 6.9 hours in the first quarter of 2016 from 8.9 hours in the same period of 2015. This favourable decrease was primarily due to continued improvements in yard operating performance.

The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customer or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed was 23.5 miles per hour in the first quarter of 2016, an increase of 21%, from 19.5 miles per hour in the same period of 2015. This favourable increase was primarily due to improved train design and operating plan execution.

Fuel efficiency improved by 5% in the first quarter of 2016 compared to the same period of 2015. Improvements in fuel efficiency were a result of increased locomotive productivity, operational fluidity, and execution of the Company's fuel conservation strategies.

An employee is defined by the Company as an individual currently engaged in full-time or part-time employment with CP. Employees could be engaged in full-time, part-time or seasonal capacity. The average number of total employees for the first quarter of 2016 was 12,434, a decrease of 1,930, or 13%, compared with the same period of 2015. The total number of employees as at March 31, 2016 was 12,443, a decrease of 13% compared with 14,259 as at March 31, 2015. The Company's workforce is defined as employees, plus contractors and consultants. The Company's total workforce as at March 31, 2016 was 12,508, a decrease of 1,834, or 13%, compared with 14,342 as at March 31, 2015. This reduction was primarily due to lower workload, strong operational performance and natural attrition.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injury rate per 200,000 employee-hours is the number of personal injuries multiplied by 200,000 and divided by total employee hours.  Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors.  The FRA personal injury rate per 200,000 employee-hours for CP was 1.45 in the first quarter of 2016, down from 2.09 in the same period of 2015. The FRA train accidents per million train miles was 0.81 in the first quarter of 2016, a decrease from 1.48 in the same period of 2015.

Financial Highlights

For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2016	2015
Financial Performance
Revenues	$1,591	$1,665
Operating income	653	612
Net income	540	320
Adjusted income(1)	384	375
Basic earnings per share	3.53	1.94
Diluted earnings per share	3.51	1.92
Adjusted diluted earnings per share(1)	2.50	2.26
Dividends declared per share	0.3500	0.3500
Financial Position
Total assets(2)(3)	$19,349	$19,637
Total long-term obligations(2)(3)(4)	8,508	9,012
Shareholders’ equity(3)	5,290	4,796
Cash provided by operating activities	218	555
Free cash(1)	(71)	312
Financial Ratios
Return on invested capital ("ROIC")(1)	14.8%	14.6%
Adjusted ROIC(1)	15.2%	15.2%
Operating ratio(5)	58.9%	63.2%

(1)
These measures have no standardized meanings prescribed by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. These measures are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	2015 comparative period figures have been restated for retrospective adoption of Accounting Standards Update ("ASU") 2015-17.
(3) 2015 information is as at December 31, 2015.
(4) Excludes deferred income taxes: $3,422 million and $3,391 million; and other non-financial deferred liabilities of $963 million and $991 million at March 31, 2016 and 2015 respectively.
(5) Operating ratio is defined as operating expenses divided by revenues.

Results of Operations

Income

Operating income was $653 million in the first quarter of 2016, an increase of $41 million, or 7%, from $612 million in the same period of 2015. This increase was primarily due to:

•	the favourable impact of the change in foreign exchange (“FX”) of $54 million;

•	efficiencies generated from improved operating performance and asset utilization;

•	higher pension income of $33 million;

•	lower casualty expense of $16 million; and

•	lower share-based compensation expense of $14 million.

This increase was partially offset by lower traffic volume and higher wage and benefit inflation of 3%.

Net income was $540 million in the first quarter of 2016, an increase of $220 million, or 69%, from $320 million in the same period of 2015. This increase was primarily due to higher operating income and the favourable impact of FX translation on U.S. dollar-denominated debt, partially offset by higher interest expense on new debt issued in 2015 and an increase in Income tax expense due to higher taxable earnings.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $384 million in the first quarter of 2016, an increase of $9 million, or 2%, from $375 million in the same period of 2015. This increase was due to the same factors discussed above for the increase in Net income except that Adjusted income excluded the impact of FX translation on U.S. dollar-denominated debt.

Diluted Earnings per Share

Diluted earnings per share was $3.51 in the first quarter of 2016, an increase of $1.59, or 83% from $1.92 in the same period of 2015. Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2.50 in the first quarter of 2016, an increase of $0.24, or 11%, from $2.26 in the same period of 2015. These increases were primarily due to higher Net income and Adjusted income, respectively, and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 58.9% in the first quarter of 2016, a 430 basis point improvement from 63.2% in the same period of 2015. This improvement was primarily due to efficiencies generated from improved operating performance and asset utilization, higher pension income and lower casualty expense.

This improvement was offset by lower traffic volumes and wage and benefit inflation.

Return on Invested Capital

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 14.8% for the twelve months ended March 31, 2016, a 20 basis point increase compared to 14.6% for the twelve months ended March 31, 2015. This increase was due to higher income and lower total shareholders' equity, primarily due to the Company's share repurchase program. Adjusted ROIC was 15.2% for the twelve months ended March 31, 2016, and was unchanged compared to the twelve months ended March 31, 2015. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. In the first quarter of 2016, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $108 million, an increase in total operating expenses of $54 million and an increase in interest expense of $7 million from the same period in 2015.

Canadian to U.S. dollar
Average exchange rates	2016	2015
For the three months ended – March 31	$1.37	$1.24

Canadian to U.S. dollar
Exchange rates	2016	2015
Beginning of quarter – January 1	$1.38	$1.16
End of quarter – March 31	$1.30	$1.27

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings. In the first quarter of 2016, the impact of lower fuel prices resulted in a decrease in total revenues of $82 million and a decrease in total operating expenses of $67 million from the same period in 2015.

Average Fuel Price
(U.S. dollars per U.S. gallon)	2016	2015
For the three months ended – March 31	$1.48	$2.32

Impact of Share Price on Earnings

CP Common Share Price
Toronto Stock Exchange (in Canadian dollars)	2016	2015
Opening Common Share Price, as at January 1	$176.73	$223.75
Ending Common Share Price, as at March 31	$172.55	$231.90
Change in Common Share Price	$(4.18)	$8.15

Common Share Price
New York Stock Exchange (in U.S. dollars)	2016	2015
Opening Common Share Price, as at January 1	$127.60	$192.69
Ending Common Share Price, as at March 31	$132.69	$182.70
Change in Common Share Price	$5.09	$(9.99)

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are fair valued. In the first quarter of 2016, the impact of the change in Common Share price resulted in a decrease in stock-based compensation expense of $2 million compared to an increase of $7 million in the same period in 2015.

Operating Revenues

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(2)
Freight revenues (in millions)(1)	$1,548	$1,630	(5)	$(82)	$107
Non-freight revenues (in millions)	43	35	23	8	1
Total revenues (in millions)	$1,591	$1,665	(4)	$(74)	$108
Carloads (in thousands)	614	642	(4)	(28)	N/A
Revenue ton-miles (in millions)	34,335	36,063	(5)	(1,728)	N/A
Freight revenue per carload (dollars)	$2,520	$2,541	(1)	$(21)	N/A
Freight revenue per revenue ton-miles (cents)	4.51	4.52	—	(0.01)	N/A
(1) Freight revenues include fuel surcharge revenues of $22 million in 2016, and $104 million in 2015.
(2) FX impact is a component of the Total Change.

The Company’s revenues are primarily derived from transporting freight. Non-freight revenue is generated from leasing of certain assets, contracts with passenger service operators, switching fees, transload activities and logistical management services. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents and crew costs.

Freight Revenues

Freight revenues were $1,548 million in the first quarter of 2016, a decrease of $82 million, or 5% from $1,630 million in the same period of 2015. This decrease was primarily due to the impact of lower fuel prices on fuel surcharge revenue of $82 million and an overall decline in traffic volumes. This decrease was partially offset by a favourable impact of the change in FX of $107 million.

Non-freight Revenues

Non-freight revenues were $43 million in the first quarter of 2016, an increase of $8 million, or 23% from $35 million in the same period of 2015. This increase was primarily due to higher transload revenues following the acquisition of Steelcare Inc. in the third quarter of 2015, leasing and switching revenues. The favourable impact of the change in FX accounted for $1 million of the increase.

Lines of Business

Canadian Grain

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$254	$256	(1)	$(2)	$8
Carloads (in thousands)	66	61	8	5	N/A
Revenue ton-miles (in millions)	6,941	6,405	8	536	N/A
Freight revenue per carload (dollars)	$3,861	$4,214	(8)	$(353)	N/A
Freight revenue per revenue ton-mile (cents)	3.66	3.99	(8)	(0.33)	N/A
(1) FX impact is a component of the Total Change.

Canadian grain revenue was $254 million in the first quarter of 2016, a decrease of $2 million, or 1% from $256 million in the same period of 2015. This decrease was primarily due to lower freight rates that reflect the decrease in the Maximum Revenue Entitlement for Canadian regulated grain in crop year 2015/2016 and lower fuel surcharge revenue on non-regulated grain shipments. The decreases were largely offset by increased volume, particularly export volumes through Port of Vancouver, and the favourable impact of the change in FX.

U.S. Grain

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$113	$137	(18)	$(24)	$17
Carloads (in thousands)	34	40	(15)	(6)	N/A
Revenue ton-miles (in millions)	2,314	2,944	(21)	(630)	N/A
Freight revenue per carload (dollars)	$3,272	$3,408	(4)	$(136)	N/A
Freight revenue per revenue ton-mile (cents)	4.89	4.66	5	0.23	N/A
(1) FX impact is a component of the Total Change.

U.S. grain revenue was $113 million in the first quarter of 2016, a decrease of $24 million, or 18% from $137 million in the same period of 2015. The decrease was primarily due to lower volume, particularly for long-haul export traffic, and lower fuel surcharge revenue. The favourable impact of the change in FX partially offset these decreases.

Coal

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$145	$160	(9)	$(15)	$3
Carloads (in thousands)	72	82	(12)	(10)	N/A
Revenue ton-miles (in millions)	5,348	5,704	(6)	(356)	N/A
Freight revenue per carload (dollars)	$2,001	$1,939	3	$62	N/A
Freight revenue per revenue ton-mile (cents)	2.70	2.80	(4)	(0.10)	N/A
(1) FX impact is a component of the Total Change.

Coal revenue was $145 million in the first quarter of 2016, a decrease of $15 million, or 9% from $160 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenue and lower volumes of short-haul thermal coal to U.S. domestic customers. The favourable impact of the change in FX partially offset these revenue decreases.

Potash

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$82	$93	(12)	$(11)	$6
Carloads (in thousands)	27	31	(13)	(4)	N/A
Revenue ton-miles (in millions)	3,185	3,675	(13)	(490)	N/A
Freight revenue per carload (dollars)	$3,064	$3,028	1	$36	N/A
Freight revenue per revenue ton-mile (cents)	2.58	2.54	2	0.04	N/A
(1) FX impact is a component of the Total Change.

Potash revenue was $82 million in the first quarter of 2016, a decrease of $11 million, or 12% from $93 million in the same period of 2015. This decrease was primarily due to lower export Potash volume and lower fuel surcharge revenue. These decreases were partially offset by the favourable impact of the change in FX.

Fertilizers and Sulphur

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$81	$71	14	$10	$5
Carloads (in thousands)	16	17	(6)	(1)	N/A
Revenue ton-miles (in millions)	1,167	1,115	5	52	N/A
Freight revenue per carload (dollars)	$4,993	$4,268	17	$725	N/A
Freight revenue per revenue ton-mile (cents)	6.93	6.40	8	0.53	N/A
(1) FX impact is a component of the Total Change.

Fertilizers and sulphur revenue was $81 million in the first quarter of 2016, an increase of $10 million, or 14% from $71 million in the same period of 2015. This increase was primarily due to the favourable impact of the change in FX, higher freight rates and a shift in mix of traffic to more fertilizers, which generally has higher freight rates than sulphur. Lower fuel surcharge revenue was a partial offset.

Forest Products

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$71	$57	25	$14	$5
Carloads (in thousands)	17	15	13	2	N/A
Revenue ton-miles (in millions)	1,157	1,019	14	138	N/A
Freight revenue per carload (dollars)	$4,216	$3,857	9	$359	N/A
Freight revenue per revenue ton-mile (cents)	6.17	5.64	9	0.53	N/A
(1) FX impact is a component of the Total Change.

Forest products revenue was $71 million in the first quarter of 2016, an increase of $14 million, or 25% from $57 million in the same period of 2015. This increase was due to increased volume, the favourable impact of the change in FX and higher freight rates. Lower fuel surcharge revenue was a partial offset.

Chemicals and Plastics

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$194	$178	9	$16	$18
Carloads (in thousands)	54	51	6	3	N/A
Revenue ton-miles (in millions)	3,662	3,570	3	92	N/A
Freight revenue per carload (dollars)	$3,605	$3,500	3	$105	N/A
Freight revenue per revenue ton-mile (cents)	5.30	4.99	6	0.31	N/A
(1) FX impact is a component of the Total Change.

Chemicals and plastics revenue was $194 million in the first quarter of 2016, an increase of $16 million, or 9% from $178 million in the same period of 2015. This increase was primarily due to the favourable impact of the change in FX and an increase in volume, partially offset by lower fuel surcharge revenue.

Crude

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$71	$98	(28)	$(27)	$11
Carloads (in thousands)	17	22	(23)	(5)	N/A
Revenue ton-miles (in millions)	2,460	3,032	(19)	(572)	N/A
Freight revenue per carload (dollars)	$4,227	$4,500	(6)	$(273)	N/A
Freight revenue per revenue ton-mile (cents)	2.89	3.24	(11)	(0.35)	N/A
(1) FX impact is a component of the Total Change.

Crude revenue was $71 million in the first quarter of 2016, a decrease of $27 million, or 28% from $98 million in the same period of 2015. This decrease was primarily due to a decline in volume as a result of the fall in crude oil prices, traffic mix changes that lowered the average freight rate, and lower fuel surcharge revenue. These decreases were partially offset by the favourable impact of the change in FX.

Metals, Minerals and Consumer Products

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$133	$159	(16)	$(26)	$16
Carloads (in thousands)	45	55	(18)	(10)	N/A
Revenue ton-miles (in millions)	1,807	2,283	(21)	(476)	N/A
Freight revenue per carload (dollars)	$2,977	$2,878	3	$99	N/A
Freight revenue per revenue ton-mile (cents)	7.38	6.94	6	0.44	N/A
(1) FX impact is a component of the Total Change.

Metals, minerals and consumer products revenue was $133 million in the first quarter of 2016, a decrease of $26 million, or 16% from $159 million in the same period of 2015. This decrease was primarily due to declines in the volume of frac sand and other aggregates traffic, and reduced fuel surcharge revenue, partially offset by the favourable impact of the change in FX.

Automotive

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$91	$82	11	$9	$8
Carloads (in thousands)	33	30	10	3	N/A
Revenue ton-miles (in millions)	417	419	—	(2)	N/A
Freight revenue per carload (dollars)	$2,754	$2,692	2	$62	N/A
Freight revenue per revenue ton-mile (cents)	21.75	19.49	12	2.26	N/A
(1) FX impact is a component of the Total Change.

Automotive revenue was $91 million in the first quarter of 2016, an increase of $9 million, or 11% from $82 million in the same period of 2015. This increase was primarily due to the favourable impact of the change in FX and an increase in higher rated short-haul traffic, partially offset by lower fuel surcharge revenue.

Domestic Intermodal

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$171	$194	(12)	$(23)	$3
Carloads (in thousands)	98	103	(5)	(5)	N/A
Revenue ton-miles (in millions)	2,847	3,024	(6)	(177)	N/A
Freight revenue per carload (dollars)	$1,736	$1,894	(8)	$(158)	N/A
Freight revenue per revenue ton-mile (cents)	5.99	6.43	(7)	(0.44)	N/A
(1) FX impact is a component of the Total Change.

Domestic intermodal revenue was $171 million in the first quarter of 2016, a decrease of $23 million, or 12% from $194 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenue and a decrease in volume, partially offset by the favourable impact of the change in FX.

International Intermodal

			2016 vs. 2015
For the three months ended March 31	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$142	$145	(2)	$(3)	$7
Carloads (in thousands)	135	135	—	—	N/A
Revenue ton-miles (in millions)	3,030	2,873	5	157	N/A
Freight revenue per carload (dollars)	$1,049	$1,070	(2)	$(21)	N/A
Freight revenue per revenue ton-mile (cents)	4.68	5.03	(7)	(0.35)	N/A
(1) FX impact is a component of the Total Change.

International intermodal revenue was $142 million in the first quarter of 2016, a decrease of $3 million, or 2% from $145 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenue and traffic mix changes that lowered the average freight rate, partially offset by the favourable impact of the change in FX.

Operating Expenses

			2016 vs. 2015
For the three months ended March 31 (in millions)	2016	2015	% Change	Total Change	FX Impact(1)
Compensation and benefits	$329	$378	(13)	$(49)	$12
Fuel	125	195	(36)	(70)	17
Materials	56	52	8	4	3
Equipment rents	45	42	7	3	3
Depreciation and amortization	162	146	11	16	4
Purchased services and other	221	240	(8)	(19)	15
Total operating expenses	$938	$1,053	(11)	$(115)	$54
(1) FX impact is a component of the Total Change.

Operating expenses were $938 million in the first quarter of 2016, a decrease of $115 million, or 11%, from $1,053 million in the same period of 2015. This decrease was primarily due to:

•	the favourable impact of $67 million from lower fuel prices;

•	efficiencies generated from improved operating performance and asset utilization;

•	higher pension income of $33 million;

•	lower volume variable expenses;

•	lower casualty expense of $16 million; and

•	lower stock-based compensation of $14 million.

This decrease was partially offset by the unfavourable impact of the change in FX of $54 million and the impact of wage and benefit inflation of approximately 3%.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $329 million in the first quarter of 2016, a decrease of $49 million, or 13%, from $378 million in the same period of 2015. This decrease was primarily due to:

•	higher pension income of $33 million;

•	fewer employees; and

•	lower stock-based compensation of $14 million primarily driven by the change in stock price and fewer share-based liability units.

This decrease was partially offset by the unfavourable impact of the change in FX of $12 million and the impact of wage and benefit inflation of approximately 3%.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $125 million in the first quarter of 2016, a decrease of $70 million, or 36%, from $195 million in the same period of 2015. This decrease was primarily due to:

•	the favourable impact of $67 million from lower fuel prices;

•	a reduction in workload, as measured by GTMs; and

•	improvements in fuel efficiency, of approximately 5%, as a result of increased locomotive productivity, operational fluidity and the advancement of the Company’s fuel conservation strategies.

This decrease was partially offset by the unfavourable impact of the change in FX of $17 million.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car and building maintenance and software sustainment. Materials expense was $56 million in the first quarter of 2016, an increase of $4 million or 8%, from $52 million in the same period of 2015. This increase was primarily due to the unfavourable impact of the change in FX of $3 million.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $45 million in the first quarter of 2016, an increase of $3 million or 7% from $42 million in the same period of 2015. This increase was primarily due to a return of subleased locomotives and freight cars reducing rental income by $3 million, and the unfavourable impact of the change in FX of $3 million. This increase was largely offset by the purchase or return of leased freight cars and intermodal equipment reducing rental expenses by $5 million.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $162 million in the first quarter of 2016, an increase of $16 million, or 11%, from $146 million in the same period of 2015. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $4 million.

Purchased Services and Other

			2016 vs. 2015
For the three months ended March 31 (in millions)	2016	2015(1)	% Change	Total change
Support and facilities	$84	$82	2	$2
Track and operations	56	62	(10)	(6)
Intermodal	44	46	(4)	(2)
Equipment	44	51	(14)	(7)
Casualty	20	33	(39)	(13)
Property taxes	30	26	15	4
Other	(4)	—	100	(4)
Land sales	(53)	(60)	(12)	7
Total Purchased services and other	$221	$240	(8)	$(19)
(1) Certain comparative figures have been reclassified within Purchased services and other to conform with 2016 presentation: previously Property taxes were included in Support and facilities, Track and operations and Other.

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $221 million in the first quarter of 2016, a decrease of $19 million, or 8% from $240 million in the same period of 2015. This decrease was primarily due to:

•	lower casualty expenses as a result of lower personal injuries and lower incident costs, reported in Casualty;

•	lower third-party freight car and locomotive maintenance costs, reported in Equipment;

•	lower crew travel and accommodations costs, reported in Track and operations;

•	lower contractor services cost, reported in Support and facilities; and

•	lower intermodal expenses related to pickup and delivery service, reported in Intermodal.

This decrease was partially offset by the unfavourable impact of the change in FX of $15 million and lower land sales of $7 million.

In March 2016, the Company completed the sale of CP’s Arbutus Corridor to the City of Vancouver for gross proceeds of $55 million and a gain on sale of $50 million. The agreement allows the Company to share in future proceeds on the eventual development and/or sale of certain parcels of the Arbutus Corridor. In the first quarter of 2015, the Company recorded a gain of $31 million following the sale of a building after resolution of legal proceedings and the Company sold various sections of land in eastern Canada for transit purposes.

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income and other non-operating expenditures. Other income and charges was a gain of $181 million in the first quarter of 2016, compared to an expense of $73 million in the same period of 2015, a change of $254 million, or 348%. This change was primarily due to a favourable impact of FX translation of $181 million on U.S. dollar-denominated debt, compared to an unfavourable FX impact of $64 million in the same period of 2015, discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $124 million in the first quarter of 2016, an increase of $39 million, or 46%, from $85 million in the same period of 2015. This increase was primarily due to an additional $33 million of interest on new debt issued in 2015 and the unfavourable impact of the change in FX of $7 million.

Income Tax Expense

Income tax expense was $170 million in the first quarter of 2016, an increase of $36 million, or 27%, from $134 million in the same period of 2015. This increase was due to higher taxable earnings in 2016.

The estimated 2016 annualized effective tax rate for the first quarter of 2016 excluding discrete items (FX translation of on U.S. dollar denominated debt) was 27.5%, unchanged compared to the same period of 2015.

The effective tax rate in the first quarter of 2016, including discrete items was 23.9%, compared with 29.5% for 2015. The lower effective tax rate, compared to the prior period of 2015, was due to the tax expense related to FX translation gains on U.S dollar-denominated debt in the first quarter of 2016 versus the tax recovery related to FX translation losses on U.S. dollar-denominated debt in the first quarter of 2015. Both the tax expense in 2016 and the tax recovery in 2015 were taxed at significantly lower rates than the estimated 2015 annualized effective tax rate of 27.5%.

The Company expects an annualized effective tax rate in 2016 of approximately 27.25%. The Company’s 2016 outlook for its normalized income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by other events and developments, discussed further in Item 1A. Risk Factors of CP's 2015 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the tables in Contractual Commitments of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its Cash and cash equivalents, its bilateral letters of credit, and its revolving credit facility. As at March 31, 2016, the Company had $571 million of Cash and cash equivalents and, under its bilateral letters of credit facilities, the Company had letters of credit drawn of $371 million from a total available amount of $600 million. As at March 31, 2016, the Company's U.S. $2 billion revolving credit facility, which includes a U.S. $1 billion five-year portion and U.S. $1 billion one-year plus one-year term-out portion, was undrawn. The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $218 million in the first quarter of 2016 compared to $555 million in the same period of 2015, a decrease of $337 million. The decrease in Cash provided by operating activities is primarily due to an unfavourable change in working capital as a result of higher income taxes paid and an increase in interest payments resulting from debt issued in 2015. These decreases are partially offset by higher cash generating income in the first quarter of 2016 compared to the first quarter of 2015.

Investing Activities

Cash used in investing activities was $218 million in the first quarter of 2016, an increase of $27 million from $191 million in the same period of 2015.

The increase is due to higher additions to properties ("capital programs") in the first quarter of 2016. The increase, primarily in track and roadway investments, reflects CP’s strategy of reinvesting in the plant, enhancing throughput and capacity, and optimizing existing assets. During the first quarter of 2015, there was also a repayment of a loan for $20 million made in 2013 pursuant to a court order to a corporation owned by a court appointed trustee recorded in Other investing activities.

The increase in proceeds from the sale of properties and other assets were primarily due to proceeds of $55 million for the Arbutus Corridor and the sale of other assets for proceeds of $5 million in the first quarter of 2016, compared to proceeds of $39 million following the sale of a building to an arm's length third party, following resolution of legal proceedings, and proceeds of $13 million for the sale of other assets in the first quarter of 2015.

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

Financing Activities

Cash used in financing activities was $62 million in the first quarter of 2016, a decrease of $350 million from $412 million in the same period of 2015. This decrease was largely due to the purchase of CP common shares for $529 million and net repayment of commercial paper of $593 million, partially offset by the issuance of long-term debt for total net proceeds of U.S. $694 million ($873 million) during the first quarter of 2015. At issuance, the Company also settled a notional U.S. $700 million floating-to-fixed interest rate swap agreements ("forward starting swaps") for a payment of U.S. $50 million ($63 million) that is discussed further in Item 1. Financial Statements, Note 9 Financial instruments. In addition, repayment of long-term debt decreased by $47 million to $11 million and dividend payments decreased by $4 million to $54 million in the first quarter of 2016 as the Company's share repurchase program decreased shares outstanding.

The Company has available, as sources of financing, up to U.S. $2 billion under its revolving credit facility and up to $229 million under its bilateral letter of credit facilities. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. Collateral provided may include highly liquid investments purchased three months or less from maturity and is stated at cost, which approximates market value. As at March 31, 2016, the Company had posted $350 million in collateral on the bilateral letter of credit facilities (March 31, 2015 - $nil). The Company can largely withdraw this collateral during any month. As at March 31, 2016, the revolving credit facility was undrawn and the Company did not draw from its revolving credit facility during the three months ended March 31, 2016. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at March 31, 2016, the Company was in compliance with the threshold stipulated in this financial covenant.

Interest Coverage Ratio

At March 31, 2016, the Company’s interest coverage ratio was 6.1, compared with 8.2 at March 31, 2015. This decrease was primarily due to an increase in Net interest expense of $136 million based on the twelve month period ended March 31, 2016, compared to the same period of 2015, partially offset by a year over year improvement in Earnings before interest and taxes ("EBIT").

Excluding significant items from EBIT, Adjusted interest coverage ratio was 6.2 at March 31, 2016, compared with 8.5 at March 31, 2015. This decrease was primarily due to an increase in Net interest expense, partially offset by a year over year improvement in adjusted EBIT. Interest coverage ratio, Adjusted interest coverage ratio, EBIT, Adjusted EBIT, and significant items are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As at March 31, 2016, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's"), Moody's Investor Service ("Moody's"), and Dominion Bond Rating Service Limited ("DBRS") remain unchanged from December 31, 2015.

The Company’s goal is to maintain a degree of continuity and predictability for investors by meeting a minimum threshold. The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended March 31, 2016 and 2015 was 2.6 and 2.3, respectively. This increase was due to additional debt issued during the 2015 fiscal year, partially offset by the improved Adjusted income for the twelve months ended March 31, 2016. Adjusted net debt to Adjusted EBITDA ratio and Adjusted income are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free Cash

CP generated negative Free cash of $71 million in the first quarter of 2016, a decrease of $383 million from positive Free cash of $312 million in the same period of 2015. The decrease was primarily due to a decrease in cash provided by operating activities and an increase in capital additions. Free cash is defined and reconciled in the Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Capital additions were $278 million in the first quarter of 2016, $15 million higher than in the same period of 2015. The 2016 capital programs are discussed further above in Investing Activities.

Share Capital

At April 18, 2016, the latest practicable date, there were 153,059,426 Common Shares and no preferred shares issued and outstanding, which consists of 15,222 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP shares. Each option granted can be exercised for one Common Share. At April 18, 2016, 2.7 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. E. Hunter Harrison and Mr. Keith E. Creel. There are 1.5 million options available to be issued by the Company’s MSOIP in the future.

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

These non-GAAP measures have no standardized meaning and are not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information presented in accordance with GAAP.

Adjusted Performance Measures

The Company uses Adjusted income and Adjusted diluted earnings per share to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In 2016, there was one significant item included in Net income as follows:

•	in the first quarter, a non-cash gain of $181 million ($156 million after tax) due to FX translation of the Company’s U.S. dollar-denominated debt.

In 2015, there were four significant items included in Net income as follows:

•	in the third quarter, a $68 million gain ($42 million after tax) related to the sale of D&H South;

•	in the third quarter, a $47 million charge ($35 million after tax) related to the early redemption premium on notes;

•	in the second quarter, an income tax expense of $23 million as a result of the change in the Alberta provincial corporate income tax rate; and

•	during the course of the year, a net non-cash loss of $297 million ($257 million after tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $115 million loss ($100 million after tax);

•	in the third quarter, a $128 million loss ($111 million after tax);

•	in the second quarter, a $10 million gain ($9 million after tax); and

•	in the first quarter, a $64 million loss ($55 million after tax).

In 2014, there was one significant item included in Net income as follows:

•	in the fourth quarter, a $12 million net non-cash loss ($9 million after tax) due to FX translation on the Company’s U.S. dollar-denominated debt.

Reconciliation of Non-GAAP Performance Measures to GAAP Performance Measures

The following tables reconcile non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to the most directly comparable measures presented in accordance with GAAP for the three months ended March 31, 2016 and 2015:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

Net income	For the three months ended March 31
(in millions)	2016	2015
Adjusted income	$384	$375
Add significant items, net of tax:
Impact of FX translation on U.S. dollar-denominated debt	156	(55)
Net income as reported	$540	$320

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

Diluted earnings per share	For the three months ended March 31
	2016	2015
Adjusted diluted earnings per share	$2.50	$2.26
Add significant items:
Impact of FX translation on U.S. dollar-denominated debt	1.01	(0.34)
Diluted earnings per share as reported	$3.51	$1.92

ROIC and Adjusted ROIC

ROIC is calculated as Operating income less Other income and charges, tax affected at the Company's annualized effective tax rate, on a rolling twelve-month basis, divided by the sum of Total shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing, as presented in the Company's Consolidated Financial Statements, averaged between the beginning and ending balance over a rolling twelve-month period. Adjusted ROIC excludes significant items reported in Operating income and Other income and charges in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount. ROIC and Adjusted ROIC are all-encompassing performance measures that measure how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management and are important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC and Adjusted ROIC are presented in Financial Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of ROIC and Adjusted ROIC

(in millions, except for percentages)	2016	2015
Operating income for the twelve months ended March 31	$2,729	$2,528
Less:
Other income and charges	81	92
Tax(1)	760	685
	$1,888	$1,751
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$12,786	$11,962
ROIC	14.8%	14.6%
(1) Tax was calculated at the annualized effective tax rate for each of the above items for the periods presented.

(in millions, except for percentages)	2016	2015
Operating income for the twelve months ended March 31	$2,729	$2,528
Less significant items:
Gain on sale of D&H South	$68	$—
Adjusted operating income for the twelve months ended March 31	$2,661	$2,528
Less:
Other income and charges	81	92
Add significant items:
Impact of FX translation on U.S. dollar-denominated debt	52	76
Early redemption premium on notes	47	—
Less: tax(1)	735	696
	$1,944	$1,816
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$12,786	$11,962
Adjusted ROIC	15.2%	15.2%
(1) Tax was calculated at the annualized effective tax rate for each of the above items for the periods presented.

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities and Dividends paid, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations. Free cash is a measure that management considers to be an indicator of liquidity. Free cash is useful to investors and other external users of the consolidated financial information as it assists with the evaluation of the Company's ability to generate cash from its operations without incurring additional external financing. Positive Free cash indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through increased dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative Free cash indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended March 31
(in millions)	2016	2015
Cash provided by operating activities	$218	$555
Cash used in investing activities	(218)	(191)
Dividends paid	(54)	(58)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(17)	6
Free cash	$(71)	$312

Interest Coverage Ratio

Interest coverage ratio is measured, on a rolling twelve-month basis, as EBIT divided by Net interest expense. Interest coverage ratio is an indicator of liquidity used in assessing the Company’s debt servicing capabilities. This ratio provides useful information on how the Company's debt servicing capabilities have changed, period over period and in comparison to the Company’s peers. Additionally, investors, analysts, and lenders may use this measure to assess the Company's debt servicing capabilities. Interest coverage ratio is discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted interest coverage ratio is calculated as Adjusted EBIT divided by Net interest expense. By excluding significant items which affect EBIT, Adjusted interest coverage ratio assists management in comparing the Company's performance over various reporting periods on a consistent basis. Adjusted interest coverage ratio is discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Interest Coverage Ratio and Adjusted Interest Coverage Ratio

	For the twelve months ended March 31
(in millions, except for ratios)	2016	2015
EBIT	$2,648	$2,436
Adjusted EBIT	$2,679	$2,512
Net interest expense	$433	$297
Interest coverage ratio	6.1	8.2
Adjusted interest coverage ratio	6.2	8.5

EBIT is calculated as Operating income, less Other income and charges. Adjusted EBIT excludes significant items reported in Operating income and Other income and charges. These are components of the calculations of Interest coverage ratio and Adjusted interest coverage ratio.

Earnings before interest and tax	For the twelve months ended March 31
(in millions)	2016	2015
Adjusted EBIT	$2,679	$2,512
Add Significant items:
Gain on sale of D&H South	68	—
Impact of foreign exchange translation on U.S. dollar-denominated debt	(52)	(76)
Early redemption premium on notes	(47)	—
EBIT	2,648	2,436
Less:
Net interest expense	433	297
Income tax expense	643	597
Net income as reported	$1,572	$1,542

Adjusted Net Debt to Adjusted EBITDA Ratio

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, the net present value of operating leases, which is discounted by the Company’s effective interest rate for each of the periods presented, and Cash and cash equivalents. Adjusted EBITDA is calculated as Adjusted EBIT plus Depreciation and amortization, adjusted for net periodic pension and other benefit cost and operating lease expense. Adjusted net debt to adjusted EBITDA ratio is calculated as Adjusted net debt divided by Adjusted EBITDA.

The Adjusted net debt to adjusted EBITDA ratio is one of the key metrics used by credit rating agencies in assessing the Company's financial capacities and constraints and determining the credit rating of the Company. By excluding the impact of certain items that are not considered by management in developing a minimum threshold, Adjusted net debt to Adjusted EBITDA ratio provides a metric that management uses to evaluate the Company's financial discipline with respect to capital markets credit sensitivities from management's perspective and communicates it publicly with investors, analysts and credit rating agencies. Adjusted net debt to Adjusted EBITDA ratio is discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2016	2015
Adjusted net debt as at March 31	$8,568	$6,989
Adjusted EBITDA for the twelve months ended March 31	3,310	3,087
Adjusted net debt to Adjusted EBITDA ratio	2.6	2.3

Reconciliation of Adjusted Net Debt to Long-term Debt

(in millions)	2016	2015
Adjusted net debt as at March 31	$8,568	$6,989
Add:
Pension plans deficit	(290)	(293)
Net present value of operating leases(1)	(396)	(470)
Cash and cash equivalents	571	184
Long-term debt including long term debt maturing within one year as at March 31	$8,453	$6,410
(1) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Reconciliation of Adjusted EBITDA to Adjusted EBIT

(in millions)	2016	2015
Adjusted EBITDA for the twelve months ended March 31	$3,310	$3,087
Add:
Adjustment for net periodic pension and other benefit cost	98	119
Operating lease expense	(118)	(137)
Depreciation and amortization	(611)	(557)
Adjusted EBIT for the twelve months ended March 31	$2,679	$2,512

Off-Balance Sheet Arrangements

Guarantees

At March 31, 2016, the Company had residual value guarantees on operating lease commitments of $26 million, compared to $126 million at March 31, 2015. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at March 31, 2016, the fair value of these guarantees recognized as a liability was $3 million, compared to $5 million at March 31, 2015.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements.

Contractual Commitments

At March 31, 2016

Payments due by period (in millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$12,473	$332	$930	$804	$10,407
Long-term debt	8,390	15	782	542	7,051
Capital leases	164	3	9	10	142
Operating lease(1)	496	71	148	92	185
Supplier purchase	1,460	191	378	186	705
Other long-term liabilities(2)	585	70	117	111	287
Total contractual commitments	$23,568	$682	$2,364	$1,745	$18,777
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $26 million are not included in the minimum payments shown above, as management believes that CP will not be required to make payments under these residual guarantees.
(2) Includes expected cash payments for restructuring, environmental remediation, asset retirement obligations, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits and long-term disability benefits include the anticipated payments for years 2016 to 2025. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Other Financial Commitments

In addition to the financial commitments mentioned previously in Off-Balance Sheet Arrangements and Contractual Commitments of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company is party to certain other financial commitments set forth in the table and discussed below.

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

At March 31, 2016

Amount of commitments per period (in millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & beyond
Commitments
Letters of credit	$371	$371	$—	$—	$—
Capital commitments	343	269	42	18	14
Total commitments	$714	$640	$42	$18	$14

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

Pensions and Other Benefits

Pension Liabilities and Pension Assets

The Company included pension benefit liabilities of $280 million in Pension and other benefit liabilities and $10 million in Accounts payable and accrued liabilities on the Company’s Interim Consolidated Balance Sheets at March 31, 2016. The Company also included post-retirement benefits accruals of $385 million in Pension and other benefit liabilities and $21 million in Accounts payable and accrued liabilities on the Company’s Interim Consolidated Balance Sheets at March 31, 2016.

The Company included pension benefit assets of $1,489 million in Pension assets on the Company’s Interim Consolidated Balance Sheets at March 31, 2016.

Pension Plan Contributions

The Company made contributions of $20 million to the defined benefit pension plans in the first quarter of 2016, compared with $21 million in the same period of 2015. The Company’s main Canadian defined benefit pension plan accounts for 95% of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010 and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,276 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2015, leaving $474 million of the voluntary prepayments still available at December 31, 2015 to reduce CP’s pension funding requirements in 2016 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will apply $35 million of the remaining voluntary prepayments against its 2016 pension funding requirements.

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

Deferred Income Taxes

A deferred income tax expense of $93 million was included in Income tax expense for the first quarter of 2016 and $32 million was included in Income tax expense for the same period of 2015. The increase in deferred income tax expense in 2016 was primarily due to higher pretax earnings and deferred tax expense related to FX translation gains on U.S. dollar-denominated debt.

At March 31, 2016, deferred income tax liabilities of $3,422 million were recorded as a long-term liability and are composed largely of temporary differences related to accounting for properties.

Legal and Personal Injury Liabilities

Provisions for incidents, claims and litigation charged to income, which were included in Purchase services and other expense, amounted to $20 million in the first quarter of 2016 compared with $33 million for the same period of 2015.

Forward-Looking Information

This MD&A and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. These forward-looking statements include, but are not limited to, statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes and pension contributions, and capital expenditures. Forward-looking information typically contains statements with words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes.

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

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this MD&A. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2015 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three months ended March 31, 2016 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2015 Annual Report on Form 10-K other than foreign exchange risk discussed below:

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar positively (or negatively) impacts Freight revenues by approximately $26 million and negatively (or positively) impacts Operating expenses by approximately $13 million. FX translation on the Company’s U.S. dollar-denominated long-term debt is excluded from these sensitivities. To manage this exposure to fluctuations in exchange rates between Canadian and U.S. dollars, CP may sell or purchase U.S. dollar forwards at fixed rates in future periods. In addition, changes in the exchange rate between the Canadian dollar and other currencies (including the U.S. dollar) make the goods transported by the Company more or less competitive in the world marketplace and may in turn positively or negatively affect revenues.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2016, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 12 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

On March 16, 2015, the Company announced the renewal of its Normal Course Issuer Bid (“NCIB”), commencing on March 18, 2015, to purchase up to 9,140,000 of its Common Shares. On August 31, 2015, the Company amended its NCIB to increase the maximum number of its Common Shares that may be purchased from 9,140,000 to 11,937,181. On March 17, 2016 the NCIB expired. The Company purchased 11,375,189 Common Shares in total at a weighted average price of $198.46. No Common Shares were purchased during the first quarter of 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first quarters ended March 31, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the first quarters ended March 31, 2016 and 2015; (iii) the Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (iv) the Consolidated Statements of Cash Flows for the first quarters ended March 31, 2016 and 2015; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first quarters ended March 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

**Filed with this Statement

Exhibit 31.1

Certification by the Chief Executive Officer of the Registrants filed pursuant to Rule 13a-14(a) of the Exchange Act.
Canadian Pacific Railway Limited

I, E. Hunter Harrison, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Canadian Pacific Railway Limited;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 20, 2016	/s/ E. Hunter Harrison
E. Hunter Harrison
Chief Executive Officer

Exhibit 31.2

Certification by the Chief Financial Officer of the Registrants filed pursuant to Rule 13a-14(a) of the Exchange Act.
Canadian Pacific Railway Limited

I, Mark J. Erceg, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Canadian Pacific Railway Limited;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 20, 2016	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice-President and Chief Financial Officer

Exhibit 32.1
Certifications Furnished Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Canadian Pacific Railway Limited
In connection with the Quarterly Report of Canadian Pacific Railway Limited (the “Company”) on Form 10-Q for the period ended March 31, 2016 (the “Report”) to which this certificate is an exhibit, I, E. Hunter Harrison, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 20, 2016	/s/ E. Hunter Harrison
E. Hunter Harrison
Chief Executive Officer

Exhibit 32.2
Certifications Furnished Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Canadian Pacific Railway Limited
In connection with the Annual Report of Canadian Pacific Railway Limited (the “Company”) on Form 10-Q for the period ended March 31, 2016 (the “Report”) to which this certificate is an exhibit, I, Mark J. Erceg, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 20, 2016	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice-President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undesigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: April 20, 2016