Form 10-Q
period 2016-06-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2016-07-20
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 18, 2016, there were 147,771,618 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2016	2015	2016	2015
Revenues
Freight	$1,406	$1,610	$2,954	$3,240
Non-freight	44	41	87	76
Total revenues	1,450	1,651	3,041	3,316
Operating expenses
Compensation and benefits	284	308	613	686
Fuel	131	185	256	380
Materials	38	45	94	97
Equipment rents	44	46	89	88
Depreciation and amortization	161	145	323	291
Purchased services and other (Note 4)	241	276	462	516
Total operating expenses	899	1,005	1,837	2,058

Operating income	551	646	1,204	1,258
Less:
Other income and charges (Note 5)	(9)	(5)	(190)	68
Net interest expense	115	84	239	169
Income before income tax expense	445	567	1,155	1,021
Income tax expense (Note 6)	117	177	287	311
Net income	$328	$390	$868	$710

Earnings per share (Note 7)
Basic earnings per share	$2.16	$2.38	$5.70	$4.32
Diluted earnings per share	$2.15	$2.36	$5.67	$4.28

Weighted-average number of shares (millions) (Note 7)
Basic	151.7	163.7	152.3	164.3
Diluted	152.6	165.0	153.2	165.7

Dividends declared per share	$0.5000	$0.3500	$0.8500	$0.7000
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

Year ended (in millions of Canadian dollars)	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Net income	$328	$390	$868	$710
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	3	7	40	(30)
Change in derivatives designated as cash flow hedges	(29)	36	(76)	(33)
Change in pension and post-retirement defined benefit plans	43	66	90	138
Other comprehensive income before income taxes	17	109	54	75
Income tax (expense) recovery on above items	(7)	(35)	(48)	11
Other comprehensive income (Note 3)	10	74	6	86
Comprehensive income	$338	$464	$874	$796
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2016	2015
Assets
Current assets
Cash and cash equivalents	$92	$650
Accounts receivable, net	577	645
Materials and supplies	195	188
Other current assets	59	54
	923	1,537
Investments	155	152
Properties	16,160	16,273
Goodwill and intangible assets	195	211
Pension asset	1,565	1,401
Other assets	70	63
Total assets	$19,068	$19,637
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,247	$1,417
Long-term debt maturing within one year (Note 8)	198	30
	1,445	1,447
Pension and other benefit liabilities	751	758
Other long-term liabilities	286	318
Long-term debt	8,383	8,927
Deferred income taxes	3,512	3,391
Total liabilities	14,377	14,841
Shareholders’ equity
Share capital	2,000	2,058
Additional paid-in capital	49	43
Accumulated other comprehensive loss (Note 3)	(1,471)	(1,477)
Retained earnings	4,113	4,172
	4,691	4,796
Total liabilities and shareholders’ equity	$19,068	$19,637
Contingencies (Note 13)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Year ended (in millions of Canadian dollars)	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Operating activities
Net income	$328	$390	$868	$710
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	161	145	323	291
Deferred income taxes (Note 6)	90	74	183	106
Pension funding in excess of expense (Note 12)	(37)	(20)	(79)	(30)
Foreign exchange (gain) loss on long-term debt (Note 5)	(18)	(10)	(199)	54
Other operating activities, net	(47)	(28)	(113)	(69)
Change in non-cash working capital balances related to operations	35	34	(253)	78
Cash provided by operating activities	512	585	730	1,140
Investing activities
Additions to properties	(330)	(355)	(608)	(618)
Proceeds from sale of properties and other assets (Note 4)	11	8	71	60
Other	(2)	(7)	(2)	13
Cash used in investing activities	(321)	(354)	(539)	(545)
Financing activities
Dividends paid	(53)	(57)	(107)	(115)
Issuance of CP Common Shares	4	11	9	27
Purchase of CP Common Shares (Note 9)	(788)	(543)	(788)	(1,072)
Issuance of long-term debt, excluding commercial paper	—	—	—	810
Repayment of long-term debt, excluding commercial paper	(7)	(9)	(18)	(67)
Net issuance (repayment) of commercial paper (Note 8)	176	369	176	(224)
Other	(1)	—	(3)	—
Cash used in financing activities	(669)	(229)	(731)	(641)

Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(1)	(1)	(18)	5
Cash position
(Decrease) increase in cash and cash equivalents	(479)	1	(558)	(41)
Cash and cash equivalents at beginning of period	571	184	650	226
Cash and cash equivalents at end of period	$92	$185	$92	$185

Supplemental disclosures of cash flow information:
Income taxes paid	$65	$62	$257	$59
Interest paid	$92	$94	$247	$161
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars, except common share amounts)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2016	153.0	$2,058	$43	$(1,477)	$4,172	$4,796
Net income	—	—	—	—	868	868
Other comprehensive income (Note 3)	—	—	—	6	—	6
Dividends declared	—	—	—	—	(130)	(130)
Effect of stock-based compensation expense	—	—	8	—	—	8
CP Common Shares repurchased (Note 9)	(4.7)	(70)	—	—	(797)	(867)
Shares issued under stock option plan	0.1	12	(2)	—	—	10
Balance at June 30, 2016	148.4	$2,000	$49	$(1,471)	$4,113	$4,691
Balance at January 1, 2015	166.1	$2,185	$36	$(2,219)	$5,608	$5,610
Net income	—	—	—	—	710	710
Other comprehensive income (Note 3)	—	—	—	86	—	86
Dividends declared	—	—	—	—	(115)	(115)
Effect of stock-based compensation expense	—	—	10	—	—	10
CP Common Shares repurchased (Note 9)	(5.2)	(70)	—	—	(1,010)	(1,080)
Shares issued under stock option plan	0.4	36	(6)	—	—	30
Balance at June 30, 2015	161.3	$2,151	$40	$(2,133)	$5,193	$5,251
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
3    Changes in accumulated other comprehensive loss ("AOCL") by component

	For the three months ended June 30
(in millions of Canadian dollars, net of tax)	Foreign currency net of hedging activities	Derivatives and other	Pension and post-retirement defined benefit plans	Total
Opening balance, 2016	$125	$(136)	$(1,470)	$(1,481)
Other comprehensive income (loss) before reclassifications	(1)	(23)	(2)	(26)
Amounts reclassified from accumulated other comprehensive loss	—	2	34	36
Net current-period other comprehensive (loss) income	(1)	(21)	32	10
Closing balance, 2016	$124	$(157)	$(1,438)	$(1,471)
Opening balance, 2015	$125	$(103)	$(2,229)	$(2,207)
Other comprehensive income (loss) before reclassifications	—	26	—	26
Amounts reclassified from accumulated other comprehensive loss	—	—	48	48
Net current-period other comprehensive income	—	26	48	74
Closing balance, 2015	$125	$(77)	$(2,181)	$(2,133)

	For the six months ended June 30
(in millions of Canadian dollars, net of tax)	Foreign currency net of hedging activities	Derivatives and other	Pension and post-retirement defined benefit plans	Total
Opening balance, 2016	$129	$(102)	$(1,504)	$(1,477)
Other comprehensive income (loss) before reclassifications	(5)	(59)	(2)	(66)
Amounts reclassified from accumulated other comprehensive loss	—	4	68	72
Net current-period other comprehensive (loss) income	(5)	(55)	66	6
Closing balance, 2016	$124	$(157)	$(1,438)	$(1,471)
Opening balance, 2015	$115	$(52)	$(2,282)	$(2,219)
Other comprehensive income (loss) before reclassifications	10	(26)	5	(11)
Amounts reclassified from accumulated other comprehensive loss	—	1	96	97
Net current-period other comprehensive income (loss)	10	(25)	101	86
Closing balance, 2015	$125	$(77)	$(2,181)	$(2,133)

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Amortization of prior service costs(a)	$(1)	$(2)	$(3)	$(3)
Recognition of net actuarial loss(a)	48	67	97	134
Total before income tax	47	65	94	131
Income tax recovery	(13)	(17)	(26)	(35)
Net of income tax	$34	$48	$68	$96
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

Gain on settlement of legal proceedings related to the purchase and sale of a building

In 2013, CP provided an interest free loan pursuant to a court order to a corporation owned by a court appointed trustee (“the judicial trustee”) to facilitate the acquisition of a building. The building was held in trust during the legal proceedings with regard to CP’s entitlement to an exercised purchase option of the building. As at December 31, 2014, the loan of $20 million and the purchase option with a carrying value of $8 million, were recorded as “Other assets” in the Company’s Consolidated Balance Sheets.

In the first quarter of 2015, CP reached a settlement with a third party that, following the sale of the building to an arm’s length third party, resulted in resolution of legal proceedings. CP received $59 million for the sale of the building which included repayment of the aforementioned loan to the judicial trustee and recorded a gain of $31 million ($27 million after tax).
5    Other income and charges

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Foreign exchange (gain) loss on long-term debt	$(18)	$(10)	$(199)	$54
Other foreign exchange (gains) losses	—	—	(7)	6
Other	9	5	16	8
Total other income and charges	$(9)	$(5)	$(190)	$68
6    Income taxes

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Current income tax expense	$27	$103	$104	$205
Deferred income tax expense	90	74	183	106
Income tax expense	$117	$177	$287	$311

The estimated 2016 annual effective tax rate for the three and six months ended June 30, 2016, excluding the discrete item related to the foreign exchange gain on the Company’s U.S. dollar-denominated debt, is 26.93% and 27.25%, respectively, compared to the estimate of 27.50% for the same periods in 2015.

The effective tax rate for the three and six months ended June 30, 2016, including the discrete item, is 26.40% and 24.86%, respectively, compared to 31.30% and 30.51%, respectively, for the same period in 2015.

7    Earnings per share

At June 30, 2016, the number of shares outstanding was 148.4 million (June 30, 2015 - 161.3 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period.

The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions)	2016	2015	2016	2015
Weighted-average basic shares outstanding	151.7	163.7	152.3	164.3
Dilutive effect of stock options	0.9	1.3	0.9	1.4
Weighted-average diluted shares outstanding	152.6	165.0	153.2	165.7

For the three and six months ended June 30, 2016, there were 440,009 options and 443,000 options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2015 - 175,068 and 87,976, respectively).

8    Debt

Revolving credit facility

Effective June 28, 2016, the Company extended the maturity date by one year on its existing revolving U.S. $2.0 billion revolving credit facility, which includes a U.S. $1.0 billion five-year portion and U.S. $1.0 billion one-year plus one-year term-out portion. The maturity date on the U.S. $1.0 billion one-year plus one-year term-out portion has been extended to June 28, 2018; the maturity date on the U.S. $1.0 billion five-year portion was extended to June 28, 2021.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. As at June 30, 2016, the Company had total commercial paper borrowings of U.S. $135 million ($174 million), presented in “Long-term debt maturing within one year” on the Interim Consolidated Balance Sheets (December 31, 2015 - $nil). The weighted-average interest rate on these borrowings was 0.67%.

The Company presents issuances and repayments of commercial paper in the Interim Consolidated Statements of Cash Flows on a net basis, all of which have a maturity of less than 90 days.

9    Shareholders' equity

On April 20, 2016, the Company announced a new normal course issuer bid ("bid"), commencing May 2, 2016 to May 1, 2017, to purchase up to 6.91 million of its outstanding Common Shares for cancellation.

All purchases are made in accordance with the bid at prevalent market prices plus brokerage fees, or such other prices that may be permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to retained earnings. The following table provides activities under the share repurchase program:

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Number of Common Shares repurchased(1)	5,127,800	3,058,900	5,127,800	5,233,688
Weighted-average price per share(2)	$169.13	$193.10	$169.13	$206.40
Amount of repurchase (in millions)(2)	$867	$590	$867	$1,080
(1) Includes shares repurchased but not yet canceled at quarter end.
(2) Includes brokerage fees.

10    Financial instruments

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

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt which has a fair value of approximately $10,335 million at June 30, 2016 (December 31, 2015 - $9,750 million) and a carrying value of $8,581 million at June 30, 2016 (December 31, 2015 - $8,957 million). The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of interest and principal at estimated interest rates expected to be available to the Company at period end. All derivatives and long-term debt are classified as Level 2.

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on net income by offsetting long-term FX gains and losses on U.S. dollar denominated long-term debt and gains and losses on its net investment. The effective portion recognized in “Other comprehensive income” for the three and six months ended June 30, 2016 was an unrealized FX gain of $24 million and $332 million, respectively (three and six months ended June 30, 2015 - unrealized FX gain of $58 million and an unrealized FX loss of $298 million, respectively). There was no ineffectiveness during the three and six months ended June 30, 2016 and June 30, 2015.

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

Forward starting swaps

As at December 31, 2015, the Company had forward starting floating-to-fixed interest rate swap agreements (“forward starting swaps”) totaling a notional U.S. $700 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The effective portion of changes in fair value on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the highly probable forecasted notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” are reclassified to “Net interest expense”.

During the second quarter of 2016, the Company rolled the notional U.S. $700 million forward starting swaps. The Company de-designated the hedging relationship for U.S. $700 million of forward starting swaps. The Company did not cash settle these swaps. There was no ineffectiveness to record upon de-designation.

Concurrently the Company re-designated the forward starting swaps totaling U.S. $700 million to fix the benchmark rate on cash flows associated with a highly probable forecasted debt issuance of long-term notes.

As at June 30, 2016, the total fair value loss of $144 million (December 31, 2015 - fair value loss of $60 million) derived from the forward starting swaps was included in “Accounts payable and accrued liabilities”. Changes in fair value from the forward starting swaps for the three and six months ended June 30, 2016 was a loss of $32 million and $84 million, respectively (three and six months ended June 30, 2015 - a gain of $34 million and a loss of $39 million, respectively). The effective portion for the three and six months ended June 30, 2016 of a loss of $32 million and $82 million, respectively, (three and six months ended June 30, 2015 - a fair value gain of $34 million and a fair value loss of $37 million, respectively) is recorded in “Other comprehensive income”. For the three and six months ended June 30, 2016, the ineffective portion of $nil and $2 million loss, respectively (three and six months ended June 30, 2015 - $nil and $2 million loss, respectively) is recorded to “Net interest expense” on the Interim Consolidated Statements of Income.

For the three and six months ended June 30, 2016, a loss of $3 million and $5 million, respectively, related to previous forward starting swap hedges have been amortized to “Net interest expense” (three and six months ended June 30, 2015 - a loss of $1 million and $2 million, respectively). The Company expects that during the next 12 months $11 million of losses will be amortized to “Net interest expense”.

11    Stock-based compensation

At June 30, 2016, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee stock savings plan. These plans resulted in an expense for the three and six months ended June 30, 2016 of $1 million and $15 million, respectively (three and six months ended June 30, 2015 - recovery of $5 million and an expense of $24 million, respectively).

Regular options

In the six months ended June 30, 2016, under CP’s stock option plans, the Company issued 402,331 regular options at the weighted average price of $165.55 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these regular options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after 10 years.

Under the fair value method, the fair value of the regular options at the grant date was approximately $16 million. The weighted average fair value assumptions were approximately:

For the six months ended June 30, 2016
Grant price	$165.55
Expected option life (years)(1)	5.25
Risk-free interest rate(2)	1.21%
Expected stock price volatility(3)	26.58%
Expected annual dividends per share(4)	$1.40
Expected forfeiture rate(5)	2.0%
Weighted-average grant date fair value per regular options granted during the period	$38.98
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
(4) Determined by the current annual dividend at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option. On April 20, 2016, the Company announced an increase in its quarterly dividend to $0.50 per share, representing $2.00 on an annual basis.
(5) The Company estimated forfeitures based on past experience. This rate is monitored on a periodic basis.

Performance share unit (“PSU”) plan

In the six months ended June 30, 2016, the Company issued 147,157 PSUs with a grant date fair value of approximately $24 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash, or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of PSUs is measured periodically until settlement, using a latticed-based valuation model.

The performance period for PSUs issued in the six months ended June 30, 2016 is January 1, 2016 to December 31, 2018. The performance factors for these PSUs are Operating Ratio, Return on Invested Capital, Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

The performance period for the PSUs issued in the fourth quarter of 2012 and in 2013 was January 1, 2013 to December 31, 2015. The performance factors for these PSUs were Operating Ratio, Free cash flow, TSR compared to the S&P/TSX 60 index, TSR compared to Class I railways. All performance factors met the 200% payout thresholds, in effect resulting in a target payout of 200% on 300,095 total outstanding awards as at December 31, 2015. A payout of $79 million on 217,179 outstanding awards occurred on December 31, 2015 and was calculated using the Company's average share price using the last 30 trading days preceding December 31, 2015. In the first quarter of 2016, final payouts occurred on the total outstanding awards, including dividends reinvested, totaling $31 million on 83,563 outstanding awards.

Deferred share unit (“DSU”) plan

In the six months ended June 30, 2016, the Company granted 25,050 DSUs with a grant date fair value of approximately $4 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

12    Pension and other benefits

In the three and six months ended June 30, 2016, the Company made contributions of $14 million and $34 million, respectively(three and six months ended June 30, 2015 - $20 million and $41 million, respectively), to its defined benefit pension plans. The elements of net periodic benefit cost for defined benefit pension plans and other benefits recognized in the three and six months ended June 30, 2016 included the following components:

	For the three months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2016	2015	2016	2015
Current service cost (benefits earned by employees in the period)	$26	$32	$3	$3
Interest cost on benefit obligation	116	116	5	5
Expected return on fund assets	(211)	(212)	—	—
Recognized net actuarial loss	47	66	1	1
Amortization of prior service costs	(1)	(2)	—	—
Net periodic benefit (recovery) cost	$(23)	$—	$9	$9

	For the six months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2016	2015	2016	2015
Current service cost (benefits earned by employees in the period)	$53	$64	$6	$6
Interest cost on benefit obligation	233	231	10	10
Expected return on fund assets	(423)	(413)	—	—
Recognized net actuarial loss	95	132	2	2
Amortization of prior service costs	(3)	(3)	—	—
Net periodic benefit (recovery) cost	$(45)	$11	$18	$18

13    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2016 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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
Following this incident, the Minister of Sustainable Development, Environment, Wildlife and Parks of Quebec issued an order directing certain named parties to recover the contaminants and to clean up and decontaminate the derailment site. CP was added as a named party on August 14, 2013 (the “Amended Cleanup Order”). CP has sought an administrative appeal of the Amended Cleanup Order to the Administrative Tribunal of Quebec. The proceedings before the Administrative tribunal have been stayed until September 2016. Directly related to this matter, the Province of Quebec filed a lawsuit against CP before the Quebec Superior Court on July 6, 2015 in which it claims $409 million for the damages sustained by the province as a result of the expenses incurred following the derailment, including costs incurred for the work carried out pursuant to the Amended Cleanup Order. The province alleges that CP had custody or control of the contaminants that were discharged in Lac-Mégantic on July 6, 2013, and that CP was otherwise negligent and therefore is solidarily (joint and severally) liable with the other third parties responsible for the accident. The province’s lawsuit has been stayed until September 12, 2016. Also directly related to the this matter, the Quebec Minister of Sustainable Development and Environment has served a Notice of Claim on July 5, 2016 claiming nearly $95 million in compensation from CP for having to carry out the cleanup measures set out in the Amended Cleanup Order, alleging that CP had refused or neglected to carry out same. These proceedings are duplicative, in whole or in part.
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
On July 4, 2016, CP was served with subrogated insurance claims brought by 8 insurers for a claimed amount of approximately $16 million. On July 11, 2016, CP was served with subrogated insurance claims brought by an additional 2 insurers for a claimed amount of approximately $3 million. These insurers have not identified in their respective lawsuit the identity of the parties to whose claims they are subrogated and thus it is difficult to determine the extent to which these claims overlap with other claims and the extent to which their claim would be satisfied after their proof of claim has been reviewed and distribution is received from the Plans of arrangements referred to below.
In the wake of the derailment and ensuing litigation, MMAC filed for bankruptcy in Canada (the “Canadian Proceeding”) and MMA filed for bankruptcy in the United States (the “U.S. Proceeding”). Plans of arrangement have been approved both in the Canadian Proceeding and the U.S. Proceeding (the “Plans”). These Plans provide for the distribution of a fund of approximately $440 million amongst those who claimed loss or damage as a result of the derailment and will release those parties which contributed to the fund from any further liability. The Plans also provide for broadly worded third-party releases and injunctions that prevent actions against settling parties. CP has not participated in the settlement and hence will not benefit from any third-party releases or injunctions. In addition, both Plans contain judgment reduction provisions. Pursuant to these provisions, in the event of a judgment against CP in a case arising from the Lac-Mégantic derailment, CP will receive a credit for the greater of (i) the settlement monies received by the plaintiff(s) for the claim, or (ii) the amount which, but for the third-party non-debtor injunctions, CP would have been entitled to obtain from third parties other than MMA and MMAC through contribution or indemnification. CP may also have rights to judgment reduction, as part of the contribution/indemnification credit, for the fault of MMA and/or MMAC. The provisions of the Plans also provide for a potential re-allocation of of the MMA Group’s liability among plaintiffs and CP, the only non-settling party.
An Adversary Proceeding filed by the MMA U.S. bankruptcy trustee against CP, Irving Oil and the World Fuel Defendants accuses CP of failing to ensure that World Fuel Defendants or Irving Oil properly classified the oil lading and of not refusing to ship the oil in DOT-111 tank cars. The trustee has since settled with the World Fuel Defendants and Irving Oil and now maintains that CP misfeasance is based upon the railroad’s failure to abide by a Canadian regulation in North Dakota that supposedly would have caused the originating railroad to refuse to carry the crude oil based upon reason to suspect inaccurate classification. In response to CP’s motion to withdraw the Adversary Proceedings from the bankruptcy reference, the trustee maintained that Canadian law rather than U.S. law controlled, and the Article III court found that if the federal regulations governed, the case was not complex enough to warrant withdrawal. In bankruptcy court CP moved to dismiss for want of personal jurisdiction, but that motion, which was heard on August 18, 2015, has been denied. Motions to dismiss on procedural grounds are pending. The trustee recently withdrew objection to the trial of the Adversary Proceedings to a jury before the Article III district court.
There are also a class action and a mass action instituted Texas and wrongful death and personal injury actions instituted in Illinois and Maine. All the various lawsuits have been removed to federal court and have since been consolidated in Maine. These actions generally charge CP with negligence in the misclassification and mis-packaging (that is the use of inappropriate DOT-111 tank cars). Motions to dismiss have been filed and heard regarding jurisdiction and venue. Decisions on CP’s motions and other parties’ cross-motions are pending.
CP has received two damage to cargo notices of claims from the shipper of the oil on the derailed train, Western Petroleum. Western Petroleum submitted U.S. and Canadian notices of claims for the same damages and, under the Carmack Amendment (49 U.S.C. Section 11706), seeks to recover for all injuries associated with, and indemnification for the derailment. Both jurisdictions permit a shipper to recover the value of damaged lading against any carrier in the delivery chain, subject to limitations in the carrier’s tariffs. CP’s tariffs significantly restrict shipper damage claim rights. Western Petroleum is part of the World Fuel Services group, and those entities settled with the trustee.
On April 12, 2016, Trustee (the “WD Trustee”) of a wrongful death trust (the “WD Trust”), as defined and established under the confirmed Plan, filed an action against CP in federal court in North Dakota seeking to establish Carmack Amendment liability under 49 U.S.C. Section 11706. The WD Trustee asserts the WD Trust was assigned Carmack claim rights by the bankruptcy estate representative. The parties that settled Lac Megantic derailment liability in connection with MMA’s confirmed Plan supposedly gave the bankruptcy estate representative the right to assign Carmack claims. The WD Trustee seeks to recover losses associated with the lost lading (approximately $6 million), as well as settlement amounts the consignor (i.e, the shipper, World Fuel Entities) and the consignee (Irving Oil) paid to the MMA bankruptcy estate to settle all Lac Megantic derailment claims, which are alleged to be $110 million and $60 million respectively. The WD Trustee maintains that Carmack liability extends beyond lading losses to cover all derailment related damages incurred by the World Fuel Services group or Irving Oil. CP disputes this interpretation of damages to lading law and maintains that CP’s tariffs, if applicable, would preclude such a result.
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

The expense included in “Purchased services and other” for the three and six months ended June 30, 2016 was $1 million and $2 million, respectively (three and six months ended June 30, 2015 - $3 million and $6 million, respectively). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at June 30, 2016 was $86 million (December 31, 2015 - $93 million). Payments are expected to be made over 10 years through 2026.

14 Condensed consolidating financial information

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

Interim Condensed Consolidating Statements of Income
For the three months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,007	$399	$—	$1,406
Non-freight	—	33	98	(87)	44
Total revenues	—	1,040	497	(87)	1,450
Operating expenses
Compensation and benefits	—	181	102	1	284
Fuel	—	103	28	—	131
Materials	—	27	8	3	38
Equipment rents	—	53	(9)	—	44
Depreciation and amortization	—	107	54	—	161
Purchased services and other	—	193	139	(91)	241
Total operating expenses	—	664	322	(87)	899
Operating income	—	376	175	—	551
Less:
Other income and charges	(4)	(12)	7	—	(9)
Net interest expense (income)	10	111	(6)	—	115
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(6)	277	174	—	445
Less: Income tax (recovery) expense	(6)	70	53	—	117
Add: Equity in net earnings of subsidiaries	328	121	—	(449)	—
Net income	$328	$328	$121	$(449)	$328

Interim Condensed Consolidating Statements of Income
For the three months ended June 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,131	$479	$—	$1,610
Non-freight	—	34	90	(83)	41
Total revenues	—	1,165	569	(83)	1,651
Operating expenses
Compensation and benefits	—	198	110	—	308
Fuel	—	134	51	—	185
Materials	—	35	10	—	45
Equipment rents	—	52	(6)	—	46
Depreciation and amortization	—	102	43	—	145
Purchased services and other	—	192	167	(83)	276
Total operating expenses	—	713	375	(83)	1,005
Operating income	—	452	194	—	646
Less:
Other income and charges	(3)	(8)	6	—	(5)
Net interest expense (income)	—	98	(14)	—	84
Income before income tax expense and equity in net earnings of subsidiaries	3	362	202	—	567
Less: Income tax expense	2	93	82	—	177
Add: Equity in net earnings of subsidiaries	389	120	—	(509)	—
Net income	$390	$389	$120	$(509)	$390

Interim Condensed Consolidating Statements of Income
For the six months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$2,104	$850	$—	$2,954
Non-freight	—	66	194	(173)	87
Total revenues	—	2,170	1,044	(173)	3,041
Operating expenses
Compensation and benefits	—	382	228	3	613
Fuel	—	206	50	—	256
Materials	—	65	18	11	94
Equipment rents	—	107	(18)	—	89
Depreciation and amortization	—	214	109	—	323
Purchased services and other	—	329	320	(187)	462
Total operating expenses	—	1,303	707	(173)	1,837
Operating income	—	867	337	—	1,204
Less:
Other income and charges	(73)	(150)	33	—	(190)
Net interest expense (income)	9	242	(12)	—	239
Income before income tax expense and equity in net earnings of subsidiaries	64	775	316	—	1,155
Less: Income tax expense	3	181	103	—	287
Add: Equity in net earnings of subsidiaries	807	213	—	(1,020)	—
Net income	$868	$807	$213	$(1,020)	$868

Interim Condensed Consolidating Statements of Income
For the six months ended June 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$2,250	$990	$—	$3,240
Non-freight	—	63	179	(166)	76
Total revenues	—	2,313	1,169	(166)	3,316
Operating expenses
Compensation and benefits	—	460	226	—	686
Fuel	—	295	85	—	380
Materials	—	78	19	—	97
Equipment rents	—	88	—	—	88
Depreciation and amortization	—	204	87	—	291
Purchased services and other	—	334	348	(166)	516
Total operating expenses	—	1,459	765	(166)	2,058
Operating income	—	854	404	—	1,258
Less:
Other income and charges	15	78	(25)	—	68
Net interest expense (income)	—	194	(25)	—	169
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(15)	582	454	—	1,021
Less: Income tax (recovery) expense	(2)	160	153	—	311
Add: Equity in net earnings of subsidiaries	723	301	—	(1,024)	—
Net income	$710	$723	$301	$(1,024)	$710

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$328	$328	$121	$(449)	$328
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	20	(17)	—	3
Change in derivatives designated as cash flow hedges	—	(29)	—	—	(29)
Change in pension and post-retirement defined benefit plans	—	41	2	—	43
Other comprehensive income (loss) before income taxes	—	32	(15)	—	17
Income tax expense on above items	—	(5)	(2)	—	(7)
Equity accounted investments	10	(17)	—	7	—
Other comprehensive income (loss)	10	10	(17)	7	10
Comprehensive income	$338	$338	$104	$(442)	$338

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$390	$389	$120	$(509)	$390
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	59	(52)	—	7
Change in derivatives designated as cash flow hedges	—	36	—	—	36
Change in pension and post-retirement defined benefit plans	—	64	2	—	66
Other comprehensive income (loss) before income taxes	—	159	(50)	—	109
Income tax (expense) recovery on above items	—	(55)	20	—	(35)
Equity accounted investments	74	(30)	—	(44)	—
Other comprehensive income (loss)	74	74	(30)	(44)	74
Comprehensive income	$464	$463	$90	$(553)	$464

Interim Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$868	$807	$213	$(1,020)	$868
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	330	(290)	—	40
Change in derivatives designated as cash flow hedges	—	(76)	—	—	(76)
Change in pension and post-retirement defined benefit plans	—	86	4	—	90
Other comprehensive income (loss) before income taxes	—	340	(286)	—	54
Income tax expense on above items	—	(46)	(2)	—	(48)
Equity accounted investments	6	(288)	—	282	—
Other comprehensive income (loss)	6	6	(288)	282	6
Comprehensive income (loss)	$874	$813	$(75)	$(738)	$874

Interim Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$710	$723	$301	$(1,024)	$710
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(298)	268	—	(30)
Change in derivatives designated as cash flow hedges	—	(33)	—	—	(33)
Change in pension and post-retirement defined benefit plans	—	134	4	—	138
Other comprehensive (loss) income before income taxes	—	(197)	272	—	75
Income tax recovery (expense) on above items	—	13	(2)	—	11
Equity accounted investments	86	270	—	(356)	—
Other comprehensive income	86	86	270	(356)	86
Comprehensive income	$796	$809	$571	$(1,380)	$796

Interim Condensed Consolidating Balance Sheets
As at June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$47	$45	$—	$92
Accounts receivable, net	—	406	171	—	577
Accounts receivable, inter-company	78	80	159	(317)	—
Short-term advances to affiliates	—	470	3,758	(4,228)	—
Materials and supplies	—	164	31	—	195
Other current assets	—	49	10	—	59
	78	1,216	4,174	(4,545)	923
Long-term advances to affiliates	501	—	88	(589)	—
Investments	—	26	129	—	155
Investments in subsidiaries	8,217	9,753	—	(17,970)	—
Properties	—	8,560	7,600	—	16,160
Goodwill and intangible assets	—	—	195	—	195
Pension asset	—	1,565	—	—	1,565
Other assets	—	50	20	—	70
Deferred income taxes	14	—	—	(14)	—
Total assets	$8,810	$21,170	$12,206	$(23,118)	$19,068
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$156	$804	$287	$—	$1,247
Accounts payable, inter-company	3	235	79	(317)	—
Short-term advances from affiliates	3,960	247	21	(4,228)	—
Long-term debt maturing within one year	—	198	—	—	198
	4,119	1,484	387	(4,545)	1,445
Pension and other benefit liabilities	—	675	76	—	751
Long-term advances from affiliates	—	589	—	(589)	—
Other long-term liabilities	—	159	127	—	286
Long-term debt	—	8,323	60	—	8,383
Deferred income taxes	—	1,723	1,803	(14)	3,512
Total liabilities	4,119	12,953	2,453	(5,148)	14,377
Shareholders’ equity
Share capital	2,000	1,037	5,808	(6,845)	2,000
Additional paid-in capital	49	1,630	418	(2,048)	49
Accumulated other comprehensive (loss) income	(1,471)	(1,471)	548	923	(1,471)
Retained earnings	4,113	7,021	2,979	(10,000)	4,113
	4,691	8,217	9,753	(17,970)	4,691
Total liabilities and shareholders’ equity	$8,810	$21,170	$12,206	$(23,118)	$19,068

Condensed Consolidating Balance Sheets
As at December 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$502	$148	$—	$650
Accounts receivable, net	—	452	193	—	645
Accounts receivable, inter-company	59	105	265	(429)	—
Short-term advances to affiliates	—	75	3,483	(3,558)	—
Materials and supplies	—	154	34	—	188
Other current assets	—	37	17	—	54
	59	1,325	4,140	(3,987)	1,537
Long-term advances to affiliates	501	207	376	(1,084)	—
Investments	—	22	130	—	152
Investments in subsidiaries	7,518	9,832	—	(17,350)	—
Properties	—	8,481	7,792	—	16,273
Goodwill and intangible assets	—	3	208	—	211
Pension asset	—	1,401	—	—	1,401
Other assets	—	55	8	—	63
Deferred income taxes	25	—	—	(25)	—
Total assets	$8,103	$21,326	$12,654	$(22,446)	$19,637
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$54	$1,122	$241	$—	$1,417
Accounts payable, inter-company	—	325	104	(429)	—
Short-term advances from affiliates	3,253	230	75	(3,558)	—
Long-term debt maturing within one year	—	24	6	—	30
	3,307	1,701	426	(3,987)	1,447
Pension and other benefit liabilities	—	676	82	—	758
Long-term advances from affiliates	—	877	207	(1,084)	—
Other long-term liabilities	—	186	132	—	318
Long-term debt	—	8,863	64	—	8,927
Deferred income taxes	—	1,505	1,911	(25)	3,391
Total liabilities	3,307	13,808	2,822	(5,096)	14,841
Shareholders’ equity
Share capital	2,058	1,037	5,465	(6,502)	2,058
Additional paid-in capital	43	1,568	613	(2,181)	43
Accumulated other comprehensive (loss) income	(1,477)	(1,477)	840	637	(1,477)
Retained earnings	4,172	6,390	2,914	(9,304)	4,172
	4,796	7,518	9,832	(17,350)	4,796
Total liabilities and shareholders’ equity	$8,103	$21,326	$12,654	$(22,446)	$19,637

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$75	$374	$219	$(156)	$512
Investing activities
Additions to properties	—	(206)	(124)	—	(330)
Proceeds from sale of properties and other assets	—	11	—	—	11
Advances to affiliates	—	(482)	(285)	767	—
Repayment of advances to affiliates	—	208	—	(208)	—
Capital contributions to affiliates	—	(348)	—	348	—
Other	—	—	(2)	—	(2)
Cash used in investing activities	—	(817)	(411)	907	(321)
Financing activities
Dividends paid	(53)	(53)	(103)	156	(53)
Issuance of share capital	—	—	348	(348)	—
Issuance of CP Common Shares	4	—	—	—	4
Purchase of CP Common Shares	(788)	—	—	—	(788)
Repayment of long-term debt, excluding commercial paper	—	(7)	—	—	(7)
Net issuance of commercial paper	—	176	—	—	176
Advances from affiliates	762	—	5	(767)	—
Repayment of advances from affiliates	—	—	(208)	208	—
Other financing activities	—	(1)	—	—	(1)
Cash (used in) provided by financing activities	(75)	115	42	(751)	(669)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	—	—	(1)
Cash position
Decrease in cash and cash equivalents	—	(329)	(150)	—	(479)
Cash and cash equivalents at beginning of period	—	376	195	—	571
Cash and cash equivalents at end of period	$—	$47	$45	$—	$92

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended June 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$59	$525	$143	$(142)	$585
Investing activities
Additions to properties	—	(210)	(145)	—	(355)
Proceeds from sale of properties and other assets	—	8	—	—	8
Advances to affiliates	(500)	(633)	(500)	1,633	—
Capital contributions to affiliates	—	(500)	—	500	—
Other	—	(6)	(1)	—	(7)
Cash used in investing activities	(500)	(1,341)	(646)	2,133	(354)
Financing activities
Dividends paid	(57)	(57)	(85)	142	(57)
Issuance of share capital	—	—	500	(500)	—
Issuance of CP Common Shares	11	—	—	—	11
Purchase of CP Common Shares	(543)	—	—	—	(543)
Repayment of long-term debt, excluding commercial paper	—	(9)	—	—	(9)
Net issuance of commercial paper	—	369	—	—	369
Advances from affiliates	1,030	500	103	(1,633)	—
Cash provided by (used in) financing activities	441	803	518	(1,991)	(229)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	—	—	(1)
Cash position
(Decrease) increase in cash and cash equivalents	—	(14)	15	—	1
Cash and cash equivalents at beginning of period	—	153	31	—	184
Cash and cash equivalents at end of period	$—	$139	$46	$—	$185

Interim Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$98	$425	$417	$(210)	$730
Investing activities
Additions to properties	—	(338)	(270)	—	(608)
Proceeds from sale of properties and other assets	—	68	3	—	71
Advances to affiliates	—	(517)	(285)	802	—
Repayment of advances to affiliates	—	208	—	(208)	—
Capital contributions to affiliates	—	(357)	—	357	—
Repurchase of share capital from affiliates	—	6	—	(6)	—
Other	—	—	(2)	—	(2)
Cash used in investing activities	—	(930)	(554)	945	(539)
Financing activities
Dividends paid	(107)	(107)	(103)	210	(107)
Return of share capital to affiliates	—	—	(6)	6	—
Issuance of share capital	—	—	357	(357)	—
Issuance of CP Common Shares	9	—	—	—	9
Purchase of CP Common Shares	(788)	—	—	—	(788)
Repayment of long-term debt, excluding commercial paper	—	(11)	(7)	—	(18)
Net issuance of commercial paper	—	176	—	—	176
Advances from affiliates	788	—	14	(802)	—
Repayment of advances from affiliates	—	—	(208)	208	—
Other financing activities	—	(3)	—	—	(3)
Cash (used in) provided by financing activities	(98)	55	47	(735)	(731)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(5)	(13)	—	(18)
Cash position
Decrease in cash and cash equivalents	—	(455)	(103)	—	(558)
Cash and cash equivalents at beginning of period	—	502	148	—	650
Cash and cash equivalents at end of period	$—	$47	$45	$—	$92

Interim Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$115	$824	$416	$(215)	$1,140
Investing activities
Additions to properties	—	(303)	(315)	—	(618)
Proceeds from sale of properties and other assets	—	59	1	—	60
Advances to affiliates	(500)	(936)	(729)	2,165	—
Capital contributions to affiliates	—	(617)	—	617	—
Other	—	14	(1)	—	13
Cash used in investing activities	(500)	(1,783)	(1,044)	2,782	(545)
Financing activities
Dividends paid	(115)	(115)	(100)	215	(115)
Issuance of share capital	—	—	617	(617)	—
Issuance of CP Common Shares	27	—	—	—	27
Purchase of CP Common Shares	(1,072)	—	—	—	(1,072)
Issuance of long-term debt, excluding commercial paper	—	810	—	—	810
Repayment of long-term debt, excluding commercial paper	—	(24)	(43)	—	(67)
Net repayment of commercial paper	—	(224)	—	—	(224)
Advances from affiliates	1,545	500	120	(2,165)	—
Cash provided by (used in) financing activities	385	947	594	(2,567)	(641)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	6	—	5
Cash position
Decrease in cash and cash equivalents	—	(13)	(28)	—	(41)
Cash and cash equivalents at beginning of period	—	152	74	—	226
Cash and cash equivalents at end of period	$—	$139	$46	$—	$185

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Interim Consolidated Financial Statements and related notes for the three and six months ended June 30, 2016 in Item 1. Financial Statements, and other information in this report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Second Quarter of 2016 Results

Financial Performance - In the second quarter of 2016, CP reported Diluted earnings per share ("EPS") of $2.15 and Adjusted diluted EPS of $2.05, down 9% and 16% respectively, due in large part to a 12% drop in revenues. Revenue challenges in the quarter included lower-than-anticipated bulk volumes, devastating wildfires in northern Alberta and a strengthening Canadian dollar. The Company took action to adapt its cost structure as quickly as possible, but it was not able to fully mitigate the precipitous volume decline; as a result, second quarter operating ratio was up 110 basis points to 62.0%. Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating performance - CP’s continued focus on asset utilization and network investments resulted in improvements to a number of CP’s key operating metrics. The following metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

•	Average train speed increased by 11% to 24.1 miles per hour;

•	Average train weight increased by 3% to 8,540 tons;

•	Average train length increased by 4% to 7,275 feet; and

•	Average terminal dwell time improved by 3% to 6.5 hours.

Recent Developments

•
On April 20, 2016, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 6.91 million of its Common Shares, which received Toronto Stock Exchange ("TSX") approval on April 28, 2016. As at June 30, 2016, CP had repurchased 5.13 million shares under the NCIB.

•	Also on April 20, 2016, CP announced an increase to the Company's quarterly dividend to $0.50 per share from $0.35 per share.

•	On April 20, 2016, the Company announced that Mr. Robert Johnson was appointed Executive Vice-President, Operations.

•	On July 19, 2016, Dr. Anthony R. Melman resigned as a member of the Company’s Board of Directors.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2016	2015(1)	% Change	2016	2015(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	57,460	66,598	(14)	119,432	132,682	(10)
Train miles (thousands)	7,291	8,705	(16)	15,155	17,340	(13)
Average train weight – excluding local traffic (tons)	8,540	8,253	3	8,518	8,218	4
Average train length – excluding local traffic (feet)	7,275	6,989	4	7,188	6,881	4
Average terminal dwell (hours)	6.5	6.7	(3)	6.7	8.6	(22)
Average train speed (mph)	24.1	21.7	11	23.7	20.5	16
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.979	0.993	(1)	0.989	1.020	(3)
Total employees (average)	12,341	14,195	(13)	12,387	14,280	(13)
Total employees (end of period)	11,988	14,071	(15)	11,988	14,071	(15)
Workforce (end of period)	12,033	14,128	(15)	12,033	14,128	(15)
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.30	1.44	(10)	1.37	1.74	(21)
FRA train accidents per million train miles	0.50	1.35	(63)	0.72	1.41	(49)
(1) Certain figures have been revised to conform with current presentation or have been updated to reflect new information.

Operations Performance

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

•
GTMs are defined as the movement of total train weight over a distance of one mile. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for the second quarter of 2016 were 57,460 million, a decrease of 14% compared with 66,598 million in the same period of 2015. This decrease was primarily due to a drop in volumes in the Crude, Potash and Canadian Grain lines of business.

•
Train miles decreased by 16% for the second quarter of 2016 compared to the same period of 2015. This reflects the impact of lower volumes and continuous improvements in operating efficiency from longer, heavier trains.

•
The average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased by 3% for the second quarter of 2016 compared to the same period of 2015. This increase was due to improvements made in operating plan efficiency.

•
The average train length is defined as the sum of each car length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased by 4% for the second quarter of 2016 compared to the same period of 2015. Similar to benefits to the average train weight, this was also due to improvements made in operating plan efficiency.

•
The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving in the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell decreased by 3% in the second quarter of 2016 compared to the same period of 2015. This favourable decrease was primarily due to continued improvements in yard operating performance.

•
The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customer or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed increased by 11% in the second quarter of 2016 compared to the same period of 2015. This favourable increase was primarily due to improved train design and operating plan execution.

•
Fuel efficiency improved by 1% in the second quarter of 2016 compared to the same period of 2015. Improvements in fuel efficiency were a result of increased locomotive productivity, operational fluidity and execution of the Company's fuel conservation strategies.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

•
GTMs for the first six months of 2016 were 119,432 million, a decrease of 10% compared with 132,682 million in the same period of 2015. This decrease was primarily due to a drop in volumes in the Crude, Export Potash and Coal lines of business.

•
Train miles decreased by 13% for the first six months of 2016 compared to the same period of 2015. This reflects the impact of lower volumes and continuous improvements in operating efficiency from longer, heavier trains.

•	Average train weight increased by 4% for the first six months of 2016 compared to the same period of 2015. This increase was due to improvements made in operating plan efficiency.

•	Average train length increased by 4% for the first six months of 2016 from the same period of 2015. This favourable increase was also due to improvements made in operating plan efficiency.

•
Average terminal dwell decreased by 22% in the first six months of 2016 compared to the same period of 2015. This favourable decrease was primarily due to continued improvements in yard operating performance.

•
Average train speed increased by 16% in the first six months of 2016 compared to the same period of 2015. This favourable increase was primarily due to improved train design and operating plan execution.

•
Fuel efficiency improved by 3% in the first six months of 2016 compared to the same period of 2015. Improvements in fuel efficiency were a result of increased locomotive productivity, operational fluidity and execution of the Company's fuel conservation strategies.

Total Employees and Workforce

An employee is defined by the Company as an individual currently engaged in full-time or part-time employment with CP. Employees could be engaged in a full-time, part-time or seasonal capacity. The average number of total employees decreased by 13% in the second quarter and first six months of 2016, compared to the same periods of 2015. This reduction was primarily due to lower volumes, improved operational efficiency and natural attrition.

The Company's workforce is defined as total employees, plus contractors and consultants. The Company's reduction of total workforce during 2016 has been consistent with the reduction in the number of total employees. As at June 30, 2016, the total workforce was 12,033, a decrease of 866 or 7%, when compared to 12,899 as at December 31, 2015. As at June 30, 2016, the total workforce decreased by 2,095 compared to June 30, 2015.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injury rate per 200,000 employee-hours is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injury rate per 200,000 employee-hours for CP was 1.30 in the second quarter of 2016, down from 1.44 in the same period of 2015. For the first six months of 2016, the FRA personal injury rate per 200,000 employee-hours for CP was 1.37, down from 1.74 in the same period of 2015. The FRA train accidents per million train miles was 0.50 in the second quarter of 2016, a decrease from 1.35 in the same period of 2015. For the first six months of 2016, FRA train accidents per million train miles was 0.72, a decrease from 1.41 in the same period of 2015.

Financial Highlights

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2016	2015	2016	2015
Financial Performance
Revenues	$1,450	$1,651	$3,041	$3,316
Operating income	551	646	1,204	1,258
Net income	328	390	868	710
Adjusted income(1)	312	404	696	779
Basic earnings per share	2.16	2.38	5.70	4.32
Diluted earnings per share	2.15	2.36	5.67	4.28
Adjusted diluted earnings per share(1)	2.05	2.45	4.55	4.70
Dividends declared per share	0.50	0.35	0.85	0.70
Cash provided by operating activities	512	585	730	1,140
Free cash(1)	137	173	66	485
Operating ratio(2)	62.0%	60.9%	60.4%	62.1%
	As at June 30, 2016		As at December 31, 2015
Financial Position
Total assets	$19,068		$19,637
Total long-term obligations(3)	8,460		9,012
Shareholders’ equity	4,691		4,796
	For the twelve months ended June 30
	2016		2015
Financial Ratios
Return on invested capital ("ROIC")(1)	14.7%		15.0%
Adjusted ROIC(1)	14.9%		15.7%

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

(2)
Operating ratio is defined as operating expenses divided by revenues, further discussed in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3) Excludes deferred income taxes: $3,512 million and $3,391 million; and other non-financial deferred liabilities of $960 and $991 million at June 30, 2016 and December 31, 2015, respectively.

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Income

Operating income was $551 million in the second quarter of 2016, a decrease of $95 million, or 15%, from $646 million in the same period of 2015. This decrease was primarily due to lower volumes. The northern Alberta wildfires contributed to an estimated $29M decline in Operating income with a significant decrease in volumes, in addition to negatively impacting fuel input costs without triggering a commensurate offsetting impact to benchmark fuel recovery prices. Operating income for the second quarter of 2016 was also negatively impacted by the timing effect of the customary lag in adjustments to fuel surcharge program in periods of significant fuel price changes.

This decrease in operating income was partially offset by:

•	efficiencies generated from improved operating performance and asset utilization;

•	higher defined benefit pension plan income of $22 million; and

•	the favourable impact of the change in foreign exchange (“FX”) of $17 million.

Net income was $328 million in the second quarter of 2016, a decrease of $62 million, or 16%, from $390 million in the same period of 2015. This decrease was primarily due to lower Operating income and higher interest expense on new debt issued in 2015. This was partially offset by a decrease in Income tax expense due to lower taxable earnings along with a lower effective tax rate compared to 2015 and the favourable impact of FX translation on U.S. dollar-denominated debt.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $312 million in the second quarter of 2016, a decrease of $92 million, or 23%, from $404 million in the same period of 2015. This decrease was due to the same factors discussed above for the decrease in Net income, except that Adjusted income excluded the favourable impact of FX translation on U.S. dollar-denominated debt.

Diluted Earnings per Share

Diluted earnings per share was $2.15 in the second quarter of 2016, a decrease of $0.21, or 9% from $2.36 in the same period of 2015. Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2.05 in the second quarter of 2016, a decrease of $0.40, or 16%, from $2.45 in the same period of 2015. These decreases were primarily due to lower Net income and Adjusted income, respectively, partially offset by lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 62.0% in the second quarter of 2016, 110 basis point higher from 60.9% in the same period of 2015. This increase was primarily due to lower volumes, partially offset by efficiencies generated from improved operating performance and asset utilization, and higher defined benefit pension plan income.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 14.7% for the twelve months ended June 30, 2016, a 30 basis point decrease compared to 15.0% for the twelve months ended June 30, 2015. Adjusted ROIC was 14.9% for the twelve months ended June 30, 2016, an 80 basis point decrease compared to 15.7% for the twelve months ended June 30, 2015. These decreases were largely due to lower volumes experienced during 2016. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Income

Operating income was $1,204 million in the first six months of 2016, a decrease of $54 million, or 4%, from $1,258 million in the same period of 2015. This decrease was primarily due to lower volumes and higher wage and benefit inflation of 3%. The northern Alberta wildfires contributed to the significant decrease in volumes, in addition to negatively impacting fuel input costs without a commensurate impact to benchmark fuel recovery prices. This decrease was partially offset by:

•	efficiencies generated from improved operating performance and asset utilization;

•	the favourable impact of the change in FX of $71 million;

•	higher defined benefit pension plan income of $55 million; and

•	lower casualty expense of $12 million (excluding an unfavourable FX impact of $2 million).

Net income was $868 million in the first six months of 2016, an increase of $158 million, or 22%, from $710 million in the same period of 2015. This increase was primarily due to the favourable impact of FX translation on U.S. dollar-denominated debt and a decrease in Income tax expense due to lower taxable earnings along with lower effective tax rate compared to 2015. This increase was partially offset by lower operating income and higher interest expense on new debt issued in 2015.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $696 million in the first six months of 2016, a decrease of $83 million, or 11%, from $779 million in the same period of 2015. This decrease was due to the factors discussed above for Operating income and Net income, excluding the favourable impact of FX translation on U.S. dollar-denominated debt.

Diluted Earnings per Share

Diluted earnings per share was $5.67 in the first six months of 2016, an increase of $1.39, or 32% from $4.28 in the same period of 2015. This increase was primarily due to higher Net income and lower average outstanding shares due to the Company’s share repurchase program.

Adjusted diluted EPS was $4.55 in the first six months of 2016, a decrease of $0.15, or 3%, from $4.70 in the same period of 2015. This decrease was primarily due to lower Adjusted income, which excludes the gain on FX translation on U.S. dollar-denominated debt, partially offset by lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 60.4% in the first six months of 2016, a 170 basis point improvement from 62.1% in the same period of 2015. This improvement was primarily due to efficiencies generated from improved operating performance and asset utilization, and higher defined benefit pension plan income. This improvement was partially offset by lower volumes.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. The following tables indicate the average and periodic exchange rates when converting U.S. dollars to Canadian dollars for the three and six months ended June 30, 2016 and the comparative periods in 2015.

Canadian to U.S. dollar
Average exchange rates	2016	2015
For the three months ended – June 30	$1.29	$1.23
For the six months ended – June 30	$1.34	$1.23

Canadian to U.S. dollar
Exchange rates	2016	2015
Beginning of year – January 1	$1.38	$1.16
Beginning of quarter – April 1	$1.30	$1.27
End of quarter – June 30	$1.29	$1.25

In the second quarter of 2016, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $40 million, an increase in total operating expenses of $23 million and an increase in interest expense of $3 million from the same period in 2015.

Similarly, in the first six months of 2016, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $148 million, an increase in total operating expenses of $77 million and an increase in interest expense of $10 million from the same period in 2015.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Exchange Risk.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings. The following table indicates the average fuel price for the three and six months ended June 30, 2016 and the comparative periods in 2015.

Average Fuel Price
(U.S. dollars per U.S. gallon)	2016	2015
For the three months ended – June 30	$1.82	$2.30
For the six months ended – June 30	$1.64	$2.31

In the second quarter of 2016, the impact of lower fuel prices resulted in a decrease in total revenues of $53 million and a decrease in total operating expenses of $33 million from the same period in 2015. The results of the second quarter of 2016 were negatively impacted by the timing effect of the customary lag in adjustments to fuel recovery prices in periods of significant fuel price changes. A portion of the adverse impact, however, is not attributable to timing, as the wildfires in northern Alberta negatively impacted fuel input costs by an estimated $9 million without triggering a commensurate offsetting impact to benchmark fuel recovery prices.

Similarly, in the first six months of 2016, the impact of lower fuel prices resulted in a decrease in total revenues of $135 million and a decrease in total operating expenses of $100 million from the same period in 2015.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are fair valued. The following tables indicate the opening and closing CP Common Share Price on the TSX and the New York Stock Exchange for the three and six months ended June 30, 2016 and the comparative periods in 2015.

CP Common Share Price
Toronto Stock Exchange (in Canadian dollars)	2016	2015
Opening Common Share Price, as at January 1	$176.73	$223.75
Ending Common Share Price, as at March 31	$172.55	$231.90
Ending Common Share Price, as at June 30	$166.33	$200.02
Change in Common Share Price for the three months ended June 30	$(6.22)	$(31.88)
Change in Common Share Price for the six months ended June 30	$(10.40)	$(23.73)

CP Common Share Price
New York Stock Exchange (in U.S. dollars)	2016	2015
Opening Common Share Price, as at January 1	$127.60	$192.69
Ending Common Share Price, as at March 31	$132.69	$182.70
Ending Common Share Price, as at June 30	$128.79	$160.23
Change in Common Share Price for the three months ended June 30	$(3.90)	$(22.47)
Change in Common Share Price for the six months ended June 30	$1.19	$(32.46)

In the second quarter of 2016, the impact of the change in Common Share price resulted in a decrease in stock-based compensation expense of $3 million compared to a decrease of $25 million in the same period in 2015.

In the first six months of 2016, the impact of the change in Common Share price resulted in a decrease in stock-based compensation expense of $5 million compared to a decrease of $18 million in the same period in 2015.

The impact of share price on stock-based compensation is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, Share Price Impact on Stock-Based Compensation.

Operating Revenues

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

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(2)
Freight revenues (in millions)(1)	$1,406	$1,610	(13)	$(204)	$40
Non-freight revenues (in millions)	44	41	7	3	—
Total revenues (in millions)	$1,450	$1,651	(12)	$(201)	$40
Carloads (in thousands)	614	668	(8)	(54)	N/A
Revenue ton-miles (in millions)	32,091	36,281	(12)	(4,190)	N/A
Freight revenue per carload (dollars)	$2,291	$2,409	(5)	$(118)
Freight revenue per revenue ton-miles (cents)	4.38	4.44	(1)	(0.06)
(1) Freight revenues include fuel surcharge revenues of $20 million in 2016, and $73 million in 2015.
(2) FX impact is a component of the Total Change.

•
Freight revenues were $1,406 million in the second quarter of 2016, a decrease of $204 million, or 13% from $1,610 million in the same period of 2015. This decrease was primarily due to an overall decline in volumes. In particular, there was an estimated $20 million decline in revenues as a direct result of the northern Alberta wildfires. Additionally, revenues from other freight activities declined by $30 million primarily due to reductions in haulage and ancillary revenues. Lower fuel prices also reduced fuel surcharge revenue by $53 million. The favourable impact of the change in FX of $40 million partially offset these decreases.

•
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the second quarter of 2016 were 32,091 million, a decrease of 12% compared with 36,281 million in the same period of 2015. This decrease was primarily due to a drop in volumes in the Crude, Potash and Canadian Grain lines of business. Increased shipments in the Forest Products line of business partially offset the decrease in RTMs.

•
Non-freight revenues were $44 million in the second quarter of 2016, an increase of $3 million, or 7% from $41 million in the same period of 2015. This increase was primarily due to higher revenues from logistics services and transload revenues following the acquisition of Steelcare Inc. in the third quarter of 2015.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(2)
Freight revenues (in millions)(1)	$2,954	$3,240	(9)	$(286)	$147
Non-freight revenues (in millions)	87	76	14	11	1
Total revenues (in millions)	$3,041	$3,316	(8)	$(275)	$148
Carloads (in thousands)	1,228	1,310	(6)	(82)	N/A
Revenue ton-miles (in millions)	66,426	72,344	(8)	(5,918)	N/A
Freight revenue per carload (dollars)	$2,405	$2,473	(3)	$(68)
Freight revenue per revenue ton-miles (cents)	4.45	4.48	(1)	(0.03)
(1) Freight revenues include fuel surcharge revenues of $42 million in 2016, and $177 million in 2015.
(2) FX impact is a component of the Total Change.

•
Freight revenues were $2,954 million in the first six months of 2016, a decrease of $286 million, or 9% from $3,240 million in the same period of 2015. This decrease was primarily due to an overall decline in volumes and the impact of lower fuel prices on fuel surcharge revenue of $135 million. The favourable impact of the change in FX of $147 million partially offset this decrease.

•
RTMs for the first six months of 2016 were 66,426 million, a decrease of 8% compared with 72,344 million in the same period of 2015. This decrease was primarily due to a drop in volumes in the Crude, Potash, Coal and Metals, Minerals & Consumer Products lines of business.

•
Non-freight revenues were $87 million in the first six months of 2016, an increase of $11 million, or 14% from $76 million in the same period of 2015. This increase was primarily due to higher transload revenues following the acquisition of Steelcare Inc. in the third quarter of 2015, and from logistics services and leasing revenues.

Lines of Business

Canadian Grain

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$201	$255	(21)	$(54)	$3
Carloads (in thousands)	64	72	(11)	(8)	N/A
Revenue ton-miles (in millions)	5,727	6,622	(14)	(895)	N/A
Freight revenue per carload (dollars)	$3,153	$3,546	(11)	$(393)
Freight revenue per revenue ton-mile (cents)	3.51	3.86	(9)	(0.35)
(1) FX impact is a component of the Total Change.

Canadian grain revenue was $201 million in the second quarter of 2016, a decrease of $54 million, or 21% from $255 million in the same period of 2015. This decrease was primarily due to a decline in volumes and lower freight rates that reflect the decrease in the Maximum Revenue Entitlement for Canadian regulated grain in crop year 2015/2016. The favourable impact of the change in FX partially offset this decrease.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$455	$511	(11)	$(56)	$11
Carloads (in thousands)	130	133	(2)	(3)	N/A
Revenue ton-miles (in millions)	12,668	13,027	(3)	(359)	N/A
Freight revenue per carload (dollars)	$3,513	$3,852	(9)	$(339)
Freight revenue per revenue ton-mile (cents)	3.60	3.92	(8)	(0.32)
(1) FX impact is a component of the Total Change.

Canadian grain revenue was $455 million in the first six months of 2016, a decrease of $56 million, or 11% from $511 million in the same period of 2015. This decrease was primarily due to lower freight rates that reflect the decrease in the Maximum Revenue Entitlement for Canadian regulated grain in crop year 2015/2016 and a decline in volumes. This decrease was partially offset by the favourable impact of the change in FX.

U.S. Grain

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$101	$106	(5)	$(5)	$5
Carloads (in thousands)	35	33	6	2	N/A
Revenue ton-miles (in millions)	2,242	2,184	3	58	N/A
Freight revenue per carload (dollars)	$2,946	$3,187	(8)	$(241)
Freight revenue per revenue ton-mile (cents)	4.51	4.85	(7)	(0.34)
(1) FX impact is a component of the Total Change.

U.S. grain revenue was $101 million in the second quarter of 2016, a decrease of $5 million, or 5% from $106 million in the same period of 2015. The decrease was primarily due to lower freight rates and lower fuel surcharge revenue, partially offset by the favourable impact of the change in FX and higher volumes.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$214	$243	(12)	$(29)	$22
Carloads (in thousands)	69	73	(5)	(4)	N/A
Revenue ton-miles (in millions)	4,556	5,128	(11)	(572)	N/A
Freight revenue per carload (dollars)	$3,109	$3,308	(6)	$(199)
Freight revenue per revenue ton-mile (cents)	4.71	4.74	(1)	(0.03)
(1) FX impact is a component of the Total Change.

U.S. grain revenue was $214 million in the first six months of 2016, a decrease of $29 million, or 12% from $243 million in the same period of 2015. The decrease was primarily due to a decline in volumes and lower fuel surcharge revenue. The favourable impact of the change in FX partially offset this decrease.

Coal

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$149	$167	(11)	$(18)	$2
Carloads (in thousands)	75	84	(11)	(9)	N/A
Revenue ton-miles (in millions)	5,394	5,894	(8)	(500)	N/A
Freight revenue per carload (dollars)	$2,001	$1,996	—	$5
Freight revenue per revenue ton-mile (cents)	2.76	2.83	(2)	(0.07)
(1) FX impact is a component of the Total Change.

Coal revenue was $149 million in the second quarter of 2016, a decrease of $18 million, or 11% from $167 million in the same period of 2015. This decrease was primarily due to a decline in volumes and lower fuel surcharge revenue. Higher freight rates and the favourable impact of the change in FX partially offset this decrease.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$294	$327	(10)	$(33)	$5
Carloads (in thousands)	147	166	(11)	(19)	N/A
Revenue ton-miles (in millions)	10,742	11,598	(7)	(856)	N/A
Freight revenue per carload (dollars)	$2,001	$1,968	2	$33
Freight revenue per revenue ton-mile (cents)	2.73	2.82	(3)	(0.09)
(1) FX impact is a component of the Total Change.

Coal revenue was $294 million in the first six months of 2016, a decrease of $33 million, or 10% from $327 million in the same period of 2015. As in the second quarter, this decrease was primarily due to a decline in volumes and lower fuel surcharge revenue. Higher freight rates and the favourable impact of the change in FX partially offset this decrease.

Potash

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$79	$106	(25)	$(27)	$2
Carloads (in thousands)	28	37	(24)	(9)	N/A
Revenue ton-miles (in millions)	3,497	4,514	(23)	(1,017)	N/A
Freight revenue per carload (dollars)	$2,800	$2,854	(2)	$(54)
Freight revenue per revenue ton-mile (cents)	2.27	2.34	(3)	(0.07)
(1) FX impact is a component of the Total Change.

Potash revenue was $79 million in the second quarter of 2016, a decrease of $27 million, or 25% from $106 million in the same period of 2015. This decrease was primarily due to a decline in Export Potash volumes and lower fuel surcharge revenue, partially offset by the favourable impact of the change in FX.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$161	$199	(19)	$(38)	$8
Carloads (in thousands)	55	68	(19)	(13)	N/A
Revenue ton-miles (in millions)	6,682	8,189	(18)	(1,507)	N/A
Freight revenue per carload (dollars)	$2,928	$2,933	—	$(5)
Freight revenue per revenue ton-mile (cents)	2.42	2.43	—	(0.01)
(1) FX impact is a component of the Total Change.

Potash revenue was $161 million in the first six months of 2016, a decrease of $38 million, or 19% from $199 million in the same period of 2015. As in the second quarter, this decrease was primarily due to a decline in Export Potash volumes and lower fuel surcharge revenue, partially offset by the favourable impact of the change in FX.

Fertilizers and Sulphur

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$73	$67	9	$6	$2
Carloads (in thousands)	15	15	—	—	N/A
Revenue ton-miles (in millions)	1,019	935	9	84	N/A
Freight revenue per carload (dollars)	$4,981	$4,508	10	$473
Freight revenue per revenue ton-mile (cents)	7.16	7.12	1	0.04
(1) FX impact is a component of the Total Change.

Fertilizers and sulphur revenue was $73 million in the second quarter of 2016, an increase of $6 million, or 9% from $67 million in the same period of 2015. This increase was primarily due to a shift in mix of traffic to more fertilizers, which generally has a higher freight rate than sulphur, and the favourable impact of the change in FX. Lower fuel surcharge revenue partially offset this increase.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$154	$138	12	$16	$7
Carloads (in thousands)	31	32	(3)	(1)	N/A
Revenue ton-miles (in millions)	2,186	2,050	7	136	N/A
Freight revenue per carload (dollars)	$4,987	$4,381	14	$606
Freight revenue per revenue ton-mile (cents)	7.04	6.73	5	0.31
(1) FX impact is a component of the Total Change.

Fertilizers and sulphur revenue was $154 million in the first six months of 2016, an increase of $16 million, or 12% from $138 million in the same period of 2015. This increase was primarily due to higher volumes, a shift in mix of traffic to more fertilizers with higher freight rate than sulphur, and the favourable impact of the change in FX. Lower fuel surcharge revenue was a partial offset.

Forest Products

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$70	$61	15	$9	$2
Carloads (in thousands)	17	15	13	2	N/A
Revenue ton-miles (in millions)	1,245	1,061	17	184	N/A
Freight revenue per carload (dollars)	$4,055	$3,902	4	$153
Freight revenue per revenue ton-mile (cents)	5.59	5.73	(2)	(0.14)
(1) FX impact is a component of the Total Change.

Forest products revenue was $70 million in the second quarter of 2016, an increase of $9 million, or 15% from $61 million in the same period of 2015. This increase was due to higher volumes and the favourable impact of the change in FX, partially offset by lower fuel surcharge revenue.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$141	$118	19	$23	$7
Carloads (in thousands)	34	30	13	4	N/A
Revenue ton-miles (in millions)	2,402	2,080	15	322	N/A
Freight revenue per carload (dollars)	$4,135	$3,880	7	$255
Freight revenue per revenue ton-mile (cents)	5.87	5.69	3	0.18
(1) FX impact is a component of the Total Change.

Forest products revenue was $141 million in the first six months of 2016, an increase of $23 million, or 19% from $118 million in the same period of 2015. This increase was due to higher volumes and the favourable impact of the change in FX. Lower fuel surcharge revenue partially offset this increase.

Chemicals and Plastics

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$162	$171	(5)	$(9)	$7
Carloads (in thousands)	49	51	(4)	(2)	N/A
Revenue ton-miles (in millions)	3,348	3,423	(2)	(75)	N/A
Freight revenue per carload (dollars)	$3,266	$3,354	(3)	$(88)
Freight revenue per revenue ton-mile (cents)	4.84	4.99	(3)	(0.15)
(1) FX impact is a component of the Total Change.

Chemicals and plastics revenue was $162 million in the second quarter of 2016, a decrease of $9 million, or 5% from $171 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenue and a decline in volumes, partially offset by the favourable impact of the change in FX.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$356	$349	2	$7	$25
Carloads (in thousands)	103	102	1	1	N/A
Revenue ton-miles (in millions)	7,010	6,993	—	17	N/A
Freight revenue per carload (dollars)	$3,443	$3,427	—	$16
Freight revenue per revenue ton-mile (cents)	5.08	4.99	2	0.09
(1) FX impact is a component of the Total Change.

Chemicals and plastics revenue was $356 million in the first six months of 2016, an increase of $7 million, or 2% from $349 million in the same period of 2015. This increase was primarily due to the favourable impact of the change in FX, partially offset by lower fuel surcharge revenue.

Crude

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$24	$81	(70)	$(57)	$4
Carloads (in thousands)	7	19	(63)	(12)	N/A
Revenue ton-miles (in millions)	854	2,796	(69)	(1,942)	N/A
Freight revenue per carload (dollars)	$3,248	$4,294	(24)	$(1,046)
Freight revenue per revenue ton-mile (cents)	2.83	2.92	(3)	(0.09)
(1) FX impact is a component of the Total Change.

Crude revenue was $24 million in the second quarter of 2016, a decrease of $57 million, or 70% from $81 million in the same period of 2015. This decrease was primarily due to a decline in volumes as a result of the fall in crude oil prices and the northern Alberta wildfires, along with lower fuel surcharge revenue. The favourable impact of the change in FX partially offset this decrease.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$95	$179	(47)	$(84)	$15
Carloads (in thousands)	24	41	(41)	(17)	N/A
Revenue ton-miles (in millions)	3,314	5,828	(43)	(2,514)	N/A
Freight revenue per carload (dollars)	$3,927	$4,404	(11)	$(477)
Freight revenue per revenue ton-mile (cents)	2.87	3.09	(7)	(0.22)
(1) FX impact is a component of the Total Change.

Crude revenue was $95 million in the first six months of 2016, a decrease of $84 million, or 47% from $179 million in the same period of 2015. This decrease was primarily due to a decline in volumes as a result of the fall in crude oil prices, lower fuel surcharge revenue and traffic mix changes that lowered the average freight revenue per revenue ton-mile. The favourable impact of the change in FX partially offset this decrease.

Metals, Minerals and Consumer Products

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$140	$160	(13)	$(20)	$6
Carloads (in thousands)	50	54	(7)	(4)	N/A
Revenue ton-miles (in millions)	2,089	2,172	(4)	(83)	N/A
Freight revenue per carload (dollars)	$2,800	$2,946	(5)	$(146)
Freight revenue per revenue ton-mile (cents)	6.68	7.37	(9)	(0.69)
(1) FX impact is a component of the Total Change.

Metals, minerals and consumer products revenue was $140 million in the second quarter of 2016, a decrease of $20 million, or 13% from $160 million in the same period of 2015. This decrease was primarily due to traffic mix changes that lowered the average freight rate, reduced fuel surcharge revenue and a decline in volumes. The favourable impact of the change in FX partially offset this decrease.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$273	$319	(14)	$(46)	$22
Carloads (in thousands)	95	109	(13)	(14)	N/A
Revenue ton-miles (in millions)	3,896	4,455	(13)	(559)	N/A
Freight revenue per carload (dollars)	$2,884	$2,911	(1)	$(27)
Freight revenue per revenue ton-mile (cents)	7.00	7.15	(2)	(0.15)
(1) FX impact is a component of the Total Change.

Metals, minerals and consumer products revenue was $273 million in the first six months of 2016, a decrease of $46 million, or 14% from $319 million in the same period of 2015. This decrease was primarily due to a decline in volumes, traffic mix changes that lowered the average freight rate and reduced fuel surcharge revenue. The favourable impact of the change in FX partially offset this decrease.

Automotive

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$93	$91	2	$2	$4
Carloads (in thousands)	35	36	(3)	(1)	N/A
Revenue ton-miles (in millions)	495	496	—	(1)	N/A
Freight revenue per carload (dollars)	$2,629	$2,541	3	$88
Freight revenue per revenue ton-mile (cents)	18.79	18.37	2	0.42
(1) FX impact is a component of the Total Change.

Automotive revenue was $93 million in the second quarter of 2016, an increase of $2 million, or 2% from $91 million in the same period of 2015. This increase was primarily due to the favourable impact of the change in FX and an increase in the average freight rate, partially offset by lower fuel surcharge revenue.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$184	$173	6	$11	$12
Carloads (in thousands)	68	66	3	2	N/A
Revenue ton-miles (in millions)	912	915	—	(3)	N/A
Freight revenue per carload (dollars)	$2,689	$2,610	3	$79
Freight revenue per revenue ton-mile (cents)	20.15	18.89	7	1.26
(1) FX impact is a component of the Total Change.

Automotive revenue was $184 million in the first six months of 2016, an increase of $11 million, or 6% from $173 million in the same period of 2015. This increase was primarily due to increased volumes of higher rated short-haul traffic and the favourable impact of the change in FX, partially offset by lower fuel surcharge revenue.

Domestic Intermodal

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$177	$192	(8)	$(15)	$1
Carloads (in thousands)	106	106	—	—	N/A
Revenue ton-miles (in millions)	2,996	3,063	(2)	(67)	N/A
Freight revenue per carload (dollars)	$1,668	$1,812	(8)	$(144)
Freight revenue per revenue ton-mile (cents)	5.91	6.26	(6)	(0.35)
(1) FX impact is a component of the Total Change.

Domestic intermodal revenue was $177 million in the second quarter of 2016, a decrease of $15 million, or 8% from $192 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenue and a decline in volumes, partially offset by the favourable impact of the change in FX.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$348	$386	(10)	$(38)	$4
Carloads (in thousands)	204	209	(2)	(5)	N/A
Revenue ton-miles (in millions)	5,843	6,087	(4)	(244)	N/A
Freight revenue per carload (dollars)	$1,701	$1,852	(8)	$(151)
Freight revenue per revenue ton-mile (cents)	5.95	6.35	(6)	(0.40)
(1) FX impact is a component of the Total Change.

Domestic intermodal revenue was $348 million in the first six months of 2016, a decrease of $38 million, or 10% from $386 million in the same period of 2015. As in the second quarter, this decrease was primarily due to lower fuel surcharge revenue and a decline in volumes, partially offset by the favourable impact of the change in FX.

International Intermodal

			2016 vs. 2015
For the three months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$137	$153	(10)	$(16)	$2
Carloads (in thousands)	133	146	(9)	(13)	N/A
Revenue ton-miles (in millions)	3,185	3,121	2	64	N/A
Freight revenue per carload (dollars)	$1,034	$1,047	(1)	$(13)
Freight revenue per revenue ton-mile (cents)	4.31	4.90	(12)	(0.59)
(1) FX impact is a component of the Total Change.

International intermodal revenue was $137 million in the second quarter of 2016, a decrease of $16 million, or 10% from $153 million in the same period of 2015. This decrease was primarily due to traffic mix changes that lowered the average freight rate as a result of fewer revenue generating moves of empty customer containers and lower fuel surcharge revenue. The favourable impact of the change in FX partially offset this decrease.

			2016 vs. 2015
For the six months ended June 30	2016	2015	% Change	Total Change	FX Impact(1)
Freight revenues (in millions)	$279	$298	(6)	$(19)	$9
Carloads (in thousands)	268	281	(5)	(13)	N/A
Revenue ton-miles (in millions)	6,215	5,994	4	221	N/A
Freight revenue per carload (dollars)	$1,042	$1,058	(2)	$(16)
Freight revenue per revenue ton-mile (cents)	4.49	4.97	(10)	(0.48)
(1) FX impact is a component of the Total Change.

International intermodal revenue was $279 million in the first six months of 2016, a decrease of $19 million, or 6% from $298 million in the same period of 2015. This decrease was primarily due to traffic mix changes that lowered the average freight rate as a result of fewer revenue generating moves of empty customer containers and lower fuel surcharge revenue. Higher volumes and the favourable impact of the change in FX partially offset this decrease.

Operating Expenses

			2016 vs. 2015
For the three months ended June 30 (in millions)	2016	2015	% Change	Total Change	FX Impact(1)
Compensation and benefits	$284	$308	(8)	$(24)	$6
Fuel	131	185	(29)	(54)	8
Materials	38	45	(16)	(7)	—
Equipment rents	44	46	(4)	(2)	2
Depreciation and amortization	161	145	11	16	1
Purchased services and other	241	276	(13)	(35)	6
Total operating expenses	$899	$1,005	(11)	$(106)	$23
(1) FX impact is a component of the Total Change.

Operating expenses were $899 million in the second quarter of 2016, a decrease of $106 million, or 11%, from $1,005 million in the same period of 2015. This decrease was primarily due to:

•	lower volume variable expenses;

•	efficiencies generated from improved operating performance and asset utilization;

•	the favourable impact of $33 million from lower fuel prices; and

•	higher defined benefit pension plan income of $22 million.

This decrease was partially offset by the unfavourable impact of the change in FX of $23 million.

			2016 vs. 2015
For the six months ended June 30 (in millions)	2016	2015	% Change	Total Change	FX Impact(1)
Compensation and benefits	$613	$686	(11)	$(73)	$18
Fuel	256	380	(33)	(124)	25
Materials	94	97	(3)	(3)	3
Equipment rents	89	88	1	1	5
Depreciation and amortization	323	291	11	32	5
Purchased services and other	462	516	(10)	(54)	21
Total operating expenses	$1,837	$2,058	(11)	$(221)	$77
(1) FX impact is a component of the Total Change.

Operating expenses were $1,837 million in the first six months of 2016, a decrease of $221 million, or 11%, from $2,058 million in the same period of 2015. This decrease was primarily due to:

•	the favourable impact of $100 million from lower fuel prices;

•	lower volume variable expenses;

•	efficiencies generated from improved operating performance and asset utilization; and

•	higher defined benefit pension plan income of $55 million.

This decrease was partially offset by the unfavourable impact of the change in FX of $77 million.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $284 million in the second quarter of 2016, a decrease of $24 million, or 8%, from $308 million in the same period of 2015. This decrease was primarily due to fewer employees and higher defined benefit pension plan income of $22 million.

This decrease was partially offset by:

•	the impact of wage and benefit inflation of approximately 3%;

•	the unfavourable impact of higher stock-based compensation of $7 million primarily driven by the smaller reduction in stock price compared to the same period in 2015; and

•	the unfavourable impact of the change in FX of $6 million.

Compensation and benefits expense was $613 million in the first six months of 2016, a decrease of $73 million, or 11%, from $686 million in the same period of 2015. This decrease was primarily due to fewer employees and higher defined benefit pension plan income of $55 million. This decrease was partially offset by the impact of wage and benefit inflation of approximately 3% and the unfavourable impact of the change in FX of $18 million.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $131 million in the second quarter of 2016, a decrease of $54 million, or 29%, from $185 million in the same period of 2015. This decrease was primarily due to:

•	the favourable impact of $33 million from lower fuel prices;

•	a reduction in workload, as measured by GTMs; and

•	improvements in fuel efficiency of approximately 1%.

This decrease was partially offset by the unfavourable impact of the change in FX of $8 million.

Fuel expense was $256 million in the first six months of 2016, a decrease of $124 million, or 33%, from $380 million in the same period of 2015. This decrease was primarily due to:

•	the favourable impact of $100 million from lower fuel prices;

•	a reduction in workload, as measured by GTMs; and

•	improvements in fuel efficiency of approximately 3%.

This decrease was partially offset by the unfavourable impact of the change in FX of $25 million.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car and building maintenance and software sustainment. Materials expense was $38 million in the second quarter of 2016, a decrease of $7 million or 16%, from $45 million in the same period of 2015. This decrease was primarily due to lower volumes.

Materials expense was $94 million in the first six months of 2016, a decrease of $3 million or 3%, from $97 million in the same period of 2015. This decrease was primarily due to lower volumes, partially offset by the unfavourable impact of the change in FX of $3 million.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $44 million in the second quarter of 2016, a decrease of $2 million or 4% from $46 million in the same period of 2015. This decrease was primarily due to the purchase or return of leased freight cars reducing rental expense by $3 million. This decrease was largely offset by the unfavourable impact of the change in FX of $2 million. Lower volumes resulted in an equal impact to CP's rental income and rental expense.

Equipment rents expense was $89 million in the first six months of 2016, an increase of $1 million or 1% from $88 million in the same period of 2015. This increase was primarily due to the return of subleased locomotives and freight cars reducing rental income by $5 million, and the unfavourable impact of the change in FX of $5 million. This increase was largely offset by the purchase or return of leased freight cars and intermodal equipment reducing rental expenses by $8 million.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $161 million in the second quarter of 2016, an increase of $16 million, or 11%, from $145 million in the same period of 2015. This increase was primarily due to a higher depreciable asset base.

Depreciation and amortization expense was $323 million in the first six months of 2016, an increase of $32 million, or 11%, from $291 million in the same period of 2015. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $5 million.

Purchased Services and Other

			2016 vs. 2015
For the three months ended June 30 (in millions)	2016	2015(1)	% Change	Total change
Support and facilities	$77	$73	5	$4
Track and operations	56	63	(11)	(7)
Intermodal	44	46	(4)	(2)
Equipment	39	52	(25)	(13)
Casualty	14	11	27	3
Property taxes	29	26	12	3
Other	(16)	6	(367)	(22)
Land sales	(2)	(1)	100	(1)
Total Purchased services and other	$241	$276	(13)	$(35)

(1)
Certain comparative figures have been reclassified within Purchased services and other to conform with 2016 presentation: previously Property taxes were included in Support and facilities, Track and operations and Other.

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $241 million in the second quarter of 2016, a decrease of $35 million, or 13% from $276 million in the same period of 2015. This decrease was primarily due to:

•	a $17 million gain on sale of surplus freight cars, reported in Other;

•	lower third-party locomotive overhauls and maintenance costs, reported in Equipment;

•	lower contractor services cost, reported in Track and operations and Support and facilities; and

•	lower crew travel and accommodations costs, reported in Track and operations.

This decrease was partially offset by:

•	the unfavourable impact of the change in FX of $6 million;

•	higher casualty expenses of $3 million as a result of costlier mishaps, reported in Casualty; and

•	higher property taxes of $2 million (excluding an unfavourable FX impact of $1 million).

			2016 vs. 2015
For the six months ended June 30 (in millions)	2016	2015(1)	% Change	Total change
Support and facilities	$161	$149	8	$12
Track and operations	112	125	(10)	(13)
Intermodal	88	93	(5)	(5)
Equipment	83	103	(19)	(20)
Casualty	34	44	(23)	(10)
Property taxes	59	53	11	6
Other	(20)	11	(282)	(31)
Land sales	(55)	(62)	(11)	7
Total Purchased services and other	$462	$516	(10)	$(54)

(1)
Certain comparative figures have been reclassified within Purchased services and other to conform with 2016 presentation: previously Property taxes were included in Support and facilities, Track and operations and Other.

Purchased services and other expense was $462 million in the first six months of 2016, a decrease of $54 million, or 10% from $516 million in the same period of 2015. This decrease was primarily due to:

•	a $17 million gain on sale of surplus freight cars, reported in Other;

•	lower third-party freight car and locomotive maintenance costs, reported in Equipment;

•	lower contractor services cost, reported in Track and operations and Support and facilities;

•	lower crew travel and accommodations costs, reported in Track and operations;

•	lower casualty expenses of $12 million (excluding an unfavourable FX impact of $2 million) as a result of lower personal injuries and lower incident costs, reported in Casualty; and

•	lower intermodal expenses related to pickup and delivery service, reported in Intermodal.

This decrease was partially offset by:

•	the unfavourable impact of the change in FX of $21 million;

•	lower land sales of $7 million; and

•	higher property taxes of $4 million (excluding an unfavourable FX impact of $2 million).

As part of optimizing its assets, the Company may identify and dispose of property used or formerly used in operating activities. In compliance with U.S. GAAP, the Company includes as part of operating expenses the gains and losses that arise on disposal of such long-lived assets. The following disposals have impacted Purchased services and other during the current and comparative periods:

•
In the second quarter of 2016, the Company disposed of 1,000 surplus freight cars that had reached or were nearing the end of their useful life, in a non-monetary exchange for new freight cars. The Company recognized a gain on sale of $17 million from the transaction and the sale did not impact cash from investing activities.

•
In the first quarter of 2016, the Company completed the sale of CP’s Arbutus Corridor to the City of Vancouver for gross proceeds of $55 million and a gain on sale of $50 million. The agreement allows the Company to share in future proceeds on the eventual development and/or sale of certain parcels of the Arbutus Corridor.

•
In the first quarter of 2015, the Company recorded a gain of $31 million following the sale of a building after resolution of legal proceedings, and the Company sold various sections of land in eastern Canada for transit purposes, recognizing gains totalling $60 million.

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income and other non-operating expenditures. Other income and charges was a gain of $9 million in the second quarter of 2016, compared to a gain of $5 million in the same period of 2015, a change of $4 million. This change was primarily due to a greater favourable impact of FX translation of $18 million on U.S. dollar-denominated debt during the second quarter of 2016 compared to $10 million in the same period of 2015, discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other income and charges was a gain of $190 million in the first six months of 2016, compared to an expense of $68 million in the same period of 2015, a change of $258 million. This change was primarily due to a favourable impact of FX translation of $199 million on U.S. dollar-denominated debt in the first six months of 2016, compared to an unfavourable FX impact of $54 million in the same period of 2015.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $115 million in the second quarter of 2016, an increase of $31 million, or 37%, from $84 million in the same period of 2015. This increase was primarily due to an additional $34 million of interest on new debt issued after the second quarter in 2015 and the unfavourable impact of the change in FX of $3 million. This increase was partially offset by interest savings due to principal payments and higher capitalized interest.

Net interest expense was $239 million in the first six months of 2016, an increase of $70 million, or 41%, from $169 million in the same period of 2015. This increase was primarily due to an additional $67 million of interest on new debt issued after the second quarter in 2015 and the unfavourable impact of the change in FX of $10 million. This increase was also partially offset by interest savings due to principal payments and higher capitalized interest.

Income Tax Expense

Income tax expense was $117 million in the second quarter of 2016, a decrease of $60 million, or 34%, from $177 million in the same period of 2015. This decrease was due to lower taxable earnings along with a lower effective tax rate in 2016.

Income tax expense was $287 million in the first six months of 2016, a decrease of $24 million, or 8%, from $311 million in the same period of 2015. This decrease was also due to lower taxable earnings along with a lower effective tax rate in 2016.

The estimated annualized effective tax rate for the second quarter of 2016 excluding discrete items (FX translation of on U.S. dollar denominated debt) was 26.93%, compared to 27.50% during the same period of 2015. For the first six months of 2016, the estimated annualized effective tax rate was 27.25%, compared to 27.50% during the same period of 2015.

The effective tax rate in the second quarter of 2016, including discrete items was 26.40%, compared with 31.30% in the same period of 2015. The higher effective tax rate in the prior period was due to legislation enacted to increase the Alberta provincial corporate income tax rate, during the second quarter of 2015. As a result of this change, the Company recorded an income tax expense of $23 million in the second quarter of 2015 related to the revaluation of its deferred income tax balances as at January 1, 2015.

The effective tax rate in the first six months of 2016, including discrete items was 24.86%, compared with 30.51% in the same period of 2015. The lower effective tax rate in the current period was due to a tax expense related to FX translation gains on U.S. dollar-denominated debt in the first six months of 2016. This compares to the higher effective tax rate in the first six months of 2015 due to the Alberta provincial corporate income tax rate increase, discussed above, and a tax recovery related to FX translation losses on U.S dollar-denominated debt. The tax expense in the first six months of 2016 and the tax recovery in the first six months of 2015 related to the U.S. dollar-denominated debt were assessed at significantly lower rates than the estimated annualized effective tax rates of 27.25% and 27.50%, respectively.

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

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the tables in Contractual Commitments of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its Cash and cash equivalents, its bilateral letters of credit and its revolving credit facility.

As at June 30, 2016, the Company had $92 million of Cash and cash equivalents, U.S. $1.9 billion available under its revolving credit facility and up to $229 million available under its letters of credit facility (December 31, 2015 - $650 million of Cash and cash equivalents, U.S. $2.0 billion available under revolving credit facilities and up to $225 million under letters of credit facility).

As at June 30, 2016, the Company's U.S. $2.0 billion revolving credit facility, which includes a U.S. $1.0 billion five-year portion and U.S. $1.0 billion one-year plus one-year term-out portion, was undrawn. On June 28, 2016, the maturity date on the U.S. $1.0 billion one-year plus one-year term-out portion was extended to June 28, 2018, and the maturity date on the U.S. $1.0 billion five-year portion was extended to June 28, 2021.The Company did not draw from its revolving credit facility during the three months ended June 30, 2016. This facility was also undrawn as at December 31, 2015. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at June 30, 2016, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. At June 30, 2016, total commercial paper borrowings were U.S. $135 million (December 31, 2015 - $nil), decreasing the amount available under the revolving credit facility to U.S. $1.9 billion at June 30, 2016. As at June 30, 2016, the Company does not intend to refinance outstanding commercial paper borrowings on a long-term basis.

As at June 30, 2016, under its bilateral letters of credit facility, the Company had letters of credit drawn of $371 million from a total available amount of $600 million. This compares to letters of credit drawn of $375 million from a total available amount of $600 million as at December 31, 2015. Under the bilateral letters of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. Collateral provided may include highly liquid investments purchased three months or less from maturity and is stated at cost, which approximates market value. As at June 30, 2016, the Company had posted $nil in collateral on the bilateral letters of credit facility (December 31, 2015 - $nil). The Company can largely withdraw this collateral during any month.

The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources and financial performance.

Operating Activities

Cash provided by operating activities was $512 million in the second quarter of 2016 compared to $585 million in the same period of 2015, a decrease of $73 million. The decrease in Cash provided by operating activities is primarily due to lower cash generating income in the second quarter of 2016 compared to the same period of 2015.

Cash provided by operating activities was $730 million in the first six months of 2016 compared to $1,140 million in the same period of 2015, a decrease of $410 million. The decrease in Cash provided by operating activities is primarily due to lower cash generating income, and an unfavourable change in working capital primarily as a result of higher income taxes paid and an increase in interest payments resulting from debt issued in 2015.

Investing Activities

Cash used in investing activities was $321 million in the second quarter of 2016, a decrease of $33 million from $354 million in the same period of 2015. For the first six months of 2016, cash used in investing activities was $539 million, a decrease of $6 million from $545 million in the same period of 2015. The decrease is primarily due to lower additions to properties during the second quarter and first six months of 2016.

Financing Activities

Cash used in financing activities was $669 million in the second quarter of 2016, an increase of $440 million from $229 million in the same period of 2015. The increase in cash used in financing activities is primarily due to higher purchases of CP Common Shares and lower net issuances of commercial paper compared to the same period of 2015. For the first six months of 2016, cash used in financing activities was $731 million, an increase of $90 million from $641 million in the same period of 2015. The increase in cash used in financing activities is primarily due to issuance of long-term debt in the first six months of 2015. This was partially offset by net issuance of commercial paper during the first six months of 2016 versus net repayment of commercial paper in the same period of 2015, and lower purchases of CP Common Shares.

Interest Coverage Ratio

For the twelve months ended June 30, 2016, the Company’s interest coverage ratio was 5.5, compared with 8.0 for the twelve months ended June 30, 2015. This decrease was primarily due to an increase in Net interest expense of $152 million based on the twelve month period ended June 30, 2016, compared to the same period of 2015, as well as a year over year decrease in Earnings before interest and taxes ("EBIT").

Excluding significant items from EBIT, Adjusted interest coverage ratio was 5.6 for the twelve months ended June 30, 2016, compared with 8.2 for the twelve months ended June 30, 2015. This decrease was primarily due to an increase in Net interest expense, as well as a year over year decrease in adjusted EBIT. Interest coverage ratio, Adjusted interest coverage ratio, EBIT, Adjusted EBIT, and significant items are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Credit Measures

Credit ratings provide information relating to the Company’s financing costs, liquidity and operations, which impacts the Company’s ability to obtain short-term and long-term financing and/or the cost of such financing.

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

As at June 30, 2016, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's"), Moody's Investor Service ("Moody's"), and Dominion Bond Rating Service Limited ("DBRS") remain unchanged from December 31, 2015. During the second quarter of 2016, Moody's changed the outlook on CP's Senior unsecured debt to negative from stable, and DBRS changed the outlook on CP's Unsecured debentures and Medium-term notes to negative from stable. Standard & Poor's affirmed a stable rating on CP's Long-term corporate credit, Senior secured debt and Senior unsecured debt.

The Company’s goal is to maintain a degree of continuity and predictability for investors by meeting a minimum threshold. The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended June 30, 2016 and June 30, 2015 was 2.9 and 2.3, respectively. This increase was primarily due to additional debt issued during the 2015 fiscal year, partially offset by the improved Adjusted income for the twelve months ended June 30, 2016. Adjusted net debt to Adjusted EBITDA ratio and Adjusted income are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free Cash

CP generated positive Free cash of $137 million in the second quarter of 2016, a decrease of $36 million from positive Free cash of $173 million in the same period of 2015. For the first six months of 2016, CP generated positive Free cash of $66 million, a decrease of $419 million from positive Free cash of $485 million in the same period of 2015. The decrease was primarily due to a decrease in cash provided by operating activities. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Capital additions were $330 million in the second quarter of 2016, $25 million lower than in the same period of 2015. In the first six months of 2016, capital additions were $608 million, $10 million lower than in the same period of 2015.

Share Capital

At July 18, 2016, the latest practicable date, there were 147,771,618 Common Shares and no preferred shares issued and outstanding, which consists of 15,113 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP shares. Each option granted can be exercised for one Common Share. At July 18, 2016, 2.7 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. E. Hunter Harrison and Mr. Keith E. Creel. There are 1.5 million options available to be issued by the Company’s MSOIP in the future.

CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase CP shares. There are no outstanding options under the DSOP, which has 0.3 million options available to be issued in the future.

An aggregate of 178,618 Common Shares of the Company beneficially owned or controlled by Mr. E. Hunter Harrison have been pledged as security for his personal line of credit. 153,100 of those Common Shares were pledged on December 30, 2014 and 25,518 of those Common Shares were pledged on June 3, 2016. Effective July 18, 2016, the Board of Directors of the Company approved an anti-pledging policy, which prohibits transactions after the effective date of policy that result in the holding of Common Shares or securities exercisable or convertible into Common Shares, in a margin account, or otherwise pledging such securities as collateral for a loan, subject only to Board approved exceptions where the person wishing to pledge indicates his or her financial capacity to repay the loan without resort to the pledged securities.

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

In 2016, there was one significant item included in Net income:

•	during the six months ended June 30, 2016, a net non-cash gain of $199 million ($172 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the second quarter, an $18 million gain ($16 million after deferred tax); and

•	in the first quarter, a $181 million gain ($156 million after deferred tax).

In 2015, there were four significant items included in Net income:

•	in the third quarter, a $68 million gain ($42 million after current tax) related to the sale of D&H South;

•	in the third quarter, a $47 million charge ($35 million after deferred tax) related to the early redemption premium on notes;

•	in the second quarter, a deferred income tax expense of $23 million as a result of the change in the Alberta provincial corporate income tax rate; and

•	during the course of the year, a net non-cash loss of $297 million ($257 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $115 million loss ($100 million after deferred tax);

•	in the third quarter, a $128 million loss ($111 million after deferred tax);

•	in the second quarter, a $10 million gain ($9 million after deferred tax); and

•	in the first quarter, a $64 million loss ($55 million after deferred tax).

In 2014, there was one significant item included in Net income:

•	in the fourth quarter, a $12 million net non-cash loss ($9 million after deferred tax) due to FX translation on the Company’s U.S. dollar-denominated debt.

Reconciliation of Non-GAAP Measures to GAAP Measures

The following tables reconcile non-GAAP measures presented in Financial Highlights, and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the most directly comparable measures presented in accordance with GAAP for the three and six months ended June 30, 2016 and 2015:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

Net income	For the three months ended June 30		For the six months ended June 30
(in millions)	2016	2015	2016	2015
Adjusted income	$312	$404	$696	$779
Add significant items:
Impact of FX translation on U.S. dollar-denominated debt	16	9	172	(46)
Income tax rate change	—	(23)	—	(23)
Net income as reported	$328	$390	$868	$710

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

Diluted earnings per share	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Adjusted diluted earnings per share	$2.05	$2.45	$4.55	$4.70
Add significant items:
Impact of FX translation on U.S. dollar-denominated debt	0.10	0.05	1.12	(0.28)
Income tax rate change	—	(0.14)	—	(0.14)
Diluted earnings per share as reported	$2.15	$2.36	$5.67	$4.28

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

Calculation of ROIC and Adjusted ROIC

(in millions, except for percentages)	2016	2015
Operating income for the twelve months ended June 30	$2,634	$2,587
Less:
Other income and charges	77	84
Tax(1)	709	721
	$1,848	$1,782
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	12,612	11,889
ROIC	14.7%	15.0%
(1) Tax was calculated at the annualized effective tax rate of 27.73% for 2016 and 28.79% for 2015 for each of the above items for the periods presented.

(in millions, except for percentages)	2016	2015
Operating income for the twelve months ended June 30	$2,634	$2,587
Less significant items:
Gain on sale of D&H South	68	—
Adjusted operating income for the twelve months ended June 30	2,566	2,587
Less:
Other income and charges	77	84
Add significant items:
Impact of FX translation on U.S. dollar-denominated debt	44	66
Early redemption premium on notes	47	—
Less: tax(1)	705	708
	$1,875	$1,861
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	12,612	11,889
Adjusted ROIC	14.9%	15.7%
(1) Tax was calculated at the adjusted annualized effective tax rate of 27.31% for 2016 and 27.57% for 2015 for each of the above items for the periods presented.

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended June 30		For the six months ended June 30
(in millions)	2016	2015	2016	2015
Cash provided by operating activities	$512	$585	$730	$1,140
Cash used in investing activities	(321)	(354)	(539)	(545)
Dividends paid	(53)	(57)	(107)	(115)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(1)	(1)	(18)	5
Free cash	$137	$173	$66	$485

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

Calculation of Interest Coverage Ratio and Adjusted Interest Coverage Ratio

	For the twelve months ended June 30
(in millions, except for ratios)	2016	2015
EBIT	$2,557	$2,503
Adjusted EBIT	2,580	2,569
Net interest expense	464	312
Interest coverage ratio	5.5	8.0
Adjusted interest coverage ratio	5.6	8.2

Reconciliation of Adjusted earnings before interest, tax, depreciation and amortization and Earnings before interest and tax

Adjusted EBITDA is calculated as Adjusted EBIT plus Depreciation and amortization, adjusted for net periodic pension and other benefit cost and operating lease expense. EBIT is calculated as Operating income, less Other income and charges. Adjusted EBIT excludes significant items reported in Operating income and Other income and charges.

(in millions)	2016	2015
Adjusted EBITDA for the twelve months ended June 30	$3,203	$3,159
Add:
Adjustment for net periodic pension and other benefit cost	115	112
Operating lease expense	(111)	(137)
Depreciation and amortization	(627)	(565)
Adjusted EBIT for the twelve months ended June 30	2,580	2,569
Add Significant items:
Gain on sale of D&H South	68	—
Impact of FX translation on U.S. dollar-denominated debt	(44)	(66)
Early redemption premium on notes	(47)	—
EBIT for the twelve months ended June 30	2,557	2,503
Less:
Net interest expense	464	312
Income tax expense	583	630
Net income as reported	$1,510	$1,561

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

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2016	2015
Adjusted net debt as at June 30	$9,133	$7,216
Adjusted EBITDA for the twelve months ended June 30	3,203	3,159
Adjusted net debt to Adjusted EBITDA ratio	2.9	2.3

Reconciliation of Adjusted Net Debt to Long-term Debt

(in millions)	2016	2015
Adjusted net debt as at June 30	$9,133	$7,216
Add:
Pension plans deficit	(290)	(291)
Net present value of operating leases(1)	(354)	(409)
Cash and cash equivalents	92	185
Long-term debt including long term debt maturing within one year as at June 30	$8,581	$6,701
(1) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Off-Balance Sheet Arrangements

Guarantees

At June 30, 2016, the Company had residual value guarantees on operating lease commitments of $26 million, compared to $28 million at December 31, 2015. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at June 30, 2016, the fair value of these guarantees recognized as a liability was $6 million, compared to $4 million at December 31, 2015.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements.

Contractual Commitments

At June 30, 2016

Payments due by period (in millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$12,317	$238	$926	$800	$10,353
Long-term debt	8,519	184	780	540	7,015
Capital leases	162	2	9	10	141
Operating lease(1)	469	46	148	91	184
Supplier purchase	1,309	121	346	167	675
Other long-term liabilities(2)	572	54	116	110	292
Total contractual commitments	$23,348	$645	$2,325	$1,718	$18,660
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

At June 30, 2016

Amount of commitments per period (in millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & beyond
Commitments
Letters of credit	$371	$371	$—	$—	$—
Capital commitments	349	246	74	15	14
Total commitments	$720	$617	$74	$15	$14

Letters of Credit

Letters of credit are obtained mainly to provide security to third parties under the terms of various agreements, including workers’ compensation and supplemental pension plan. CP is liable for these contractual amounts in the case of non-performance under these agreements. Letters of credit are accommodated through a revolving credit facility and the Company’s bilateral letters of credit facility.

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

Pensions and Other Benefits

Pension Liabilities and Pension Assets

The Company included pension benefit liabilities of $280 million in Pension and other benefit liabilities and $10 million in Accounts payable and accrued liabilities on the Company’s Interim Consolidated Balance Sheets at June 30, 2016. The Company also included post-retirement benefits accruals of $386 million in Pension and other benefit liabilities and $21 million in Accounts payable and accrued liabilities on the Company’s Interim Consolidated Balance Sheets at June 30, 2016.

The Company included pension benefit assets of $1,565 million in Pension assets on the Company’s Interim Consolidated Balance Sheets at June 30, 2016.

Pension Plan Contributions

The Company made contributions of $14 million to the defined benefit pension plans in the second quarter of 2016, compared with $20 million in the same period of 2015. In the first six months of 2016, the Company made contributions of $34 million to the defined benefit pension plans, compared with $41 million in the same period of 2015. The Company’s main Canadian defined benefit pension plan accounts for 95% of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010 and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,276 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2015, leaving $474 million of the voluntary prepayments still available at December 31, 2015 to reduce CP’s pension funding requirements in 2016 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will apply $5 million of the remaining voluntary prepayments against its 2016 pension funding requirements.

CP estimates its aggregate pension contributions, including its defined benefit and defined contribution plan, to be in the range of $50 million to $60 million in 2016, and in the range of $50 million to $100 million per year from 2017 to 2019. These estimates reflect the Company’s current intentions with respect to the rate at which CP will apply the remaining voluntary prepayments against contribution requirements in the next few years.

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

Deferred Income Taxes

A deferred income tax expense of $90 million was included in Income tax expense for the second quarter of 2016 compared to $74 million for the same period of 2015. For the first six months of 2016, deferred income tax expense of $183 million was included in Income tax expense compared to $106 million the same period of 2015.

The increase in deferred income tax expense in the second quarter of 2016 was primarily due to a change in the estimated timing of recognition of certain temporary differences that correspondingly decreased current tax expense, partially offset by lower pretax earnings compared to the same period of 2015. The increase in deferred income tax expense for the first six months of 2016 was attributable to the increase in the second quarter, as well as unrealized FX translation gains on U.S. dollar-denominated debt, which does not give rise to current tax expense.

At June 30, 2016, deferred income tax liabilities of $3,512 million were recorded as a long-term liability and are composed largely of temporary differences related to accounting for properties.

Legal and Personal Injury Liabilities

Provisions for incidents, claims and litigation charged to income, which were included in Purchase services and other expense, amounted to $13 million in the second quarter of 2016 compared with $9 million for the same period of 2015. For the first six months of 2016, these provisions amounted to $33 million compared with $35 million for the same period of 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three and six months ended June 30, 2016 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2015 Annual Report on Form 10-K other than foreign exchange risk and share price impact on stock-based compensation discussed below:

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar positively (or negatively) impacts Total revenues by approximately $26 million and negatively (or positively) impacts Operating expenses by approximately $13 million. To manage this exposure to fluctuations in exchange rates between Canadian and U.S. dollars, CP may sell or purchase U.S. dollar forwards at fixed rates in future periods. In addition, changes in the exchange rate between the Canadian dollar and other currencies (including the U.S. dollar) make the goods transported by the Company more or less competitive in the world marketplace and may in turn positively or negatively affect revenues.

FX translation on the Company’s U.S. dollar-denominated long-term debt is also impacted by this risk. A weakening (or strengthening) of the Canadian dollar negatively (or positively) impacts Other income and charges in the Company's Consolidated Statements of Income. For further information, please refer to Item 8. Financial Statements and Supplementary Data, Note 20 Financial Instruments, in CP's 2015 Annual Report on Form 10-K.

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.5 million to $0.7 million based on information available at June 30, 2016. This excludes the impact of changes in share price relative to the S&P/TSX 60 index and relative to Class I railways, which may trigger different performance share unit payouts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 13 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

On April 20, 2016, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 6.91 million of its Common Shares, which received approval by the TSX on April 28, 2016. The NCIB commenced on May 2, 2016 and will expire on May 1, 2017. During the second quarter of 2016, CP repurchased 5.1 million Common Shares in total for $867 million at a weighted average price of $169.13. The following table presents Common Shares repurchased during each month for the second quarter of 2016.

2016	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	2,349,900	173.70	2,349,900	4,560,100
June 1 to June 30	2,777,900	165.26	2,777,900	1,782,200
Ending Balance	5,127,800	169.13	5,127,800	N/A
(1) Includes shares repurchased but not yet canceled at quarter end.
(2) Includes brokerage fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1
Third Amending Agreement, dated as of June 28, 2016, amending the Credit Agreement, dated September 26, 2014, between Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto.

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

The following financial information from Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2016 and 2015; (iii) the Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (iv) the Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2016 and 2015; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first six months ended June 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 20, 2016	/s/ E. Hunter Harrison
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 20, 2016	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice-President and Chief Financial Officer

Exhibit 32.1
Certifications Furnished Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Canadian Pacific Railway Limited
In connection with the Quarterly Report of Canadian Pacific Railway Limited (the “Company”) on Form 10-Q for the period ended June 30, 2016 (the “Report”) to which this certificate is an exhibit, I, E. Hunter Harrison, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 20, 2016	/s/ E. Hunter Harrison
E. Hunter Harrison
Chief Executive Officer

Exhibit 32.2
Certifications Furnished Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Canadian Pacific Railway Limited
In connection with the Annual Report of Canadian Pacific Railway Limited (the “Company”) on Form 10-Q for the period ended June 30, 2016 (the “Report”) to which this certificate is an exhibit, I, Mark J. Erceg, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 20, 2016	/s/ Mark J. Erceg
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
Dated: July 20, 2016