Form 10-Q
period 2016-09-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2016-10-19
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 17, 2016, there were 146,262,114 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2016	2015	2016	2015
Revenues
Freight	$1,510	$1,667	$4,464	$4,907
Non-freight	44	42	131	118
Total revenues	1,554	1,709	4,595	5,025
Operating expenses
Compensation and benefits	294	352	907	1,038
Fuel	138	162	394	542
Materials	39	47	133	144
Equipment rents	43	42	132	130
Depreciation and amortization	155	149	478	440
Purchased services and other (Note 4)	228	272	690	788
Gain on sale of Delaware & Hudson South	—	(68)	—	(68)
Total operating expenses	897	956	2,734	3,014

Operating income	657	753	1,861	2,011
Less:
Other income and charges (Note 5)	71	168	(119)	236
Net interest expense	116	103	355	272
Income before income tax expense	470	482	1,625	1,503
Income tax expense (Note 6)	123	159	410	470
Net income	$347	$323	$1,215	$1,033

Earnings per share (Note 7)
Basic earnings per share	$2.35	$2.05	$8.06	$6.37
Diluted earnings per share	$2.34	$2.04	$8.02	$6.32

Weighted-average number of shares (millions) (Note 7)
Basic	147.3	157.6	150.7	162.0
Diluted	148.3	158.7	151.6	163.3

Dividends declared per share	$0.5000	$0.3500	$1.3500	$1.0500
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Net income	$347	$323	$1,215	$1,033
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(7)	(33)	33	(63)
Change in derivatives designated as cash flow hedges	1	(45)	(75)	(78)
Change in pension and post-retirement defined benefit plans	47	65	137	203
Other comprehensive income (loss) before income taxes	41	(13)	95	62
Income tax (expense) recovery on above items	(3)	33	(51)	44
Other comprehensive income (Note 3)	38	20	44	106
Comprehensive income	$385	$343	$1,259	$1,139
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2016	2015
Assets
Current assets
Cash and cash equivalents	$103	$650
Accounts receivable, net	605	645
Materials and supplies	192	188
Other current assets	64	54
	964	1,537
Investments	169	152
Properties	16,382	16,273
Goodwill and intangible assets	198	211
Pension asset	1,638	1,401
Other assets	70	63
Total assets	$19,421	$19,637
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,246	$1,417
Long-term debt maturing within one year (Note 8)	391	30
	1,637	1,447
Pension and other benefit liabilities	756	758
Other long-term liabilities	280	318
Long-term debt	8,488	8,927
Deferred income taxes	3,591	3,391
Total liabilities	14,752	14,841
Shareholders’ equity
Share capital	2,000	2,058
Additional paid-in capital	43	43
Accumulated other comprehensive loss (Note 3)	(1,433)	(1,477)
Retained earnings	4,059	4,172
	4,669	4,796
Total liabilities and shareholders’ equity	$19,421	$19,637
Contingencies (Note 13)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Operating activities
Net income	$347	$323	$1,215	$1,033
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	155	149	478	440
Deferred income taxes (Note 6)	50	—	233	106
Pension funding in excess of expense (Note 12)	(26)	(10)	(105)	(40)
Foreign exchange loss (gain) on long-term debt (Note 5)	46	128	(153)	182
Other operating activities, net	(17)	(53)	(130)	(122)
Change in non-cash working capital balances related to operations	36	159	(217)	237
Cash provided by operating activities	591	696	1,321	1,836
Investing activities
Additions to properties	(294)	(449)	(902)	(1,067)
Proceeds from the sale of Delaware & Hudson South	—	281	—	281
Proceeds from sale of properties and other assets (Note 4)	16	13	87	73
Other	—	(8)	(2)	5
Cash used in investing activities	(278)	(163)	(817)	(708)
Financing activities
Dividends paid	(75)	(57)	(182)	(172)
Issuance of CP Common Shares	5	5	14	32
Purchase of CP Common Shares (Note 9)	(412)	(1,523)	(1,200)	(2,595)
Issuance of long-term debt, excluding commercial paper	—	2,601	—	3,411
Repayment of long-term debt, excluding commercial paper	(12)	(432)	(30)	(499)
Net issuance (repayment) of commercial paper (Note 8)	190	(669)	366	(893)
Other	—	—	(3)	—
Cash used in financing activities	(304)	(75)	(1,035)	(716)

Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	2	18	(16)	23
Cash position
Increase (decrease) in cash and cash equivalents	11	476	(547)	435
Cash and cash equivalents at beginning of period	92	185	650	226
Cash and cash equivalents at end of period	$103	$661	$103	$661

Supplemental disclosures of cash flow information:
Income taxes paid	$17	$48	$274	$107
Interest paid	$148	$81	$395	$242
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars, except common share amounts)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2016	153.0	$2,058	$43	$(1,477)	$4,172	$4,796
Net income	—	—	—	—	1,215	1,215
Other comprehensive income (Note 3)	—	—	—	44	—	44
Dividends declared	—	—	—	—	(202)	(202)
Effect of stock-based compensation expense	—	—	11	—	—	11
CP Common Shares repurchased (Note 9)	(6.9)	(84)	—	—	(1,126)	(1,210)
Shares issued under stock option plan	0.2	26	(11)	—	—	15
Balance at September 30, 2016	146.3	$2,000	$43	$(1,433)	$4,059	$4,669
Balance at January 1, 2015	166.1	$2,185	$36	$(2,219)	$5,608	$5,610
Net income	—	—	—	—	1,033	1,033
Other comprehensive income (Note 3)	—	—	—	106	—	106
Dividends declared	—	—	—	—	(170)	(170)
Effect of stock-based compensation expense	—	—	14	—	—	14
CP Common Shares repurchased (Note 9)	(12.7)	(173)	—	—	(2,462)	(2,635)
Shares issued under stock option plan	0.4	42	(8)	—	—	34
Balance at September 30, 2015	153.8	$2,054	$42	$(2,113)	$4,009	$3,992
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
3    Changes in accumulated other comprehensive loss ("AOCL") by component

	For the three months ended September 30
(in millions of Canadian dollars, net of tax)	Foreign currency net of hedging activities	Derivatives and other	Pension and post-retirement defined benefit plans	Total
Opening balance, 2016	$124	$(157)	$(1,438)	$(1,471)
Other comprehensive income (loss) before reclassifications	2	(1)	1	2
Amounts reclassified from accumulated other comprehensive loss	—	2	34	36
Net current-period other comprehensive income	2	1	35	38
Closing balance, 2016	$126	$(156)	$(1,403)	$(1,433)
Opening balance, 2015	$125	$(77)	$(2,181)	$(2,133)
Other comprehensive income (loss) before reclassifications	6	(34)	—	(28)
Amounts reclassified from accumulated other comprehensive loss	—	2	46	48
Net current-period other comprehensive income (loss)	6	(32)	46	20
Closing balance, 2015	$131	$(109)	$(2,135)	$(2,113)

	For the nine months ended September 30
(in millions of Canadian dollars, net of tax)	Foreign currency net of hedging activities	Derivatives and other	Pension and post-retirement defined benefit plans	Total
Opening balance, 2016	$129	$(102)	$(1,504)	$(1,477)
Other comprehensive loss before reclassifications	(3)	(60)	(1)	(64)
Amounts reclassified from accumulated other comprehensive loss	—	6	102	108
Net current-period other comprehensive (loss) income	(3)	(54)	101	44
Closing balance, 2016	$126	$(156)	$(1,403)	$(1,433)
Opening balance, 2015	$115	$(52)	$(2,282)	$(2,219)
Other comprehensive income (loss) before reclassifications	16	(60)	5	(39)
Amounts reclassified from accumulated other comprehensive loss	—	3	142	145
Net current-period other comprehensive income (loss)	16	(57)	147	106
Closing balance, 2015	$131	$(109)	$(2,135)	$(2,113)

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Amortization of prior service costs(1)	$(2)	$(2)	$(5)	$(5)
Recognition of net actuarial loss(1)	49	67	146	201
Total before income tax	47	65	141	196
Income tax recovery	(13)	(19)	(39)	(54)
Net of income tax	$34	$46	$102	$142
(1) Impacts Compensation and benefits on the Interim Consolidated Statements of Income.
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
5    Other income and charges

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Foreign exchange loss (gain) on long-term debt	$46	$128	$(153)	$182
Other foreign exchange losses (gains)	2	(10)	(5)	(4)
Early redemption premium on notes	—	47	—	47
Legal settlement	25	—	25	—
Other	(2)	3	14	11
Total other income and charges	$71	$168	$(119)	$236
6    Income taxes

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2016	2015	2016	2015
Current income tax expense	$73	$159	$177	$364
Deferred income tax expense	50	—	233	106
Income tax expense	$123	$159	$410	$470

The estimated 2016 annual effective tax rate for the three and nine months ended September 30, 2016, excluding the discrete items related to the foreign exchange loss (gain) on the Company’s U.S. dollar-denominated debt and the settlement charge in respect of a corporate legal claim, is 25.17% and 26.50%, respectively, compared to the estimate of 27.50% for the same periods in 2015.

The effective tax rate for the three and nine months ended September 30, 2016, including the discrete items, is 26.23% and 25.26%, respectively, compared to 32.92% and 31.28%, respectively, for the same period in 2015.

7    Earnings per share

At September 30, 2016, the number of shares outstanding was 146.3 million (September 30, 2015 - 153.8 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period.

The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2016	2015	2016	2015
Weighted-average basic shares outstanding	147.3	157.6	150.7	162.0
Dilutive effect of stock options	1.0	1.1	0.9	1.3
Weighted-average diluted shares outstanding	148.3	158.7	151.6	163.3

For the three and nine months ended September 30, 2016, there were 331,553 options and 405,851 options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and nine months ended September 30, 2015 - 364,014 and 179,988, respectively).

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

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. As at September 30, 2016, the Company had total commercial paper borrowings of U.S. $280 million ($367 million), presented in “Long-term debt maturing within one year” on the Interim Consolidated Balance Sheets (December 31, 2015 - $nil). The weighted-average interest rate on these borrowings was 0.75%.

The Company presents issuances and repayments of commercial paper in the Interim Consolidated Statements of Cash Flows on a net basis, all of which have a maturity of less than 90 days.

9    Shareholders' equity

On April 20, 2016, the Company announced a new normal course issuer bid ("bid"), commencing May 2, 2016 to May 1, 2017, to purchase up to 6.91 million of its outstanding Common Shares for cancellation. The Company completed the bid on September 28, 2016.

All purchases are made in accordance with the bid at prevalent market prices plus brokerage fees, or such other prices that may be permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to Retained earnings. The following table provides activities under the share repurchase program:

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Number of Common Shares repurchased(1)	1,782,200	7,738,489	6,910,000	12,972,177
Weighted-average price per share(2)	$192.10	$200.84	$175.08	$203.08
Amount of repurchase (in millions)(2)	$342	$1,555	$1,210	$2,635
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

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt which has a fair value of approximately $10,553 million at September 30, 2016 (December 31, 2015 - $9,750 million) and a carrying value of $8,879 million at September 30, 2016 (December 31, 2015 - $8,957 million). The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of interest and principal at estimated interest rates expected to be available to the Company at period end. All derivatives and long-term debt are classified as Level 2.

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on net income by offsetting long-term FX gains and losses on U.S. dollar denominated long-term debt and gains and losses on its net investment. The effective portion recognized in “Other comprehensive income” for the three and nine months ended September 30, 2016 was an unrealized FX loss of $72 million and an unrealized FX gain of $260 million, respectively (three and nine months ended September 30, 2015 - unrealized FX loss of $291 million and $589 million, respectively). There was no ineffectiveness during the three and nine months ended September 30, 2016 and September 30, 2015.

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

As at September 30, 2016, the total fair value loss of $144 million (December 31, 2015 - fair value loss of $60 million) derived from the forward starting swaps was included in “Accounts payable and accrued liabilities”. Changes in fair value from the forward starting swaps for the three and nine months ended September 30, 2016 was $nil and a loss of $84 million, respectively (three and nine months ended September 30, 2015 - a loss of $46 million and $85 million, respectively). The effective portion for the three and nine months ended September 30, 2016 was $nil and a loss of $82 million, respectively (three and nine months ended September 30, 2015 - a fair value loss of $45 million and $82 million, respectively) and is recorded in “Other comprehensive income”. For the three and nine months ended September 30, 2016, the ineffective portion was $nil and a $2 million loss, respectively (three and nine months ended September 30, 2015 - $1 million and $3 million loss, respectively) and is recorded to “Net interest expense” on the Interim Consolidated Statements of Income.

For the three and nine months ended September 30, 2016, a loss of $3 million and $8 million, respectively, related to previous forward starting swap hedges have been amortized to “Net interest expense” (three and nine months ended September 30, 2015 - a loss of $1 million and $4 million, respectively). The Company expects that during the next 12 months $11 million of losses will be amortized to “Net interest expense”.

11    Stock-based compensation

At September 30, 2016, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee stock savings plan. These plans resulted in an expense for the three and nine months ended September 30, 2016 of $31 million and $46 million, respectively (three and nine months ended September 30, 2015 - expense of $21 million and $45 million, respectively).

Regular options

In the nine months ended September 30, 2016, under CP’s stock option plans, the Company issued 402,331 regular options at the weighted average price of $165.55 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these regular options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after 10 years.

Under the fair value method, the fair value of the regular options at the grant date was approximately $16 million. The weighted average fair value assumptions were approximately:

For the nine months ended September 30, 2016
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

Performance share unit (“PSU”) plan

In the nine months ended September 30, 2016, the Company issued 147,157 PSUs with a grant date fair value of approximately $24 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash, or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of PSUs is measured periodically until settlement, using a latticed-based valuation model.

The performance period for PSUs issued in the nine months ended September 30, 2016 is January 1, 2016 to December 31, 2018. The performance factors for these PSUs are Operating Ratio, Return on Invested Capital, Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

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

Deferred share unit (“DSU”) plan

In the nine months ended September 30, 2016, the Company granted 27,400 DSUs with a grant date fair value of approximately $5 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

12    Pension and other benefits

In the three and nine months ended September 30, 2016, the Company made contributions of $4 million and $38 million, respectively (three and nine months ended September 30, 2015 - $20 million and $61 million, respectively), to its defined benefit pension plans. The elements of net periodic benefit cost for defined benefit pension plans and other benefits recognized in the three and nine months ended September 30, 2016 included the following components:

	For the three months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2016	2015	2016	2015
Current service cost (benefits earned by employees in the period)	$26	$31	$2	$3
Interest cost on benefit obligation	117	116	6	6
Expected return on fund assets	(211)	(201)	—	—
Recognized net actuarial loss	48	66	1	—
Amortization of prior service costs	(2)	(2)	—	—
Net periodic (recovery) benefit cost	$(22)	$10	$9	$9

	For the nine months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2016	2015	2016	2015
Current service cost (benefits earned by employees in the period)	$79	$95	$8	$9
Interest cost on benefit obligation	350	347	16	16
Expected return on fund assets	(634)	(614)	—	—
Recognized net actuarial loss	143	198	3	2
Amortization of prior service costs	(5)	(5)	—	—
Net periodic (recovery) benefit cost	$(67)	$21	$27	$27

13    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at September 30, 2016 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

Legal proceedings related to Lac-Mégantic rail accident

On July 6, 2013, a train carrying crude oil operated by Montreal Maine and Atlantic Railway (“MMA”) or a subsidiary, Montreal Maine & Atlantic Canada Co. (“MMAC” and collectively the “MMA Group”) derailed and exploded in Lac-Mégantic, Quebec. The accident occurred on a section of railway owned by the MMA Group. The previous day CP had interchanged the train to the MMA Group, and after the interchange, the MMA Group exclusively controlled the train.
Following this incident, Quebec's Minister of Sustainable Development, Environment, Wildlife and Parks (the "Minister") ordered the named parties to recover the contaminants and to clean up the derailment site. On August 14, 2013, the Minister added CP as a party (the “Amended Cleanup Order”). CP appealed the Amended Cleanup Order to the Administrative Tribunal of Quebec. Those proceedings are pending. Directly related to that matter, on July 6, 2015, the Province of Quebec sued CP in Quebec Superior Court claiming $409 million in derailment damages, including cleanup costs. The province alleges that CP exercised custody or control over the crude oil lading and that CP was otherwise negligent. Therefore, CP is said to be solidarily (joint and severally) liable with third parties responsible for the accident. The province’s lawsuit was stayed until September 12, 2016, but has since been reactivated. The province has filed a motion for leave to amend its complaint, which motion will be heard by the court on November 8, 2016. Otherwise, no timetable governing the conduct of this lawsuit has been ordered by the Quebec Superior Court. On July 5, 2016, the Minister served a Notice of Claim for nearly $95 million of compensation spent on cleanup, alleging that CP refused or neglected to undertake the work. On September 6, 2016, CP filed a contestation of the Notice of Claim with the Administrative Tribunal of Quebec. These proceedings appear to be duplicative of the administrative proceedings.
A class action lawsuit has also been filed in the Quebec Superior Court on behalf of persons and entities residing in, owning or leasing property in, operating a business in or physically present in Lac-Mégantic at the time of the derailment (the “Class Action”). That lawsuit seeks derailment damages, including for wrongful death, personal injury, and property harm. On August 16, 2013, CP was added as a defendant. On May 8, 2015, the Quebec Superior Court authorized (certified) the Class Action against CP, the shipper - Western Petroleum, and the shipper’s parent - World Fuel Services (collectively, the “World Fuel Entities”). The World Fuel Entities have since settled. The plaintiffs filed a motion for leave to amend their complaint, which motion will be heard by the court on November 10, 2016. Otherwise, the court has set no timetable to govern the conduct of this lawsuit.
On July 4, 2016, eight subrogated insurers served CP with claims of approximately $16 million. On July 11, 2016, two additional subrogated insurers served CP with claims of approximately $3 million. The lawsuits do not identify the parties to which the insurers are subrogated, and therefore the extent of claim overlap and the extent that claims will be satisfied after proof of claim review and distribution from the Plans, referred to below, is difficult to determine.
In the wake of the derailment and ensuing litigation, MMAC filed for bankruptcy in Canada (the “Canadian Proceeding”) and MMA filed for bankruptcy in the United States (the “U.S. Proceeding”). Plans of arrangement have been approved in both the Canadian Proceeding and the U.S. Proceeding (the “Plans”). These Plans provide for the distribution of a fund of approximately $440 million amongst those claiming derailment damages. The Plans also provide settling parties broadly worded third-party releases and injunctions preventing lawsuits against settlement contributors. CP has not settled and therefore will not benefit from those provisions. Both Plans do, however, contain judgment reduction provisions, affording CP a credit for the greater of (i) the settlement monies received by the plaintiff(s), or (ii) the amount, in contribution or indemnity, that CP would have been entitled to charge against third parties other than MMA and MMAC, but for the Plans' releases and injunctions. CP may also have judgment reduction rights, as part of the contribution/indemnification credit, for the fault of the MMA Group. Finally, the Plans provide for a potential re-allocation of the MMA Group’s liability among plaintiffs and CP, the only non-settling party.
An Adversary Proceeding filed by the MMA U.S. bankruptcy trustee (now, estate representative) against CP, Irving Oil, and the World Fuel Entities accuses CP of failing to ensure that World Fuel Entities or Irving Oil properly classified the oil lading and of not refusing to ship the misclassified oil as packaged. The estate representative has since settled with the World Fuel Entities and Irving Oil and now bases CP misfeasance on the railroad’s failure to abide in North Dakota by a Canadian regulation. That regulation supposedly would have caused the railroads to not move the crude oil train because an inaccurate classification was supposedly suspected. In a recently amended complaint, the estate representative named a CP affiliate, Soo Line Railroad Company ("Soo Line"), and asserts that CP and Soo Line breached terms or warranties allegedly contained in the bill of lading.
In response to one of CP’s motions to withdraw the Adversary Proceedings bankruptcy reference, the estate representative maintained that Canadian law rather than U.S. law controlled. The Article III court that heard the motion found that if U.S. federal regulations governed, the case was not complex enough to warrant withdrawal. Before the bankruptcy court, CP moved to dismiss for want of personal jurisdiction, but the court denied the motion because CP had participated in the bankruptcy proceedings. CP and Soo Line will respond to the estate representative's recently amended complaint during the fourth quarter of 2016.
Lac-Mégantic residents and wrongful death representatives commenced a class action and a mass action in Texas and wrongful death and personal injury actions in Illinois and Maine. CP removed all of these lawsuits to federal court, and a federal court thereafter consolidated those cases in Maine. These actions generally charge CP with misclassification and mis-packaging (that is, using inappropriate DOT-111 tank cars) negligence. On CP's motion, made on September 28, 2016, the Maine court dismissed all wrongful death and personal injury actions on several grounds. If the ruling is upheld on any appeal that might be brought, these cases will be litigated, if anywhere, in Canada.
CP has received two damage to cargo notices of claims from the shipper of the oil, Western Petroleum. Western Petroleum submitted U.S. and Canadian notices of claims for the same damages and under the Carmack Amendment (49 U.S.C. Section 11706) Western Petroleum seeks to recover for all injuries associated with, and indemnification for, the derailment. Both jurisdictions permit a shipper to recover the value of damaged lading against any carrier in the delivery chain, subject to limitations in the carrier’s tariffs. CP’s tariffs significantly restrict shipper damage claim rights. Western Petroleum is part of the World Fuel Services Entities, and those companies settled with the trustee.
On April 12, 2016, Trustee (the “WD Trustee”) for a wrongful death trust (the “WD Trust”), as defined and established under the confirmed Plans, sued CP in North Dakota federal court, asserting Carmack Amendment claims. The WD Trustee maintains that the estate representative assigned Carmack Amendment claims to the WD Trustee. The Plan supposedly gave the estate representative Carmack Amendment assignment rights. The WD Trustee seeks to recover losses associated with the lost lading (approximately $6 million), as well as the settlement amounts the consignor (i.e, the shipper, the World Fuel Entities) and the consignee (Irving Oil) paid to the bankruptcy estates, alleged to be $110 million and $60 million, respectively. The WD Trustee maintains that Carmack Amendment liability extends beyond lading losses to cover all derailment related damages suffered by the World Fuel Entities or Irving Oil. CP disputes this interpretation of Carmack Amendment exposure and maintains that CP’s tariffs preclude anything except a minimal recovery. Canadian Pacific Railway Limited and Soo Line Corporation, both non-carriers, have moved to dismiss the Carmack Amendment claims, which only apply to common carriers.
At this early stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, CP denies liability and intends to vigorously defend against all derailment-related proceedings.

Legal proceedings initiated by Canadian National Railway Company

On July 28, 2016, the Company announced that CP and Canadian National Railway Company (“CN”) agreed to settle an outstanding lawsuit commenced by CN in August 2015 against CP, certain of its employees and an officer, alleging misuse of confidential information, without any admission of liability on the part of the Company. The terms of the settlement are confidential.

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

The expense included in “Purchased services and other” for the three and nine months ended September 30, 2016 was $1 million and $3 million, respectively (three and nine months ended September 30, 2015 - $1 million and $7 million, respectively). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at September 30, 2016 was $85 million (December 31, 2015 - $93 million). Payments are expected to be made over 10 years through 2026.

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

Interim Condensed Consolidating Statements of Income
For the three months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,078	$432	$—	$1,510
Non-freight	—	35	95	(86)	44
Total revenues	—	1,113	527	(86)	1,554
Operating expenses
Compensation and benefits	—	181	111	2	294
Fuel	—	111	27	—	138
Materials	—	30	6	3	39
Equipment rents	—	48	(5)	—	43
Depreciation and amortization	—	102	53	—	155
Purchased services and other	—	170	149	(91)	228
Total operating expenses	—	642	341	(86)	897
Operating income	—	471	186	—	657
Less:
Other income and charges	12	61	(2)	—	71
Net interest (income) expense	(9)	131	(6)	—	116
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(3)	279	194	—	470
Less: Income tax expense	9	73	41	—	123
Add: Equity in net earnings of subsidiaries	359	153	—	(512)	—
Net income	$347	$359	$153	$(512)	$347

Interim Condensed Consolidating Statements of Income
For the three months ended September 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,127	$540	$—	$1,667
Non-freight	—	33	91	(82)	42
Total revenues	—	1,160	631	(82)	1,709
Operating expenses
Compensation and benefits	—	251	101	—	352
Fuel	—	122	40	—	162
Materials	—	38	9	—	47
Equipment rents	—	44	(2)	—	42
Depreciation and amortization	—	102	47	—	149
Purchased services and other	—	179	175	(82)	272
Gain on sale of Delaware & Hudson South	—	—	(68)	—	(68)
Total operating expenses	—	736	302	(82)	956
Operating income	—	424	329	—	753
Less:
Other income and charges	29	162	(23)	—	168
Net interest (income) expense	(3)	119	(13)	—	103
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(26)	143	365	—	482
Less: Income tax (recovery) expense	(4)	50	113	—	159
Add: Equity in net earnings of subsidiaries	345	252	—	(597)	—
Net income	$323	$345	$252	$(597)	$323

Interim Condensed Consolidating Statements of Income
For the nine months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$3,182	$1,282	$—	$4,464
Non-freight	—	101	289	(259)	131
Total revenues	—	3,283	1,571	(259)	4,595
Operating expenses
Compensation and benefits	—	563	339	5	907
Fuel	—	317	77	—	394
Materials	—	95	24	14	133
Equipment rents	—	155	(23)	—	132
Depreciation and amortization	—	316	162	—	478
Purchased services and other	—	499	469	(278)	690
Total operating expenses	—	1,945	1,048	(259)	2,734
Operating income	—	1,338	523	—	1,861
Less:
Other income and charges	(61)	(89)	31	—	(119)
Net interest expense (income)	—	373	(18)	—	355
Income before income tax expense and equity in net earnings of subsidiaries	61	1,054	510	—	1,625
Less: Income tax expense	12	254	144	—	410
Add: Equity in net earnings of subsidiaries	1,166	366	—	(1,532)	—
Net income	$1,215	$1,166	$366	$(1,532)	$1,215

Interim Condensed Consolidating Statements of Income
For the nine months ended September 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$3,377	$1,530	$—	$4,907
Non-freight	—	96	270	(248)	118
Total revenues	—	3,473	1,800	(248)	5,025
Operating expenses
Compensation and benefits	—	711	327	—	1,038
Fuel	—	417	125	—	542
Materials	—	116	28	—	144
Equipment rents	—	132	(2)	—	130
Depreciation and amortization	—	306	134	—	440
Purchased services and other	—	513	523	(248)	788
Gain on sale of Delaware & Hudson South	—	—	(68)	—	(68)
Total operating expenses	—	2,195	1,067	(248)	3,014
Operating income	—	1,278	733	—	2,011
Less:
Other income and charges	44	240	(48)	—	236
Net interest (income) expense	(3)	313	(38)	—	272
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(41)	725	819	—	1,503
Less: Income tax (recovery) expense	(6)	210	266	—	470
Add: Equity in net earnings of subsidiaries	1,068	553	—	(1,621)	—
Net income	$1,033	$1,068	$553	$(1,621)	$1,033

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$347	$359	$153	$(512)	$347
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(70)	63	—	(7)
Change in derivatives designated as cash flow hedges	—	1	—	—	1
Change in pension and post-retirement defined benefit plans	—	45	2	—	47
Other comprehensive (loss) income before income taxes	—	(24)	65	—	41
Income tax expense on above items	—	(3)	—	—	(3)
Equity accounted investments	38	65	—	(103)	—
Other comprehensive income	38	38	65	(103)	38
Comprehensive income	$385	$397	$218	$(615)	$385

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended September 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$323	$345	$252	$(597)	$323
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(291)	258	—	(33)
Change in derivatives designated as cash flow hedges	—	(45)	—	—	(45)
Change in pension and post-retirement defined benefit plans	—	64	1	—	65
Other comprehensive (loss) income before income taxes	—	(272)	259	—	(13)
Income tax recovery on above items	—	33	—	—	33
Equity accounted investments	20	259	—	(279)	—
Other comprehensive income	20	20	259	(279)	20
Comprehensive income	$343	$365	$511	$(876)	$343

Interim Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,215	$1,166	$366	$(1,532)	$1,215
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	260	(227)	—	33
Change in derivatives designated as cash flow hedges	—	(75)	—	—	(75)
Change in pension and post-retirement defined benefit plans	—	131	6	—	137
Other comprehensive income (loss) before income taxes	—	316	(221)	—	95
Income tax expense on above items	—	(49)	(2)	—	(51)
Equity accounted investments	44	(223)	—	179	—
Other comprehensive income (loss)	44	44	(223)	179	44
Comprehensive income	$1,259	$1,210	$143	$(1,353)	$1,259

Interim Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,033	$1,068	$553	$(1,621)	$1,033
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(589)	526	—	(63)
Change in derivatives designated as cash flow hedges	—	(78)	—	—	(78)
Change in pension and post-retirement defined benefit plans	—	198	5	—	203
Other comprehensive (loss) income before income taxes	—	(469)	531	—	62
Income tax recovery (expense) on above items	—	46	(2)	—	44
Equity accounted investments	106	529	—	(635)	—
Other comprehensive income	106	106	529	(635)	106
Comprehensive income	$1,139	$1,174	$1,082	$(2,256)	$1,139

Interim Condensed Consolidating Balance Sheets
As at September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$24	$79	$—	$103
Accounts receivable, net	—	435	170	—	605
Accounts receivable, inter-company	88	106	163	(357)	—
Short-term advances to affiliates	500	798	3,892	(5,190)	—
Materials and supplies	—	160	32	—	192
Other current assets	—	42	22	—	64
	588	1,565	4,358	(5,547)	964
Long-term advances to affiliates	—	—	91	(91)	—
Investments	—	28	141	—	169
Investments in subsidiaries	8,547	9,973	—	(18,520)	—
Properties	—	8,695	7,687	—	16,382
Goodwill and intangible assets	—	—	198	—	198
Pension asset	—	1,638	—	—	1,638
Other assets	1	51	18	—	70
Deferred income taxes	5	—	—	(5)	—
Total assets	$9,141	$21,950	$12,493	$(24,163)	$19,421
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$84	$880	$282	$—	$1,246
Accounts payable, inter-company	14	247	96	(357)	—
Short-term advances from affiliates	4,373	808	9	(5,190)	—
Long-term debt maturing within one year	—	391	—	—	391
	4,471	2,326	387	(5,547)	1,637
Pension and other benefit liabilities	—	680	76	—	756
Long-term advances from affiliates	—	91	—	(91)	—
Other long-term liabilities	—	149	131	—	280
Long-term debt	—	8,434	54	—	8,488
Deferred income taxes	1	1,723	1,872	(5)	3,591
Total liabilities	4,472	13,403	2,520	(5,643)	14,752
Shareholders’ equity
Share capital	2,000	1,037	5,854	(6,891)	2,000
Additional paid-in capital	43	1,634	419	(2,053)	43
Accumulated other comprehensive (loss) income	(1,433)	(1,433)	612	821	(1,433)
Retained earnings	4,059	7,309	3,088	(10,397)	4,059
	4,669	8,547	9,973	(18,520)	4,669
Total liabilities and shareholders’ equity	$9,141	$21,950	$12,493	$(24,163)	$19,421

Condensed Consolidating Balance Sheets
As at December 31, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$502	$148	$—	$650
Accounts receivable, net	—	452	193	—	645
Accounts receivable, inter-company	59	105	265	(429)	—
Short-term advances to affiliates	—	75	3,483	(3,558)	—
Materials and supplies	—	154	34	—	188
Other current assets	—	37	17	—	54
	59	1,325	4,140	(3,987)	1,537
Long-term advances to affiliates	501	207	376	(1,084)	—
Investments	—	22	130	—	152
Investments in subsidiaries	7,518	9,832	—	(17,350)	—
Properties	—	8,481	7,792	—	16,273
Goodwill and intangible assets	—	3	208	—	211
Pension asset	—	1,401	—	—	1,401
Other assets	—	55	8	—	63
Deferred income taxes	25	—	—	(25)	—
Total assets	$8,103	$21,326	$12,654	$(22,446)	$19,637
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$54	$1,122	$241	$—	$1,417
Accounts payable, inter-company	—	325	104	(429)	—
Short-term advances from affiliates	3,253	230	75	(3,558)	—
Long-term debt maturing within one year	—	24	6	—	30
	3,307	1,701	426	(3,987)	1,447
Pension and other benefit liabilities	—	676	82	—	758
Long-term advances from affiliates	—	877	207	(1,084)	—
Other long-term liabilities	—	186	132	—	318
Long-term debt	—	8,863	64	—	8,927
Deferred income taxes	—	1,505	1,911	(25)	3,391
Total liabilities	3,307	13,808	2,822	(5,096)	14,841
Shareholders’ equity
Share capital	2,058	1,037	5,465	(6,502)	2,058
Additional paid-in capital	43	1,568	613	(2,181)	43
Accumulated other comprehensive (loss) income	(1,477)	(1,477)	840	637	(1,477)
Retained earnings	4,172	6,390	2,914	(9,304)	4,172
	4,796	7,518	9,832	(17,350)	4,796
Total liabilities and shareholders’ equity	$8,103	$21,326	$12,654	$(22,446)	$19,637

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$84	$406	$229	$(128)	$591
Investing activities
Additions to properties	—	(238)	(56)	—	(294)
Proceeds from sale of properties and other assets	—	6	10	—	16
Advances to affiliates	—	(275)	(123)	398	—
Repayment of advances to affiliates	—	14	—	(14)	—
Capital contributions to affiliates	—	(46)	—	46	—
Cash used in investing activities	—	(539)	(169)	430	(278)
Financing activities
Dividends paid	(75)	(75)	(53)	128	(75)
Issuance of share capital	—	—	46	(46)	—
Issuance of CP Common Shares	5	—	—	—	5
Purchase of CP Common Shares	(412)	—	—	—	(412)
Repayment of long-term debt, excluding commercial paper	—	(5)	(7)	—	(12)
Net issuance of commercial paper	—	190	—	—	190
Advances from affiliates	398	—	—	(398)	—
Repayment of advances from affiliates	—	—	(14)	14	—
Cash (used in) provided by financing activities	(84)	110	(28)	(302)	(304)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	—	2	—	2
Cash position
(Decrease) increase in cash and cash equivalents	—	(23)	34	—	11
Cash and cash equivalents at beginning of period	—	47	45	—	92
Cash and cash equivalents at end of period	$—	$24	$79	$—	$103

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$60	$482	$257	$(103)	$696
Investing activities
Additions to properties	—	(268)	(181)	—	(449)
Proceeds from the sale of Delaware & Hudson South	—	—	281	—	281
Proceeds from sale of properties and other assets	—	12	1	—	13
Advances to affiliates	—	(1,174)	(646)	1,820	—
Repayment of advances to affiliates	—	33	—	(33)	—
Capital contributions to affiliates	—	(329)	—	329	—
Other	—	(7)	(1)	—	(8)
Cash used in investing activities	—	(1,733)	(546)	2,116	(163)
Financing activities
Dividends paid	(57)	(57)	(46)	103	(57)
Issuance of share capital	—	—	329	(329)	—
Issuance of CP Common Shares	5	—	—	—	5
Purchase of CP Common Shares	(1,523)	—	—	—	(1,523)
Issuance of long-term debt, excluding commercial paper	—	2,601	—	—	2,601
Repayment of long-term debt, excluding commercial paper	—	(423)	(9)	—	(432)
Net repayment of commercial paper	—	(669)	—	—	(669)
Advances from affiliates	1,515	—	305	(1,820)	—
Repayment of advances from affiliates	—	—	(33)	33	—
Cash (used in) provided by financing activities	(60)	1,452	546	(2,013)	(75)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	14	4	—	18
Cash position
Increase in cash and cash equivalents	—	215	261	—	476
Cash and cash equivalents at beginning of period	—	139	46	—	185
Cash and cash equivalents at end of period	$—	$354	$307	$—	$661

Interim Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$182	$831	$646	$(338)	$1,321
Investing activities
Additions to properties	—	(576)	(326)	—	(902)
Proceeds from sale of properties and other assets	—	74	13	—	87
Advances to affiliates	—	(792)	(408)	1,200	—
Repayment of advances to affiliates	—	222	—	(222)	—
Capital contributions to affiliates	—	(403)	—	403	—
Repurchase of share capital from affiliates	—	6	—	(6)	—
Other	—	—	(2)	—	(2)
Cash used in investing activities	—	(1,469)	(723)	1,375	(817)
Financing activities
Dividends paid	(182)	(182)	(156)	338	(182)
Return of share capital to affiliates	—	—	(6)	6	—
Issuance of share capital	—	—	403	(403)	—
Issuance of CP Common Shares	14	—	—	—	14
Purchase of CP Common Shares	(1,200)	—	—	—	(1,200)
Repayment of long-term debt, excluding commercial paper	—	(16)	(14)	—	(30)
Net issuance of commercial paper	—	366	—	—	366
Advances from affiliates	1,186	—	14	(1,200)	—
Repayment of advances from affiliates	—	—	(222)	222	—
Other financing activities	—	(3)	—	—	(3)
Cash (used in) provided by financing activities	(182)	165	19	(1,037)	(1,035)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(5)	(11)	—	(16)
Cash position
Decrease in cash and cash equivalents	—	(478)	(69)	—	(547)
Cash and cash equivalents at beginning of period	—	502	148	—	650
Cash and cash equivalents at end of period	$—	$24	$79	$—	$103

Interim Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2015

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$175	$1,306	$673	$(318)	$1,836
Investing activities
Additions to properties	—	(571)	(496)	—	(1,067)
Proceeds from the sale of Delaware & Hudson South	—	—	281	—	281
Proceeds from sale of properties and other assets	—	71	2	—	73
Advances to affiliates	(500)	(2,110)	(1,375)	3,985	—
Repayment of advances to affiliates	—	33	—	(33)	—
Capital contributions to affiliates	—	(946)	—	946	—
Other	—	7	(2)	—	5
Cash used in investing activities	(500)	(3,516)	(1,590)	4,898	(708)
Financing activities
Dividends paid	(172)	(172)	(146)	318	(172)
Issuance of share capital	—	—	946	(946)	—
Issuance of CP Common Shares	32	—	—	—	32
Purchase of CP Common Shares	(2,595)	—	—	—	(2,595)
Issuance of long-term debt, excluding commercial paper	—	3,411	—	—	3,411
Repayment of long-term debt, excluding commercial paper	—	(447)	(52)	—	(499)
Net repayment of commercial paper	—	(893)	—	—	(893)
Advances from affiliates	3,060	500	425	(3,985)	—
Repayment of advances from affiliates	—	—	(33)	33	—
Cash provided by (used in) financing activities	325	2,399	1,140	(4,580)	(716)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	13	10	—	23
Cash position
Increase in cash and cash equivalents	—	202	233	—	435
Cash and cash equivalents at beginning of period	—	152	74	—	226
Cash and cash equivalents at end of period	$—	$354	$307	$—	$661

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Interim Consolidated Financial Statements and related notes for the three and nine months ended September 30, 2016 in Item 1. Financial Statements, and other information in this report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

For purposes of this report, all references herein to “CP,” “the Company,” “we,” “our” and “us” refer to Canadian Pacific Railway Limited ("CPRL"), CPRL and its subsidiaries, CPRL and one or more of its subsidiaries, or one or more of CPRL's subsidiaries, as the context may require.

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

Executive Summary

Third Quarter of 2016 Results

Financial Performance - In the third quarter of 2016, CP reported Diluted earnings per share ("EPS") of $2.34 and Adjusted diluted EPS of $2.73, an improvement of 15% and 1% respectively when compared to the same period of 2015. Third quarter reported operating ratio of 57.7% was 180 basis points higher than the same period last year, due to the effects of the gain on sale of Delaware and Hudson South ("D&H South") last year which lowered the operating ratio by 400 basis points. Excluding the effects of this gain, adjusted operating ratio of 57.7% was a 220 basis points improvement from 59.9% in the same period of 2015, as the Company continued to adapt its cost structure to the decrease in volumes. Adjusted diluted EPS and Adjusted operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating performance - CP’s continued focus on asset utilization and network investments resulted in improvements to a number of CP’s key operating metrics. The following metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

•	Average train speed increased by 8% to 23.9 miles per hour;

•	Average train weight increased by 7% to 8,915 tons; and

•	Average train length increased by 7% to 7,418 feet.

Recent Developments

•
On August 3, 2016, the Company and Pershing Square Capital Management L.P. ("Pershing Square") announced the commencement of a public offering of 9,840,890 of CP Common Shares by certain funds managed by Pershing Square. CP was not selling any common shares in the offering and did not receive any of the proceeds from the offering of common shares by the funds managed by Pershing Square. After the closing of the sale, funds managed by Pershing Square no longer own any common shares of Canadian Pacific.

•
On September 6, 2016, the Company announced the appointment of Ms. Jill Denham and Mr. William R. Fatt to CP's Board of Directors. The Company also announced Mr. William Ackman's resignation from the Board of Directors.

•
On September 8, 2016, the Company announced the resignation of Mr. Mark J. Erceg from his position as Chief Financial Officer effective September 9, 2016. The Company appointed Mr. Nadeem Velani as Vice-President and interim Chief Financial Officer. Mr. Velani joined CP in March 2013 and most recently served as Vice-President Investor Relations. On October 18, 2016, Mr. Velani was appointed Vice-President and Chief Financial Officer.

•
On October 19, 2016, the Company communicated a revision of its full-year 2016 outlook, including expected mid-single-digit EPS growth from full-year 2015 Adjusted diluted EPS of $10.10. The change is primarily due to the delayed grain harvest, a dramatic decline in crude volumes and other persistent unfavourable economic factors such as the strengthening of the Canadian dollar since the beginning of the year. Capital expenditures are now expected to be approximately $1.2 billion, primarily due to higher costs associated with a key project. Operating ratio continues to be expected below 59%.

Previous Developments

•
On April 20, 2016, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 6.91 million of its Common Shares, which received Toronto Stock Exchange ("TSX") approval on April 28, 2016. As at September 30, 2016, the Company had repurchased the maximum number of shares for total consideration of $1,210 million, including brokerage fees.

•	Also on April 20, 2016, CP announced an increase to the Company's quarterly dividend to $0.50 per share from $0.35 per share.

•	On April 20, 2016, the Company announced that Mr. Robert Johnson was appointed Executive Vice-President, Operations.

•	On July 19, 2016, Dr. Anthony R. Melman resigned as a member of the Company’s Board of Directors.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2016	2015(1)	% Change	2016	2015(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	59,899	65,273	(8)	179,272	197,226	(9)
Train miles (thousands)	7,214	8,426	(14)	22,359	25,670	(13)
Average train weight – excluding local traffic (tons)	8,915	8,322	7	8,646	8,252	5
Average train length – excluding local traffic (feet)	7,418	6,944	7	7,262	6,902	5
Average terminal dwell (hours)	6.9	6.6	5	6.8	7.3	(7)
Average train speed (mph)	23.9	22.2	8	23.8	21.1	13
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.936	0.948	(1)	0.971	0.996	(3)
Total employees (average)	11,750	13,709	(14)	12,175	14,089	(14)
Total employees (end of period)	11,773	13,530	(13)	11,773	13,530	(13)
Workforce (end of period)	11,827	13,601	(13)	11,827	13,601	(13)
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.94	1.87	4	1.56	1.79	(13)
FRA train accidents per million train miles	1.00	1.08	(7)	0.85	1.30	(35)
(1) Certain figures have been revised to conform with current presentation or have been updated to reflect new information.

Operations Performance

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

•
GTMs are defined as the movement of total train weight over a distance of one mile. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for the third quarter of 2016 were 59,899 million, a decrease of 8% compared with 65,273 million in the same period of 2015. This decrease was primarily due to lower volumes in the Crude and Canadian Grain lines of business.

•
Train miles decreased by 14% for the third quarter of 2016 compared to the same period of 2015. This reflects the impact of lower volumes and continuous improvements in operating efficiency from longer, heavier trains.

•
The average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased by 7% for the third quarter of 2016 compared to the same period of 2015. This increase was due to improvements made in operating plan efficiency.

•
The average train length is defined as the sum of each car length multiplied by the distance traveled, divided by train miles. Local trains are excluded from this measure. Average train length increased by 7% for the third quarter of 2016 compared to the same period of 2015. Similar to benefits to the average train weight, this was also due to improvements made in operating plan efficiency.

•
The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving in the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell increased by 5% in the third quarter of 2016 compared to the same period of 2015. This increase was primarily due to time to assemble longer, heavier trains as a result of lower volumes.

•
The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles traveled by the total train hours operated. This calculation does not include delay time related to customer or foreign railways and excludes the time and distance traveled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed increased by 8% in the third quarter of 2016 compared to the same period of 2015. This favourable increase was primarily due to improved train design and operating plan execution.

•
Fuel efficiency improved by 1% in the third quarter of 2016 compared to the same period of 2015. Improvements in fuel efficiency were a result of increased locomotive productivity, operational fluidity and execution of the Company's fuel conservation strategies.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

•
GTMs for the first nine months of 2016 were 179,272 million, a decrease of 9% compared with 197,226 million in the same period of 2015. This decrease was primarily due to a drop in volumes in the Crude, Potash, and Canadian Grain lines of business.

•
Train miles decreased by 13% for the first nine months of 2016 compared to the same period of 2015. This reflects the impact of lower volumes and continuous improvements in operating efficiency from longer, heavier trains.

•	Average train weight increased by 5% for the first nine months of 2016 compared to the same period of 2015. This increase was due to improvements made in operating plan efficiency.

•	Average train length increased by 5% for the first nine months of 2016 from the same period of 2015. This favourable increase was also due to improvements made in operating plan efficiency.

•
Average terminal dwell decreased by 7% in the first nine months of 2016 compared to the same period of 2015. This favourable decrease was primarily due to continued improvements in yard operating performance.

•
Average train speed increased by 13% in the first nine months of 2016 compared to the same period of 2015. This favourable increase was primarily due to improved train design and operating plan execution.

•
Fuel efficiency improved by 3% in the first nine months of 2016 compared to the same period of 2015. Improvements in fuel efficiency were a result of increased locomotive productivity, operational fluidity and execution of the Company's fuel conservation strategies.

Total Employees and Workforce

An employee is defined by the Company as an individual currently engaged in full-time or part-time employment with CP. Employees could be engaged in a full-time, part-time or seasonal capacity. The average number of total employees decreased by 14% and 14% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. This reduction was primarily due to lower volumes, improved operational efficiency and natural attrition.

The Company's workforce is defined as total employees, plus contractors and consultants. The Company's reduction of total workforce during 2016 has been consistent with the reduction in the number of total employees. As at September 30, 2016, the total workforce was 11,827, a decrease of 1,072 or 8%, when compared to 12,899 as at December 31, 2015. As at September 30, 2016, the total workforce decreased by 1,774 or 13% compared to 13,601 as at September 30, 2015.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injury rate per 200,000 employee-hours is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injury rate per 200,000 employee-hours for CP was 1.94 in the third quarter of 2016, up from 1.87 in the same period of 2015. For the first nine months of 2016, the FRA personal injury rate per 200,000 employee-hours for CP was 1.56, down from 1.79 in the same period of 2015. The FRA train accidents per million train miles was 1.00 in the third quarter of 2016, a decrease from 1.08 in the same period of 2015. For the first nine months of 2016, FRA train accidents per million train miles was 0.85, a decrease from 1.30 in the same period of 2015.

Financial Highlights

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2016	2015	2016	2015
Financial Performance
Revenues	$1,554	$1,709	$4,595	$5,025
Operating income	657	753	1,861	2,011
Adjusted operating income(1)	657	685	1,861	1,943
Net income	347	323	1,215	1,033
Adjusted income(1)	405	427	1,101	1,206
Basic earnings per share	2.35	2.05	8.06	6.37
Diluted earnings per share	2.34	2.04	8.02	6.32
Adjusted diluted earnings per share(1)	2.73	2.69	7.26	7.39
Dividends declared per share	0.50	0.35	1.35	1.05
Cash provided by operating activities	591	696	1,321	1,836
Free cash(1)	240	494	306	979
Operating ratio(2)	57.7%	55.9%	59.5%	60.0%
Adjusted operating ratio(1)	57.7%	59.9%	59.5%	61.3%
	As at September 30, 2016		As at December 31, 2015
Financial Position
Total assets	$19,421		$19,637
Total long-term obligations(3)	8,563		9,012
Shareholders’ equity	4,669		4,796
	For the twelve months ended September 30
	2016		2015
Financial Ratios
Return on invested capital ("ROIC")(1)	14.3%		14.1%
Adjusted ROIC(1)	14.2%		15.6%

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

(3) Excludes deferred income taxes: $3,591 million and $3,391 million; and other non-financial deferred liabilities of $961 million and $991 million at September 30, 2016 and December 31, 2015, respectively.

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Income

Operating income was $657 million in the third quarter of 2016, a decrease of $96 million, or 13%, from $753 million in the same period of 2015. This decrease was primarily due to a $68 million gain on disposition of D&H South in 2015, and lower volumes in 2016. This decrease in operating income was partially offset by efficiencies generated from improved operating performance and asset utilization, and higher defined benefit pension plan income of $32 million.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $657 million in the third quarter of 2016, a decrease of $28 million, or 4%, from $685 million in the same period of 2015. This decrease was primarily due to the same factors discussed above for the decrease in Operating income, except that Adjusted operating income for 2015 excluded the gain on disposition of D&H South.

Net income was $347 million in the third quarter of 2016, an increase of $24 million, or 7%, from $323 million in the same period of 2015. This increase was primarily due to a smaller unfavourable impact of FX translation on U.S. dollar-denominated debt and a decrease in income tax expense due to lower taxable earnings along with a lower effective tax rate, compared to 2015. This increase was partially offset by lower Operating income and higher interest expense on new debt issued in 2015.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $405 million in the third quarter of 2016, a decrease of $22 million, or 5%, from $427 million in the same period of 2015. This decrease was primarily due to lower Adjusted operating income.

Diluted Earnings per Share

Diluted earnings per share was $2.34 in the third quarter of 2016, an increase of $0.30, or 15% from $2.04 in the same period of 2015. This increase was primarily due to higher Net income and lower average outstanding shares due to the Company’s share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2.73 in the third quarter of 2016, an increase of $0.04, or 1%, from $2.69 in the same period of 2015. This increase was primarily due to lower average outstanding shares due to the Company’s share repurchase program, partially offset by lower Adjusted income.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 57.7% in the third quarter of 2016, 180 basis points higher from 55.9% in the same period of 2015. This increase was primarily due to the gain on disposition of D&H South in 2015.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was 57.7% in the third quarter of 2016, a 220 basis point improvement from 59.9% in the same period of 2015. This improvement was primarily due to efficiencies generated from improved operating performance and asset utilization, and higher defined benefit pension plan income, partially offset by lower volumes. The Adjusted operating ratio excluded the gain on disposition of D&H South recorded in 2015.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 14.3% for the twelve months ended September 30, 2016, a 20 basis point increase compared to 14.1% for the twelve months ended September 30, 2015. This increase was largely due to higher income, partially offset by the issuance of commercial paper in 2016. Adjusted ROIC was 14.2% for the twelve months ended September 30, 2016, a 140 basis point decrease compared to 15.6% for the twelve months ended September 30, 2015. This decrease was largely due to lower Adjusted income and the issuance of commercial paper in 2016. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Income

Operating income was $1,861 million in the first nine months of 2016, a decrease of $150 million, or 7%, from $2,011 million in the same period of 2015. This decrease was primarily due to lower volumes and to a $68 million gain on disposition of D&H South in 2015. This decrease was partially offset by:

•	efficiencies generated from improved operating performance and asset utilization;

•	higher defined benefit pension plan income of $88 million; and

•	the favourable impact of the change in FX of $70 million.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $1,861 million in the first nine months of 2016, a decrease of $82 million, or 4%, from $1,943 million in the same period of 2015. This decrease was primarily due to the same factors discussed above for the decrease in Operating income, except that Adjusted operating income excluded the gain on disposition of D&H South recorded in the third quarter of 2015.

Net income was $1,215 million in the first nine months of 2016, an increase of $182 million, or 18%, from $1,033 million in the same period of 2015. This increase was primarily due to the favourable impact of FX translation on U.S. dollar-denominated debt and a decrease in Income tax expense due to lower taxable earnings along with lower effective tax rate compared to 2015. This increase was partially offset by lower operating income and higher interest expense on new debt issued in 2015.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $1,101 million in the first nine months of 2016, a decrease of $105 million, or 9%, from $1,206 million in the same period of 2015. This decrease was due to lower Adjusted operating income and higher interest expense on new debt issued in 2015.

Diluted Earnings per Share

Diluted earnings per share was $8.02 in the first nine months of 2016, an increase of $1.70, or 27% from $6.32 in the same period of 2015. This increase was primarily due to higher Net income and lower average outstanding shares due to the Company’s share repurchase program.

Adjusted diluted EPS was $7.26 in the first nine months of 2016, a decrease of $0.13, or 2%, from $7.39 in the same period of 2015. This decrease was primarily due to lower Adjusted income, partially offset by lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 59.5% in the first nine months of 2016, a 50 basis point improvement compared to the same period of 2015. Adjusted operating ratio was 59.5% in the first nine months of 2016, a 180 basis point improvement from 61.3% in the same period of 2015. These improvements were primarily due to efficiencies generated from improved operating performance and asset utilization, and higher defined benefit pension plan income, partially offset by lower volumes. The Adjusted operating ratio excluded the gain on disposition of D&H South recorded in the third quarter of 2015.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. The following tables indicate the average and periodic exchange rates when converting U.S. dollars to Canadian dollars for the three and nine months ended September 30, 2016 and the comparative periods in 2015.

Canadian to U.S. dollar
Average exchange rates	2016	2015
For the three months ended – September 30	$1.30	$1.31
For the nine months ended – September 30	$1.32	$1.26

Canadian to U.S. dollar
Exchange rates	2016	2015
Beginning of year – January 1	$1.38	$1.16
Beginning of quarter – July 1	$1.29	$1.25
End of quarter – September 30	$1.31	$1.33

In the third quarter of 2016, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $2 million and a decrease in total operating expenses of $1 million from the same period in 2015. There was no impact on net interest expense.

In the first nine months of 2016, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $146 million, an increase in total operating expenses of $76 million and an increase in interest expense of $10 million from the same period in 2015.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Exchange Risk.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings. The following table indicates the average fuel price for the three and nine months ended September 30, 2016 and the comparative periods in 2015.

Average Fuel Price
(U.S. dollars per U.S. gallon)	2016	2015
For the three months ended – September 30	$1.90	$2.00
For the nine months ended – September 30	$1.74	$2.21

In the third quarter of 2016, the impact of lower fuel prices resulted in a decrease in total revenues of $30 million and a decrease in total operating expenses of $8 million from the same period in 2015.

Similarly, in the first nine months of 2016, the impact of lower fuel prices resulted in a decrease in total revenues of $165 million and a decrease in total operating expenses of $108 million from the same period in 2015. The wildfires in northern Alberta negatively impacted fuel input costs by an estimated $9 million without triggering a commensurate offsetting impact to benchmark fuel recovery prices during the second quarter of 2016.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are fair valued. The following tables indicate the opening and closing CP Common Share Price on the TSX and the New York Stock Exchange for the three and nine months ended September 30, 2016 and the comparative periods in 2015.

CP Common Share Price
Toronto Stock Exchange (in Canadian dollars)	2016	2015
Opening Common Share Price, as at January 1	$176.73	$223.75
Ending Common Share Price, as at June 30	$166.33	$200.02
Ending Common Share Price, as at September 30	$200.19	$191.54
Change in Common Share Price for the three months ended September 30	$33.86	$(8.48)
Change in Common Share Price for the nine months ended September 30	$23.46	$(32.21)

CP Common Share Price
New York Stock Exchange (in U.S. dollars)	2016	2015
Opening Common Share Price, as at January 1	$127.60	$192.69
Ending Common Share Price, as at June 30	$128.79	$160.23
Ending Common Share Price, as at September 30	$152.70	$143.57
Change in Common Share Price for the three months ended September 30	$23.91	$(16.66)
Change in Common Share Price for the nine months ended September 30	$25.10	$(49.12)

In the third quarter of 2016, the impact of the change in Common Share price resulted in an increase in stock-based compensation expense of $18 million compared to a decrease of $8 million in the same period in 2015.

In the first nine months of 2016, the impact of the change in Common Share price resulted in an increase in stock-based compensation expense of $14 million compared to a decrease of $26 million in the same period in 2015.

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

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,510	$1,667	$(157)	(9)	(9)
Non-freight revenues (in millions)	44	42	2	5	5
Total revenues (in millions)	$1,554	$1,709	$(155)	(9)	(9)
Carloads (in thousands)	649	669	(20)	(3)	N/A
Revenue ton-miles (in millions)	33,915	36,138	(2,223)	(6)	N/A
Freight revenue per carload (dollars)	$2,328	$2,493	$(165)	(7)
Freight revenue per revenue ton-miles (cents)	4.45	4.61	(0.16)	(3)
(1) Freight revenues include fuel surcharge revenues of $36 million in 2016, and $70 million in 2015.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

•
Freight revenues were $1,510 million in the third quarter of 2016, a decrease of $157 million, or 9% from $1,667 million in the same period of 2015. This decrease was primarily due to a decline in volumes for certain lines of business and the impact of lower fuel prices on fuel surcharge revenue.

•
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the third quarter of 2016 were 33,915 million, a decrease of 6% compared with 36,138 million in the same period of 2015. This decrease was mainly attributable to Crude and Canadian Grain. These volume decreases were partially offset by increases in Coal, U.S. Grain, and International Intermodal.

•
Non-freight revenues were $44 million in the third quarter of 2016, an increase of $2 million, or 5% from $42 million in the same period of 2015. This increase was primarily due to higher transload revenues following the acquisition of Steelcare Inc. near the end of the third quarter of 2015.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$4,464	$4,907	$(443)	(9)	(12)
Non-freight revenues (in millions)	131	118	13	11	10
Total revenues (in millions)	$4,595	$5,025	$(430)	(9)	(11)
Carloads (in thousands)	1,877	1,979	(102)	(5)	N/A
Revenue ton-miles (in millions)	100,341	108,482	(8,141)	(8)	N/A
Freight revenue per carload (dollars)	$2,379	$2,480	$(101)	(4)
Freight revenue per revenue ton-miles (cents)	4.45	4.52	(0.07)	(2)
(1) Freight revenues include fuel surcharge revenues of $77 million in 2016, and $246 million in 2015.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

•
Freight revenues were $4,464 million in the first nine months of 2016, a decrease of $443 million, or 9% from $4,907 million in the same period of 2015. This decrease was primarily due to an overall decline in volumes and the impact of lower fuel prices on fuel surcharge revenue. The favourable impact of the change in FX partially offset this decrease.

•
RTMs for the first nine months of 2016 were 100,341 million, a decrease of 8% compared with 108,482 million in the same period of 2015. This decrease was mainly attributable to decreased shipments of Crude, Potash, Canadian Grain, and Metals, Minerals and Consumer Products. These volume decreases were partially offset by increased shipments of International Intermodal, Forest Products and Chemicals and Plastics.

•
Non-freight revenues were $131 million in the first nine months of 2016, an increase of $13 million, or 11% from $118 million in the same period of 2015. This increase was primarily due to higher transload revenue following the acquisition of Steelcare Inc. near the end of the third quarter of 2015, and from higher logistic services and leasing revenues.

Lines of Business

Canadian Grain

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$222	$261	$(39)	(15)	(15)
Carloads (in thousands)	65	72	(7)	(10)	N/A
Revenue ton-miles (in millions)	6,017	6,639	(622)	(9)	N/A
Freight revenue per carload (dollars)	$3,435	$3,613	$(178)	(5)
Freight revenue per revenue ton-mile (cents)	3.71	3.93	(0.22)	(6)

Canadian grain revenue was $222 million in the third quarter of 2016, a decrease of $39 million, or 15% from $261 million in the same period of 2015. This decrease was mainly attributable to a decline in volumes as a result of wet weather conditions that delayed the harvest of the 2016/2017 crop, as well as lower freight rates consistent with the Maximum Revenue Entitlement for Canadian regulated grain for the crop year 2015/2016.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$677	$772	$(95)	(12)	(14)
Carloads (in thousands)	195	205	(10)	(5)	N/A
Revenue ton-miles (in millions)	18,685	19,666	(981)	(5)	N/A
Freight revenue per carload (dollars)	$3,487	$3,767	$(280)	(7)
Freight revenue per revenue ton-mile (cents)	3.63	3.93	(0.30)	(8)

Canadian grain revenue was $677 million in the first nine months of 2016, a decrease of $95 million, or 12% from $772 million in the same period of 2015. This decrease was primarily due to lower freight rates that reflect the decrease in the Maximum Revenue Entitlement for Canadian regulated grain in the crop year 2015/2016, and a decline in volumes due to lower available supply. This decrease was partially offset by the favourable impact of the change in FX.

U.S. Grain

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$150	$148	$2	1	1
Carloads (in thousands)	49	44	5	11	N/A
Revenue ton-miles (in millions)	3,163	2,727	436	16	N/A
Freight revenue per carload (dollars)	$3,077	$3,413	$(336)	(10)
Freight revenue per revenue ton-mile (cents)	4.74	5.43	(0.69)	(13)

U.S. grain revenue was $150 million in the third quarter of 2016, an increase of $2 million, or 1% from $148 million in the same period of 2015. This increase was the result of increased shipments of mostly corn and soybeans, partially offset by lower average freight revenue per revenue ton-mile. The decrease in average freight revenue per revenue per ton-mile is primarily due to the increased length of haul as export grain represented a greater proportion of U.S. grain shipments and the impact of lower fuel prices on fuel surcharge revenue.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$364	$391	$(27)	(7)	(12)
Carloads (in thousands)	118	117	1	1	N/A
Revenue ton-miles (in millions)	7,719	7,855	(136)	(2)	N/A
Freight revenue per carload (dollars)	$3,096	$3,347	$(251)	(7)
Freight revenue per revenue ton-mile (cents)	4.72	4.98	(0.26)	(5)

U.S. grain revenue was $364 million in the first nine months of 2016, a decrease of $27 million, or 7% from $391 million in the same period of 2015. The decrease was primarily due to a decrease in average freight revenue per revenue ton-mile, as a result of a change in the mix of commodities being shipped, and the impact of lower fuel prices on fuel surcharge revenue. The favourable impact of the change in FX partially offset this decrease.

Coal

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$160	$163	$(3)	(2)	(2)
Carloads (in thousands)	80	79	1	1	N/A
Revenue ton-miles (in millions)	5,798	5,316	482	9	N/A
Freight revenue per carload (dollars)	$2,007	$2,057	$(50)	(2)
Freight revenue per revenue ton-mile (cents)	2.77	3.07	(0.30)	(10)

Coal revenue was $160 million in the third quarter of 2016, a decrease of $3 million, or 2% from $163 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenue as a result of lower fuel prices, and lower average freight revenue per revenue ton-mile, partially offset by increased shipments of export metallurgical coal.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$454	$490	$(36)	(7)	(8)
Carloads (in thousands)	227	245	(18)	(7)	N/A
Revenue ton-miles (in millions)	16,540	16,914	(374)	(2)	N/A
Freight revenue per carload (dollars)	$2,003	$1,997	$6	—
Freight revenue per revenue ton-mile (cents)	2.75	2.89	(0.14)	(5)

Coal revenue was $454 million in the first nine months of 2016, a decrease of $36 million, or 7% from $490 million in the same period of 2015. This decrease was primarily due to decline in volumes of U.S. thermal coal and the impact of lower fuel prices on fuel surcharge revenue. The favourable impact of the change in FX partially offset this decrease.

Potash

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$81	$82	$(1)	(1)	(1)
Carloads (in thousands)	29	29	—	—	N/A
Revenue ton-miles (in millions)	3,651	3,569	82	2	N/A
Freight revenue per carload (dollars)	$2,782	$2,816	$(34)	(1)
Freight revenue per revenue ton-mile (cents)	2.21	2.29	(0.08)	(3)

Potash revenue was $81 million in the third quarter of 2016, a decrease of $1 million, or 1% from $82 million in the same period of 2015. This decrease was primarily due to the impact of lower fuel prices on fuel surcharge revenue.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$242	$281	$(39)	(14)	(16)
Carloads (in thousands)	84	97	(13)	(13)	N/A
Revenue ton-miles (in millions)	10,333	11,758	(1,425)	(12)	N/A
Freight revenue per carload (dollars)	$2,878	$2,898	$(20)	(1)
Freight revenue per revenue ton-mile (cents)	2.35	2.39	(0.04)	(2)

Potash revenue was $242 million in the first nine months of 2016, a decrease of $39 million, or 14% from $281 million in the same period of 2015. This decrease was primarily due to a decline in export potash volumes and lower fuel surcharge revenue as a result of lower fuel prices, partially offset by the favourable impact of the change in FX.

Fertilizers and Sulphur

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$64	$62	$2	3	5
Carloads (in thousands)	14	14	—	—	N/A
Revenue ton-miles (in millions)	958	973	(15)	(2)	N/A
Freight revenue per carload (dollars)	$4,476	$4,265	$211	5
Freight revenue per revenue ton-mile (cents)	6.68	6.38	0.30	5

Fertilizers and sulphur revenue was $64 million in the third quarter of 2016, an increase of $2 million from $62 million in the same period of 2015. This increase was primarily due to an increase in average freight rates, partially offset by lower fuel surcharge revenue as a result of lower fuel prices.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$218	$200	$18	9	5
Carloads (in thousands)	45	46	(1)	(2)	N/A
Revenue ton-miles (in millions)	3,144	3,023	121	4	N/A
Freight revenue per carload (dollars)	$4,825	$4,344	$481	11
Freight revenue per revenue ton-mile (cents)	6.93	6.62	0.31	5

Fertilizers and sulphur revenue was $218 million in the first nine months of 2016, an increase of $18 million, or 9% from $200 million in the same period of 2015. This increase was due to higher fertilizer shipments and the favourable impact of the change in FX, partially offset by lower fuel surcharge revenue as a result of lower fuel prices.

Forest Products

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$71	$66	$5	8	8
Carloads (in thousands)	17	16	1	6	N/A
Revenue ton-miles (in millions)	1,217	1,083	134	12	N/A
Freight revenue per carload (dollars)	$4,211	$4,113	$98	2
Freight revenue per revenue ton-mile (cents)	5.86	6.07	(0.21)	(3)

Forest products revenue was $71 million in the third quarter of 2016, an increase of $5 million, or 8% from $66 million in the same period of 2015. This increase was primarily due to higher volumes, particularly of lumber and panel products, partially offset by lower fuel surcharge revenue as a result of lower fuel prices.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$212	$184	$28	15	11
Carloads (in thousands)	51	46	5	11	N/A
Revenue ton-miles (in millions)	3,619	3,163	456	14	N/A
Freight revenue per carload (dollars)	$4,160	$3,960	$200	5
Freight revenue per revenue ton-mile (cents)	5.87	5.82	0.05	1

Forest products revenue was $212 million in the first nine months of 2016, an increase of $28 million, or 15% from $184 million in the same period of 2015. This increase was due to higher volumes, particularly of lumber and panel products and the favourable impact of the change in FX. Lower fuel surcharge revenue as a result of lower fuel prices partially offset this increase.

Chemicals and Plastics

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$174	$173	$1	1	1
Carloads (in thousands)	53	50	3	6	N/A
Revenue ton-miles (in millions)	3,547	3,227	320	10	N/A
Freight revenue per carload (dollars)	$3,306	$3,479	$(173)	(5)
Freight revenue per revenue ton-mile (cents)	4.92	5.37	(0.45)	(8)

Chemicals and plastics revenue was $174 million in the third quarter of 2016, an increase of $1 million, or 1% from $173 million in the same period of 2015. This increase was primarily due to higher volumes. This increase was partially offset by the impact of lower fuel prices on fuel surcharge revenue, and lower average freight revenue per revenue ton-mile due to fewer liquefied petroleum gas product shipments.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$530	$522	$8	2	(3)
Carloads (in thousands)	156	152	4	3	N/A
Revenue ton-miles (in millions)	10,557	10,220	337	3	N/A
Freight revenue per carload (dollars)	$3,396	$3,444	$(48)	(1)
Freight revenue per revenue ton-mile (cents)	5.03	5.11	(0.08)	(2)

Chemicals and plastics revenue was $530 million in the first nine months of 2016, an increase of $8 million, or 2% from $522 million in the same period of 2015. This increase was primarily due to the favourable impact of the change in FX and higher volumes. This increase was partially offset by the impact of lower fuel prices on fuel surcharge revenue, and lower average freight revenue per revenue ton-mile due to fewer liquefied petroleum gas product shipments.

Crude

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$13	$109	$(96)	(88)	(88)
Carloads (in thousands)	5	25	(20)	(80)	N/A
Revenue ton-miles (in millions)	424	3,703	(3,279)	(89)	N/A
Freight revenue per carload (dollars)	$2,732	$4,281	$(1,549)	(36)
Freight revenue per revenue ton-mile (cents)	3.01	2.92	0.09	3

Crude revenue was $13 million in the third quarter of 2016, a decrease of $96 million, or 88% from $109 million in the same period of 2015. This decrease was primarily due to a decline in volumes as a result of the fall in crude oil prices and an increase in available pipeline capacity, as well as lower fuel surcharge revenue as a result of lower fuel prices. Freight revenue per carload also declined due to a reduction in length of haul following a significant reduction in traffic destined to the north-east U.S. and lower fuel surcharge revenue as a result of lower fuel prices. Freight revenue per revenue ton-mile increased primarily due to the reduction in average length of haul, offset in part by lower fuel surcharge revenues.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$108	$288	$(180)	(63)	(64)
Carloads (in thousands)	29	66	(37)	(56)	N/A
Revenue ton-miles (in millions)	3,738	9,531	(5,793)	(61)	N/A
Freight revenue per carload (dollars)	$3,719	$4,357	$(638)	(15)
Freight revenue per revenue ton-mile (cents)	2.88	3.02	(0.14)	(5)

Crude revenue was $108 million in the first nine months of 2016, a decrease of $180 million, or 63% from $288 million in the same period of 2015. This decrease was primarily due to a decline in volumes as a result of the fall in crude oil prices and an increase in available pipeline capacity, as well as lower fuel surcharge revenue as a result of lower fuel prices. The favourable impact of the change in FX partially offset this decrease.

Metals, Minerals and Consumer Products

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	Total Change
Freight revenues (in millions)	$142	$173	$(31)	(18)	(18)
Carloads (in thousands)	50	58	(8)	(14)	N/A
Revenue ton-miles (in millions)	2,171	2,451	(280)	(11)	N/A
Freight revenue per carload (dollars)	$2,821	$3,026	$(205)	(7)
Freight revenue per revenue ton-mile (cents)	6.53	7.08	(0.55)	(8)

Metals, minerals and consumer products revenue was $142 million in the third quarter of 2016, a decrease of $31 million, or 18% from $173 million in the same period of 2015. This decrease was primarily due to a decline in shipments of steel products and waste products, and reduced fuel surcharge revenue as a result of lower fuel prices. The decrease in average freight revenue per revenue per ton-mile is primarily due to a change in mix of commodities.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$415	$492	$(77)	(16)	(19)
Carloads (in thousands)	145	167	(22)	(13)	N/A
Revenue ton-miles (in millions)	6,067	6,906	(839)	(12)	N/A
Freight revenue per carload (dollars)	$2,862	$2,951	$(89)	(3)
Freight revenue per revenue ton-mile (cents)	6.83	7.13	(0.30)	(4)

Metals, minerals and consumer products revenue was $415 million in the first nine months of 2016, a decrease of $77 million, or 16% from $492 million in the same period of 2015. This decrease was primarily due to a decline in shipments of steel, sand and aggregates products, and reduced fuel surcharge revenue as a result of lower fuel prices. The favourable impact of the change in FX partially offset this decrease. The decrease in average freight revenue per revenue per ton-mile is primarily due to a change in mix of commodities.

Automotive

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$86	$87	$(1)	(1)	(1)
Carloads (in thousands)	29	32	(3)	(9)	N/A
Revenue ton-miles (in millions)	393	424	(31)	(7)	N/A
Freight revenue per carload (dollars)	$2,985	$2,719	$266	10
Freight revenue per revenue ton-mile (cents)	21.91	20.64	1.27	6

Automotive revenue was $86 million in the third quarter of 2016, a decrease of $1 million, or 1% from $87 million in the same period of 2015. This decrease was primarily due to declines in volume, and reduced fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by an increase in the average freight rate.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$270	$260	$10	4	—
Carloads (in thousands)	97	98	(1)	(1)	N/A
Revenue ton-miles (in millions)	1,305	1,339	(34)	(3)	N/A
Freight revenue per carload (dollars)	$2,777	$2,646	$131	5
Freight revenue per revenue ton-mile (cents)	20.68	19.44	1.24	6

Automotive revenue was $270 million in the first nine months of 2016, an increase of $10 million, or 4% from $260 million in the same period of 2015. This increase was primarily due to increased average freight rate, and the favourable impact of the change in FX. This increase was partially offset by lower volumes and reduced fuel surcharge revenue as a result of lower fuel prices.

Domestic Intermodal

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$186	$189	$(3)	(2)	(2)
Carloads (in thousands)	113	105	8	8	N/A
Revenue ton-miles (in millions)	3,089	3,027	62	2	N/A
Freight revenue per carload (dollars)	$1,659	$1,795	$(136)	(8)
Freight revenue per revenue ton-mile (cents)	6.03	6.24	(0.21)	(3)

Domestic intermodal revenue was $186 million in the third quarter of 2016, a decrease of $3 million, or 2% from $189 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenues as a result of lower fuel prices and lower average freight revenue per revenue ton-mile due to fewer shipments using temperature controlled equipment. This decrease was partially offset by higher volumes.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$534	$575	$(41)	(7)	(8)
Carloads (in thousands)	317	314	3	1	N/A
Revenue ton-miles (in millions)	8,932	9,114	(182)	(2)	N/A
Freight revenue per carload (dollars)	$1,686	$1,833	$(147)	(8)
Freight revenue per revenue ton-mile (cents)	5.98	6.31	(0.33)	(5)

Domestic intermodal revenue was $534 million in the first nine months of 2016, a decrease of $41 million, or 7% from $575 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenue as a result of lower fuel prices and lower average freight revenue per revenue ton-mile due to fewer shipments using temperature controlled equipment. This decrease was partially offset by the favourable impact of the change in FX.

International Intermodal

			2016 vs. 2015
For the three months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$161	$154	$7	5	5
Carloads (in thousands)	145	145	—	—	N/A
Revenue ton-miles (in millions)	3,487	2,999	488	16	N/A
Freight revenue per carload (dollars)	$1,106	$1,067	$39	4
Freight revenue per revenue ton-mile (cents)	4.61	5.14	(0.53)	(10)

International intermodal revenue was $161 million in the third quarter of 2016, an increase of $7 million, or 5% from $154 million in the same period of 2015. This increase was primarily due to increased revenue ton-miles due to longer haul shipments through the Port of Vancouver. This decrease was partially offset by lower fuel surcharge revenue as a result of lower fuel prices. The decrease in freight revenue per revenue ton-mile was primarily due to fewer revenue generating moves of empty customer containers.

			2016 vs. 2015
For the nine months ended September 30	2016	2015	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$440	$452	$(12)	(3)	(5)
Carloads (in thousands)	413	426	(13)	(3)	N/A
Revenue ton-miles (in millions)	9,702	8,993	709	8	N/A
Freight revenue per carload (dollars)	$1,065	$1,061	$4	—
Freight revenue per revenue ton-mile (cents)	4.54	5.02	(0.48)	(10)

International intermodal revenue was $440 million in the first nine months of 2016, a decrease of $12 million, or 3% from $452 million in the same period of 2015. This decrease was primarily due to lower fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by the favourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile was primarily due to fewer revenue generating moves of empty customer containers. The increase in revenue ton-miles was due to longer haul shipments through the Port of Vancouver.

Operating Expenses

			2016 vs. 2015
For the three months ended September 30 (in millions)	2016	2015	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$294	$352	$(58)	(16)	(16)
Fuel	138	162	(24)	(15)	(15)
Materials	39	47	(8)	(17)	(17)
Equipment rents	43	42	1	2	2
Depreciation and amortization	155	149	6	4	4
Purchased services and other	228	272	(44)	(16)	(16)
Gain on sale of Delaware & Hudson South	—	(68)	68	(100)	(100)
Total operating expenses	$897	$956	$(59)	(6)	(6)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $897 million in the third quarter of 2016, a decrease of $59 million, or 6%, from $956 million in the same period of 2015. This decrease was primarily due to:

•	efficiencies generated from improved operating performance and asset utilization;

•	lower volume variable expenses; and

•	higher defined benefit pension plan income of $32 million.

This decrease was partially offset by the impact of the gain on sale of D&H South in 2015 and by wage and benefit inflation of approximately 3%.

			2016 vs. 2015
For the nine months ended September 30 (in millions)	2016	2015	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$907	$1,038	$(131)	(13)	(14)
Fuel	394	542	(148)	(27)	(31)
Materials	133	144	(11)	(8)	(10)
Equipment rents	132	130	2	2	(2)
Depreciation and amortization	478	440	38	9	7
Purchased services and other	690	788	(98)	(12)	(15)
Gain on sale of D&H South	—	(68)	$68	(100)	(100)
Total operating expenses	$2,734	$3,014	$(280)	(9)	(12)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $2,734 million in the first nine months of 2016, a decrease of $280 million, or 9%, from $3,014 million in the same period of 2015. This decrease was primarily due to:

•	efficiencies generated from improved operating performance and asset utilization;

•	the favourable impact of $108 million from lower fuel prices;

•	lower volume variable expenses; and

•	higher defined benefit pension plan income of $88 million.

This decrease was partially offset by the unfavourable impact of the change in FX of $76 million and by the gain on sale of D&H South in 2015.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $294 million in the third quarter of 2016, a decrease of $58 million, or 16%, from $352 million in the same period of 2015. This decrease was primarily due to fewer employees and higher defined benefit pension plan income of $32 million. This decrease was partially offset by the impact of wage and benefit inflation of approximately 3%.

Compensation and benefits expense was $907 million in the first nine months of 2016, a decrease of $131 million, or 13%, from $1,038 million in the same period of 2015. This decrease was primarily due to fewer employees and higher defined benefit pension plan income of $88 million. This decrease was partially offset by the impact of wage and benefit inflation of approximately 3% and the unfavourable impact of the change in FX of $18 million.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $138 million in the third quarter of 2016, a decrease of $24 million, or 15%, from $162 million in the same period of 2015. This decrease was primarily due to:

•	a reduction in workload, as measured by GTMs;

•	the favourable impact of $8 million from lower fuel prices; and

•	improvements in fuel efficiency of approximately 1%.

Fuel expense was $394 million in the first nine months of 2016, a decrease of $148 million, or 27%, from $542 million in the same period of 2015. This decrease was primarily due to:

•	the favourable impact of $108 million from lower fuel prices;

•	a reduction in workload, as measured by GTMs; and

•	improvements in fuel efficiency of approximately 3%.

This decrease was partially offset by the unfavourable impact of the change in FX of $25 million.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car and building maintenance and software sustainment. Materials expense was $39 million in the third quarter of 2016, a decrease of $8 million, or 17%, from $47 million in the same period of 2015. This decrease was primarily due to lower volumes.

Materials expense was $133 million in the first nine months of 2016, a decrease of $11 million, or 8%, from $144 million in the same period of 2015. This decrease was primarily due to lower volumes, partially offset by the unfavourable impact of the change in FX of $3 million.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $43 million in the third quarter of 2016, an increase of $1 million or 2% from $42 million in the same period of 2015. This increase was primarily due to lower rental income due to the return of subleased freight cars.

Equipment rents expense was $132 million in the first nine months of 2016, an increase of $2 million, or 2%, from $130 million in the same period of 2015. This increase was primarily due to the return of subleased locomotives and freight cars reducing rental income by $6 million and the unfavourable impact of the change in FX of $5 million. This increase was largely offset by the purchase or return of leased freight cars reducing rental expenses by $10 million.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $155 million in the third quarter of 2016, an increase of $6 million, or 4%, from $149 million in the same period of 2015. This increase was primarily due to a higher depreciable asset base.

Depreciation and amortization expense was $478 million in the first nine months of 2016, an increase of $38 million, or 9%, from $440 million in the same period of 2015. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $5 million.

Purchased Services and Other

			2016 vs. 2015
For the three months ended September 30 (in millions)	2016	2015	Total Change	% Change
Support and facilities	$73	$69	$4	6
Track and operations	44	70	(26)	(37)
Intermodal	44	46	(2)	(4)
Equipment	38	48	(10)	(21)
Casualty	15	10	5	50
Property taxes	29	26	3	12
Other	(10)	4	(14)	(350)
Land sales	(5)	(1)	(4)	400
Total Purchased services and other	$228	$272	$(44)	(16)

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $228 million in the third quarter of 2016, a decrease of $44 million, or 16%, from $272 million in the same period of 2015. This decrease was primarily due to:

•	a reduction in discontinuance costs for certain branch lines, reported in Other;

•	lower crew travel and accommodations costs, reported in Track and operations; and

•	lower third-party locomotive overhauls and maintenance costs, reported in Equipment.

This decrease was partially offset by higher casualty expenses of $5 million due to higher personal injuries costs and more costly mishaps, partially offset by lower loss and damages, reported in Casualty and higher property taxes of $3 million.

			2016 vs. 2015
For the nine months ended September 30 (in millions)	2016	2015	Total Change	% Change
Support and facilities	$230	$219	$11	5
Track and operations	156	195	(39)	(20)
Intermodal	133	139	(6)	(4)
Equipment	121	151	(30)	(20)
Casualty	49	54	(5)	(9)
Property taxes	88	79	9	11
Other	(26)	14	(40)	(286)
Land sales	(61)	(63)	2	(3)
Total Purchased services and other	$690	$788	$(98)	(12)

Purchased services and other expense was $690 million in the first nine months of 2016, a decrease of $98 million, or 12%, from $788 million in the same period of 2015. This decrease was primarily due to:

•	a $17 million gain on sale of surplus freight cars, and a reduction in discontinuance costs for certain branch lines, reported in Other;

•	lower third-party services cost, reported in Track and operations and Support and facilities;

•	lower crew travel and accommodations costs, reported in Track and operations;

•	lower third-party freight car and locomotive maintenance costs, reported in Equipment;

•	lower casualty expenses of $7 million (excluding an unfavourable FX impact of $2 million) as a result of lower personal injury costs and lower incident costs, reported in Casualty; and

•	lower intermodal expenses, reported in Intermodal.

This decrease was partially offset by the unfavourable impact of the change in FX of $20 million and higher property taxes of $8 million (excluding an unfavourable FX impact of $1 million).

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

•
In the first quarter of 2015, the Company recorded a gain of $31 million following the sale of a building after resolution of legal proceedings, and the Company sold various sections of land in eastern Canada for transit purposes, recognizing gains totaling $60 million.

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income and other non-operating expenditures. Other income and charges was an expense of $71 million in the third quarter of 2016, compared to an expense of $168 million in the same period of 2015, a change of $97 million. This change was primarily due to a smaller unfavourable impact of FX translation of $46 million on U.S. dollar-denominated long-term debt during the third quarter of 2016 compared to $128 million in the same period of 2015 and a $47 million premium charged upon early redemption of notes in the third quarter of 2015, partially offset by a legal settlement charge of $25 million in the third quarter of 2016. These items are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other income and charges was a gain of $119 million in the first nine months of 2016, compared to an expense of $236 million in the same period of 2015, a change of $355 million. This change was primarily due to a favourable impact of FX translation of $153 million on U.S. dollar-denominated debt in the first nine months of 2016, compared to an unfavourable FX impact of $182 million in the same period of 2015.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $116 million in the third quarter of 2016, an increase of $13 million, or 13%, from $103 million in the same period of 2015. This increase was primarily due to an additional $22 million of interest on new debt issued during the third quarter in 2015. This increase was partially offset by interest savings due to principal payments and higher capitalized interest.

Net interest expense was $355 million in the first nine months of 2016, an increase of $83 million, or 31%, from $272 million in the same period of 2015. This increase was primarily due to an additional $92 million of interest on new debt issued during the third quarter in 2015 and the unfavourable impact of the change in FX of $10 million. This increase was also partially offset by interest savings due to principal payments and higher capitalized interest.

Income Tax Expense

Income tax expense was $123 million in the third quarter of 2016, a decrease of $36 million, or 23%, from $159 million in the same period of 2015. Income tax expense was $410 million in the first nine months of 2016, a decrease of $60 million, or 13%, from $470 million in the same period of 2015. These decreases were due to lower taxable earnings along with a lower effective tax rate in 2016.

The estimated annualized effective tax rate for the third quarter of 2016 excluding discrete items (FX translation on U.S. dollar- denominated debt) was 25.17%, compared to 27.50% during the same period of 2015. For the first nine months of 2016, the estimated annualized effective tax rate was 26.50%, compared to 27.50% during the same period of 2015.

The effective tax rate including discrete items in the third quarter of 2016 was 26.23%, compared with 32.92% in the same period of 2015. The effective tax rate including discrete items is higher than the effective tax rate of 25.17% in the current period due to a tax recovery related to FX translation losses on U.S. dollar-denominated debt assessed at a significantly lower rate. The effective tax rate including discrete items in the prior period is higher than the effective tax rate of 27.50% during the third quarter of 2015 due to a tax expense related to the gain on sale of D&H South assessed at a higher tax rate and a tax recovery related to FX translation losses on U.S. dollar-denominated debt assessed at a significantly lower rate.
The effective tax rate including discrete items in the first nine months of 2016 was 25.26%, compared with 31.28% in the same period of 2015. The effective tax rate including discrete items is lower than the effective tax rate of 26.50% in the first nine months of 2016 due to a tax expense related to FX translation gains on U.S. dollar-denominated debt assessed at a significantly lower rate. The effective tax rate including discrete items is higher than the effective tax rate of 27.50% in the first nine months of 2015 due to a tax expense related to the gain on sale of D&H South, in the third quarter of 2015 assessed at a higher rate, a tax recovery related to FX translation losses on U.S dollar-denominated debt assessed at a significantly lower rate, and legislation enacted to increase the Alberta provincial corporate income tax rate which resulted in the Company recording an income tax expense of $23 million, in the second quarter of 2015, related to the revaluation of its deferred income tax balances as at January 1, 2015.

The Company expects an annualized effective tax rate in 2016 of approximately 26.50%. The Company’s 2016 outlook for its normalized income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by other events and developments, discussed further in Item 1A. Risk Factors of CP's 2015 Annual Report on Form 10-K.

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

As at September 30, 2016, the Company had $103 million of Cash and cash equivalents, U.S. $1.7 billion available under its revolving credit facility and up to $296 million available under its letters of credit facility (December 31, 2015 - $650 million of Cash and cash equivalents, U.S. $2.0 billion available under revolving credit facilities and up to $225 million under letters of credit facility).

As at September 30, 2016, the Company's U.S. $2.0 billion revolving credit facility, which includes a U.S. $1.0 billion five-year portion and U.S. $1.0 billion one-year plus one-year term-out portion, was undrawn. On June 28, 2016, the maturity date on the U.S. $1.0 billion one-year plus one-year term-out portion was extended to June 28, 2018, and the maturity date on the U.S. $1.0 billion five-year portion was extended to June 28, 2021. The Company did not draw from its revolving credit facility during the nine months ended September 30, 2016. This facility was also undrawn as at December 31, 2015. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at September 30, 2016, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. At September 30, 2016, total commercial paper borrowings were U.S. $280 million (December 31, 2015 - $nil), decreasing the amount available under the revolving credit facility to U.S. $1.7 billion at September 30, 2016. As at September 30, 2016, the Company does not intend to refinance outstanding commercial paper borrowings on a long-term basis.

As at September 30, 2016, under its bilateral letters of credit facility, the Company had letters of credit drawn of $304 million from a total available amount of $600 million. This compares to letters of credit drawn of $375 million from a total available amount of $600 million as at December 31, 2015. Under the bilateral letters of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. Collateral provided may include highly liquid investments purchased three months or less from maturity and is stated at cost, which approximates market value. As at September 30, 2016, the Company had posted $nil in collateral on the bilateral letters of credit facility (December 31, 2015 - $nil). The Company can largely withdraw this collateral during any month.

The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources and financial performance.

Operating Activities

Cash provided by operating activities was $591 million in the third quarter of 2016 compared to $696 million in the same period of 2015, a decrease of $105 million. The decrease in cash provided by operating activities is primarily due to lower cash generating income and increased interest payments in the third quarter of 2016 compared to the same period of 2015.

Cash provided by operating activities was $1,321 million in the first nine months of 2016 compared to $1,836 million in the same period of 2015, a decrease of $515 million. The decrease in cash provided by operating activities is primarily due to lower cash generating income, and an unfavourable change in working capital primarily as a result of higher income taxes paid in 2016 and an increase in interest payments resulting from debt issued in 2015.

Investing Activities

Cash used in investing activities was $278 million in the third quarter of 2016, an increase of $115 million from $163 million in the same period of 2015. For the first nine months of 2016, cash used in investing activities was $817 million, an increase of $109 million from $708 million in the same period of 2015. These increases in cash used in investing activities were primarily due to proceeds from the sale of D&H South in the third quarter of 2015, partially offset by lower additions to properties during the third quarter and first nine months of 2016.

Financing Activities

Cash used in financing activities was $304 million in the third quarter of 2016, an increase of $229 million from $75 million in the same period of 2015. For the first nine months of 2016, cash used in financing activities was $1,035 million, an increase of $319 million from $716 million in the same period of 2015. These increases in cash used in financing activities were primarily due to issuance of long term debt in 2015. This increase is partially offset by net issuance of commercial paper during the third quarter and first nine months of 2016 versus net repayment of commercial paper in the same periods of 2015, and lower purchases of CP Common Shares.

Interest Coverage Ratio

For the twelve months ended September 30, 2016, the Company’s interest coverage ratio was 5.4, compared with 7.2 for the twelve months ended September 30, 2015. This decrease was primarily due to an increase in Net interest expense of $132 million based on the twelve months ended September 30, 2016, compared to the same period of 2015, partially offset by year over year increase in Earnings before interest and taxes ("EBIT").

Excluding significant items from EBIT, Adjusted interest coverage ratio was 5.3 for the twelve months ended September 30, 2016, compared with 7.7 for the twelve months ended September 30, 2015. This decrease was primarily due to an increase in Net interest expense, as well as a year over year decrease in Adjusted EBIT. Interest coverage ratio, Adjusted interest coverage ratio, EBIT, Adjusted EBIT, and significant items are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As at September 30, 2016, the Company's credit rating from Standard & Poor's Rating Services ("Standard & Poor's"), and Moody's Investor Service ("Moody's") have remained unchanged from December 31, 2015. During the second quarter of 2016, Moody's changed the outlook on CP's Senior unsecured debt to negative from stable, and Dominion Bond Rating Service Limited ("DBRS")
changed the outlook on CP's Unsecured debentures and Medium-term notes to negative from stable. On August 2, 2016, DBRS downgraded the Company's credit rating from BBB (high) to BBB for unsecured debentures and medium-term notes and from R-2 (high) to R-2 (middle) for the $1 billion Commercial paper program. Standard & Poor's affirmed a stable rating on CP's Long-term corporate credit, Senior secured debt and Senior unsecured debt.

Credit ratings as at September 30, 2016(1)
Long-term debt		Outlook
Standard & Poor's
Long-term corporate credit	BBB+	stable
Senior secured debt	A	stable
Senior unsecured debt	BBB+	stable
Moody's
Senior unsecured debt	Baa1	negative
DBRS
Unsecured debentures	BBB	stable
Medium-term notes	BBB	stable

$1 billion Commercial paper program
Standard & Poor's	A-2	N/A
Moody's	P-2	N/A
DBRS	R-2 (middle)	N/A

(1)Credit ratings are not recommendations to purchase, hold or sell securities and do not address the market price or suitability of a specific security for a particular investor. Credit ratings are based on the rating agencies' methodologies and may be subject to revision or withdrawal at any time by the rating agencies.

The Company’s goal is to maintain a degree of continuity and predictability for investors by meeting a minimum threshold. The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended September 30, 2016 and September 30, 2015 was 3.0 and 2.7, respectively. This increase was primarily due to additional debt issued during the 2015 fiscal year and commercial paper issued during the 2016 fiscal year, as well as a decrease in Adjusted EBITDA for the twelve months ended September 30, 2016. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free Cash

CP generated positive Free cash of $240 million in the third quarter of 2016, a decrease of $254 million from positive Free cash of $494 million in the same period of 2015. For the first nine months of 2016, CP generated positive Free cash of $306 million, a decrease of $673 million from positive Free cash of $979 million in the same period of 2015. The decrease was primarily due to a decrease in cash provided by operating activities and proceeds from sale of D&H South in the third quarter of 2015. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Capital additions were $294 million in the third quarter of 2016, $155 million lower than in the same period of 2015. In the first nine months of 2016, capital additions were $902 million, $165 million lower than in the same period of 2015.

Share Capital

At October 17, 2016, the latest practicable date, there were 146,262,114 Common Shares and no preferred shares issued and outstanding, which consists of 15,042 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP shares. Each option granted can be exercised for one Common Share. At October 17, 2016, 2.5 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. E. Hunter Harrison and Mr. Keith E. Creel. There are 1.5 million options available to be issued by the Company’s MSOIP in the future.

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

In 2016, there were two significant items included in Net income:

•	in the third quarter, a $25 million expense ($18 million after current tax) related to a legal settlement; and

•	during the nine months ended September 30, 2016, a net non-cash gain of $153 million ($132 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the third quarter, a $46 million loss ($40 million after deferred tax);

•	in the second quarter, an $18 million gain ($16 million after deferred tax); and

•	in the first quarter, a $181 million gain ($156 million after deferred tax).

In 2015, there were four significant items included in Net income:

•	in the third quarter, a $68 million gain ($42 million after current tax) related to the sale of D&H South;

•	in the third quarter, a $47 million charge ($35 million after deferred tax) related to the early redemption premium on notes;

•	in the second quarter, a deferred income tax expense of $23 million as a result of the change in the Alberta provincial corporate income tax rate; and

•	during the course of the year, a net non-cash loss of $297 million ($257 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $115 million loss ($100 million after deferred tax);

•	in the third quarter, a $128 million loss ($111 million after deferred tax);

•	in the second quarter, a $10 million gain ($9 million after deferred tax); and

•	in the first quarter, a $64 million loss ($55 million after deferred tax).

In 2014, there was one significant item included in Net income:

•	in the fourth quarter, a $12 million net non-cash loss ($9 million after deferred tax) due to FX translation on the Company’s U.S. dollar-denominated debt.

Reconciliation of Non-GAAP Measures to GAAP Measures

The following tables reconcile non-GAAP measures presented in Financial Highlights, and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the most directly comparable measures presented in accordance with GAAP for the three and nine months ended September 30, 2016 and 2015:

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

Operating income	For the three months ended September 30		For the nine months ended September 30
(in millions)	2016	2015	2016	2015
Adjusted Operating income	$657	$685	$1,861	$1,943
Add significant items:
Gain on sale of D&H South	—	68	—	68
Operating income as reported	$657	$753	$1,861	$2,011

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

Net income	For the three months ended September 30		For the nine months ended September 30
(in millions)	2016	2015	2016	2015
Adjusted income	$405	$427	$1,101	$1,206
Add significant items (pretax):
Legal settlement charge	(25)	—	(25)	—
Gain on sale of D&H South	—	68	—	68
Impact of FX translation on U.S. dollar-denominated debt	(46)	(128)	153	(182)
Early redemption premium on notes	—	(47)	—	(47)
Income tax rate change	—	—	—	(23)
Tax effect of adjustments(1)	13	3	(14)	11
Net income as reported	$347	$323	$1,215	$1,033

(1)	Tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the effective tax rate for each of the above items for the periods presented.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

Diluted earnings per share	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Adjusted diluted earnings per share	$2.73	$2.69	$7.26	$7.39
Add significant items (pretax):
Legal settlement charge	(0.17)	—	(0.16)	—
Gain on sale of D&H South	—	0.42	—	0.42
Impact of FX translation on U.S. dollar-denominated debt	(0.31)	(0.81)	1.01	(1.12)
Early redemption premium on notes	—	(0.30)	—	(0.30)
Income tax rate change	—	—	—	(0.14)
Tax effect of adjustment(1)	0.09	0.04	(0.09)	0.07
Diluted earnings per share as reported	$2.34	$2.04	$8.02	$6.32

(1)	Tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the effective tax rate for each of the above items for the periods presented.

Adjusted operating ratio is calculated as Adjusted operating income divided by revenues.

Operating ratio	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Adjusted operating ratio	57.7%	59.9%	59.5%	61.3%
Add significant items:
Gain on sale of D&H South	—%	(4.0)%	—%	(1.3)%
Operating ratio as reported	57.7%	55.9%	59.5%	60.0%

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

Calculation of ROIC and Adjusted ROIC

(in millions, except for percentages)	2016	2015
Operating income for the twelve months ended September 30	$2,538	$2,719
Less:
Other income and charges	(20)	251
Tax(1)	679	736
	$1,879	$1,732
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	13,109	12,305
ROIC	14.3%	14.1%

(1)	Tax was calculated at the annualized effective tax rate of 26.56% for 2016 and 29.81% for 2015 for each of the above items for the periods presented.

(in millions, except for percentages)	2016	2015
Operating income for the twelve months ended September 30	$2,538	$2,719
Less significant items:
Gain on sale of D&H South	—	68
Adjusted operating income for the twelve months ended September 30	2,538	2,651
Less:
Other income and charges	(20)	251
Add significant items (pretax):
Legal settlement charge	25	—
Impact of FX translation on U.S. dollar-denominated debt	(38)	194
Early redemption premium on notes	—	47
Less: tax(1)	680	727
	$1,865	$1,914
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	13,109	12,305
Adjusted ROIC	14.2%	15.6%

(1)	Tax was calculated at the adjusted annualized effective tax rate of 26.71% for 2016 and 27.52% for 2015 for each of the above items for the periods presented.

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities and Dividends paid, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations. Free cash is a measure that management considers to be an indicator of liquidity. Free cash is useful to investors and other external users of the consolidated financial statements as it assists with the evaluation of the Company's ability to generate cash from its operations without incurring additional external financing. Positive Free cash indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through increased dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative Free cash indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2016	2015	2016	2015
Cash provided by operating activities	$591	$696	$1,321	$1,836
Cash used in investing activities	(278)	(163)	(817)	(708)
Dividends paid	(75)	(57)	(182)	(172)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	2	18	(16)	23
Free cash	$240	$494	$306	$979

FX Adjusted Variance

Financial result variances at constant currency are obtained by translating the comparable period of the prior year results denominated in U.S. dollars at the foreign exchange rates of the current period. FX adjusted variance ("FX adj. variance") allows certain financial result variances to be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons in the analysis of trends in business performance. FX adj. variances are presented in Operating Revenues and Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended September 30
(in millions)	Reported 2016	Reported 2015	Variance due to FX	Adjusted 2015	FX Adj. %
Freight revenues	$1,510	$1,667	$(2)	$1,665	(9)%
Non-freight revenues	44	42	—	42	5%
Total revenues	1,554	1,709	(2)	1,707	(9)%
Compensation and benefits	294	352	—	352	(16)%
Fuel	138	162	—	162	(15)%
Materials	39	47	—	47	(17)%
Equipment rents	43	42	—	42	2%
Depreciation and amortization	155	149	—	149	4%
Purchased services and other	228	272	(1)	271	(16)%
Gain on sale of D&H South	—	(68)	—	(68)	(100)%
Total operating expenses	897	956	(1)	955	(6)%
Operating income	$657	$753	$(1)	$752	(13)%

	For the nine months ended September 30
(in millions)	Reported 2016	Reported 2015	Variance due to FX	Adjusted 2015	FX Adj. %
Freight revenues	$4,464	$4,907	$145	$5,052	(12)%
Non-freight revenues	131	118	1	119	10%
Total revenues	4,595	5,025	146	5,171	(11)%
Compensation and benefits	907	1,038	18	1,056	(14)%
Fuel	394	542	25	567	(31)%
Materials	133	144	3	147	(10)%
Equipment rents	132	130	5	135	(2)%
Depreciation and amortization	478	440	5	445	7%
Purchased services and other	690	788	20	808	(15)%
Gain on sale of D&H South	—	(68)	—	(68)	(100)%
Total operating expenses	2,734	3,014	76	3,090	(12)%
Operating income	$1,861	$2,011	$70	$2,081	(11)%

Interest Coverage Ratio

Interest coverage ratio is measured, on a rolling twelve-month basis, as EBIT divided by Net interest expense. This ratio provides investors, analysts, and lenders with useful information on how the Company's debt servicing capabilities have changed, period over period and in comparison to the Company’s peers. Interest coverage ratio is discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Calculation of Interest Coverage Ratio and Adjusted Interest Coverage Ratio

	For the twelve months ended September 30
(in millions, except for ratios)	2016	2015
EBIT	$2,558	$2,468
Adjusted EBIT	2,545	2,641
Net interest expense	477	345
Interest coverage ratio	5.4	7.2
Adjusted interest coverage ratio	5.3	7.7

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

(in millions)	2016	2015
Adjusted EBITDA for the twelve months ended September 30	$3,152	$3,256
Add:
Adjustment for net periodic pension and other benefit cost	141	93
Operating lease expense	(115)	(129)
Depreciation and amortization	(633)	(579)
Adjusted EBIT for the twelve months ended September 30	2,545	2,641
Add Significant items (pretax):
Legal settlement charge	(25)	—
Gain on sale of D&H South	—	68
Impact of FX translation on U.S. dollar-denominated debt	38	(194)
Early redemption premium on notes	—	(47)
EBIT for the twelve months ended September 30	2,558	2,468
Less:
Net interest expense	477	345
Income tax expense	547	639
Net income as reported	$1,534	$1,484

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

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2016	2015
Adjusted net debt as at September 30	$9,420	$8,638
Adjusted EBITDA for the twelve months ended September 30	3,152	3,256
Adjusted net debt to Adjusted EBITDA ratio	3.0	2.7

Reconciliation of Adjusted Net Debt to Long-term Debt

(in millions)	2016	2015
Adjusted net debt as at September 30	$9,420	$8,638
Add:
Pension plans deficit	(292)	(295)
Net present value of operating leases(1)	(352)	(327)
Cash and cash equivalents	103	661
Long-term debt including long term debt maturing within one year as at September 30	$8,879	$8,677
(1) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Off-Balance Sheet Arrangements

Guarantees

At September 30, 2016, the Company had residual value guarantees on operating lease commitments of $19 million, compared to $28 million at December 31, 2015. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at September 30, 2016, the fair value of these guarantees recognized as a liability was $6 million, compared to $4 million at December 31, 2015.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements.

Contractual Commitments

At September 30, 2016:

Payments due by period (in millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$12,346	$93	$937	$811	$10,505
Long-term debt	8,813	373	778	547	7,115
Capital leases	163	1	9	10	143
Operating lease(1)	459	23	156	93	187
Supplier purchase	1,296	91	351	169	685
Other long-term liabilities(2)	501	36	110	105	250
Total contractual commitments	$23,578	$617	$2,341	$1,735	$18,885
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $19 million are not included in the minimum payments shown above, as management believes that CP will not be required to make payments under these residual value guarantees.
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

At September 30, 2016:

Amount of commitments per period (in millions)	Total	2016	2017 & 2018	2019 & 2020	2021 & beyond
Commitments
Letters of credit	$304	$304	$—	$—	$—
Capital commitments	268	153	77	24	14
Total commitments	$572	$457	$77	$24	$14

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

Pensions and Other Benefits

Pension Liabilities and Pension Assets

The Company included pension benefit liabilities of $282 million in Pension and other benefit liabilities and $10 million in Accounts payable and accrued liabilities on the Company’s Interim Consolidated Balance Sheets at September 30, 2016. The Company also included post-retirement benefits accruals of $388 million in Pension and other benefit liabilities and $21 million in Accounts payable and accrued liabilities on the Company’s Interim Consolidated Balance Sheets at September 30, 2016.

The Company included pension benefit assets of $1,638 million in Pension assets on the Company’s Interim Consolidated Balance Sheets at September 30, 2016.

Pension Plan Contributions

The Company made contributions of $4 million to the defined benefit pension plans in the third quarter of 2016, compared with $20 million in the same period of 2015. In the first nine months of 2016, the Company made contributions of $38 million to the defined benefit pension plans, compared with $61 million in the same period of 2015. The Company’s main Canadian defined benefit pension plan accounts for 95% of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010 and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,276 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2015, leaving $474 million of the voluntary prepayments still available at December 31, 2015 to reduce CP’s pension funding requirements in 2016 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP intends to apply $5 million of the remaining voluntary prepayments against its 2016 pension funding requirements.

CP estimates its aggregate pension contributions, including its defined benefit and defined contribution plans, to be in the range of $50 million to $60 million in 2016, and in the range of $50 million to $100 million per year from 2017 to 2019. These estimates reflect the Company’s current intentions with respect to the rate at which CP will apply the remaining voluntary prepayments against contribution requirements in the next few years.

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

Deferred Income Taxes

A deferred income tax expense of $50 million was included in Income tax expense for the third quarter of 2016 compared to $nil for the same period of 2015. For the first nine months of 2016, deferred income tax expense of $233 million was included in Income tax expense compared to $106 million the same period of 2015.

The increase in deferred income tax expense in the third quarter of 2016 was primarily due to the effect of 2015 discrete items, which includes the reclassification of deferred tax expense to current tax expense related to the sale of D&H South and the deferred tax recovery related to unrealized FX translation losses on U.S. dollar-denominated debt, partially offset by lower pretax earnings compared to the same period of 2015. The increase in deferred income tax expense for the first nine months of 2016 was attributable to the increase in the third quarter, as well as unrealized FX translation gains on U.S. dollar-denominated debt, which does not give rise to current tax expense.

At September 30, 2016, deferred income tax liabilities of $3,591 million were recorded as a long-term liability and are composed largely of temporary differences related to accounting for properties.

Legal and Personal Injury Liabilities

Provisions for incidents, claims and litigation charged to income, of which $14 million were included in Purchase services and other expense and $25 million in Other charges, totaling $39 million in the third quarter of 2016 compared with $6 million for the same period of 2015. For the first nine months of 2016, these provisions amounted to $72 million compared with $60 million for the same period of 2015.

Forward-Looking Information

This MD&A and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. These forward-looking statements include, but are not limited to, our updated expectations for 2016 which includes: operating ratio below 59%, mid-single-digit EPS growth from full-year 2015 adjusted EPS of $10.10, and capital expenditures of approximately $1.2 billion, statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes and pension contributions, and capital expenditures. Forward-looking information typically contains statements with words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three and nine months ended September 30, 2016 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2015 Annual Report on Form 10-K other than foreign exchange risk and share price impact on stock-based compensation discussed below:

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar positively (or negatively) impacts Total revenues by approximately $25 million and negatively (or positively) impacts Operating expenses by approximately $13 million. To manage this exposure to fluctuations in exchange rates between Canadian and U.S. dollars, CP may sell or purchase U.S. dollar forwards at fixed rates in future periods. In addition, changes in the exchange rate between the Canadian dollar and other currencies (including the U.S. dollar) make the goods transported by the Company more or less competitive in the world marketplace and may in turn positively or negatively affect revenues.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.5 million to $0.7 million based on information available at September 30, 2016. This excludes the impact of changes in share price relative to the S&P/TSX 60 index and relative to Class I railways, which may trigger different performance share unit payouts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2016, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 13 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

On April 20, 2016, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 6.91 million of its Common Shares, which received approval by the TSX on April 28, 2016. The NCIB commenced on May 2, 2016 and will expire on May 1, 2017. During the third quarter of 2016, CP repurchased 1.8 million Common Shares in total for $342 million at a weighted average price of $192.10. The Company completed the NCIB on September 28, 2016. The following table presents Common Shares repurchased during each month for the third quarter of 2016.

2016	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	489,100	$184.75	489,100	1,293,100
August 1 to August 31	642,085	195.11	642,085	651,015
September 1 to September 30	651,015	194.64	651,015	—
Ending Balance	1,782,200	192.10	1,782,200	N/A
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

The following financial information from Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and first nine months ended September 30, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the third quarters and first nine months ended September 30, 2016 and 2015; (iii) the Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (iv) the Consolidated Statements of Cash Flows for the third quarters and first nine months ended September 30, 2016 and 2015; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first nine months ended September 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	October 19, 2016	/s/ E. Hunter Harrison
E. Hunter Harrison
Chief Executive Officer

Exhibit 31.2

Certification by the Chief Financial Officer of the Registrants filed pursuant to Rule 13a-14(a) of the Exchange Act.
Canadian Pacific Railway Limited

I, Nadeem Velani, certify that:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	October 19, 2016	/s/ Nadeem Velani
Nadeem Velani
Vice-President and Chief Financial Officer

Exhibit 32.1
Certifications Furnished Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Canadian Pacific Railway Limited
In connection with the Quarterly Report of Canadian Pacific Railway Limited (the “Company”) on Form 10-Q for the period ended September 30, 2016 (the “Report”) to which this certificate is an exhibit, I, E. Hunter Harrison, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	October 19, 2016	/s/ E. Hunter Harrison
E. Hunter Harrison
Chief Executive Officer

Exhibit 32.2
Certifications Furnished Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Canadian Pacific Railway Limited
In connection with the Annual Report of Canadian Pacific Railway Limited (the “Company”) on Form 10-Q for the period ended September 30, 2016 (the “Report”) to which this certificate is an exhibit, I, Nadeem Velani, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	October 19, 2016	/s/ Nadeem Velani
Nadeem Velani
Vice-President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ Nadeem Velani
Nadeem Velani
Vice-President and Chief Financial Officer (Principal Financial Officer)
Dated: October 19, 2016