Form 10-Q
period 2017-03-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2017-04-20
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 18, 2017, there were 146,694,793 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2017	2016
Revenues
Freight	$1,563	$1,548
Non-freight	40	43
Total revenues	1,603	1,591
Operating expenses
Compensation and benefits (Note 9)	233	329
Fuel	170	125
Materials	49	56
Equipment rents	36	45
Depreciation and amortization	166	162
Purchased services and other (Note 4)	278	221
Total operating expenses	932	938

Operating income	671	653
Less:
Other income and charges (Note 5)	(28)	(181)
Net interest expense	120	124
Income before income tax expense	579	710
Income tax expense (Note 6)	148	170
Net income	$431	$540

Earnings per share (Note 7)
Basic earnings per share	$2.94	$3.53
Diluted earnings per share	$2.93	$3.51

Weighted-average number of shares (millions) (Note 7)
Basic	146.5	153.0
Diluted	147.1	153.8

Dividends declared per share	$0.5000	$0.3500
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2017	2016
Net income	$431	$540
Net gain in foreign currency translation adjustments, net of hedging activities	5	37
Change in derivatives designated as cash flow hedges	5	(47)
Change in pension and post-retirement defined benefit plans	38	47
Other comprehensive income before income taxes	48	37
Income tax expense on above items	(18)	(41)
Other comprehensive income (loss) (Note 3)	30	(4)
Comprehensive income	$461	$536
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2017	2016
Assets
Current assets
Cash and cash equivalents	$201	$164
Accounts receivable, net	631	591
Materials and supplies	201	184
Other current assets	77	70
	1,110	1,009
Investments	183	194
Properties	16,661	16,689
Goodwill and intangible assets	200	202
Pension asset	1,165	1,070
Other assets	78	57
Total assets	$19,397	$19,221
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,148	$1,322
Long-term debt maturing within one year	31	25
	1,179	1,347
Pension and other benefit liabilities	730	734
Other long-term liabilities	227	284
Long-term debt	8,583	8,659
Deferred income taxes	3,640	3,571
Total liabilities	14,359	14,595
Shareholders’ equity
Share capital	2,036	2,002
Additional paid-in capital	42	52
Accumulated other comprehensive loss (Note 3)	(1,769)	(1,799)
Retained earnings	4,729	4,371
	5,038	4,626
Total liabilities and shareholders’ equity	$19,397	$19,221
Contingencies (Note 11)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2017	2016
Operating activities
Net income	$431	$540
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	166	162
Deferred income taxes (Note 6)	67	93
Pension funding in excess of expense (Note 10)	(60)	(42)
Foreign exchange gain on long-term debt (Note 5)	(28)	(181)
Other operating activities, net	(85)	(66)
Change in non-cash working capital balances related to operations	(180)	(288)
Cash provided by operating activities	311	218
Investing activities
Additions to properties	(230)	(278)
Proceeds from sale of properties and other assets (Note 4)	3	60
Other	5	—
Cash used in investing activities	(222)	(218)
Financing activities
Dividends paid	(73)	(54)
Issuance of CP Common Shares	28	5
Repayment of long-term debt	(5)	(11)
Other	—	(2)
Cash used in financing activities	(50)	(62)

Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(2)	(17)
Cash position
Increase (decrease) in cash and cash equivalents	37	(79)
Cash and cash equivalents at beginning of period	164	650
Cash and cash equivalents at end of period	$201	$571

Supplemental disclosures of cash flow information:
Income taxes paid	$170	$192
Interest paid	$150	$155
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars except common share amounts)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2017	146.3	$2,002	$52	$(1,799)	$4,371	$4,626
Net income	—	—	—	—	431	431
Other comprehensive income (Note 3)	—	—	—	30	—	30
Dividends declared	—	—	—	—	(73)	(73)
Effect of stock-based compensation recovery	—	—	(3)	—	—	(3)
Shares issued under stock option plan	0.4	34	(7)	—	—	27
Balance at March 31, 2017	146.7	$2,036	$42	$(1,769)	$4,729	$5,038
Balance at January 1, 2016	153.0	$2,058	$43	$(1,477)	$4,172	$4,796
Net income	—	—	—	—	540	540
Other comprehensive loss (Note 3)	—	—	—	(4)	—	(4)
Dividends declared	—	—	—	—	(54)	(54)
Effect of stock-based compensation expense	—	—	6	—	—	6
Shares issued under stock option plan	—	7	(1)	—	—	6
Balance at March 31, 2016	153.0	$2,065	$48	$(1,481)	$4,658	$5,290
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

1    Basis of presentation

These unaudited interim consolidated financial statements of Canadian Pacific Railway Limited (“CP”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2016 annual consolidated financial statements and notes included in CP's 2016 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing the 2016 annual consolidated financial statements, except for the newly adopted accounting policies discussed in Note 2.

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

2    Accounting Changes

Implemented in 2017
Compensation - Stock Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-based Payment Accounting, under FASB Accounting Standards Codification ("ASC") Topic 718. The amendments clarify the guidance relating to treatment of excess tax benefits and deficiencies, acceptable forfeiture rate policies, and treatment of cash paid by an employer when directly withholding shares for tax-withholding purposes and the requirement to treat such cash flows as a financing activity. As a result of this ASU, excess tax benefits are no longer recorded in Additional paid-in capital and instead are applied against taxes payable or recognized in the interim consolidated statement of income. This ASU was effective for CP beginning on January 1, 2017. The Company has determined that there were no significant changes to disclosure or financial statement presentation and changes in accounting for excess tax benefits and deficiencies were not material as a result of adoption.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory under FASB ASC Topic 330. The amendments require that reporting entities measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using the first-in, first-out or average cost basis. This ASU was effective for CP beginning on January 1, 2017 and was applied prospectively. The Company determined there were no changes to disclosure, financial statement presentation, or valuation of inventory as a result of adoption.

Future changes
Leases

In February 2016, the FASB issued ASU 2016-02, Leases under FASB ASC Topic 842 which will supersede the lease recognition and measurement requirements in Topic 840 Leases. This new standard requires recognition of right-of-use assets and lease liabilities by lessees for those leases classified as finance and operating leases with a maximum term exceeding 12 months and will be effective for public entities for fiscal years, and interim periods within those years, beginning on or after December 15, 2018. For CP this will be effective commencing January 1, 2019. Entities are required to use a modified retrospective approach to adopt this new standard meaning there will be no impact to the consolidated statements of income, however, the comparative consolidated balance sheet will be adjusted to reflect the provisions of this standard. The Company has a detailed plan to implement the new standard and is assessing contractual arrangements, through a cross functional team, that may qualify as leases under the new standard. CP is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes. The impact of the new standard will be a material increase to right of use assets and lease liabilities on the consolidated balance sheet, primarily, as a result of operating leases currently not recognized on the balance sheet. The Company does not anticipate a material impact to the consolidated statement of income and is currently evaluating the impact adoption of this new standard will have on disclosure.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers under FASB ASC Topic 606. In March 2016, the FASB issued amendment ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations as an update under FASB ASC Topic 606. The amendments clarify the principal versus agent guidance in determining whether to recognize revenue on a gross or net basis. The guidance in Topic 606, as amended, will be effective for public entities for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. For CP this new standard will be effective commencing January 1, 2018, and CP has the option of adopting the new standard by either a full retrospective or a modified retrospective approach. CP has analyzed contracts for a significant proportion of the Company’s annual rail freight revenue, which represents greater than 95% of CP’s annual revenues, and has concluded that recognizing these revenues over time as rail freight services are performed continues to be appropriate. Further detailed reviews of a variety of specific contractual terms that could potentially represent additional performance obligations, reassessment of certain arrangements in the context of the new guidance on principal versus agent, and an assessment of required new disclosures is also currently being performed. CP is also continuing to assess whether to apply the full or modified retrospective adoption method on transition. At this time CP does not expect a material change to revenue recognition from adopting this standard.

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment under FASB ASC Topic 350. This is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments are effective for CP beginning on January 1, 2020. Entities are required to apply the amendments in this Update prospectively from the date of adoption. The Company does not anticipate that the adoption of this ASU will impact CP's financial statements as there is a sufficient excess between the fair value and carrying value of CP's goodwill. Furthermore CP expects to continue to apply the Step 0 qualitative assessment when testing for goodwill impairment.

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost under FASB ASC Topic 715. The amendments clarify presentation requirements for net periodic pension cost and net periodic post-retirement benefit cost and require that an employer report the current service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the consolidated statement of income separately from the current service cost component and outside a subtotal of income from operations if one is presented. The amendments also restrict capitalization to the current service cost component when applicable. The amendments are effective for CP beginning on January 1, 2018. The amendments related to presentation are required to be applied retrospectively and the restrictions on capitalization of the current service cost component are applicable prospectively on the date of adoption. Adoption of this ASU will result in a $67 million and $43 million decrease in operating income for the three months ended March 31, 2017 and 2016, respectively, and an estimated corresponding full year decrease of $272 million and $167 million for the years ended December 31, 2017 and 2016, respectively. There will be no change to net income or earnings per share as a result of adoption of this new standard. The new guidance restricting capitalization of pensions to the current service cost component of net periodic benefit cost will have no impact to operating income or amounts capitalized because the Company currently only capitalizes an appropriate portion of current service cost for self-constructed properties. CP is currently assessing the disclosure requirements of this ASU.

3    Changes in accumulated other comprehensive loss ("AOCL") by component

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post-retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2017	$127	$(104)	$(1,822)	$(1,799)
Other comprehensive (loss) income before reclassifications	(2)	2	—	—
Amounts reclassified from accumulated other comprehensive loss	—	2	28	30
Net current-period other comprehensive (loss) income	(2)	4	28	30
Closing balance, March 31, 2017	$125	$(100)	$(1,794)	$(1,769)
Opening balance, January 1, 2016	$129	$(102)	$(1,504)	$(1,477)
Other comprehensive (loss) income before reclassifications	(4)	(36)	—	(40)
Amounts reclassified from accumulated other comprehensive loss	—	2	34	36
Net current-period other comprehensive (loss) income	(4)	(34)	34	(4)
Closing balance, March 31, 2016	$125	$(136)	$(1,470)	$(1,481)
(1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL

	For the three months ended March 31
(in millions of Canadian dollars)	2017	2016
Amortization of prior service costs(1)	$(1)	$(2)
Recognition of net actuarial loss(1)	39	49
Total before income tax	38	47
Income tax recovery	(10)	(13)
Net of income tax	$28	$34
(1) Impacts Compensation and benefits on the interim consolidated statements of income.

4    Disposition of properties

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

5    Other income and charges

	For the three months ended March 31
(in millions of Canadian dollars)	2017	2016
Foreign exchange gains on long-term debt	$(28)	$(181)
Net other foreign exchange gains	(1)	(7)
Other	1	7
Total other income and charges	$(28)	$(181)

6    Income taxes

	For the three months ended March 31
(in millions of Canadian dollars)	2017	2016
Current income tax expense	$81	$77
Deferred income tax expense	67	93
Income tax expense	$148	$170

The effective tax rate in the first quarter is 25.60%, compared to 23.89% for the same period in 2016.

The estimated 2017 annual effective tax rate for the first quarter, excluding the discrete items of the management transition recovery of $51 million related to the retirement of the Company's Chief Executive Officer and the foreign exchange gain of $28 million ($181 million in 2016) on the Company’s U.S. dollar-denominated debt, is 26.50%, one percent lower compared to 27.50% for the same period in 2016.

7    Earnings per share

At March 31, 2017, the number of shares outstanding was 146.7 million (March 31, 2016 - 153.0 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period.

The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended March 31
(in millions)	2017	2016
Weighted-average basic shares outstanding	146.5	153.0
Dilutive effect of stock options	0.6	0.8
Weighted-average diluted shares outstanding	147.1	153.8

For the three months ended March 31, 2017, 502,000 options were excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2016 - 445,991 options).

8    Financial instruments

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

When possible, the estimated fair value is based on quoted market prices and, if not available, estimates from third-party brokers. For non-exchange traded derivatives classified in Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, foreign exchange (FX) and commodity) and volatility, depending on the type of derivative and nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt which has a fair value of approximately $9,958 million (December 31, 2016 - $9,981 million) and a carrying value of $8,614 million (December 31, 2016 - $8,684 million) at March 31, 2017. The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of interest and principal at estimated interest rates expected to be available to the Company at period end. All derivatives and long-term debt are classified as Level 2.

B. Financial risk management

Derivative financial instruments
Derivative financial instruments may be used to selectively reduce volatility associated with fluctuations in interest rates, FX rates, the price of fuel and stock-based compensation expense. Where derivatives are designated as hedging instruments, the relationship between the hedging instruments and their associated hedged items is documented, as well as the risk management objective and strategy for the use of the hedging instruments. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the interim consolidated balance sheets, commitments or forecasted transactions. At the time a derivative contract is entered into, and at least quarterly thereafter, an assessment is made as to whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged items. The derivative qualifies for hedge accounting treatment if it is effective in substantially mitigating the risk it was designed to address.

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on net income by offsetting long-term FX gains and losses on U.S. dollar denominated long-term debt and gains and losses on its net investment. The effective portion recognized in “Other comprehensive income (loss)” for the three months ended March 31, 2017 was an unrealized FX gain of $46 million (three months ended March 31, 2016 - unrealized FX gain of $308 million). There was no ineffectiveness during the three months ended March 31, 2017 (three months ended March 31, 2016 - $nil).

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

Forward starting swaps

As at March 31, 2017, the Company had forward starting floating-to-fixed interest rate swap agreements (“forward starting swaps”) totaling a notional U.S. $700 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The effective portion of changes in fair value on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the highly probable forecasted notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” are reclassified to “Net interest expense”.

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

As at March 31, 2017, the total fair value loss of $67 million (December 31, 2016 - fair value loss of $69 million) derived from the forward starting swaps was included in “Accounts payable and accrued liabilities”. Changes in fair value from the forward starting swaps for the three months ended March 31, 2017 was a gain of $2 million (three months ended March 31, 2016 - loss of $52 million). The effective portion for the three months ended March 31, 2017 was a gain of $2 million (three months ended March 31, 2016 - loss of $50 million) and is recorded in “Other comprehensive income”. For the three months ended March 31, 2017, the ineffective portion was a loss of $nil (three months ended March 31, 2016 - loss of $2 million) and is recorded to “Net interest expense” on the interim consolidated statements of income.

For the three months ended March 31, 2017, a loss of $3 million related to previous forward starting swap hedges has been amortized to “Net interest expense” (three months ended March 31, 2016 - a loss of $2 million). The Company expects that during the next 12 months $11 million of losses will be amortized to “Net interest expense”.

9    Stock-based compensation

At March 31, 2017, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee stock savings plan. These plans resulted in a recovery for the three months ended March 31, 2017 of $12 million (three months ended March 31, 2016 - expense $14 million).

Effective January 31, 2017, Mr. E. Hunter Harrison resigned from all positions held by him at the Company, including as the Company’s Chief Executive Officer and a member of the Board of Directors of the Company. In connection with Mr. Harrison’s resignation, the Company entered into a separation agreement with Mr. Harrison. Under the terms of the separation agreement, the Company has agreed to a limited waiver of Mr. Harrison’s non-competition and non-solicitation obligations.

Effective January 31, 2017, pursuant to the separation agreement, Mr. Harrison forfeited certain pension and post-retirement benefits and agreed to the surrender for cancellation of 22,514 performance share units ("PSU"), 68,612 deferred share units ("DSU"), and 752,145 stock options.

As a result of this agreement, the Company has recognized a recovery of $51 million in "Compensation and benefits" in the first quarter of 2017. Of this amount, $27 million relates to a recovery from cancellation of certain pension benefits.

Stock option plan

In the three months ended March 31, 2017, under CP’s stock option plans, the Company issued 366,930 stock options at the weighted average price of $198.98 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these stock options may be exercised upon vesting, which is between 12 months and 60 months after the grant date, and will expire after 7 years. Certain stock options granted in 2017 vest upon the achievement of specific performance criteria.

Under the fair value method, the value of the stock options at the grant date was approximately $17 million. The weighted average fair value assumptions were approximately:

For the three months ended March 31, 2017
Grant price	$198.98
Expected option life (years)(1)	5.48
Risk-free interest rate(2)	1.85%
Expected stock price volatility(3)	26.95%
Expected annual dividends per share(4)	$2.00
Expected forfeiture rate(5)	3.0%
Weighted-average grant date fair value per option granted during the period	$45.78

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

Performance share unit plan

In the three months ended March 31, 2017, the Company issued 133,448 PSUs with a grant date fair value of approximately $27 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s

Common Shares. PSUs vest and are settled in cash, or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). Grant recipients who are eligible to retire and have provided six months of service during the performance period are entitled to the full award. The fair value of PSUs is measured periodically until settlement, using a lattice-based valuation model.

The performance period for PSUs issued in the three months ended March 31, 2017 is January 1, 2017 to December 31, 2019. The performance factors for these PSUs are Return on Invested Capital, Total Shareholder Return ("TSR") compared to the S&P/TSX Capped Industrial Index, and TSR compared to S&P 1500 Road and Rail Index.

The performance period for the PSUs issued in 2014 was January 1, 2014 to December 31, 2016. The performance factors for these PSUs were Operating Ratio, Free cash flow, TSR compared to the S&P/TSX 60 index, and TSR compared to Class 1 railways. The resulting payout was 118% of the Company's average share price that was calculated using the last 30 trading days preceding December 31, 2016. In the three months ended March 31, 2017, payouts occurred on the total outstanding awards, including dividends reinvested totaling $31 million on 133,728 outstanding awards.

Deferred share unit (“DSU”) plan

In the three months ended March 31, 2017, the Company granted 14,055 DSUs with a grant date fair value of approximately $3 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

10    Pension and other benefits

In the three months ended March 31, 2017, the Company made contributions of $12 million (three months ended March 31, 2016 - $20 million) to its defined benefit pension plans. The elements of net periodic benefit cost for defined benefit pension plans and other benefits recognized in the quarter included the following components:

	For the three months ended March 31
	Pensions		Other benefits
(in millions of Canadian dollars)	2017	2016	2017	2016
Current service cost (benefits earned by employees in the period)	$25	$27	$3	$3
Interest cost on benefit obligation	113	117	5	5
Expected return on fund assets	(223)	(212)	—	—
Recognized net actuarial loss	38	48	1	1
Amortization of prior service costs	(1)	(2)	—	—
Net periodic benefit (recovery) cost	$(48)	$(22)	$9	$9

11    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2017 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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
Following this incident, Québec's Minister of Sustainable Development, Environment, Wildlife and Parks (the "Minister") ordered the named parties to recover the contaminants and to clean up the derailment site. On August 14, 2013, the Minister added CP as a party (the “Amended Cleanup Order”). CP appealed the Amended Cleanup Order to the Administrative Tribunal of Québec. On July 5, 2016, the Minister served a Notice of Claim for nearly $95 million of compensation spent on cleanup, alleging that CP refused or neglected to undertake the work. On September 6, 2016, CP filed a contestation of the Notice of Claim with the Administrative Tribunal of Québec. In October 2016, CP and the Minister agreed to stay the tribunal proceedings pending the outcome of the Province of Québec's action, set out below. The Court's decision to stay the tribunal proceedings is pending, but de facto, the file has been suspended. Directly related to that matter, on July 6, 2015, the Province of Québec sued CP in Québec Superior Court claiming $409 million in derailment damages, including cleanup costs. The Province alleges that CP exercised custody or control over the crude oil lading and that CP was otherwise negligent. Therefore, CP is said to be solidarily (joint and severally) liable with third parties responsible for the accident. The Province filed a motion for leave to amend its complaint in September 2016, but no date has been fixed for the hearing of this motion, as most of the Attorney General of Québec's lawyers were on strike at that time and until early March 2017. While the strike has ended, the Province has yet to further advance this motion. To date, no timetable governing the conduct of this lawsuit has been ordered by the Quebec Superior Court. This proceeding appears to be duplicative of the administrative proceedings.
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
On October 24, 2016, the Quebec Superior Court authorized class action proceedings against two additional defendants in the same matter discussed above, i.e. against MMAC and Mr. Thomas Harding. On December 9, 2016, the Superior Court granted CP’s motion seeking to confirm the validity of the opt-outs from this class action by most of the estates of the deceased parties following the train derailment who had opted out to allow them to sue in the United States instead (i.e. the wrongful death cases, filed in the United States, which are further discussed). Draft Case Protocols setting out proposed timetables for the conduct of this lawsuit were submitted to the Superior Court in mid-March 2017 by both the plaintiffs and defendants. On March 27, 2017 the Superior Court adopted several of the steps included in the Case Protocol submitted by CP. Under the Case Protocol, CP’s statement of defense will be submitted by June 2 and thereafter production of documents, examinations for discovery and the exchange of expert reports by the parties is to occur between mid-2017 and the end of 2018. A trial date has yet to be fixed.
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
An Adversary Proceeding filed by the MMA U.S. bankruptcy trustee (now, estate representative) against CP, Irving Oil, and the World Fuel Entities accuses CP of failing to ensure that World Fuel Entities or Irving Oil properly classified the oil lading and of not refusing to ship the misclassified oil as packaged. By that action the estate representative seeks to recover MMA’s going concern value supposedly destroyed by the derailment. The estate representative has since settled with the World Fuel Entities and Irving Oil and now bases CP misfeasance on the railroad’s failure to abide in North Dakota by a Canadian regulation. That regulation supposedly would have caused the railroads to not move the crude oil train because an inaccurate classification was supposedly suspected. In a recently amended complaint, the estate representative named a CP affiliate, Soo Line Railroad Company ("Soo Line"), and asserts that CP and Soo Line breached terms or warranties allegedly contained in the bill of lading. CP’s motion to dismiss this amended complaint was heard on December 20, 2016 and a decision is pending.
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
Lac-Mégantic residents and wrongful death representatives commenced a class action and a mass action in Texas and wrongful death and personal injury actions in Illinois and Maine. CP removed all of these lawsuits to federal court, and a federal court thereafter consolidated those cases in Maine. These actions generally charge CP with misclassification and mis-packaging (that is, using inappropriate DOT-111 tank cars) negligence. On CP's motion, the Maine court dismissed all wrongful death and personal injury actions on several grounds on September 28, 2016. The plaintiffs’ subsequent motion for reconsideration was denied on January 9, 2017. The plaintiffs filed a notice of appeal on January 19, 2017. The appeal has yet to be docketed by the appellate court. Once docketed, and if not dismissed by the appellate court on its own motion, CP will file a motion to dismiss the appeal. If the ruling is upheld on appeal these cases will be litigated, if anywhere, in Canada. As previously mentioned, many of these plaintiffs had previously opted-out of the Quebec Class Action in order to bring their claims in the United States. CP brought a motion on December 1, 2016 to seek a declaration from the Quebec Superior Court that the plaintiffs who had opted out were precluded from opting back into the Quebec Class Action. CP’s motion was successful. Accordingly, if these plaintiffs seek to sue CP, they would have to do so in Quebec in individual actions (they could also join their individual claims in the same individual action).
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
On April 12, 2016, the Trustee (the “WD Trustee”) for a wrongful death trust (the “WD Trust”), as defined and established under the confirmed Plans, sued CP in North Dakota federal court, asserting Carmack Amendment claims. The WD Trustee maintains that the estate representative assigned Carmack Amendment claims to the WD Trustee. The Plan supposedly gave the estate representative Carmack Amendment assignment rights. The WD Trustee seeks to recover amounts for damaged rail cars (approximately $6 million), and the settlement amounts the consignor (i.e., the shipper, the World Fuel Entities) and the consignee (Irving Oil) paid to the bankruptcy estates, alleged to be $110 million and $60 million, respectively. The WD Trustee maintains that Carmack Amendment liability extends beyond lading losses to cover all derailment related damages suffered by the World Fuel Entities or Irving Oil. CP disputes this interpretation of Carmack Amendment exposure and maintains that CP’s tariffs preclude anything except a minimal recovery. CP brought a motion to dismiss the Carmack Amendment claims. On March 24, 2017 the federal court in North Dakota dismissed, with prejudice, these claims. The court determined the claims asserted by the WD Trustee were brought too late. On March 28, 2017, the WD Trustee filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. The appeal is pending.
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
The expense included in “Purchased services and other” for the three months ended March 31, 2017 was $1 million (three months ended March 31, 2016 - $1 million). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at March 31, 2017 was $89 million (December 31, 2016 - $85 million). Payments are expected to be made over 10 years through 2026.

12 Condensed consolidating financial information

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

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,089	$474	$—	$1,563
Non-freight	—	32	93	(85)	40
Total revenues	—	1,121	567	(85)	1,603
Operating expenses
Compensation and benefits	—	124	108	1	233
Fuel	—	132	38	—	170
Materials	—	34	9	6	49
Equipment rents	—	36	—	—	36
Depreciation and amortization	—	109	57	—	166
Purchased services and other	—	208	162	(92)	278
Total operating expenses	—	643	374	(85)	932
Operating income	—	478	193	—	671
Less:
Other income and charges	(20)	(7)	(1)	—	(28)
Net interest expense (income)	2	125	(7)	—	120
Income before income tax expense and equity in net earnings of subsidiaries	18	360	201	—	579
Less: Income tax expense	1	98	49	—	148
Add: Equity in net earnings of subsidiaries	414	152	—	(566)	—
Net income	$431	$414	$152	$(566)	$431

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,097	$451	$—	$1,548
Non-freight	—	33	96	(86)	43
Total revenues	—	1,130	547	(86)	1,591
Operating expenses
Compensation and benefits	—	201	126	2	329
Fuel	—	103	22	—	125
Materials	—	38	10	8	56
Equipment rents	—	54	(9)	—	45
Depreciation and amortization	—	107	55	—	162
Purchased services and other	—	136	181	(96)	221
Total operating expenses	—	639	385	(86)	938
Operating income	—	491	162	—	653
Less:
Other income and charges	(69)	(138)	26	—	(181)
Net interest (income) expense	(1)	131	(6)	—	124
Income before income tax expense and equity in net earnings of subsidiaries	70	498	142	—	710
Less: Income tax expense	9	111	50	—	170
Add: Equity in net earnings of subsidiaries	479	92	—	(571)	—
Net income	$540	$479	$92	$(571)	$540

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$431	$414	$152	$(566)	$431
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	45	(40)	—	5
Change in derivatives designated as cash flow hedges	—	5	—	—	5
Change in pension and post-retirement defined benefit plans	—	36	2	—	38
Other comprehensive income (loss) before income taxes	—	86	(38)	—	48
Income tax expense on above items	—	(17)	(1)	—	(18)
Equity accounted investments	30	(39)	—	9	—
Other comprehensive income (loss)	30	30	(39)	9	30
Comprehensive income	$461	$444	$113	$(557)	$461

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$540	$479	$92	$(571)	$540
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	310	(273)	—	37
Change in derivatives designated as cash flow hedges	—	(47)	—	—	(47)
Change in pension and post-retirement defined benefit plans	—	45	2	—	47
Other comprehensive income (loss) before income taxes	—	308	(271)	—	37
Income tax expense on above items	—	(41)	—	—	(41)
Equity accounted investments	(4)	(271)	—	275	—
Other comprehensive loss	(4)	(4)	(271)	275	(4)
Comprehensive income (loss)	$536	$475	$(179)	$(296)	$536

Interim Condensed Consolidating Balance Sheets
As at March 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$83	$118	$—	$201
Accounts receivable, net	—	447	184	—	631
Accounts receivable, inter-company	92	152	194	(438)	—
Short-term advances to affiliates	500	513	4,167	(5,180)	—
Materials and supplies	—	167	34	—	201
Other current assets	—	52	25	—	77
	592	1,414	4,722	(5,618)	1,110
Long-term advances to affiliates	1	—	90	(91)	—
Investments	—	40	143	—	183
Investments in subsidiaries	8,882	10,404	—	(19,286)	—
Properties	—	8,763	7,898	—	16,661
Goodwill and intangible assets	—	—	200	—	200
Pension asset	—	1,165	—	—	1,165
Other assets	—	69	9	—	78
Deferred income taxes	11	—	—	(11)	—
Total assets	$9,486	$21,855	$13,062	$(25,006)	$19,397
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$73	$804	$271	$—	$1,148
Accounts payable, inter-company	17	281	140	(438)	—
Short-term advances from affiliates	4,358	813	9	(5,180)	—
Long-term debt maturing within one year	—	31	—	—	31
	4,448	1,929	420	(5,618)	1,179
Pension and other benefit liabilities	—	656	74	—	730
Long-term advances from affiliates	—	91	—	(91)	—
Other long-term liabilities	—	96	131	—	227
Long-term debt	—	8,529	54	—	8,583
Deferred income taxes	—	1,672	1,979	(11)	3,640
Total liabilities	4,448	12,973	2,658	(5,720)	14,359
Shareholders’ equity
Share capital	2,036	1,037	5,891	(6,928)	2,036
Additional paid-in capital	42	1,637	300	(1,937)	42
Accumulated other comprehensive (loss) income	(1,769)	(1,770)	672	1,098	(1,769)
Retained earnings	4,729	7,978	3,541	(11,519)	4,729
	5,038	8,882	10,404	(19,286)	5,038
Total liabilities and shareholders’ equity	$9,486	$21,855	$13,062	$(25,006)	$19,397

Condensed Consolidating Balance Sheets
As At December 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$100	$64	$—	$164
Accounts receivable, net	—	435	156	—	591
Accounts receivable, inter-company	90	113	206	(409)	—
Short-term advances to affiliates	500	692	4,035	(5,227)	—
Materials and supplies	—	150	34	—	184
Other current assets	—	38	32	—	70
	590	1,528	4,527	(5,636)	1,009
Long-term advances to affiliates	1	—	91	(92)	—
Investments	—	47	147	—	194
Investments in subsidiaries	8,513	10,249	—	(18,762)	—
Properties	—	8,756	7,933	—	16,689
Goodwill and intangible assets	—	—	202	—	202
Pension asset	—	1,070	—	—	1,070
Other assets	1	48	8	—	57
Deferred income taxes	11	—	—	(11)	—
Total assets	$9,116	$21,698	$12,908	$(24,501)	$19,221
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$73	$945	$304	$—	$1,322
Accounts payable, inter-company	14	292	103	(409)	—
Short-term advances from affiliates	4,403	816	8	(5,227)	—
Long-term debt maturing within one year	—	25	—	—	25
	4,490	2,078	415	(5,636)	1,347
Pension and other benefit liabilities	—	658	76	—	734
Long-term advances from affiliates	—	92	—	(92)	—
Other long-term liabilities	—	152	132	—	284
Long-term debt	—	8,605	54	—	8,659
Deferred income taxes	—	1,600	1,982	(11)	3,571
Total liabilities	4,490	13,185	2,659	(5,739)	14,595
Shareholders’ equity
Share capital	2,002	1,037	5,823	(6,860)	2,002
Additional paid-in capital	52	1,638	298	(1,936)	52
Accumulated other comprehensive (loss) income	(1,799)	(1,799)	712	1,087	(1,799)
Retained earnings	4,371	7,637	3,416	(11,053)	4,371
	4,626	8,513	10,249	(18,762)	4,626
Total liabilities and shareholders’ equity	$9,116	$21,698	$12,908	$(24,501)	$19,221

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$63	$85	$264	$(101)	$311
Investing activities
Additions to properties	—	(109)	(121)	—	(230)
Proceeds from sale of properties and other assets	—	1	2	—	3
Advances to affiliates	(152)	—	(134)	286	—
Capital contributions to affiliates	—	(68)	—	68	—
Other	—	5	—	—	5
Cash used in investing activities	(152)	(171)	(253)	354	(222)
Financing activities
Dividends paid	(73)	(73)	(28)	101	(73)
Issuance of share capital	—	—	68	(68)	—
Issuance of CP Common Shares	28	—	—	—	28
Repayment of long-term debt, excluding commercial paper	—	(5)	—	—	(5)
Advances from affiliates	134	149	3	(286)	—
Cash provided by (used in) financing activities	89	71	43	(253)	(50)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(2)	—	—	(2)
Cash position
(Decrease) increase in cash and cash equivalents	—	(17)	54	—	37
Cash and cash equivalents at beginning of period	—	100	64	—	164
Cash and cash equivalents at end of period	$—	$83	$118	$—	$201

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$23	$51	$198	$(54)	$218
Investing activities
Additions to properties	—	(132)	(146)	—	(278)
Proceeds from sale of properties and other assets	—	57	3	—	60
Advances to affiliates	—	(35)	—	35	—
Capital contributions to affiliates	—	(9)	—	9	—
Repurchase of share capital from affiliates	—	6	—	(6)	—
Cash used in investing activities	—	(113)	(143)	38	(218)
Financing activities
Dividends paid	(54)	(54)	—	54	(54)
Issuance of share capital	—	—	9	(9)	—
Return of share capital to affiliates	—	—	(6)	6	—
Issuance of CP Common Shares	5	—	—	—	5
Repayment of long-term debt, excluding commercial paper	—	(4)	(7)	—	(11)
Advances from affiliates	26	—	9	(35)	—
Other	—	(2)	—	—	(2)
Cash (used in) provided by financing activities	(23)	(60)	5	16	(62)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(4)	(13)	—	(17)
Cash position
(Decrease) increase in cash and cash equivalents	—	(126)	47	—	(79)
Cash and cash equivalents at beginning of year	—	502	148	—	650
Cash and cash equivalents at end of year	$—	$376	$195	$—	$571

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three months ended March 31, 2017 in Item 1. Financial Statements, the Company's 2016 Annual Report on Form 10-K, and other information in this report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

For purposes of this report, all references herein to “CP,” “the Company,” “we,” “our” and “us” refer to CPRL, CPRL and its subsidiaries, CPRL and one or more of its subsidiaries, or one or more of CPRL's subsidiaries, as the context may require.

Available Information

CP makes available on or through its website www.cpr.ca free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Also, filings made pursuant to Section 16 of the Securities Exchange Act of 1934 (“Exchange Act”) with the SEC by our executive officers, directors and other reporting persons with respect to the Company's Common Shares are made available free of charge, through our website. Our website also contains charters for our Board of Directors and each of its committees, our corporate governance guidelines and our Code of Business Ethics. SEC filings made by CP are also accessible through the SEC’s website at www.sec.gov. The information on our website is not part of this quarterly report on Form 10-Q.

The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as an Exhibit to this report.

Executive Summary

First Quarter 2017 Results

•
Financial performance – In the first quarter of 2017, CP reported Diluted earnings per share ("EPS") of $2.93 down 17% compared to the Diluted EPS of $3.51 for the same period in 2016. The decrease in reported Diluted EPS was primarily due to a reduced foreign exchange ("FX") gain on U.S. dollar-denominated debt in 2017 as compared to 2016. Adjusted diluted EPS was $2.50 in the first quarter of 2017, unchanged from the first quarter of 2016, due to improved performance and lower shares outstanding offsetting a $51 million reduction in gain on land sales.

CP's operating ratio improved by 80 basis points in the first quarter of 2017 to 58.1% from 58.9% in the same period in 2016. The operating ratio in the first quarter of 2017 includes a $51 million recovery associated with management transition. Adjusted operating ratio, which excludes this recovery, increased by 240 basis points in the first quarter of 2017 to 61.3%. No adjustment was made to operating ratio in 2016.

Adjusted diluted EPS and Adjusted operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Operating revenues – Total operating revenues increased by 1% in the first quarter of 2017 to $1,603 million from $1,591 million in the same period in 2016.

•
Operating performance – CP’s continued focus on asset utilization and network investments resulted in incremental improvements to CP’s key operating metrics. CP’s average train weight increased by 2% and average train length increased by 1%. CP's workforce decreased by 5% to 11,829 people. Average terminal dwell increased by 3%, average train speed decreased by 5% and fuel efficiency deteriorated by 1% primarily due to harsher weather conditions. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2017 Outlook

For the full year 2017, CP expects Adjusted diluted EPS growth to be in the high single-digit percentages from full-year 2016 Adjusted diluted EPS of $10.29, excluding the impacts of any future share repurchases and CEO transition cost recoveries in 2017 of $39 million after tax ($51 million before tax). CP assumes that, in 2017, the Canadian-to-U.S. dollar exchange rate will be in the range of $1.30 to $1.35 and the average price of the West Texas Intermediate ("WTI") crude oil will be approximately U.S. $45 to $55 per barrel. The Company expects a normalized income tax rate of approximately 26.50% for 2017. To further enhance safety and fluidity of the network, CP also plans to invest approximately $1.25 billion in capital programs in 2017, an increase of 6% over the $1.18 billion spent in 2016.

Adjusted diluted EPS is defined and discussed further in Non-GAAP Measures and in Forward-Looking Information of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although CP has provided a forward-

looking non-GAAP measure, it is not practicable to provide a reconciliation to a forward-looking reported diluted EPS, the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredicted transactions of significant value. In past years, CP has recognized significant asset impairment charges and management transition costs related to senior executives. These or other similar, large unforeseen transactions affect diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the Canadian-to-U.S. dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the foreign exchange impact of translating the Company’s U.S. dollar denominated long-term debt from Adjusted diluted EPS. Please see Forward-Looking Information of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

For the three months ended March 31	2017	2016(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	60,827	62,219	(2)
Train miles (thousands)	7,511	7,930	(5)
Average train weight – excluding local traffic (tons)	8,647	8,480	2
Average train length – excluding local traffic (feet)	7,143	7,103	1
Average terminal dwell (hours)	7.1	6.9	3
Average train speed (miles per hour, or "mph")	22.3	23.4	(5)
Fuel efficiency (U.S. gallons of locomotive fuel consumed /1,000 GTMs)	1.012	1.002	1
Total employees (average)	11,648	12,434	(6)
Total employees (end of period)	11,794	12,443	(5)
Workforce (end of period)	11,829	12,508	(5)
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.89	1.45	30
FRA train accidents per million train-miles	0.85	0.93	(9)
(1) Certain figures have been revised to conform with current presentation or have been updated to reflect new information.

Operations Performance

A GTM is the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for the first quarter of 2017 were 60,827 million, a 2% decrease compared with 62,219 million in the same period of 2016. This decrease was primarily due to improvements in operating efficiency.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles for the first quarter of 2017 decreased by 419 thousand miles, or 5%, compared to the same period of 2016, reflecting continuous improvements in operating efficiency from longer, heavier trains.

Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased in the first quarter of 2017 by 167 tons, or 2%, from the same period of 2016.

The average train length is the sum of each car multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased in the first quarter of 2017 by 40 feet, or 1%, from the same period of 2016.

Both average train weight and length in the first quarter of 2017 benefited from improvements in operating plan efficiency.

The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving in the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell increased by 3% to 7.1 hours in the first quarter of 2017 from 6.9 hours in the same period of 2016.

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

ii) passenger trains; and iii) trains used for repairing track. Average train speed was 22.3 miles per hour in the first quarter of 2017, a decrease of 5%, from 23.4 miles per hour in the same period of 2016.

Average terminal dwell and average train speed changes in the first quarter of 2017 were primarily due to harsher weather conditions coupled with partner railroad outages that impacted fluidity in key corridors resulting in increased congestion and dwell.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs - freight and yard. Fuel efficiency decreased by 1% in the first quarter of 2017 compared to the same period of 2016. This was primarily due to the operational challenges from harsher weather conditions.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time or seasonal employment with CP. The average number of total employees for the first quarter of 2017 was 11,648, a decrease of 786, or 6%, compared with the same period of 2016. The total number of employees as at March 31, 2017 was 11,794, a decrease of 649, or 5% compared with 12,443 as at March 31, 2016.

The workforce is defined as total employees plus contractors and consultants. The Company's total workforce as at March 31, 2017 was 11,829, a decrease of 679, or 5%, compared with 12,508 as at March 31, 2016.

The reductions of total employees and workforce were primarily due to natural attrition and efficient resource management planning.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.89 in the first quarter of 2017, up from 1.45 in the same period of 2016.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 (U.S. $10,500 in 2016) in damage. The FRA train accidents per million train-miles frequency was 0.85 in the first quarter of 2017, down from 0.93 in the same period of 2016.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the first quarter ended March 31, 2017 and the comparative figures in 2016. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2017	2016
Financial Performance
Revenues	$1,603	$1,591
Operating income	671	653
Adjusted operating income(1)	620	653
Net income	431	540
Adjusted income(1)	368	384
Basic EPS	2.94	3.53
Diluted EPS	2.93	3.51
Adjusted diluted EPS(1)	2.50	2.50
Dividends declared per share	0.5000	0.3500
Financial Position
Total assets(2)	$19,397	$19,221
Total long-term obligations(2)(3)	8,661	8,737
Shareholders’ equity(2)	5,038	4,626
Cash provided by operating activities	311	218
Free cash(1)	87	(17)
Financial Ratios
Operating ratio(4)	58.1%	58.9%
Adjusted operating ratio(1)	61.3%	58.9%
Return on invested capital ("ROIC")(1)	13.4%	14.8%
Adjusted ROIC(1)	13.7%	15.2%

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

(2) 2017 information is as at March 31, 2017 and 2016 information is as at December 31, 2016.
(3) Excludes deferred income taxes: $3,640 million and $3,571 million; and other non-financial deferred liabilities of $879 million and $940 million at March 31, 2017 and December 31, 2016 respectively.
(4) Operating ratio is defined as operating expenses divided by revenues.

Results of Operations

Income

Operating income was $671 million in the first quarter of 2017, an increase of $18 million, or 3%, from $653 million in the same period of 2016. This increase was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP;

•	higher defined benefit pension plan income of $26 million; and

•	efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:

•	the effects of the gain on sale of CP's Arbutus Corridor in 2016 of $50 million;

•	the unfavourable impact of the change in FX of $17 million; and

•	the unfavourable impacts of changes in fuel prices of $15 million.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $620 million in the first quarter of 2017, a decrease of $33 million, or 5%, from $653 million in the same period of 2016. This decrease reflects the same factors discussed above except that Adjusted operating income in 2017 excludes management transition recovery of $51 million.

Net income was $431 million in the first quarter of 2017, a decrease of $109 million, or 20%, from $540 million in the same period of 2016. This decrease was primarily due to a reduced favourable impact of FX translation on U.S. dollar-denominated debt compared to the same period in 2016. This decrease was partially offset by a decrease in income tax expense of $22 million, due to lower taxable earnings in addition to a lower effective income tax rate, and higher operating income.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $368 million in the first quarter of 2017, a decrease of $16 million, or 4%, from $384 million in the same period of 2016. This decrease was due to lower Adjusted operating income, partially offset by a decrease in income tax expense.

Diluted Earnings per Share

Diluted earnings per share was $2.93 in the first quarter of 2017, a decrease of $0.58, or 17%, from $3.51 in the same period of 2016. This decrease was primarily due to lower Net income, partially offset by lower average outstanding shares due to the Company’s share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2.50 in the first quarter of 2017, unchanged from $2.50 in the same period of 2016. This was due to lower Adjusted income being offset by lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 58.1% in the first quarter of 2017, an 80 basis point improvement from 58.9% in the same period of 2016. This improvement was primarily due to:

•	management transition recovery;

•	higher defined benefit pension plan income; and

•	efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by the gain on sale of CP's Arbutus Corridor in 2016 and the unfavourable impacts of changes in fuel prices.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was 61.3% in the first quarter of 2017, a 240 basis points higher than 58.9% in the same period of 2016. This increase was primarily due to the gain on sale of CP's Arbutus Corridor in 2016 and the unfavourable impacts of changes in fuel prices. This was partially offset by higher defined benefit pension plan income and efficiencies generated from improved operating performance and asset utilization.

Return on Invested Capital

ROIC is a measure of how productively the Company uses its long-term capital investments, representing a critical indicator of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 13.4% for the twelve months ended March 31, 2017, a 140 basis point decrease compared to 14.8% for the twelve months ended March 31, 2016. Adjusted ROIC was 13.7% for the twelve months ended March 31, 2017, a 150 basis point decrease compared to the twelve months ended March 31, 2016. These decreases were due to lower income and new debt issued during the third quarter of 2015, partially offset by lower total shareholders' equity, primarily due to the Company's share repurchase program in 2016 and 2015. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. The following tables indicate the average and periodic exchange rates when converting U.S. dollars to Canadian dollars for the three months ended March 31, 2017 and the comparative period in 2016.

Average exchange rates (Canadian dollar/U.S. dollar)	2017	2016
For the three months ended – March 31	$1.32	$1.37

Exchange rates (Canadian dollar/U.S. dollar)	2017	2016
Beginning of quarter – January 1	$1.34	$1.38
End of quarter – March 31	$1.33	$1.30

In the first quarter of 2017, the impact of a stronger Canadian dollar resulted in a decrease in total revenues of $33 million, a decrease in total operating expenses of $16 million and a decrease in interest expense of $4 million from the same period in 2016.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings. The following table indicates the average fuel price for the three months ended March 31, 2017 and the comparative period in 2016.

Average Fuel Price (U.S. dollars per U.S. gallon)	2017	2016
For the three months ended – March 31	$2.11	$1.48

In the first quarter of 2017, the impact of higher fuel prices resulted in an increase in total revenues of $27 million and an increase in total operating expenses of $42 million from the same period in 2016. This includes the impacts of British Columbia (B.C.) and Alberta carbon taxes recovered and paid, on revenues and expenses, respectively.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share Price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange for the three months ended March 31, 2017 and the comparative period in 2016.

Toronto Stock Exchange (in Canadian dollars)	2017	2016
Opening Common Share Price, as at January 1	$191.56	$176.73
Ending Common Share Price, as at March 31	$195.35	$172.55
Change in Common Share Price	$3.79	$(4.18)

New York Stock Exchange (in U.S. dollars)	2017	2016
Opening Common Share Price, as at January 1	$142.77	$127.60
Ending Common Share Price, as at March 31	$146.92	$132.69
Change in Common Share Price	$4.15	$5.09

In the first quarter of 2017, the impact of the change in Common Share price resulted in an increase in stock-based compensation expense of $2 million compared to a decrease of $2 million in the same period in 2016.

The impact of share price on stock-based compensation is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Share Price Impact on Stock-Based Compensation section.

Operating Revenues

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,563	$1,548	$15	1	3
Non-freight revenues (in millions)	40	43	(3)	(7)	(7)
Total revenues (in millions)	$1,603	$1,591	$12	1	3
Carloads (in thousands)	625	614	11	2	N/A
Revenue ton-miles (in millions)	34,212	34,335	(123)	—	N/A
Freight revenue per carload (dollars)	$2,499	$2,520	$(21)	(1)	1
Freight revenue per revenue ton-miles (cents)	4.57	4.51	0.06	1	4
(1) Freight revenues include fuel surcharge revenues of $53 million in 2017, and $26 million in 2016. 2017 and 2016 fuel surcharge revenues include B.C. and Alberta carbon taxes recovered.
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

Freight Revenues

Freight revenues were $1,563 million in the first quarter of 2017, an increase of $15 million, or 1%, from $1,548 million in the same period of 2016. This increase was primarily due to the favourable impact of higher fuel surcharge revenue and higher volumes, as measured by revenue ton-miles ("RTM"), in the Metals, minerals, and consumer products; Potash; and Grain lines of business. This increase was partially offset by the change in FX of $33 million and lower volumes in the remaining lines of business.

RTMs

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the first quarter of 2017 were 34,212 million, a decrease of 123 million, compared with 34,335 million in the same period of 2016. This decrease was primarily due to lower shipments of crude, Canadian grain, Canadian coal, international intermodal, fertilizers, and automotive. This decrease in RTMs was partially offset by increased shipments of frac sand, U.S. grain, potash, fuel oil, U.S. coal, domestic intermodal, and plastics.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through price indices, tariffs and by contract, within agreed-upon guidelines. The Company is also subject to carbon taxation systems in some jurisdictions in which it operates, the costs of which are passed on to the shipper. Freight revenues include fuel surcharge revenues of $53 million for the first quarter of 2017 and $26 million for the same period in 2016. The impact of higher fuel prices resulted in an increase in total revenues of $27 million. These figures include carbon tax recoveries.

Non-freight Revenues

Non-freight revenues were $40 million in the first quarter of 2017, a decrease of $3 million, or 7%, from $43 million in the same period of 2016. This decrease was primarily due to lower leasing revenues following 2016 land sales.

Lines of Business

In the first quarter of 2017, CP revised the grouping of revenues, and aggregated certain lines of business where:

•	“Canadian Grain” and “U.S. Grain” were aggregated into the line of business "Grain";

•	“Chemicals and Plastics” and “Crude” were aggregated into the line of business "Energy, Chemicals and Plastics"; and

•	“Domestic Intermodal" and “International Intermodal” were aggregated into the line of business "Intermodal".

Prior period figures have been aggregated accordingly.

Grain

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$393	$367	$26	7	9
Carloads (in thousands)	107	100	7	7	N/A
Revenue ton-miles (in millions)	9,383	9,255	128	1	N/A
Freight revenue per carload (dollars)	$3,688	$3,658	$30	1	3
Freight revenue per revenue ton-mile (cents)	4.19	3.97	0.22	6	8

Grain revenue was $393 million in the first quarter of 2017, an increase of $26 million, or 7%, from $367 million in the same period of 2016. This increase was primarily due to higher freight rates, increased U.S. grain volumes, and higher fuel surcharge revenue. This increase was offset by the unfavourable impact of the change in FX, and lower Canadian grain volumes. Carloads increased in greater proportion than RTMs due to an increase in U.S. grain, which has a shorter length of haul.

Coal

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$148	$145	$3	2	3
Carloads (in thousands)	70	72	(2)	(3)	N/A
Revenue ton-miles (in millions)	5,123	5,348	(225)	(4)	N/A
Freight revenue per carload (dollars)	$2,096	$2,001	$95	5	5
Freight revenue per revenue ton-mile (cents)	2.88	2.70	0.18	7	7

Coal revenue was $148 million in the first quarter of 2017, an increase of $3 million, or 2%, from $145 million in the same period of 2016. This increase was primarily due to higher U.S. thermal coal shipments and fuel surcharge revenue, partially offset by lower Canadian coal volumes as a result of weather related supply chain challenges, and the unfavourable impact of the change in FX.

Potash

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$98	$82	$16	20	23
Carloads (in thousands)	31	27	4	15	N/A
Revenue ton-miles (in millions)	3,677	3,185	492	15	N/A
Freight revenue per carload (dollars)	$3,130	$3,064	$66	2	4
Freight revenue per revenue ton-mile (cents)	2.67	2.58	0.09	3	6

Potash revenue was $98 million in the first quarter of 2017, an increase of $16 million, or 20%, from $82 million in the same period of 2016. This increase was primarily due to higher volumes, particularly export potash, which has a lower freight revenue per revenue ton-mile, higher freight rates, and higher fuel surcharge revenue. This increase was partially offset by the unfavourable impact of the change in FX.

Fertilizers and Sulphur

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$59	$81	$(22)	(27)	(25)
Carloads (in thousands)	14	16	(2)	(13)	N/A
Revenue ton-miles (in millions)	962	1,167	(205)	(18)	N/A
Freight revenue per carload (dollars)	$4,217	$4,993	$(776)	(16)	(13)
Freight revenue per revenue ton-mile (cents)	6.17	6.93	(0.76)	(11)	(9)

Fertilizers and sulphur revenue was $59 million in the first quarter of 2017, a decrease of $22 million, or 27%, from $81 million in the same period of 2016. This decrease was primarily due to lower volumes, particularly fertilizers, which have a higher freight revenue per revenue ton-mile, and the unfavourable impact of the change in FX. This decrease was partially offset by higher fuel surcharge revenue. The decrease in freight revenue per revenue ton-mile is primarily due to the lower fertilizer volumes.

Forest Products

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$67	$71	$(4)	(6)	(3)
Carloads (in thousands)	16	17	(1)	(6)	N/A
Revenue ton-miles (in millions)	1,102	1,157	(55)	(5)	N/A
Freight revenue per carload (dollars)	$4,128	$4,216	$(88)	(2)	1
Freight revenue per revenue ton-mile (cents)	6.11	6.17	(0.06)	(1)	2

Forest products revenue was $67 million in the first quarter of 2017, a decrease of $4 million, or 6%, from $71 million in the same period of 2016. This decrease was due to lower volumes, particularly of pulp and paper products, and the unfavourable impact of the change in FX. This decrease was partially offset by higher freight rates, and higher fuel surcharge revenue.

Energy, Chemicals and Plastics

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$227	$265	$(38)	(14)	(11)
Carloads (in thousands)	67	71	(4)	(6)	N/A
Revenue ton-miles (in millions)	5,340	6,122	(782)	(13)	N/A
Freight revenue per carload (dollars)	$3,412	$3,753	$(341)	(9)	(6)
Freight revenue per revenue ton-mile (cents)	4.25	4.33	(0.08)	(2)	1

Energy, chemicals and plastics revenue was $227 million in the first quarter of 2017, a decrease of $38 million, or 14%, from $265 million in the same period of 2016. This decrease was primarily due to a decline in crude volumes, and the unfavourable impact of the change in FX. This decrease was partially offset by increased fuel oil and plastics shipments, and higher fuel surcharge revenue. Freight revenue per revenue ton-mile declined in lower proportion than freight revenue per carload due to shorter average length of haul for crude, associated with reduced traffic from the Bakken to the northeast U.S.

Metals, Minerals and Consumer Products

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$170	$133	$37	28	32
Carloads (in thousands)	60	45	15	33	N/A
Revenue ton-miles (in millions)	2,560	1,807	753	42	N/A
Freight revenue per carload (dollars)	$2,851	$2,977	$(126)	(4)	(1)
Freight revenue per revenue ton-mile (cents)	6.63	7.38	(0.75)	(10)	(7)

Metals, minerals and consumer products revenue was $170 million in the first quarter of 2017, an increase of $37 million, or 28%, from $133 million in the same period of 2016. This increase was primarily due to higher volumes of frac sand and aggregates traffic, and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile is primarily due to higher volumes of frac sand, which have a lower freight revenue per revenue ton-mile.

Automotive

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$76	$91	$(15)	(16)	(14)
Carloads (in thousands)	27	33	(6)	(18)	N/A
Revenue ton-miles (in millions)	340	417	(77)	(18)	N/A
Freight revenue per carload (dollars)	$2,792	$2,754	$38	1	5
Freight revenue per revenue ton-mile (cents)	22.29	21.75	0.54	2	6

Automotive revenue was $76 million in the first quarter of 2017, a decrease of $15 million, or 16%, from $91 million in the same period of 2016. This decrease was primarily due to declines in volume and the unfavourable impact of the change in FX, partially offset by higher fuel surcharge revenue. The increase in freight revenue per revenue ton-mile was primarily due to decreased volumes in business with lower freight rates.

Intermodal

For the three months ended March 31	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$325	$313	$12	4	5
Carloads (in thousands)	233	233	—	—	N/A
Revenue ton-miles (in millions)	5,725	5,877	(152)	(3)	N/A
Freight revenue per carload (dollars)	$1,391	$1,338	$53	4	5
Freight revenue per revenue ton-mile (cents)	5.66	5.32	0.34	6	8

Intermodal revenue was $325 million in the first quarter of 2017, an increase of $12 million, or 4%, from $313 million in the same period of 2016. This increase reflected higher freight revenue per revenue ton-mile due to increased domestic traffic, and higher fuel surcharge revenue. This increase was partially offset by lower international volumes associated with the loss of a contract and the unfavourable impact of the change in FX.

Operating Expenses

For the three months ended March 31 (in millions)	2017	2016	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$233	$329	$(96)	(29)	(28)
Fuel	170	125	45	36	39
Materials	49	56	(7)	(13)	(11)
Equipment rents	36	45	(9)	(20)	(18)
Depreciation and amortization	166	162	4	2	4
Purchased services and other	278	221	57	26	29
Total operating expenses	$932	$938	$(6)	(1)	1
(1) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $932 million in the first quarter of 2017, a decrease of $6 million, or 1%, from $938 million in the same period of 2016. This decrease was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP;

•	higher defined benefit pension plan income of $26 million;

•	efficiencies generated from improved operating performance and asset utilization;

•	the favourable impact of the change in FX of $16 million; and

•	lower volume variable expenses as a result of a decrease in workload as measured by GTMs.

This decrease was partially offset by:

•	the effects of the gain on sale of CP's Arbutus Corridor in 2016 of $50 million;

•	the unfavourable impact of $42 million from higher fuel prices;

•	the unfavourable impact of harsher weather conditions;

•	the impact of wage and benefit inflation of approximately 3%; and

•	higher depreciation and amortization of $6 million, primarily due to a higher asset base.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $233 million in the first quarter of 2017, a decrease of $96 million, or 29%, from $329 million in the same period of 2016. This decrease was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP;

•	higher defined benefit pension plan income of $26 million;

•	lower costs achieved through workforce reductions;

•	the favourable impact of the change in FX of $4 million; and

•	lower volume variable expenses as a result of a decrease in workload as measured by GTMs.

This decrease was partially offset by the impact of wage and benefit inflation of approximately 3%.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes, as well as carbon taxes. Fuel expense was $170 million in the first quarter of 2017, an increase of $45 million, or 36%, from $125 million in the same period of 2016. This increase was primarily due to the unfavourable impact of $42 million from higher fuel prices, and reduced fuel efficiency. This increase was partially offset by the favourable impact of the change in FX of $3 million and a reduction in workload, as measured by GTMs.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car and building maintenance and software sustainment. Materials expense was $49 million in the first quarter of 2017, a decrease of $7 million, or 13%, from $56 million in the same period of 2016. This decrease was primarily due to lower car repair costs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $36 million in the first quarter of 2017, a decrease of $9 million, or 20%, from $45 million in the same period of 2016. This decrease was primarily due to the net reduction of freight car rental expenses with other railroads, and the returns and renewals of other leased equipment at lower prices.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $166 million in the first quarter of 2017, an increase of $4 million, or 2%, from $162 million in the same period of 2016. This increase was primarily due to a higher depreciable asset base, partially offset by the favourable impact of the change in FX of $2 million.

Purchased Services and Other

For the three months ended March 31 (in millions)	2017	2016(1)	Total change	% Change
Support and facilities	$67	$70	$(3)	(4)
Track and operations	66	65	1	2
Intermodal	47	44	3	7
Equipment	41	44	(3)	(7)
Casualty	20	20	—	—
Property taxes	32	30	2	7
Other	7	1	6	600
Land sales	(2)	(53)	51	(96)
Total Purchased services and other	$278	$221	$57	26
(1) Certain figures have been revised to conform with current presentation.

Purchased services and other expense encompasses a wide range of third-party costs, including contractor and consulting fees, locomotive and freight car repairs performed by third parties, property and other taxes, intermodal pickup and delivery services, casualty expense, expenses for joint facilities, and gains on land sales. Purchased services and other expense was $278 million in the first quarter of 2017, an increase of $57 million, or 26%, from $221 million in the same period of 2016. This increase was primarily due to:

•	lower land sales of $51 million, as discussed further below;

•	higher third-party snow removal services, reported in Track and Operations;

•	a charge related to certain assets held for sale, reported in Other; and

•	higher intermodal expenses related to pickup and delivery and equipment handling services, reported in Intermodal.

This increase was partially offset by the favourable impact of the change in FX of $5 million and lower crew travel and accommodations costs, reported in Track and operations.

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

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income and other non-operating expenditures. Other income and charges was a gain of $28 million in the first quarter of 2017, compared to a gain of $181 million in the same period of 2016, a change of $153 million, or 85%. This decrease was primarily due to lower FX translation gains on U.S. dollar-denominated debt, compared to the same period of 2016, discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $120 million in the first quarter of 2017, a decrease of $4 million, or 3%, from $124 million in the same period of 2016. This decrease was primarily due to the favourable impact from the change in FX of $4 million.

Income Tax Expense

Income tax expense was $148 million in the first quarter of 2017, a decrease of $22 million, or 13%, from $170 million in the same period of 2016. This decrease was due to lower taxable earnings in addition to a lower effective income tax rate.

The effective tax rate in the first quarter of 2017, including discrete items, was 25.60% compared to 23.89% in 2016. The effective tax rate in the first quarter of 2017, excluding discrete items, was 26.50% compared to 27.50% in 2016.

The Company expects an annualized effective tax rate in 2017 of approximately 26.50%. The Company’s 2017 outlook for its normalized income tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2016 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the Contractual Commitments section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its Cash and cash equivalents, its bilateral letters of credit, and its revolving credit facility.

As at March 31, 2017, the Company had $201 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facilities and up to $188 million available under its letters of credit (December 31, 2016 - $164 million of Cash and cash equivalents, U.S. $2.0 billion available under revolving credit facilities and up to $280 million available under its letters of credit).

As at March 31, 2017, the Company's U.S. $2.0 billion revolving credit facility, which includes a U.S. $1.0 billion five-year portion and U.S. $1.0 billion one-year plus one-year term-out portion, was undrawn (December 31, 2016 - undrawn). The Company did not draw from its revolving credit facility during the three months ended March 31, 2017. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at March 31, 2017, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. At March 31, 2017, total commercial paper borrowings were $nil (December 31, 2016 - $nil).

As at March 31, 2017, under its bilateral letters of credit facility, the Company had letters of credit drawn of $312 million from a total available amount of $500 million. This compares to letters of credit drawn of $320 million from a total available amount of $600 million as at December 31, 2016. Under the bilateral letters of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. Collateral provided may include highly liquid investments purchased three months or less from maturity and is stated at cost, which approximates market value. As at March 31, 2017, the Company had posted $nil in collateral on the bilateral letter of credit facilities (December 31, 2016 - $nil).

The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $311 million in the first quarter of 2017, an increase of $93 million compared to $218 million in the same period of 2016. This increase was primarily due to lower outflow in non-cash working capital, primarily as a result of the timing of payments to other railroads and payroll, partially offset by the timing of account receivable collection in the first quarter of 2017 compared to the first quarter of 2016.

Investing Activities

Cash used in investing activities was $222 million in the first quarter of 2017, an increase of $4 million from $218 million in the same period of 2016. This increase was primarily due to lower proceeds from the sale of properties in the first quarter of 2017, partially offset by lower property additions.

Financing Activities

Cash used in financing activities was $50 million in the first quarter of 2017, a decrease of $12 million from $62 million in the same period of 2016. This decrease was primarily due to the higher issuance of CP Common Shares and lower repayment of long-term debt in 2017, partially offset by increased dividends paid in the first quarter of 2017 compared to the same period of 2016.

Interest Coverage Ratio

For the twelve months ended March 31, 2017, the Company’s interest coverage ratio was 5.3, compared with 6.1 for the twelve months ended March 31, 2016. This decrease was primarily due to a year over year decrease in Earnings before interest and tax ("EBIT") and an increase in interest expense compared to the same period of 2016.

Excluding significant items from EBIT, Adjusted interest coverage ratio was 5.4 for the twelve months ended March 31, 2017, compared with 6.2 for the twelve months ended March 31, 2016. This decrease was primarily due to a year over year decrease in Adjusted EBIT and an increase in interest expense compared to the same period of 2016. Interest coverage ratio, Adjusted interest coverage ratio, EBIT, Adjusted EBIT, and significant items are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As at March 31, 2017, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's"), Moody's Investor Service ("Moody's"), and Dominion Bond Rating Service Limited ("DBRS") remain unchanged from December 31, 2016.

Credit ratings as at March 31, 2017(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended March 31, 2017 and 2016 was 2.9 and 2.6, respectively. This increase was primarily due to higher Adjusted net debt partially due to a lower ending cash balance as at March 31, 2017 compared to March 31, 2016. Adjusted net debt to Adjusted EBITDA ratio and Adjusted income are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Free Cash

CP generated positive Free cash of $87 million in the first quarter of 2017, an increase of $104 million from negative Free cash of $17 million in the same period of 2016. The increase in Free cash was primarily due to a lower outflow in working capital compared to the same period in 2016. Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Capital additions were $230 million in the first quarter of 2017, a decrease of $48 million compared to the same period of 2016. Free cash is defined and reconciled in the Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Share Capital

At April 18, 2017, the latest practicable date, there were 146,694,793 Common Shares and no preferred shares issued and outstanding, which consists of 14,875 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At April 18, 2017, 1.6 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.5 million options available to be issued by the Company’s MSOIP in the future.

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

Adjusted Performance Measures

The Company uses Adjusted income, Adjusted diluted earnings per share, Adjusted operating income and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first quarter of 2017, there were two significant items included in Net income as follows:

•	management transition recovery of $51 million related to the retirement of Mr. E. Hunter Harrison as CEO of CP ($39 million after deferred tax) that favourably impacted Diluted EPS by 27 cents; and

•	a net non-cash gain of $28 million ($24 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt that favourably impacted Diluted EPS by 16 cents.

In 2016, there were two significant items included in Net income as follows:

•	in the third quarter, a $25 million expense ($18 million after current tax) related to a legal settlement that unfavourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $79 million ($68 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $74 million loss ($64 million after deferred tax) that unfavourably impacted Diluted EPS by 43 cents;

•	in the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents;

•	in the second quarter, a $18 million gain ($16 million after deferred tax) that favourably impacted Diluted EPS by 10 cents; and

•	in the first quarter, a $181 million gain ($156 million after deferred tax) that favourably impacted Diluted EPS by $1.01.

In the nine months ended December 31, 2015, there were four significant items included in Net income as follows:

•	in the third quarter, a $68 million gain ($42 million after current tax) related to the sale of Delaware & Hudson South ("D&H South") that favourably impacted Diluted EPS by 26 cents;

•	in the third quarter, a $47 million charge ($35 million after deferred tax) related to the early redemption premium on notes that unfavourably impacted Diluted EPS by 22 cents;

•
in the second quarter, a deferred income tax expense of $23 million as a result of the change in the Alberta provincial corporate income tax rate that unfavourably impacted Diluted EPS by 14 cents; and

•	during the nine months ended December 31, 2015, a net non-cash loss of $233 million ($202 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $115 million loss ($100 million after deferred tax) that unfavourably impacted Diluted EPS by 64 cents;

•	in the third quarter, a $128 million loss ($111 million after deferred tax) that unfavourably impacted Diluted EPS by 69 cents; and

•	in the second quarter, a $10 million gain ($9 million after deferred tax) that favourably impacted Diluted EPS by 5 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2017 and 2016:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

	For the three months ended March 31
(in millions)	2017	2016
Net income as reported	$431	$540
Less significant items (pretax):
Management transition recovery	51	—
Impact of FX translation on U.S. dollar-denominated debt	28	181
Tax effect of adjustments(1)	16	25
Adjusted income	$368	$384
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the effective tax rate for each of the above items for the periods presented.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended March 31
	2017	2016
Diluted earnings per share as reported	$2.93	$3.51
Less significant items:
Management transition recovery	0.35	—
Impact of FX translation on U.S. dollar-denominated debt	0.19	1.17
Tax effect of adjustments(1)	0.11	0.16
Adjusted diluted earnings per share	$2.50	$2.50
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the effective tax rate for each of the above items for the periods presented.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended March 31
(in millions)	2017	2016
Operating income as reported	$671	$653
Less significant item:
Management transition recovery	51	—
Adjusted operating income	$620	$653

Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the three months ended March 31
	2017	2016
Operating ratio as reported	58.1%	58.9%
Less significant item:
Management transition recovery	(3.2)%	—%
Adjusted operating ratio	61.3%	58.9%

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

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended March 31
(in millions, except for percentages)	2017	2016
Operating income	$2,596	$2,729
Less:
Other income and charges	108	81
Tax(1)	654	760
	$1,834	$1,888
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$13,698	$12,786
ROIC	13.4%	14.8%
(1) Tax was calculated at the annualized effective tax rate of 26.27% for 2017 and 28.69% for 2016 for each of the above items for the periods presented.

	For the twelve months ended March 31
(in millions, except for percentages)	2017	2016
Operating income	$2,596	$2,729
Less significant items:
Management transition recovery	51	—
Gain on sale of D&H South	—	68
Adjusted operating income	2,545	2,661
Less:
Other income and charges	108	81
Add significant items (pretax):
Legal settlement charge	25	—
Impact of FX translation on U.S. dollar-denominated debt	74	52
Early redemption premium on notes	—	47
Less:
Tax(1)	657	735
	$1,879	$1,944
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$13,698	$12,786
Adjusted ROIC	13.7%	15.2%
(1) Tax was calculated at the adjusted annualized effective tax rate of 25.91% for 2017 and 27.44% for 2016 for each of the above items for the periods presented.

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended March 31
(in millions)	2017	2016
Cash provided by operating activities	$311	$218
Cash used in investing activities	(222)	(218)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(2)	(17)
Free cash(1)	$87	$(17)
(1) The definition of Free cash has been revised to exclude the deduction of dividends paid. As a result of this change, Free cash was increased by $54 million for the three months ended March 31, 2016.

FX Adjusted Variance

FX adjusted variance allows certain financial results to be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons in the analysis of trends in business performance. Financial result variances at constant currency are obtained by translating the comparable period of the prior year results denominated in U.S. dollars at the foreign exchange rates of the current period. FX adjusted variances are discussed in Operating Revenues and Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions)	Reported 2017	Reported 2016	Variance due to FX	FX Adjusted 2016	FX Adjusted % Change
Freight revenues	$1,563	$1,548	$(33)	$1,515	3
Non-freight revenues	40	43	—	43	(7)
Total revenues	1,603	1,591	(33)	1,558	3
Compensation and benefits	233	329	(4)	325	(28)
Fuel	170	125	(3)	122	39
Materials	49	56	(1)	55	(11)
Equipment rents	36	45	(1)	44	(18)
Depreciation and amortization	166	162	(2)	160	4
Purchased services and other	278	221	(5)	216	29
Total operating expenses	932	938	(16)	922	1
Operating income	$671	$653	$(17)	$636	6

Reconciliation of Net Income to EBIT, Adjusted EBIT and Adjusted EBITDA

EBIT is calculated as Operating income, less Other income and charges. Adjusted EBIT excludes significant items reported in Operating income and Other income and charges. Adjusted EBITDA is calculated as Adjusted EBIT plus Depreciation and amortization, net periodic pension and other benefit cost other than current service costs, and operating lease expense.

	For the twelve months ended March 31
(in millions)	2017	2016
Net income as reported	$1,490	$1,572
Add:
Net interest expense	467	433
Income tax expense	531	643
EBIT	2,488	2,648
Less significant items (pretax):
Management transition recovery	51	—
Gain on sale of D&H South	—	68
Legal settlement charge	(25)	—
Impact of FX translation on U.S. dollar- denominated debt	(74)	(52)
Early redemption premium on notes	—	(47)
Adjusted EBIT	2,536	2,679
Less:
Net periodic pension and other benefit cost other than current service costs	191	98
Operating lease expense	(106)	(118)
Depreciation and amortization	(644)	(611)
Adjusted EBITDA	$3,095	$3,310

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

Calculation of Interest Coverage Ratio and Adjusted Interest Coverage Ratio

	For the twelve months ended March 31
(in millions, except for ratios)	2017	2016
EBIT	$2,488	$2,648
Adjusted EBIT	$2,536	$2,679
Net interest expense	$467	$433
Interest coverage ratio	5.3	6.1
Adjusted interest coverage ratio	5.4	6.2

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

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2017	2016
Long-term debt including long term debt maturing within one year as at March 31	8,614	8,453
Less:
Pension plans in deficit	(271)	(290)
Net present value of operating leases(1)	(330)	(396)
Cash and cash equivalents	201	571
Adjusted net debt as at March 31	$9,014	$8,568
(1) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2017	2016
Adjusted net debt as at March 31	$9,014	$8,568
Adjusted EBITDA for the twelve months ended March 31	3,095	3,310
Adjusted net debt to Adjusted EBITDA ratio	2.9	2.6

Off-Balance Sheet Arrangements

Guarantees

At March 31, 2017, the Company had residual value guarantees on operating lease commitments of $30 million, compared to $19 million at December 31, 2016. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at March 31, 2017, the fair value of these guarantees recognized as a liability was $11 million, compared to $5 million at December 31, 2016.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements, as at March 31, 2017.

Payments due by period (in millions)	Total	2017	2018 & 2019	2020 & 2021	2022 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$12,263	$337	$882	$796	$10,248
Long-term debt	8,538	16	1,251	439	6,832
Capital leases	170	9	10	11	140
Operating lease(1)	419	68	119	83	149
Supplier purchase	2,283	429	1,069	183	602
Other long-term liabilities(2)	507	60	107	103	237
Total contractual commitments	$24,180	$919	$3,438	$1,615	$18,208
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $30 million are not included in the minimum payments shown above. Where management believes that CP will be required to make payments under these residual value guarantees, the fair value of these guarantees as at March 31, 2017 of $8 million has been recognized as a liability.
(2) Includes expected cash payments for restructuring, environmental remediation, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits and long-term disability benefits include the anticipated payments for years 2017 to 2026. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at March 31, 2017.

Payments due by period (in millions)	Total	2017	2018 & 2019	2020 & 2021	2022 & beyond
Certain other financial commitments
Letters of credit	$312	$312	$—	$—	$—
Capital commitments	376	306	55	15	—
Total certain other financial commitments	$688	$618	$55	$15	$—

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

Pensions and Other Benefits

Pension Liabilities and Pension Assets

The Company included pension benefit liabilities of $261 million ($263 million as at December 31, 2016) in "Pension and other benefit liabilities" and $10 million ($10 million as at December 31, 2016) in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets at March 31, 2017. The Company also included post-retirement benefits accruals of $382 million ($383 million as at December 31, 2016) in "Pension and other benefit liabilities" and $21 million ($21 million as at December 31, 2016) in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets at March 31, 2017.

The Company included pension benefit assets of $1,165 million in "Pension assets" on the Company’s Interim Consolidated Balance Sheets at March 31, 2017, compared to $1,070 million as at December 31, 2016.

Pension Plan Contributions

The Company made contributions of $12 million to the defined benefit pension plans in the first quarter of 2017, compared with $20 million in the same period of 2016. The Company’s main Canadian defined benefit pension plan accounts for 96% of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010 and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,281 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2016, leaving $469 million of the voluntary prepayments still available at March 31, 2017 to reduce CP’s pension funding requirements in the remainder of 2017 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will apply $50 million of the remaining voluntary prepayments against its 2017 pension funding requirements.

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

Property, Plant and Equipment

The Company follows the group depreciation method under which a single depreciation rate is applied to the total cost in a particular class of property, despite differences in the service life or salvage value of individual properties within the same class. CP performs depreciation studies of each property asset class approximately every three years to update deprecation rates. The studies are conducted by third-party specialists and analyzed and reviewed by the Company's management. Depreciation studies for U.S. assets are reviewed and approved by the Surface Transportation Board (“STB”). Depreciation studies for Canadian assets are provided to the Canadian Transportation Agency (the "Agency"), but the Agency does not approve depreciation rates. In determining appropriate depreciation rates, management is required to make judgements and assumptions about a variety of key factors that are subject to future variability due to inherent uncertainties. These include the following:

Key Assumptions	Assessments
• Whole and remaining asset lives
•
Statistical analysis of historical retirement patterns;
•
Evaluation of management strategy and its impact on operations and the future use of specific property assets;
•
Assessment of technological advances;
•
Engineering estimates of changes in current operations and analysis of historic, current and projected future usage;
•
Additional factors considered for track assets: density of traffic and whether rail is new or has been relaid in a subsequent position;
•
Assessment of policies and practices for the management of assets including maintenance; and
•
Comparison with industry data.

• Salvage values	• Analysis of historical, current and estimated future salvage values.

CP depreciates the cost of properties, net of salvage, on a straight-line basis over the estimated useful life of the class of property.  When depreciable property is retired or otherwise disposed of in the normal course of business, the book value, less net salvage proceeds, is charged to accumulated depreciation and if different than the assumptions under the depreciation study could potentially result in adjusted depreciation expense over a period of years. For certain asset classes, the historical cost of the asset is separately recorded in the Company’s property records. This amount is retired from the property records upon retirement of the asset. For assets for which the historical cost cannot be separately identified the amount of the gross book value to be retired is estimated using either an indexation methodology, whereby the current replacement cost of the asset is indexed to the estimated year of installation for the asset, or a first-in, first-out approach, or statistical analysis is used to determine the age of the retired asset. CP uses indices that closely correlate to the principal costs of the assets.

There are a number of estimates inherent in the depreciation and retirement processes and as it is not possible to precisely estimate each of these variables until a group of property is completely retired, CP regularly monitors the estimated service lives of assets and the associated accumulated depreciation for each asset class to ensure depreciation rates are appropriate. If the recorded amounts of accumulated depreciation are greater or less than the amounts indicated by the depreciation studies then the excess or deficit is amortized as a component of depreciation expense over the remaining service lives of the applicable asset classes.

For the sale or retirement of larger groups of depreciable assets that are unusual and were not considered in the Company’s depreciation studies, CP records a gain or loss for the difference between net proceeds and net book value of the assets sold or retired. The accumulated depreciation to be retired includes assets specific accumulated depreciation, when known, and an appropriate portion of the accumulated depreciation recorded for the relevant asset class as a whole, calculated using a cost-based allocation.

Revisions to the estimated useful lives and net salvage projections constitute a change in accounting estimate and are addressed prospectively by amending depreciation rates. It is anticipated that there will be changes in the estimates of weighted average useful lives and net salvage for each property asset class as assets are acquired, used and retired. Substantial changes in either the useful lives of properties or the salvage assumptions could result in significant changes to depreciation expense. For example, if the estimated average life of track assets, including rail, ties, ballast and other track material, increased (or decreased) by one year, annual depreciation expense would decrease (or increase) by approximately $6 million.

Deferred Income Taxes

A deferred income tax expense of $67 million was included in "Income tax expense" for the first quarter of 2017 and $93 million was included in "Income tax expense" for the same period of 2016. The decrease in deferred income tax expense in 2017 was primarily due to lower pretax earnings and a lower effective tax rate.

At March 31, 2017, deferred income tax liabilities of $3,640 million were recorded as a long-term liability and are composed largely of temporary differences related to accounting for properties, compared to $3,571 million as at December 31, 2016.

Legal and Personal Injury Liabilities

Provisions for incidents, claims and litigation charged to income, which were included in "Purchased services and other" expense, amounted to $19 million in the first quarter of 2017 compared with $20 million for the same period of 2016.

Forward-Looking Information

This MD&A and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. These forward-looking statements include, but are not limited to, statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes and pension contributions, and capital expenditures. Forward-looking information typically contains statements with words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided guidance using non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure, due to unknown variables and uncertainty related to future results as described above under the heading "2017 Outlook" of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this MD&A. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2016 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three months ended March 31, 2017 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2016 Annual Report on Form 10-K other than foreign exchange risk and share price impact on stock-based compensation discussed below:

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

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at March 31, 2017, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated U.S. dollar-denominated long-term debt causes additional impacts on earnings in Other income and charges. For further information, please refer to Item 8. Financial Statements and Supplementary Data, Note 17 Financial Instruments, in CP's 2016 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.3 million to $0.5 million based on information available at March 31, 2017. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Share based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2017, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 11 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1*
Compensation letter dated February 14, 2017, between the Company and Nadeem Velani (incorporated by reference to Exhibit 10.1 Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017, File No. 001-01342).

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

The following financial information from Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first quarters ended March 31, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the first quarters ended March 31, 2017 and 2016; (iii) the Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the first quarters ended March 31, 2017 and 2016; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first quarters ended March 31, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement
**Filed with this Statement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ NADEEM VELANI
Nadeem Velani
Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: April 19, 2017