Form 10-Q
period 2017-06-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2017-07-20
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 18, 2017, there were 146,084,032 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2017	2016	2017	2016
Revenues
Freight	$1,598	$1,406	$3,161	$2,954
Non-freight	45	44	85	87
Total revenues	1,643	1,450	3,246	3,041
Operating expenses
Compensation and benefits (Note 11)	277	284	510	613
Fuel	160	131	330	256
Materials	48	38	97	94
Equipment rents	37	44	73	89
Depreciation and amortization	165	161	331	323
Purchased services and other (Note 4)	277	241	555	462
Total operating expenses	964	899	1,896	1,837

Operating income	679	551	1,350	1,204
Less:
Other income and charges (Note 5)	(61)	(9)	(89)	(190)
Net interest expense	122	115	242	239
Income before income tax expense	618	445	1,197	1,155
Income tax expense (Note 6)	138	117	286	287
Net income	$480	$328	$911	$868

Earnings per share (Note 7)
Basic earnings per share	$3.28	$2.16	$6.22	$5.70
Diluted earnings per share	$3.27	$2.15	$6.20	$5.67

Weighted-average number of shares (millions) (Note 7)
Basic	146.5	151.7	146.5	152.3
Diluted	146.9	152.6	147.0	153.2

Dividends declared per share	$0.5625	$0.5000	$1.0625	$0.8500
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Net income	$480	$328	$911	$868
Net gain in foreign currency translation adjustments, net of hedging activities	14	3	19	40
Change in derivatives designated as cash flow hedges	4	(29)	9	(76)
Change in pension and post-retirement defined benefit plans	37	43	75	90
Other comprehensive income before income taxes	55	17	103	54
Income tax expense on above items	(26)	(7)	(44)	(48)
Other comprehensive income (Note 3)	29	10	59	6
Comprehensive income	$509	$338	$970	$874
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2017	2016
Assets
Current assets
Cash and cash equivalents	$238	$164
Accounts receivable, net	604	591
Materials and supplies	192	184
Other current assets	85	70
	1,119	1,009
Investments	186	194
Properties	16,703	16,689
Goodwill and intangible assets	195	202
Pension asset	1,261	1,070
Other assets	73	57
Total assets	$19,537	$19,221
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,183	$1,322
Long-term debt maturing within one year (Note 8)	762	25
	1,945	1,347
Pension and other benefit liabilities	729	734
Other long-term liabilities	222	284
Long-term debt	7,660	8,659
Deferred income taxes	3,648	3,571
Total liabilities	14,204	14,595
Shareholders’ equity
Share capital	2,038	2,002
Additional paid-in capital	42	52
Accumulated other comprehensive loss (Note 3)	(1,740)	(1,799)
Retained earnings	4,993	4,371
	5,333	4,626
Total liabilities and shareholders’ equity	$19,537	$19,221
Contingencies (Note 13)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Operating activities
Net income	$480	$328	$911	$868
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	165	161	331	323
Deferred income taxes (Note 6)	24	90	91	183
Pension funding in excess of expense (Note 12)	(59)	(37)	(119)	(79)
Foreign exchange loss (gain) on long-term debt (Note 5)	(67)	(18)	(95)	(199)
Other operating activities, net	(2)	(47)	(87)	(113)
Change in non-cash working capital balances related to operations	70	35	(110)	(253)
Cash provided by operating activities	611	512	922	730
Investing activities
Additions to properties	(346)	(330)	(576)	(608)
Proceeds from sale of properties and other assets (Note 4)	13	11	16	71
Other	—	(2)	5	(2)
Cash used in investing activities	(333)	(321)	(555)	(539)
Financing activities
Dividends paid	(73)	(53)	(146)	(107)
Issuance of CP Common Shares	9	4	37	9
Purchase of CP Common Shares (Note 9)	(142)	(788)	(142)	(788)
Repayment of long-term debt, excluding commercial paper	(9)	(7)	(14)	(18)
Net issuance of commercial paper (Note 8)	—	176	—	176
Settlement of forward starting swaps (Note 10)	(22)	—	(22)	—
Other	—	(1)	—	(3)
Cash used in financing activities	(237)	(669)	(287)	(731)

Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(4)	(1)	(6)	(18)
Cash position
Increase (decrease) in cash and cash equivalents	37	(479)	74	(558)
Cash and cash equivalents at beginning of period	201	571	164	650
Cash and cash equivalents at end of period	$238	$92	$238	$92

Supplemental disclosures of cash flow information:
Income taxes paid	$116	$65	$286	$257
Interest paid	$95	$92	$245	$247
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars, except common share amounts)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2017	146.3	$2,002	$52	$(1,799)	$4,371	$4,626
Net income	—	—	—	—	911	911
Other comprehensive income (Note 3)	—	—	—	59	—	59
Dividends declared	—	—	—	—	(156)	(156)
CP Common Shares repurchased (Note 9)	(0.7)	(10)	—	—	(133)	(143)
Shares issued under stock option plan	0.5	46	(10)	—	—	36
Balance at June 30, 2017	146.1	$2,038	$42	$(1,740)	$4,993	$5,333
Balance at January 1, 2016	153.0	$2,058	$43	$(1,477)	$4,172	$4,796
Net income	—	—	—	—	868	868
Other comprehensive income (Note 3)	—	—	—	6	—	6
Dividends declared	—	—	—	—	(130)	(130)
Effect of stock-based compensation expense	—	—	8	—	—	8
CP Common Shares repurchased (Note 9)	(4.7)	(70)	—	—	(797)	(867)
Shares issued under stock option plan	0.1	12	(2)	—	—	10
Balance at June 30, 2016	148.4	$2,000	$49	$(1,471)	$4,113	$4,691
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Future changes

Leases

In February 2016, the FASB issued ASU 2016-02, Leases under FASB ASC Topic 842 which will supersede the lease recognition and measurement requirements in Topic 840 Leases. This new standard requires recognition of right-of-use assets and lease liabilities by lessees for those leases classified as finance and operating leases with a maximum term exceeding 12 months. For CP this new standard will be effective for interim and annual periods commencing January 1, 2019. Entities are required to use a modified retrospective approach to adopt this new standard meaning there will be no impact to the consolidated statements of income, however, the comparative consolidated balance sheet will be adjusted to reflect the provisions of this standard. The Company has a detailed plan to implement the new standard and is assessing contractual arrangements, through a cross functional team, that may qualify as leases under the new standard. CP is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes. During the second quarter, CP's cross functional team aggregated requirements, necessary to account for the different leases CP is involved in, that will permit the vendor to design a lease system solution for CP. The impact of the new standard will be a material increase to right of use assets and lease liabilities on the consolidated balance sheet, primarily, as a result of operating leases currently not recognized on the balance sheet. The Company does not anticipate a material impact to the consolidated statement of income and is currently evaluating the impact adoption of this new standard will have on disclosure.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers under FASB ASC Topic 606. In March 2016, the FASB issued amendment ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations as an update under FASB ASC Topic 606. The amendments clarify the principal versus agent guidance in determining whether to recognize revenue on a gross or net basis. The guidance in Topic 606, as amended, will be effective for CP for interim and annual periods commencing January 1, 2018, and CP has the option of adopting the new standard by using either a full retrospective or a modified retrospective approach. At this point in time, CP is inclined to adopt this new standard using a modified retrospective approach, however, a final decision has yet to be made. CP has analyzed contracts for a significant proportion of the Company’s annual rail freight revenue, which represents greater than 95% of CP’s annual revenues, and has concluded that recognizing these revenues over time as rail freight services are performed continues to be appropriate. Further detailed reviews are being performed of a variety of specific contractual terms. These include assessing potential additional performance obligations, certain arrangements in the context of the new guidance on principal versus agent, contract origination and fulfillment costs, variable compensation and an assessment of required new disclosures. At this time CP does not expect a material change to revenue recognition from adopting this standard.

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

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost under FASB ASC Topic 715. The amendments clarify presentation requirements for net periodic pension cost and net periodic post-retirement benefit cost and require that an employer report the current service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the consolidated statement of income separately from the current service cost component and outside a subtotal of income from operations if one is presented. The amendments also restrict capitalization to the current service cost component when applicable. The amendments are effective for CP beginning on January 1, 2018. The amendments related to presentation are required to be applied retrospectively and the restrictions on capitalization of the current service cost component are applicable prospectively on the date of adoption. The impacts of the reclassification are detailed as follows:

	For the three months ended June 30		For the six months ended June 30		Year ended December 31(1)
(in millions of Canadian dollars)	2017	2016	2017	2016	2017	2016
Decrease in operating income	68	43	135	86	272	167
(1) December 31, 2017 figure is an estimate.

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

3    Changes in accumulated other comprehensive loss ("AOCL") by component

	For the three months ended June 30
(in millions of Canadian dollars, net of tax)	Foreign currency net of hedging activities	Derivatives and other	Pension and post-retirement defined benefit plans	Total
Opening balance, April 1, 2017	$125	$(100)	$(1,794)	$(1,769)
Other comprehensive (loss) income before reclassifications	(1)	(9)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	—	12	27	39
Net current-period other comprehensive (loss) income	(1)	3	27	29
Closing balance, June 30, 2017	$124	$(97)	$(1,767)	$(1,740)
Opening balance, April 1, 2016	$125	$(136)	$(1,470)	$(1,481)
Other comprehensive loss before reclassifications	(1)	(23)	(2)	(26)
Amounts reclassified from accumulated other comprehensive loss	—	2	34	36
Net current-period other comprehensive (loss) income	(1)	(21)	32	10
Closing balance, June 30, 2016	$124	$(157)	$(1,438)	$(1,471)

	For the six months ended June 30
(in millions of Canadian dollars, net of tax)	Foreign currency net of hedging activities	Derivatives and other	Pension and post-retirement defined benefit plans	Total
Opening balance, January 1, 2017	$127	$(104)	$(1,822)	$(1,799)
Other comprehensive (loss) income before reclassifications	(3)	(7)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	—	14	55	69
Net current-period other comprehensive (loss) income	(3)	7	55	59
Closing balance, June 30, 2017	$124	$(97)	$(1,767)	$(1,740)
Opening balance, January 1, 2016	$129	$(102)	$(1,504)	$(1,477)
Other comprehensive loss before reclassifications	(5)	(59)	(2)	(66)
Amounts reclassified from accumulated other comprehensive loss	—	4	68	72
Net current-period other comprehensive (loss) income	(5)	(55)	66	6
Closing balance, June 30, 2016	$124	$(157)	$(1,438)	$(1,471)

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Amortization of prior service costs(1)	$(1)	$(1)	$(2)	$(3)
Recognition of net actuarial loss(1)	38	48	77	97
Total before income tax	37	47	75	94
Income tax recovery	(10)	(13)	(20)	(26)
Net of income tax	$27	$34	$55	$68
(1) Impacts "Compensation and benefits" on the Interim Consolidated Statements of Income.

4    Disposition of properties

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

5    Other income and charges

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Foreign exchange gain on long-term debt	$(67)	$(18)	$(95)	$(199)
Other foreign exchange gains	—	—	(1)	(7)
Insurance recovery of legal settlement	(10)	—	(10)	—
Charge on hedge roll and de-designation (Note 10)	13	—	13	—
Other	3	9	4	16
Total other income and charges	$(61)	$(9)	$(89)	$(190)

6    Income taxes

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Current income tax expense	$114	$27	$195	$104
Deferred income tax expense	24	90	91	183
Income tax expense	$138	$117	$286	$287

During the three months ended June 30, 2017, legislation was enacted to decrease the Saskatchewan provincial corporate income tax rate. As a result of this change, the Company recorded an income tax recovery of $17 million in the quarter related to the revaluation of its deferred income tax balances as at January 1, 2017.

The effective tax rates for the three and six months ended June 30, 2017, were 22.31% and 23.90%, respectively, compared to 26.40% and 24.86%, respectively, for the same periods in 2016.

The estimated 2017 annual effective tax rate for the three months ended June 30, 2017, excluding the foreign exchange gain of $67 million on the Company's U.S. dollar-denominated debt, an insurance recovery of $10 million on legal settlement, the $13 million charge associated with the hedge roll and de-designation, and the $17 million tax recovery described above, is 26.50%.

The estimated 2016 annual effective tax rate for the three months ended June 30, 2016, excluding the foreign exchange gain of $18 million on the Company's U.S. dollar-denominated debt, was 26.93%.

The estimated 2017 annual effective tax rate for the six months ended June 30, 2017, excluding the discrete items of the management transition recovery of $51 million related to the retirement of the Company's Chief Executive Officer, the foreign exchange gain of $95 million on the Company's U.S. dollar-denominated debt, an insurance recovery of $10 million on legal settlement, the $13 million charge associated with the hedge roll and de-designation, and the $17 million tax recovery described above, is 26.50%.

The estimated 2016 annual effective tax rate for the for the six months ended June 30, 2016, excluding the foreign exchange gain of $199 million on the Company's U.S. dollar-denominated debt, was 27.25%.

7    Earnings per share

At June 30, 2017, the number of shares outstanding was 146.1 million (June 30, 2016 - 148.4 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period.

The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions)	2017	2016	2017	2016
Weighted-average basic shares outstanding	146.5	151.7	146.5	152.3
Dilutive effect of stock options	0.4	0.9	0.5	0.9
Weighted-average diluted shares outstanding	146.9	152.6	147.0	153.2

For the three and six months ended June 30, 2017, there were 269,855 options and 385,928 options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2016 - 440,009 and 443,000, respectively).

8    Debt

Revolving credit facility

Effective June 23, 2017, the Company extended the maturity date by one year on its existing revolving U.S. $2.0 billion credit facility, which includes a U.S. $1.0 billion five-year portion and U.S. $1.0 billion one-year plus one-year term-out portion. The maturity date on the U.S. $1.0 billion one-year plus one-year term-out portion has been extended to June 27, 2019; the maturity date on the U.S. $1.0 billion five-year portion was extended to June 28, 2022.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. As at June 30, 2017 and December 31, 2016, the Company had no commercial paper borrowings.

The Company presents issuances and repayments of commercial paper in the Interim Consolidated Statements of Cash Flows on a net basis, all of which have a maturity of less than 90 days.

9    Shareholders' equity

On May 10, 2017, the Company announced a new normal course issuer bid ("bid"), commencing May 15, 2017, to purchase up to 4.38 million Common Shares for cancellation before May 14, 2018.

All purchases are made in accordance with the bid at prevalent market prices plus brokerage fees, or such other prices that may be permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to retained earnings. The following table provides activities under the share repurchase program:

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Number of Common Shares repurchased(1)	682,900	5,127,800	682,900	5,127,800
Weighted-average price per share(2)	$208.75	$169.13	$208.75	$169.13
Amount of repurchase (in millions)(2)	$143	$867	$143	$867
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

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt which has a fair value of approximately $9,925 million (December 31, 2016 - $9,981 million) and a carrying value of $8,422 million (December 31, 2016 - $8,684 million) at June 30, 2017. The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of interest and principal at estimated interest rates expected to be available to the Company at period end. All derivatives and long-term debt are classified as Level 2.

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effective portion recognized in “Other comprehensive income” for the three and six months ended June 30, 2017 was an unrealized FX gain of $116 million and $162 million, respectively (three and six months ended June 30, 2016 - an unrealized FX gain of $24 million and $332 million, respectively). There was no ineffectiveness during the three and six months ended June 30, 2017 and June 30, 2016.

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

Forward starting swaps

As at June 30, 2017, the Company had forward starting floating-to-fixed interest rate swap agreements (“forward starting swaps”) totaling a notional U.S. $500 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The effective portion of changes in fair value on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the highly probable forecasted notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” are reclassified to “Net interest expense”.

During the second quarter of 2017, the Company de-designated the hedging relationship for U.S. $700 million of forward starting swaps. The Company settled a notional U.S. $200 million of forward starting swaps for a cash payment of U.S. $16 million ($22 million). The Company rolled the remaining notional U.S. $500 million of forward starting swaps and did not cash settle these swaps. The impact of the U.S. $200 million settlement and U.S. $500 million roll of the forward starting swaps was a charge of $13 million to "Other income and charges" on the Company's Interim Consolidated Statements of Income. Concurrently, the Company re-designated the forward starting swaps totaling U.S. $500 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes.

As at June 30, 2017, the total fair value loss of $59 million (December 31, 2016 - fair value loss of $69 million) derived from the forward starting swaps was included in “Accounts payable and accrued liabilities”. Changes in fair value from the forward starting swaps for the three and six months ended June 30, 2017 was a loss of $14 million and $12 million, respectively (three and six months ended June 30, 2016 - a loss of $32 million and $84 million, respectively). The effective portion for the three and six months ended June 30, 2017 was a loss of $13 million and $11 million, respectively, (three and six months ended June 30, 2016 - a loss of $32 million and $82 million, respectively) and is recorded in “Other comprehensive income”. In addition to the charge on hedge roll and de-designation, for the three and six months ended June 30, 2017, an ineffectiveness loss of $1 million (three and six months ended June 30, 2016 - $nil and a loss of $2 million, respectively) is recorded to “Net interest expense”.

For the three and six months ended June 30, 2017, a loss of $2 million and $5 million, respectively, related to previous forward starting swap hedges have been amortized to “Net interest expense” (three and six months ended June 30, 2016 - a loss of $3 million and $5 million, respectively). The Company expects that during the next 12 months $11 million of losses will be amortized to “Net interest expense”.

11    Stock-based compensation

At June 30, 2017, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee stock savings plan. These plans resulted in an expense for the three and six months ended June 30, 2017 of $17 million and $5 million, respectively (three and six months ended June 30, 2016 - expense of $1 million and $15 million, respectively).

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

Stock option plan

In the six months ended June 30, 2017, under CP’s stock option plans, the Company issued 369,980 regular options at the weighted average price of $199.08 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these regular options may be exercised upon vesting, which is between 12 months and 60 months after the grant date, and will expire after 7 years. Certain stock options granted in 2017 vest upon the achievement of specific performance criteria.

Under the fair value method, the fair value of the stock options at the grant date was approximately $17 million. The weighted average fair value assumptions were approximately:

For the six months ended June 30, 2017
Grant price	$199.08
Expected option life (years)(1)	5.48
Risk-free interest rate(2)	1.85%
Expected stock price volatility(3)	26.94%
Expected annual dividends per share(4)	$2.0010
Expected forfeiture rate(5)	3.0%
Weighted-average grant date fair value per option granted during the period	$45.78

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

(4)
Determined by the current annual dividend at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option. On May 10, 2017, the Company announced an increase in its quarterly dividend to $0.5625 per share, representing $2.2500 on an annual basis.

(5)	The Company estimated forfeitures based on past experience. This rate is monitored on a periodic basis.

Performance share unit plan

In the six months ended June 30, 2017, the Company issued 134,991 PSUs with a grant date fair value of approximately $27 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash, or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). Grant recipients who are eligible to retire and have provided six months of service during the performance period are entitled to the full award. The fair value of PSUs is measured periodically until settlement, using a lattice-based valuation model.

The performance period for PSUs issued in the six months ended June 30, 2017 is January 1, 2017 to December 31, 2019. The performance factors for these PSUs are Return on Invested Capital, Total Shareholder Return ("TSR") compared to the S&P/ TSX Capped Industrial Index, and TSR compared to S&P 1500 Road and Rail Index.

The performance period for the PSUs issued in 2014 was January 1, 2014 to December 31, 2016. The performance factors for these PSUs were Operating Ratio, Free cash flow, TSR compared to the S&P/TSX 60 index and TSR compared to Class I railways. The resulting payout was 118% of the Company's average share price that was calculated using the last 30 trading days preceding December 31, 2016. In the first quarter of 2017, payouts occurred on the total outstanding awards, including dividends reinvested, totaling $31 million on 133,728 outstanding awards.

Deferred share unit plan

In the six months ended June 30, 2017, the Company granted 17,110 DSUs with a grant date fair value of approximately $3 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

12    Pension and other benefits

In the three and six months ended June 30, 2017, the Company made contributions of $12 million and $24 million, respectively (three and six months ended June 30, 2016 - $14 million and $34 million, respectively), to its defined benefit pension plans. The elements of net periodic benefit cost for defined benefit pension plans and other benefits recognized in the three and six months ended June 30, 2017 included the following components:

	For the three months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2017	2016	2017	2016
Current service cost (benefits earned by employees in the period)	$26	$26	$3	$3
Interest cost on benefit obligation	113	116	5	5
Expected return on fund assets	(223)	(211)	—	—
Recognized net actuarial loss	38	47	—	1
Amortization of prior service costs	(1)	(1)	—	—
Net periodic benefit (recovery) cost	$(47)	$(23)	$8	$9

	For the six months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2017	2016	2017	2016
Current service cost (benefits earned by employees in the period)	$51	$53	$6	$6
Interest cost on benefit obligation	226	233	10	10
Expected return on fund assets	(446)	(423)	—	—
Recognized net actuarial loss	76	95	1	2
Amortization of prior service costs	(2)	(3)	—	—
Net periodic benefit (recovery) cost	$(95)	$(45)	$17	$18

13    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2017 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

Legal proceedings related to Lac-Mégantic rail accident

On July 6, 2013, a train carrying crude oil operated by Montreal Maine and Atlantic Railway (“MMA”) or a subsidiary, Montreal Maine & Atlantic Canada Co. (“MMAC” and collectively the “MMA Group”) derailed and exploded in Lac-Mégantic, Québec. The derailment occurred on a section of railway owned and operated by the MMA Group. The previous day CP had interchanged the train to the MMA Group, and after the interchange, the MMA Group exclusively controlled the train.

Following the derailment, Québec's Minister of Sustainable Development, Environment, Wildlife and Parks (the "Minister") ordered the named parties to recover the contaminants and to clean up the derailment site. On August 14, 2013, the Minister added CP as a party (the “Amended Cleanup Order”). CP appealed the Amended Cleanup Order to the Administrative Tribunal of Québec. On July 5, 2016, the Minister served a Notice of Claim for nearly $95 million of compensation spent on cleanup, alleging that CP refused or neglected to undertake the work. On September 6, 2016, CP filed a contestation of the Notice of Claim with the Administrative Tribunal of Québec. In October 2016, CP and the Minister agreed to stay the tribunal proceedings pending the outcome of the Province of Québec's action, set out below. The Court's decision to stay the tribunal proceedings is pending, but de facto, the file has been suspended. Directly related to that matter, on July 6, 2015, the Province of Québec sued CP in Québec Superior Court claiming $409 million in derailment damages, including cleanup costs. The Province alleges that CP exercised custody or control over the crude oil lading and that CP was otherwise negligent. Therefore, CP is said to be solidarily (joint and severally) liable with third parties responsible for the accident. The Province filed a motion for leave to amend its complaint in September 2016, which motion was heard on July 14, 2017. The decision is under reserve. To date, no timetable governing the conduct of this lawsuit has been ordered by the Quebec Superior Court. This proceeding appears to be duplicative of the administrative proceedings

A class action lawsuit has also been filed in the Québec Superior Court on behalf of persons and entities residing in, owning or leasing property in, operating a business in or physically present in Lac-Mégantic at the time of the derailment (the “Class Action”).

That lawsuit seeks derailment damages, including for wrongful death, personal injury, and property harm. On August 16, 2013, CP was added as a defendant. On May 8, 2015, the Québec Superior Court authorized (certified) the Class Action against CP, the shipper - Western Petroleum, and the shipper’s parent - World Fuel Services (collectively, the “World Fuel Entities”). The World Fuel Entities have since settled. The plaintiffs filed a motion for leave to amend their complaint, but subsequently withdrew it.

On October 24, 2016, the Quebec Superior Court authorized class action proceedings against two additional defendants in the same matter discussed above, i.e. against MMAC and Mr. Thomas Harding. On December 9, 2016, the Quebec Superior Court granted CP’s motion seeking to confirm the validity of the opt-outs from this class action by the estates of the deceased parties following the train derailment who had opted out to allow them to sue in the United States instead (i.e. the wrongful death cases, filed in the United States, which are further discussed hereinafter). Accordingly, at present, all known wrongful death claimants in the class action have opted out and cannot re-join the Class Action. Draft Case Protocols setting out proposed timetables for the conduct of this lawsuit were submitted to the Superior Court in mid-March 2017 by the plaintiffs and defendants, respectively. On March 27, 2017 the Superior Court adopted several of the steps included in the Case Protocol submitted by CP. In accordance with the Case Protocol, CP’s statement of defence was filed by June 2, 2017. A case management conference was held before the Quebec Superior Court on July 14, 2017 to review the status of the matter and schedule the next steps in the Case Protocol. Production of documents, examinations for discovery and the exchange of expert reports by the parties are expected to occur between mid-2017 and the end of 2018. A trial date has yet to be fixed.

On July 4, 2016, eight subrogated insurers served CP with claims of approximately $16 million. On July 11, 2016, two additional subrogated insurers served CP with claims of approximately $3 million. The lawsuits do not identify the parties to which the insurers are subrogated, and therefore the extent of claim overlap and the extent that claims will be satisfied after proof of claim review and distribution from the Plans, referred to below, is difficult to determine. These lawsuits have been stayed until October 24, 2017.

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

An Adversary Proceeding filed by the MMA U.S. bankruptcy trustee (now, estate representative) against CP, Irving Oil, and the World Fuel Entities accuses CP of failing to ensure that World Fuel Entities or Irving Oil properly classified the oil lading and of not refusing to ship the misclassified oil as packaged. By that action the estate representative seeks to recover MMA’s going concern value supposedly destroyed by the derailment. The estate representative has since settled with the World Fuel Entities and Irving Oil and now bases CP misfeasance on the railroad’s failure to abide in North Dakota by a Canadian regulation. That regulation supposedly would have caused the railroads to not move the crude oil train because an inaccurate classification was supposedly suspected. In a recently amended complaint, the estate representative named a CP affiliate, Soo Line Railroad Company ("Soo Line"), and asserts that CP and Soo Line breached terms or warranties allegedly contained in the bill of lading. CP’s motion to dismiss this amended complaint was heard on December 20, 2016. On July 7, 2017, the Maine bankruptcy court granted CP’s motion in part (by dismissing the contract claim), and denied CP’s motion in part (by allowing the negligence claim to proceed). CP intends to seek leave to appeal the decision (relating to the negligence claim) by July 21, 2017.

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

Lac-Mégantic residents and wrongful death representatives commenced a class action and a mass action in Texas and wrongful death and personal injury actions in Illinois and Maine. CP removed all of these lawsuits to federal court, and a federal court thereafter consolidated those cases in Maine. These actions generally charge CP with misclassification and mis-packaging (that is, using inappropriate DOT-111 tank cars) negligence. On CP's motion, the Maine court dismissed all wrongful death and personal injury actions on several grounds on September 28, 2016. The plaintiffs’ subsequent motion for reconsideration was denied on January 9, 2017. The plaintiffs filed a notice of appeal on January 19, 2017. CP filed a motion to dismiss the appeal as untimely on April 20, 2017. Plaintiffs filed their response to the motion to dismiss on May 1, 2017. The decision on this motion is pending, and as a result, appellate briefing on the underlying judgment has not yet commenced. If the ruling is upheld on appeal these cases will be litigated, if anywhere, in Canada. As previously mentioned, these plaintiffs had previously opted-out of the Quebec Class Action in order to bring their claims in the United States. CP brought a motion on December 1, 2016 to seek a declaration from the Quebec Superior Court that the plaintiffs who had opted were precluded from opting back into the Quebec Class Action. CP’s motion was successful. Accordingly, if these plaintiffs seek to sue CP, they would have to do so in Quebec in individual actions (they could also join their individual claims in the same individual action).

CP received two damage to cargo notices of claims from the shipper of the oil, Western Petroleum. Western Petroleum submitted U.S. and Canadian notices of claims for the same damages and under the Carmack Amendment (49 U.S.C. Section 11706) Western Petroleum seeks to recover for all injuries associated with, and indemnification for, the derailment. Both jurisdictions permit a shipper to recover the value of damaged lading against any carrier in the delivery chain, subject to limitations in the carrier’s tariffs. CP’s tariffs significantly restrict shipper damage claim rights. Western Petroleum is part of the World Fuel Services Entities, and those companies settled with the trustee. In settlements with the estate representative the World Fuel Services Entities and the consignee (Irving Oil) assigned all claims against CP, if any, including Carmack Amendment claims. The estate representative has since designated a trust formed for the benefit of the wrongful death plaintiff to pursue those claims.

On April 12, 2016, the Trustee (the “WD Trustee”) for a wrongful death trust (the “WD Trust”), as defined and established under the confirmed Plans, sued CP in North Dakota federal court, asserting Carmack Amendment claims. The WD Trustee maintains that the estate representative assigned Carmack Amendment claims to the WD Trustee. The Plan supposedly gave the estate representative Carmack Amendment assignment rights. The WD Trustee seeks to recover amounts for damaged rail cars (approximately $6 million) and, the settlement amounts the consignor (i.e, the shipper, the World Fuel Entities) and the consignee (Irving Oil) paid to the bankruptcy estates, alleged to be $110 million and $60 million, respectively. The WD Trustee maintains that Carmack Amendment liability extends beyond lading losses to cover all derailment related damages suffered by the World Fuel Entities or Irving Oil. CP disputes this interpretation of Carmack Amendment exposure and maintains that CP’s tariffs preclude anything except a minimal recovery. CP brought a motion to dismiss the Carmack Amendment claims. On March 24, 2017 the federal court in North Dakota dismissed, with prejudice, these claims. The court determined the claims asserted by the WD Trustee were brought too late. On March 28, 2017, the WD Trustee filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. On May 19, 2017, the WD Trustee filed his appeal brief. On June 19, 2017, CP filed its responding brief. The appeal is pending and no hearing date has yet been set.

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

The expense included in “Purchased services and other” for the three and six months ended June 30, 2017 was $1 million and $2 million, respectively (three and six months ended June 30, 2016 - $1 million and $2 million, respectively). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at June 30, 2017 was $83 million (December 31, 2016 - $85 million). Payments are expected to be made over 10 years through 2026.

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

Interim Condensed Consolidating Statements of Income
For the three months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,129	$469	$—	$1,598
Non-freight	—	34	95	(84)	45
Total revenues	—	1,163	564	(84)	1,643
Operating expenses
Compensation and benefits	—	165	111	1	277
Fuel	—	122	38	—	160
Materials	—	34	8	6	48
Equipment rents	—	39	(2)	—	37
Depreciation and amortization	—	108	57	—	165
Purchased services and other	—	210	158	(91)	277
Total operating expenses	—	678	370	(84)	964
Operating income	—	485	194	—	679
Less:
Other income and charges	(5)	(59)	3	—	(61)
Net interest (income) expense	(9)	139	(8)	—	122
Income before income tax expense and equity in net earnings of subsidiaries	14	405	199	—	618
Less: Income tax expense	1	62	75	—	138
Add: Equity in net earnings of subsidiaries	467	124	—	(591)	—
Net income	$480	$467	$124	$(591)	$480

Interim Condensed Consolidating Statements of Income
For the three months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,007	$399	$—	$1,406
Non-freight	—	33	98	(87)	44
Total revenues	—	1,040	497	(87)	1,450
Operating expenses
Compensation and benefits	—	181	102	1	284
Fuel	—	103	28	—	131
Materials	—	27	8	3	38
Equipment rents	—	53	(9)	—	44
Depreciation and amortization	—	107	54	—	161
Purchased services and other	—	193	139	(91)	241
Total operating expenses	—	664	322	(87)	899
Operating income	—	376	175	—	551
Less:
Other income and charges	(4)	(12)	7	—	(9)
Net interest expense (income)	10	111	(6)	—	115
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(6)	277	174	—	445
Less: Income tax (recovery) expense	(6)	70	53	—	117
Add: Equity in net earnings of subsidiaries	328	121	—	(449)	—
Net income	$328	$328	$121	$(449)	$328

Interim Condensed Consolidating Statements of Income
For the six months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$2,218	$943	$—	$3,161
Non-freight	—	66	188	(169)	85
Total revenues	—	2,284	1,131	(169)	3,246
Operating expenses
Compensation and benefits	—	289	219	2	510
Fuel	—	254	76	—	330
Materials	—	68	17	12	97
Equipment rents	—	75	(2)	—	73
Depreciation and amortization	—	217	114	—	331
Purchased services and other	—	418	320	(183)	555
Total operating expenses	—	1,321	744	(169)	1,896
Operating income	—	963	387	—	1,350
Less:
Other income and charges	(25)	(66)	2	—	(89)
Net interest (income) expense	(7)	264	(15)	—	242
Income before income tax expense and equity in net earnings of subsidiaries	32	765	400	—	1,197
Less: Income tax expense	2	160	124	—	286
Add: Equity in net earnings of subsidiaries	881	276	—	(1,157)	—
Net income	$911	$881	$276	$(1,157)	$911

Interim Condensed Consolidating Statements of Income
For the six months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$2,104	$850	$—	$2,954
Non-freight	—	66	194	(173)	87
Total revenues	—	2,170	1,044	(173)	3,041
Operating expenses
Compensation and benefits	—	382	228	3	613
Fuel	—	206	50	—	256
Materials	—	65	18	11	94
Equipment rents	—	107	(18)	—	89
Depreciation and amortization	—	214	109	—	323
Purchased services and other	—	329	320	(187)	462
Total operating expenses	—	1,303	707	(173)	1,837
Operating income	—	867	337	—	1,204
Less:
Other income and charges	(73)	(150)	33	—	(190)
Net interest expense (income)	9	242	(12)	—	239
Income before income tax expense and equity in net earnings of subsidiaries	64	775	316	—	1,155
Less: Income tax expense	3	181	103	—	287
Add: Equity in net earnings of subsidiaries	807	213	—	(1,020)	—
Net income	$868	$807	$213	$(1,020)	$868

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$480	$467	$124	$(591)	$480
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	117	(103)	—	14
Change in derivatives designated as cash flow hedges	—	4	—	—	4
Change in pension and post-retirement defined benefit plans	—	36	1	—	37
Other comprehensive income (loss) before income taxes	—	157	(102)	—	55
Income tax expense on above items	—	(26)	—	—	(26)
Equity accounted investments	29	(102)	—	73	—
Other comprehensive income (loss)	29	29	(102)	73	29
Comprehensive income	$509	$496	$22	$(518)	$509

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$328	$328	$121	$(449)	$328
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	20	(17)	—	3
Change in derivatives designated as cash flow hedges	—	(29)	—	—	(29)
Change in pension and post-retirement defined benefit plans	—	41	2	—	43
Other comprehensive income (loss) before income taxes	—	32	(15)	—	17
Income tax expense on above items	—	(5)	(2)	—	(7)
Equity accounted investments	10	(17)	—	7	—
Other comprehensive income (loss)	10	10	(17)	7	10
Comprehensive income	$338	$338	$104	$(442)	$338

Interim Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$911	$881	$276	$(1,157)	$911
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	162	(143)	—	19
Change in derivatives designated as cash flow hedges	—	9	—	—	9
Change in pension and post-retirement defined benefit plans	—	72	3	—	75
Other comprehensive income (loss) before income taxes	—	243	(140)	—	103
Income tax expense on above items	—	(43)	(1)	—	(44)
Equity accounted investments	59	(141)	—	82	—
Other comprehensive income (loss)	59	59	(141)	82	59
Comprehensive income	$970	$940	$135	$(1,075)	$970

Interim Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$868	$807	$213	$(1,020)	$868
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	330	(290)	—	40
Change in derivatives designated as cash flow hedges	—	(76)	—	—	(76)
Change in pension and post-retirement defined benefit plans	—	86	4	—	90
Other comprehensive income (loss) before income taxes	—	340	(286)	—	54
Income tax expense on above items	—	(46)	(2)	—	(48)
Equity accounted investments	6	(288)	—	282	—
Other comprehensive income (loss)	6	6	(288)	282	6
Comprehensive income (loss)	$874	$813	$(75)	$(738)	$874

Interim Condensed Consolidating Balance Sheets
As at June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$178	$60	$—	$238
Accounts receivable, net	—	440	164	—	604
Accounts receivable, inter-company	95	144	192	(431)	—
Short-term advances to affiliates	499	559	4,817	(5,875)	—
Materials and supplies	—	158	34	—	192
Other current assets	—	55	30	—	85
	594	1,534	5,297	(6,306)	1,119
Long-term advances to affiliates	591	—	413	(1,004)	—
Investments	—	43	143	—	186
Investments in subsidiaries	9,296	11,252	—	(20,548)	—
Properties	—	8,850	7,853	—	16,703
Goodwill and intangible assets	—	—	195	—	195
Pension asset	—	1,261	—	—	1,261
Other assets	—	68	5	—	73
Deferred income taxes	11	—	—	(11)	—
Total assets	$10,492	$23,008	$13,906	$(27,869)	$19,537
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$84	$797	$302	$—	$1,183
Accounts payable, inter-company	16	283	132	(431)	—
Short-term advances from affiliates	5,059	807	9	(5,875)	—
Long-term debt maturing within one year	—	762	—	—	762
	5,159	2,649	443	(6,306)	1,945
Pension and other benefit liabilities	—	657	72	—	729
Long-term advances from affiliates	—	1,004	—	(1,004)	—
Other long-term liabilities	—	102	120	—	222
Long-term debt	—	7,606	54	—	7,660
Deferred income taxes	—	1,694	1,965	(11)	3,648
Total liabilities	5,159	13,712	2,654	(7,321)	14,204
Shareholders’ equity
Share capital	2,038	1,038	6,835	(7,873)	2,038
Additional paid-in capital	42	1,639	300	(1,939)	42
Accumulated other comprehensive (loss) income	(1,740)	(1,740)	571	1,169	(1,740)
Retained earnings	4,993	8,359	3,546	(11,905)	4,993
	5,333	9,296	11,252	(20,548)	5,333
Total liabilities and shareholders’ equity	$10,492	$23,008	$13,906	$(27,869)	$19,537

Condensed Consolidating Balance Sheets
As at December 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$100	$64	$—	$164
Accounts receivable, net	—	435	156	—	591
Accounts receivable, inter-company	90	113	206	(409)	—
Short-term advances to affiliates	500	692	4,035	(5,227)	—
Materials and supplies	—	150	34	—	184
Other current assets	—	38	32	—	70
	590	1,528	4,527	(5,636)	1,009
Long-term advances to affiliates	1	—	91	(92)	—
Investments	—	47	147	—	194
Investments in subsidiaries	8,513	10,249	—	(18,762)	—
Properties	—	8,756	7,933	—	16,689
Goodwill and intangible assets	—	—	202	—	202
Pension asset	—	1,070	—	—	1,070
Other assets	1	48	8	—	57
Deferred income taxes	11	—	—	(11)	—
Total assets	$9,116	$21,698	$12,908	$(24,501)	$19,221
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$73	$945	$304	$—	$1,322
Accounts payable, inter-company	14	292	103	(409)	—
Short-term advances from affiliates	4,403	816	8	(5,227)	—
Long-term debt maturing within one year	—	25	—	—	25
	4,490	2,078	415	(5,636)	1,347
Pension and other benefit liabilities	—	658	76	—	734
Long-term advances from affiliates	—	92	—	(92)	—
Other long-term liabilities	—	152	132	—	284
Long-term debt	—	8,605	54	—	8,659
Deferred income taxes	—	1,600	1,982	(11)	3,571
Total liabilities	4,490	13,185	2,659	(5,739)	14,595
Shareholders’ equity
Share capital	2,002	1,037	5,823	(6,860)	2,002
Additional paid-in capital	52	1,638	298	(1,936)	52
Accumulated other comprehensive (loss) income	(1,799)	(1,799)	712	1,087	(1,799)
Retained earnings	4,371	7,637	3,416	(11,053)	4,371
	4,626	8,513	10,249	(18,762)	4,626
Total liabilities and shareholders’ equity	$9,116	$21,698	$12,908	$(24,501)	$19,221

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$95	$468	$239	$(191)	$611
Investing activities
Additions to properties	—	(192)	(154)	—	(346)
Proceeds from sale of properties and other assets	—	5	8	—	13
Advances to affiliates	(1,086)	(553)	(973)	2,612	—
Repayment of advances to affiliates	—	2	—	(2)	—
Capital contributions to affiliates	—	(945)	—	945	—
Other	—	1	(1)	—	—
Cash used in investing activities	(1,086)	(1,682)	(1,120)	3,555	(333)
Financing activities
Dividends paid	(73)	(73)	(118)	191	(73)
Issuance of share capital	—	—	945	(945)	—
Issuance of CP Common Shares	9	—	—	—	9
Purchase of CP Common Shares	(142)	—	—	—	(142)
Repayment of long-term debt, excluding commercial paper	—	(9)	—	—	(9)
Advances from affiliates	1,197	1,415	—	(2,612)	—
Repayment of advances from affiliates	—	—	(2)	2	—
Settlement of forward starting swaps	—	(22)	—	—	(22)
Cash provided by (used in) financing activities	991	1,311	825	(3,364)	(237)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(2)	(2)	—	(4)
Cash position
Increase (decrease) in cash and cash equivalents	—	95	(58)	—	37
Cash and cash equivalents at beginning of period	—	83	118	—	201
Cash and cash equivalents at end of period	$—	$178	$60	$—	$238

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$75	$374	$219	$(156)	$512
Investing activities
Additions to properties	—	(206)	(124)	—	(330)
Proceeds from sale of properties and other assets	—	11	—	—	11
Advances to affiliates	—	(482)	(285)	767	—
Repayment of advances to affiliates	—	208	—	(208)	—
Capital contributions to affiliates	—	(348)	—	348	—
Other	—	—	(2)	—	(2)
Cash used in investing activities	—	(817)	(411)	907	(321)
Financing activities
Dividends paid	(53)	(53)	(103)	156	(53)
Issuance of share capital	—	—	348	(348)	—
Issuance of CP Common Shares	4	—	—	—	4
Purchase of CP Common Shares	(788)	—	—	—	(788)
Repayment of long-term debt, excluding commercial paper	—	(7)	—	—	(7)
Net issuance of commercial paper	—	176	—	—	176
Advances from affiliates	762	—	5	(767)	—
Repayment of advances from affiliates	—	—	(208)	208	—
Other	—	(1)	—	—	(1)
Cash (used in) provided by financing activities	(75)	115	42	(751)	(669)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	—	—	(1)
Cash position
Decrease in cash and cash equivalents	—	(329)	(150)	—	(479)
Cash and cash equivalents at beginning of period	—	376	195	—	571
Cash and cash equivalents at end of period	$—	$47	$45	$—	$92

Interim Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$158	$553	$503	$(292)	$922
Investing activities
Additions to properties	—	(301)	(275)	—	(576)
Proceeds from sale of properties and other assets	—	6	10	—	16
Advances to affiliates	(1,238)	(551)	(1,107)	2,896	—
Capital contributions to affiliates	—	(1,013)	—	1,013	—
Other	—	6	(1)	—	5
Cash used in investing activities	(1,238)	(1,853)	(1,373)	3,909	(555)
Financing activities
Dividends paid	(146)	(146)	(146)	292	(146)
Issuance of share capital	—	—	1,013	(1,013)	—
Issuance of CP Common Shares	37	—	—	—	37
Purchase of CP Common Shares	(142)	—	—	—	(142)
Repayment of long-term debt, excluding commercial paper	—	(14)	—	—	(14)
Advances from affiliates	1,331	1,564	1	(2,896)	—
Settlement of forward starting swaps	—	(22)	—	—	(22)
Cash provided by (used in) financing activities	1,080	1,382	868	(3,617)	(287)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(4)	(2)	—	(6)
Cash position
Increase (decrease) in cash and cash equivalents	—	78	(4)	—	74
Cash and cash equivalents at beginning of period	—	100	64	—	164
Cash and cash equivalents at end of period	$—	$178	$60	$—	$238

Interim Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$98	$425	$417	$(210)	$730
Investing activities
Additions to properties	—	(338)	(270)	—	(608)
Proceeds from sale of properties and other assets	—	68	3	—	71
Advances to affiliates	—	(517)	(285)	802	—
Repayment of advances to affiliates	—	208	—	(208)	—
Capital contributions to affiliates	—	(357)	—	357	—
Repurchase of share capital from affiliates	—	6	—	(6)	—
Other	—	—	(2)	—	(2)
Cash (used in) provided by investing activities	—	(930)	(554)	945	(539)
Financing activities
Dividends paid	(107)	(107)	(103)	210	(107)
Return of share capital to affiliates	—	—	(6)	6	—
Issuance of share capital	—	—	357	(357)	—
Issuance of CP Common Shares	9	—	—	—	9
Purchase of CP Common Shares	(788)	—	—	—	(788)
Repayment of long-term debt, excluding commercial paper	—	(11)	(7)	—	(18)
Net issuance of commercial paper	—	176	—	—	176
Advances from affiliates	788	—	14	(802)	—
Repayment of advances from affiliates	—	—	(208)	208	—
Other	—	(3)	—	—	(3)
Cash (used in) provided by financing activities	(98)	55	47	(735)	(731)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(5)	(13)	—	(18)
Cash position
Decrease in cash and cash equivalents	—	(455)	(103)	—	(558)
Cash and cash equivalents at beginning of period	—	502	148	—	650
Cash and cash equivalents at end of period	$—	$47	$45	$—	$92

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and six months ended June 30, 2017 in Item 1. Financial Statements of the Company's 2016 Annual Report on Form 10-K, and other information in this report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Second Quarter of 2017 Results

•
Financial performance - In the second quarter of 2017, CP reported Diluted earnings per share ("EPS") of $3.27, up 52% as compared to 2016 primarily due to increased volumes and to larger foreign exchange ("FX") gains on U.S. dollar-denominated debt in 2017. Adjusted diluted EPS, which excludes, amongst other factors, these FX gains, was $2.77 in the second quarter of 2017, an increase of 35% compared to last year.

CP's operating ratio for the second quarter improved by 330 basis points to 58.7%.

Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Total revenues - Total revenues increased by 13% in the second quarter of 2017 to $1,643 million from $1,450 million in the same period in 2016.

•
Operating performance - CP's average train weight increased by 2% to 8,695 tons and terminal dwell time improved by 11% to 5.8 hours. Average train speed decreased by 3% to 23.3 miles per hour and average train length decreased by 2% to 7,138 feet, primarily as a result of CP moving proportionately more bulk and frac sand traffic compared to the same period in 2016. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•
On July 17, 2017, CP declared a quarterly dividend of $0.5625 per share on the outstanding Common Shares. The dividend is payable on October 30, 2017 to holders of record at the close of business on September 29, 2017.

•
On May 10, 2017, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 4,384,062 of its Common Shares, which received Toronto Stock Exchange ("TSX") approval on May 10, 2017. As at June 30, 2017, CP had repurchased 0.7 million shares under the NCIB.

•
Also on May 10, 2017, CP announced an increase to the Company's quarterly dividend to $0.5625 per share from $0.50 per share. The dividend is payable on July 31, 2017 to holders of record at the close of business on June 30, 2017.

•
On May 16, 2017, the Government of Canada introduced the Transportation Modernization Act (Bill C-49) in Parliament. The bill proposes amendments to the Canada Transportation Act and the Railway Safety Act, among others, to (1) replace the 160 kilometre extended interswitching limit and the competitive line rate provisions with a new long-haul interswitching regime; (2) modify the existing Level of Service remedy for shippers by instructing the Canadian Transportation Agency to determine, upon receipt of a complaint, if a railway company is fulfilling its common carrier obligation to provide “adequate and suitable accommodation” of traffic, if it is satisfied that the service provided is the “highest level of service that is reasonable in the circumstances”; (3) allow the existing Service Level Agreement arbitration remedy to include the consideration of reciprocal financial penalties; (4) increase the threshold for summary Final Offer Arbitrations from $750,000 to $2 million; (5) bifurcate the Volume-Related Composite Price Index component of the annual Maximum Revenue Entitlement determination for transportation of regulated grain, to encourage hopper car investment by CP and Canadian National Railway Company ("CN"); and (6) mandate the installation of locomotive voice and video recorders ("LVVRs"), with statutory permission for random access by railway companies and Transport Canada to the LVVR data in order to proactively strengthen railway safety in Canada. The bill is currently being considered by the Parliament of Canada. It is unclear when the proposed legislative amendments will be enacted into law.

2017 Outlook

For the full year 2017, CP expects Adjusted diluted EPS growth to be in the high single-digit percentages from full-year 2016 Adjusted diluted EPS of $10.29, excluding the impacts of any future share repurchases and CEO transition cost recovery in 2017 of $39 million after tax ($51 million before tax). CP assumes that, in 2017, the Canadian-to-U.S. dollar exchange rate will be in the range of $1.30 to $1.35 and the average price of the West Texas Intermediate ("WTI") crude oil will be approximately U.S. $45 to $55 per barrel. The Company expects a normalized income tax rate of approximately 26.50% for 2017. To further enhance safety and fluidity of the network, CP also plans to invest approximately $1.25 billion in capital programs in 2017, an increase of 6% over the $1.18 billion spent in 2016.

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

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2017	2016(1)	% Change	2017(1)	2016(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	63,757	57,945	10	124,586	120,164	4
Train miles (thousands)	7,830	7,391	6	15,341	15,321	—
Average train weight – excluding local traffic (tons)	8,695	8,513	2	8,671	8,496	2
Average train length – excluding local traffic (feet)	7,138	7,271	(2)	7,141	7,184	(1)
Average terminal dwell (hours)	5.8	6.5	(11)	6.4	6.7	(4)
Average train speed (miles per hour, or "mph")	23.3	24.1	(3)	22.8	23.7	(4)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.979	0.979	—	0.995	0.991	—
Total employees (average)	12,173	12,341	(1)	11,911	12,387	(4)
Total employees (end of period)	12,184	11,988	2	12,184	11,988	2
Workforce (end of period)	12,239	12,033	2	12,239	12,033	2
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.54	1.36	13	1.69	1.40	21
FRA train accidents per million train miles	1.18	0.74	59	1.02	0.84	21

(1)
Certain figures have been revised to conform with current presentation or have been updated to reflect new information as certain operating statistics are estimated and can continue to be updated as actuals settle.

Operations Performance

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

•
A GTM is the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for the second quarter of 2017 were 63,757 million, an increase of 10% compared with 57,945 million in the same period of 2016. This increase was primarily due to increased volumes of Canadian grain, frac sand, Canadian coal, export potash, and crude.

•	Train miles increased by 6% for the second quarter of 2017 compared to the same period of 2016. This reflects the impact of higher volumes partly offset by continuous improvements in train weights.

•
The average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased by 2% for the second quarter of 2017 compared to the same period of 2016. This increase was due to continuous improvements in bulk train weights and higher bulk, frac sand, and crude volumes compared to the same period in 2016.

•
The average train length is defined as the sum of each car length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length decreased by 2% for the second quarter of 2017 compared to the same period of 2016. This is a result of shipping proportionately more bulk and frac sand traffic compared to the same period in 2016.

•
The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving in the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell improved by 11% in the second quarter of 2017 compared to the same period of 2016. This favourable decrease was primarily due to continued improvements in yard operating performance.

•
The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customer or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed decreased by 3% in the second quarter of 2017 compared to the same period of 2016. This unfavourable decrease was primarily due to the substantial increase in bulk volumes, particularly in the Western corridor.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs - freight and yard. Fuel efficiency was essentially unchanged in the second quarter of 2017 compared to the same period of 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

•
GTMs for the first six months of 2017 were 124,586 million, an increase of 4% compared with 120,164 million in the same period of 2016. This increase was primarily due to increased volumes of frac sand, export potash, U.S. grain, and Canadian grain partially offset by crude.

•	Train miles were essentially flat for the first six months of 2017 compared to the same period of 2016. This reflects the impact of higher volumes offset by continuous improvements in train weights.

•
Average train weight increased by 2% for the first six months of 2017 compared to the same period of 2016. This increase was due to continuous improvements in bulk train weights and operating plan efficiency, as well as higher bulk and frac sand volumes compared to the same period in 2016.

•
Average train length decreased by 1% for the first six months of 2017 from the same period of 2016. This is a result of shipping proportionately more frac sand traffic and export potash to the U.S. Pacific North West, which have shorter train lengths than average.

•
Average terminal dwell improved by 4% in the first six months of 2017 compared to the same period of 2016. This favourable decrease was primarily due to continued improvements in yard operating performance.

•
Average train speed decreased by 4% in the first six months of 2017 compared to the same period of 2016. This unfavourable decrease was primarily due to increased bulk volumes and harsher weather conditions in the first quarter of 2017.

•	Fuel efficiency was essentially unchanged in the first six months of 2017 compared to the same period of 2016.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time or seasonal employment with CP. The average number of total employees decreased by 1% and 4% in the second quarter and in the first six months of 2017, respectively, compared to the same periods of 2016. The decrease is due to improved operational efficiency.

The workforce is defined as total employees plus contractors and consultants. The Company's total workforce as at June 30, 2017, was 12,239, an increase of 541, or 5%, when compared to 11,698 as at December 31, 2016. As at June 30, 2017, the total workforce increased by 206, or 2%, compared to June 30, 2016 following a significant decrease towards the end of the second quarter of 2016.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.54 in the second quarter of 2017, an increase from 1.36 in the same period of 2016. For the first six months of 2017, the FRA personal injury rate per 200,000 employee-hours for CP was 1.69, an increase from 1.40 in the same period of 2016.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 (U.S. $10,500 in 2016) in damage. The FRA train accidents per million train miles was 1.18 in the second quarter of 2017, an increase from 0.74 in the same period of 2016. For the first six months of 2017, FRA train accidents per million train miles was 1.02, an increase from 0.84 in the same period of 2016.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the second quarter ended June 30, 2017 and the comparative figures in 2016. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2017	2016	2017	2016
Financial Performance
Revenues	$1,643	$1,450	$3,246	$3,041
Operating income	679	551	1,350	1,204
Adjusted operating income(1)	679	551	1,299	1,204
Net income	480	328	911	868
Adjusted income(1)	407	312	775	696
Basic EPS	3.28	2.16	6.22	5.70
Diluted EPS	3.27	2.15	6.20	5.67
Adjusted diluted EPS(1)	2.77	2.05	5.27	4.55
Dividends declared per share	0.5625	0.5000	1.0625	0.8500
Cash provided by operating activities	611	512	922	730
Free cash(1)	274	190	361	173
Operating ratio(3)	58.7%	62.0%	58.4%	60.4%
Adjusted operating ratio(3)	58.7%	62.0%	60.0%	60.4%
	As at June 30, 2017		As at December 31, 2016
Financial Position
Total assets	$19,537		$19,221
Total long-term obligations(2)	7,739		8,737
Shareholders’ equity	5,333		4,626
	For the twelve months ended June 30
	2017		2016
Financial Ratios
Return on invested capital ("ROIC")(1)	14.8%		14.7%
Adjusted ROIC(1)	14.7%		14.9%

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

(2) Excludes deferred income taxes: $3,648 million and $3,571 million; and other non-financial deferred liabilities of $872 million and $940 million at June 30, 2017 and December 31, 2016, respectively.
(3) Operating ratio is defined as operating expenses divided by revenues, further discussed in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Income

Operating income was $679 million in the second quarter of 2017, an increase of $128 million, or 23%, from $551 million in the same period of 2016. This increase was primarily due to:

•	higher volumes;

•	higher defined benefit pension plan income of $26 million;

•	efficiencies generated from improved operating performance and asset utilization;

•	the favourable impact of the change in FX of $15 million; and

•	the favourable impact of changes in fuel prices of $13 million.

This increase in operating income was partially offset by the gain on sale of surplus freight cars in 2016 of $17 million, and an increase in stock-based compensation expense of $16 million.

Net income was $480 million in the second quarter of 2017, an increase of $152 million, or 46%, from $328 million in the same period of 2016. This increase was primarily due to higher Operating income, the favourable impact of FX translation on U.S. dollar-denominated debt, and a $17 million deferred tax recovery associated with a provincial rate change in Saskatchewan, partially offset by higher income tax expense associated with higher pre-tax earnings.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $407 million in the second quarter of 2017, an increase of $95 million, or 30%, from $312 million in the same period of 2016. This increase was primarily due to higher adjusted operating income, partially offset by higher income tax expense associated with higher pre-tax earnings.

Diluted Earnings per Share

Diluted earnings per share was $3.27 in the second quarter of 2017, an increase of $1.12, or 52%, from $2.15 in the same period of 2016. Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2.77 in the second quarter of 2017, an increase of $0.72, or 35%, from $2.05 in the same period of 2016. These increases were primarily due to higher Net income and Adjusted income, respectively, and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 58.7% in the second quarter of 2017, a 330 basis point improvement from 62.0% in the same period of 2016. This improvement was primarily due to:

•	higher volumes;

•	higher defined benefit pension plan income; and

•	efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by the gain on sale of surplus freight cars in 2016 and higher stock-based compensation expense.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 14.8% for the twelve months ended June 30, 2017, a 10 basis point increase compared to 14.7% for the twelve months ended June 30, 2016. The increase is due to higher operating income, partially offset by a higher invested capital base. The capital base increased due to new debt issued during the third quarter of 2015, partially offset by lower total shareholders' equity due to the Company's share repurchase program.

Adjusted ROIC was 14.7% for the twelve months ended June 30, 2017, a 20 basis point decrease compared to 14.9% for the twelve months ended June 30, 2016. This decrease was primarily due to the higher invested capital base, as discussed above. This was partially offset by higher adjusted operating income. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Income

Operating income was $1,350 million in the first six months of 2017, an increase of $146 million, or 12%, from $1,204 million in the same period of 2016. This increase was primarily due to:

•	higher volumes;

•	higher defined benefit pension plan income of $52 million;

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP; and

•	efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by the gain on sale of CP's Arbutus Corridor in 2016 of $50 million and the gain on sale of surplus freight cars in 2016 of $17 million.

Adjusted operating income was $1,299 million in the first six months of 2017, an increase of $95 million, or 8%, from $1,204 million in the same period of 2016. This increase reflects the same factors discussed above except that Adjusted operating income in 2017 excludes the management transition recovery of $51 million.

Net income was $911 million in the first six months of 2017, an increase of $43 million, or 5%, from $868 million in the same period of 2016. This increase was primarily due to higher Operating income and a recovery in deferred income taxes from a tax rate change of $17 million. This increase was partially offset by the lower gains from changes in FX translation on U.S. dollar-denominated debt, and higher income tax expense associated with higher pre-tax earnings.

Adjusted income was $775 million in the first six months of 2017, an increase of $79 million, or 11%, from $696 million in the same period of 2016. This increase was primarily due to higher adjusted operating income, partially offset by higher income tax expense associated with higher pre-tax earnings.

Diluted Earnings per Share

Diluted earnings per share was $6.20 in the first six months of 2017, an increase of $0.53, or 9%, from $5.67 in the same period of 2016. Adjusted diluted EPS was $5.27 in the first six months of 2017, an increase of $0.72, or 16%, from $4.55 in the same period of 2016. These increases were primarily due to higher Net income and Adjusted income, respectively, and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 58.4% in the first six months of 2017, a 200 basis point improvement from 60.4% in the same period of 2016. This decrease was primarily due to:

•	higher volumes;

•	higher defined benefit pension plan income;

•	the management transition recovery; and

•	efficiencies generated from improved operating performance and asset utilization.

This decrease was partially offset by the gain on sale of CP's Arbutus Corridor in 2016.

Adjusted operating ratio was 60.0% in the first six months of 2017, a 40 basis point improvement from 60.4% in the same period of 2016. This improvement was primarily due to higher volumes, higher defined benefit pension plan income, and efficiencies generated from improved operating performance and asset utilization. This was partially offset by the gain on sale of CP's Arbutus Corridor in 2016.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. The following tables indicate the average and periodic exchange rates when converting U.S. dollars to Canadian dollars for the three and six months ended June 30, 2017 and the comparative periods in 2016.

Average exchange rates (Canadian dollar/U.S. dollar)	2017	2016
For the three months ended – June 30	$1.35	$1.29
For the six months ended – June 30	$1.33	$1.34

Exchange rates (Canadian dollar/U.S. dollar)	2017	2016
Beginning of year – January 1	$1.34	$1.38
Beginning of quarter – April 1	$1.33	$1.30
End of quarter – June 30	$1.30	$1.29

In the second quarter of 2017, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $33 million, an increase in total operating expenses of $18 million and an increase in interest expense of $4 million from the same period in 2016.

Similarly, in the first six months of 2017, the impact of a weaker U.S. dollar resulted in no change in total revenues, an increase in total operating expenses of $2 million and no change in interest expense from the same period in 2016.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings. The following table indicates the average fuel price for the three and six months ended June 30, 2017 and the comparative periods in 2016.

Average Fuel Price (U.S. dollars per U.S. gallon)	2017	2016
For the three months ended – June 30	$2.02	$1.82
For the six months ended – June 30	$2.06	$1.64

Average fuel prices for the three and six months ended June 30, 2017 exclude the effects of a $8 million fuel tax recovery related to prior periods. The impact of fuel price on earnings include the impacts of British Columbia (B.C.) and Alberta carbon taxes recovered and paid, on revenues and expenses, respectively.

In the second quarter of 2017, the impact of higher fuel prices resulted in an increase in total revenues of $32 million and an increase in total operating expenses of $19 million from the same period in 2016. The second quarter results of 2016 had been impacted by wildfires in northern Alberta, which negatively impacted fuel input costs by an estimated $9 million without triggering a commensurate offsetting impact to benchmark fuel recovery prices.

In the first six months of 2017, the impact of higher fuel prices resulted in an increase in total revenues of $59 million and an increase in total operating expenses of $61 million from the same period in 2016.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share Price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange for the three and six months ended June 30, 2017 and the comparative periods in 2016.

Toronto Stock Exchange (in Canadian dollars)	2017	2016
Opening Common Share Price, as at January 1	$191.56	$176.73
Ending Common Share Price, as at March 31	$195.35	$172.55
Ending Common Share Price, as at June 30	$208.65	$166.33
Change in Common Share Price for the three months ended June 30	$13.30	$(6.22)
Change in Common Share Price for the six months ended June 30	$17.09	$(10.40)

New York Stock Exchange (in U.S. dollars)	2017	2016
Opening Common Share Price, as at January 1	$142.77	$127.60
Ending Common Share Price, as at March 31	$146.92	$132.69
Ending Common Share Price, as at June 30	$160.81	$128.79
Change in Common Share Price for the three months ended June 30	$13.89	$(3.90)
Change in Common Share Price for the six months ended June 30	$18.04	$1.19

In the second quarter of 2017, the impact of the change in Common Share price resulted in an increase in stock-based compensation expense of $6 million compared to a decrease of $3 million in the same period in 2016.

In the first six months of 2017, the impact of the change in Common Share price resulted in an increase in stock-based compensation expense of $8 million compared to a decrease of $5 million in the same period in 2016.

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

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,598	$1,406	$192	14	11
Non-freight revenues (in millions)	45	44	1	2	2
Total revenues (in millions)	$1,643	$1,450	$193	13	11
Carloads (in thousands)(3)	663.6	614.0	49.6	8	N/A
Revenue ton-miles (in millions)	35,999	32,091	3,908	12	N/A
Freight revenue per carload (dollars)	$2,409	$2,291	$118	5	3
Freight revenue per revenue ton-miles (cents)	4.44	4.38	0.06	1	(1)

(1)	Freight revenues include fuel surcharge revenues of $59 million in 2017, and $24 million in 2016. 2017 and 2016 fuel surcharge revenues include B.C. and Alberta carbon taxes recovered.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Certain figures have been revised to conform with current presentation.

•
Freight revenues were $1,598 million in the second quarter of 2017, an increase of $192 million, or 14%, from $1,406 million in the same period of 2016. This increase was primarily due to higher volumes, as measured by revenue ton-miles ("RTMs"), of Canadian grain, frac sand, Canadian coal, export potash, crude, and domestic intermodal, the favourable impact of the change in FX of $33 million and the favourable impact of higher fuel surcharge revenue of $32 million. In the second quarter of 2016, there was an estimated $20 million decline in revenues as a direct result of the northern Alberta wildfires.

•
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the second quarter of 2017 were 35,999 million, an increase of 12% compared with 32,091 million in the same period of 2016. This increase was primarily due to increases in Canadian grain, frac sand, Canadian coal, export potash, crude, and domestic intermodal.

•
Non-freight revenues were $45 million in the second quarter of 2017, an increase of $1 million, or 2%, from $44 million in the same period of 2016. This increase was primarily due to a revenue recovery related to prior periods.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$3,161	$2,954	$207	7	7
Non-freight revenues (in millions)	85	87	(2)	(2)	(2)
Total revenues (in millions)	$3,246	$3,041	$205	7	7
Carloads (in thousands)(3)	1,288.8	1,228.5	60.3	5	N/A
Revenue ton-miles (in millions)	70,211	66,426	3,785	6	N/A
Freight revenue per carload (dollars)	$2,453	$2,405	$48	2	2
Freight revenue per revenue ton-miles (cents)	4.50	4.45	0.05	1	1
(1) Freight revenues include fuel surcharge revenues of $112 million in 2017, and $50 million in 2016. 2017 and 2016 fuel surcharge revenues include B.C. and Alberta carbon taxes recovered.
(2) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3) Certain figures have been revised to conform with current presentation.

•
Freight revenues were $3,161 million in the first six months of 2017, an increase of $207 million, or 7%, from $2,954 million in the same period of 2016. This increase was primarily due to an increase in volumes as measured by revenue ton-miles ("RTMs"), of frac sand, export potash, U.S. grain, Canadian grain, and domestic intermodal partially offset by crude and international intermodal and the favourable impact of higher fuel prices on fuel surcharge revenue of $59 million. In the second quarter of 2016, there was an estimated $20 million decline in revenues as a direct result of the northern Alberta wildfires.

•
RTMs for the first six months of 2017 were 70,211 million, an increase of 6% compared with 66,426 million in the same period of 2016. This increase was primarily due to increases in frac sand, export potash, U.S. grain, Canadian grain, and domestic intermodal partially offset by crude and international intermodal.

•
Non-freight revenues were $85 million in the first six months of 2017, a decrease of $2 million, or 2%, from $87 million in the same period of 2016. This decrease was primarily due to lower leasing revenues following 2016 land sales.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through price indices, tariffs and by contract, within agreed-upon guidelines. The Company is also subject to carbon taxation systems in some jurisdictions in which it operates, the costs of which are passed on to the shipper. Freight revenues include fuel surcharge revenues of $59 million for the second quarter of 2017 and $24 million for the same period in 2016. The impact of higher fuel prices resulted in an increase in total revenues of $32 million. Similarly, in the first six months of 2017, fuel surcharge revenues were $112 million and $50 million for the same period of 2016, an increase in total revenues of $59 million. These figures include carbon tax recoveries.

Lines of Business

In the first quarter of 2017, CP revised the grouping of revenues, and aggregated certain lines of business where:

•	“Canadian Grain” and “U.S. Grain” were aggregated into the line of business "Grain";

•	“Chemicals and Plastics” and “Crude” were aggregated into the line of business "Energy, Chemicals and Plastics"; and

•	“Domestic Intermodal" and “International Intermodal” were aggregated into the line of business "Intermodal".

Prior period figures have been aggregated accordingly.

Grain

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$363	$302	$61	20	18
Carloads (in thousands)	111.0	98.1	12.9	13	N/A
Revenue ton-miles (in millions)	9,264	7,969	1,295	16	N/A
Freight revenue per carload (dollars)	$3,273	$3,081	$192	6	2
Freight revenue per revenue ton-mile (cents)	3.92	3.79	0.13	3	1

Grain revenue was $363 million in the second quarter of 2017, an increase of $61 million, or 20%, from $302 million in the same period of 2016. The increase in revenue is primarily due to higher shipments destined for Vancouver and Thunder Bay, and the increase in freight revenue per revenue ton-mile driven by the favourable impact of the change in FX, higher fuel surcharge revenue, and higher regulated Canadian grain rates. RTMs increased more than carloads due to the increased proportion of Canadian grain, which has a longer length of haul.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$756	$669	$87	13	13
Carloads (in thousands)	217.6	198.6	19.0	10	N/A
Revenue ton-miles (in millions)	18,647	17,224	1,423	8	N/A
Freight revenue per carload (dollars)	$3,476	$3,373	$103	3	3
Freight revenue per revenue ton-mile (cents)	4.06	3.89	0.17	4	4

Grain revenue was $756 million in the first six months of 2017, an increase of $87 million, or 13%, from $669 million in the same period of 2016. This increase was primarily due to increased U.S. grain and Canadian grain volumes, and higher fuel surcharge revenue. Carloads increased more than RTMs due to the increased proportion of U.S. grain, which has a shorter length of haul.

Coal

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$165	$149	$16	11	10
Carloads (in thousands)	81.6	74.5	7.1	10	N/A
Revenue ton-miles (in millions)	6,098	5,394	704	13	N/A
Freight revenue per carload (dollars)	$2,030	$2,001	$29	1	1
Freight revenue per revenue ton-mile (cents)	2.72	2.76	(0.04)	(1)	(2)

Coal revenue was $165 million in the second quarter of 2017, an increase of $16 million, or 11%, from $149 million in the same period of 2016. This increase was primarily due to higher Canadian export volumes, higher fuel surcharge revenue, and the favourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile is primarily due to the increased proportion of Canadian export coal volumes.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$313	$294	$19	6	6
Carloads (in thousands)	152.0	146.7	5.3	4	N/A
Revenue ton-miles (in millions)	11,221	10,742	479	4	N/A
Freight revenue per carload (dollars)	$2,061	$2,001	$60	3	3
Freight revenue per revenue ton-mile (cents)	2.79	2.73	0.06	2	2

Coal revenue was $313 million in the first six months of 2017, an increase of $19 million, or 6%, from $294 million in the same period of 2016. This increase was primarily due to an increase in U.S. thermal coal volumes, and an increase in fuel surcharge revenue.

Potash

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$109	$79	$30	38	35
Carloads (in thousands)	36.9	28.4	8.5	30	N/A
Revenue ton-miles (in millions)	4,159	3,497	662	19	N/A
Freight revenue per carload (dollars)	$2,946	$2,800	$146	5	3
Freight revenue per revenue ton-mile (cents)	2.61	2.27	0.34	15	13

Potash revenue was $109 million in the second quarter of 2017, an increase of $30 million, or 38%, from $79 million in the same period of 2016. This increase was primarily due to higher export potash volumes to the U.S. Pacific North West and an increase in freight revenue per revenue ton-mile. The increase in freight revenue per revenue ton-mile was due to a reduced average length of haul, higher fuel surcharge revenue, and the favourable impact of the change in FX.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$207	$161	$46	29	29
Carloads (in thousands)	68.3	55.2	13.1	24	N/A
Revenue ton-miles (in millions)	7,836	6,682	1,154	17	N/A
Freight revenue per carload (dollars)	$3,031	$2,928	$103	4	4
Freight revenue per revenue ton-mile (cents)	2.64	2.42	0.22	9	9

Potash revenue was $207 million in the first six months of 2017, an increase of $46 million, or 29%, from $161 million in the same period of 2016. As in the second quarter, this increase was primarily due to higher export potash volumes to the U.S. Pacific North

West and an increase in freight revenue per revenue ton-mile. The increase in freight revenue per revenue ton-mile was due to a reduced average length of haul and higher fuel surcharge revenue.

Fertilizers and Sulphur

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$70	$73	$(3)	(4)	(7)
Carloads (in thousands)	15.3	14.7	0.6	4	N/A
Revenue ton-miles (in millions)	1,011	1,019	(8)	(1)	N/A
Freight revenue per carload (dollars)	$4,527	$4,981	$(454)	(9)	(12)
Freight revenue per revenue ton-mile (cents)	6.87	7.16	(0.29)	(4)	(7)

Fertilizers and sulphur revenue was $70 million in the second quarter of 2017, a decrease of $3 million, or 4%, from $73 million in the same period of 2016. This decrease was primarily due to a decline in fertilizer volumes, which generate a higher freight revenue per revenue ton-mile, partially offset by higher sulphur volumes, the favourable impact of the change in FX, and higher fuel surcharge revenue. Carloads increased while RTMs decreased due to more shorter length of haul traffic.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$129	$154	$(25)	(16)	(16)
Carloads (in thousands)	29.4	30.9	(1.5)	(5)	N/A
Revenue ton-miles (in millions)	1,973	2,186	(213)	(10)	N/A
Freight revenue per carload (dollars)	$4,378	$4,987	$(609)	(12)	(12)
Freight revenue per revenue ton-mile (cents)	6.53	7.04	(0.51)	(7)	(7)

Fertilizers and sulphur revenue was $129 million in the first six months of 2017, a decrease of $25 million, or 16%, from $154 million in the same period of 2016. This decrease was primarily due to lower volumes, particularly fertilizers, which generate a higher freight revenue per revenue ton-mile. This decrease was partially offset by higher fuel surcharge revenue. Carloads decreased less than RTMs due to more shorter length of haul traffic.

Forest Products

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$68	$70	$(2)	(3)	(7)
Carloads (in thousands)	16.3	17.2	(0.9)	(5)	N/A
Revenue ton-miles (in millions)	1,131	1,245	(114)	(9)	N/A
Freight revenue per carload (dollars)	$4,182	$4,055	$127	3	(1)
Freight revenue per revenue ton-mile (cents)	6.01	5.59	0.42	8	4

Forest products revenue was $68 million in the second quarter of 2017, a decrease of $2 million, or 3%, from $70 million in the same period of 2016. This decrease was due to lower volumes, partially offset by the favourable impact of the change in FX, and higher fuel surcharge revenue. The increase in freight revenue per revenue ton-mile is due to a decrease in longer length of haul of shipments.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$135	$141	$(6)	(4)	(5)
Carloads (in thousands)	32.6	34.1	(1.5)	(4)	N/A
Revenue ton-miles (in millions)	2,233	2,402	(169)	(7)	N/A
Freight revenue per carload (dollars)	$4,155	$4,135	$20	—	—
Freight revenue per revenue ton-mile (cents)	6.06	5.87	0.19	3	3

Forest products revenue was $135 million in the first six months of 2017, a decrease of $6 million, or 4%, from $141 million in the same period of 2016. This decrease was due to lower volumes, particularly lumber, pulp and paper, partially offset by higher fuel surcharge revenue. The increase in freight revenue per revenue ton-mile is due to a decrease in longer length of haul of shipments.

Energy, Chemicals and Plastics

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$216	$186	$30	16	12
Carloads (in thousands)	62.7	57.0	5.7	10	N/A
Revenue ton-miles (in millions)	4,970	4,202	768	18	N/A
Freight revenue per carload (dollars)	$3,431	$3,264	$167	5	1
Freight revenue per revenue ton-mile (cents)	4.33	4.43	(0.10)	(2)	(6)

Energy, chemicals and plastics revenue was $216 million in the second quarter of 2017, an increase of $30 million, or 16%, from $186 million in the same period of 2016. This increase was primarily due to higher volumes of crude, plastics, liquefied petroleum gas ("L.P.G.") and fuel oil, the favourable impact of the change in FX, and higher fuel surcharge revenue. The decrease in freight revenue per revenue ton-mile is primarily due to volume gains in longer length of haul lanes.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$443	$451	$(8)	(2)	(1)
Carloads (in thousands)	129.3	127.7	1.6	1	N/A
Revenue ton-miles (in millions)	10,310	10,324	(14)	—	N/A
Freight revenue per carload (dollars)	$3,421	$3,535	$(114)	(3)	(3)
Freight revenue per revenue ton-mile (cents)	4.29	4.37	(0.08)	(2)	(2)

Energy, chemicals and plastics revenue was $443 million in the first six months of 2017, a decrease of $8 million, or 2%, from $451 million in the same period of 2016. This decrease was primarily due to a decline in crude volumes, partially offset by increased plastics, L.P.G. and fuel oil shipments, and higher fuel surcharge revenue. The decrease in freight revenue per revenue ton-mile is primarily due to higher plastic and fuel oil volumes, which generate a lower freight revenue per revenue ton-mile.

Metals, Minerals and Consumer Products

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$190	$140	$50	36	31
Carloads (in thousands)	63.4	49.8	13.6	27	N/A
Revenue ton-miles (in millions)	2,922	2,089	833	40	N/A
Freight revenue per carload (dollars)	$3,011	$2,800	$211	8	4
Freight revenue per revenue ton-mile (cents)	6.52	6.68	(0.16)	(2)	(6)

Metals, minerals and consumer products revenue was $190 million in the second quarter of 2017, an increase of $50 million, or 36%, from $140 million in the same period of 2016. This increase was primarily due to higher frac sand, aggregates and steel volumes, the favourable impact of the change in FX, and higher fuel surcharge revenue. The decrease in freight revenue per revenue ton-mile is primarily due to higher volumes of frac sand, which generate a lower freight revenue per revenue ton-mile. RTMs increased more than carloads due to an increased length of haul for frac sand traffic.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$360	$273	$87	32	32
Carloads (in thousands)	122.9	94.6	28.3	30	N/A
Revenue ton-miles (in millions)	5,482	3,896	1,586	41	N/A
Freight revenue per carload (dollars)	$2,934	$2,884	$50	2	2
Freight revenue per revenue ton-mile (cents)	6.57	7.00	(0.43)	(6)	(6)

Metals, minerals and consumer products revenue was $360 million in the first six months of 2017, an increase of $87 million, or 32%, from $273 million in the same period of 2016. As in the second quarter, this increase was primarily due to higher frac sand, aggregates and steel volumes, and higher fuel surcharge revenue. The decrease in freight revenue per revenue ton-mile is primarily due to higher volumes of frac sand, which generate a lower freight revenue per revenue ton-mile. RTMs increased more than carloads due to an increased length of haul for frac sand traffic.

Automotive

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$79	$93	$(14)	(15)	(19)
Carloads (in thousands)	27.8	35.4	(7.6)	(21)	N/A
Revenue ton-miles (in millions)	360	495	(135)	(27)	N/A
Freight revenue per carload (dollars)	$2,831	$2,629	$202	8	4
Freight revenue per revenue ton-mile (cents)	21.82	18.79	3.03	16	12

Automotive revenue was $79 million in the second quarter of 2017, a decrease of $14 million, or 15%, from $93 million in the same period of 2016. This decrease was primarily due to a decline in volume, partially offset by the favourable impact of the change in FX and higher fuel surcharge revenue. The increase in freight revenue per revenue ton-mile was primarily due to a decrease in traffic with lower freight rates.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$155	$184	$(29)	(16)	(16)
Carloads (in thousands)	54.9	68.3	(13.4)	(20)	N/A
Revenue ton-miles (in millions)	700	912	(212)	(23)	N/A
Freight revenue per carload (dollars)	$2,812	$2,689	$123	5	5
Freight revenue per revenue ton-mile (cents)	22.05	20.15	1.90	9	9

Automotive revenue was $155 million in the first six months of 2017, a decrease of $29 million, or 16%, from $184 million in the same period of 2016. As in the second quarter, this decrease was primarily due to a decline in volume, partially offset by higher fuel surcharge revenue. The increase in freight revenue per revenue ton-mile was primarily due to a decrease in traffic with lower freight rates.

Intermodal

			2017 vs. 2016
For the three months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$338	$314	$24	8	7
Carloads (in thousands)	248.6	238.9	9.7	4	N/A
Revenue ton-miles (in millions)	6,084	6,181	(97)	(2)	N/A
Freight revenue per carload (dollars)	$1,362	$1,316	$46	3	2
Freight revenue per revenue ton-mile (cents)	5.56	5.09	0.47	9	8

Intermodal revenue was $338 million in the second quarter of 2017, an increase of $24 million, or 8%, from $314 million in the same period of 2016. This increase was primarily due to higher domestic traffic, higher fuel surcharge revenue, and the favourable impact of the change in FX. This increase was partially offset by a decline in international volumes associated with the loss of a contract. Freight revenue per revenue ton-mile increased due to more revenue generating moves of empty customer containers.

			2017 vs. 2016
For the six months ended June 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$663	$627	$36	6	6
Carloads (in thousands)	481.8	472.4	9.4	2	N/A
Revenue ton-miles (in millions)	11,809	12,058	(249)	(2)	N/A
Freight revenue per carload (dollars)	$1,376	$1,327	$49	4	4
Freight revenue per revenue ton-mile (cents)	5.61	5.20	0.41	8	8

Intermodal revenue was $663 million in the first six months of 2017, an increase of $36 million, or 6%, from $627 million in the same period of 2016. This increase was primarily due to higher domestic traffic and higher fuel surcharge revenue, partially offset by a decline in international volumes associated with the loss of a contract. Freight revenue per revenue ton-mile increased due to more revenue generating moves of empty customer containers.

Operating Expenses

			2017 vs. 2016
For the three months ended June 30 (in millions)	2017	2016	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$277	$284	$(7)	(2)	(4)
Fuel	160	131	29	22	19
Materials	48	38	10	26	23
Equipment rents	37	44	(7)	(16)	(18)
Depreciation and amortization	165	161	4	2	1
Purchased services and other	277	241	36	15	13
Total operating expenses	$964	$899	$65	7	5
(1) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $964 million in the second quarter of 2017, an increase of $65 million, or 7%, from $899 million in the same period of 2016. This increase was primarily due to:

•	higher volume variable expenses;

•	the unfavourable impact of increases in fuel price of $19 million;

•	the unfavourable impact of the change in FX of $18 million;

•	the gain on sale of surplus freight cars in 2016 of $17 million; and

•	higher stock based compensation expense of $16 million.

This increase was partially offset by higher defined benefit pension plan income of $26 million and efficiencies generated from improved operating performance and asset utilization.

			2017 vs. 2016
For the six months ended June 30 (in millions)	2017	2016	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$510	$613	$(103)	(17)	(17)
Fuel	330	256	74	29	28
Materials	97	94	3	3	3
Equipment rents	73	89	(16)	(18)	(18)
Depreciation and amortization	331	323	8	2	2
Purchased services and other	555	462	93	20	20
Total operating expenses	$1,896	$1,837	$59	3	3
(1) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,896 million in the first six months of 2017, an increase of $59 million, or 3%, from $1,837 million in the same period of 2016. This increase was primarily due to:

•	the unfavourable impact of increases in fuel price of $61 million;

•	the gain on sale of CP's Arbutus Corridor in 2016 of $50 million;

•	higher volume variable expenses;

•	the gain on sale of surplus freight cars in 2016 of $17 million; and

•	the impact of wage and benefit inflation of approximately 3%.

This increase was partially offset by:

•	higher defined benefit pension plan income of $52 million;

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP; and

•	efficiencies generated from improved operating performance and asset utilization.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $277 million in the second quarter of 2017, a decrease of $7 million, or 2%, from $284 million in the same period of 2016. This decrease was primarily due to:

•	higher defined benefit pension plan income of $26 million;

•	a lower average number of employees due to operational efficiencies; and

•	lower incentive based compensation.

This decrease was partially offset by:

•	higher stock-based compensation of $16 million driven primarily by the change in stock price;

•	higher volume variable expenses as a result of an increase in workload as measured in GTMs;

•	wage and benefit inflation of approximately 3%; and

•	the unfavourable impact of the change in FX of $5 million.

Compensation and benefits expense was $510 million in the first six months of 2017, a decrease of $103 million, or 17%, from $613 million in the same period of 2016. This decrease was primarily due to:

•	higher defined benefit pension plan income of $52 million;

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement of CEO of CP;

•	a lower average number employees due to operational efficiencies; and

•	lower incentive based compensation.

This decrease was partially offset by:

•	wage and benefit inflation of approximately 3%;

•	higher stock-based compensation expense of $14 million, exclusive of management transition recoveries; and

•	higher volume variable expenses as a result of an increase in workload as measured in GTMs.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $160 million in the second quarter of 2017, an increase of $29 million, or 22%, from $131 million in the same period of 2016. This increase was primarily due to:

•	the unfavourable impact of $19 million from higher fuel prices;

•	an increase in workload, as measured by GTMs; and

•	the unfavorable impact of the change in FX of $4 million.

This increase was partially offset by an $8 million fuel tax recovery related to prior periods.

Fuel expense was $330 million in the first six months of 2017, an increase of $74 million, or 29%, from $256 million in the same period of 2016. This increase was primarily due to the unfavourable impact of $61 million from higher fuel prices and an increase in workload, as measured by GTMs. This increase was partially offset by an $8 million fuel tax recovery related to prior periods.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car and building maintenance and software sustainment. Materials expense was $48 million in the second quarter of 2017, an increase of $10 million, or 26%, from $38 million in the same period of 2016. This increase was primarily due to higher locomotive and track maintenance activities.

Materials expense was $97 million in the first six months of 2017, an increase of $3 million or 3%, from $94 million in the same period of 2016. This increase was due to higher locomotive and track maintenance activities, partially offset by lower freight car repair costs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $37 million in the second quarter of 2017, a decrease of $7 million, or 16%, from $44 million in the same period of 2016. Equipment rents expense was $73 million in the first six months of 2017, a decrease of $16 million, or 18%, from $89 million in the same period of 2016. These decreases were primarily due to an increase in income from other railroads' use of CP's equipment and the purchase and return of leased freight cars reducing rental expense.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $165 million in the second quarter of 2017, an increase of $4 million, or 2%, from $161 million in the same period of 2016. This increase was primarily due to a higher depreciable asset base and an unfavourable impact of the change in FX of $2 million.

Depreciation and amortization expense was $331 million in the first six months of 2017, an increase of $8 million, or 2%, from $323 million in the same period of 2016. This increase was primarily due to a higher depreciable asset base.

Purchased Services and Other

			2017 vs. 2016
For the three months ended June 30 (in millions)	2017	2016(1)	Total Change	% Change
Support and facilities	$69	$68	$1	1
Track and operations	69	65	4	6
Intermodal	48	44	4	9
Equipment	44	39	5	13
Casualty	15	14	1	7
Property taxes	32	29	3	10
Other	1	(16)	17	(106)
Land sales	(1)	(2)	1	(50)
Total Purchased services and other	$277	$241	$36	15

(1)	Certain comparative figures have been revised to conform with current presentation.

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $277 million in the second quarter of 2017, an increase of $36 million, or 15%, from $241 million in the same period of 2016. This increase was primarily due to:

•	the gain on sale of surplus freight cars in 2016 of $17 million, reported in Other;

•	the unfavourable impact of the change in FX of $5 million;

•	higher engineering costs for dismantling and third party snow removal, reported in Track and Operations;

•	higher locomotive maintenance, reported in Equipment; and

•	higher intermodal expenses related to pickup and delivery and equipment handling services, reported in Intermodal.

			2017 vs. 2016
For the six months ended June 30 (in millions)	2017	2016(1)	Total Change	% Change
Support and facilities	$136	$138	$(2)	(1)
Track and operations	135	130	5	4
Intermodal	95	88	7	8
Equipment	85	83	2	2
Casualty	35	34	1	3
Property taxes	64	59	5	8
Other	8	(15)	23	(153)
Land sales	(3)	(55)	52	(95)
Total Purchased services and other	$555	$462	$93	20

(1)	Certain comparative figures have been revised to conform with current presentation.

Purchased services and other expense was $555 million in the first six months of 2017, an increase of $93 million, or 20%, from $462 million in the same period of 2016. This increase was primarily due to:

•	lower gains on land sales of $52 million;

•	the gain on sale of surplus freight cars in 2016 of $17 million, reported in Other;

•	higher intermodal expenses related to pickup and delivery and equipment handling services, reported in Intermodal;

•	higher third-party snow removal services, reported in Track and Operations;

•	higher property tax rates; and

•	a charge related to certain assets held for sale, reported in Other.

As part of optimizing its assets, the Company may identify and dispose of property used or formerly used in operating activities. The Company includes as part of operating expenses the gains and losses that arise on disposal of such long-lived assets. The following disposals have impacted Purchased services and other during the comparative periods:

•
in the second quarter of 2016, the Company disposed of 1,000 surplus freight cars that had reached or were nearing the end of their useful life, in a non-monetary exchange for new freight cars. The Company recognized a gain on sale of $17 million from the transaction and the sale did not impact cash from investing activities; and

•
in the first quarter of 2016, the Company completed the sale of CP’s Arbutus Corridor to the City of Vancouver for gross proceeds of $55 million and a gain on sale of $50 million. The agreement allows the Company to share in future proceeds on the eventual development and/or sale of certain parcels of the Arbutus Corridor.

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income and other non-operating expenditures. Other income and charges was a gain of $61 million in the second quarter of 2017, compared to a gain of $9 million in the same period of 2016, a change of $52 million, or 578%. This change was primarily due to higher FX translation gains on U.S. dollar-denominated debt during the second quarter of 2017, compared to the same period of 2016, and a $10 million insurance recovery of legal costs. These favourable changes were partially offset by a $13 million charge on the settlement and roll of the forward starting swaps during the second quarter of 2017. These items are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other income and charges was a gain of $89 million in the first six months of 2017, compared to a gain of $190 million in the same period of 2016, a change of $101 million, or 53%.This change was primarily due to a reduced favourable impact of FX translation of $95 million on U.S. dollar-denominated debt in the first six months of 2017, compared to a favourable FX impact of $199 million in the same period of 2016.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $122 million in the second quarter of 2017, an increase of $7 million, or 6%, from $115 million in the same period of 2016. This increase was primarily due to the unfavourable impact from the change in FX of $4 million and lower capitalized interest.

Net interest expense was $242 million in the first six months of 2017, an increase of $3 million, or 1%, from $239 million in the same period of 2016. This increase was primarily due to lower capitalized interest compared to the same period in 2016.

Income Tax Expense

Income tax expense was $138 million in the second quarter of 2017, an increase of $21 million, or 18%, from $117 million in the same period of 2016. This increase was due to higher taxable earnings partially offset by a lower effective tax rate in 2017.

Income tax expense was $286 million in the first six months of 2017, a decrease of $1 million from $287 million in the same period of 2016. This decrease was due to a lower effective tax rate in 2017 partially offset by higher taxable earnings.

During the three months ended June 30, 2017, the Saskatchewan provincial corporate income tax rate was enacted and resulted in a $17 million income tax recovery on the revaluation of deferred income tax balances as at January 1, 2017. This resulted in a decrease to the effective tax rate for the second quarter and first six months of 2017.

The effective tax rate in the second quarter of 2017, including discrete items was 22.31%, compared with 26.40% in the same period of 2016. The effective tax rate in the second quarter of 2017, excluding discrete items, was 26.50% compared to 26.93% in 2016.

The effective tax rate in the first six months of 2017, including discrete items was 23.90%, compared with 24.86% in the same period of 2016. The effective tax rate in the first six months of 2017, excluding discrete items, was 26.50% compared to 27.25% in 2016.

The Company expects an annualized effective tax rate in 2017 of approximately 26.50%. The Company’s 2017 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2016 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the Contractual Commitments section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its Cash and cash equivalents, its bilateral letters of credit facility, and its revolving credit facility.

As at June 30, 2017, the Company had $238 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility and up to $289 million available under its letters of credit (December 31, 2016 - $164 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility and up to $280 million available under its letters of credit).

As at June 30, 2017, the Company's U.S. $2.0 billion revolving credit facility, which includes a U.S. $1.0 billion five-year portion and U.S. $1.0 billion one-year plus one-year term-out portion, was undrawn (December 31, 2016 - undrawn). Effective June 23, 2017, the maturity date on the U.S $1.0 billion one-year plus one-year term-out portion was extended to June 27, 2019, and the maturity date on the U.S. $1.0 billion five-year portion was extended to June 28, 2022. The Company did not draw from its revolving credit facility during the three and six months ended June 30, 2017. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at June 30, 2017, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. At June 30, 2017, total commercial paper borrowings were $nil (December 31, 2016 - $nil).

As at June 30, 2017, under its bilateral letters of credit facility, the Company had letters of credit drawn of $311 million from a total available amount of $600 million. This compares to letters of credit drawn of $320 million from a total available amount of $600 million as at December 31, 2016. Under the bilateral letters of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. Collateral provided may include highly liquid investments purchased three months or less from maturity and is stated at cost, which approximates market value. As at June 30, 2017, the Company had posted $30 million in collateral on its bilateral letters of credit facility (December 31, 2016 - $nil).

The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $611 million in the second quarter of 2017, an increase of $99 million compared to $512 million in the same period of 2016. This increase was primarily due to higher cash generating income in the second quarter of 2017 compared to the same period in 2016, partially offset by higher cash taxes paid in the period.

Cash provided by operating activities was $922 million in the first six months of 2017, an increase of $192 million from $730 million in the same period of 2016. This increase was primarily due to higher cash generating income and improvements in non-cash working capital.

Investing Activities

Cash used in investing activities was $333 million in the second quarter of 2017, an increase of $12 million compared to $321 million in the same period of 2016. This increase was primarily due to higher additions to properties compared to the same period in 2016.

Cash used in investing activities was $555 million in the first six months of 2017, an increase of $16 million from $539 million in the same period of 2016. This increase was primarily due to lower proceeds from the sale of properties and other assets, partially offset by lower additions to properties during the first six months of 2017.

Financing Activities

Cash used in financing activities was $237 million in the second quarter of 2017, a decrease of $432 million from $669 million in the same period of 2016. Cash used in financing activities was $287 million in the first six months of 2017, a decrease of $444 million from $731 million in the same period of 2016. These decreases were primarily due to lower repurchases of CP common shares, partially offset by increased dividends paid in 2017 and the net issuance of commercial paper during the first six months of 2016.

Interest Coverage Ratio

For the twelve months ended June 30, 2017, the Company’s interest coverage ratio was 5.6, compared with 5.5 for the twelve months ended June 30, 2016. This increase was primarily due to a year over year increase in Earnings before interest and taxes ("EBIT"), slightly offset by an increase in Net interest expense.

Excluding significant items from EBIT, Adjusted interest coverage ratio was 5.6 for the twelve months ended June 30, 2017, unchanged from the twelve months ended June 30, 2016. Interest coverage ratio, Adjusted interest coverage ratio, and EBIT are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As at June 30, 2017, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's"), Moody's Investor Service ("Moody's"), and Dominion Bond Rating Service Limited ("DBRS") remain unchanged from December 31, 2016. However, during the second quarter of 2017, Moody's changed the outlook on CP's Senior unsecured debt to stable from negative.

Credit ratings as at June 30, 2017(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended June 30, 2017 and June 30, 2016 was 2.7 and 2.9, respectively. This decrease was primarily due to lower adjusted net debt for the twelve months ended June 30, 2017 as a result of the repayment of commercial paper outstanding as at June 30, 2016 and a higher cash and cash equivalents balance as at June 30, 2017 compared to June 30, 2016. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Free Cash

CP generated positive Free cash of $274 million in the second quarter of 2017, an increase of $84 million from positive Free cash of $190 million in the same period of 2016. For the first six months of 2017, CP generated positive Free cash of $361 million, an increase of $188 million from positive Free cash of $173 million in the same period of 2016. These increases were primarily due to an increase in cash provided by operating activities slightly offset by an increase in cash used in investing activities compared to the same period of 2016.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Capital additions were $346 million in the second quarter of 2017, $16 million lower than in the same period of 2016. In the first six months of 2017, capital additions were $576 million, $32 million lower than in the same period of 2016. Free cash is defined and reconciled in the Non-GAAP Measures section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The definition of Free cash has been revised to exclude the deduction of dividends paid. As a result of this change, Free cash was increased by $53 million and $107 million for the three and six months ended June 30, 2016, respectively.

Share Capital

At July 18, 2017, the latest practicable date, there were 146,084,032 Common Shares and no preferred shares issued and outstanding, which consists of 14,768 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At July 18, 2017, 1.6 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.5 million options available to be issued by the Company’s MSOIP in the future.

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

In 2017, there were five significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 12 cents;

•	in the second quarter, a charge on hedge roll and de-designation of $13 million ($10 million after deferred tax) that unfavourably impacted Diluted EPS by 7 cents;

•	in the second quarter, an insurance recovery of a legal settlement of $10 million ($7 million after current tax) that favourably impacted Diluted EPS by 5 cents;

•
in the first quarter, a management transition recovery of $51 million related to the retirement of Mr. E. Hunter Harrison as CEO of CP ($39 million after deferred tax) that favourably impacted Diluted EPS by 27 cents; and

•	during the course of the year, a net non-cash gain of $95 million ($83 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 40 cents; and

•	in the first quarter, a $28 million gain ($24 million after deferred tax) that favourably impacted Diluted EPS by 16 cents.

In 2016, there were two significant items included in Net income as follows:

•	in the third quarter, a $25 million expense ($18 million after current tax) related to a legal settlement that unfavourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $79 million ($68 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $74 million loss ($64 million after deferred tax) that unfavourably impacted Diluted EPS by 43 cents;

•	in the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents;

•	in the second quarter, an $18 million gain ($16 million after deferred tax) that favourably impacted Diluted EPS by 10 cents; and

•	in the first quarter, a $181 million gain ($156 million after deferred tax) that favourably impacted Diluted EPS by $1.01.

In the six months ended December 31, 2015, there were three significant items included in Net income as follows:

•	in the third quarter, a $68 million gain ($42 million after current tax) related to the sale of Delaware & Hudson South ("D&H South") that favourably impacted Diluted EPS by 26 cents;

•	in the third quarter, a $47 million charge ($35 million after deferred tax) related to the early redemption premium on notes that unfavourably impacted Diluted EPS by 22 cents; and

•	during the six months ended December 31, 2015, a net non-cash loss of $243 million ($211 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $115 million loss ($100 million after deferred tax) that unfavourably impacted Diluted EPS by 64 cents; and

•	in the third quarter, a $128 million loss ($111 million after deferred tax) that unfavourably impacted Diluted EPS by 69 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2017 and 2016:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

	For the three months ended June 30		For the six months ended June 30
(in millions)	2017	2016	2017	2016
Net income as reported	$480	$328	$911	$868
Less significant items (pretax):
Management transition recovery	—	—	51	—
Impact of FX translation on U.S. dollar-denominated debt	67	18	95	199
Charge on hedge roll and de-designation	(13)	—	(13)	—
Insurance recovery of legal settlement	10	—	10	—
Income tax rate change	17	—	17	—
Tax effect of adjustments(1)	8	2	24	27
Adjusted income	$407	$312	$775	$696
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the effective tax rate for each of the above items for the periods presented.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Diluted earnings per share as reported	$3.27	$2.15	$6.20	$5.67
Less significant items:
Management transition recovery	—	—	0.35	—
Impact of FX translation on U.S. dollar-denominated debt	0.46	0.11	0.65	1.30
Charge on hedge roll and de-designation	(0.09)	—	(0.09)	—
Insurance recovery of legal settlement	0.06	—	0.06	—
Income tax rate change	0.12	—	0.12	—
Tax effect of adjustments(1)	0.05	0.01	0.16	0.18
Adjusted diluted earnings per share	$2.77	$2.05	$5.27	$4.55
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the effective tax rate for each of the above items for the periods presented.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Operating income as reported	$679	$551	$1,350	$1,204
Less significant item:
Management transition recovery	—	—	51	—
Adjusted operating income	$679	$551	$1,299	$1,204

Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Operating ratio as reported	58.7%	62.0%	58.4%	60.4%
Less significant item:
Management transition recovery	—%	—%	(1.6)%	—%
Adjusted operating ratio	58.7%	62.0%	60.0%	60.4%

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

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended June 30
(in millions, except for percentages)	2017	2016
Operating income	$2,724	$2,634
Less:
Other income and charges	56	77
Tax(1)	671	709
	$1,997	$1,848
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	13,514	12,612
ROIC	14.8%	14.7%
(1) Tax was calculated at the annualized effective tax rate of 25.14% for 2017 and 27.73% for 2016 for each of the above items for the periods presented.

	For the twelve months ended June 30
(in millions, except for percentages)	2017	2016
Operating income	$2,724	$2,634
Less significant items:
Management transition recovery	51	—
Gain on sale of D&H South	—	68
Adjusted operating income	2,673	2,566
Less:
Other income and charges	56	77
Add significant items (pretax):
Charge on hedge roll and de-designation	13	—
Legal settlement charge	25	—
Insurance recovery of legal settlement	(10)	—
Impact of FX translation on U.S. dollar-denominated debt	25	44
Early redemption premium on notes	—	47
Less:
Tax(1)	690	705
	$1,980	$1,875
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	13,514	12,612
Adjusted ROIC	14.7%	14.9%
(1) Tax was calculated at the adjusted annualized effective tax rate of 25.85% for 2017 and 27.31% for 2016 for each of the above items for the periods presented.

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended June 30		For the six months ended June 30
(in millions)	2017	2016	2017	2016
Cash provided by operating activities	$611	$512	$922	$730
Cash used in investing activities	(333)	(321)	(555)	(539)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(4)	(1)	(6)	(18)
Free cash(1)	$274	$190	$361	$173
(1) The definition of Free cash has been revised to exclude the deduction of dividends paid. As a result of this change, Free cash was increased by $53 million and $107 million for the three and six months ended June 30, 2016, respectively.

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

	For the three months ended June 30
(in millions)	Reported 2017	Reported 2016	Variance due to FX	FX Adjusted 2016	FX Adjusted % Change
Freight revenues	$1,598	$1,406	$33	$1,439	11
Non-freight revenues	45	44	—	44	2
Total revenues	1,643	1,450	33	1,483	11
Compensation and benefits	277	284	5	289	(4)
Fuel	160	131	4	135	19
Materials	48	38	1	39	23
Equipment rents	37	44	1	45	(18)
Depreciation and amortization	165	161	2	163	1
Purchased services and other	277	241	5	246	13
Total operating expenses	964	899	18	917	5
Operating income	$679	$551	$15	$566	20

	For the six months ended June 30
(in millions)	Reported 2017	Reported 2016	Variance due to FX	FX Adjusted 2016	FX Adjusted % Change
Freight revenues	$3,161	$2,954	$—	$2,954	7
Non-freight revenues	85	87	—	87	(2)
Total revenues	3,246	3,041	—	3,041	7
Compensation and benefits	510	613	1	614	(17)
Fuel	330	256	1	257	28
Materials	97	94	—	94	3
Equipment rents	73	89	—	89	(18)
Depreciation and amortization	331	323	—	323	2
Purchased services and other	555	462	—	462	20
Total operating expenses	1,896	1,837	2	1,839	3
Operating income	$1,350	$1,204	$(2)	$1,202	12

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

	For the twelve months ended June 30
(in millions)	2017	2016
Net income as reported	$1,642	$1,510
Add:
Net interest expense	474	464
Income tax expense	552	583
EBIT	2,668	2,557
Less significant items (pretax):
Charge on hedge roll and de-designation	(13)	—
Management transition recovery	51	—
Legal settlement charge	(25)	—
Insurance recovery of legal settlement	10	—
Gain on sale of D&H South	—	68
Impact of FX translation on U.S. dollar-denominated debt	(25)	(44)
Early redemption premium on notes	—	(47)
Adjusted EBIT	2,670	2,580
Less:
Net periodic pension and other benefit cost other than current service costs	216	115
Operating lease expense	(103)	(111)
Depreciation and amortization	(648)	(627)
Adjusted EBITDA	$3,205	$3,203

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

Calculation of Interest Coverage Ratio and Adjusted Interest Coverage Ratio

	For the twelve months ended June 30
(in millions, except for ratios)	2017	2016
EBIT	$2,668	$2,557
Adjusted EBIT	2,670	2,580
Net interest expense	474	464
Interest coverage ratio	5.6	5.5
Adjusted interest coverage ratio	5.6	5.6

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

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2017	2016
Long-term debt including long term debt maturing within one year as at June 30	$8,422	$8,581
Less:
Pension plans in deficit	(269)	(290)
Net present value of operating leases(1)	(300)	(354)
Cash and cash equivalents	238	92
Adjusted net debt as at June 30	$8,753	$9,133
(1) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2017	2016
Adjusted net debt as at June 30	$8,753	$9,133
Adjusted EBITDA for the twelve months ended June 30	3,205	3,203
Adjusted net debt to Adjusted EBITDA ratio	2.7	2.9

Off-Balance Sheet Arrangements

Guarantees

At June 30, 2017, the Company had residual value guarantees on operating lease commitments of $21 million, compared to $19 million at December 31, 2016. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at June 30, 2017, the fair value of these guarantees recognized as a liability was $14 million, compared to $5 million at December 31, 2016.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements, as at June 30, 2017.

Payments due by period (in millions)	Total	2017	2018 & 2019	2020 & 2021	2022 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$11,891	$238	$862	$779	$10,012
Long-term debt	8,350	10	1,231	429	6,680
Capital leases	164	8	9	11	136
Operating lease(1)	388	37	122	83	146
Supplier purchase	2,108	282	1,067	177	582
Other long-term liabilities(2)	488	37	108	102	241
Total contractual commitments	$23,389	$612	$3,399	$1,581	$17,797
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $21 million are not included in the minimum payments shown above. Where management believes that CP will be required to make payments under these residual value guarantees, the fair value of these guarantees as at June 30, 2017 of $8 million has been recognized as a liability.
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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at June 30, 2017.

Payments due by period (in millions)	Total	2017	2018 & 2019	2020 & 2021	2022 & beyond
Certain other financial commitments
Letters of credit	$311	$311	$—	$—	$—
Capital commitments	300	240	47	13	—
Total certain other financial commitments	$611	$551	$47	$13	$—

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

Pensions and Other Benefits

Pension Liabilities and Pension Assets

The Company included pension benefit liabilities of $259 million in "Pension and other benefit liabilities" ($263 million as at December 31, 2016) and $10 million ($10 million as at December 31, 2016) in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets at June 30, 2017. The Company also included post-retirement benefits accruals of $382 million ($383 million as at December 31, 2016) in "Pension and other benefit liabilities" and $21 million ($21 million as at December 31, 2016) in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets at June 30, 2017.

The Company included pension benefit assets of $1,261 million in "Pension assets" on the Company’s Interim Consolidated Balance Sheets at June 30, 2017, compared to $1,070 million as at December 31, 2016.

Pension Plan Contributions

The Company made contributions of $12 million to the defined benefit pension plans in the second quarter of 2017, compared with $14 million in the same period of 2016. In the first six months of 2017, the Company made contributions of $24 million to the defined benefit pension plans, compared with $34 million in the same period of 2016. The Company’s main Canadian defined benefit pension plan accounts for 96% of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010 and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,281 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2016, leaving $469 million of the voluntary prepayments still available at June 30, 2017 to reduce CP’s pension funding requirements in the remainder of 2017 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will apply $42 million of the remaining voluntary prepayments against its 2017 pension funding requirements.

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

For the sale or retirement of larger groups of depreciable assets that are unusual and were not considered in the Company’s depreciation studies, CP records a gain or loss for the difference between net proceeds and net book value of the assets sold or retired. The accumulated depreciation to be retired includes asset specific accumulated depreciation, when known, and an appropriate portion of the accumulated depreciation recorded for the relevant asset class as a whole, calculated using a cost-based allocation.

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

Deferred Income Taxes

A deferred income tax expense of $24 million was included in "Income tax expense" for the second quarter of 2017 compared to $90 million for the same period of 2016. For the first six months of 2017, deferred income tax expense of $91 million was included in "Income tax expense" compared to $183 million the same period of 2016.

The decrease in deferred income tax expense for the three and six months ended June 30, 2017 was primarily due to a change in the estimated timing of recognition of certain temporary differences that correspondingly increased current tax expense and the deferred income tax recovery of $17 million in the quarter on the revaluation of the deferred income tax balances as at January 1, 2017 for the decrease to the Saskatchewan provincial corporate income tax rate.

At June 30, 2017, deferred income tax liabilities of $3,648 million were recorded as a long-term liability and are composed largely of temporary differences related to accounting for properties, compared to $3,571 million as at December 31, 2016.

Legal and Personal Injury Liabilities

Provisions for incidents, claims and litigation charged to income, which were included in "Purchased services and other expense", amounted to $20 million in the second quarter of 2017 compared with $13 million for the same period of 2016. For the first six months of 2017, these provisions amounted to $39 million compared with $33 million for the same period of 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three and six months ended June 30, 2017 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2016 Annual Report on Form 10-K other than foreign exchange risk and share price impact on stock-based compensation discussed below:

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

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at June 30, 2017, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated U.S. dollar-denominated long-term debt causes additional impacts on earnings in Other income and charges. For further information, please refer to Item 8. Financial Statements and Supplementary Data, Note 17 Financial Instruments, in CP's 2016 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.3 million to $0.5 million based on information available at June 30, 2017. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Share based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2017, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 13 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2016 Annual Report on Form 10-K other than the governmental legislation and regulation risk factor discussed below:

The Company is subject to significant governmental legislation and regulation over commercial, operating and environmental matters. The Company’s railway operations are subject to extensive federal laws, regulations and rules in both Canada and the U.S. Operations are subject to economic and safety regulations in Canada primarily by the Agency and Transport Canada. The Company’s U.S. operations are subject to economic and safety regulation by the Surface Transportation Board ("STB") and the Federal Railroad Administration ("FRA"). Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental and other matters. Additional economic regulation of the rail industry by these regulators or the Canadian and U.S. legislatures, whether under new or existing laws, including Bill C-49, if passed, which is described under the heading "Recent Developments" in Part I of this Quarterly Report on Form 10-Q, could have a significant negative impact on the Company’s ability to determine prices for rail services and result in a material adverse effect in the future on the Company’s financial position, results of operations, and liquidity in a particular year or quarter. This potential material adverse effect could also result in reduced capital spending on the Company’s rail network or in abandonment of lines.

The Company’s compliance with safety and security regulations may result in increased capital expenditures and operating costs. For example, compliance with the Rail Safety Improvement Act of 2008 will result in additional capital expenditures associated with the statutorily mandated implementation of Positive Train Control ("PTC"). In addition to increased capital expenditures, implementation of such regulations may result in reduced operational efficiency and service levels, as well as increased operating expenses.

The Company’s operations are subject to extensive federal, state, provincial and local environmental laws concerning, among other matters, emissions to the air, land and water and the handling of hazardous materials and wastes. Violation of these laws and regulations can result in significant fines and penalties as well as other potential impacts on CP’s operations. These laws can impose strict, and in some circumstances, joint and several liability on both current and former owners and on operators of facilities. Such environmental liabilities may also be raised by adjacent landowners or third parties. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results and reputation. The Company has been, and may in the future be, subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations. The Company currently has obligations at existing sites for investigation, remediation and monitoring, and will likely have obligations at other sites in the future. The actual costs associated with both current and long-term liabilities may vary from The Company’s estimates due to a number of factors including, but not limited to changes in: the content or interpretation of environmental laws and regulations; required remedial actions; technology associated with site investigation or remediation; and the involvement and financial viability of other parties that may be responsible for portions of those liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

On May 10, 2017, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 4,384,062 of its Common Shares, which received Toronto Stock Exchange ("TSX") approval on May 10, 2017. The NCIB commenced on May 15, 2017 and will expire on May 14, 2018. During the second quarter of 2017, CP repurchased 0.7 million Common Shares in total for $143 million at a weighted average price of $208.75. The following table presents Common Shares repurchased during each month for the second quarter of 2017.

2017	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	237,500	211.12	237,500	4,146,562
June 1 to June 30	445,400	207.49	445,400	3,701,162
Ending Balance	682,900	208.75	682,900	N/A
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

10.2
Fourth Amending Agreement, dated as of June 23, 2017, amending the Credit Agreement, dated September 26, 2014, between Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2017, File No. 001-01342).

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

The following financial information from Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2017 and 2016; (iii) the Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2017 and 2016; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first six months ended June 30, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements.

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

Dated: July 19, 2017