Form 10-Q
period 2017-09-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2017-10-18
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 16, 2017, there were 144,967,167 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2017	2016	2017	2016
Revenues
Freight	$1,547	$1,510	$4,708	$4,464
Non-freight	48	44	133	131
Total revenues	1,595	1,554	4,841	4,595
Operating expenses
Compensation and benefits (Note 11)	256	294	766	907
Fuel	150	138	480	394
Materials	45	39	142	133
Equipment rents	35	43	108	132
Depreciation and amortization	162	155	493	478
Purchased services and other (Note 4)	257	228	812	690
Total operating expenses	905	897	2,801	2,734

Operating income	690	657	2,040	1,861
Less:
Other income and charges (Note 5)	(105)	71	(194)	(119)
Net interest expense	115	116	357	355
Income before income tax expense	680	470	1,877	1,625
Income tax expense (Note 6)	170	123	456	410
Net income	$510	$347	$1,421	$1,215

Earnings per share (Note 7)
Basic earnings per share	$3.50	$2.35	$9.72	$8.06
Diluted earnings per share	$3.50	$2.34	$9.70	$8.02

Weighted-average number of shares (millions) (Note 7)
Basic	145.5	147.3	146.2	150.7
Diluted	145.8	148.3	146.6	151.6

Dividends declared per share	$0.5625	$0.5000	$1.6250	$1.3500
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Net income	$510	$347	$1,421	$1,215
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	19	(7)	38	33
Change in derivatives designated as cash flow hedges	2	1	11	(75)
Change in pension and post-retirement defined benefit plans	38	47	113	137
Other comprehensive income before income taxes	59	41	162	95
Income tax expense on above items	(34)	(3)	(78)	(51)
Other comprehensive income (Note 3)	25	38	84	44
Comprehensive income	$535	$385	$1,505	$1,259
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2017	2016
Assets
Current assets
Cash and cash equivalents	$142	$164
Accounts receivable, net	628	591
Materials and supplies	157	184
Other current assets	65	70
	992	1,009
Investments	185	194
Properties	16,700	16,689
Goodwill and intangible assets	187	202
Pension asset	1,356	1,070
Other assets	59	57
Total assets	$19,479	$19,221
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,139	$1,322
Long-term debt maturing within one year (Notes 8 and 10)	749	25
	1,888	1,347
Pension and other benefit liabilities	726	734
Other long-term liabilities	221	284
Long-term debt (Note 10)	7,384	8,659
Deferred income taxes	3,695	3,571
Total liabilities	13,914	14,595
Shareholders’ equity
Share capital	2,025	2,002
Additional paid-in capital	42	52
Accumulated other comprehensive loss (Note 3)	(1,715)	(1,799)
Retained earnings	5,213	4,371
	5,565	4,626
Total liabilities and shareholders’ equity	$19,479	$19,221
Contingencies (Note 13)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Operating activities
Net income	$510	$347	$1,421	$1,215
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	162	155	493	478
Deferred income taxes (Note 6)	77	50	168	233
Pension funding in excess of expense (Note 12)	(59)	(26)	(178)	(105)
Foreign exchange (gain) loss on long-term debt (Note 5)	(105)	46	(200)	(153)
Other operating activities, net	(1)	(17)	(88)	(130)
Change in non-cash working capital balances related to operations	(57)	36	(167)	(217)
Cash provided by operating activities	527	591	1,449	1,321
Investing activities
Additions to properties	(319)	(294)	(895)	(902)
Proceeds from sale of properties and other assets (Note 4)	13	16	29	87
Other	—	—	5	(2)
Cash used in investing activities	(306)	(278)	(861)	(817)
Financing activities
Dividends paid	(83)	(75)	(229)	(182)
Issuance of CP Common Shares	2	5	39	14
Purchase of CP Common Shares (Note 9)	(226)	(412)	(368)	(1,200)
Repayment of long-term debt, excluding commercial paper	(3)	(12)	(17)	(30)
Net issuance of commercial paper (Note 8)	—	190	—	366
Settlement of forward starting swaps (Note 10)	—	—	(22)	—
Other	—	—	—	(3)
Cash used in financing activities	(310)	(304)	(597)	(1,035)

Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(7)	2	(13)	(16)
Cash position
(Decrease) increase in cash and cash equivalents	(96)	11	(22)	(547)
Cash and cash equivalents at beginning of period	238	92	164	650
Cash and cash equivalents at end of period	$142	$103	$142	$103

Supplemental disclosures of cash flow information:
Income taxes paid	$78	$17	$364	$274
Interest paid	$140	$148	$385	$395
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars, except common share amounts)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2017	146.3	$2,002	$52	$(1,799)	$4,371	$4,626
Net income	—	—	—	—	1,421	1,421
Other comprehensive income (Note 3)	—	—	—	84	—	84
Dividends declared	—	—	—	—	(237)	(237)
CP Common Shares repurchased (Note 9)	(1.8)	(26)	—	—	(342)	(368)
Shares issued under stock option plan	0.5	49	(10)	—	—	39
Balance at September 30, 2017	145.0	$2,025	$42	$(1,715)	$5,213	$5,565
Balance at January 1, 2016	153.0	$2,058	$43	$(1,477)	$4,172	$4,796
Net income	—	—	—	—	1,215	1,215
Other comprehensive income (Note 3)	—	—	—	44	—	44
Dividends declared	—	—	—	—	(202)	(202)
Effect of stock-based compensation expense	—	—	11	—	—	11
CP Common Shares repurchased (Note 9)	(6.9)	(84)	—	—	(1,126)	(1,210)
Shares issued under stock option plan	0.2	26	(11)	—	—	15
Balance at September 30, 2016	146.3	$2,000	$43	$(1,433)	$4,059	$4,669
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

Future changes

Leases

In February 2016, the FASB issued ASU 2016-02, Leases under FASB ASC Topic 842 which will supersede the lease recognition and measurement requirements in Topic 840 Leases. This new standard requires recognition of right-of-use assets and lease liabilities by lessees for those leases classified as finance and operating leases with a maximum term exceeding 12 months. For CP this new standard will be effective for interim and annual periods commencing January 1, 2019. Entities are required to use a modified retrospective approach to adopt this new standard meaning there will be no impact to the consolidated statements of income; however, the comparative consolidated balance sheet will be adjusted to reflect the provisions of this standard. The Company has a detailed plan to implement the new standard and is assessing contractual arrangements, through a cross functional team, that may qualify as leases under the new standard. CP is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes. During the third quarter, CP's cross functional team and the vendor finalized system requirements and developed work flows and testing scenarios that will permit system implementation and parallel testing in 2018 for CP's lease system solution. The impact of the new standard will be a material increase to right of use assets and lease liabilities on the consolidated balance sheet, primarily, as a result of operating leases currently not recognized on the balance sheet. The Company does not anticipate a material impact to the consolidated statement of income and is currently evaluating the impact adoption of this new standard will have on disclosure.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers under FASB ASC Topic 606. In March 2016, the FASB issued amendment ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations as an update under FASB ASC Topic 606. The amendments clarify the principal versus agent guidance in determining whether to recognize revenue on a gross or net basis. The guidance in Topic 606, as amended, will be effective for CP for interim and annual periods commencing January 1, 2018, and CP has the option of adopting the new standard by using either a full retrospective or a modified retrospective approach. CP has decided to adopt this new standard using a modified retrospective approach. CP has analyzed contracts for a significant proportion of the Company’s annual rail freight revenue, which represents greater than 95% of CP’s annual revenues, and has concluded that recognizing these revenues over time as rail freight services are performed continues to be appropriate. CP continues to perform detailed reviews of a variety of specific contractual terms. These include assessing potential additional performance obligations, certain arrangements in the context of the new guidance on principal versus agent, contract origination and fulfillment costs, variable compensation and an assessment of required new disclosures. At this time CP does not expect a material change to revenue recognition from adopting this standard.

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

	For the three months ended September 30		For the nine months ended September 30		Year ended December 31(1)
(in millions of Canadian dollars)	2017	2016	2017	2016	2017	2016
Decrease in operating income	$68	$41	$203	$127	$272	$167
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

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, under FASB ASC Topic 815. This is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These amendments also make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments are effective for CP beginning on January 1, 2019, although early adoption is permitted. Entities are required to apply the amendments in this update to hedging relationships existing on the date of adoption, reflected as of the beginning of the fiscal year of adoption. The Company does not anticipate a material impact to the consolidated statement of income and is currently evaluating the impact adoption of this new standard will have on disclosure. The Company is evaluating the possibility of early adopting this standard with a January 1, 2018 effective date.

3    Changes in accumulated other comprehensive loss ("AOCL") by component

	For the three months ended September 30
(in millions of Canadian dollars, net of tax)	Foreign currency net of hedging activities	Derivatives and other	Pension and post-retirement defined benefit plans	Total
Opening balance, July 1, 2017	$124	$(97)	$(1,767)	$(1,740)
Other comprehensive loss before reclassifications	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive loss	—	2	28	30
Net current-period other comprehensive (loss) income	(5)	2	28	25
Closing balance, September 30, 2017	$119	$(95)	$(1,739)	$(1,715)
Opening balance, July 1, 2016	$124	$(157)	$(1,438)	$(1,471)
Other comprehensive income (loss) before reclassifications	2	(1)	1	2
Amounts reclassified from accumulated other comprehensive loss	—	2	34	36
Net current-period other comprehensive income	2	1	35	38
Closing balance, September 30, 2016	$126	$(156)	$(1,403)	$(1,433)

	For the nine months ended September 30
(in millions of Canadian dollars, net of tax)	Foreign currency net of hedging activities	Derivatives and other	Pension and post-retirement defined benefit plans	Total
Opening balance, January 1, 2017	$127	$(104)	$(1,822)	$(1,799)
Other comprehensive loss before reclassifications	(8)	(7)	—	(15)
Amounts reclassified from accumulated other comprehensive loss	—	16	83	99
Net current-period other comprehensive (loss) income	(8)	9	83	84
Closing balance, September 30, 2017	$119	$(95)	$(1,739)	$(1,715)
Opening balance, January 1, 2016	$129	$(102)	$(1,504)	$(1,477)
Other comprehensive loss before reclassifications	(3)	(60)	(1)	(64)
Amounts reclassified from accumulated other comprehensive loss	—	6	102	108
Net current-period other comprehensive (loss) income	(3)	(54)	101	44
Closing balance, September 30, 2016	$126	$(156)	$(1,403)	$(1,433)

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Amortization of prior service costs(1)	$(1)	$(2)	$(3)	$(5)
Recognition of net actuarial loss(1)	39	49	116	146
Total before income tax	38	47	113	141
Income tax recovery	(10)	(13)	(30)	(39)
Net of income tax	$28	$34	$83	$102
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

5    Other income and charges

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Foreign exchange (gains) losses on long-term debt	$(105)	$46	$(200)	$(153)
Other foreign exchange (gains) losses	(3)	2	(5)	(5)
Legal settlement	—	25	—	25
Insurance recovery of legal settlement	—	—	(10)	—
Charge on hedge roll and de-designation (Note 10)	—	—	13	—
Other	3	(2)	8	14
Total other income and charges	$(105)	$71	$(194)	$(119)

6    Income taxes

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2017	2016	2017	2016
Current income tax expense	$93	$73	$288	$177
Deferred income tax expense	77	50	168	233
Income tax expense	$170	$123	$456	$410

During the three months ended September 30, 2017, legislation was enacted to increase the Illinois state income tax rate. As a result of this change, the Company recorded a deferred tax expense of $3 million in the third quarter of 2017 related to the revaluation of its deferred income tax balances as at January 1, 2017.

During the nine months ended September 30, 2017, the Company recorded a net deferred tax recovery of $14 million related to the revaluation of its deferred income tax balances as at January 1, 2017. This was due to legislation enacted in the second quarter to decrease the Saskatchewan provincial corporate income tax rate which resulted in a $17 million recovery, partially offset by the $3 million expense described above.

The effective tax rates for the three and nine months ended September 30, 2017, were 24.95% and 24.28%, respectively, compared to 26.23% and 25.26%, respectively, for the same periods in 2016.

The estimated 2017 annual effective tax rate for the three months ended September 30, 2017, excluding the discrete items of the foreign exchange gain of $105 million on the Company's U.S. dollar-denominated debt and the $3 million tax expense described above, is 26.50%.

The estimated 2016 annual effective tax rate for the three months ended September 30, 2016, excluding the discrete items of the foreign exchange loss of $46 million on the Company's U.S. dollar-denominated debt, and the settlement charge in respect of a corporate legal claim of $25 million, was 25.17%.

The estimated 2017 annual effective tax rate for the nine months ended September 30, 2017, excluding the discrete items of the management transition recovery of $51 million related to the retirement of the Company's Chief Executive Officer, the foreign exchange gain of $200 million on the Company's U.S. dollar-denominated debt, an insurance recovery of $10 million on a legal settlement, the $13 million charge associated with the hedge roll and de-designation and the $14 million net tax recovery due to tax rate changes described above, is 26.50%.

The estimated 2016 annual effective tax rate for the nine months ended September 30, 2016, excluding the discrete items of the foreign exchange gain of $153 million on the Company's U.S. dollar-denominated debt and the settlement charge in respect of a corporate legal claim of $25 million, was 26.50%.

7    Earnings per share

At September 30, 2017, the number of shares outstanding was 145.0 million (September 30, 2016 - 146.3 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period.

The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2017	2016	2017	2016
Weighted-average basic shares outstanding	145.5	147.3	146.2	150.7
Dilutive effect of stock options	0.3	1.0	0.4	0.9
Weighted-average diluted shares outstanding	145.8	148.3	146.6	151.6

For the three and nine months ended September 30, 2017, there were 255,928 options and 342,595 options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and nine months ended September 30, 2016 - 331,553 and 405,851, respectively).

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

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. As at September 30, 2017 and December 31, 2016, the Company had no commercial paper borrowings.

The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Interim Consolidated Statements of Cash Flows on a net basis.

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

All purchases are made in accordance with the bid at prevalent market prices plus brokerage fees, or such other prices that may be permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to retained earnings. The following table provides activities under the share repurchase program:

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Number of Common Shares repurchased	1,145,400	1,782,200	1,828,300	6,910,000
Weighted-average price per share(1)	$196.46	$192.10	$201.50	$175.08
Amount of repurchase (in millions)(1)	$225	$342	$368	$1,210
(1) Includes brokerage fees.

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

When possible, the estimated fair value is based on quoted market prices and, if not available, estimates from third party brokers. For non-exchange traded derivatives classified in Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, foreign exchange ("FX") and commodity) and volatility, depending on the type of derivative and nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt which has a fair value of approximately $9,587 million (December 31, 2016 - $9,981 million) and a carrying value of $8,133 million (December 31, 2016 - $8,684 million) as at September 30, 2017. The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of interest and principal at estimated interest rates expected to be available to the Company at period end. All derivatives and long-term debt are classified as Level 2.

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effective portion recognized in “Other comprehensive income” for the three and nine months ended September 30, 2017 was an unrealized FX gain of $180 million and $342 million, respectively (three and nine months ended September 30, 2016 - an unrealized FX loss of $72 million and an unrealized FX gain of $260 million, respectively). There was no ineffectiveness during the three and nine months ended September 30, 2017 and September 30, 2016.

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

Forward starting swaps

As at September 30, 2017, the Company had forward starting floating-to-fixed interest rate swap agreements (“forward starting swaps”) totaling a notional U.S. $500 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The effective portion of changes in fair value on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the highly probable forecasted notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” are reclassified to “Net interest expense”.

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

As at September 30, 2017, the total fair value loss of $59 million (December 31, 2016 - fair value loss of $69 million) derived from the forward starting swaps was included in “Accounts payable and accrued liabilities”. Changes in fair value from the forward starting swaps for the three and nine months ended September 30, 2017 was $nil and a loss of $12 million, respectively (three and nine months ended September 30, 2016 - $nil and a loss of $84 million, respectively). The effective portion for the three and nine months ended September 30, 2017 was $nil and a loss of $11 million, respectively, (three and nine months ended September 30, 2016 - $nil and a loss of $82 million, respectively) and is recorded in “Other comprehensive income”. In addition to the charge on hedge roll and de-designation, for the three and nine months ended September 30, 2017, an ineffectiveness loss of $nil and $1 million, respectively (three and nine months ended September 30, 2016 - $nil and a loss of $2 million, respectively) is recorded to “Net interest expense”.

For the three and nine months ended September 30, 2017, a loss of $3 million and $8 million, respectively, related to previous forward starting swap hedges have been amortized to “Net interest expense” (three and nine months ended September 30, 2016 - a loss of $3 million and $8 million, respectively). The Company expects that during the next 12 months $12 million of losses will be amortized to “Net interest expense”.

11    Stock-based compensation

At September 30, 2017, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee stock savings plan. These plans resulted in an expense for the three and nine months ended September 30, 2017 of $11 million and $16 million, respectively (three and nine months ended September 30, 2016 - expense of $31 million and $46 million, respectively).

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

As a result of this agreement, the Company has recognized a recovery of $51 million in "Compensation and benefits" in the first quarter of 2017. Of this amount, $27 million related to a recovery from cancellation of certain pension benefits.

Stock option plan

In the nine months ended September 30, 2017, under CP’s stock option plans, the Company issued 369,980 regular options at the weighted average price of $199.08 per share, based on the closing price on the grant date.

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

Under the fair value method, the fair value of the stock options at the grant date was approximately $17 million. The weighted average fair value assumptions were approximately:

For the nine months ended September 30, 2017
Grant price	$199.08
Expected option life (years)(1)	5.48
Risk-free interest rate(2)	1.85%
Expected stock price volatility(3)	26.94%
Expected annual dividends per share(4)	$2.0010
Expected forfeiture rate(5)	6.0%
Weighted-average grant date fair value per option granted during the period	$45.78

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

Performance share unit plan

In the nine months ended September 30, 2017, the Company issued 134,991 PSUs with a grant date fair value of approximately $27 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash, or in CP Common Shares, approximately 3 years after the grant date, contingent upon CP’s performance ("performance factor"). Grant recipients who are eligible to retire and have provided six months of service during the performance period are entitled to the full award. The fair value of PSUs is measured periodically until settlement, using a lattice-based valuation model.

The performance period for PSUs issued in the nine months ended September 30, 2017 is January 1, 2017 to December 31, 2019. The performance factors for these PSUs are Return on Invested Capital, Total Shareholder Return ("TSR") compared to the S&P/ TSX Capped Industrial Index, and TSR compared to S&P 1500 Road and Rail Index.

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

Deferred share unit plan

In the nine months ended September 30, 2017, the Company granted 20,109 DSUs with a grant date fair value of approximately $4 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

12    Pension and other benefits

In the three and nine months ended September 30, 2017, the Company made contributions of $11 million and $35 million, respectively (three and nine months ended September 30, 2016 - $4 million and $38 million, respectively), to its defined benefit pension plans. Net periodic benefit costs for defined benefit pension plans and other benefits recognized in the three and nine months ended September 30, 2017 included the following components:

	For the three months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2017	2016	2017	2016
Current service cost (benefits earned by employees in the period)	$26	$26	$3	$2
Interest cost on benefit obligation	112	117	5	6
Expected return on fund assets	(223)	(211)	—	—
Recognized net actuarial loss	38	48	1	1
Amortization of prior service costs	(1)	(2)	—	—
Net periodic (recovery) benefit cost	$(48)	$(22)	$9	$9

	For the nine months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2017	2016	2017	2016
Current service cost (benefits earned by employees in the period)	$77	$79	$9	$8
Interest cost on benefit obligation	338	350	15	16
Expected return on fund assets	(669)	(634)	—	—
Recognized net actuarial loss	114	143	2	3
Amortization of prior service costs	(3)	(5)	—	—
Net periodic (recovery) benefit cost	$(143)	$(67)	$26	$27

13    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at September 30, 2017 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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

Following the derailment, Québec's Minister of Sustainable Development, Environment, Wildlife and Parks (the "Minister") ordered the named parties to recover the contaminants and to clean up the derailment site. On August 14, 2013, the Minister added CP as a party (the “Amended Cleanup Order”). CP appealed the Amended Cleanup Order to the Administrative Tribunal of Québec. On July 5, 2016, the Minister served a Notice of Claim for nearly $95 million of compensation spent on cleanup, alleging that CP refused or neglected to undertake the work. On September 6, 2016, CP filed a contestation of the Notice of Claim with the Administrative Tribunal of Québec. In October 2016, CP and the Minister agreed to stay the tribunal proceedings pending the outcome of the Province of Québec's action, set out below. The Court's decision to stay the tribunal proceedings is pending, but de facto, the file has been suspended. Directly related to that matter, on July 6, 2015, the Province of Québec sued CP in Québec Superior Court claiming $409 million in derailment damages, including cleanup costs (the “Province’s Action”). The Province alleges that CP exercised custody or control over the crude oil lading and that CP was otherwise negligent. Therefore, CP is said to be solidarily (joint and severally) liable with third parties responsible for the accident. On September 14, 2017, the Province was granted leave to amend its claim to allege vicarious liability against CP for the acts and omissions of MMAC. While the amendment asserts a new cause of action it does not increase the amount of damages sought and should not, based on CP's understanding of Quebec and Canadian law, increase the risk of a finding of liability against CP. On September 28, 2017, the Province served a further motion for leave to amend its claim to, among other things, add MMAC as a defendant and to reduce its claim for damages to $315 million.

This motion will be heard on October 24, 2017 should CP decide to oppose any of the amendments sought. To date, no timetable governing the conduct of this lawsuit has been ordered by the Quebec Superior Court.

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

On October 24, 2016, the Quebec Superior Court authorized proceedings against two additional defendants in the Class Action, i.e. against MMAC and Mr. Thomas Harding. On December 9, 2016, the Quebec Superior Court granted CP’s motion seeking to confirm the validity of the opt-outs from this Class Action by the estates of the deceased parties following the train derailment who had opted out to allow them to sue in the United States instead (i.e. the wrongful death cases, filed in the United States, which are further discussed hereinafter). Accordingly, at present, all known wrongful death claimants in the class action have opted out and cannot re-join the Class Action. In accordance with the initial case protocol set by the Superior Court on March 27, 2017, CP’s statement of defence was delivered on June 2, 2017. A further case conference was held on July 14, 2017 to review the status of the matter and schedule the next steps in the case protocol. As a result, production of documents, examinations for discovery and the exchange of expert reports by the parties are expected to occur between mid-2017 and the end of 2018. A trial date has yet to be fixed. On September 28, 2017, the Class Action plaintiffs served (i) a motion to consolidate the Class Action with the Province’s Action and the two insurance actions (described below); and (ii) a motion to bifurcate the proceedings into a liability phase (first) and a damages phase (afterwards), if necessary. These motions, together with CP’s motion relating to document production, will be heard on October 24, 2017.

On July 4, 2016, eight subrogated insurers served CP with claims of approximately $16 million (the “Promutuel Action”). On July 11, 2016, two additional subrogated insurers served CP with claims of approximately $3 million, (the “Royal Action”). The lawsuits do not identify the parties to which the insurers are subrogated, and therefore the extent of claim overlap and the extent that claims will be satisfied after proof of claim review and distribution from the Plans, referred to below, is difficult to determine at this stage. On September 28, 2017 the Promutuel Action plaintiffs served (i) a motion to consolidate its proceeding with the Class Action, the Province’s Action and the Royal Action; (ii) a motion to bifurcate the proceedings into a liability phase (first) and a damages phase (thereafter), if necessary; and (iii) a motion to amend their claim to add MMAC as a defendant and to reduce the claim for damages to $15 million. On the same date, the Royal Action plaintiffs served a motion to stay their proceeding pending the outcome in the Class Action, the Province’s Action and the Promutuel Action. These motions will be heard on October 24, 2017.

In the event the Class Action, the Province’s Action, the Promutuel Action and the Royal Action are consolidated, this procedural step should not increase CP’s exposure to a finding of liability or damages.

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

An Adversary Proceeding filed by the MMA U.S. bankruptcy trustee (now, estate representative) against CP, Irving Oil, and the World Fuel Entities accuses CP of failing to ensure that World Fuel Entities or Irving Oil properly classified the oil lading and of not refusing to ship the misclassified oil as packaged. By that action the estate representative seeks to recover MMA’s going concern value supposedly destroyed by the derailment. The estate representative has since settled with the World Fuel Entities and Irving Oil and now bases CP misfeasance on the railroad’s failure to abide in North Dakota by a Canadian regulation. That regulation supposedly would have caused the railroads to not move the crude oil train because an inaccurate classification was supposedly suspected. In a recently amended complaint, the estate representative named a CP affiliate, Soo Line Railroad Company ("Soo Line"), and asserts that CP and Soo Line breached terms or warranties allegedly contained in the bill of lading. CP’s motion to dismiss this amended complaint was heard on December 20, 2016. On July 7, 2017, the Maine bankruptcy court granted CP’s motion in part (by dismissing the contract claim), and denied CP’s motion in part (by allowing the negligence claim to proceed). CP’s motion for leave to appeal this decision (relating to the negligence claim) was heard on September 28, 2017 and the decision is under reserve.

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

The expense included in “Purchased services and other” for the three and nine months ended September 30, 2017 was $1 million and $3 million, respectively (three and nine months ended September 30, 2016 - $1 million and $3 million, respectively). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at September 30, 2017 was $79 million (December 31, 2016 - $85 million). Payments are expected to be made over 10 years through 2026.

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

Interim Condensed Consolidating Statements of Income
For the three months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,092	$455	$—	$1,547
Non-freight	—	38	90	(80)	48
Total revenues	—	1,130	545	(80)	1,595
Operating expenses
Compensation and benefits	—	149	104	3	256
Fuel	—	116	34	—	150
Materials	—	33	11	1	45
Equipment rents	—	35	—	—	35
Depreciation and amortization	—	108	54	—	162
Purchased services and other	—	195	146	(84)	257
Total operating expenses	—	636	349	(80)	905
Operating income	—	494	196	—	690
Less:
Other income and charges	(10)	(100)	5	—	(105)
Net interest (income) expense	(2)	126	(9)	—	115
Income before income tax expense and equity in net earnings of subsidiaries	12	468	200	—	680
Less: Income tax expense	7	99	64	—	170
Add: Equity in net earnings of subsidiaries	505	136	—	(641)	—
Net income	$510	$505	$136	$(641)	$510

Interim Condensed Consolidating Statements of Income
For the three months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,078	$432	$—	$1,510
Non-freight	—	35	95	(86)	44
Total revenues	—	1,113	527	(86)	1,554
Operating expenses
Compensation and benefits	—	181	111	2	294
Fuel	—	111	27	—	138
Materials	—	30	6	3	39
Equipment rents	—	48	(5)	—	43
Depreciation and amortization	—	102	53	—	155
Purchased services and other	—	170	149	(91)	228
Total operating expenses	—	642	341	(86)	897
Operating income	—	471	186	—	657
Less:
Other income and charges	12	61	(2)	—	71
Net interest (income) expense	(9)	131	(6)	—	116
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(3)	279	194	—	470
Less: Income tax expense	9	73	41	—	123
Add: Equity in net earnings of subsidiaries	359	153	—	(512)	—
Net income	$347	$359	$153	$(512)	$347

Interim Condensed Consolidating Statements of Income
For the nine months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$3,310	$1,398	$—	$4,708
Non-freight	—	104	278	(249)	133
Total revenues	—	3,414	1,676	(249)	4,841
Operating expenses
Compensation and benefits	—	438	323	5	766
Fuel	—	370	110	—	480
Materials	—	101	28	13	142
Equipment rents	—	110	(2)	—	108
Depreciation and amortization	—	325	168	—	493
Purchased services and other	—	613	466	(267)	812
Total operating expenses	—	1,957	1,093	(249)	2,801
Operating income	—	1,457	583	—	2,040
Less:
Other income and charges	(35)	(166)	7	—	(194)
Net interest (income) expense	(9)	390	(24)	—	357
Income before income tax expense and equity in net earnings of subsidiaries	44	1,233	600	—	1,877
Less: Income tax expense	9	259	188	—	456
Add: Equity in net earnings of subsidiaries	1,386	412	—	(1,798)	—
Net income	$1,421	$1,386	$412	$(1,798)	$1,421

Interim Condensed Consolidating Statements of Income
For the nine months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$3,182	$1,282	$—	$4,464
Non-freight	—	101	289	(259)	131
Total revenues	—	3,283	1,571	(259)	4,595
Operating expenses
Compensation and benefits	—	563	339	5	907
Fuel	—	317	77	—	394
Materials	—	95	24	14	133
Equipment rents	—	155	(23)	—	132
Depreciation and amortization	—	316	162	—	478
Purchased services and other	—	499	469	(278)	690
Total operating expenses	—	1,945	1,048	(259)	2,734
Operating income	—	1,338	523	—	1,861
Less:
Other income and charges	(61)	(89)	31	—	(119)
Net interest expense (income)	—	373	(18)	—	355
Income before income tax expense and equity in net earnings of subsidiaries	61	1,054	510	—	1,625
Less: Income tax expense	12	254	144	—	410
Add: Equity in net earnings of subsidiaries	1,166	366	—	(1,532)	—
Net income	$1,215	$1,166	$366	$(1,532)	$1,215

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$510	$505	$136	$(641)	$510
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	180	(161)	—	19
Change in derivatives designated as cash flow hedges	—	2	—	—	2
Change in pension and post-retirement defined benefit plans	—	36	2	—	38
Other comprehensive income (loss) before income taxes	—	218	(159)	—	59
Income tax expense on above items	—	(34)	—	—	(34)
Equity accounted investments	25	(159)	—	134	—
Other comprehensive income (loss)	25	25	(159)	134	25
Comprehensive income (loss)	$535	$530	$(23)	$(507)	$535

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$347	$359	$153	$(512)	$347
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(70)	63	—	(7)
Change in derivatives designated as cash flow hedges	—	1	—	—	1
Change in pension and post-retirement defined benefit plans	—	45	2	—	47
Other comprehensive (loss) income before income taxes	—	(24)	65	—	41
Income tax expense on above items	—	(3)	—	—	(3)
Equity accounted investments	38	65	—	(103)	—
Other comprehensive income	38	38	65	(103)	38
Comprehensive income	$385	$397	$218	$(615)	$385

Interim Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,421	$1,386	$412	$(1,798)	$1,421
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	342	(304)	—	38
Change in derivatives designated as cash flow hedges	—	11	—	—	11
Change in pension and post-retirement defined benefit plans	—	108	5	—	113
Other comprehensive income (loss) before income taxes	—	461	(299)	—	162
Income tax expense on above items	—	(77)	(1)	—	(78)
Equity accounted investments	84	(300)	—	216	—
Other comprehensive income (loss)	84	84	(300)	216	84
Comprehensive income	$1,505	$1,470	$112	$(1,582)	$1,505

Interim Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,215	$1,166	$366	$(1,532)	$1,215
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	260	(227)	—	33
Change in derivatives designated as cash flow hedges	—	(75)	—	—	(75)
Change in pension and post-retirement defined benefit plans	—	131	6	—	137
Other comprehensive income (loss) before income taxes	—	316	(221)	—	95
Income tax expense on above items	—	(49)	(2)	—	(51)
Equity accounted investments	44	(223)	—	179	—
Other comprehensive income (loss)	44	44	(223)	179	44
Comprehensive income	$1,259	$1,210	$143	$(1,353)	$1,259

Interim Condensed Consolidating Balance Sheets
As at September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$78	$64	$—	$142
Accounts receivable, net	—	464	164	—	628
Accounts receivable, inter-company	101	139	185	(425)	—
Short-term advances to affiliates	500	560	4,869	(5,929)	—
Materials and supplies	—	124	33	—	157
Other current assets	—	40	25	—	65
	601	1,405	5,340	(6,354)	992
Long-term advances to affiliates	591	—	410	(1,001)	—
Investments	—	43	142	—	185
Investments in subsidiaries	9,746	11,201	—	(20,947)	—
Properties	—	8,979	7,721	—	16,700
Goodwill and intangible assets	—	—	187	—	187
Pension asset	—	1,356	—	—	1,356
Other assets	—	51	8	—	59
Deferred income taxes	3	—	—	(3)	—
Total assets	$10,941	$23,035	$13,808	$(28,305)	$19,479
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$82	$745	$312	$—	$1,139
Accounts payable, inter-company	15	282	128	(425)	—
Short-term advances from affiliates	5,279	640	10	(5,929)	—
Long-term debt maturing within one year	—	749	—	—	749
	5,376	2,416	450	(6,354)	1,888
Pension and other benefit liabilities	—	657	69	—	726
Long-term advances from affiliates	—	1,001	—	(1,001)	—
Other long-term liabilities	—	104	117	—	221
Long-term debt	—	7,334	50	—	7,384
Deferred income taxes	—	1,777	1,921	(3)	3,695
Total liabilities	5,376	13,289	2,607	(7,358)	13,914
Shareholders’ equity
Share capital	2,025	1,036	6,862	(7,898)	2,025
Additional paid-in capital	42	1,641	268	(1,909)	42
Accumulated other comprehensive (loss) income	(1,715)	(1,716)	411	1,305	(1,715)
Retained earnings	5,213	8,785	3,660	(12,445)	5,213
	5,565	9,746	11,201	(20,947)	5,565
Total liabilities and shareholders’ equity	$10,941	$23,035	$13,808	$(28,305)	$19,479

Condensed Consolidating Balance Sheets
As at December 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$100	$64	$—	$164
Accounts receivable, net	—	435	156	—	591
Accounts receivable, inter-company	90	113	206	(409)	—
Short-term advances to affiliates	500	692	4,035	(5,227)	—
Materials and supplies	—	150	34	—	184
Other current assets	—	38	32	—	70
	590	1,528	4,527	(5,636)	1,009
Long-term advances to affiliates	1	—	91	(92)	—
Investments	—	47	147	—	194
Investments in subsidiaries	8,513	10,249	—	(18,762)	—
Properties	—	8,756	7,933	—	16,689
Goodwill and intangible assets	—	—	202	—	202
Pension asset	—	1,070	—	—	1,070
Other assets	1	48	8	—	57
Deferred income taxes	11	—	—	(11)	—
Total assets	$9,116	$21,698	$12,908	$(24,501)	$19,221
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$73	$945	$304	$—	$1,322
Accounts payable, inter-company	14	292	103	(409)	—
Short-term advances from affiliates	4,403	816	8	(5,227)	—
Long-term debt maturing within one year	—	25	—	—	25
	4,490	2,078	415	(5,636)	1,347
Pension and other benefit liabilities	—	658	76	—	734
Long-term advances from affiliates	—	92	—	(92)	—
Other long-term liabilities	—	152	132	—	284
Long-term debt	—	8,605	54	—	8,659
Deferred income taxes	—	1,600	1,982	(11)	3,571
Total liabilities	4,490	13,185	2,659	(5,739)	14,595
Shareholders’ equity
Share capital	2,002	1,037	5,823	(6,860)	2,002
Additional paid-in capital	52	1,638	298	(1,936)	52
Accumulated other comprehensive (loss) income	(1,799)	(1,799)	712	1,087	(1,799)
Retained earnings	4,371	7,637	3,416	(11,053)	4,371
	4,626	8,513	10,249	(18,762)	4,626
Total liabilities and shareholders’ equity	$9,116	$21,698	$12,908	$(24,501)	$19,221

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$98	$322	$213	$(106)	$527
Investing activities
Additions to properties	—	(193)	(126)	—	(319)
Proceeds from sale of properties and other assets	—	11	2	—	13
Advances to affiliates	—	—	(50)	50	—
Repayment of advances to affiliates	159	1	—	(160)	—
Capital contributions to affiliates	—	(26)	—	26	—
Repurchase of share capital from affiliates	—	32	—	(32)	—
Cash provided by (used in) investing activities	159	(175)	(174)	(116)	(306)
Financing activities
Dividends paid	(83)	(83)	(23)	106	(83)
Return of share capital to affiliates	—	—	(32)	32	—
Issuance of share capital	—	—	26	(26)	—
Issuance of CP Common Shares	2	—	—	—	2
Purchase of CP Common Shares	(226)	—	—	—	(226)
Repayment of long-term debt, excluding commercial paper	—	(3)	—	—	(3)
Advances from affiliates	50	—	—	(50)	—
Repayment of advances from affiliates	—	(159)	(1)	160	—
Cash used in financing activities	(257)	(245)	(30)	222	(310)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(2)	(5)	—	(7)
Cash position
(Decrease) increase in cash and cash equivalents	—	(100)	4	—	(96)
Cash and cash equivalents at beginning of period	—	178	60	—	238
Cash and cash equivalents at end of period	$—	$78	$64	$—	$142

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$84	$406	$229	$(128)	$591
Investing activities
Additions to properties	—	(238)	(56)	—	(294)
Proceeds from sale of properties and other assets	—	6	10	—	16
Advances to affiliates	—	(275)	(123)	398	—
Repayment of advances to affiliates	—	14	—	(14)	—
Capital contributions to affiliates	—	(46)	—	46	—
Cash used in investing activities	—	(539)	(169)	430	(278)
Financing activities
Dividends paid	(75)	(75)	(53)	128	(75)
Issuance of share capital	—	—	46	(46)	—
Issuance of CP Common Shares	5	—	—	—	5
Purchase of CP Common Shares	(412)	—	—	—	(412)
Repayment of long-term debt, excluding commercial paper	—	(5)	(7)	—	(12)
Net issuance of commercial paper	—	190	—	—	190
Advances from affiliates	398	—	—	(398)	—
Repayment of advances from affiliates	—	—	(14)	14	—
Cash (used in) provided by financing activities	(84)	110	(28)	(302)	(304)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	—	2	—	2
Cash position
(Decrease) increase in cash and cash equivalents	—	(23)	34	—	11
Cash and cash equivalents at beginning of period	—	47	45	—	92
Cash and cash equivalents at end of period	$—	$24	$79	$—	$103

Interim Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$256	$875	$716	$(398)	$1,449
Investing activities
Additions to properties	—	(494)	(401)	—	(895)
Proceeds from sale of properties and other assets	—	17	12	—	29
Advances to affiliates	(1,079)	(550)	(1,157)	2,786	—
Capital contributions to affiliates	—	(1,039)	—	1,039	—
Repurchase of share capital from affiliates	—	32	—	(32)	—
Other	—	6	(1)	—	5
Cash used in investing activities	(1,079)	(2,028)	(1,547)	3,793	(861)
Financing activities
Dividends paid	(229)	(229)	(169)	398	(229)
Return of share capital to affiliates	—	—	(32)	32	—
Issuance of share capital	—	—	1,039	(1,039)	—
Issuance of CP Common Shares	39	—	—	—	39
Purchase of CP Common Shares	(368)	—	—	—	(368)
Repayment of long-term debt, excluding commercial paper	—	(17)	—	—	(17)
Advances from affiliates	1,381	1,405	—	(2,786)	—
Settlement of forward starting swaps	—	(22)	—	—	(22)
Cash provided by financing activities	823	1,137	838	(3,395)	(597)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(6)	(7)	—	(13)
Cash position
Decrease in cash and cash equivalents	—	(22)	—	—	(22)
Cash and cash equivalents at beginning of period	—	100	64	—	164
Cash and cash equivalents at end of period	$—	$78	$64	$—	$142

Interim Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$182	$831	$646	$(338)	$1,321
Investing activities
Additions to properties	—	(576)	(326)	—	(902)
Proceeds from sale of properties and other assets	—	74	13	—	87
Advances to affiliates	—	(792)	(408)	1,200	—
Repayment of advances to affiliates	—	222	—	(222)	—
Capital contributions to affiliates	—	(403)	—	403	—
Repurchase of share capital from affiliates	—	6	—	(6)	—
Other	—	—	(2)	—	(2)
Cash used in investing activities	—	(1,469)	(723)	1,375	(817)
Financing activities
Dividends paid	(182)	(182)	(156)	338	(182)
Return of share capital to affiliates	—	—	(6)	6	—
Issuance of share capital	—	—	403	(403)	—
Issuance of CP Common Shares	14	—	—	—	14
Purchase of CP Common Shares	(1,200)	—	—	—	(1,200)
Repayment of long-term debt, excluding commercial paper	—	(16)	(14)	—	(30)
Net issuance of commercial paper	—	366	—	—	366
Advances from affiliates	1,186	—	14	(1,200)	—
Repayment of advances from affiliates	—	—	(222)	222	—
Other	—	(3)	—	—	(3)
Cash (used in) provided by financing activities	(182)	165	19	(1,037)	(1,035)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(5)	(11)	—	(16)
Cash position
Decrease in cash and cash equivalents	—	(478)	(69)	—	(547)
Cash and cash equivalents at beginning of period	—	502	148	—	650
Cash and cash equivalents at end of period	$—	$24	$79	$—	$103

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and nine months ended September 30, 2017 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2016 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

For purposes of this report, all references herein to “CP”, “the Company”, “we”, “our” and “us” refer to CPRL, CPRL and its subsidiaries, CPRL and one or more of its subsidiaries, or one or more of CPRL's subsidiaries, as the context may require.

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

Executive Summary

Third Quarter of 2017 Results

•
Financial performance - In the third quarter of 2017, CP reported Diluted earnings per share ("EPS") of $3.50, an increase of 50% as compared to 2016 primarily due to increased foreign exchange ("FX") gains on U.S. dollar-denominated debt and increased volumes in 2017. Adjusted diluted EPS, which excludes, amongst other factors, these FX gains, was $2.90 in the third quarter of 2017, an increase of 6% compared to last year.

CP's operating ratio for the third quarter improved by 100 basis points to 56.7%.

Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Total revenues - Total revenues increased by 3% in the third quarter of 2017 to $1,595 million from $1,554 million in the same period in 2016.

•
Operating performance - CP's average train weight increased by 1% to 8,990 tons and terminal dwell time improved by 6% to 6.6 hours. Average train speed decreased by 3% to 23.1 miles per hour and average train length decreased by 1% to 7,301 feet, primarily as a result of CP moving proportionately more frac sand and Potash, and decreases in Intermodal traffic compared to the same period in 2016. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•
On October 17, 2017, the Board of Directors appointed Nadeem Velani to the position of Executive Vice-President and Chief Financial Officer from the position of Vice-President and Chief Financial Officer, and Laird Pitz to the position of Senior Vice-President and Chief Risk Officer from the position of Vice-President and Chief Risk Officer.

•
During the year, CP has become eligible to rely on the "foreign private issuer" exemption pursuant to SEC rules as a result of changes to the Company's Board, as evaluated at June 30, 2017. CP currently intends to continue utilizing U.S. domestic registrant forms 10-K, 10-Q and 8-K for its annual, quarterly and material events filings, respectively, and file its 2018 management proxy circular pursuant to Canadian securities law and regulation. The Company is assessing possible regulatory options with respect to shelf prospectuses and registration statements.

Previous Developments

•
On July 17, 2017, CP declared a quarterly dividend of $0.5625 per share on the outstanding Common Shares. The dividend is payable on October 30, 2017 to holders of record at the close of business on September 29, 2017.

•
On May 10, 2017, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 4,384,062 of its Common Shares, which received Toronto Stock Exchange ("TSX") approval on May 10, 2017. As at September 30, 2017, CP had repurchased 1.8 million shares under the NCIB.

•
Also on May 10, 2017, CP announced an increase to the Company's quarterly dividend to $0.5625 per share from $0.50 per share. The dividend was paid on July 31, 2017 to holders of record at the close of business on June 30, 2017.

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

2017 Outlook

For the full year 2017, CP expects double-digit percentage growth in Adjusted diluted EPS from full-year 2016 Adjusted diluted EPS of $10.29. The update in guidance is due to strong year-to-date performance and a constructive volume outlook through the remainder of the year. Assumptions underlying CP’s outlook include revenue-ton-miles ("RTM") growth in the mid single-digit percentages and a normalized income tax rate of approximately 26.50% for 2017. As previously disclosed, CP plans to invest approximately $1.25 billion in capital programs in 2017, an increase of 6% over the $1.18 billion spent in 2016.

Adjusted diluted EPS is defined and discussed further in Non-GAAP Measures and in Forward-Looking Information of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although CP has provided a forward-looking non-GAAP measure, it is not practicable to provide a reconciliation to a forward-looking reported diluted EPS, the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredicted transactions of significant value. In past years, CP has recognized significant asset impairment charges and management transition costs related to senior executives. These or other similar, large unforeseen transactions affect diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the Canadian-to-U.S. dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the foreign exchange impact of translating the Company’s U.S. dollar denominated long-term debt from Adjusted diluted EPS. In 2017, CP has also excluded impacts from changes in income tax rates, insurance recoveries of legal settlements, and charges on hedge roll and de-designations. Please see Forward-Looking Information of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2017	2016(1)	% Change	2017(1)	2016(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	62,311	60,297	3	186,899	180,461	4
Train miles (thousands)	7,444	7,305	2	22,786	22,626	1
Average train weight – excluding local traffic (tons)	8,990	8,891	1	8,775	8,623	2
Average train length – excluding local traffic (feet)	7,301	7,411	(1)	7,193	7,257	(1)
Average terminal dwell (hours)	6.6	7.0	(6)	6.5	6.8	(4)
Average train speed (miles per hour, or "mph")	23.1	23.9	(3)	22.9	23.8	(4)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.944	0.940	—	0.978	0.974	—
Total employees (average)	12,149	11,750	3	11,990	12,175	(2)
Total employees (end of period)	12,135	11,773	3	12,135	11,773	3
Workforce (end of period)	12,219	11,827	3	12,219	11,827	3
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.63	1.87	(13)	1.67	1.55	8
FRA train accidents per million train miles	0.95	1.24	(23)	1.01	0.97	4

(1)
Certain figures have been revised to conform with current presentation or have been updated to reflect new information as certain operating statistics are estimated and can continue to be updated as actuals settle.

Operations Performance

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

•
A GTM is the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for the third quarter of 2017 were 62,311 million, an increase of 3% compared with 60,297 million in the same period of 2016. This increase was primarily due to increased volumes of Energy, chemicals and plastics, frac sand, and Potash, partially offset by decreased volumes of Grain and Intermodal.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles increased by 2% for the third quarter of 2017 compared to the same period of 2016. This reflects the impact of higher volumes partly offset by continuous improvements in train weights.

•
The average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased by 1% for the third quarter of 2017 compared to the same period of 2016. This increase was due to continuous improvements in bulk train weights and operating plan efficiency, as well as higher frac sand, crude and Potash volumes compared to the same period in 2016.

•
The average train length is the sum of each car multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length decreased by 1% for the third quarter of 2017 compared to the same period of 2016. This is a result of proportionately more shorter and heavier frac sand and crude trains and proportionately fewer longer and lighter intermodal trains, compared to the same period in 2016.

•
The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell improved by 6% in the third quarter of 2017 compared to the same period of 2016. This favourable decrease was primarily due to continued improvements in yard operating performance and the focus and visibility provided through improved trip planning.

•
The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customer or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed decreased by 3% in the third quarter of 2017 compared to the same period of 2016. This unfavourable decrease was primarily due to increased volumes of heavier and slower frac sand and Potash trains, as well as decreased volumes of lighter and faster Intermodal trains.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs - freight and yard. Fuel efficiency was essentially unchanged in the third quarter of 2017 compared to the same period of 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

•
GTMs for the first nine months of 2017 were 186,899 million, an increase of 4% compared with 180,461 million in the same period of 2016. This increase was primarily due to increased volumes of frac sand, Potash, and Energy, chemicals and plastics, partially offset by decreased volumes of Intermodal.

•	Train miles increased by 1% for the first nine months of 2017 compared to the same period of 2016. This reflects the impact of higher volumes partly offset by continuous improvements in train weights.

•
Average train weight increased by 2% for the first nine months of 2017 compared to the same period of 2016. This increase was due to continuous improvements in bulk train weights and operating plan efficiency, as well as higher frac sand and Potash volumes compared to the same period in 2016.

•
Average train length decreased by 1% for the first nine months of 2017 from the same period of 2016. This decrease is primarily due to moving proportionately fewer longer and lighter intermodal trains and proportionately more shorter and heavier frac sand trains compared to the same period in 2016.

•
Average terminal dwell improved by 4% in the first nine months of 2017 compared to the same period of 2016. This favourable decrease was primarily due to continued improvements in yard operating performance and the focus and visibility provided through improved trip planning.

•
Average train speed decreased by 4% in the first nine months of 2017 compared to the same period of 2016. This unfavourable decrease was primarily due to increased volumes of heavier and slower frac sand and Potash trains, as well as decreased volumes of lighter and faster Intermodal trains, and harsher weather conditions in the first quarter of 2017.

•	Fuel efficiency was essentially unchanged in the first nine months of 2017 compared to the same period of 2016.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time or seasonal employment with CP. The average number of total employees decreased by 2% in the first nine months of 2017, compared to the same periods of 2016, due to improved operational efficiency in the current year. The average number of total employees increased by 3% in the third quarter versus 2016 to accommodate continuing volume growth.

The workforce is defined as total employees plus contractors and consultants. The Company's total workforce as at September 30, 2017, was 12,219, an increase of 521, or 4%, when compared to 11,698 as at December 31, 2016. As at September 30, 2017, the total workforce increased by 392, or 3%, compared to September 30, 2016. The increase in workforce is to accommodate continuing volume growth.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.63 in the third quarter of 2017, a decrease from 1.87 in the same period of 2016. For the first nine months of 2017, the FRA personal injury rate per 200,000 employee-hours for CP was 1.67, an increase from 1.55 in the same period of 2016.

The FRA train accidents per million train miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 (U.S. $10,500 in 2016) in damage. The FRA train accidents per million train miles was 0.95 in the third quarter of 2017, a decrease from 1.24 in the same period of 2016. For the first nine months of 2017, FRA train accidents per million train miles was 1.01, an increase from 0.97 in the same period of 2016.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the third quarter ended September 30, 2017 and the comparative figures in 2016. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2017	2016	2017	2016
Financial Performance
Revenues	$1,595	$1,554	$4,841	$4,595
Operating income	690	657	2,040	1,861
Adjusted operating income(1)	690	657	1,989	1,861
Net income	510	347	1,421	1,215
Adjusted income(1)	422	405	1,197	1,101
Basic EPS	3.50	2.35	9.72	8.06
Diluted EPS	3.50	2.34	9.70	8.02
Adjusted diluted EPS(1)	2.90	2.73	8.17	7.26
Dividends declared per share	0.5625	0.5000	1.6250	1.3500
Cash provided by operating activities	527	591	1,449	1,321
Free cash(1)	214	315	575	488
Operating ratio(2)	56.7%	57.7%	57.9%	59.5%
Adjusted operating ratio(1)	56.7%	57.7%	58.9%	59.5%
	As at September 30, 2017		As at December 31, 2016
Financial Position
Total assets	$19,479		$19,221
Total long-term obligations(3)	7,458		8,737
Shareholders’ equity	5,565		4,626
	For the twelve months ended September 30
	2017		2016
Financial Ratios
Return on invested capital ("ROIC")(1)	15.9%		14.3%
Adjusted ROIC(1)	14.6%		14.2%

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
(3) Excludes deferred income taxes: $3,695 million and $3,571 million; and other non-financial deferred liabilities of $873 million and $940 million at September 30, 2017 and December 31, 2016, respectively.

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Income

Operating income was $690 million in the third quarter of 2017, an increase of $33 million, or 5%, from $657 million in the same period of 2016. This increase was primarily due to:

•	higher volumes;

•	higher defined benefit pension plan income of $26 million; and

•	a decrease in stock-based compensation expense.

This increase was partially offset by an adjustment reducing discontinuance liabilities for certain branch lines in 2016 and by the unfavourable impact of the change in FX of $12 million.

Net income was $510 million in the third quarter of 2017, an increase of $163 million, or 47%, from $347 million in the same period of 2016. This increase was primarily due to:

•	the favourable impact of FX translation on U.S. dollar-denominated debt;

•	higher Operating income; and

•	a $25 million pre-tax legal settlement charge in 2016.

This increase was partially offset by higher income tax expense associated with higher pre-tax earnings.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $422 million in the third quarter of 2017, an increase of $17 million, or 4%, from $405 million in the same period of 2016. This increase was primarily due to higher Operating income, partially offset by higher income tax expense associated with higher pre-tax earnings.

Diluted Earnings per Share

Diluted earnings per share was $3.50 in the third quarter of 2017, an increase of $1.16, or 50%, from $2.34 in the same period of 2016. Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2.90 in the third quarter of 2017, an increase of $0.17, or 6%, from $2.73 in the same period of 2016. These increases were primarily due to higher Net income and Adjusted income, respectively, and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 56.7% in the third quarter of 2017, a 100 basis point improvement from 57.7% in the same period of 2016. This improvement was primarily due to:

•	higher defined benefit pension plan income;

•	higher volumes; and

•	lower stock-based compensation expense.

This improvement was partially offset by an adjustment reducing discontinuance liabilities for certain branch lines in 2016.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 15.9% for the twelve months ended September 30, 2017, a 160 basis point increase compared to 14.3% for the twelve months ended September 30, 2016. The increase is due to higher operating and other income, partially offset by higher income taxes, and a higher invested capital base. The capital base increased primarily due higher retained earnings from net income, partially offset by lower long-term debt outstanding.

Adjusted ROIC was 14.6% for the twelve months ended September 30, 2017, a 40 basis point increase compared to 14.2% for the twelve months ended September 30, 2016. This increase was primarily due to higher adjusted operating income, partially offset by the higher invested capital base, as discussed above. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Income

Operating income was $2,040 million in the first nine months of 2017, an increase of $179 million, or 10%, from $1,861 million in the same period of 2016. This increase was primarily due to:

•	higher volumes;

•	higher defined benefit pension plan income of $76 million;

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP; and

•	efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by the gain on sale of CP's Arbutus Corridor in 2016 of $50 million, the impact of wage and benefit inflation and an adjustment reducing discontinuance liabilities for certain branch lines in 2016.

Adjusted operating income was $1,989 million in the first nine months of 2017, an increase of $128 million, or 7%, from $1,861 million in the same period of 2016. This increase reflects the same factors discussed above except that Adjusted operating income in 2017 excludes the management transition recovery of $51 million.

Net income was $1,421 million in the first nine months of 2017, an increase of $206 million, or 17%, from $1,215 million in the same period of 2016. This increase was primarily due to higher Operating income and gains from changes in FX translation on U.S. dollar-denominated debt. This increase was partially offset by higher income tax expense associated with higher pre-tax earnings.

Adjusted income was $1,197 million in the first nine months of 2017, an increase of $96 million, or 9%, from $1,101 million in the same period of 2016. This increase was primarily due to higher Adjusted operating income, partially offset by higher income tax expense associated with higher pre-tax earnings.

Diluted Earnings per Share

Diluted earnings per share was $9.70 in the first nine months of 2017, an increase of $1.68, or 21%, from $8.02 in the same period of 2016. Adjusted diluted EPS was $8.17 in the first nine months of 2017, an increase of $0.91, or 13%, from $7.26 in the same period of 2016. These increases were primarily due to higher Net income and Adjusted income, respectively, and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 57.9% in the first nine months of 2017, a 160 basis point improvement from 59.5% in the same period of 2016. This decrease was primarily due to:

•	higher volumes;

•	higher defined benefit pension plan income;

•	the management transition recovery; and

•	efficiencies generated from improved operating performance and asset utilization.

This decrease was partially offset by the gain on sale of CP's Arbutus Corridor in 2016 and the unfavourable impact of changes in fuel prices.

Adjusted operating ratio was 58.9% in the first nine months of 2017, a 60 basis point improvement from 59.5% in the same period of 2016. This improvement was primarily due to higher volumes, higher defined benefit pension plan income, and efficiencies generated from improved operating performance and asset utilization. This was partially offset by the gain on sale of CP's Arbutus Corridor in 2016.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. The following tables indicate the average and periodic exchange rates when converting U.S. dollars to Canadian dollars for the three and nine months ended September 30, 2017 and the comparative periods in 2016.

Average exchange rates (Canadian dollar/U.S. dollar)	2017	2016
For the three months ended – September 30	$1.25	$1.30
For the nine months ended – September 30	$1.31	$1.32

Exchange rates (Canadian dollar/U.S. dollar)	2017	2016
Beginning of year – January 1	$1.34	$1.38
Beginning of quarter – July 1	$1.30	$1.29
End of quarter – September 30	$1.25	$1.31

In the third quarter of 2017, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $29 million, a decrease in total operating expenses of $17 million and a decrease in interest expense of $4 million from the same period in 2016.

Similarly, in the first nine months of 2017, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $29 million, an increase in total operating expenses of $15 million and a decrease in interest expense of $4 million from the same period in 2016.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings. The following table indicates the average fuel price for the three and nine months ended September 30, 2017 and the comparative periods in 2016.

Average Fuel Price (U.S. dollars per U.S. gallon)	2017	2016
For the three months ended – September 30	$2.08	$1.90
For the nine months ended – September 30	$2.07	$1.72

Average fuel prices for the nine months ended September 30, 2017 exclude the effects of an $8 million fuel tax recovery related to prior periods. The impact of fuel price on earnings include the impacts of British Columbia (B.C.) and Alberta carbon taxes and levies recovered and paid, on revenues and expenses, respectively.

In the third quarter of 2017, the impact of higher fuel prices resulted in an increase in total revenues of $14 million and an increase in total operating expenses of $9 million from the same period in 2016.

In the first nine months of 2017, the impact of higher fuel prices resulted in an increase in total revenues of $73 million and an increase in total operating expenses of $70 million from the same period in 2016. The second quarter results of 2016 had been impacted by wildfires in northern Alberta, which negatively impacted fuel input costs by an estimated $9 million without triggering a commensurate offsetting impact to benchmark fuel recovery prices.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share Price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange for the three and nine months ended September 30, 2017 and the comparative periods in 2016.

Toronto Stock Exchange (in Canadian dollars)	2017	2016
Opening Common Share Price, as at January 1	$191.56	$176.73
Ending Common Share Price, as at June 30	$208.65	$166.33
Ending Common Share Price, as at September 30	$209.58	$200.19
Change in Common Share Price for the three months ended September 30	$0.93	$33.86
Change in Common Share Price for the nine months ended September 30	$18.02	$23.46

New York Stock Exchange (in U.S. dollars)	2017	2016
Opening Common Share Price, as at January 1	$142.77	$127.60
Ending Common Share Price, as at June 30	$160.81	$128.79
Ending Common Share Price, as at September 30	$168.03	$152.70
Change in Common Share Price for the three months ended September 30	$7.22	$23.91
Change in Common Share Price for the nine months ended September 30	$25.26	$25.10

In the third quarter of 2017, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $2 million compared to an increase of $18 million in the same period in 2016.

In the first nine months of 2017, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $10 million compared to an increase of $14 million in the same period in 2016.

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

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,547	$1,510	$37	2	4
Non-freight revenues (in millions)	48	44	4	9	9
Total revenues (in millions)	$1,595	$1,554	$41	3	5
Carloads (in thousands)(3)	666.4	648.2	18.2	3	N/A
Revenue ton-miles (in millions)	35,170	33,915	1,255	4	N/A
Freight revenue per carload (dollars)	$2,321	$2,328	$(7)	—	2
Freight revenue per revenue ton-miles (cents)	4.40	4.45	(0.05)	(1)	1

(1)	Freight revenues include fuel surcharge revenues of $52 million in 2017, and $40 million in 2016. 2017 and 2016 fuel surcharge revenues include B.C. and Alberta carbon taxes and levies recovered.

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

•
Freight revenues were $1,547 million in the third quarter of 2017, an increase of $37 million, or 2%, from $1,510 million in the same period of 2016. This increase was primarily due to higher volumes, as measured by revenue ton-miles, of frac sand, crude, domestic potash, domestic intermodal, Canadian coal and Canadian grain, and the favourable impact of higher fuel surcharge revenue of $14 million, slightly offset by lower volumes of international intermodal and U.S. grain, and the unfavourable impact of the change in FX of $29 million.

•
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the third quarter of 2017 were 35,170 million, an increase of 4% compared with 33,915 million in the same period of 2016. This increase was primarily due to increases in frac sand, crude, domestic potash, domestic intermodal, Canadian coal, energy products and Canadian grain, partially offset by decreases in international intermodal and U.S. grain.

•
Non-freight revenues were $48 million in the third quarter of 2017, an increase of $4 million, or 9%, from $44 million in the same period of 2016. This increase was primarily due to the recovery of prior costs following the expiration of a passenger service contract in 2017, partially offset by a decrease in passenger and switching revenues.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$4,708	$4,464	$244	5	6
Non-freight revenues (in millions)	133	131	2	2	2
Total revenues (in millions)	$4,841	$4,595	$246	5	6
Carloads (in thousands)(3)	1,955.2	1,876.7	78.5	4	N/A
Revenue ton-miles (in millions)	105,381	100,341	5,040	5	N/A
Freight revenue per carload (dollars)	$2,408	$2,379	$29	1	2
Freight revenue per revenue ton-miles (cents)	4.47	4.45	0.02	—	1

(1)	Freight revenues include fuel surcharge revenues of $164 million in 2017, and $90 million in 2016. 2017 and 2016 fuel surcharge revenues include B.C. and Alberta carbon taxes and levies recovered.

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

•
Freight revenues were $4,708 million in the first nine months of 2017, an increase of $244 million, or 5%, from $4,464 million in the same period of 2016. This increase was primarily due to an increase in volumes, as measured by RTMs, of frac sand, potash, Canadian grain, and domestic intermodal, and the favourable impact of higher fuel prices on fuel surcharge revenue of $73 million partially offset by lower international intermodal, fertilizers, and automotive volumes and the unfavourable impact of the change in FX of $29 million. In the second quarter of 2016, there was an estimated $20 million decline in revenues as a direct result of the northern Alberta wildfires.

•
RTMs for the first nine months of 2017 were 105,381 million, an increase of 5% compared with 100,341 million in the same period of 2016. This increase was primarily due to increases in frac sand, potash, Canadian grain, and domestic intermodal partially offset by decreases in international intermodal, fertilizers, and automotive.

•
Non-freight revenues were $133 million in the first nine months of 2017, an increase of $2 million, or 2%, from $131 million in the same period of 2016. This increase was primarily due to the recovery of prior costs following the expiration of a passenger service contract in 2017. This increase was partially offset by decreases in transload, switching and passenger revenues.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through price indices, tariffs and by contract, within agreed-upon guidelines. The Company is also subject to carbon taxation systems and levies in some jurisdictions in which it operates, the costs of which are passed on to the shipper. Freight revenues include fuel surcharge revenues of $52 million for the third quarter of 2017 and $40 million for the same period in 2016. The impact of higher fuel prices resulted in an increase in total revenues of $14 million. Similarly, in the first nine months of 2017, fuel surcharge revenues were $164 million and $90 million for the same period of 2016, an increase in total revenues of $73 million. These figures include carbon tax and levy recoveries.

Lines of Business

In the first quarter of 2017, CP revised the grouping of revenues, and aggregated certain lines of business where:

•	“Canadian Grain” and “U.S. Grain” were aggregated into the line of business "Grain";

•	“Chemicals and Plastics” and “Crude” were aggregated into the line of business "Energy, Chemicals and Plastics"; and

•	“Domestic Intermodal" and “International Intermodal” were aggregated into the line of business "Intermodal".

Prior period figures have been aggregated accordingly.

Grain

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$351	$372	$(21)	(6)	(4)
Carloads (in thousands)	108.0	113.6	(5.6)	(5)	N/A
Revenue ton-miles (in millions)	8,627	9,180	(553)	(6)	N/A
Freight revenue per carload (dollars)	$3,251	$3,272	$(21)	(1)	2
Freight revenue per revenue ton-mile (cents)	4.07	4.05	0.02	—	3

Grain revenue was $351 million in the third quarter of 2017, a decrease of $21 million, or 6%, from $372 million in the same period of 2016. The decrease in revenue was primarily due to lower shipments of U.S. grain primarily to the U.S. Pacific North West and the unfavourable impact of the change in FX, partially offset by higher Canadian grain shipments to the U.S. RTMs decreased more than carloads due to the increased proportion of Canadian grain to the U.S. which has a shorter length of haul, and the decreased proportion of U.S. grain to the U.S. Pacific North West, which has a longer length of haul. Freight revenue per revenue ton-mile increased primarily due to the higher proportion of Canadian grain to the U.S.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$1,107	$1,041	$66	6	7
Carloads (in thousands)	325.6	312.2	13.4	4	N/A
Revenue ton-miles (in millions)	27,274	26,404	870	3	N/A
Freight revenue per carload (dollars)	$3,402	$3,336	$66	2	3
Freight revenue per revenue ton-mile (cents)	4.06	3.94	0.12	3	4

Grain revenue was $1,107 million in the first nine months of 2017, an increase of $66 million, or 6%, from $1,041 million in the same period of 2016. This increase was primarily due to increased Canadian grain volumes and higher fuel surcharge revenue. Carloads increased more than RTMs due to the decreased proportion of U.S. grain to the U.S. Pacific North West, which has a longer length of haul. The increase in freight revenue per revenue ton-mile is primarily due to increased regulated Canadian grain rates.

Coal

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$165	$160	$5	3	4
Carloads (in thousands)	81.3	80.0	1.3	2	N/A
Revenue ton-miles (in millions)	6,009	5,798	211	4	N/A
Freight revenue per carload (dollars)	$2,021	$2,007	$14	1	1
Freight revenue per revenue ton-mile (cents)	2.73	2.77	(0.04)	(1)	(1)

Coal revenue was $165 million in the third quarter of 2017, an increase of $5 million, or 3%, from $160 million in the same period of 2016. This increase was primarily due to higher Canadian export volumes and higher fuel surcharge revenue. The decrease in freight revenue per revenue ton-mile was primarily due to the increased proportion of Canadian export coal volumes, which have a lower freight revenue per revenue ton-mile.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$478	$454	$24	5	6
Carloads (in thousands)	233.3	226.7	6.6	3	N/A
Revenue ton-miles (in millions)	17,230	16,540	690	4	N/A
Freight revenue per carload (dollars)	$2,047	$2,003	$44	2	2
Freight revenue per revenue ton-mile (cents)	2.77	2.75	0.02	1	1

Coal revenue was $478 million in the first nine months of 2017, an increase of $24 million, or 5%, from $454 million in the same period of 2016. This increase was primarily due to an increase in Canadian export and U.S. thermal coal volumes and an increase in fuel surcharge revenue. The increase in freight revenue per ton-mile was primarily due to the increased proportion of U.S. thermal coal volumes, which have a higher freight revenue per revenue ton-mile.

Potash

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$103	$81	$22	27	29
Carloads (in thousands)	34.6	29.0	5.6	19	N/A
Revenue ton-miles (in millions)	4,083	3,651	432	12	N/A
Freight revenue per carload (dollars)	$2,978	$2,782	$196	7	9
Freight revenue per revenue ton-mile (cents)	2.53	2.21	0.32	14	16

Potash revenue was $103 million in the third quarter of 2017, an increase of $22 million, or 27%, from $81 million in the same period of 2016. This increase was primarily due to higher domestic potash volumes, an increase in export potash volumes to the U.S. Pacific North West, and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX. The increase in freight revenue per revenue ton-mile was primarily due to the increased proportion of export potash to the U.S. Pacific North West, which has a shorter length of haul.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$310	$242	$68	28	29
Carloads (in thousands)	102.9	84.2	18.7	22	N/A
Revenue ton-miles (in millions)	11,919	10,333	1,586	15	N/A
Freight revenue per carload (dollars)	$3,013	$2,878	$135	5	5
Freight revenue per revenue ton-mile (cents)	2.60	2.35	0.25	11	12

Potash revenue was $310 million in the first nine months of 2017, an increase of $68 million, or 28%, from $242 million in the same period of 2016. This increase was primarily due to higher domestic potash volumes, higher export potash volumes to the U.S. Pacific North West, and higher fuel surcharge revenue. The increase in freight revenue per revenue ton-mile was due to the increased proportion of export potash to the U.S. Pacific North West, which has a shorter length of haul.

Fertilizers and Sulphur

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$52	$64	$(12)	(19)	(17)
Carloads (in thousands)	13.8	14.3	(0.5)	(3)	N/A
Revenue ton-miles (in millions)	864	958	(94)	(10)	N/A
Freight revenue per carload (dollars)	$3,814	$4,476	$(662)	(15)	(13)
Freight revenue per revenue ton-mile (cents)	6.08	6.68	(0.60)	(9)	(7)

Fertilizers and sulphur revenue was $52 million in the third quarter of 2017, a decrease of $12 million, or 19%, from $64 million in the same period of 2016. This decrease was primarily due to a decline in fertilizer volumes, which have a higher freight revenue per revenue ton-mile, and to the unfavourable impact of the change in FX, partially offset by higher sulphur volumes and higher fuel surcharge revenue. Carloads decreased less than RTMs due to the increased proportion of fertilizers to the U.S. Pacific North West, which has a shorter length of haul.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$181	$218	$(37)	(17)	(17)
Carloads (in thousands)	43.2	45.2	(2.0)	(4)	N/A
Revenue ton-miles (in millions)	2,837	3,144	(307)	(10)	N/A
Freight revenue per carload (dollars)	$4,198	$4,825	$(627)	(13)	(13)
Freight revenue per revenue ton-mile (cents)	6.39	6.93	(0.54)	(8)	(7)

Fertilizers and sulphur revenue was $181 million in the first nine months of 2017, a decrease of $37 million, or 17%, from $218 million in the same period of 2016. This decrease was primarily due to lower volumes, particularly fertilizers which have a higher freight revenue per revenue ton-mile. This decrease was partially offset by higher fuel surcharge revenue. Carloads decreased less than RTMs due to the increased proportion of fertilizers to the U.S. Pacific North West, which has a shorter length of haul.

Forest Products

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$67	$71	$(4)	(6)	(3)
Carloads (in thousands)	17.2	16.9	0.3	2	N/A
Revenue ton-miles (in millions)	1,157	1,217	(60)	(5)	N/A
Freight revenue per carload (dollars)	$3,870	$4,211	$(341)	(8)	(5)
Freight revenue per revenue ton-mile (cents)	5.78	5.86	(0.08)	(1)	2

Forest products revenue was $67 million in the third quarter of 2017, a decrease of $4 million, or 6%, from $71 million in the same period of 2016. This decrease was due to lower volumes of lumber and panel products, due to U.S. tariffs on Canadian softwood lumber in 2017, and the unfavourable impact of the change in FX. Carloads increased while RTMs decreased due to an increase in traffic with a shorter length of haul.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$202	$212	$(10)	(5)	(4)
Carloads (in thousands)	49.8	51.0	(1.2)	(2)	N/A
Revenue ton-miles (in millions)	3,390	3,619	(229)	(6)	N/A
Freight revenue per carload (dollars)	$4,056	$4,160	$(104)	(3)	(2)
Freight revenue per revenue ton-mile (cents)	5.96	5.87	0.09	2	3

Forest products revenue was $202 million in the first nine months of 2017, a decrease of $10 million, or 5%, from $212 million in the same period of 2016. This decrease was due to lower volumes of lumber and panel products, due to U.S. tariffs on Canadian softwood lumber in 2017, partially offset by higher fuel surcharge revenue. Carloads decreased less than RTMs due to an increase in traffic with a shorter length of haul.

Energy, Chemicals and Plastics

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$208	$187	$21	11	15
Carloads (in thousands)	64.7	57.4	7.3	13	N/A
Revenue ton-miles (in millions)	4,992	3,971	1,021	26	N/A
Freight revenue per carload (dollars)	$3,227	$3,254	$(27)	(1)	2
Freight revenue per revenue ton-mile (cents)	4.18	4.71	(0.53)	(11)	(9)

Energy, chemicals and plastics revenue was $208 million in the third quarter of 2017, an increase of $21 million, or 11%, from $187 million in the same period of 2016. This increase was primarily due to higher volumes of crude, liquefied petroleum gas ("L.P.G."), plastics and fuel oil and higher fuel surcharge revenue, partly offset by the unfavourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile is primarily due to volume gains in longer length of haul lanes for crude and L.P.G. through Kansas City, and higher plastics and fuel oil volumes, which have a lower freight revenue per revenue ton-mile.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$651	$638	$13	2	3
Carloads (in thousands)	194.0	185.1	8.9	5	N/A
Revenue ton-miles (in millions)	15,302	14,295	1,007	7	N/A
Freight revenue per carload (dollars)	$3,357	$3,448	$(91)	(3)	(2)
Freight revenue per revenue ton-mile (cents)	4.26	4.47	(0.21)	(5)	(3)

Energy, chemicals and plastics revenue was $651 million in the first nine months of 2017, an increase of $13 million, or 2%, from $638 million in the same period of 2016. This increase was primarily due to higher volumes of fuel oil, plastics, and L.P.G. shipments and higher fuel surcharge revenue, partially offset by the unfavourable change in FX. The decrease in freight revenue per revenue ton-mile is primarily due to volume gains in longer length of haul lanes for crude and L.P.G. through Kansas City, and higher fuel oil and plastics volumes, which have a lower freight revenue per revenue ton-mile.

Metals, Minerals and Consumer Products

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$192	$142	$50	35	39
Carloads (in thousands)	68.2	50.3	17.9	36	N/A
Revenue ton-miles (in millions)	3,030	2,171	859	40	N/A
Freight revenue per carload (dollars)	$2,806	$2,821	$(15)	(1)	2
Freight revenue per revenue ton-mile (cents)	6.32	6.53	(0.21)	(3)	—

Metals, minerals and consumer products revenue was $192 million in the third quarter of 2017, an increase of $50 million, or 35%, from $142 million in the same period of 2016. This increase was primarily due to higher frac sand, steel and aggregates volumes and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to an increased length of haul for frac sand traffic.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$552	$415	$137	33	34
Carloads (in thousands)	191.1	144.9	46.2	32	N/A
Revenue ton-miles (in millions)	8,512	6,067	2,445	40	N/A
Freight revenue per carload (dollars)	$2,888	$2,862	$26	1	2
Freight revenue per revenue ton-mile (cents)	6.49	6.83	(0.34)	(5)	(4)

Metals, minerals and consumer products revenue was $552 million in the first nine months of 2017, an increase of $137 million, or 33%, from $415 million in the same period of 2016. This increase was primarily due to higher frac sand, aggregates and steel volumes and higher fuel surcharge revenue. The decrease in freight revenue per revenue ton-mile is primarily due to higher volumes of frac sand, which have a lower freight revenue per revenue ton-mile. RTMs increased more than carloads due to an increased length of haul for frac sand traffic.

Automotive

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$68	$86	$(18)	(21)	(18)
Carloads (in thousands)	25.0	28.9	(3.9)	(13)	N/A
Revenue ton-miles (in millions)	316	393	(77)	(20)	N/A
Freight revenue per carload (dollars)	$2,737	$2,985	$(248)	(8)	(5)
Freight revenue per revenue ton-mile (cents)	21.62	21.91	(0.29)	(1)	2

Automotive revenue was $68 million in the third quarter of 2017, a decrease of $18 million, or 21%, from $86 million in the same period of 2016. This decrease was primarily due to a decline in volume and the unfavourable impact of the change in FX. The freight revenue per carload decrease was more than the decrease in freight revenue per revenue ton-mile due to reduced volumes of traffic with lower freight rates.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$223	$270	$(47)	(17)	(17)
Carloads (in thousands)	79.9	97.2	(17.3)	(18)	N/A
Revenue ton-miles (in millions)	1,016	1,305	(289)	(22)	N/A
Freight revenue per carload (dollars)	$2,788	$2,777	$11	—	1
Freight revenue per revenue ton-mile (cents)	21.92	20.68	1.24	6	7

Automotive revenue was $223 million in the first nine months of 2017, a decrease of $47 million, or 17%, from $270 million in the same period of 2016. This decrease was primarily due to a decline in volume, partially offset by higher fuel surcharge revenue. The increase in freight revenue per revenue ton-mile was primarily due to a decrease in volumes with a longer length of haul and lower freight rates per revenue ton-mile.

Intermodal

			2017 vs. 2016
For the three months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$341	$347	$(6)	(2)	(1)
Carloads (in thousands)	253.6	257.8	(4.2)	(2)	N/A
Revenue ton-miles (in millions)	6,092	6,576	(484)	(7)	N/A
Freight revenue per carload (dollars)	$1,343	$1,345	$(2)	—	1
Freight revenue per revenue ton-mile (cents)	5.59	5.27	0.32	6	7

Intermodal revenue was $341 million in the third quarter of 2017, a decrease of $6 million, or 2%, from $347 million in the same period of 2016. This decrease was primarily due to a decline in international volumes associated with the loss of a contract, partially offset by higher domestic traffic and fuel surcharge revenue. Freight revenue per revenue ton-mile increased due to more revenue generating moves of empty customer containers.

			2017 vs. 2016
For the nine months ended September 30	2017	2016	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$1,004	$974	$30	3	3
Carloads (in thousands)	735.4	730.2	5.2	1	N/A
Revenue ton-miles (in millions)	17,901	18,634	(733)	(4)	N/A
Freight revenue per carload (dollars)	$1,364	$1,333	$31	2	3
Freight revenue per revenue ton-mile (cents)	5.61	5.23	0.38	7	8

Intermodal revenue was $1,004 million in the first nine months of 2017, an increase of $30 million, or 3%, from $974 million in the same period of 2016. This increase was primarily due to higher domestic traffic and higher fuel surcharge revenue, partially offset by a decline in international volumes associated with the loss of a contract. Freight revenue per revenue ton-mile increased due to more revenue generating moves of empty customer containers.

Operating Expenses

			2017 vs. 2016
For the three months ended September 30 (in millions)	2017	2016	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$256	$294	$(38)	(13)	(11)
Fuel	150	138	12	9	12
Materials	45	39	6	15	15
Equipment rents	35	43	(8)	(19)	(17)
Depreciation and amortization	162	155	7	5	6
Purchased services and other	257	228	29	13	15
Total operating expenses	$905	$897	$8	1	3
(1) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $905 million in the third quarter of 2017, an increase of $8 million, or 1%, from $897 million in the same period of 2016. This increase was primarily due to:

•	an adjustment reducing discontinuance liabilities for certain branch lines in 2016;

•	higher volume variable expenses;

•	the unfavourable impact of increases in fuel price of $9 million;

•	the unfavourable impact of wage and benefit inflation;

•	higher depreciation expenses;

•	higher casualty costs; and

•	higher incentive based compensation.

This increase was partially offset by:

•	higher defined benefit pension plan income of $26 million;

•	lower stock based compensation expense; and

•	the favourable impact of the change in FX of $17 million.

			2017 vs. 2016
For the nine months ended September 30 (in millions)	2017	2016	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$766	$907	$(141)	(16)	(15)
Fuel	480	394	86	22	23
Materials	142	133	9	7	8
Equipment rents	108	132	(24)	(18)	(18)
Depreciation and amortization	493	478	15	3	3
Purchased services and other	812	690	122	18	19
Total operating expenses	$2,801	$2,734	$67	2	3
(1) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $2,801 million in the first nine months of 2017, an increase of $67 million, or 2%, from $2,734 million in the same period of 2016. This increase was primarily due to:

•	the unfavourable impact of increases in fuel price of $70 million;

•	the gain on sale of CP's Arbutus Corridor in 2016 of $50 million;

•	higher volume variable expenses;

•	the impact of wage and benefit inflation;

•	an adjustment reducing discontinuance liabilities for certain branch lines in 2016;

•	the gain on sale of surplus freight cars in 2016 of $17 million; and

•	higher depreciation expense.

This increase was partially offset by:

•	higher defined benefit pension plan income of $76 million;

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP;

•	efficiencies generated from improved operating performance and asset utilization; and

•	the favourable impact of the change in FX of $15 million.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $256 million in the third quarter of 2017, a decrease of $38 million, or 13%, from $294 million in the same period of 2016. This decrease was primarily due to:

•	higher defined benefit pension plan income of $26 million;

•	lower stock-based compensation driven primarily by the change in stock price;

•	the favourable impact of the change in FX of $5 million; and

•	lower labour expense due to operational efficiencies.

This decrease was partially offset by:

•	wage and benefit inflation;

•	higher incentive based compensation, and

•	higher volume variable expenses as a result of an increase in workload as measured in GTMs.

Compensation and benefits expense was $766 million in the first nine months of 2017, a decrease of $141 million, or 16%, from $907 million in the same period of 2016. This decrease was primarily due to:

•	higher defined benefit pension plan income of $76 million;

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP;

•	lower labour expense due to operational efficiencies;

•	lower stock-based compensation driven primarily by the change in stock price; and

•	the favourable impact of the change in FX of $4 million.

This decrease was partially offset by wage and benefit inflation and higher volume variable expenses as a result of an increase in workload as measured in GTMs.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $150 million in the third quarter of 2017, an increase of $12 million, or 9%, from $138 million in the same period of 2016. This increase was primarily due to the unfavourable impact of $9 million from higher fuel prices and an increase in workload, as measured by GTMs. This increase was partially offset by the favourable impact of the change in FX of $4 million.

Fuel expense was $480 million in the first nine months of 2017, an increase of $86 million, or 22%, from $394 million in the same period of 2016. This increase was primarily due to the unfavourable impact of $70 million from higher fuel prices and an increase in workload, as measured by GTMs. This increase was partially offset by an $8 million fuel tax recovery related to prior periods in the second quarter of 2017 and the favourable impact of the change in FX of $3 million.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car and building maintenance and software sustainment. Materials expense was $45 million in the third quarter of 2017, an increase of $6 million, or 15%, from $39 million in the same period of 2016. This increase was primarily due to higher right of way maintenance activities and higher locomotive maintenance and overhaul costs.

Materials expense was $142 million in the first nine months of 2017, an increase of $9 million or 7%, from $133 million in the same period of 2016. This increase was due to higher right of way maintenance activities and higher locomotive maintenance and overhaul costs. This increase was partially offset by lower freight car repairs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $35 million in the third quarter of 2017, a decrease of $8 million, or 19%, from $43 million in the same period of 2016. This decrease was primarily due to the purchase and return of leased freight cars and locomotives and to a decrease in CP's use of other railroads' equipment.

Equipment rents expense was $108 million in the first nine months of 2017, a decrease of $24 million, or 18%, from $132 million in the same period of 2016. This decrease was primarily due to the purchase and return of leased freight cars and locomotives, and an increase in receipts from other railroads' use of CP's equipment.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $162 million in the third quarter of 2017, an increase of $7 million, or 5%, from $155 million in the same period of 2016. This increase was primarily due to a higher depreciable asset base partially offset by the favourable impact of the change in FX of $2 million.

Depreciation and amortization expense was $493 million in the first nine months of 2017, an increase of $15 million, or 3%, from $478 million in the same period of 2016. This increase was primarily due to a higher depreciable asset base.

Purchased Services and Other

			2017 vs. 2016
For the three months ended September 30 (in millions)	2017	2016(1)	Total Change	% Change
Support and facilities	$65	$62	$3	5
Track and operations	58	54	4	7
Intermodal	49	44	5	11
Equipment	35	39	(4)	(10)
Casualty	20	15	5	33
Property taxes	31	29	2	7
Other	1	(10)	11	(110)
Land sales	(2)	(5)	3	(60)
Total Purchased services and other	$257	$228	$29	13

(1)	Certain comparative figures have been revised to conform with current presentation.

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $257 million in the third quarter of 2017, an increase of $29 million, or 13%, from $228 million in the same period of 2016. This increase was primarily due to:

•	an adjustment reducing discontinuance liabilities for certain branch lines in 2016, reported in Other;

•	higher casualty costs, primarily due to higher rolling stock costs associated with major incidents;

•	higher intermodal expenses related to pickup and delivery and terminal costs, reported in Intermodal;

•	lower gains on fewer land sales; and

•	higher right of way maintenance and dismantling costs, reported in Track and operations.

This increase was partially offset by the favourable impact of the change in FX of $5 million and fewer engine overhauls, reported in Equipment.

			2017 vs. 2016
For the nine months ended September 30 (in millions)	2017	2016(1)	Total Change	% Change
Support and facilities	$201	$200	$1	1
Track and operations	193	184	9	5
Intermodal	144	132	12	9
Equipment	120	122	(2)	(2)
Casualty	55	49	6	12
Property taxes	95	88	7	8
Other	9	(25)	34	(136)
Land sales	(5)	(60)	55	(92)
Total Purchased services and other	$812	$690	$122	18

(1)	Certain comparative figures have been revised to conform with current presentation.

Purchased services and other expense was $812 million in the first nine months of 2017, an increase of $122 million, or 18%, from $690 million in the same period of 2016. This increase was primarily due to:

•	lower gains on land sales of $55 million;

•	the gain on sale of surplus freight cars in 2016 of $17 million, reported in Other;

•	an adjustment reducing discontinuance liabilities for certain branch lines in 2016, reported in Other;

•	higher right of way maintenance and dismantling costs, reported in Track and operations;

•	higher third-party snow removal services, reported in Track and operations;

•	higher expenses related to pickup and delivery services, reported in Intermodal;

•	higher property taxes due to tax rate increases; and

•	higher casualty costs, primarily due to higher rolling stock costs associated with major incidents.

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

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income and other non-operating expenditures. Other income and charges was a gain of $105 million in the third quarter of 2017, compared to an expense of $71 million in the same period of 2016, a change of $176 million, or 248%. This change was primarily due to the favourable impact of FX translation of $105 million on U.S. dollar-denominated debt during the third quarter of 2017, compared to the unfavourable impact of FX translation of $46 million in the same period of 2016, and a legal settlement charge of $25 million in the third quarter of 2016. These items are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other income and charges was a gain of $194 million in the first nine months of 2017, compared to a gain of $119 million in the same period of 2016, a change of $75 million, or 63%.This change was primarily due to higher FX translation gains of $47 million on U.S. dollar-denominated debt, compared to the same period of 2016, and a $10 million insurance recovery of legal costs in 2017, compared to a legal settlement charge of $25 million in 2016. These favourable changes were partially offset by a $13 million charge on the settlement and roll of the forward starting swaps in 2017.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $115 million in the third quarter of 2017, a decrease of $1 million, or 1%, from $116 million in the same period of 2016. This decrease was primarily due to the favourable impact from the change in FX of $4 million, partially offset by lower capitalized interest.

Net interest expense was $357 million in the first nine months of 2017, an increase of $2 million, or 1%, from $355 million in the same period of 2016. This increase was primarily due to lower capitalized interest, partially offset by the favourable impact from the change in FX of $4 million.

Income Tax Expense

Income tax expense was $170 million in the third quarter of 2017, an increase of $47 million, or 38%, from $123 million in the same period of 2016. This increase was due to higher taxable earnings partially offset by a lower effective tax rate in 2017.

Income tax expense was $456 million in the first nine months of 2017, an increase of $46 million, or 11%, from $410 million in the same period of 2016. This increase was due to higher taxable earnings, partially offset by a lower effective tax rate in 2017.

During the three months ended September 30, 2017, an Illinois state income tax rate increase was enacted and resulted in a $3 million deferred tax expense on the revaluation of deferred income tax balances as at January 1, 2017.

During the nine months ended September 30, 2017, the Company recorded a net deferred tax recovery of $14 million related to the revaluation of its deferred income tax balances as at January 1, 2017. This was due to legislation enacted in the second quarter to decrease the Saskatchewan provincial corporate income tax rate which resulted in a $17 million recovery, partially offset by the $3 million expense described above.

The effective tax rate in the third quarter of 2017, including discrete items was 24.95%, compared with 26.23% in the same period of 2016. The effective tax rate in the third quarter of 2017, excluding discrete items, was 26.50% compared to 25.17% in 2016.

The effective tax rate in the first nine months of 2017, including discrete items was 24.28%, compared with 25.26% in the same period of 2016. The effective tax rate in the first nine months of 2017, excluding discrete items, was 26.50% compared to 26.50% in 2016.

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

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the Contractual Commitments of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its Cash and cash equivalents, its bilateral letters of credit facility, and its revolving credit facility.

As at September 30, 2017, the Company had $142 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility and up to $286 million available under its letters of credit (December 31, 2016 - $164 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility and up to $280 million available under its letters of credit).

As at September 30, 2017, the Company's U.S. $2.0 billion revolving credit facility, which includes a U.S. $1.0 billion five-year portion and U.S. $1.0 billion one-year plus one-year term-out portion, was undrawn (December 31, 2016 - undrawn). Effective June 23, 2017, the maturity date on the U.S $1.0 billion one-year plus one-year term-out portion was extended to June 27, 2019, and the maturity date on the U.S. $1.0 billion five-year portion was extended to June 28, 2022. The Company did not draw from its revolving credit facility during the three and nine months ended September 30, 2017. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at September 30, 2017, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. As at September 30, 2017, total commercial paper borrowings were $nil (December 31, 2016 - $nil).

As at September 30, 2017, under its bilateral letters of credit facility, the Company had letters of credit drawn of $314 million from a total available amount of $600 million. This compares to letters of credit drawn of $320 million from a total available amount of $600 million as at December 31, 2016. Under the bilateral letters of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. Collateral provided may include highly liquid investments purchased three months or less from maturity and is stated at cost, which approximates market value. As at September 30, 2017, the Company had no collateral posted on its bilateral letters of credit facility (December 31, 2016 - $nil).

The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $527 million in the third quarter of 2017, a decrease of $64 million compared to $591 million in the same period of 2016. This decrease was primarily due to higher income taxes paid in 2017, partially offset by higher cash generating income.

Cash provided by operating activities was $1,449 million in the first nine months of 2017, an increase of $128 million from $1,321 million in the same period of 2016. This increase was primarily due to higher cash generating income and improvements in non-cash working capital.

Investing Activities

Cash used in investing activities was $306 million in the third quarter of 2017, an increase of $28 million compared to $278 million in the same period of 2016. This increase was primarily due to higher additions to properties compared to the same period in 2016.

Cash used in investing activities was $861 million in the first nine months of 2017, an increase of $44 million from $817 million in the same period of 2016. This increase was primarily due to lower proceeds from the sale of properties and other assets compared to the same period in 2016.

Financing Activities

Cash used in financing activities was $310 million in the third quarter of 2017, an increase of $6 million from $304 million in the same period of 2016. This increase was primarily due to the net issuance of commercial paper during the third quarter in 2016, partially offset by lower repurchases of CP common shares.

Cash used in financing activities was $597 million in the first nine months of 2017, a decrease of $438 million from $1,035 million in the same period of 2016. This decrease was primarily due to lower repurchases of CP common shares, partially offset by the net issuance of commercial paper during the first nine months of 2016 and the increase in dividends paid of $47 million.

Interest Coverage Ratio

For the twelve months ended September 30, 2017, the Company’s interest coverage ratio was 6.1, compared with 5.4 for the twelve months ended September 30, 2016. This increase was primarily due to a year over year increase in Earnings before interest and taxes ("EBIT").

Excluding significant items from EBIT, Adjusted interest coverage ratio was 5.7 for the twelve months ended September 30, 2017, compared with 5.3 for the twelve months ended September 30, 2016. This increase was primarily due to a year over year increase in Adjusted EBIT. Interest coverage ratio, Adjusted interest coverage ratio, and EBIT are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As at September 30, 2017, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's"), Moody's Investor Service ("Moody's"), and Dominion Bond Rating Service Limited ("DBRS") remain unchanged from December 31, 2016. However, during the second quarter of 2017, Moody's changed the outlook on CP's Senior unsecured debt to stable from negative.

Credit ratings as at September 30, 2017(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended September 30, 2017 and September 30, 2016 was 2.7 and 3.0, respectively. This decrease was primarily due to lower adjusted net debt for the twelve months ended September 30, 2017 as a result of the repayment of commercial paper outstanding as at September 30, 2016. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Free Cash

CP generated positive Free cash of $214 million in the third quarter of 2017, a decrease of $101 million from positive Free cash of $315 million in the same period of 2016. This decrease was primarily due to a decrease in cash provided by operating activities as well as an increase in cash used in investing activities compared to the same period of 2016. For the first nine months of 2017, CP generated positive Free cash of $575 million, an increase of $87 million from positive Free cash of $488 million in the same period of 2016. This increase was primarily due to an increase in cash provided by operating activities slightly offset by an increase in cash used in investing activities compared to the same period of 2016.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Capital additions were $319 million in the third quarter of 2017, $25 million higher than in the same period of 2016. In the first nine months of 2017, capital additions were $895 million, $7 million lower than in the same period of 2016. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The definition of Free cash has been revised to exclude the deduction of dividends paid. As a result of this change, Free cash was increased by $75 million and $182 million for the three and nine months ended September 30, 2016, respectively.

Share Capital

At October 16, 2017, the latest practicable date, there were 144,967,167 Common Shares and no preferred shares issued and outstanding, which consists of 14,703 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At October 16, 2017, 1.5 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.5 million options available to be issued by the Company’s MSOIP in the future.

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

•	during the course of the year, a net deferred tax recovery of $14 million as a result of the change in income tax rates as follows:

•	in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate change that unfavourably impacted Diluted EPS by 2 cents;

•	in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $200 million ($174 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 62 cents;

•	in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 40 cents; and

•	in the first quarter, a $28 million gain ($24 million after deferred tax) that favourably impacted Diluted EPS by 16 cents.

In 2016, there were two significant items included in Net income as follows:

•	in the third quarter, a $25 million expense ($18 million after current tax) related to a legal settlement that unfavourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $79 million ($68 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $74 million loss ($64 million after deferred tax) that unfavourably impacted Diluted EPS by 43 cents;

•	in the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents;

•	in the second quarter, an $18 million gain ($16 million after deferred tax) that favourably impacted Diluted EPS by 10 cents; and

•	in the first quarter, a $181 million gain ($156 million after deferred tax) that favourably impacted Diluted EPS by $1.01.

In the three months ended December 31, 2015, there was one significant item included in Net income as follows:

•
in the fourth quarter, a net non-cash loss of $115 million loss ($100 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt that unfavourably impacted Diluted EPS by 64 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2017 and 2016:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2017	2016	2017	2016
Net income as reported	$510	$347	$1,421	$1,215
Less significant items (pretax):
Management transition recovery	—	—	51	—
Impact of FX translation on U.S. dollar-denominated debt	105	(46)	200	153
Charge on hedge roll and de-designation	—	—	(13)	—
Legal settlement charge	—	(25)	—	(25)
Insurance recovery of legal settlement	—	—	10	—
Income tax rate change	(3)	—	14	—
Tax effect of adjustments(1)	14	(13)	38	14
Adjusted income	$422	$405	$1,197	$1,101
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the effective tax rate for each of the above items for the periods presented.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Diluted earnings per share as reported	$3.50	$2.34	$9.70	$8.02
Less significant items:
Management transition recovery	—	—	0.35	—
Impact of FX translation on U.S. dollar-denominated debt	0.72	(0.31)	1.36	1.01
Charge on hedge roll and de-designation	—	—	(0.09)	—
Legal settlement charge	—	(0.17)	—	(0.16)
Insurance recovery of legal settlement	—	—	0.07	—
Income tax rate change	(0.02)	—	0.10	—
Tax effect of adjustments(1)	0.10	(0.09)	0.26	0.09
Adjusted diluted earnings per share	$2.90	$2.73	$8.17	$7.26
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the effective tax rate for each of the above items for the periods presented.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2017	2016	2017	2016
Operating income as reported	$690	$657	$2,040	$1,861
Less significant item:
Management transition recovery	—	—	51	—
Adjusted operating income	$690	$657	$1,989	$1,861

Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Operating ratio as reported	56.7%	57.7%	57.9%	59.5%
Less significant item:
Management transition recovery	—%	—%	(1.0)%	—%
Adjusted operating ratio	56.7%	57.7%	58.9%	59.5%

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

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended September 30
(in millions, except for percentages)	2017	2016
Operating income	$2,757	$2,538
Less:
Other income and charges	(120)	(20)
Tax(1)	716	679
	$2,161	$1,879
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	13,623	13,109
ROIC	15.9%	14.3%
(1) Tax was calculated at the annualized effective tax rate of 24.89% for 2017 and 26.56% for 2016 for each of the above items for the periods presented.

	For the twelve months ended September 30
(in millions, except for percentages)	2017	2016
Operating income	$2,757	$2,538
Less significant item:
Management transition recovery	51	—
Adjusted operating income	2,706	2,538
Less:
Other income and charges	(120)	(20)
Add significant items (pretax):
Charge on hedge roll and de-designation	13	—
Legal settlement charge	—	25
Insurance recovery of legal settlement	(10)	—
Impact of FX translation on U.S. dollar-denominated debt	(126)	(38)
Less:
Tax(1)	708	680
	$1,995	$1,865
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	13,623	13,109
Adjusted ROIC	14.6%	14.2%
(1) Tax was calculated at the adjusted annualized effective tax rate of 26.18% for 2017 and 26.71% for 2016 for each of the above items for the periods presented.

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2017	2016	2017	2016
Cash provided by operating activities	$527	$591	$1,449	$1,321
Cash used in investing activities	(306)	(278)	(861)	(817)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(7)	2	(13)	(16)
Free cash(1)	$214	$315	$575	$488
(1) The definition of Free cash has been revised to exclude the deduction of dividends paid. As a result of this change, Free cash was increased by $75 million and $182 million for the three and nine months ended September 30, 2016, respectively.

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

	For the three months ended September 30
(in millions)	Reported 2017	Reported 2016	Variance due to FX	FX Adjusted 2016	FX Adjusted % Change
Freight revenues	$1,547	$1,510	$(29)	$1,481	4
Non-freight revenues	48	44	—	44	9
Total revenues	1,595	1,554	(29)	1,525	5
Compensation and benefits	256	294	(5)	289	(11)
Fuel	150	138	(4)	134	12
Materials	45	39	—	39	15
Equipment rents	35	43	(1)	42	(17)
Depreciation and amortization	162	155	(2)	153	6
Purchased services and other	257	228	(5)	223	15
Total operating expenses	905	897	(17)	880	3
Operating income	$690	$657	$(12)	$645	7

	For the nine months ended September 30
(in millions)	Reported 2017	Reported 2016	Variance due to FX	FX Adjusted 2016	FX Adjusted % Change
Freight revenues	$4,708	$4,464	$(29)	$4,435	6
Non-freight revenues	133	131	—	131	2
Total revenues	4,841	4,595	(29)	4,566	6
Compensation and benefits	766	907	(4)	903	(15)
Fuel	480	394	(3)	391	23
Materials	142	133	(1)	132	8
Equipment rents	108	132	(1)	131	(18)
Depreciation and amortization	493	478	(1)	477	3
Purchased services and other	812	690	(5)	685	19
Total operating expenses	2,801	2,734	(15)	2,719	3
Operating income	$2,040	$1,861	$(14)	$1,847	10

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

	For the twelve months ended September 30
(in millions)	2017	2016
Net income as reported	$1,805	$1,534
Add:
Net interest expense	473	477
Income tax expense	599	547
EBIT	2,877	2,558
Less significant items (pretax):
Charge on hedge roll and de-designation	(13)	—
Management transition recovery	51	—
Legal settlement charge	—	(25)
Insurance recovery of legal settlement	10	—
Impact of FX translation on U.S. dollar-denominated debt	126	38
Adjusted EBIT	2,703	2,545
Less:
Net periodic pension and other benefit cost other than current service costs	243	141
Operating lease expense	(107)	(115)
Depreciation and amortization	(655)	(633)
Adjusted EBITDA	$3,222	$3,152

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

Calculation of Interest Coverage Ratio and Adjusted Interest Coverage Ratio

	For the twelve months ended September 30
(in millions, except for ratios)	2017	2016
EBIT	$2,877	$2,558
Adjusted EBIT	2,703	2,545
Net interest expense	473	477
Interest coverage ratio	6.1	5.4
Adjusted interest coverage ratio	5.7	5.3

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

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2017	2016
Long-term debt including long term debt maturing within one year as at September 30	$8,133	$8,879
Less:
Pension plans in deficit	(266)	(292)
Net present value of operating leases(1)	(284)	(352)
Cash and cash equivalents	142	103
Adjusted net debt as at September 30	$8,541	$9,420
(1) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2017	2016
Adjusted net debt as at September 30	$8,541	$9,420
Adjusted EBITDA for the twelve months ended September 30	3,222	3,152
Adjusted net debt to Adjusted EBITDA ratio	2.7	3.0

Off-Balance Sheet Arrangements

Guarantees

At September 30, 2017, the Company had residual value guarantees on operating lease commitments of $15 million, compared to $19 million at December 31, 2016. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at September 30, 2017, the fair value of these guarantees recognized as a liability was $11 million, compared to $5 million at December 31, 2016.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements, as at September 30, 2017.

Payments due by period (in millions)	Total	2017	2018 & 2019	2020 & 2021	2022 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$11,322	$90	$833	$752	$9,647
Long-term debt	8,067	7	1,199	414	6,447
Capital leases	158	7	9	11	131
Operating lease(1)	369	24	124	80	141
Supplier purchase	1,914	135	1,050	170	559
Other long-term liabilities(2)	472	26	108	102	236
Total contractual commitments	$22,302	$289	$3,323	$1,529	$17,161
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $15 million are not included in the minimum payments shown above. Where management believes that CP will be required to make payments under these residual value guarantees, the fair value of these guarantees as at September 30, 2017 of $6 million has been recognized as a liability.
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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at September 30, 2017.

Payments due by period (in millions)	Total	2017	2018 & 2019	2020 & 2021
Certain other financial commitments
Letters of credit	$314	$314	$—	$—
Capital commitments	316	181	122	13
Total certain other financial commitments	$630	$495	$122	$13

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

Pensions and Other Benefits

Pension Liabilities and Pension Assets

The Company included pension benefit liabilities of $256 million in "Pension and other benefit liabilities" (December 31, 2016 - $263 million) and $10 million (December 31, 2016 -$10 million) in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets at September 30, 2017. The Company also included post-retirement benefits accruals of $381 million (December 31, 2016 - $383 million) in "Pension and other benefit liabilities" and $21 million (December 31, 2016 - $21 million) in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets as at September 30, 2017.

The Company included pension benefit assets of $1,356 million in "Pension assets" on the Company’s Interim Consolidated Balance Sheets as at September 30, 2017, compared to $1,070 million as at December 31, 2016.

Pension Plan Contributions

The Company made contributions of $11 million to the defined benefit pension plans in the third quarter of 2017, compared with $4 million in the same period of 2016. In the first nine months of 2017, the Company made contributions of $35 million to the defined benefit pension plans, compared with $38 million in the same period of 2016. The Company’s main Canadian defined benefit pension plan accounts for 96% of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010 and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,281 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2016, leaving $469 million of the voluntary prepayments still available at September 30, 2017 to reduce CP’s pension funding requirements in the remainder of 2017 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will apply $42 million of the remaining voluntary prepayments against its 2017 pension funding requirements.

CP estimates its aggregate pension contributions, including its defined benefit and defined contribution plans, to be in the range of $50 million to $60 million in 2017, and in the range of $30 million to $80 million per year from 2018 to 2020. These estimates reflect the Company’s current intentions with respect to the rate at which CP will apply the remaining voluntary prepayments against contribution requirements in the next few years.

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

Property, Plant and Equipment

The Company follows the group depreciation method under which a single depreciation rate is applied to the total cost in a particular class of property, despite differences in the service life or salvage value of individual properties within the same class. CP performs depreciation studies of each property asset class approximately every three years to update depreciation rates. The studies are conducted by third-party specialists and analyzed and reviewed by the Company's management. Depreciation studies for U.S. assets are reviewed and approved by the Surface Transportation Board (“STB”). Depreciation studies for Canadian assets are provided to the Canadian Transportation Agency (the "Agency"), but the Agency does not approve depreciation rates. In determining appropriate depreciation rates, management is required to make judgements and assumptions about a variety of key factors that are subject to future variability due to inherent uncertainties. These include the following:

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

Deferred Income Taxes

A deferred income tax expense of $77 million was included in "Income tax expense" for the third quarter of 2017 compared to $50 million for the same period of 2016. For the first nine months of 2017, deferred income tax expense of $168 million was included in "Income tax expense" compared to $233 million the same period of 2016.

The increase in deferred income tax expense in the third quarter of 2017 was primarily due to a change in the estimated timing of recognition of certain temporary differences that correspondingly decreased current tax expense, and the $3 million tax expense in the third quarter on the revaluation of the deferred income tax balances as at January 1, 2017 for the increase to the Illinois state income tax rate.

The decrease in deferred income tax expense for the nine months ended September 30, 2017 was primarily due to a change in the estimated timing of recognition of certain temporary differences that correspondingly increased current tax expense, the deferred income tax recovery of $17 million in the second quarter partially offset by the $3 million tax expense in the third quarter on the revaluation of the deferred income tax balances as at January 1, 2017 for the decrease to the Saskatchewan provincial corporate income tax rate and the increase to the Illinois state income tax rate, respectively.

At September 30, 2017, deferred income tax liabilities of $3,695 million were recorded as a long-term liability and are composed largely of temporary differences related to accounting for properties, compared to $3,571 million as at December 31, 2016.

Legal and Personal Injury Liabilities

Provisions for incidents, claims and litigation charged to income, which were included in "Purchased services and other expense", amounted to $24 million in the third quarter of 2017 compared with $14 million included in "Purchased services and other expense" and $25 million in "Other charges", totalling $39 million for the same period of 2016. For the first nine months of 2017, these provisions amounted to $64 million compared with $72 million for the same period of 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three and nine months ended September 30, 2017 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2016 Annual Report on Form 10-K other than foreign exchange risk and share price impact on stock-based compensation discussed below:

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

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at September 30, 2017, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated U.S. dollar-denominated long-term debt causes additional impacts on earnings in Other income and charges. For further information, please refer to Item 8. Financial Statements and Supplementary Data, Note 17 Financial Instruments, in CP's 2016 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.4 million to $0.5 million based on information available at September 30, 2017. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Share based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2017, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 13 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2016 Annual Report on Form 10-K other than the governmental legislation and regulation risk factor discussed below:

The Company is subject to significant governmental legislation and regulation over commercial, operating and environmental matters. The Company’s railway operations are subject to extensive federal laws, regulations and rules in both Canada and the U.S. Operations are subject to economic and safety regulations in Canada primarily by the Agency and Transport Canada. The Company’s U.S. operations are subject to economic and safety regulation by the Surface Transportation Board ("STB") and the Federal Railroad Administration ("FRA"). Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental and other matters. Additional economic regulation of the rail industry by these regulators or the Canadian and U.S. legislatures, whether under new or existing laws, including Bill C-49, if passed, which is described under the heading "Previous Developments" in Part I of this Quarterly Report on Form 10-Q, could have a significant negative impact on the Company’s ability to determine prices for rail services and result in a material adverse effect in the future on the Company’s financial position, results of operations, and liquidity in a particular year or quarter. This potential material adverse effect could also result in reduced capital spending on the Company’s rail network or in abandonment of lines.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

On May 10, 2017, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 4,384,062 of its Common Shares, which received Toronto Stock Exchange ("TSX") approval on May 10, 2017. The NCIB commenced on May 15, 2017 and will expire on May 14, 2018. During the third quarter of 2017, CP repurchased 1.1 million Common Shares in total for $225 million at a weighted average price of $196.46. The following table presents Common Shares repurchased during each month for the third quarter of 2017.

2017	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	528,500	193.73	528,500	3,172,662
August 1 to August 31	521,200	191.46	521,200	2,651,462
September 1 to September 30	95,700	193.20	95,700	2,555,762
Ending Balance	1,145,400	196.46	1,145,400	N/A
(1) Includes brokerage fees.

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

31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and first nine months ended September 30, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the third quarters and nine months ended September 30, 2017 and 2016; (iii) the Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the third quarters and first nine months ended September 30, 2017 and 2016; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first nine months ended September 30, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement
**Filed with this Statement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ NADEEM VELANI
Nadeem Velani
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

Dated: October 17, 2017