Form 10-Q
period 2018-03-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2018-04-19
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 16, 2018, there were 143,074,798 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2018	2017
Revenues
Freight	$1,625	$1,563
Non-freight	37	40
Total revenues	1,662	1,603
Operating expenses
Compensation and benefits (Note 2,10 and 11)	374	300
Fuel	215	170
Materials	55	49
Equipment rents	33	36
Depreciation and amortization	170	166
Purchased services and other	275	278
Total operating expenses	1,122	999

Operating income	540	604
Less:
Other income and charges (Note 5)	51	(28)
Other components of net periodic benefit recovery (Note 2 and 11)	(96)	(67)
Net interest expense	115	120
Income before income tax expense	470	579
Income tax expense (Note 6)	122	148
Net income	$348	$431

Earnings per share (Note 7)
Basic earnings per share	$2.41	$2.94
Diluted earnings per share	$2.41	$2.93

Weighted-average number of shares (millions) (Note 7)
Basic	144.4	146.5
Diluted	144.8	147.1

Dividends declared per share	$0.5625	$0.5000
Certain of the comparative figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2018	2017
Net income	$348	$431
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(20)	5
Change in derivatives designated as cash flow hedges	21	5
Change in pension and post-retirement defined benefit plans	29	38
Other comprehensive income before income taxes	30	48
Income tax recovery (expense) on above items	6	(18)
Other comprehensive income (Note 4)	36	30
Comprehensive income	$384	$461
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2018	2017
Assets
Current assets
Cash and cash equivalents	$125	$338
Accounts receivable, net	699	687
Materials and supplies	154	152
Other current assets	139	97
	1,117	1,274
Investments	186	182
Properties	17,234	17,016
Goodwill and intangible assets	192	187
Pension asset	1,507	1,407
Other assets	82	69
Total assets	$20,318	$20,135
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,183	$1,238
Long-term debt maturing within one year (Note 9)	756	746
	1,939	1,984
Pension and other benefit liabilities	749	749
Other long-term liabilities	205	231
Long-term debt (Note 9)	7,601	7,413
Deferred income taxes	3,390	3,321
Total liabilities	13,884	13,698
Shareholders’ equity
Share capital	2,022	2,032
Additional paid-in capital	45	43
Accumulated other comprehensive loss (Note 4)	(1,705)	(1,741)
Retained earnings	6,072	6,103
	6,434	6,437
Total liabilities and shareholders’ equity	$20,318	$20,135
Contingencies (Note 12)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2018	2017
Operating activities
Net income	$348	$431
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	170	166
Deferred income taxes (Note 6)	41	67
Pension recovery and funding (Note 11)	(72)	(60)
Foreign exchange loss (gain) on long-term debt (Note 5)	49	(28)
Other operating activities, net	(21)	(85)
Change in non-cash working capital balances related to operations	(118)	(180)
Cash provided by operating activities	397	311
Investing activities
Additions to properties	(241)	(230)
Proceeds from sale of properties and other assets	4	3
Other	(1)	5
Cash used in investing activities	(238)	(222)
Financing activities
Dividends paid	(82)	(73)
Issuance of CP Common Shares	8	28
Purchase of CP Common Shares (Note 8)	(298)	—
Repayment of long-term debt, excluding commercial paper	(5)	(5)
Cash used in financing activities	(377)	(50)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	5	(2)
Cash position
(Decrease) increase in cash and cash equivalents	(213)	37
Cash and cash equivalents at beginning of period	338	164
Cash and cash equivalents at end of period	$125	$201

Supplemental disclosures of cash flow information:
Income taxes paid	$104	$170
Interest paid	$143	$150
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2018	144.9	$2,032	$43	$(1,741)	$6,103	$6,437
Net income	—	—	—	—	348	348
Other comprehensive income (Note 4)	—	—	—	36	—	36
Dividends declared	—	—	—	—	(81)	(81)
Effect of stock-based compensation expense	—	—	4	—	—	4
CP Common Shares repurchased (Note 8)	(1.3)	(20)	—	—	(298)	(318)
Shares issued under stock option plan	0.1	10	(2)	—	—	8
Balance at March 31, 2018	143.7	$2,022	$45	$(1,705)	$6,072	$6,434
Balance at January 1, 2017	146.3	$2,002	$52	$(1,799)	$4,371	$4,626
Net income	—	—	—	—	431	431
Other comprehensive income (Note 4)	—	—	—	30	—	30
Dividends declared	—	—	—	—	(73)	(73)
Effect of stock-based compensation expense	—	—	(3)	—	—	(3)
Shares issued under stock option plan	0.4	34	(7)	—	—	27
Balance at March 31, 2017	146.7	$2,036	$42	$(1,769)	$4,729	$5,038
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

1    Basis of presentation

These unaudited interim consolidated financial statements of Canadian Pacific Railway Limited (“CP”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2017 annual consolidated financial statements and notes included in CP's 2017 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing the 2017 annual consolidated financial statements, except for the newly adopted accounting policies discussed in Note 2.

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
2    Accounting changes

Implemented in 2018

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the new Accounting Standards Update ("ASU") 2014-09, issued by the Financial Accounting Standards Board ("FASB"), and all related amendments under FASB Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any adjustment to the opening balance of retained earnings upon adoption of ASC Topic 606. The Company expects the impact of adoption of this new standard to be immaterial to the Company’s net income on an ongoing basis.
Compensation - Retirement Benefits

On January 1, 2018, the Company adopted the changes required under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost under FASB ASC Topic 715, Retirement Benefits as issued by the FASB in March 2017. In accordance with the ASU, beginning on January 1, 2018, the Company reports the current service cost component of net periodic benefit cost in Compensation and benefits on the Company’s Consolidated Statements of Income, and reports the Other components of net periodic benefit cost as a separate item outside of Operating income on the Company’s Consolidated Statements of Income. The Company has applied these changes in presentation retrospectively, which resulted in a decrease in Operating income of $67 million for the three months ended March 31, 2017.

These changes in presentation do not result in any changes to net income or earnings per share. Details of the components of net periodic benefit costs are provided in Note 11 Pensions and other benefits.

The ASU also prospectively restricts capitalization of net periodic benefit costs to the current service cost component when applicable. This restriction has no impact on the Company’s operating income or amounts capitalized because the Company has and continues to only capitalize an appropriate portion of current service cost for self-constructed properties.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, under FASB ASC Topic 815, Derivatives and Hedging. This improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These amendments also make targeted improvements to simplify the application of the hedge accounting guidance in GAAP. The amendments require the entire change in the fair value of the hedging instrument to be recorded in Other comprehensive income for effective cash flow hedges. Consequently, any ineffective portion of the change in fair value will no longer be recorded to the Consolidated Statement of Income as it arises. While the amendments are effective for public entities beginning on January 1, 2019, early adoption is permitted and the Company early adopted this ASU effective January 1, 2018. Entities are required to apply the amendments in this update to hedging relationships existing on the date of adoption, reflected as a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. Other amendments to presentation and disclosure are applied prospectively. No significant cumulative-effect adjustment was required.

Accumulated Other Comprehensive Income - Reclassification

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income under FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. The current standard ASC Topic 740, Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in Accumulated other comprehensive income ("AOCI") that were originally recognized in Other comprehensive income, subsequently creating stranded tax effects. This ASU allows a reclassification from AOCI to Retained earnings for stranded tax effects specifically resulting from the U.S. federal government's recently enacted tax bill, the Tax Cuts and Jobs Act. The amendments are effective for public entities beginning on January 1, 2019 and early adoption is permitted. Entities are required to apply these amendments either in the period of adoption or retrospectively to each period in which the effect of the change in tax rate from the Tax Cuts and Jobs Act was recognized. The Company early adopted this ASU effective January 1, 2018, electing not to change AOCI or Retained earnings on the Company's Interim Consolidated Financial Statements or disclosure.

Future changes

Leases

In February 2016, the FASB issued ASU 2016-02, Leases under FASB ASC Topic 842, Leases which will supersede the lease recognition and measurement requirements in Topic 840, Leases. This new standard requires recognition of right-of-use assets and lease liabilities by lessees for those leases classified as finance and operating leases with a maximum term exceeding 12 months. For CP this new standard will be effective for interim and annual periods commencing January 1, 2019. Current transitional guidance requires entities to use a modified retrospective approach to adopt this new standard. The Company has a detailed plan to implement the new standard and, through a cross functional team, is assessing contractual arrangements that may qualify as leases under the new standard. CP is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes. CP's cross functional team and the vendor finalized system requirements and developed work flows and testing scenarios that will permit system implementation and parallel testing later in 2018 for CP's lease system solution. The cross-functional team is assessing policy choices, permitted under the new standard, that can facilitate transition. The impact of the new standard will be a material increase to right of use assets and lease liabilities on the consolidated balance sheet, primarily, as a result of operating leases currently not recognized on the balance sheet. The Company does not anticipate a material impact to Net income as a result of the adoption of this new standard and is currently evaluating disclosure requirements.

3    Revenues

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. Government imposed taxes that the Company collects concurrent with revenue generating activities are excluded from revenue. In the normal course of business the Company does not generate any material revenue through acting as an agent for other entities.
The following is a description of primary activities from which the Company generates revenue.
Freight revenues
The Company provides rail freight transportation services to a wide variety of customers and transports bulk commodities, merchandise freight and intermodal traffic. The Company signs master service agreements with customers that dictate future services the Company is to perform for a customer at the time a bill of lading or service request is received. Each bill of lading or service request represents a separate distinct performance obligation that the Company is obligated to satisfy. The transaction price is generally in the form of a fixed fee determined at the inception of the bill of lading or service request. The Company allocates the transaction price to each distinct performance obligation based on the estimated standalone selling price for each performance obligation. As each bill of lading or service request represents a separate distinct performance obligation, the estimated standalone selling price is assessed at an observable price which is fair market value. Certain customer agreements include variable consideration in the form of rebates, discounts, or incentives. The expected value method is used to estimate variable consideration and is allocated to the applicable performance obligation and is recognized when the related performance obligation is satisfied. Additionally, the Company offers published rates for services through public tariff agreements in which a customer can request service, triggering a performance obligation the Company must satisfy. In accordance with ASC Topic 606, railway freight revenues continue to be recognized over time as services are provided based on the percentage of completed service method. Volume rebates to customers are accrued as a reduction of freight revenues based on estimated volumes and contract terms as freight service is provided. Freight revenues also include certain ancillary and other services provided in association with the performance of rail freight movements. Revenues from these activities are not material and therefore have been aggregated with the freight revenues from customer contracts with which they are associated.
Non-freight revenues
In accordance with ASC Topic 606, non-freight revenues, including passenger revenues, switching fees, and revenues from logistic services, continue to be recognized at the point in time the services are provided or when the performance obligations are satisfied. Non-freight revenues also include leasing revenues.

Disaggregation of revenue
The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2018	2017(1)
Freight
Grain	$357	$393
Coal	151	148
Potash	112	98
Fertilizers and sulphur	61	59
Forest products	66	67
Energy, chemicals and plastics	257	227
Metals, minerals, and consumer products	183	170
Automotive	71	76
Intermodal	367	325
Total freight revenues	1,625	1,563
Non-freight excluding leasing revenues	23	28
Revenues from contracts with customers	1,648	1,591
Leasing revenues	14	12
Total revenues	$1,662	$1,603
(1) Prior period amounts have not been adjusted under the modified retrospective method.
Satisfying performance obligations
Payment by customers is due upon satisfaction of performance obligations. Payment terms are such that amounts outstanding at the period end are expected to be collected within one reporting period. The Company invoices customers at the time the bill of lading or service request is processed and therefore the Company has no material unbilled receivables and no contract assets. All performance obligations not fully satisfied at period end are expected to be satisfied within the reporting period immediately following.
4    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2018	$109	$(89)	$(1,761)	$(1,741)
Other comprehensive income before reclassifications	—	13	(1)	12
Amounts reclassified from accumulated other comprehensive loss	—	2	22	24
Net current-period other comprehensive income	—	15	21	36
Closing balance, March 31, 2018	$109	$(74)	$(1,740)	$(1,705)
Opening balance, January 1, 2017	$127	$(104)	$(1,822)	$(1,799)
Other comprehensive (loss) income before reclassifications	(2)	2	—	—
Amounts reclassified from accumulated other comprehensive loss	—	2	28	30
Net current-period other comprehensive (loss) income	(2)	4	28	30
Closing balance, March 31, 2017	$125	$(100)	$(1,794)	$(1,769)
(1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	2018	2017
Amortization of prior service costs(1)	$(1)	$(1)
Recognition of net actuarial loss(1)	30	39
Total before income tax	29	38
Income tax recovery	(7)	(10)
Net of income tax	$22	$28
(1) Impacts Other components of net periodic benefit recovery on the Interim Consolidated Statements of Income.
5    Other income and charges

	For the three months ended March 31
(in millions of Canadian dollars)	2018	2017
Foreign exchange loss (gain) on long-term debt	$49	$(28)
Other foreign exchange gains	(1)	(1)
Other	3	1
Total other income and charges	$51	$(28)

6    Income taxes

	For the three months ended March 31
(in millions of Canadian dollars)	2018	2017
Current income tax expense	$81	$81
Deferred income tax expense	41	67
Income tax expense	$122	$148

The effective tax rate in the first quarter was 25.92%, compared to 25.60% for the same period in 2017.

For the three months ended March 31, 2018, the effective tax rate excluding the discrete item of the foreign exchange loss of $49 million on the Company's U.S. dollar-denominated debt was 24.75%.

For the three months ended March 31, 2017, the effective tax rate excluding the discrete items of the management transition recovery of $51 million related to the retirement of the Company's Chief Executive Officer and the foreign exchange gain of $28 million on the Company's U.S. dollar-denominated debt, was 26.50%.

7    Earnings per share

At March 31, 2018, the number of shares outstanding was 143.7 million (March 31, 2017 - 146.7 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period.

The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended March 31
(in millions)	2018	2017
Weighted-average basic shares outstanding	144.4	146.5
Dilutive effect of stock options	0.4	0.6
Weighted-average diluted shares outstanding	144.8	147.1

For the three months ended March 31, 2018, there were 0.2 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2017 - 0.5 million).

8    Shareholders' equity

On May 10, 2017, the Company announced a new normal course issuer bid ("NCIB"), commencing May 15, 2017, to purchase up to 4.38 million Common Shares for cancellation before May 14, 2018. As at March 31, 2018, the Company had purchased 3.3 million Common Shares for $699 million under this NCIB program.

All purchases are made in accordance with the NCIB at prevalent market prices plus brokerage fees, or such other prices that may be permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to retained earnings.

The following table provides activities under the share repurchase program:

	For the three months ended March 31
	2018	2017
Number of Common Shares repurchased(1)	1,435,700	—
Weighted-average price per share(2)	$221.76	$—
Amount of repurchase (in millions)(2)	$318	$—
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

When possible, the estimated fair value is based on quoted market prices and, if not available, it is based on estimates from third party brokers. For non-exchange traded derivatives classified in Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, foreign exchange ("FX") and commodity) and volatility, depending on the type of derivative and nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value. All derivatives and long-term debt are classified as Level 2.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt:

(in millions of Canadian dollars)	March 31, 2018	December 31, 2017
Long-term debt (including current maturities):
Fair value	$9,598	$9,680
Carrying value	8,357	8,159

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive income” for the three months ended March 31, 2018 was an unrealized FX loss of $151 million (three months ended March 31, 2017 - unrealized FX gain of $46 million).

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

Forward starting swaps

As at March 31, 2018, the Company had forward starting floating-to-fixed interest rate swap agreements (“forward starting swaps”) totaling a notional amount of U.S. $500 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes (December 31, 2017 - U.S. $500 million). The change in fair value on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the highly probable forecasted notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” are reclassified to “Net interest expense”.

As at March 31, 2018, the total fair value loss of $36 million (December 31, 2017 - fair value loss of $55 million) derived from the forward starting swaps was included in “Accounts payable and accrued liabilities”. Changes in fair value from the forward starting swaps for the three months ended March 31, 2018 was a gain of $19 million (three months ended March 31, 2017 - gain of $2 million) and is recorded in “Other comprehensive income”. For the three months ended March 31, 2018, a loss of $3 million related to previous forward starting swap hedges has been amortized to “Net interest expense” (three months ended March 31, 2017 - loss of $3 million). The Company expects that during the next twelve months, an additional $11 million of losses will be amortized to “Net interest expense”.

10    Stock-based compensation

At March 31, 2018, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2018 of $14 million (three months ended March 31, 2017 - recovery of $12 million).

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

Stock option plan

In the three months ended March 31, 2018, under CP’s stock option plans, the Company issued 169,968 regular options at the weighted average price of $231.59 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these regular options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at the grant date was approximately $9 million. The weighted average fair value assumptions were approximately:

For the three months ended March 31, 2018
Grant price	$231.59
Expected option life (years)(1)	5.00
Risk-free interest rate(2)	2.23%
Expected stock price volatility(3)	25.06%
Expected annual dividends per share(4)	$2.2500
Expected forfeiture rate(5)	4.5%
Weighted-average grant date fair value per option granted during the period	$54.09

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

Performance share unit plan

In the three months ended March 31, 2018, the Company issued 123,798 PSUs with a grant date fair value of approximately $29 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). Grant recipients who are eligible to retire and have provided six months of service during the performance period are entitled to the full award. The fair value of PSUs is measured periodically until settlement, using a lattice-based valuation model.

The performance period for PSUs issued in the three months ended March 31, 2018 is January 1, 2018 to December 31, 2020. The performance factors for these PSUs are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX Capped Industrial index, and TSR compared to S&P 1500 Road and Rail index.

The performance period for the PSUs issued in 2015 was January 1, 2015 to December 31, 2017. The performance factors for these PSUs were Operating Ratio, ROIC, TSR compared to the S&P/TSX 60 index and TSR compared to Class I railways. The resulting payout was 160% of the Company's average share price that was calculated using the last 30 trading days preceding December 31, 2017. In the first quarter of 2018, payouts occurred on the total outstanding awards, including dividends reinvested totalling $30 million on 82,800 outstanding awards.

Deferred share unit plan

In the three months ended March 31, 2018, the Company granted 7,314 DSUs with a grant date fair value of approximately $2 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

11    Pension and other benefits

In the three months ended March 31, 2018, the Company made net contributions of $1 million (three months ended March 31, 2017 - $12 million), to its defined benefit pension plans, which is net of a $10 million refund of plan surplus (three months ended March 31, 2017 - $nil). Net periodic benefit costs for defined benefit pension plans and other benefits recognized in the three months ended March 31, 2018 included the following components:

	For the three months ended March 31
	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Current service cost (benefits earned by employees)	$30	$25	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	110	113	4	5
Expected return on fund assets	(239)	(223)	—	—
Recognized net actuarial loss	29	38	1	1
Amortization of prior service costs	(1)	(1)	—	—
Total other components of net periodic benefit (recovery) cost	$(101)	$(73)	$5	$6
Net periodic benefit (recovery) cost	$(71)	$(48)	$8	$9

12    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2018 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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

A number of legal proceedings, set out below, were commenced after the derailment in Canada and/or in the U.S. against CP and others:

(1)
Québec's Minister of Sustainable Development, Environment, Wildlife and Parks (the "Minister") ordered various parties, including CP, to clean up the derailment site (the “Cleanup Order”). CP appealed the Cleanup Order to the Administrative Tribunal of Québec (the “TAQ”). The Minister subsequently served a Notice of Claim seeking $95 million for compensation spent on cleanup. CP filed a contestation of the Notice of Claim with the TAQ (the “TAQ Proceeding”). CP and the Minister agreed to stay the TAQ Proceedings pending the outcome of the Province of Québec's action, described in item (2) below.

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

(7)
The Trustee (the “WD Trustee”) for the wrongful death trust (the “WD Trust”), as defined and established by the Estate Representative under the Plans, asserts Carmack Amendment claims against CP in North Dakota federal court (the “Carmack Claims”). The WD Trustee seeks to recover approximately $6 million for damaged rail cars, and the settlement amounts the consignor and the consignee paid to the bankruptcy estates, alleged to be $110 million and $60 million, respectively. On CP’s motion, the federal court in North Dakota dismissed the Carmack Claims. The WD Trustee appealed the dismissal decision. The court in the appeal has reserved judgment.

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

The expense included in “Purchased services and other” for the three months ended March 31, 2018 was $1 million (three months ended March 31, 2017 - $1 million). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at March 31, 2018 was $80 million (December 31, 2017 - $78 million). Payments are expected to be made over 10 years through 2027.

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

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,155	$470	$—	$1,625
Non-freight	—	27	89	(79)	37
Total revenues	—	1,182	559	(79)	1,662
Operating expenses
Compensation and benefits	—	257	115	2	374
Fuel	—	168	47	—	215
Materials	—	35	15	5	55
Equipment rents	—	31	2	—	33
Depreciation and amortization	—	104	66	—	170
Purchased services and other	—	218	143	(86)	275
Total operating expenses	—	813	388	(79)	1,122
Operating income	—	369	171	—	540
Less:
Other income and charges	6	48	(3)	—	51
Other components of net periodic benefit recovery	—	(96)	—	—	(96)
Net interest expense (income)	8	114	(7)	—	115
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(14)	303	181	—	470
Less: Income tax expense	—	86	36	—	122
Add: Equity in net earnings of subsidiaries	362	145	—	(507)	—
Net income	$348	$362	$145	$(507)	$348

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,089	$474	$—	$1,563
Non-freight	—	32	93	(85)	40
Total revenues	—	1,121	567	(85)	1,603
Operating expenses
Compensation and benefits	—	191	108	1	300
Fuel	—	132	38	—	170
Materials	—	34	9	6	49
Equipment rents	—	36	—	—	36
Depreciation and amortization	—	109	57	—	166
Purchased services and other	—	208	162	(92)	278
Total operating expenses	—	710	374	(85)	999
Operating income	—	411	193	—	604
Less:
Other income and charges	(20)	(7)	(1)	—	(28)
Other components of net periodic benefit recovery	—	(67)	—	—	(67)
Net interest expense (income)	2	125	(7)	—	120
Income before income tax expense and equity in net earnings of subsidiaries	18	360	201	—	579
Less: Income tax expense	1	98	49	—	148
Add: Equity in net earnings of subsidiaries	414	152	—	(566)	—
Net income	$431	$414	$152	$(566)	$431

Certain of the comparative figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$348	$362	$145	$(507)	$348
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(150)	130	—	(20)
Change in derivatives designated as cash flow hedges	—	21	—	—	21
Change in pension and post-retirement defined benefit plans	—	28	1	—	29
Other comprehensive (loss) income before income taxes	—	(101)	131	—	30
Income tax recovery on above items	—	6	—	—	6
Equity accounted investments	36	131	—	(167)	—
Other comprehensive income	36	36	131	(167)	36
Comprehensive income	$384	$398	$276	$(674)	$384

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$431	$414	$152	$(566)	$431
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	45	(40)	—	5
Change in derivatives designated as cash flow hedges	—	5	—	—	5
Change in pension and post-retirement defined benefit plans	—	36	2	—	38
Other comprehensive income (loss) before income taxes	—	86	(38)	—	48
Income tax expense on above items	—	(17)	(1)	—	(18)
Equity accounted investments	30	(39)	—	9	—
Other comprehensive income (loss)	30	30	(39)	9	30
Comprehensive income	$461	$444	$113	$(557)	$461

Interim Condensed Consolidating Balance Sheets
As at March 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$43	$82	$—	$125
Accounts receivable, net	—	525	174	—	699
Accounts receivable, inter-company	104	149	205	(458)	—
Short-term advances to affiliates	—	1,313	4,805	(6,118)	—
Materials and supplies	—	121	33	—	154
Other current assets	—	80	143	(84)	139
	104	2,231	5,442	(6,660)	1,117
Long-term advances to affiliates	1,090	—	88	(1,178)	—
Investments	—	27	159	—	186
Investments in subsidiaries	10,944	11,862	—	(22,806)	—
Properties	—	9,016	8,218	—	17,234
Goodwill and intangible assets	—	—	192	—	192
Pension asset	—	1,507	—	—	1,507
Other assets	—	73	9	—	82
Deferred income taxes	4	—	—	(4)	—
Total assets	$12,142	$24,716	$14,108	$(30,648)	$20,318
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$102	$886	$279	$(84)	$1,183
Accounts payable, inter-company	4	305	149	(458)	—
Short-term advances from affiliates	5,602	508	8	(6,118)	—
Long-term debt maturing within one year	—	756	—	—	756
	5,708	2,455	436	(6,660)	1,939
Pension and other benefit liabilities	—	670	79	—	749
Long-term advances from affiliates	—	1,178	—	(1,178)	—
Other long-term liabilities	—	93	112	—	205
Long-term debt	—	7,549	52	—	7,601
Deferred income taxes	—	1,827	1,567	(4)	3,390
Total liabilities	5,708	13,772	2,246	(7,842)	13,884
Shareholders’ equity
Share capital	2,022	1,038	6,307	(7,345)	2,022
Additional paid-in capital	45	1,648	261	(1,909)	45
Accumulated other comprehensive (loss) income	(1,705)	(1,705)	547	1,158	(1,705)
Retained earnings	6,072	9,963	4,747	(14,710)	6,072
	6,434	10,944	11,862	(22,806)	6,434
Total liabilities and shareholders’ equity	$12,142	$24,716	$14,108	$(30,648)	$20,318

Condensed Consolidating Balance Sheets
As at December 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$241	$97	$—	$338
Accounts receivable, net	—	508	179	—	687
Accounts receivable, inter-company	97	153	215	(465)	—
Short-term advances to affiliates	500	1,004	4,996	(6,500)	—
Materials and supplies	—	120	32	—	152
Other current assets	—	31	66	—	97
	597	2,057	5,585	(6,965)	1,274
Long-term advances to affiliates	590	—	410	(1,000)	—
Investments	—	27	155	—	182
Investments in subsidiaries	10,623	12,122	—	(22,745)	—
Properties	—	8,982	8,034	—	17,016
Goodwill and intangible assets	—	—	187	—	187
Pension asset	—	1,407	—	—	1,407
Other assets	—	56	13	—	69
Deferred income taxes	3	—	—	(3)	—
Total assets	$11,813	$24,651	$14,384	$(30,713)	$20,135
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$82	$844	$312	$—	$1,238
Accounts payable, inter-company	3	309	153	(465)	—
Short-term advances from affiliates	5,291	1,185	24	(6,500)	—
Long-term debt maturing within one year	—	746	—	—	746
	5,376	3,084	489	(6,965)	1,984
Pension and other benefit liabilities	—	672	77	—	749
Long-term advances from affiliates	—	1,000	—	(1,000)	—
Other long-term liabilities	—	108	123	—	231
Long-term debt	—	7,362	51	—	7,413
Deferred income taxes	—	1,802	1,522	(3)	3,321
Total liabilities	5,376	14,028	2,262	(7,968)	13,698
Shareholders’ equity
Share capital	2,032	1,037	6,730	(7,767)	2,032
Additional paid-in capital	43	1,643	259	(1,902)	43
Accumulated other comprehensive (loss) income	(1,741)	(1,742)	417	1,325	(1,741)
Retained earnings	6,103	9,685	4,716	(14,401)	6,103
	6,437	10,623	12,122	(22,745)	6,437
Total liabilities and shareholders’ equity	$11,813	$24,651	$14,384	$(30,713)	$20,135

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$65	$392	$135	$(195)	$397
Investing activities
Additions to properties	—	(122)	(119)	—	(241)
Proceeds from sale of properties and other assets	—	3	1	—	4
Advances to affiliates	—	(307)	—	307	—
Repayment of advances to affiliates	—	—	502	(502)	—
Repurchase of share capital from affiliates	—	423	—	(423)	—
Other	—	—	(1)	—	(1)
Cash (used in) provided by investing activities	—	(3)	383	(618)	(238)
Financing activities
Dividends paid	(82)	(82)	(113)	195	(82)
Return of share capital to affiliates	—	—	(423)	423	—
Issuance of CP Common Shares	8	—	—	—	8
Purchase of CP Common Shares	(298)	—	—	—	(298)
Repayment of long-term debt, excluding commercial paper	—	(5)	—	—	(5)
Advances from affiliates	307	—	—	(307)	—
Repayment of advances from affiliates	—	(502)	—	502	—
Cash used in financing activities	(65)	(589)	(536)	813	(377)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	2	3	—	5
Cash position
Decrease in cash and cash equivalents	—	(198)	(15)	—	(213)
Cash and cash equivalents at beginning of period	—	241	97	—	338
Cash and cash equivalents at end of period	$—	$43	$82	$—	$125

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$63	$85	$264	$(101)	$311
Investing activities
Additions to properties	—	(109)	(121)	—	(230)
Proceeds from sale of properties and other assets	—	1	2	—	3
Advances to affiliates	(152)	—	(134)	286	—
Capital contributions to affiliates	—	(68)	—	68	—
Other	—	5	—	—	5
Cash used in investing activities	(152)	(171)	(253)	354	(222)
Financing activities
Dividends paid	(73)	(73)	(28)	101	(73)
Issuance of share capital	—	—	68	(68)	—
Issuance of CP Common Shares	28	—	—	—	28
Repayment of long-term debt, excluding commercial paper	—	(5)	—	—	(5)
Advances from affiliates	134	149	3	(286)	—
Cash provided by (used in) financing activities	89	71	43	(253)	(50)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(2)	—	—	(2)
Cash position
(Decrease) increase in cash and cash equivalents	—	(17)	54	—	37
Cash and cash equivalents at beginning of period	—	100	64	—	164
Cash and cash equivalents at end of period	$—	$83	$118	$—	$201

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three months ended March 31, 2018 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2017 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

For purposes of this report, all references herein to “CP”, “the Company”, “we”, “our” and “us” refer to CPRL, CPRL and its subsidiaries, CPRL and one or more of its subsidiaries, or one or more of CPRL's subsidiaries, as the context may require.

In the first quarter of 2018, the comparative figures contained in or derived from the Consolidated Statement of Income were restated to reflect the adoption of the new Accounting Standards Update ("ASU") ASU 2017-07 for presentation of net periodic benefit recovery. These changes in presentation do not result in any changes to net income or earnings per share. For further information, refer to Item 1. Financial Statements, Note 2 Accounting Changes.

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

The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits to this report.

Executive Summary

First Quarter of 2018 Results

•
Financial performance - In the first quarter of 2018, CP reported Diluted earnings per share ("EPS") of $2.41, a decrease of 18% as compared to 2017 primarily due to foreign exchange ("FX") losses on U.S. dollar-denominated debt in 2018 and a management transition recovery in 2017. Adjusted diluted EPS, which excludes these two factors, was $2.70 in the first quarter of 2018, an increase of 8% compared to last year primarily due to higher volumes.

CP reported Net income of $348 million in the first quarter of 2018, a decrease of 19% as compared to 2017, primarily due to the FX losses and the prior year transition recovery described above. Adjusted income, which excludes these two factors, was $390 million in the first quarter of 2018, an increase of 6% compared to last year primarily due to higher volumes.

CP reported an Operating ratio of 67.5% in the first quarter of 2018, a 510 basis point increase and a 190 basis points increase as compared to last year's operating ratio and adjusted operating ratio, respectively. Operating ratio was adjusted in 2017 to remove the effects of the management transition recovery. Excluding this adjustment, the increase was primarily due to additional costs caused by hasher winter operating conditions, cost inflation and higher fuel prices, partially offset by the contribution from higher volumes.

Adjusted diluted EPS, Adjusted income, and Adjusted operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Total revenues - Total revenues increased by 4% in the first quarter of 2018 to $1,662 million from $1,603 million in the same period in 2017. This increase was driven primarily by a 6% volume growth as measured in revenue ton miles ("RTMs"), partially offset by the unfavorable impact of the change in FX.

•
Operating performance - CP's average train speed decreased by 8% to 20.6 miles per hour and terminal dwell time increased by 11% to 7.9 hours as a result of harsher winter operating conditions. Average train weight increased by 4% to 8,989 tons and average train length increased by 1% to 7,229 feet, primarily driven by mix of business and productivity improvements. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Development

•
On April 18, 2018, CP received 72-hour strike notice from the Teamsters Canada Rail Conference-Train & Engine ("TCRC") and the International Brotherhood of Electrical Workers ("IBEW") of their respective plans to strike at 12:01 a.m. eastern time on April 21, 2018. CP continues to work closely with the TCRC and the IBEW to reach a negotiated settlement.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended March 31
	2018	2017(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	64,411	60,827	6
Train miles (thousands)	7,642	7,511	2
Average train weight – excluding local traffic (tons)	8,989	8,647	4
Average train length – excluding local traffic (feet)	7,229	7,143	1
Average terminal dwell (hours)	7.9	7.1	11
Average train speed (miles per hour, or "mph")	20.6	22.3	(8)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.984	1.012	(3)
Total Employees and Workforce
Total employees (average)	12,173	11,648	5
Total employees (end of period)	12,328	11,794	5
Workforce (end of period)	12,398	11,829	5
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.74	1.85	(6)
FRA train accidents per million train miles	1.07	0.85	26

(1)	Certain figures have been updated to reflect new information or have been revised to conform with current presentation.

Operations Performance

These key measures of operating performance reflect how effective CP’s management is at controlling costs and executing the
Company’s operating plan and strategy. CP continues to drive further productivity improvements in its operations, allowing the Company to deliver superior service and grow its business at low incremental cost.

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

•
A GTM is the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for the first quarter of 2018 were 64,411, an increase of 6% compared with 60,827 in the same period of 2017. This increase was primarily due to increased volumes of Intermodal, Potash, crude, and frac sand, partially offset by decreases in Grain.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles increased by 2% for the first quarter of 2018 compared to the same period of 2017. This reflects the impact of a 6% increase in workload, as measured in GTMs, partially offset by continuous improvements in train weights.

•
The average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased by 4% for the first quarter of 2018 compared to the same period of 2017. This increase was due to continuous improvements in operating plan efficiency and bulk train weights, as well as higher volumes of heavier commodities such as Potash, crude and frac sand compared to the same period in 2017. These improvements were partially offset by lower volumes of Grain moving in shorter, lighter trains due to harsher winter operating conditions.

•
The average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased by 1% for the first quarter of 2018 compared to the same period of 2017. This is a result of improvements in operating plan efficiency and increased Intermodal, Potash and export Coal volumes which move in longer trains. These improvements were partially offset by lower volumes of Grain moving in shorter trains due to harsher winter operating conditions.

•
The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell increased by 11% in the first quarter of 2018 compared to the same period of 2017. This unfavourable increase was primarily due to harsher winter operating conditions and network disruptions as compared to the same period in 2017.

•
The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customer or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed decreased by 8% in the first quarter of 2018 compared to the same period of 2017. This unfavourable decrease was primarily due to harsher winter operating conditions and network disruptions as compared to the same period in 2017.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs - freight and yard. Fuel efficiency improved by 3% in the first quarter of 2018 compared to the same period of 2017. Improvements in fuel efficiency were primarily due to increased train capacity utilization as a result of volume growth.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time or seasonal employment with CP. The average number of total employees increased by 5% in the first three months of 2018, compared to the same periods of 2017 to accommodate current and anticipated volume growth.

The workforce is defined as total employees plus contractors and consultants. The Company's total workforce as at March 31, 2018, was 12,398, an increase of 156, when compared to 12,242 as at December 31, 2017. As at March 31, 2018, the total workforce increased by 569, or 5%, compared to March 31, 2017. The increase in workforce is to accommodate current and anticipated volume growth.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.74 in the first quarter of 2018, a decrease from 1.85 in the same period of 2017.

The FRA train accidents per million train miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train miles was 1.07 in the first quarter of 2018, an increase from 0.85 in the same period of 2017.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the first quarter ended March 31, 2018 and the comparative figures in 2017. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2018	2017
Financial Performance
Revenues	$1,662	$1,603
Operating income(1)	540	604
Adjusted operating income(1)(2)	540	553
Net income	348	431
Adjusted income(2)	390	368
Basic EPS	2.41	2.94
Diluted EPS	2.41	2.93
Adjusted diluted EPS(2)	2.70	2.50
Dividends declared per share	0.5625	0.5000
Cash provided by operating activities	397	311
Free cash(2)	164	87
	As at March 31, 2018	As at December 31, 2017
Financial Position
Total assets	$20,318	$20,135
Total long-term debt, including current portion	8,357	8,159
Shareholders’ equity	6,434	6,437
	For the twelve months ended March 31
	2018	2017
Financial Ratios
Return on invested capital ("ROIC")(2)	19.5%	13.4%
Adjusted ROIC(2)	14.6%	13.7%
Operating ratio(1)(3)	67.5%	62.4%
Adjusted operating ratio(1)(2)	67.5%	65.6%

(1)	2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

(2)
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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Income

Operating income was $540 million in the first quarter of 2018, a decrease of $64 million, or 11%, from $604 million in the same period of 2017. This decrease was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	harsher winter operating conditions

•	the unfavourable impact of the change in FX of $16 million;

•	cost inflation consisting primarily of wage and benefit inflation of approximately 3%;

•	higher depreciation and amortization expense; and

•	higher defined benefit current service costs.

This decrease was partially offset by higher volumes and efficiencies generated from improved operating performance and asset utilization.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, was $540 million in the first quarter of 2018, a decrease of $13 million, or 2% from $553 million in the first quarter of 2017. This decrease reflects the same factors discussed above, except that Adjusted operating income in 2017 excludes the management transition recovery of $51 million.

Net income was $348 million in the first quarter of 2018, a decrease of $83 million, or 19%, from $431 million in the same period of 2017. This decrease was primarily due to the unfavourable impact of FX translation on U.S. dollar-denominated debt and lower Operating income. This decrease was partially offset by higher income from other components of net periodic benefit recoveries and lower income tax expense associated with lower pre-tax earnings.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $390 million in the first quarter of 2018, an increase of $22 million, or 6%, from $368 million in the same period of 2017. This increase was primarily due to higher income from other components of net periodic benefits recoveries and lower income tax expense associated with a lower effective tax rate, partially offset by lower Adjusted operating income.

Diluted Earnings per Share

Diluted earnings per share was $2.41 in the first quarter of 2018, a decrease of $0.52, or 18%, from $2.93 in the same period of 2017. This decrease was primarily due to lower Net income, partially offset by lower average outstanding shares due to the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2.70 in the first quarter of 2018, an increase of $0.20, or 8%, from $2.50 in the same period of 2017. This increase was primarily due to higher Adjusted income and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 67.5% in the first quarter of 2018, a 510 basis point increase from 62.4% in the same period of 2017. This increase was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	harsher winter operating conditions;

•	cost inflation consisting primarily of wage and benefit inflation of approximately 3%; and

•	the unfavourable impact of changes in fuel prices.

This increase was partially offset by higher volumes.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was 67.5% in the first quarter of 2018, a 190 basis point increase from 65.6% in the same period of 2017. This increase reflects the same factors discussed above except that Adjusted operating ratio for 2017 excludes the impact of the management transition recovery of 320 basis points.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 19.5% for the twelve months ended March 31, 2018, a 610 basis point increase compared to 13.4% for the twelve months ended March 31, 2017. The increase was due to:

•	lower tax expense due to income tax rate changes;

•	favourable FX translation on U.S. dollar-denominated debt; and

•	higher other components of net periodic benefit recoveries.

This increase is partially offset by a higher invested capital base due to higher Retained earnings from Net income.

Adjusted ROIC was 14.6% for the twelve months ended March 31, 2018, a 90 basis point increase compared to 13.7% for the twelve months ended March 31, 2017. This increase was primarily due to higher other components of net periodic benefit recoveries and higher Adjusted operating income, partially offset by the increase in adjusted average Shareholders' equity primarily due to higher Net income. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. The following tables indicate the average and periodic exchange rates when converting U.S. dollars to Canadian dollars for the three months ended March 31, 2018 and the comparative periods in 2017.

Average exchange rates (Canadian/U.S. dollar)	2018	2017
For the three months ended - March 31	$1.26	$1.32

Exchange rates (Canadian/U.S. dollar)	2018	2017
Beginning of quarter - January 1	$1.25	$1.34
End of quarter - March 31	$1.29	$1.33

In the first quarter of 2018, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $37 million, a decrease in total operating expenses of $21 million and a decrease in interest expense of $4 million from the same period in 2017.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings. The following table indicates the average fuel price for the three months ended March 31, 2018 and the comparative periods in 2017.

Average Fuel Price (U.S. dollars per U.S. gallon)	2018	2017
For the three months ended - March 31	$2.70	$2.11

The impact of fuel price on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the first quarter of 2018, the impact of higher fuel prices resulted in an increase in total revenues of $42 million and an increase in total operating expenses of $40 million from the same period in 2017.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share Price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") for the three months ended March 31, 2018 and the comparative period in 2017.

TSX (in Canadian dollars)	2018	2017
Opening Common Share Price, as at January 1	$229.66	$191.56
Ending Common Share Price, as at March 31	$227.20	$195.35
Change in Common Share Price	$(2.46)	$3.79

NYSE (in U.S. dollars)	2018	2017
Opening Common Share Price, as at January 1	$182.76	$142.77
Ending Common Share Price, as at March 31	$176.50	$146.92
Change in Common Share Price	$(6.26)	$4.15

In the first quarter of 2018, the impact of the change in Common Share prices resulted in a decrease in stock-based compensation expense of $2 million compared to an increase of $2 million in the same period in 2017.

The impact of share price on stock-based compensation is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Share Price Impact on Stock-Based Compensation section.

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents and crew costs. Non-freight revenues is generated from leasing of certain assets, switching fees, contracts with passenger service operators, and logistical management services.

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,625	$1,563	$62	4	6
Non-freight revenues (in millions)	37	40	(3)	(8)	(8)
Total revenues (in millions)	$1,662	$1,603	$59	4	6
Carloads (in thousands)(3)	649.1	625.2	23.9	4	N/A
Revenue ton-miles (in millions)	36,355	34,212	2,143	6	N/A
Freight revenue per carload (in dollars)	$2,503	$2,499	$4	—	3
Freight revenue per revenue ton-mile (in cents)	4.47	4.57	(0.10)	(2)	—

(1)
Freight revenues include fuel surcharge revenues of $101 million in 2018, and $53 million in 2017. 2018 and 2017 fuel surcharge revenues include carbon taxes, levies, and obligations under cap-and-trade programs recovered.

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

•
Freight revenues were $1,625 million in the first quarter of 2018, an increase of $62 million, or 4%, from $1,563 million in the same period of 2017. This increase was primarily due to higher volumes, as measured by RTMs, of Intermodal, Potash, crude, and frac sand and the favourable impact of higher fuel surcharge revenue as a result of higher fuel prices of $42 million, partially offset by lower volumes of Grain and the unfavourable impact of the change in FX of $37 million.

•
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the first quarter of 2018 were 36,355 million, an increase of 6% compared with 34,212 million in the same period of 2017. This increase was primarily due to increases in Intermodal, Potash, crude, and frac sand, partially offset by decreases in Grain.

•
Non-freight revenues were $37 million in the first quarter of 2018, a decrease of $3 million, or 8%, from $40 million in the same period of 2017. This decrease was primarily due to lower passenger revenues following the expiration of a passenger service contract in 2017.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through price indices, tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues include fuel surcharge revenues of $101 million in the first quarter of 2018, an increase of $48 million, or 91%, from $53 million in the same period in 2017. This increase was primarily due to higher fuel prices, which represented $42 million of the change.

Lines of Business

Grain

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$357	$393	$(36)	(9)	(7)
Carloads (in thousands)	97.7	106.6	(8.9)	(8)	N/A
Revenue ton-miles (in millions)	8,729	9,383	(654)	(7)	N/A
Freight revenue per carload (in dollars)	$3,650	$3,688	$(38)	(1)	1
Freight revenue per revenue ton-mile (in cents)	4.09	4.19	(0.10)	(2)	—

Grain revenue was $357 million in the first quarter of 2018, a decrease of $36 million, or 9%, from $393 million in the same period of 2017. The decrease in revenue was primarily due to lower shipments of U.S. wheat primarily to the U.S. Pacific North West, lower shipments of Canadian grain to Vancouver due to harsher winter operating conditions, and the unfavourable impact of the change in FX. This decrease was partially offset by higher fuel surcharge revenue as a result of higher fuel prices. Carloads decreased greater than RTMs due to moving proportionately less U.S. grain which has a shorter length of haul versus Canadian grain.

Coal

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$151	$148	$3	2	3
Carloads (in thousands)	72.8	70.4	2.4	3	N/A
Revenue ton-miles (in millions)	5,218	5,123	95	2	N/A
Freight revenue per carload (in dollars)	$2,079	$2,096	$(17)	(1)	—
Freight revenue per revenue ton-mile (in cents)	2.90	2.88	0.02	1	1

Coal revenue was $151 million in the first quarter of 2018, an increase of $3 million, or 2%, from $148 million in the same period of 2017. This increase was primarily due to higher fuel surcharge revenues as a result of higher fuel prices, and higher volumes of Canadian export coal and U.S. coal, partially offset by the unfavourable impact of the change in FX. Freight revenue per ton-mile increased due to higher freight rates and increased shorter haul U.S. coal volumes.

Potash

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$112	$98	$14	14	18
Carloads (in thousands)	37.3	31.4	5.9	19	N/A
Revenue ton-miles (in millions)	4,381	3,677	704	19	N/A
Freight revenue per carload (in dollars)	$3,010	$3,130	$(120)	(4)	(1)
Freight revenue per revenue ton-mile (in cents)	2.56	2.67	(0.11)	(4)	(2)

Potash revenue was $112 million in the first quarter of 2018, an increase of $14 million, or 14%, from $98 million in the same period of 2017. This increase was primarily due to higher export potash volumes and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile was due to moving proportionately more export potash versus domestic potash, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$61	$59	$2	3	5
Carloads (in thousands)	14.9	14.1	0.8	6	N/A
Revenue ton-miles (in millions)	1,061	962	99	10	N/A
Freight revenue per carload (in dollars)	$4,074	$4,217	$(143)	(3)	(1)
Freight revenue per revenue ton-mile (in cents)	5.74	6.17	(0.43)	(7)	(4)

Fertilizers and sulphur revenue was $61 million in the first quarter of 2018, an increase of $2 million, or 3%, from $59 million in the same period of 2017. This increase was primarily due to higher fertilizer and sulphur volumes, and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to increased volumes of longer haul cross border traffic, which was also responsible for the greater increase in RTMs compared to carloads.

Forest Products

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$66	$67	$(1)	(1)	2
Carloads (in thousands)	16.7	16.3	0.4	2	N/A
Revenue ton-miles (in millions)	1,122	1,102	20	2	N/A
Freight revenue per carload (in dollars)	$3,937	$4,128	$(191)	(5)	(1)
Freight revenue per revenue ton-mile (in cents)	5.84	6.11	(0.27)	(4)	(1)

Forest products revenue was $66 million in the first quarter of 2018, a decrease of $1 million, or 1%, from $67 million in the same period of 2017. This decrease was due to the unfavourable impact of the change in FX and a decrease in freight revenue per revenue ton-mile, partially offset by higher fuel surcharge revenue as a result of higher fuel prices and higher volumes. Freight revenue per revenue ton-mile decreased due to increased volumes of longer haul export wood pulp from Eastern Canada to Vancouver.

Energy, Chemicals and Plastics

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$257	$227	$30	13	17
Carloads (in thousands)	74.2	66.6	7.6	11	N/A
Revenue ton-miles (in millions)	6,157	5,340	817	15	N/A
Freight revenue per carload (in dollars)	$3,468	$3,412	$56	2	5
Freight revenue per revenue ton-mile (in cents)	4.18	4.25	(0.07)	(2)	1

Energy, chemicals and plastics revenue was $257 million in the first quarter of 2018, an increase of $30 million, or 13%, from $227 million in the same period of 2017. This increase was primarily due to higher volumes of crude and liquefied petroleum gas ("L.P.G."), and higher fuel surcharge revenue as a result of higher fuel prices, partly offset by the unfavourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile was primarily due to moving proportionately more crude, which has a longer length of haul. This was also responsible for a greater increase in RTMs compared to carloads.

Metals, Minerals and Consumer Products

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$183	$170	$13	8	12
Carloads (in thousands)	58.6	59.5	(0.9)	(2)	N/A
Revenue ton-miles (in millions)	2,924	2,560	364	14	N/A
Freight revenue per carload (in dollars)	$3,126	$2,851	$275	10	14
Freight revenue per revenue ton-mile (in cents)	6.27	6.63	(0.36)	(5)	(2)

Metals, minerals and consumer products revenue was $183 million in the first quarter of 2018, an increase of $13 million, or 8%, from $170 million in the same period of 2017. This increase was primarily due to higher frac sand volumes and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile was primarily due to moving proportionately more frac sand. Carloads decreased due to a decrease in volumes of short haul copper ore.

Automotive

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$71	$76	$(5)	(7)	(3)
Carloads (in thousands)	25.5	27.1	(1.6)	(6)	N/A
Revenue ton-miles (in millions)	305	340	(35)	(10)	N/A
Freight revenue per carload (in dollars)	$2,792	$2,792	$—	—	4
Freight revenue per revenue ton-mile (in cents)	23.32	22.29	1.03	5	9

Automotive revenue was $71 million in the first quarter of 2018, a decrease of $5 million, or 7%, from $76 million in the same period of 2017. This decrease was primarily due to lower volumes and the unfavourable impact of the change in FX, partially offset by higher fuel surcharge revenue as a result of higher fuel prices, and a higher freight revenue per revenue ton-mile. The increase in freight revenue per revenue ton-mile was primarily due to higher freight rates and proportionally more trucks and sport utility vehicles ("SUV") shipped. RTMs decreased more than carloads as a result of lower tons per carload driven by moving more trucks and SUVs and fewer automobiles.

Intermodal

For the three months ended March 31	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$367	$325	$42	13	14
Carloads (in thousands)	251.4	233.2	18.2	8	N/A
Revenue ton-miles (in millions)	6,458	5,725	733	13	N/A
Freight revenue per carload (in dollars)	$1,458	$1,391	$67	5	6
Freight revenue per revenue ton-mile (in cents)	5.68	5.66	0.02	—	1

Intermodal revenue was $367 million in the first quarter of 2018, an increase of $42 million, or 13%, from $325 million in the same period of 2017. This increase was primarily due to higher wholesale and temperature controlled domestic volumes, and higher international volumes through the Port of Vancouver and Detroit; as well as higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more wholesale domestic intermodal volumes which is also driving RTMs to increase more than carloads.

Operating Expenses

			2018 vs. 2017
For the three months ended March 31 (in millions)	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Compensation and benefits(1)	$374	$300	$74	25	27
Fuel	215	170	45	26	31
Materials	55	49	6	12	15
Equipment rents	33	36	(3)	(8)	(6)
Depreciation and amortization	170	166	4	2	4
Purchased services and other	275	278	(3)	(1)	1
Total operating expenses(1)	$1,122	$999	$123	12	15
(1) 2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,122 million in the first quarter of 2018, an increase of $123 million, or 12%, from $999 million in the same period of 2017. This increase was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	the unfavourable impact of increases in fuel price of $40 million;

•	higher volume variable expenses;

•	harsher winter operating conditions; and

•	cost inflation consisting primarily of wage and benefit inflation of approximately 3%.

This increase was partially offset by the favourable impact of the change in FX of $21 million and efficiencies generated from improved operating performance and asset utilization.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $374 million in the first quarter of 2018, an increase of $74 million, or 25%, from $300 million in the same period of 2017. This increase was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	wage and benefit inflation of approximately 3%;

•	harsher winter operating conditions;

•	higher volume variable expenses as a result of an increase in workload as measured by GTMs;

•	higher pension current service cost; and

•	higher incentive compensation.

This increase was partially offset by the benefit of operational efficiencies and the favourable impact of the change in FX.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $215 million in the first quarter of 2018, an increase of $45 million, or 26%, from $170 million in the same period of 2017. This increase was primarily due to the unfavourable impact of $40 million from higher fuel prices and an increase in workload, as measured by GTMs. This increase was partially offset by the favourable impact of the change in FX of $6 million and improvements in fuel efficiency of approximately 3% primarily due to increased train capacity utilization as a result of volume growth.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car and building maintenance and software sustainment. Materials expense was $55 million in the first quarter of 2018, an increase of $6 million, or 12%, from $49 million in the same period of 2017. This increase was primarily due to higher wheel expenses, partially driven by harsher winter operating conditions, and non-locomotive fuel costs, partially offset by higher material recoveries on other railroads' car repairs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $33 million in the first quarter of 2018, a decrease of $3 million, or 8%, from $36 million in the same period of 2017. The decrease was primarily due to the purchase or return of leased freight cars reducing rental expense. This decrease was partially offset by lower receipts from other railroads for use of CP's equipment.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $170 million in the first quarter of 2018, an increase of $4 million, or 2%, from $166 million in the same period of 2017. This increase was primarily due to a higher depreciable asset base partially offset by the favourable impact of the change in FX of $2 million.

Purchased Services and Other

			2018 vs. 2017
For the three months ended March 31 (in millions)	2018	2017	Total Change	% Change
Support and facilities	$66	$67	$(1)	(1)
Track and operations	72	66	6	9
Intermodal	53	47	6	13
Equipment	34	41	(7)	(17)
Casualty	17	20	(3)	(15)
Property taxes	34	32	2	6
Other	1	7	(6)	(86)
Land sales	(2)	(2)	—	—
Total Purchased services and other	$275	$278	$(3)	(1)

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $275 million in the first quarter of 2018, a decrease of $3 million, or 1%, from $278 million in the same period of 2017. This decrease was primarily due to:

•	the favourable impact of the change in FX of $6 million;

•	lower engine overhaul expenses due to the capital nature of overhaul activities in 2018, reported in Equipment; and

•	charges related to assets held for sale in 2017, reported in Other.

This decrease was partially offset by weather related impacts including higher snow removal, reported in Track and operations and Intermodal, and higher intermodal expenses related to pickup and delivery, reported in Intermodal.

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income and other non-operating expenditures. Other income and charges was an expense of $51 million in the first quarter of 2018, compared to a gain of $28 million in the same period of 2017, a change of $79 million, or 282%. This change was primarily due to the unfavourable impact of FX translation of $49 million on U.S. dollar-denominated debt during the first quarter of 2018, compared to the favourable impact of FX translation of $28 million in the same period of 2017, discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit

Other components of net periodic benefit was a recovery of $96 million in the first quarter of 2018, compared to a recovery of $67 million in the same period of 2017, a change of $29 million or 43%. This change was primarily due to an increase in the expected return on fund assets and a decrease in the recognized net actuarial loss.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $115 million in the first quarter of 2018, a decrease of $5 million, or 4%, from $120 million in the same period of 2017. This decrease was primarily due to the favourable impact of the change in FX of $4 million.

Income Tax Expense

Income tax expense was $122 million in the first quarter of 2018, a decrease of $26 million, or 18%, from $148 million in the same period of 2017. This decrease was due to lower taxable earnings.

The effective tax rate in the first quarter of 2018, including discrete items was 25.92%, compared with 25.60% in the same period of 2017. The effective tax rate in the first quarter of 2018, excluding discrete items, was 24.75% compared to 26.50% in 2017. This decrease is primarily due to the reduction in the U.S. federal income tax rate under the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, effective January 1, 2018.

The Company expects an annualized effective tax rate in 2018 of approximately 24.5% to 25%. The Company’s 2018 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2017 Annual Report on Form 10-K.

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

As at March 31, 2018, the Company had $125 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility and up to $299 million available under its letters of credit (December 31, 2017 - $338 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility and up to $281 million available under its letters of credit).

As at March 31, 2018, the Company's U.S. $2.0 billion revolving credit facility, which includes a U.S. $1.0 billion five-year portion and U.S. $1.0 billion one-year plus one-year term-out portion, was undrawn (December 31, 2017 - undrawn). The Company did not draw from its revolving credit facility during the three months ended March 31, 2018. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at March 31, 2018, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion one-year plus one-year term-out portion of the revolving credit facility. As at March 31, 2018, total commercial paper borrowings were U.S. $nil (December 31, 2017 - $nil).

As at March 31, 2018, under its bilateral letters of credit facility, the Company had letters of credit drawn of $301 million from a total available amount of $600 million. This compares to letters of credit drawn of $319 million from a total available amount of $600 million as at December 31, 2017. Under the bilateral letters of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. As at March 31, 2018, the Company had no collateral posted on its bilateral letters of credit facility (December 31, 2017 - $150 million).

The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $397 million in the first quarter of 2018, an increase of $86 million compared to $311 million in the same period of 2017. This increase was primarily due to a favourable change in working capital mainly as a result of lower taxes paid in the first quarter of 2018.

Investing Activities

Cash used in investing activities was $238 million in the first quarter of 2018, an increase of $16 million compared to $222 million in the same period of 2017. This increase was primarily due to higher capital additions during 2018 compared to the same period in 2017.

Free Cash

CP generated positive Free cash of $164 million in the first quarter of 2018, an increase of $77 million from $87 million in the same period of 2017. This increase was primarily due to an increase in cash provided by operating activities compared to the same period of 2017.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $377 million in the first quarter of 2018, an increase of $327 million compared to $50 million in the same period of 2017. This increase was primarily due to payments to buy back shares under the Company's share repurchase program in 2018.

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

As at March 31, 2018, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2017.

Credit ratings as at March 31, 2018(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended March 31, 2018 and March 31, 2017 was 2.7 and 2.9, respectively. This decrease was primarily due to lower Adjusted net debt as a result of the favourable impact from the change in FX on U.S. dollar-denominated debt, as well as an increase in Adjusted EBITDA for the twelve months ended March 31, 2018. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Share Capital

At April 16, 2018, the latest practicable date, there were 143,074,798 Common Shares and no preferred shares issued and outstanding, which consists of 14,515 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At April 16, 2018, 1.6 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.4 million options available to be issued by the Company’s MSOIP in the future.

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

In the first quarter of 2018, there was one significant item included in Net income as follows:

•	a net non-cash loss of $49 million ($42 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt that unfavourably impacted Diluted EPS by 29 cents.

In 2017, there were five significant items included in Net income as follows:

•	in the second quarter, a charge on hedge roll and de-designation of $13 million ($10 million after deferred tax) that unfavourably impacted Diluted EPS by 7 cents;

•	in the second quarter, an insurance recovery of a legal settlement of $10 million ($7 million after current tax) that favourably impacted Diluted EPS by 5 cents;

•
in the first quarter, a management transition recovery of $51 million related to the retirement of Mr. E. Hunter Harrison as CEO of CP ($39 million after deferred tax) that favourably impacted Diluted EPS by 27 cents;

•	during the course of the year, a net deferred tax recovery of $541 million as a result of changes in income tax rates as follows:

•	in the fourth quarter, a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by $3.63;

•	in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate change that unfavourably impacted Diluted EPS by 2 cents;

•	in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $186 million ($162 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $14 million loss ($12 million after deferred tax) that unfavourably impacted Diluted EPS by 8 cents;

•	in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 62 cents;

•	in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 40 cents; and

•	in the first quarter, a $28 million gain ($24 million after deferred tax) that favourably impacted Diluted EPS by 16 cents.

In the nine months ended December 31, 2016, there were two significant items included in Net income as follows:

•	in the third quarter, a $25 million expense ($18 million after current tax) related to a legal settlement that unfavourably impacted Diluted EPS by 12 cents; and

•	during the first nine months, a net non-cash loss of $102 million ($88 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $74 million loss ($64 million after deferred tax) that unfavourably impacted Diluted EPS by 43 cents;

•	in the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents; and

•	in the second quarter, an $18 million gain ($16 million after deferred tax) that favourably impacted Diluted EPS by 10 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2018 and 2017:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

	For the three months ended March 31
(in millions)	2018	2017
Net income as reported	$348	$431
Less significant items (pretax):
Management transition recovery	—	51
Impact of FX translation on U.S. dollar-denominated debt	(49)	28
Add:
Tax effect of adjustments(1)	(7)	16
Adjusted income	$390	$368

(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the applicable tax rate for the above items of 13.43% and 19.88% for the three months ended March 31, 2018 and 2017, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended March 31
	2018	2017
Diluted earnings per share as reported	$2.41	$2.93
Less significant items (pretax):
Management transition recovery	—	0.35
Impact of FX translation on U.S. dollar-denominated debt	(0.34)	0.19
Add:
Tax effect of adjustments(1)	(0.05)	0.11
Adjusted diluted earnings per share	$2.70	$2.50
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the applicable tax rate for the above items of 13.43% and 19.88% for the three months ended March 31, 2018 and 2017, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended March 31
(in millions)	2018	2017
Operating income as reported(1)	$540	$604
Less significant item:
Management transition recovery	—	51
Adjusted operating income(1)	$540	$553
(1)2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the three months ended March 31
	2018	2017
Operating ratio as reported(1)	67.5%	62.4%
Less significant item:
Management transition recovery	—	(3.2)
Adjusted operating ratio(1)	67.5%	65.6%
(1)2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

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

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended March 31
(in millions, except for percentages)	2018	2017
Operating income as reported(1)	$2,455	$2,405
Less:
Other income and charges	(99)	108
Other components of net periodic benefit recovery(1)	(303)	(191)
Tax(2)	86	654
	$2,771	$1,834
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	14,222	13,698
ROIC	19.5%	13.4%
(1) 2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2)Tax was calculated at the annualized effective tax rate of 2.99% and 26.27% for each of the above items for the twelve months ended March 31, 2018 and 2017, respectively.

	For the twelve months ended March 31
(in millions, except for percentages)	2018	2017
Operating income as reported(1)	$2,455	$2,405
Less significant item:
Management transition recovery	—	51
Adjusted operating income	2,455	2,354
Less:
Other income and charges	(99)	108
Other components of net periodic benefit recovery(1)	(303)	(191)
Add significant items (pretax):
Legal settlement charge	—	25
Insurance recovery of legal settlement	(10)	—
Charge on hedge roll and de-designation	13	—
Impact of FX translation on U.S. dollar-denominated debt	(109)	74
Less:
Tax(2)	716	657
	$2,035	$1,879
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	14,222	13,698
Add:
Impact of periodic significant items net of tax on the above average	(269)	(11)
Adjusted average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	13,953	13,687
Adjusted ROIC(3)	14.6%	13.7%
(1) 2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2) Tax was calculated at the adjusted annualized effective tax rate of 26.02% and 25.91% for each of the above items for the twelve months ended March 31, 2018 and 2017, respectively.
(3) The definition of Adjusted ROIC has been revised to exclude the impact of periodic significant items net of tax on closing total Shareholders’ equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing as part of the average calculation. The change did not have a significant impact on the 2017 comparative period.

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended March 31
(in millions)	2018	2017
Cash provided by operating activities	$397	$311
Cash used in investing activities	(238)	(222)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	5	(2)
Free cash	$164	$87

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

	For the three months ended March 31
(in millions)	Reported 2018	Reported 2017	Variance due to FX	FX Adjusted 2017	FX Adjusted % Change
Freight revenues	1,625	1,563	(37)	$1,526	6
Non-freight revenues	37	40	—	40	(8)
Total revenues	1,662	1,603	(37)	1,566	6
Compensation and benefits(1)	374	300	(5)	295	27
Fuel	215	170	(6)	164	31
Materials	55	49	(1)	48	15
Equipment rents	33	36	(1)	35	(6)
Depreciation and amortization	170	166	(2)	164	4
Purchased services and other	275	278	(6)	272	1
Total operating expenses(1)	1,122	999	(21)	978	15
Operating income(1)	540	604	(16)	$588	(8)
(1) 2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

Reconciliation of Net Income to EBIT, Adjusted EBIT and Adjusted EBITDA

EBIT is calculated as Net income before Net interest expense and Income tax expense. Adjusted EBIT excludes significant items reported in Operating income and Other income and charges. Adjusted EBITDA is calculated as Adjusted EBIT plus Depreciation and amortization, net periodic pension and other benefit cost other than current service costs, and operating lease expense.

	For the twelve months ended March 31
(in millions)	2018	2017
Net income as reported	$2,322	$1,490
Add:
Net interest expense	468	467
Income tax expense	67	531
EBIT	2,857	2,488
Less significant items (pretax):
Legal settlement charge	—	(25)
Insurance recovery of legal settlement	10	—
Charge on hedge roll and de-designation	(13)	—
Management transition recovery	—	51
Impact of FX translation on U.S. dollar-denominated debt	109	(74)
Adjusted EBIT	2,751	2,536
Less:
Other components of net periodic benefit recovery	303	191
Operating lease expense	(98)	(106)
Depreciation and amortization	(665)	(644)
Adjusted EBITDA	$3,211	$3,095

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

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2018	2017
Long-term debt including long-term debt maturing within one year as at March 31	$8,357	$8,614
Less:
Pension plans in deficit(1)	(278)	(271)
Net present value of operating leases(2)	(276)	(330)
Cash and cash equivalents	125	201
Adjusted net debt as at March 31	$8,786	$9,014
(1) Pension plans deficit is the total funded status of the Pension plans in deficit only.
(2) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2018	2017
Adjusted net debt as at March 31	$8,786	$9,014
Adjusted EBITDA for the year ended March 31	3,211	3,095
Adjusted net debt to Adjusted EBITDA ratio	2.7	2.9

Off-Balance Sheet Arrangements

Guarantees

At March 31, 2018, the Company had residual value guarantees on operating lease commitments of $6 million, compared to $6 million at December 31, 2017. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at March 31, 2018, the fair value of these guarantees recognized as a liability was $10 million, compared to $9 million at December 31, 2017.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements, as at March 31, 2018.

Payments due by period (in millions)	Total	2018	2019 & 2020	2021 & 2022	2023 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$11,438	$304	$798	$722	$9,614
Long-term debt	8,290	748	538	837	6,167
Capital leases	154	3	10	110	31
Operating lease(1)	346	53	111	71	111
Supplier purchase	1,575	481	636	133	325
Other long-term liabilities(2)	479	40	101	101	237
Total contractual commitments	$22,282	$1,629	$2,194	$1,974	$16,485
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $1 million are not included in the minimum payments shown above. Where management believes that CP will be required to make payments under these residual value guarantees, the fair value of these guarantees as at March 31, 2018 of $5 million has been recognized as a liability.
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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at March 31, 2018.

Payments due by period (in millions)	Total	2018	2019 & 2020	2021 & 2022	2023 & beyond
Certain other financial commitments
Letters of credit	$301	$301	$—	$—	$—
Capital commitments	757	327	190	74	166
Total certain other financial commitments	$1,058	$628	$190	$74	$166

Critical Accounting Estimates

To prepare consolidated financial statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2017 Annual Report on 10-K. There have not been any material changes to the Company's critical accounting estimates in the first three months of 2018.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit Committee, which is composed entirely of independent directors.

Forward-Looking Information

This MD&A and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. These forward-looking statements include, but are not limited to, statements concerning the Company’s defined benefit pension expectations for 2018 and through 2021, our expectations for 2018 which includes an effective tax rate in the range of 24.5 to 25 percent, as well as statements concerning the Company's operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes and pension contributions, and capital expenditures. Forward-looking information typically contains statements with words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided guidance using non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure, due to unknown variables and uncertainty related to future results.

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

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this MD&A. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2017 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three months ended March 31, 2018 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2017 Annual Report on Form 10-K. Refer to information on foreign exchange risk and share price impact on stock-based compensation discussed below:

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar positively (or negatively) impacts Total revenues by approximately $27 million and negatively (or positively) impacts Operating expenses by approximately $14 million.

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at March 31, 2018, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated U.S. dollar-denominated long-term debt causes additional impacts on earnings in Other income and charges. For further information, please refer to Item 8. Financial Statements and Supplementary Data, Note 17 Financial Instruments, in CP's 2017 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.3 million to $0.5 million based on information available at March 31, 2018. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Share based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 12 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

On May 10, 2017, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 4,384,062 of its Common Shares, which received Toronto Stock Exchange ("TSX") approval on May 10, 2017. The NCIB commenced on May 15, 2017 and will expire on May 14, 2018. During the first quarter of 2018, CP repurchased 1.4 million Common Shares in total for $318 million at a weighted average price of $221.76. The following table presents Common Shares repurchased during each month for the first quarter of 2018.

2018	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	371,300	$221.12	371,300	2,124,662
February 1 to February 28	444,400	216.06	444,400	1,680,262
March 1 to March 31	620,000	226.22	620,000	1,060,262
Ending Balance	1,435,700	$221.76	1,435,700	N/A
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

The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first quarters ended March 31, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the first quarters ended March 31, 2018 and 2017; (iii) the Consolidated Balance Sheets at March 31, 2018, and December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the first quarters ended March 31, 2018 and 2017; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first quarters ended March 31, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements.

**Filed with this Quarterly Report on Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ NADEEM VELANI
Nadeem Velani
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

Dated: April 18, 2018