Form 10-Q
period 2018-06-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2018-07-19
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 16, 2018, there were 142,573,761 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2018	2017	2018	2017
Revenues
Freight	$1,709	$1,598	$3,334	$3,161
Non-freight	41	45	78	85
Total revenues	1,750	1,643	3,412	3,246
Operating expenses
Compensation and benefits (Note 2, 11 and 12)	351	345	725	645
Fuel	230	160	445	330
Materials	53	48	108	97
Equipment rents	33	37	66	73
Depreciation and amortization	172	165	342	331
Purchased services and other	284	277	559	555
Total operating expenses	1,123	1,032	2,245	2,031

Operating income	627	611	1,167	1,215
Less:
Other income and charges (Note 5)	52	(61)	103	(89)
Other components of net periodic benefit recovery (Note 2 and 12)	(95)	(68)	(191)	(135)
Net interest expense	112	122	227	242
Income before income tax expense	558	618	1,028	1,197
Income tax expense (Note 6)	122	138	244	286
Net income	$436	$480	$784	$911

Earnings per share (Note 7)
Basic earnings per share	$3.05	$3.28	$5.46	$6.22
Diluted earnings per share	$3.04	$3.27	$5.44	$6.20

Weighted-average number of shares (millions) (Note 7)
Basic	142.8	146.5	143.6	146.5
Diluted	143.2	146.9	144.0	147.0

Dividends declared per share	$0.6500	$0.5625	$1.2125	$1.0625
Certain of the comparative figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Net income	$436	$480	$784	$911
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(16)	14	(36)	19
Change in derivatives designated as cash flow hedges	14	4	35	9
Change in pension and post-retirement defined benefit plans	29	37	58	75
Other comprehensive income before income taxes	27	55	57	103
Income tax recovery (expense) on above items	5	(26)	11	(44)
Other comprehensive income (Note 4)	32	29	68	59
Comprehensive income	$468	$509	$852	$970
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2018	2017
Assets
Current assets
Cash and cash equivalents	$51	$338
Accounts receivable, net	686	687
Materials and supplies	160	152
Other current assets	103	97
	1,000	1,274
Investments	193	182
Properties	17,616	17,016
Goodwill and intangible assets	196	187
Pension asset	1,616	1,407
Other assets	64	69
Total assets	$20,685	$20,135
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,213	$1,238
Long-term debt maturing within one year (Note 8, 10)	547	746
	1,760	1,984
Pension and other benefit liabilities	749	749
Other long-term liabilities	218	231
Long-term debt (Note 8, 10)	7,936	7,413
Deferred income taxes	3,448	3,321
Total liabilities	14,111	13,698
Shareholders’ equity
Share capital	2,013	2,032
Additional paid-in capital	45	43
Accumulated other comprehensive loss (Note 4)	(1,673)	(1,741)
Retained earnings	6,189	6,103
	6,574	6,437
Total liabilities and shareholders’ equity	$20,685	$20,135
Contingencies (Note 13)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Operating activities
Net income	$436	$480	$784	$911
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	172	165	342	331
Deferred income taxes (Note 6)	37	24	78	91
Pension recovery and funding (Note 12)	(82)	(59)	(154)	(119)
Foreign exchange loss (gain) on long-term debt (Note 5)	44	(67)	93	(95)
Settlement of forward starting swaps on debt issuance (Note 8, 10)	(24)	—	(24)	—
Other operating activities, net	4	(2)	(17)	(87)
Change in non-cash working capital balances related to operations	124	70	6	(110)
Cash provided by operating activities	711	611	1,108	922
Investing activities
Additions to properties	(413)	(346)	(654)	(576)
Proceeds from sale of properties and other assets	5	13	9	16
Other	—	—	(1)	5
Cash used in investing activities	(408)	(333)	(646)	(555)
Financing activities
Dividends paid	(81)	(73)	(163)	(146)
Issuance of CP Common Shares	4	9	12	37
Purchase of CP Common Shares (Note 9)	(261)	(142)	(559)	(142)
Issuance of long-term debt, excluding commercial paper (Note 8)	638	—	638	—
Repayment of long-term debt, excluding commercial paper (Note 8)	(734)	(9)	(739)	(14)
Net issuance of commercial paper (Note 8)	53	—	53	—
Settlement of forward starting swaps on de-designation (Note 10)	—	(22)	—	(22)
Cash used in financing activities	(381)	(237)	(758)	(287)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	4	(4)	9	(6)
Cash position
(Decrease) increase in cash and cash equivalents	(74)	37	(287)	74
Cash and cash equivalents at beginning of period	125	201	338	164
Cash and cash equivalents at end of period	$51	$238	$51	$238

Supplemental disclosures of cash flow information:
Income taxes paid	$52	$116	$156	$286
Interest paid	$90	$95	$233	$245
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2018	144.9	$2,032	$43	$(1,741)	$6,103	$6,437
Net income	—	—	—	—	784	784
Other comprehensive income (Note 4)	—	—	—	68	—	68
Dividends declared	—	—	—	—	(174)	(174)
Effect of stock-based compensation expense	—	—	6	—	—	6
CP Common Shares repurchased (Note 9)	(2.5)	(35)	—	—	(524)	(559)
Shares issued under stock option plan	0.1	16	(4)	—	—	12
Balance at June 30, 2018	142.5	$2,013	$45	$(1,673)	$6,189	$6,574
Balance at January 1, 2017	146.3	$2,002	$52	$(1,799)	$4,371	$4,626
Net income	—	—	—	—	911	911
Other comprehensive income (Note 4)	—	—	—	59	—	59
Dividends declared	—	—	—	—	(156)	(156)
CP Common Shares repurchased (Note 9)	(0.7)	(10)	—	—	(133)	(143)
Shares issued under stock option plan	0.5	46	(10)	—	—	36
Balance at June 30, 2017	146.1	$2,038	$42	$(1,740)	$4,993	$5,333
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Compensation - Retirement Benefits

On January 1, 2018, the Company adopted the changes required under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost under FASB ASC Topic 715, Retirement Benefits as issued by the FASB in March 2017. In accordance with the ASU, beginning on January 1, 2018, the Company reports the current service cost component of net periodic benefit cost in Compensation and benefits on the Company’s Consolidated Statements of Income, and reports the Other components of net periodic benefit cost as a separate item outside of Operating income on the Company’s Consolidated Statements of Income. The Company has applied these changes in presentation retrospectively, which resulted in a decrease in Operating income of $68 million and $135 million for the three and six months ended June 30, 2017, respectively.

These changes in presentation do not result in any changes to net income or earnings per share. Details of the components of net periodic benefit costs are provided in Note 12 Pensions and other benefits.

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

Future changes

Leases

In February 2016, the FASB issued ASU 2016-02, Leases under FASB ASC Topic 842, Leases which will supersede the lease recognition and measurement requirements in Topic 840, Leases. This new standard requires recognition of right-of-use assets and lease liabilities by lessees for those leases classified as finance and operating leases with a maximum term exceeding 12 months. For CP this new standard will be effective for interim and annual periods commencing January 1, 2019. Current transitional guidance requires entities to use a modified retrospective approach to adopt this new standard. The Company has a detailed plan to implement the new standard and, through a cross functional team, is assessing contractual arrangements that may qualify as leases under the new standard. CP is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes. CP's cross functional team and the vendor finalized system requirements and developed work flows and testing scenarios that will permit system implementation and parallel testing later in 2018 for CP's lease system solution. The cross-functional team is finalizing policy choices, permitted under the new standard, that can facilitate transition. Additionally, the cross-functional team is reviewing different types of contracts in order to assess their accounting implications with respect to the new standard and complete the documentation of the lease portfolio. The impact of the new standard will be a material increase to right-of-use assets and lease liabilities on the consolidated balance sheet, primarily, as a result of operating leases currently not recognized on the balance sheet. The Company does not anticipate a material impact to Net income as a result of the adoption of this new standard and is currently evaluating disclosure requirements.

3    Revenues

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. Government-imposed taxes that the Company collects concurrent with revenue-generating activities are excluded from revenue. In the normal course of business the Company does not generate any material revenue through acting as an agent for other entities.
The following is a description of primary activities from which the Company generates revenue.
Freight revenues
The Company provides rail freight transportation services to a wide variety of customers and transports bulk commodities, merchandise freight and intermodal traffic. The Company signs service agreements with customers that dictate future services the Company is to perform for a customer at the time a bill of lading or service request is received. Each bill of lading or service request represents a separate distinct performance obligation that the Company is obligated to satisfy. The transaction price is generally in the form of a fixed fee determined at the inception of the bill of lading or service request. The Company allocates the transaction price to each distinct performance obligation based on the estimated standalone selling price for each performance obligation. As each bill of lading or service request represents a separate distinct performance obligation, the estimated standalone selling price is assessed at an observable price which is fair market value. Certain customer agreements include variable consideration in the form of rebates, discounts, or incentives. The expected value method is used to estimate variable consideration and is allocated to the applicable performance obligation and is recognized when the related performance obligation is satisfied. Additionally, the Company offers published rates for services through public tariffs in which a customer can request service, triggering a performance obligation of the Company. In accordance with ASC Topic 606, railway freight revenues continue to be recognized over time as services are provided based on the percentage of completed service method. Volume rebates to customers are accrued as a reduction of freight revenues based on estimated volumes and contract terms as freight service is provided. Freight revenues also include certain ancillary and other services provided in association with the performance of rail freight movements. Revenues from these activities are not material and therefore have been aggregated with the freight revenues from customer contracts with which they are associated.

Non-freight revenues
In accordance with ASC Topic 606, non-freight revenues, including passenger revenues, switching fees, and revenues from logistic services, continue to be recognized at the point in time the services are provided or when the performance obligations are satisfied. Non-freight revenues also include leasing revenues.
Disaggregation of revenue
The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2018	2017(1)	2018	2017(1)
Freight
Grain	$372	$363	$729	$756
Coal	164	165	315	313
Potash	116	109	228	207
Fertilizers and sulphur	55	70	116	129
Forest products	69	68	135	135
Energy, chemicals and plastics	278	216	535	443
Metals, minerals, and consumer products	204	190	387	360
Automotive	91	79	162	155
Intermodal	360	338	727	663
Total freight revenues	1,709	1,598	3,334	3,161
Non-freight excluding leasing revenues	25	29	48	57
Revenues from contracts with customers	1,734	1,627	3,382	3,218
Leasing revenues	16	16	30	28
Total revenues	$1,750	$1,643	$3,412	$3,246
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

4    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, April 1, 2018	$109	$(74)	$(1,740)	$(1,705)
Other comprehensive income (loss) before reclassifications	1	8	—	9
Amounts reclassified from accumulated other comprehensive loss	—	2	21	23
Net current-period other comprehensive income	1	10	21	32
Closing balance, June 30, 2018	$110	$(64)	$(1,719)	$(1,673)
Opening balance, April 1, 2017	$125	$(100)	$(1,794)	$(1,769)
Other comprehensive loss before reclassifications	(1)	(9)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	—	12	27	39
Net current-period other comprehensive (loss) income	(1)	3	27	29
Closing balance, June 30, 2017	$124	$(97)	$(1,767)	$(1,740)
(1) Amounts are presented net of tax.

	For the six months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2018	$109	$(89)	$(1,761)	$(1,741)
Other comprehensive income (loss) before reclassifications	1	21	(1)	21
Amounts reclassified from accumulated other comprehensive loss	—	4	43	47
Net current-period other comprehensive income	1	25	42	68
Closing balance, June 30, 2018	$110	$(64)	$(1,719)	$(1,673)
Opening balance, January 1, 2017	$127	$(104)	$(1,822)	$(1,799)
Other comprehensive loss before reclassifications	(3)	(7)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	—	14	55	69
Net current-period other comprehensive (loss) income	(3)	7	55	59
Closing balance, June 30, 2017	$124	$(97)	$(1,767)	$(1,740)
(1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Amortization of prior service costs(1)	$—	$(1)	$(1)	$(2)
Recognition of net actuarial loss(1)	29	38	59	77
Total before income tax	29	37	58	75
Income tax recovery	(8)	(10)	(15)	(20)
Total net of income tax	$21	$27	$43	$55
(1) Impacts Other components of net periodic benefit recovery on the Interim Consolidated Statements of Income.

5    Other income and charges

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Foreign exchange loss (gain) on long-term debt	$44	$(67)	$93	$(95)
Other foreign exchange losses (gains)	4	—	3	(1)
Insurance recovery of legal settlement	—	(10)	—	(10)
Charge on hedge roll and de-designation	—	13	—	13
Other	4	3	7	4
Total other income and charges	$52	$(61)	$103	$(89)

6    Income taxes

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Current income tax expense	$85	$114	$166	$195
Deferred income tax expense	37	24	78	91
Income tax expense	$122	$138	$244	$286

During the three months ended June 30, 2018, legislation was enacted to decrease the Iowa and Missouri state corporate income tax rate. As a result of these changes, the Company recorded a deferred tax recovery of $21 million in the second quarter of 2018 related to the revaluation of deferred income tax balances as at January 1, 2018.

The effective tax rates for the three and six months ended June 30, 2018, were 21.88% and 23.73%, respectively, compared to 22.31% and 23.90% for the same periods in 2017.

For the three months ended June 30, 2018, the effective tax rate excluding the discrete item of the foreign exchange loss of $44 million on the Company's U.S. dollar-denominated debt and the $21 million tax recovery described above, was 24.75%.

For the three months ended June 30, 2017, the effective tax rate excluding the discrete items of the foreign exchange gain of $67 million on the Company's U.S. dollar-denominated debt, an insurance recovery of $10 million on legal settlement, the $13 million charge associated with the hedge roll and de-designation, and the $17 million tax recovery related to legislation enacted to decrease the Saskatchewan provincial corporate income tax rate, was 26.50%.

For the six months ended June 30, 2018, the effective tax rate excluding the discrete item of the foreign exchange loss of $93 million on the Company's U.S. dollar-denominated debt and the $21 million tax recovery described above, was 24.75%.

For the six months ended June 30, 2017, the effective tax rate excluding the discrete items of the management transition recovery of $51 million related to the retirement of the Company's Chief Executive Officer, the foreign exchange gain of $95 million on the Company's U.S. dollar-denominated debt, an insurance recovery of $10 million on legal settlement, the $13 million charge associated with the hedge roll and de-designation, and the $17 million tax recovery related to legislation enacted to decrease the Saskatchewan provincial corporate income tax rate, was 26.50%.

7    Earnings per share

At June 30, 2018, the number of shares outstanding was 142.5 million (June 30, 2017 - 146.1 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period.

The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions)	2018	2017	2018	2017
Weighted-average basic shares outstanding	142.8	146.5	143.6	146.5
Dilutive effect of stock options	0.4	0.4	0.4	0.5
Weighted-average diluted shares outstanding	143.2	146.9	144.0	147.0

For the three and six months ended June 30, 2018, there were 0.1 million and 0.2 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2017 - 0.3 million and 0.4 million).

8    Debt

Revolving credit facility

Effective June 8, 2018, the Company amended its U.S. $2.0 billion revolving credit facility agreement dated September 26, 2014. This fifth amending agreement included, among other things, the extension of the five year maturity date from June 28, 2022 to June 28, 2023 and the cancellation of the U.S. $1.0 billion one-year plus one-year credit facility agreement. As at June 30, 2018, the remaining U.S. $1.0 billion credit facility was undrawn.

Issuance of long-term debt

During the second quarter of 2018, the Company issued U.S. $500 million 4.000% 10-year Notes due June 1, 2028 for net proceeds of U.S. $495 million ($638 million). These notes pay interest semi-annually and are unsecured but carry a negative pledge. In conjunction with the issuance, the Company settled a notional U.S. $500 million of forward starting floating-to-fixed interest rate swap agreements ("forward starting swaps") for a payment of U.S. $19 million ($24 million) (see Note 10). This payment was included in cash provided by operating activities consistent with the location of the related hedged item on the Company's Interim Consolidated Statements of Cash Flows.
Retirement of long-term debt
During the second quarter of 2018, the Company repaid U.S. $275 million 6.500% 10-year Notes at maturity for a total of U.S. $275 million ($352 million) and $375 million 6.250% 10-year Medium Term Notes at maturity for a total of $375 million.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion revolving credit facility. As at June 30, 2018, the Company had total commercial paper borrowings of U.S. $45 million ($59 million), presented in “Long-term debt maturing within one year” on the Company's Interim Consolidated Balance Sheets as the Company had no intent to renew these borrowings on a long-term basis (December 31, 2017 - $nil). The weighted-average interest rate on these borrowings was 2.27%.

The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

9    Shareholders' equity

On May 10, 2017, the Company announced a new normal course issuer bid ("NCIB"), commencing May 15, 2017, to purchase up to 4.38 million Common Shares for cancellation before May 14, 2018. The Company completed this NCIB on May 10, 2018.

All purchases were made in accordance with the NCIB at prevalent market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to retained earnings.

The following table describes activities under the share repurchase program:

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Number of Common Shares repurchased(1)	1,060,262	682,900	2,495,962	682,900
Weighted-average price per share(2)	$226.97	$208.75	$223.97	$208.75
Amount of repurchase (in millions)(2)	$241	$143	$559	$143
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

When possible, the estimated fair value is based on quoted market prices and, if not available, it is based on estimates from third party brokers. For non-exchange-traded derivatives classified in Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, foreign exchange ("FX") and commodity) and volatility, depending on the type of derivative and the nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value. All derivatives and long-term debt are classified as Level 2.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt:

(in millions of Canadian dollars)	June 30, 2018	December 31, 2017
Long-term debt (including current maturities):
Fair value	$9,537	$9,680
Carrying value	8,483	8,159

The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end.

B. Financial risk management

Derivative financial instruments

Derivative financial instruments may be used to selectively reduce volatility associated with fluctuations in interest rates, FX rates, the price of fuel and stock-based compensation expense. Where derivatives are designated as hedging instruments, the relationship between the hedging instruments and their associated hedged items is documented, as well as the risk management objective and strategy for the use of the hedging instruments. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the Company's Interim Consolidated Balance Sheets, commitments or forecasted transactions. At the time a derivative contract is entered into and at least quarterly thereafter, an assessment is made as to whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged items. The derivative qualifies for hedge accounting treatment if it is effective in substantially mitigating the risk it was designed to address.

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive income” for the three and six months ended June 30, 2018 was an unrealized FX loss of $122 million and $273 million, respectively (three and six months ended June 30, 2017 - unrealized FX gain of $116 million and $162 million, respectively).

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

Forward starting swaps

During the three months ended June 30, 2018, the Company settled a notional U.S. $500 million of forward starting swaps related to the U.S. $500 million 4.000% 10-year Notes issued in the same period. The fair value of these derivative instruments at the time of settlement was a loss of U.S. $19 million ($24 million). The changes in fair value of the forward starting swaps for the three and six months ended June 30, 2018 was a gain of $12 million and $31 million, respectively (three and six months ended June 30, 2017 - a loss of $14 million and $12 million, respectively). This was recorded in "Accumulated other comprehensive loss”, net of tax, and is being reclassified to "Net interest expense" until the underlying hedged notes are repaid.

For the three and six months ended June 30, 2018, a net loss of $2 million and $5 million, respectively, related to settled forward starting swap hedges has been amortized to “Net interest expense” (three and six months ended June 30, 2017 - a loss of $2 million and $5 million, respectively). The Company expects that during the next twelve months, an additional $9 million of net losses will be amortized to “Net interest expense”.

11    Stock-based compensation

At June 30, 2018, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2018 of $18 million and $32 million, respectively (three and six months ended June 30, 2017 - an expense of $17 million and $5 million, respectively).

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

Stock option plan

In the six months ended June 30, 2018, under CP’s stock option plans, the Company issued 172,998 regular options at the weighted-average price of $231.50 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these regular options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at the grant date was approximately $9 million. The weighted-average fair value assumptions were approximately:

For the six months ended June 30, 2018
Grant price	$231.50
Expected option life (years)(1)	5.00
Risk-free interest rate(2)	2.22%
Expected stock price volatility(3)	25.04%
Expected annual dividends per share(4)	$2.2500
Expected forfeiture rate(5)	4.5%
Weighted-average grant date fair value per option granted during the period	$54.03

(1)
Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour, or when available, specific expectations regarding future exercise behaviour, were used to estimate the expected life of the option.

(2)	Based on the implied yield available on zero-coupon government issues with an equivalent term commensurate with the expected term of the option.

(3)	Based on the historical stock price volatility of the Company’s stock over a period commensurate with the expected term of the option.

(4)
Determined by the current annual dividend at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option. On May 10, 2018, the Company announced an increase in its quarterly dividend to $0.6500 per share, representing $2.6000 on an annual basis.

(5)	The Company estimated forfeitures based on past experience. This rate is monitored on a periodic basis.

Performance share unit plan

In the six months ended June 30, 2018, the Company issued 124,976 PSUs with a grant date fair value of approximately $29 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). Grant recipients who are eligible to retire and have provided six months of service during the performance period are entitled to the full award. The fair value of PSUs is measured periodically until settlement, using a lattice-based valuation model.

The performance period for PSUs issued in the six months ended June 30, 2018 is January 1, 2018 to December 31, 2020. The performance factors for these PSUs are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX Capped Industrial index, and TSR compared to S&P 1500 Road and Rail index.

The performance period for the PSUs issued in 2015 was January 1, 2015 to December 31, 2017. The performance factors for these PSUs were Operating Ratio, ROIC, TSR compared to the S&P/TSX 60 index and TSR compared to Class I railways. The resulting payout was 160% of the Company's average share price that was calculated using the last 30 trading days preceding December 31, 2017. In the first quarter of 2018, payouts occurred on the total outstanding awards, including dividends reinvested, totalling $30 million on 82,800 outstanding awards.

Deferred share unit plan

In the six months ended June 30, 2018, the Company granted 11,236 DSUs with a grant date fair value of approximately $3 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

Restricted share unit plan

In the six months ended June 30, 2018, the Company granted 19,382 restricted share units ("RSU") with a grant date fair value of approximately $5 million. The RSUs are notional full value shares that attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. RSUs have no performance factors attached to them and are vested and settled in cash after a period of three years from the grant date. An expense to income for RSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

12    Pension and other benefits

In the three months ended June 30, 2018, the Company made contributions of $11 million (three months ended June 30, 2017 - $12 million) to its defined benefit pension plans. In the six months ended June 30, 2018, the Company made net contributions of $12 million (six months ended June 30, 2017 - $24 million), to its defined benefit pension plans, which is net of a $10 million refund of plan surplus (six months ended June 30, 2017 - $nil). Net periodic benefit costs for defined benefit pension plans and other benefits recognized in the three and six months ended June 30, 2018 included the following components:

	For the three months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Current service cost (benefits earned by employees)	$30	$26	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	109	113	5	5
Expected return on fund assets	(238)	(223)	—	—
Recognized net actuarial loss	28	38	1	—
Amortization of prior service costs	—	(1)	—	—
Total other components of net periodic benefit (recovery) cost	(101)	(73)	6	5
Net periodic benefit (recovery) cost	$(71)	$(47)	$9	$8

	For the six months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Current service cost (benefits earned by employees)	$60	$51	$6	$6
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	219	226	9	10
Expected return on fund assets	(477)	(446)	—	—
Recognized net actuarial loss	57	76	2	1
Amortization of prior service costs	(1)	(2)	—	—
Total other components of net periodic benefit (recovery) cost	(202)	(146)	11	11
Net periodic benefit (recovery) cost	$(142)	$(95)	$17	$17

13    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2018 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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

(3)
A class action in the Québec Superior Court on behalf of persons and entities residing in, owning or leasing property in, operating a business in or physically present in Lac-Mégantic at the time of the derailment (the “Class Action”) was certified against CP, MMAC and the train conductor, Mr. Thomas Harding ("Harding"). The Class Action seeks unquantified damages, including for wrongful death, personal injury, and property damage arising from the derailment. All known wrongful death claimants in the Class Action have opted out and, by court order, cannot re-join the Class Action.

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

(5)
Forty-eight plaintiffs (all individual claims joined in one action) sued CP, MMAC and Harding in the Québec Superior Court claiming approximately $5 million in damages for economic loss and pain and suffering. These plaintiffs assert essentially the same allegations as those contained in the Class Action and the Province’s Action against CP. The plaintiffs assert they have opted-out of the Class Action. All but two of the plaintiffs were plaintiffs in litigation against CP, described in paragraph 7 below, that originated in the U.S. who either withdrew their claims or had their case dismissed in the U.S.

(6)
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

(7)
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

(8)
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

At this stage of the proceedings, the risk of a finding of liability and the quantum of potential losses cannot be determined. CP denies liability and is vigorously defending the above noted proceedings.

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

The expense included in “Purchased services and other” for the three and six months ended June 30, 2018 was $1 million and $2 million, respectively (three and six months ended June 30, 2017 - $1 million and $2 million). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at June 30, 2018 was $81 million (December 31, 2017 - $78 million). Payments are expected to be made over 10 years through 2028.

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

Interim Condensed Consolidating Statements of Income
For the three months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,196	$513	$—	$1,709
Non-freight	—	31	90	(80)	41
Total revenues	—	1,227	603	(80)	1,750
Operating expenses
Compensation and benefits	—	237	114	—	351
Fuel	—	178	52	—	230
Materials	—	38	12	3	53
Equipment rents	—	30	3	—	33
Depreciation and amortization	—	105	67	—	172
Purchased services and other	—	205	162	(83)	284
Total operating expenses	—	793	410	(80)	1,123
Operating income	—	434	193	—	627
Less:
Other income and charges	5	79	(32)	—	52
Other components of net periodic benefit (recovery) cost	—	(96)	1	—	(95)
Net interest (income) expense	(2)	121	(7)	—	112
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(3)	330	231	—	558
Less: Income tax (recovery) expense	(1)	99	24	—	122
Add: Equity in net earnings of subsidiaries	438	207	—	(645)	—
Net income	$436	$438	$207	$(645)	$436

Interim Condensed Consolidating Statements of Income
For the three months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,129	$469	$—	$1,598
Non-freight	—	34	95	(84)	45
Total revenues	—	1,163	564	(84)	1,643
Operating expenses
Compensation and benefits	—	234	110	1	345
Fuel	—	122	38	—	160
Materials	—	34	8	6	48
Equipment rents	—	39	(2)	—	37
Depreciation and amortization	—	108	57	—	165
Purchased services and other	—	210	158	(91)	277
Total operating expenses	—	747	369	(84)	1,032
Operating income	—	416	195	—	611
Less:
Other income and charges	(5)	(59)	3	—	(61)
Other components of net periodic benefit (recovery) cost	—	(69)	1	—	(68)
Net interest (income) expense	(9)	139	(8)	—	122
Income before income tax expense and equity in net earnings of subsidiaries	14	405	199	—	618
Less: Income tax expense	1	62	75	—	138
Add: Equity in net earnings of subsidiaries	467	124	—	(591)	—
Net income	$480	$467	$124	$(591)	$480

Certain of these figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).

Interim Condensed Consolidating Statements of Income
For the six months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$2,351	$983	$—	$3,334
Non-freight	—	58	179	(159)	78
Total revenues	—	2,409	1,162	(159)	3,412
Operating expenses
Compensation and benefits	—	494	229	2	725
Fuel	—	346	99	—	445
Materials	—	73	27	8	108
Equipment rents	—	61	5	—	66
Depreciation and amortization	—	209	133	—	342
Purchased services and other	—	423	305	(169)	559
Total operating expenses	—	1,606	798	(159)	2,245
Operating income	—	803	364	—	1,167
Less:
Other income and charges	11	127	(35)	—	103
Other components of net periodic benefit (recovery) cost	—	(192)	1	—	(191)
Net interest expense (income)	6	235	(14)	—	227
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(17)	633	412	—	1,028
Less: Income tax (recovery) expense	(1)	185	60	—	244
Add: Equity in net earnings of subsidiaries	800	352	—	(1,152)	—
Net income	$784	$800	$352	$(1,152)	$784

Interim Condensed Consolidating Statements of Income
For the six months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$2,218	$943	$—	$3,161
Non-freight	—	66	188	(169)	85
Total revenues	—	2,284	1,131	(169)	3,246
Operating expenses
Compensation and benefits	—	426	217	2	645
Fuel	—	254	76	—	330
Materials	—	68	17	12	97
Equipment rents	—	75	(2)	—	73
Depreciation and amortization	—	217	114	—	331
Purchased services and other	—	418	320	(183)	555
Total operating expenses	—	1,458	742	(169)	2,031
Operating income	—	826	389	—	1,215
Less:
Other income and charges	(25)	(66)	2	—	(89)
Other components of net periodic benefit (recovery) cost	—	(137)	2	—	(135)
Net interest (income) expense	(7)	264	(15)	—	242
Income before income tax expense and equity in net earnings of subsidiaries	32	765	400	—	1,197
Less: Income tax expense	2	160	124	—	286
Add: Equity in net earnings of subsidiaries	881	276	—	(1,157)	—
Net income	$911	$881	$276	$(1,157)	$911
Certain of these figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$436	$438	$207	$(645)	$436
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(123)	107	—	(16)
Change in derivatives designated as cash flow hedges	—	14	—	—	14
Change in pension and post-retirement defined benefit plans	—	27	2	—	29
Other comprehensive (loss) income before income taxes	—	(82)	109	—	27
Income tax recovery (expense) on above items	—	6	(1)	—	5
Equity accounted investments	32	108	—	(140)	—
Other comprehensive income	32	32	108	(140)	32
Comprehensive income	$468	$470	$315	$(785)	$468

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$480	$467	$124	$(591)	$480
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	117	(103)	—	14
Change in derivatives designated as cash flow hedges	—	4	—	—	4
Change in pension and post-retirement defined benefit plans	—	36	1	—	37
Other comprehensive income (loss) before income taxes	—	157	(102)	—	55
Income tax expense on above items	—	(26)	—	—	(26)
Equity accounted investments	29	(102)	—	73	—
Other comprehensive income (loss)	29	29	(102)	73	29
Comprehensive income	$509	$496	$22	$(518)	$509

Interim Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$784	$800	$352	$(1,152)	$784
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(273)	237	—	(36)
Change in derivatives designated as cash flow hedges	—	35	—	—	35
Change in pension and post-retirement defined benefit plans	—	55	3	—	58
Other comprehensive (loss) income before income taxes	—	(183)	240	—	57
Income tax recovery (expense) on above items	—	12	(1)	—	11
Equity accounted investments	68	239	—	(307)	—
Other comprehensive income	68	68	239	(307)	68
Comprehensive income	$852	$868	$591	$(1,459)	$852

Interim Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$911	$881	$276	$(1,157)	$911
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	162	(143)	—	19
Change in derivatives designated as cash flow hedges	—	9	—	—	9
Change in pension and post-retirement defined benefit plans	—	72	3	—	75
Other comprehensive income (loss) before income taxes	—	243	(140)	—	103
Income tax expense on above items	—	(43)	(1)	—	(44)
Equity accounted investments	59	(141)	—	82	—
Other comprehensive income (loss)	59	59	(141)	82	59
Comprehensive income	$970	$940	$135	$(1,075)	$970

Interim Condensed Consolidating Balance Sheets
As at June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$20	$31	$—	$51
Accounts receivable, net	—	510	176	—	686
Accounts receivable, inter-company	114	134	205	(453)	—
Short-term advances to affiliates	—	1,550	4,813	(6,363)	—
Materials and supplies	—	126	34	—	160
Other current assets	—	78	81	(56)	103
	114	2,418	5,340	(6,872)	1,000
Long-term advances to affiliates	1,090	5	90	(1,185)	—
Investments	—	25	168	—	193
Investments in subsidiaries	11,320	11,905	—	(23,225)	—
Properties	—	9,220	8,396	—	17,616
Goodwill and intangible assets	—	—	196	—	196
Pension asset	—	1,616	—	—	1,616
Other assets	—	55	9	—	64
Deferred income taxes	5	—	—	(5)	—
Total assets	$12,529	$25,244	$14,199	$(31,287)	$20,685
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$93	$871	$305	$(56)	$1,213
Accounts payable, inter-company	4	315	134	(453)	—
Short-term advances from affiliates	5,858	502	3	(6,363)	—
Long-term debt maturing within one year	—	547	—	—	547
	5,955	2,235	442	(6,872)	1,760
Pension and other benefit liabilities	—	669	80	—	749
Long-term advances from affiliates	—	1,180	5	(1,185)	—
Other long-term liabilities	—	101	117	—	218
Long-term debt	—	7,882	54	—	7,936
Deferred income taxes	—	1,857	1,596	(5)	3,448
Total liabilities	5,955	13,924	2,294	(8,062)	14,111
Shareholders’ equity
Share capital	2,013	1,037	6,308	(7,345)	2,013
Additional paid-in capital	45	1,650	148	(1,798)	45
Accumulated other comprehensive (loss) income	(1,673)	(1,674)	655	1,019	(1,673)
Retained earnings	6,189	10,307	4,794	(15,101)	6,189
	6,574	11,320	11,905	(23,225)	6,574
Total liabilities and shareholders’ equity	$12,529	$25,244	$14,199	$(31,287)	$20,685

Condensed Consolidating Balance Sheets
As at December 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$241	$97	$—	$338
Accounts receivable, net	—	508	179	—	687
Accounts receivable, inter-company	97	153	215	(465)	—
Short-term advances to affiliates	500	1,004	4,996	(6,500)	—
Materials and supplies	—	120	32	—	152
Other current assets	—	31	66	—	97
	597	2,057	5,585	(6,965)	1,274
Long-term advances to affiliates	590	—	410	(1,000)	—
Investments	—	27	155	—	182
Investments in subsidiaries	10,623	12,122	—	(22,745)	—
Properties	—	8,982	8,034	—	17,016
Goodwill and intangible assets	—	—	187	—	187
Pension asset	—	1,407	—	—	1,407
Other assets	—	56	13	—	69
Deferred income taxes	3	—	—	(3)	—
Total assets	$11,813	$24,651	$14,384	$(30,713)	$20,135
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$82	$844	$312	$—	$1,238
Accounts payable, inter-company	3	309	153	(465)	—
Short-term advances from affiliates	5,291	1,185	24	(6,500)	—
Long-term debt maturing within one year	—	746	—	—	746
	5,376	3,084	489	(6,965)	1,984
Pension and other benefit liabilities	—	672	77	—	749
Long-term advances from affiliates	—	1,000	—	(1,000)	—
Other long-term liabilities	—	108	123	—	231
Long-term debt	—	7,362	51	—	7,413
Deferred income taxes	—	1,802	1,522	(3)	3,321
Total liabilities	5,376	14,028	2,262	(7,968)	13,698
Shareholders’ equity
Share capital	2,032	1,037	6,730	(7,767)	2,032
Additional paid-in capital	43	1,643	259	(1,902)	43
Accumulated other comprehensive (loss) income	(1,741)	(1,742)	417	1,325	(1,741)
Retained earnings	6,103	9,685	4,716	(14,401)	6,103
	6,437	10,623	12,122	(22,745)	6,437
Total liabilities and shareholders’ equity	$11,813	$24,651	$14,384	$(30,713)	$20,135

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$83	$501	$328	$(201)	$711
Investing activities
Additions to properties	—	(276)	(137)	—	(413)
Proceeds from sale of properties and other assets	—	3	2	—	5
Advances to affiliates	—	(255)	(7)	262	—
Repurchase of share capital from affiliates	—	124	—	(124)	—
Cash used in investing activities	—	(404)	(142)	138	(408)
Financing activities
Dividends paid	(81)	(81)	(120)	201	(81)
Return of share capital to affiliates	—	—	(124)	124	—
Issuance of CP Common Shares	4	—	—	—	4
Purchase of CP Common Shares	(261)	—	—	—	(261)
Issuance of long-term debt, excluding commercial paper	—	638	—	—	638
Repayment of long-term debt, excluding commercial paper	—	(734)	—	—	(734)
Net issuance of commercial paper	—	53	—	—	53
Advances from affiliates	255	7	—	(262)	—
Cash used in financing activities	(83)	(117)	(244)	63	(381)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(3)	7	—	4
Cash position
Decrease in cash and cash equivalents	—	(23)	(51)	—	(74)
Cash and cash equivalents at beginning of period	—	43	82	—	125
Cash and cash equivalents at end of period	$—	$20	$31	$—	$51

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$95	$468	$239	$(191)	$611
Investing activities
Additions to properties	—	(192)	(154)	—	(346)
Proceeds from sale of properties and other assets	—	5	8	—	13
Advances to affiliates	(1,086)	(553)	(973)	2,612	—
Repayment of advances to affiliates	—	2	—	(2)	—
Capital contributions to affiliates	—	(945)	—	945	—
Other	—	1	(1)	—	—
Cash used in investing activities	(1,086)	(1,682)	(1,120)	3,555	(333)
Financing activities
Dividends paid	(73)	(73)	(118)	191	(73)
Issuance of share capital	—	—	945	(945)	—
Issuance of CP Common Shares	9	—	—	—	9
Purchase of CP Common Shares	(142)	—	—	—	(142)
Repayment of long-term debt, excluding commercial paper	—	(9)	—	—	(9)
Advances from affiliates	1,197	1,415	—	(2,612)	—
Repayment of advances from affiliates	—	—	(2)	2	—
Settlement of forward starting swaps on de-designation	—	(22)	—	—	(22)
Cash provided by (used in) financing activities	991	1,311	825	(3,364)	(237)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(2)	(2)	—	(4)
Cash position
Increase (decrease) in cash and cash equivalents	—	95	(58)	—	37
Cash and cash equivalents at beginning of period	—	83	118	—	201
Cash and cash equivalents at end of period	$—	$178	$60	$—	$238

Interim Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$148	$893	$463	$(396)	$1,108
Investing activities
Additions to properties	—	(398)	(256)	—	(654)
Proceeds from sale of properties and other assets	—	6	3	—	9
Advances to affiliates	—	(562)	—	562	—
Repayment of advances to affiliates	—	—	495	(495)	—
Repurchase of share capital from affiliates	—	547	—	(547)	—
Other	—	—	(1)	—	(1)
Cash (used in) provided by investing activities	—	(407)	241	(480)	(646)
Financing activities
Dividends paid	(163)	(163)	(233)	396	(163)
Return of share capital to affiliates	—	—	(547)	547	—
Issuance of CP Common Shares	12	—	—	—	12
Purchase of CP Common Shares	(559)	—	—	—	(559)
Issuance of long-term debt, excluding commercial paper	—	638	—	—	638
Repayment of long-term debt, excluding commercial paper	—	(739)	—	—	(739)
Net issuance of commercial paper	—	53	—	—	53
Advances from affiliates	562	—	—	(562)	—
Repayment of advances from affiliates	—	(495)	—	495	—
Cash used in financing activities	(148)	(706)	(780)	876	(758)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	10	—	9
Cash position
Decrease in cash and cash equivalents	—	(221)	(66)	—	(287)
Cash and cash equivalents at beginning of year	—	241	97	—	338
Cash and cash equivalents at end of year	$—	$20	$31	$—	$51

Interim Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$158	$553	$503	$(292)	$922
Investing activities
Additions to properties	—	(301)	(275)	—	(576)
Proceeds from sale of properties and other assets	—	6	10	—	16
Advances to affiliates	(1,238)	(551)	(1,107)	2,896	—
Capital contributions to affiliates	—	(1,013)	—	1,013	—
Other	—	6	(1)	—	5
Cash used in investing activities	(1,238)	(1,853)	(1,373)	3,909	(555)
Financing activities
Dividends paid	(146)	(146)	(146)	292	(146)
Issuance of share capital	—	—	1,013	(1,013)	—
Issuance of CP Common Shares	37	—	—	—	37
Purchase of CP Common Shares	(142)	—	—	—	(142)
Repayment of long-term debt, excluding commercial paper	—	(14)	—	—	(14)
Advances from affiliates	1,331	1,564	1	(2,896)	—
Settlement of forward starting swaps on de-designation	—	(22)	—	—	(22)
Cash provided by (used in) financing activities	1,080	1,382	868	(3,617)	(287)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(4)	(2)	—	(6)
Cash position
Increase (decrease) in cash and cash equivalents	—	78	(4)	—	74
Cash and cash equivalents at beginning of year	—	100	64	—	164
Cash and cash equivalents at end of year	$—	$178	$60	$—	$238

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and six months ended June 30, 2018 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2017 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Labour Disruptions

On April 18, 2018, CP received a 72-hour strike notice from the Teamsters Canada Rail Conference - Train & Engine (“TCRC”), representing approximately 3,000 conductors and locomotive engineers, and the International Brotherhood of Electrical Workers (“IBEW”), representing approximately 360 signal maintainers, of their respective plans to strike. At that time, CP commenced its work stoppage contingency plan to ensure a smooth, efficient and safe wind down of operations.
On April 20, 2018, CP reached an agreement with TCRC and IBEW to have the Canadian Industrial Relations Board administer a ratification vote on each of CP’s final offers, which averted a potential work stoppage. The ratification votes occurred from May 18 to May 25, 2018 and both offers were voted down.
On May 26, 2018, CP received another 72-hour strike notice from TCRC and IBEW, and again CP commenced its work stoppage contingency plans. On May 29, 2018, CP reached a tentative three-year agreement with IBEW and averted strike action by its members. This agreement was ratified by the IBEW membership on June 29, 2018, with 78% of members voting for ratification. On May 30, 2018, CP reached a tentative four-year agreement with TCRC and ended strike action which began at 22:00EST on May 29, 2018.
The wind-down of operations and return to full service levels following the strike notices caused disruption to the network, losses in potential revenue and costs related to labour disruptions.
Second Quarter of 2018 Results

•
Financial performance - In the second quarter of 2018, CP reported Diluted earnings per share ("EPS") of $3.04, a decrease of 7% as compared to 2017, primarily due to foreign exchange ("FX") losses on U.S. dollar-denominated debt in 2018 compared to gains in 2017, partially offset by higher volumes and higher income from defined benefit pension plans. Adjusted diluted EPS, which excludes FX on U.S. dollar-denominated debt, was $3.16 in the second quarter of 2018, an increase of 14% compared to the same period of 2017, primarily due to higher volumes, higher income from defined benefit pension plans and lower average outstanding shares due to the Company's share repurchase program. This was partially offset by higher fuel prices and the unfavourable impact of the change in FX.

CP reported Net income of $436 million in the second quarter of 2018, a decrease of 9% as compared to 2017, primarily due to the FX losses on U.S. dollar-denominated debt and the factors described above. Adjusted income, which excludes the FX losses on U.S. dollar-denominated debt and an income tax recovery, was $453 million in the second quarter of 2018, an increase of 11% compared to last year primarily due to higher volumes and higher income from defined benefit pension plans, partially offset by higher fuel prices and the unfavourable impact of the change in FX.

CP reported an Operating ratio of 64.2% in the second quarter of 2018, a 140 basis point increase as compared to last year's operating ratio. This increase was primarily due to higher fuel prices and the unfavourable impact of the change in FX, partially offset by the contribution from higher volumes.

Adjusted diluted EPS and Adjusted income are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Total revenues - Total revenues increased by 7% in the second quarter of 2018 to $1,750 million from $1,643 million in the same period of 2017. This increase was driven primarily by a 4% volume growth as measured in revenue ton miles ("RTMs"), increased freight rates and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX.

•
Operating performance - CP's average train speed decreased by 8% to 21.4 miles per hour and terminal dwell time increased by 16% to 6.7 hours as a result of network disruption from labour negotiations in the second quarter of 2018. Average train weight increased by 4% to 9,056 tons and average train length increased by 2% to 7,312 feet, primarily driven by continuous improvements in operating plan efficiency and mix of business. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•	On May 25, 2018, Mr. John Derry resigned from his position as Vice-President of Human Resources.

•
On May 23, 2018, the Transportation Modernization Act, also known as Bill C-49, was passed.  The bill included amendments to the Canada Transportation Act and the Railway Safety Act, among other acts, to: (1) replace the existing 160 kilometer extended interswitching limit and the competitive line rate provisions with a new long-haul interswitching regime; (2) modify the existing Level of Service remedy for shippers by instructing the Agency to determine, upon receipt of a complaint, if a railway company is fulfilling its common carrier obligation to provide “adequate and suitable accommodation” of traffic, if it is satisfied that the service provided is the “highest level of service that is reasonable in the circumstances”; (3) allow the existing Service Level Agreement arbitration remedy to include the consideration of reciprocal financial penalties; (4) increase the threshold for summary Final Offer Arbitrations from $750,000 to $2 million; (5) bifurcate the Volume-Related Composite Price Index component of the annual Maximum Revenue determination for transportation of regulated grain, to encourage hopper car investment by CP and CN; and (6) mandate the installation of locomotive voice and video recorders (“LVVRs”), with statutory permission for random access by railway companies and Transport Canada to the LVVR data in order to proactively strengthen railway safety in Canada.

•
Following the passage of Bill C-49, CP announced that it would invest more than a half-billion dollars over the next four years on new high-capacity grain hopper cars as part of its commitment to the North American agricultural sector.  As a result of this multi-year investment, CP now anticipates that 2018 capital expenditures will be $1.55 billion.

•
On May 10, 2018, CP announced an increase to the Company's quarterly dividend to $0.6500 per share from $0.5625 per share. The dividend is payable on July 30, 2018 to holders of record at the close of business on June 29, 2018.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2018	2017(1)	% Change	2018	2017(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	67,695	63,757	6	132,106	124,586	6
Train miles (thousands)	7,993	7,830	2	15,635	15,341	2
Average train weight – excluding local traffic (tons)	9,056	8,695	4	9,023	8,671	4
Average train length – excluding local traffic (feet)	7,312	7,138	2	7,272	7,141	2
Average terminal dwell (hours)	6.7	5.8	16	7.3	6.4	14
Average train speed (miles per hour, or "mph")	21.4	23.3	(8)	21.0	22.8	(8)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.960	0.979	(2)	0.971	0.995	(2)
Total Employees and Workforce
Total employees (average)	12,754	12,173	5	12,464	11,911	5
Total employees (end of period)	12,830	12,184	5	12,830	12,184	5
Workforce (end of period)	12,869	12,239	5	12,869	12,239	5
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.43	1.53	(7)	1.50	1.69	(11)
FRA train accidents per million train miles	0.80	1.18	(32)	0.99	1.02	(3)

(1)	Certain figures have been updated to reflect new information or have been revised to conform with current presentation.

Operations Performance

These key measures of operating performance reflect how effective CP’s management is at controlling costs and executing the
Company’s operating plan and strategy. CP continues to drive further productivity improvements in its operations, allowing the Company to deliver superior service and grow its business at low incremental cost.

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

•
A GTM is the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for the second quarter of 2018 were 67,695, an increase of 6% compared with 63,757 in the same period of 2017. This increase was primarily due to increased volumes of crude, Intermodal, Potash, and frac sand.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles increased by 2% for the second quarter of 2018 compared to the same period of 2017. This reflects the impact of a 6% increase in workload, partially offset by continuous improvements in train weight.

•
The average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight increased by 4% for the second quarter of 2018 compared to the same period of 2017. This increase was due to continuous improvements in operating plan efficiency combined with higher volumes of heavier commodities such as crude, Potash, and frac sand compared to the same period of 2017.

•
The average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased by 2% for the second quarter of 2018 compared to the same period of 2017. This is a result of improvements in operating plan efficiency and increased Intermodal and Potash volumes which move in longer trains. These improvements were partially offset by increased crude volumes which move in shorter, heavier trains.

•
The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell increased by 16% in the second quarter of 2018 compared to the same period of 2017. This unfavourable increase was primarily due to network disruptions from labour negotiations in 2018.

•
The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed decreased by 8% in the second quarter of 2018 compared to the same period of 2017. This unfavourable decrease was primarily due to network disruptions from labour negotiations in 2018.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs - freight and yard. Fuel efficiency improved by 2% in the second quarter of 2018 compared to the same period of 2017. This improvement in efficiency is primarily due to increased train capacity utilization as a result of volume growth.

Six Months Ended June 30, 2018 compared to the six months ended June 30, 2017

•
GTMs for the first six months of 2018 were 132,106 million, an increase of 6% compared to 124,586 million in the same period of 2017. This increase was primarily due to increased volumes of crude, Intermodal, Potash and frac sand.

•
Train miles increased by 2% for the first six months of 2018 compared to the same period of 2017. This reflects the impact of higher volumes, partially offset by continuous improvements in train weights.

•
Average train weight increased by 4% for the first six months of 2018 compared to the same period of 2017. This is a result of improvements in operating plan efficiency combined with higher volumes of heavier commodities such as crude, Potash, and frac sand.

•
Average train length increased by 2% for the first six months of 2018 from the same period of 2017. This increase is primarily due to improvements in operating plan efficiency and increased Intermodal and Potash volumes, which move in longer trains.

•
Average terminal dwell increased by 14% in the first six months of 2018 compared to the same period of 2017. This unfavourable increase was primarily due to the network disruptions from labour negotiations in the second quarter of 2018 and harsher winter operating conditions in the first quarter of 2018.

•
Average train speed decreased by 8% in the first six months of 2018 compared to the same period of 2017. This unfavourable decrease was primarily due to the network disruptions from labour negotiations in the second quarter of 2018 and harsher winter operating conditions in the first quarter of 2018.

•
Fuel efficiency improved by 2% in the first six months of 2018 compared to the same period of 2017. This improvement in efficiency is primarily due to increased train capacity utilization as a result of volume growth.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time or seasonal employment with CP. The average number of total employees increased by 5% in the first three and six months of 2018, compared to the same periods of 2017.

The workforce is defined as total employees plus contractors and consultants. The Company's total workforce as at June 30, 2018, was 12,869, an increase of 627, when compared to 12,242 as at December 31, 2017. As at June 30, 2018, the total workforce increased by 630, or 5%, compared to June 30, 2017. The increases in the number of total employees and workforce is to accommodate current and anticipated volume growth.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.43 in the second quarter of 2018, a decrease from 1.53 in the same period of 2017. For the first six months of 2018, the FRA personal injury rate per 200,000 employee-hours for CP was 1.50 , a decrease from 1.69 in the same period of 2017.

The FRA train accidents per million train miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train miles was 0.80 in the second quarter of 2018, a decrease from 1.18 in the same period of 2017. For the first six months of 2018, FRA train accidents per million train miles was 0.99, a decrease from 1.02 in the same period of 2017.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and six months ended June 30, 2018 and the comparative figures in 2017. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2018	2017	2018	2017
Financial Performance
Revenues	$1,750	$1,643	$3,412	$3,246
Operating income(1)	627	611	1,167	1,215
Adjusted operating income(1)(2)	627	611	1,167	1,164
Net income	436	480	784	911
Adjusted income(2)	453	407	843	775
Basic EPS	3.05	3.28	5.46	6.22
Diluted EPS	3.04	3.27	5.44	6.20
Adjusted diluted EPS(2)	3.16	2.77	5.85	5.27
Dividends declared per share	0.6500	0.5625	1.2125	1.0625
Cash provided by operating activities	711	611	1,108	922
Free cash(2)	331	274	495	361
	As at June 30, 2018		As at December 31, 2017
Financial Position
Total assets	$20,685		$20,135
Total long-term debt, including current portion	8,483		8,159
Shareholders’ equity	6,574		6,437
	For the twelve months ended June 30
	2018		2017
Financial Ratios
Return on invested capital ("ROIC")(2)	18.9%		14.8%
Adjusted ROIC(2)	14.1%		14.7%
	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Operating ratio(1)(3)	64.2%	62.8%	65.8%	62.6%
Adjusted operating ratio(1)(2)	64.2%	62.8%	65.8%	64.2%

(1)	2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

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

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Income

Operating income was $627 million in the second quarter of 2018, an increase of $16 million, or 3%, from $611 million in the same period of 2017. This increase was primarily due to higher volumes.

This increase was partially offset by:

•	the unfavourable impact of the change in FX of $16 million;

•	higher fuel prices; and

•	wage and benefit inflation.

Net income was $436 million in the second quarter of 2018, a decrease of $44 million, or 9%, from $480 million in the same period of 2017. This decrease was primarily due to the unfavourable impact of FX translation on U.S. dollar-denominated debt. This decrease was partially offset by higher income from other components of net periodic benefit recoveries and higher operating income.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $453 million in the second quarter of 2018, an increase of $46 million, or 11%, from $407 million in the same period of 2017. This increase was primarily due to higher income from other components of net periodic benefit recoveries and higher operating income.

Diluted Earnings per Share

Diluted earnings per share was $3.04 in the second quarter of 2018, a decrease of $0.23, or 7%, from $3.27 in the same period of 2017. This decrease was primarily due to lower Net income, partially offset by lower average outstanding shares due to the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $3.16 in the second quarter of 2018, an increase of $0.39, or 14%, from $2.77 in the same period of 2017. This increase was primarily due to higher Adjusted income and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 64.2% in the second quarter of 2018, a 140 basis point increase from 62.8% in the same period of 2017. This increase was primarily due to higher fuel prices, partially offset by the contribution from higher volumes.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 18.9% for the twelve months ended June 30, 2018, a 410 basis point increase compared to 14.8% for the twelve months ended June 30, 2017. The increase was due to:

•	lower tax expense due to income tax rate changes;

•	higher other components of net periodic benefit recoveries; and

•	favourable FX translation on U.S. dollar-denominated debt.

This increase is partially offset by a higher invested capital base due to higher Retained earnings from Net income.

Adjusted ROIC was 14.1% for the twelve months ended June 30, 2018, a 60 basis point decrease compared to 14.7% for the twelve months ended June 30, 2017. This decrease was primarily due to the increase in adjusted average Shareholders' equity primarily due to higher Net income, partially offset by higher other components of net periodic benefit recoveries. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Income

Operating income was $1,167 million in the first six months of 2018, a decrease of $48 million, or 4%, from $1,215 million in the same period of 2017. This decrease was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	the unfavourable impact of the change in FX of $32 million;

•	wage and benefit inflation;

•	harsher winter operating conditions in the first quarter; and

•	the unfavourable impact of higher fuel prices.

This decrease was partially offset by higher volumes and efficiencies generated from improved operating performance and asset utilization.

Adjusted operating income was $1,167 million in the first six months of 2018, an increase of $3 million from $1,164 million in the first six months of 2017. This increase reflects the same factors discussed above, except that Adjusted operating income in 2017 excludes the management transition recovery of $51 million.

Net income was $784 million in the first six months of 2018, a decrease of $127 million, or 14%, from $911 million in the same period of 2017. This decrease was primarily due to the unfavourable impact of FX translation on U.S. dollar-denominated debt. This decrease was partially offset by higher income from other components of net periodic benefit recoveries.

Adjusted income was $843 million in the first six months of 2018, an increase of $68 million, or 9%, from $775 million in the same period of 2017. This increase was primarily due to higher income from other components of net periodic benefits recoveries.

Diluted Earnings per Share

Diluted earnings per share was $5.44 in the first six months of 2018, a decrease of $0.76, or 12%, from $6.20 in the same period of 2017. This decrease was primarily due to lower net income, partially offset by lower average outstanding shares due to the Company’s share repurchase program.

Adjusted diluted EPS was $5.85 in the first six months of 2018, an increase of $0.58, or 11%, from $5.27 in the same period of 2017. This increase was primarily due to higher Adjusted income and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 65.8% in the first six months of 2018, a 320 basis point increase from 62.6% in the same period of 2017. This increase was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	the unfavourable impact of higher fuel prices;

•	wage and benefit inflation; and

•	harsher winter operating conditions in the first quarter.

This increase was partially offset by higher volumes.

Adjusted operating ratio was 65.8% in the first six months of 2018, a 160 basis point increase from 64.2% in the same period of 2017. This increase reflects the same factors discussed above except that Adjusted operating ratio for 2017 excludes the impact of the management transition recovery of 160 basis points.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. The following tables indicate the average and periodic exchange rates when converting U.S. dollars to Canadian dollars for the three and six months ended June 30, 2018 and the comparative periods in 2017.

Average exchange rates (Canadian/U.S. dollar)	2018	2017
For the three months ended - June 30	$1.29	$1.35
For the six months ended - June 30	$1.28	$1.33

Exchange rates (Canadian/U.S. dollar)	2018	2017
Beginning of year - January 1	$1.25	$1.34
Beginning of quarter - April 1	$1.29	$1.33
End of quarter - June 30	$1.32	$1.30

In the second quarter of 2018, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $35 million, a decrease in total operating expenses of $19 million and a decrease in interest expense of $5 million from the same period in 2017.

In the first six months of 2018, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $72 million, a decrease in total operating expenses of $40 million and a decrease in interest expense of $9 million from the same period in 2017.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three and six months ended June 30, 2018 and the comparative periods in 2017.

Average Fuel Price (U.S. dollars per U.S. gallon)	2018	2017
For the three months ended - June 30	$2.79	$2.02
For the six months ended - June 30	$2.74	$2.06

The impact of fuel price on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the second quarter of 2018, the impact of higher fuel prices resulted in an increase in total revenues of $50 million and an increase in total operating expenses of $62 million from the same period in 2017.

In the first six months of 2018, the impact of higher fuel prices resulted in an increase in total revenues of $92 million and an increase in total operating expenses of $102 million from the same period in 2017.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share Price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") for the three and six months ended June 30, 2018 and the comparative periods in 2017.

TSX (in Canadian dollars)	2018	2017
Opening Common Share Price, as at January 1	$229.66	$191.56
Ending Common Share Price, as at March 31	$227.20	$195.35
Ending Common Share Price, as at June 30	$240.92	$208.65
Change in Common Share Price for the three months ended June 30	$13.72	$13.30
Change in Common Share Price for the six months ended June 30	$11.26	$17.09

NYSE (in U.S. dollars)	2018	2017
Opening Common Share Price, as at January 1	$182.76	$142.77
Ending Common Share Price, as at March 31	$176.50	$146.92
Ending Common Share Price, as at June 30	$183.02	$160.81
Change in Common Share Price for the three months ended June 30	$6.52	$13.89
Change in Common Share Price for the six months ended June 30	$0.26	$18.04

In the second quarter of 2018, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $4 million compared to an increase of $6 million in the same period in 2017.

In the first six months of 2018, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $2 million compared to an increase of $8 million in the same period in 2017.

The impact of share price on stock-based compensation is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Share Price Impact on Stock-Based Compensation section.

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents and crew costs. Non-freight revenues are generated from leasing of certain assets, switching fees, contracts with passenger service operators, and logistical management services.

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,709	$1,598	$111	7	9
Non-freight revenues (in millions)	41	45	(4)	(9)	(7)
Total revenues (in millions)	$1,750	$1,643	$107	7	9
Carloads (in thousands)(3)	678.8	663.6	15.2	2	N/A
Revenue ton-miles (in millions)	37,565	35,999	1,566	4	N/A
Freight revenue per carload (in dollars)	$2,519	$2,409	$110	5	7
Freight revenue per revenue ton-mile (in cents)	4.55	4.44	0.11	2	5

(1)
Freight revenues include fuel surcharge revenues of $113 million in 2018 and $59 million in 2017. 2018 and 2017 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

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

•
Freight revenues were $1,709 million in the second quarter of 2018, an increase of $111 million, or 7%, from $1,598 million in the same period of 2017. This increase was primarily due to higher volumes, as measured by RTMs, of crude, Intermodal, Potash, and frac sand and the favourable impact of higher fuel surcharge revenue as a result of higher fuel prices of $50 million. This increase was partially offset by lower volumes of Coal and Grain and the unfavourable impact of the change in FX of $34 million.

•
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the second quarter of 2018 were 37,565 million, an increase of 4% compared with 35,999 million in the same period of 2017. This increase was primarily due to increases in crude, Intermodal, Potash, and frac sand, partially offset by decreases in Coal and Grain.

•
Non-freight revenues were $41 million in the second quarter of 2018, a decrease of $4 million, or 9%, from $45 million in the same period of 2017. This decrease was primarily due to lower passenger revenues following the expiration of a passenger service contract in 2017.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$3,334	$3,161	$173	5	8
Non-freight revenues (in millions)	78	85	(7)	(8)	(7)
Total revenues (in millions)	$3,412	$3,246	$166	5	7
Carloads (in thousands)(3)	1,327.9	1,288.8	39.1	3	N/A
Revenue ton-miles (in millions)	73,920	70,211	3,709	5	N/A
Freight revenue per carload (in dollars)	$2,511	$2,453	$58	2	5
Freight revenue per revenue ton-mile (in cents)	4.51	4.50	0.01	—	3

(1)
Freight revenues include fuel surcharge revenues of $214 million in 2018 and $112 million in 2017. 2018 and 2017 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

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

•
Freight revenues were $3,334 million in the first six months of 2018, an increase of $173 million, or 5%, from $3,161 million in the same period of 2017. This increase was primarily due to higher volumes, as measured by RTMs, of crude, Intermodal, Potash, and frac sand and the favourable impact of higher fuel surcharge revenue as a result of higher fuel prices of $92 million. This increase was partially offset by lower volumes of Grain and Coal and the unfavourable impact of the change in FX of $71 million.

•
RTMs for the first six months of 2018 were 73,920 million, an increase of 5% compared with 70,211 million in the same period of 2017. This increase was primarily due to increases in crude, Intermodal, Potash, and frac sand, partially offset by decreases in Grain and Coal.

•
Non-freight revenues were $78 million in the first six months of 2018, a decrease of $7 million, or 8%, from $85 million in the same period of 2017. This decrease was primarily due to lower passenger revenues following the expiration of a passenger service contract in 2017.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through price indices, tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues include fuel surcharge revenues of $113 million in the second quarter of 2018, an increase of $54 million, or 92%, from $59 million in the same period in 2017. This increase was primarily due to higher fuel prices, which represented $50 million of the change. In the first six months of 2018, fuel surcharge revenues were $214 million, an increase of $102 million, or 91%, from $112 million in the same period of 2017. This increase was primarily due to higher fuel prices, which represented $92 million of the change.

Lines of Business

Grain

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$372	$363	$9	2	4
Carloads (in thousands)	109.4	111.0	(1.6)	(1)	N/A
Revenue ton-miles (in millions)	8,960	9,264	(304)	(3)	N/A
Freight revenue per carload (in dollars)	$3,406	$3,273	$133	4	6
Freight revenue per revenue ton-mile (in cents)	4.16	3.92	0.24	6	8

Grain revenue was $372 million in the second quarter of 2018, an increase of $9 million, or 2%, from $363 million in the same period of 2017. The increase in revenue was primarily due to higher freight revenue per revenue ton-mile and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by the unfavourable impact of the change in FX and lower volumes of regulated Canadian grain to Vancouver and Thunder Bay. The increase in freight revenue per RTM was a result of higher freight rates. RTMs decreased more than carloads due to moving proportionately less regulated Canadian grain, which has a longer length of haul.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$729	$756	$(27)	(4)	(1)
Carloads (in thousands)	207.1	217.6	(10.5)	(5)	N/A
Revenue ton-miles (in millions)	17,689	18,647	(958)	(5)	N/A
Freight revenue per carload (in dollars)	$3,521	$3,476	$45	1	3
Freight revenue per revenue ton-mile (in cents)	4.12	4.06	0.06	1	4

Grain revenue was $729 million in the first six months of 2018, a decrease of $27 million, or 4%, from $756 million in the same period of 2017. The decrease in revenue was primarily due to lower volumes of regulated Canadian grain due to harsher winter operating conditions, lower volumes of U.S. wheat primarily to the U.S. Pacific North West, and the unfavourable impact of the change in FX. This decrease was partially offset by higher freight rates and higher fuel surcharge revenue as a result of higher fuel prices.

Coal

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$164	$165	$(1)	(1)	(1)
Carloads (in thousands)	77.1	81.6	(4.5)	(6)	N/A
Revenue ton-miles (in millions)	5,675	6,098	(423)	(7)	N/A
Freight revenue per carload (in dollars)	$2,118	$2,030	$88	4	5
Freight revenue per revenue ton-mile (in cents)	2.88	2.72	0.16	6	6

Coal revenue was $164 million in the second quarter of 2018, a decrease of $1 million, or 1%, from $165 million in the same period of 2017. This decrease was primarily due to lower volumes of Canadian export coal and the unfavourable impact of the change in FX. This decrease was partially offset by higher fuel surcharge revenues as a result of higher fuel prices and higher freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates and increased shorter haul U.S. coal volumes.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$315	$313	$2	1	1
Carloads (in thousands)	149.9	152.0	(2.1)	(1)	N/A
Revenue ton-miles (in millions)	10,893	11,221	(328)	(3)	N/A
Freight revenue per carload (in dollars)	$2,099	$2,061	$38	2	2
Freight revenue per revenue ton-mile (in cents)	2.89	2.79	0.10	4	4

Coal revenue was $315 million in the first six months of 2018, an increase of $2 million, or 1%, from $313 million in the same period of 2017. This increase was primarily due to higher fuel surcharge revenues as a result of higher fuel prices and higher freight revenue per revenue ton-mile. This increase was partially offset by the unfavourable impact of the change in FX and lower volumes of Canadian export coal. Freight revenue per revenue ton-mile increased due to higher freight rates and increased shorter haul U.S. coal volumes.

Potash

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$116	$109	$7	6	8
Carloads (in thousands)	37.8	36.9	0.9	2	N/A
Revenue ton-miles (in millions)	4,425	4,159	266	6	N/A
Freight revenue per carload (in dollars)	$3,051	$2,946	$105	4	6
Freight revenue per revenue ton-mile (in cents)	2.61	2.61	—	—	2

Potash revenue was $116 million in the second quarter of 2018, an increase of $7 million, or 6%, from $109 million in the same period of 2017. This increase was primarily due to higher export potash volumes and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more export potash to Vancouver, which has a longer length of haul.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$228	$207	$21	10	13
Carloads (in thousands)	75.1	68.3	6.8	10	N/A
Revenue ton-miles (in millions)	8,806	7,836	970	12	N/A
Freight revenue per carload (in dollars)	$3,031	$3,031	$—	—	3
Freight revenue per revenue ton-mile (in cents)	2.58	2.64	(0.06)	(2)	—

Potash revenue was $228 million in the first six months of 2018, an increase of $21 million, or 10%, from $207 million in the same period of 2017. This increase was primarily due to higher export potash volumes and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more export potash to Vancouver, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$55	$70	$(15)	(21)	(18)
Carloads (in thousands)	13.2	15.3	(2.1)	(14)	N/A
Revenue ton-miles (in millions)	906	1,011	(105)	(10)	N/A
Freight revenue per carload (in dollars)	$4,228	$4,527	$(299)	(7)	(4)
Freight revenue per revenue ton-mile (in cents)	6.12	6.87	(0.75)	(11)	(8)

Fertilizers and sulphur revenue was $55 million in the second quarter of 2018, a decrease of $15 million, or 21%, from $70 million in the same period of 2017. This decrease was primarily due to lower fertilizer volumes and the unfavourable impact of the change in FX, partially offset by higher fuel surcharge revenue as a result of higher fuel prices. Freight revenue per revenue ton-mile decreased due to moving proportionately less wet fertilizer and more sulphur volumes from Canada to the U.S., which have a longer length of haul.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$116	$129	$(13)	(10)	(7)
Carloads (in thousands)	28.1	29.4	(1.3)	(4)	N/A
Revenue ton-miles (in millions)	1,967	1,973	(6)	—	N/A
Freight revenue per carload (in dollars)	$4,146	$4,378	$(232)	(5)	(2)
Freight revenue per revenue ton-mile (in cents)	5.91	6.53	(0.62)	(9)	(7)

Fertilizers and sulphur revenue was $116 million in the first six months of 2018, a decrease of $13 million, or 10%, from $129 million in the same period of 2017. This decrease was primarily due to lower fertilizer volumes and the unfavourable impact of the change in FX, partially offset by higher fuel surcharge revenue as a result of higher fuel prices. Freight revenue per revenue ton-mile decreased due to moving proportionately less wet fertilizer and more sulphur volumes from Canada to the U.S., which have a longer length of haul.

Forest Products

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$69	$68	$1	1	5
Carloads (in thousands)	16.9	16.3	0.6	4	N/A
Revenue ton-miles (in millions)	1,211	1,131	80	7	N/A
Freight revenue per carload (in dollars)	$4,134	$4,182	$(48)	(1)	2
Freight revenue per revenue ton-mile (in cents)	5.77	6.01	(0.24)	(4)	(1)

Forest products revenue was $69 million in the second quarter of 2018, an increase of $1 million, or 1%, from $68 million in the same period of 2017. This increase was due to higher volumes of wood pulp and paper products, and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to increased volumes of longer haul export wood pulp from Eastern Canada to the U.S.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$135	$135	$—	—	3
Carloads (in thousands)	33.6	32.6	1.0	3	N/A
Revenue ton-miles (in millions)	2,333	2,233	100	4	N/A
Freight revenue per carload (in dollars)	$4,036	$4,155	$(119)	(3)	1
Freight revenue per revenue ton-mile (in cents)	5.80	6.06	(0.26)	(4)	(1)

Forest products revenue was $135 million in the first six months of 2018, unchanged from the same period of 2017. This was due to higher volumes of wood pulp and paper products, and higher fuel surcharge revenue as a result of higher fuel prices, offset by the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to increased volumes of longer haul export wood pulp from Eastern Canada to the U.S.

Energy, Chemicals and Plastics

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$278	$216	$62	29	33
Carloads (in thousands)	79.1	62.7	16.4	26	N/A
Revenue ton-miles (in millions)	6,405	4,970	1,435	29	N/A
Freight revenue per carload (in dollars)	$3,509	$3,431	$78	2	5
Freight revenue per revenue ton-mile (in cents)	4.34	4.33	0.01	—	3

Energy, chemicals and plastics revenue was $278 million in the second quarter of 2018, an increase of $62 million, or 29%, from $216 million in the same period of 2017. This increase was primarily due to higher volumes of crude and liquefied petroleum gas ("L.P.G."), and higher fuel surcharge revenue as a result of higher fuel prices, partly offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more crude, which has a longer length of haul.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$535	$443	$92	21	25
Carloads (in thousands)	153.3	129.3	24.0	19	N/A
Revenue ton-miles (in millions)	12,562	10,310	2,252	22	N/A
Freight revenue per carload (in dollars)	$3,489	$3,421	$68	2	5
Freight revenue per revenue ton-mile (in cents)	4.26	4.29	(0.03)	(1)	2

Energy, chemicals and plastics revenue was $535 million in the first six months of 2018, an increase of $92 million, or 21%, from $443 million in the same period of 2017. This increase was primarily due to higher volumes of crude and L.P.G., and higher fuel surcharge revenue as a result of higher fuel prices, partly offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more crude, which has a longer length of haul.

Metals, Minerals and Consumer Products

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$204	$190	$14	7	10
Carloads (in thousands)	66.0	63.4	2.6	4	N/A
Revenue ton-miles (in millions)	3,164	2,922	242	8	N/A
Freight revenue per carload (in dollars)	$3,087	$3,011	$76	3	6
Freight revenue per revenue ton-mile (in cents)	6.43	6.52	(0.09)	(1)	2

Metals, minerals and consumer products revenue was $204 million in the second quarter of 2018, an increase of $14 million, or 7%, from $190 million in the same period of 2017. This increase was primarily due to higher frac sand and steel volumes and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more steel volumes, which have a longer length of haul.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$387	$360	$27	8	11
Carloads (in thousands)	124.6	122.9	1.7	1	N/A
Revenue ton-miles (in millions)	6,088	5,482	606	11	N/A
Freight revenue per carload (in dollars)	$3,105	$2,934	$171	6	10
Freight revenue per revenue ton-mile (in cents)	6.35	6.57	(0.22)	(3)	—

Metals, minerals and consumer products revenue was $387 million in the first six months of 2018, an increase of $27 million, or 8%, from $360 million in the same period of 2017. This increase was primarily due to higher frac sand and steel volumes and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more steel volumes, which have a longer length of haul.

Automotive

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$91	$79	$12	15	21
Carloads (in thousands)	30.1	27.8	2.3	8	N/A
Revenue ton-miles (in millions)	399	360	39	11	N/A
Freight revenue per carload (in dollars)	$3,006	$2,831	$175	6	10
Freight revenue per revenue ton-mile (in cents)	22.73	21.82	0.91	4	8

Automotive revenue was $91 million in the second quarter of 2018, an increase of $12 million, or 15%, from $79 million in the same period of 2017. This increase was primarily due to higher volumes of trucks and machinery, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight revenue per revenue ton-mile. This increase is partially offset by the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs increased more than carloads due to moving proportionately more volume from Vancouver to Eastern Canada, which has a longer length of haul traffic.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$162	$155	$7	5	9
Carloads (in thousands)	55.6	54.9	0.7	1	N/A
Revenue ton-miles (in millions)	704	700	4	1	N/A
Freight revenue per carload (in dollars)	$2,908	$2,812	$96	3	8
Freight revenue per revenue ton-mile (in cents)	22.99	22.05	0.94	4	9

Automotive revenue was $162 million in the first six months of 2018, an increase of $7 million, or 5%, from $155 million in the same period of 2017. This increase was primarily due to higher volumes of trucks and machinery, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight revenue per revenue ton-mile. This increase is partially offset by the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates.

Intermodal

For the three months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$360	$338	$22	7	8
Carloads (in thousands)	249.2	248.6	0.6	—	N/A
Revenue ton-miles (in millions)	6,420	6,084	336	6	N/A
Freight revenue per carload (in dollars)	$1,449	$1,362	$87	6	8
Freight revenue per revenue ton-mile (in cents)	5.62	5.56	0.06	1	2

Intermodal revenue was $360 million in the second quarter of 2018, an increase of $22 million, or 7%, from $338 million in the same period of 2017. This increase was primarily due to higher international volumes through the Port of Vancouver, higher wholesale domestic volumes, as well as higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more wholesale domestic intermodal volumes, which have a longer length of haul.

For the six months ended June 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$727	$663	$64	10	11
Carloads (in thousands)	500.6	481.8	18.8	4	N/A
Revenue ton-miles (in millions)	12,878	11,809	1,069	9	N/A
Freight revenue per carload (in dollars)	$1,453	$1,376	$77	6	7
Freight revenue per revenue ton-mile (in cents)	5.65	5.61	0.04	1	2

Intermodal revenue was $727 million in the first six months of 2018, an increase of $64 million, or 10%, from $663 million in the same period of 2017. This increase was primarily due to higher international volumes through the Port of Vancouver, higher wholesale domestic volumes, as well as higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more wholesale domestic intermodal volumes, which have a longer length of haul.

Operating Expenses

For the three months ended June 30 (in millions)	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Compensation and benefits(1)	$351	$345	$6	2	3
Fuel	230	160	70	44	48
Materials	53	48	5	10	10
Equipment rents	33	37	(4)	(11)	(6)
Depreciation and amortization	172	165	7	4	6
Purchased services and other	284	277	7	3	5
Total operating expenses(1)	$1,123	$1,032	$91	9	11
(1) 2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,123 million in the second quarter of 2018, an increase of $91 million, or 9%, from $1,032 million in the same period of 2017. This increase was primarily due to:

•	the unfavourable impact of increases in fuel price of $62 million;

•	higher volume variable expenses; and

•	wage and benefit inflation.

This increase was partially offset by the favourable impact of the change in FX of $19 million.

For the six months ended June 30 (in millions)	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Compensation and benefits(1)	$725	$645	$80	12	14
Fuel	445	330	115	35	39
Materials	108	97	11	11	13
Equipment rents	66	73	(7)	(10)	(6)
Depreciation and amortization	342	331	11	3	5
Purchased services and other	559	555	4	1	3
Total operating expenses(1)	$2,245	$2,031	$214	11	13
(1) 2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2) FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted variance is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $2,245 million in the first six months of 2018, an increase of $214 million, or 11%, from $2,031 million in the same period of 2017. This increase was primarily due to:

•	the unfavourable impact of increases in fuel price of $102 million;

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	higher volume variable expenses;

•	wage and benefit inflation; and

•	harsher winter operating conditions.

This increase was partially offset by the favourable impact of the change in FX of $40 million and efficiencies generated from improved operating performance and asset utilization.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $351 million in the second quarter of 2018, an increase of $6 million, or 2%, from $345 million in the same period of 2017. This increase was primarily due to:

•	higher volume variable expenses as a result of an increase in workload as measured by GTMs;

•	wage and benefit inflation;

•	higher incentive compensation; and

•	higher pension current service cost.

This increase was partially offset by the favourable impact of the change in FX and the benefit of operational efficiencies.

Compensation and benefits expense was $725 million in the first six months of 2018, an increase of $80 million, or 12%, from $645 million in the same period of 2017. This increase was primarily due to:

•	management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	wage and benefit inflation;

•	higher volume variable expenses as a result of an increase in workload as measured by GTMs;

•	higher incentive compensation;

•	harsher winter operating conditions; and

•	higher pension current service cost.

This increase was partially offset by the benefit of operational efficiencies and the favourable impact of the change in FX.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $230 million in the second quarter of 2018, an increase of $70 million, or 44%, from $160 million in the same period of 2017. This increase was primarily due to:

•	unfavourable impact of $62 million from higher fuel prices;

•	increase in workload, as measured by GTMs; and

•	2017 fuel tax recovery related to prior periods of $8 million.

This increase was partially offset by the favourable impact of the change in FX of $5 million and improvements in fuel efficiency of approximately 2%.

Fuel expense was $445 million in the first six months of 2018, an increase of $115 million, or 35%, from $330 million in the same period of 2017. This increase was primarily due to:

•	unfavourable impact of $102 million from higher fuel prices;

•	increase in workload, as measured by GTMs; and

•	2017 fuel tax recovery related to prior periods of $8 million.

This increase was partially offset by the favourable impact of the change in FX of $11 million and improvements in fuel efficiency of approximately 2%.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car and building maintenance and software sustainment. Materials expense was $53 million in the second quarter of 2018, an increase of $5 million, or 10%, from $48 million in the same period of 2017. This increase was primarily due to higher materials consumed on locomotive maintenance and servicing as well as higher wheel expenses net of recoveries on other railroads' car repairs.

This increase was partially offset by lower materials on non-wheel car repairs.

Materials expense was $108 million in the first six months of 2018, an increase of $11 million, or 11%, from $97 million in the same period of 2017. This increase was primarily due to:

•	higher wheel expenses net of recoveries on other railroads' car repairs, partially driven by harsher winter operating conditions;

•	higher materials consumed on locomotive maintenance and servicing; and

•	non-locomotive fuel costs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $33 million in the second quarter of 2018, a decrease of $4 million, or 11%, from $37 million in the same period of 2017. This decrease was primarily due to the purchase or return of leased freight cars reducing rental expense. This decrease was partially offset by higher car hire payments for the use of other roads' equipment due to higher volumes and a decrease in network speed.

Equipment rents expense was $66 million in the first six months of 2018, a decrease of $7 million, or 10%, from $73 million in the same period of 2017. This decrease was primarily due to the purchase or return of leased freight cars reducing rental expense. This decrease was partially offset by higher car hire payments for the use of other roads' equipment due to higher volumes and a decrease in network speed.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $172 million in the second quarter of 2018, an increase of $7 million, or 4%, from $165 million in the same period of 2017. This increase was primarily due to a higher depreciable asset base partially offset by the favourable impact of the change in FX of $2 million.

Depreciation and amortization expense was $342 million in the first six months of 2018, an increase of $11 million, or 3%, from $331 million in the same period of 2017. This increase was primarily due to a higher depreciable asset base partially offset by the favourable impact of the change in FX of $4 million.

Purchased Services and Other

For the three months ended June 30 (in millions)	2018	2017	Total Change	% Change
Support and facilities	$65	$69	$(4)	(6)
Track and operations	74	69	5	7
Intermodal	54	48	6	13
Equipment	40	44	(4)	(9)
Casualty	17	15	2	13
Property taxes	33	32	1	3
Other	1	1	—	—
Land sales	—	(1)	1	(100)
Total Purchased services and other	$284	$277	$7	3

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $284 million in the second quarter of 2018, an increase of $7 million, or 3%, from $277 million in the same period of 2017. This increase was primarily due to:

•	higher environmental expenses, reported in Casualty;

•	higher intermodal expenses related to pickup and delivery, reported in Intermodal;

•	higher property taxes due to higher tax rates;

•	costs related to labour negotiations in the second quarter; and

•	higher bad debt expense, reported in Other.

This increase was partially offset by the favourable impact of the change in FX of $6 million and lower engine overhaul expenses due to the capital nature of overhaul activities in 2018, reported in Equipment.

For the six months ended June 30 (in millions)	2018	2017	Total Change	% Change
Support and facilities	$131	$136	$(5)	(4)
Track and operations	146	135	11	8
Intermodal	107	95	12	13
Equipment	74	85	(11)	(13)
Casualty	34	35	(1)	(3)
Property taxes	67	64	3	5
Other	2	8	(6)	(75)
Land sales	(2)	(3)	1	(33)
Total Purchased services and other	$559	$555	$4	1

Purchased services and other expense was $559 million in the first six months of 2018, an increase of $4 million, or 1%, from $555 million in the same period of 2017. This increase was primarily due to:

•	higher intermodal expenses related to pickup and delivery, reported in Intermodal;

•	higher property taxes due to higher tax rates;

•	weather related impacts including higher snow removal, reported in Track and operations and Intermodal;

•	costs related to labour negotiations in the second quarter; and

•	higher bad debt expense, reported in Other.

This increase was partially offset by:

•	the favourable impact of the change in FX of $12 million;

•	lower engine overhaul expenses due to the capital nature of overhaul activities in 2018, reported in Equipment; and

•	charges related to assets held for sale in 2017, reported in Other.

Other Income Statement Items

Other Income and Charges

Other income and charges consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income and other non-operating expenditures. Other income and charges was an expense of $52 million in the second quarter of 2018, compared to a gain of $61 million in the same period of 2017, a change of $113 million, or 185%. This change was primarily due to the unfavourable impact of FX translation of $44 million on U.S. dollar-denominated debt during the second quarter of 2018, compared to the favourable impact of FX translation of $67 million in the same period of 2017 and a $10 million insurance recovery of legal costs in 2017. These unfavourable changes were partially offset by a $13 million charge on the settlement and roll of the forward starting swaps in 2017. These items are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other income and charges was an expense of $103 million in the first six months of 2018, compared to a gain of $89 million in the same period of 2017, a change of $192 million, or 216%. This change was primarily due to the unfavourable impact of FX translation of $93 million on U.S. dollar-denominated debt in the first six months of 2018, compared to the favourable impact of FX translation of $95 million in the same period of 2017 and a $10 million insurance recovery of legal costs in 2017. These unfavourable changes were partially offset by a $13 million charge on the settlement and roll of the forward starting swaps in 2017.

Other Components of Net Periodic Benefit

Other components of net periodic benefit was a recovery of $95 million in the second quarter of 2018, compared to a recovery of $68 million in the same period of 2017, a change of $27 million or 40%. Other components of net periodic benefit was a recovery of $191 million in the first six months of 2018, compared to a recovery of $135 million in the same period of 2017, a change of $56 million or 41%. These changes were primarily due to an increase in the expected return on fund assets and a decrease in the recognized net actuarial loss.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $112 million in the second quarter of 2018, a decrease of $10 million, or 8%, from $122 million in the same period of 2017. This decrease was primarily due to the favourable impact of the change in FX of $5 million, higher capitalized interest compared to the same period of 2017 and a $2 million net decrease in interest charges as a result of debt refinancing in 2018.

Net interest expense was $227 million in the first six months of 2018, a decrease of $15 million, or 6%, from $242 million in the same period of 2017. This decrease was primarily due to the favourable impact of the change in FX of $9 million, higher capitalized interest and a $2 million net decrease in interest charges as a result of debt refinancing in 2018.

Income Tax Expense

Income tax expense was $122 million in the second quarter of 2018, a decrease of $16 million, or 12%, from $138 million in the same period of 2017. This decrease was due to a lower effective tax rate and lower taxable earnings.

Income tax expense was $244 million in the first six months of 2018, a decrease of $42 million, or 15%, from $286 million in the same period of 2017. This decrease was due to a lower effective tax rate and lower taxable earnings.

During the three months ended June 30, 2018, the Iowa and Missouri state corporate tax rate decrease was enacted and resulted in a $21 million deferred tax recovery on the revaluation of deferred income tax balances as at January 1, 2018.

The effective tax rate in the second quarter of 2018, including discrete items, was 21.88% compared to 22.31% in the same period of 2017. The effective tax rate in the second quarter of 2018, excluding discrete items, was 24.75% compared to 26.50% in 2017. This decrease is primarily due to the reduction in the U.S. federal income tax rate under the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, effective January 1, 2018.

The effective tax rate in the first six months of 2018, including discrete items, was 23.73% compared to 23.90% in the same period of 2017. The effective tax rate in the first six months of 2018, excluding discrete items, was 24.75% compared to 26.50% in 2017. This decrease is primarily due to the reduction in the U.S. federal income tax rate under the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, effective January 1, 2018.

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

As at June 30, 2018, the Company had $51 million of Cash and cash equivalents, U.S. $1.0 billion available under its revolving credit facility and up to $298 million available under its letters of credit (December 31, 2017 - $338 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility and up to $281 million available under its letters of credit).

Effective June 8, 2018, the Company canceled the U.S. $1.0 billion one-year plus one-year portion of the credit facility and extended the maturity date on the U.S. $1.0 billion five-year portion to June 28, 2023. As at June 30, 2018, the Company's revolving credit facility was undrawn (December 31, 2017 - undrawn) and the Company did not draw from its revolving credit facility during the three and six months ended June 30, 2018. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at June 30, 2018, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at June 30, 2018, total commercial paper borrowings were U.S. $45 million (December 31, 2017 - $nil).

As at June 30, 2018, under its bilateral letters of credit facility, the Company had letters of credit drawn of $302 million from a total available amount of $600 million. This compares to letters of credit drawn of $319 million from a total available amount of $600 million as at December 31, 2017. Under the bilateral letters of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. As at June 30, 2018, the Company did not have any collateral posted on its bilateral letters of credit facility (December 31, 2017 - $150 million).

The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $711 million in the second quarter of 2018, an increase of $100 million compared to $611 million in the same period of 2017. Cash provided by operating activities was $1,108 million in the first six months of 2018, an increase of $186 million compared to $922 million in the same period of 2017. These increases were primarily due to higher cash generating income and a favourable change in working capital in the three and six months ended June 30, 2018 compared to the same periods in 2017.

Investing Activities

Cash used in investing activities was $408 million in the second quarter of 2018, an increase of $75 million compared to $333 million in the same period of 2017. Cash used in investing activities was $646 million in the first six months of 2018, an increase of $91 million compared to $555 million in the same period of 2017. These increases were primarily due to higher capital additions during 2018 compared to the same periods in 2017.

Free Cash

CP generated positive Free cash of $331 million in the second quarter of 2018, an increase of $57 million from $274 million in the same period of 2017. For the first six months of 2018, CP generated positive Free cash of $495 million, an increase of $134 million from $361 million in the same period of 2017. These increases were primarily due to an increase in cash provided by operating activities in the three and six months ended June 30, 2018 compared to the same periods of 2017.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $381 million in the second quarter of 2018, an increase of $144 million compared to cash used in financing activities of $237 million in the same period of 2017. Cash used in financing activities was $758 million in the first six months of 2018, an increase of $471 million compared to $287 million in the same period of 2017. These increases were primarily due to the principal repayments of the U.S. $275 million and $375 million notes during the second quarter of 2018 and the payments to buy back shares under the Company's share repurchase program in 2018. These increases were partially offset by the issuance of the U.S. $500 million 10-year Notes and net issuance of commercial paper in the second quarter of 2018.

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

As at June 30, 2018, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2017.

Credit ratings as at June 30, 2018(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended June 30, 2018 and June 30, 2017 was 2.8 and 2.7, respectively. This increase was primarily due to lower Cash and cash equivalents on hand as at June 30, 2018. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Share Capital

At July 16, 2018, the latest practicable date, there were 142,573,761 Common Shares and no preferred shares issued and outstanding, which consists of 14,671 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At July 16, 2018, 1.5 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.4 million options available to be issued by the Company’s MSOIP in the future.

CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase CP Common Shares. There are no outstanding options under the DSOP, which has 0.3 million options available to be issued in the future.

Non-GAAP Measures

The Company presents non-GAAP measures including cash flow information to provide a basis for evaluating underlying earnings and liquidity trends in the Company’s business that can be compared with the results of operations in prior periods. In addition, these non-GAAP measures facilitate a multi-period assessment of long-term profitability allowing management and other external users of the Company’s consolidated financial information to compare profitability on a long-term basis, including assessing future profitability, with that of the Company’s peers.

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

In the first six months of 2018, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $21 million due to changes in the Missouri and Iowa state tax rate reductions that favourably impacted Diluted EPS by 15 cents; and

•	during the course of the year, a net non-cash loss of $93 million ($80 million after deferred tax) due to FX translation of the Company's U.S dollar-denominated debt as follows:

•	in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents; and

•	in the first quarter, a $49 million loss ($42 million after deferred tax) that unfavourably impacted Diluted EPS by 29 cents.

In 2017, there were five significant items included in Net income as follows:

•	in the second quarter, a charge on hedge roll and de-designation of $13 million ($10 million after deferred tax) that unfavourably impacted Diluted EPS by 7 cents;

•	in the second quarter, an insurance recovery of a legal settlement of $10 million ($7 million after current tax) that favourably impacted Diluted EPS by 5 cents;

•
in the first quarter, a management transition recovery of $51 million related to the retirement of Mr. E. Hunter Harrison as CEO of CP ($39 million after deferred tax) that favourably impacted Diluted EPS by 27 cents;

•	during the course of the year, a net deferred tax recovery of $541 million as a result of changes in income tax rates as follows:

•	in the fourth quarter, a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by $3.63;

•	in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate change that unfavourably impacted Diluted EPS by 2 cents;

•	in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $186 million ($162 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $14 million loss ($12 million after deferred tax) that unfavourably impacted Diluted EPS by 8 cents;

•	in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 62 cents;

•	in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 40 cents; and

•	in the first quarter, a $28 million gain ($24 million after deferred tax) that favourably impacted Diluted EPS by 16 cents.

In the six months ended December 31, 2016, there were two significant items included in Net income as follows:

•	in the third quarter, a $25 million expense ($18 million after current tax) related to a legal settlement that unfavourably impacted Diluted EPS by 12 cents; and

•	during the six months ended December 31, 2016, a net non-cash loss of $120 million ($104 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $74 million loss ($64 million after deferred tax) that unfavourably impacted Diluted EPS by 43 cents; and

•	in the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2018 and 2017:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

	For the three months ended June 30		For the six months ended June 30
(in millions)	2018	2017	2018	2017
Net income as reported	$436	$480	$784	$911
Less significant items (pretax):
Insurance recovery of legal settlement	—	10	—	10
Charge on hedge roll and de-designation	—	(13)	—	(13)
Management transition recovery	—	—	—	51
Impact of FX translation on U.S. dollar-denominated debt	(44)	67	(93)	95
Add:
Tax effect of adjustments(1)	(6)	8	(13)	24
Income tax rate change	(21)	(17)	(21)	(17)
Adjusted income	$453	$407	$843	$775
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the applicable tax rate for the above items of 13.43% and 13.43% for the three and six months ended June 30, 2018, and 12.41% and 16.54% for the three and six months ended June 30, 2017, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Diluted earnings per share as reported	$3.04	$3.27	$5.44	$6.20
Less significant items (pretax):
Insurance recovery of legal settlement	—	0.06	—	0.06
Charge on hedge roll and de-designation	—	(0.09)	—	(0.09)
Management transition recovery	—	—	—	0.35
Impact of FX translation on U.S. dollar-denominated debt	(0.31)	0.46	(0.65)	0.65
Add:
Tax effect of adjustments(1)	(0.04)	0.05	(0.09)	0.16
Income tax rate change	(0.15)	(0.12)	$(0.15)	$(0.12)
Adjusted diluted earnings per share	$3.16	$2.77	$5.85	$5.27
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the applicable tax rate for the above items of 13.43% and 13.43% for the three and six months ended June 30, 2018, and 12.41% and 16.54% for the three and six months ended June 30, 2017, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended June 30		For the six months ended June 30
(in millions)	2018	2017	2018	2017
Operating income as reported(1)	$627	$611	$1,167	$1,215
Less significant item:
Management transition recovery	—	—	—	51
Adjusted operating income(1)	$627	$611	$1,167	$1,164
(1)2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Operating ratio as reported(1)	64.2%	62.8%	65.8%	62.6%
Less significant item:
Management transition recovery	—%	—%	—%	(1.6)%
Adjusted operating ratio(1)	64.2%	62.8%	65.8%	64.2%
(1)2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

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

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended June 30
(in millions, except for percentages)	2018	2017
Operating income as reported(1)	$2,471	$2,508
Less:
Other income and charges	14	56
Other components of net periodic benefit recovery(1)	(330)	(216)
Tax(2)	67	671
	$2,720	$1,997
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	14,406	13,514
ROIC	18.9%	14.8%
(1) 2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2)Tax was calculated at the annualized effective tax rate of 2.41% and 25.14% for each of the above items for the twelve months ended June 30, 2018 and 2017, respectively.

	For the twelve months ended June 30
(in millions, except for percentages)	2018	2017
Operating income as reported(1)	$2,471	$2,508
Less significant item:
Management transition recovery	—	51
Adjusted operating income	2,471	2,457
Less:
Other income and charges	14	56
Other components of net periodic benefit recovery(1)	(330)	(216)
Add significant items (pretax):
Legal settlement charge	—	25
Insurance recovery of legal settlement	—	(10)
Charge on hedge roll and de-designation	—	13
Impact of FX translation on U.S. dollar-denominated debt	2	25
Less:
Tax(2)	713	690
	$2,076	$1,980
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	14,406	13,514
Add:
Impact of periodic significant items net of tax on the above average	273	—
Adjusted average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	14,679	13,514
Adjusted ROIC(3)	14.1%	14.7%
(1)  2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2) Tax was calculated at the adjusted annualized effective tax rate of 25.58% and 25.85% for each of the above items for the twelve months ended June 30, 2018 and 2017, respectively.
(3) The definition of Adjusted ROIC has been revised to exclude the impact of periodic significant items net of tax on closing total Shareholders’ equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing as part of the average calculation. The change did not have a significant impact on the 2017 comparative period.

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations and the cash settlement of hedges settled upon issuance of debt. Free cash is a measure that management considers to be an indicator of liquidity. Free cash is useful to investors and other external users of the consolidated financial statements as it assists with the evaluation of the Company's ability to generate cash from its operations without incurring additional external financing. The cash settlement of forward starting swaps that occurred in the second quarter of 2018 in conjunction with the issuance of long-term debt is not an indicator of CP's ongoing cash generating ability and therefore has been excluded from free cash. Positive Free cash indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative Free cash indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended June 30		For the six months ended June 30
(in millions)	2018	2017	2018	2017
Cash provided by operating activities	$711	$611	$1,108	$922
Cash used in investing activities	(408)	(333)	(646)	(555)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	4	(4)	9	(6)
Settlement of forward starting swaps on debt issuance	24	—	24	—
Free cash	$331	$274	$495	$361

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

	For the three months ended June 30
(in millions)	Reported 2018	Reported 2017	Variance due to FX	FX Adjusted 2017	FX Adjusted % Change
Freight revenues	1,709	1,598	(34)	$1,564	9
Non-freight revenues	41	45	(1)	44	(7)
Total revenues	1,750	1,643	(35)	1,608	9
Compensation and benefits(1)	351	345	(4)	341	3
Fuel	230	160	(5)	155	48
Materials	53	48	—	48	10
Equipment rents	33	37	(2)	35	(6)
Depreciation and amortization	172	165	(2)	163	6
Purchased services and other	284	277	(6)	271	5
Total operating expenses(1)	1,123	1,032	(19)	1,013	11
Operating income(1)	627	611	(16)	$595	5
(1) 2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

	For the six months ended June 30
(in millions)	Reported 2018	Reported 2017	Variance due to FX	FX Adjusted 2017	FX Adjusted % Change
Freight revenues	3,334	3,161	(71)	$3,090	8
Non-freight revenues	78	85	(1)	84	(7)
Total revenues	3,412	3,246	(72)	3,174	7
Compensation and benefits(1)	725	645	(9)	636	14
Fuel	445	330	(11)	319	39
Materials	108	97	(1)	96	13
Equipment rents	66	73	(3)	70	(6)
Depreciation and amortization	342	331	(4)	327	5
Purchased services and other	559	555	(12)	543	3
Total operating expenses(1)	2,245	2,031	(40)	1,991	13
Operating income(1)	1,167	1,215	(32)	$1,183	(1)
(1)  2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

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

	For the twelve months ended June 30
(in millions)	2018	2017
Net income as reported	$2,278	$1,642
Add:
Net interest expense	458	474
Income tax expense	51	552
EBIT	2,787	2,668
Less significant items (pretax):
Legal settlement charge	—	(25)
Insurance recovery of legal settlement	—	10
Charge on hedge roll and de-designation	—	(13)
Management transition recovery	—	51
Impact of FX translation on U.S. dollar-denominated debt	(2)	(25)
Adjusted EBIT	2,789	2,670
Less:
Other components of net periodic benefit recovery	330	216
Operating lease expense	(88)	(103)
Depreciation and amortization	(672)	(648)
Adjusted EBITDA	$3,219	$3,205

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

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2018	2017
Long-term debt including long-term debt maturing within one year as at June 30	$8,483	$8,422
Less:
Pension plans in deficit(1)	(279)	(269)
Net present value of operating leases(2)	(271)	(300)
Cash and cash equivalents	51	238
Adjusted net debt as at June 30	$8,982	$8,753
(1) Pension plans deficit is the total funded status of the Pension plans in deficit only.
(2) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2018	2017
Adjusted net debt as at June 30	$8,982	$8,753
Adjusted EBITDA for the year ended June 30	3,219	3,205
Adjusted net debt to Adjusted EBITDA ratio	2.8	2.7

Off-Balance Sheet Arrangements

Guarantees

At June 30, 2018, the Company had residual value guarantees on operating lease commitments of $1 million, compared to $6 million at December 31, 2017. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at June 30, 2018, the fair value of these guarantees recognized as a liability was $7 million, compared to fair value of $9 million at December 31, 2017.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements, as at June 30, 2018.

Payments due by period (in millions)	Total	2018	2019 & 2020	2021 & 2022	2023 & beyond
Contractual commitments
Interest on long-term debt and capital leases	$11,839	$231	$866	$789	$9,953
Long-term debt	8,418	70	549	852	6,947
Capital leases	156	2	10	112	32
Operating lease(1)	342	38	117	73	114
Supplier purchase	1,586	385	697	140	364
Other long-term liabilities(2)	466	27	101	101	237
Total contractual commitments	$22,807	$753	$2,340	$2,067	$17,647
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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at June 30, 2018.

Payments due by period (in millions)	Total	2018	2019 & 2020	2021 & 2022	2023 & beyond
Certain other financial commitments
Letters of credit	$302	$302	$—	$—	$—
Capital commitments	783	370	215	60	138
Total certain other financial commitments	$1,085	$672	$215	$60	$138

Critical Accounting Estimates

To prepare consolidated financial statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2017 Annual Report on 10-K. There have not been any material changes to the Company's critical accounting estimates in the first six months of 2018.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit Committee, which is composed entirely of independent directors.

Forward-Looking Information

This MD&A and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. These forward-looking statements include, but are not limited to, statements concerning the Company’s defined benefit pension expectations for 2018 and through 2021, our expectations for 2018 which include an effective tax rate in the range of 24.5 to 25 percent and capital expenditures of $1.55 billion, as well as statements concerning the Company's operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes and pension contributions, and capital expenditures. Forward-looking information typically contains statements with words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided guidance using non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure, due to unknown variables and uncertainty related to future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three and six months ended June 30, 2018 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2017 Annual Report on Form 10-K. Refer to information on foreign exchange risk and share price impact on stock-based compensation discussed below:

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

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at June 30, 2018, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated U.S. dollar-denominated long-term debt causes additional impacts on earnings in Other income and charges. For further information, please refer to Item 8. Financial Statements and Supplementary Data, Note 17 Financial Instruments, in CP's 2017 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.3 million to $0.5 million based on information available at June 30, 2018. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Share based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2018, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 12 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

On May 10, 2017, CP announced a new normal course issuer bid ("NCIB") to repurchase, for cancellation, up to 4,384,062 of its Common Shares, which received Toronto Stock Exchange ("TSX") approval on May 10, 2017. The NCIB commenced on May 15, 2017 and expired on May 14, 2018. During the second quarter of 2018, CP repurchased 1.1 million Common Shares in total for $241 million at a weighted average price of $226.97. The Company completed this NCIB on May 10, 2018. The following table presents Common Shares repurchased during each month for the second quarter of 2018.

2018	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	781,400	$224.55	781,400	278,862
May 1 to May 31	278,862	233.73	278,862	—
June 1 to June 30	—	—	—	—
Ending Balance	1,060,262	$226.97	1,060,262	N/A
(1) Includes brokerage fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
4.2
Third supplemental indenture dated as of May 16, 2018 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and Wells Fargo Bank (incorporated by reference to Exhibit 4.2 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018, File No. 001-01342)

10.1
Fifth amending agreement, dated as of June 8, 2018, amending the Credit Agreement, dated September 26, 2014, between Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018, File No. 001-01342).

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

The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2018 and 2017; (iii) the Consolidated Balance Sheets at June 30, 2018, and December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2018 and 2017; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first six months ended June 30, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements.

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

Dated: July 18, 2018