Form 10-Q
period 2018-09-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2018-10-19
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 16, 2018, there were 142,601,634 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2018	2017	2018	2017
Revenues
Freight	$1,854	$1,547	$5,188	$4,708
Non-freight	44	48	122	133
Total revenues	1,898	1,595	5,310	4,841
Operating expenses
Compensation and benefits (Note 2, 11, 12)	365	324	1,090	969
Fuel	226	150	671	480
Materials	47	45	155	142
Equipment rents	33	35	99	108
Depreciation and amortization	174	162	516	493
Purchased services and other	263	257	822	812
Total operating expenses	1,108	973	3,353	3,004

Operating income	790	622	1,957	1,837
Less:
Other (income) expense (Note 5)	(47)	(105)	56	(194)
Other components of net periodic benefit recovery (Note 2, 12)	(96)	(68)	(287)	(203)
Net interest expense	112	115	339	357
Income before income tax expense	821	680	1,849	1,877
Income tax expense (Note 6)	199	170	443	456
Net income	$622	$510	$1,406	$1,421

Earnings per share (Note 7)
Basic earnings per share	$4.36	$3.50	$9.81	$9.72
Diluted earnings per share	$4.35	$3.50	$9.78	$9.70

Weighted-average number of shares (millions) (Note 7)
Basic	142.6	145.5	143.2	146.2
Diluted	143.1	145.8	143.7	146.6

Dividends declared per share	$0.6500	$0.5625	$1.8625	$1.6250
Certain of the comparative figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Net income	$622	$510	$1,406	$1,421
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	12	19	(24)	38
Change in derivatives designated as cash flow hedges	1	2	36	11
Change in pension and post-retirement defined benefit plans	28	38	86	113
Other comprehensive income before income taxes	41	59	98	162
Income tax expense on above items	(22)	(34)	(11)	(78)
Other comprehensive income (Note 4)	19	25	87	84
Comprehensive income	$641	$535	$1,493	$1,505
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2018	2017
Assets
Current assets
Cash and cash equivalents	$150	$338
Accounts receivable, net	759	687
Materials and supplies	156	152
Other current assets	65	97
	1,130	1,274
Investments	201	182
Properties	17,792	17,016
Goodwill and intangible assets	192	187
Pension asset	1,726	1,407
Other assets	68	69
Total assets	$21,109	$20,135
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,189	$1,238
Long-term debt maturing within one year (Note 8, 10)	480	746
	1,669	1,984
Pension and other benefit liabilities	746	749
Other long-term liabilities	232	231
Long-term debt (Note 8, 10)	7,806	7,413
Deferred income taxes	3,528	3,321
Total liabilities	13,981	13,698
Shareholders’ equity
Share capital	2,017	2,032
Additional paid-in capital	47	43
Accumulated other comprehensive loss (Note 4)	(1,654)	(1,741)
Retained earnings	6,718	6,103
	7,128	6,437
Total liabilities and shareholders’ equity	$21,109	$20,135
Contingencies (Note 13)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Operating activities
Net income	$622	$510	$1,406	$1,421
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	174	162	516	493
Deferred income taxes (Note 6)	77	77	155	168
Pension recovery and funding (Note 12)	(84)	(59)	(238)	(178)
Foreign exchange (gain) loss on long-term debt (Note 5)	(38)	(105)	55	(200)
Settlement of forward starting swaps on debt issuance (Note 8, 10)	—	—	(24)	—
Other operating activities, net	(6)	(1)	(23)	(88)
Change in non-cash working capital balances related to operations	(72)	(57)	(66)	(167)
Cash provided by operating activities	673	527	1,781	1,449
Investing activities
Additions to properties	(430)	(319)	(1,084)	(895)
Proceeds from sale of properties and other assets	7	13	16	29
Other	—	—	(1)	5
Cash used in investing activities	(423)	(306)	(1,069)	(861)
Financing activities
Dividends paid	(92)	(83)	(255)	(229)
Issuance of CP Common Shares	4	2	16	39
Purchase of CP Common Shares (Note 9)	—	(226)	(559)	(368)
Issuance of long-term debt, excluding commercial paper (Note 8)	—	—	638	—
Repayment of long-term debt, excluding commercial paper (Note 8)	(5)	(3)	(744)	(17)
Net repayment of commercial paper (Note 8)	(53)	—	—	—
Settlement of forward starting swaps on de-designation	—	—	—	(22)
Cash used in financing activities	(146)	(310)	(904)	(597)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(5)	(7)	4	(13)
Cash position
Increase (decrease) in cash and cash equivalents	99	(96)	(188)	(22)
Cash and cash equivalents at beginning of period	51	238	338	164
Cash and cash equivalents at end of period	$150	$142	$150	$142

Supplemental disclosures of cash flow information:
Income taxes paid	$74	$78	$230	$364
Interest paid	$147	$140	$380	$385
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2018	144.9	$2,032	$43	$(1,741)	$6,103	$6,437
Net income	—	—	—	—	1,406	1,406
Other comprehensive income (Note 4)	—	—	—	87	—	87
Dividends declared	—	—	—	—	(267)	(267)
Effect of stock-based compensation expense	—	—	8	—	—	8
CP Common Shares repurchased (Note 9)	(2.5)	(35)	—	—	(524)	(559)
Shares issued under stock option plan	0.2	20	(4)	—	—	16
Balance at September 30, 2018	142.6	$2,017	$47	$(1,654)	$6,718	$7,128
Balance at January 1, 2017	146.3	$2,002	$52	$(1,799)	$4,371	$4,626
Net income	—	—	—	—	1,421	1,421
Other comprehensive income (Note 4)	—	—	—	84	—	84
Dividends declared	—	—	—	—	(237)	(237)
CP Common Shares repurchased (Note 9)	(1.8)	(26)	—	—	(342)	(368)
Shares issued under stock option plan	0.5	49	(10)	—	—	39
Balance at September 30, 2017	145.0	$2,025	$42	$(1,715)	$5,213	$5,565
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Compensation - Retirement Benefits

On January 1, 2018, the Company adopted the changes required under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost under FASB ASC Topic 715, Retirement Benefits as issued by the FASB in March 2017. In accordance with the ASU, beginning on January 1, 2018, the Company reports the current service cost component of net periodic benefit cost in Compensation and benefits on the Company’s Consolidated Statements of Income, and reports the Other components of net periodic benefit recovery as a separate item outside of Operating income on the Company’s Consolidated Statements of Income. The Company has applied these changes in presentation retrospectively, which resulted in a decrease in Operating income of $68 million and $203 million for the three and nine months ended September 30, 2017, respectively.

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

Accumulated Other Comprehensive Income - Reclassification

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income under FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. The current standard ASC Topic 740, Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in Accumulated other comprehensive income ("AOCI") that were originally recognized in Other comprehensive income, subsequently creating stranded tax effects. This ASU allows a reclassification from AOCI to Retained earnings for stranded tax effects specifically resulting from the U.S. federal government's recently enacted tax bill, the Tax Cuts and Jobs Act. The amendments are effective for public entities beginning on January 1, 2019 and early adoption is permitted. Entities are required to apply these amendments either in the period of adoption or retrospectively to each period in which the effect of the change in tax rate from the Tax Cuts and Jobs Act was recognized. The Company early adopted this ASU effective January 1, 2018, electing not to change AOCI, Retained earnings or disclosure in the Company's Interim Consolidated Financial Statements.

Future changes

Leases

In February 2016, the FASB issued ASU 2016-02, Leases under FASB ASC Topic 842, Leases which will supersede the lease recognition and measurement requirements in Topic 840, Leases. This new standard requires recognition of right-of-use assets and lease liabilities by lessees for those leases classified as finance and operating leases with a maximum term exceeding 12 months. For CP this new standard will be effective for interim and annual periods commencing January 1, 2019. CP plans to adopt the new standard with a cumulative-effect adjustment to the opening balance of retained earnings at that date and no restatement of comparative periods’ financial information, as recently allowed by the FASB. The Company has a detailed plan to implement the new standard and, through a cross-functional team, is assessing contractual arrangements that may qualify as leases under the new standard. CP is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes. Testing and optimization of the lease management system is nearing completion. The Company is also finalizing procedures to validate the completeness of its inventory of arrangements that meet the new definition of operating lease, in parallel to documenting internal policy decisions and permitted elections. The impact of the new standard will be a material increase to right-of-use operating lease assets and operating lease liabilities on the consolidated balance sheet, primarily, as a result of operating leases currently not recognized on the balance sheet. The Company is currently evaluating disclosure requirements, including any prospective change to presentation within its Consolidated Statements of Income.

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
Freight revenues
The Company provides rail freight transportation services to a wide variety of customers and transports bulk commodities, merchandise freight and intermodal traffic. The Company signs service agreements with customers that dictate future services the Company is to perform for a customer at the time a bill of lading or service request is received. Each bill of lading or service request represents a separate and distinct performance obligation that the Company is obligated to satisfy. The transaction price is generally in the form of a fixed fee determined at the inception of the bill of lading or service request. The Company allocates the transaction price to each distinct performance obligation based on the estimated standalone selling price for each performance obligation. As each bill of lading or service request represents a separate and distinct performance obligation, the estimated standalone selling price is assessed at an observable price which is fair market value. Certain customer agreements include variable consideration in the form of rebates, discounts, or incentives. The expected value method is used to estimate variable consideration and is allocated to the applicable performance obligation and is recognized when the related performance obligation is satisfied. Additionally, the Company offers published rates for services through public tariffs in which a customer can request service, triggering a performance obligation of the Company. In accordance with ASC Topic 606, railway freight revenues continue to be recognized over time as services are provided based on the percentage of completed service method. Volume rebates to customers are accrued as a reduction of freight revenues based on estimated volumes and contract terms as freight service is provided. Freight revenues also include certain ancillary and other services provided in association with the performance of rail freight movements. Revenues from these activities are not material and therefore have been aggregated with the freight revenues from customer contracts with which they are associated.

Non-freight revenues
In accordance with ASC Topic 606, non-freight revenues, including passenger revenues, switching fees, and revenues from logistic services, continue to be recognized at the point in time the services are provided or when the performance obligations are satisfied. Non-freight revenues also include leasing revenues.
Disaggregation of revenue
The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2018	2017(1)	2018	2017(1)
Freight
Grain	$384	$351	$1,113	$1,107
Coal	171	165	486	478
Potash	130	103	358	310
Fertilizers and sulphur	55	52	171	181
Forest products	76	67	211	202
Energy, chemicals and plastics	339	208	874	651
Metals, minerals, and consumer products	208	192	595	552
Automotive	85	68	247	223
Intermodal	406	341	1,133	1,004
Total freight revenues	1,854	1,547	5,188	4,708
Non-freight excluding leasing revenues	28	34	76	91
Revenues from contracts with customers	1,882	1,581	5,264	4,799
Leasing revenues	16	14	46	42
Total revenues	$1,898	$1,595	$5,310	$4,841
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

4    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, July 1, 2018	$110	$(64)	$(1,719)	$(1,673)
Other comprehensive (loss) income before reclassifications	(1)	(2)	1	(2)
Amounts reclassified from accumulated other comprehensive loss	—	2	19	21
Net other comprehensive (loss) income	(1)	—	20	19
Closing balance, September 30, 2018	$109	$(64)	$(1,699)	$(1,654)
Opening balance, July 1, 2017	$124	$(97)	$(1,767)	$(1,740)
Other comprehensive loss before reclassifications	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive loss	—	2	28	30
Net other comprehensive (loss) income	(5)	2	28	25
Closing balance, September 30, 2017	$119	$(95)	$(1,739)	$(1,715)
(1) Amounts are presented net of tax.

	For the nine months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2018	$109	$(89)	$(1,761)	$(1,741)
Other comprehensive income before reclassifications	—	19	—	19
Amounts reclassified from accumulated other comprehensive loss	—	6	62	68
Net other comprehensive income	—	25	62	87
Closing balance, September 30, 2018	$109	$(64)	$(1,699)	$(1,654)
Opening balance, January 1, 2017	$127	$(104)	$(1,822)	$(1,799)
Other comprehensive loss before reclassifications	(8)	(7)	—	(15)
Amounts reclassified from accumulated other comprehensive loss	—	16	83	99
Net other comprehensive (loss) income	(8)	9	83	84
Closing balance, September 30, 2017	$119	$(95)	$(1,739)	$(1,715)
(1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Amortization of prior service costs(1)	$(1)	$(1)	$(2)	$(3)
Recognition of net actuarial loss(1)	29	39	88	116
Total before income tax	28	38	86	113
Income tax recovery	(9)	(10)	(24)	(30)
Total net of income tax	$19	$28	$62	$83
(1) Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

5    Other (income) expense

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Foreign exchange (gain) loss on long-term debt	$(38)	$(105)	$55	$(200)
Other foreign exchange (gains) losses	(1)	(3)	2	(5)
Insurance recovery of legal settlement	—	—	—	(10)
Charge on hedge roll and de-designation	—	—	—	13
Other	(8)	3	(1)	8
Other (income) expense	$(47)	$(105)	$56	$(194)

"Other (income) expense" was previously presented as "Other income and charges" in the Company's Consolidated Statements of Income. This change in presentation has no impact on the components within this line item.

6    Income taxes

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2018	2017	2018	2017
Current income tax expense	$122	$93	$288	$288
Deferred income tax expense	77	77	155	168
Income tax expense	$199	$170	$443	$456

During the nine months ended September 30, 2018, legislation was enacted to decrease the Iowa and Missouri state corporate income tax rates. As a result of these changes, the Company recorded a deferred tax recovery of $21 million in the second quarter of 2018 related to the revaluation of deferred income tax balances as at January 1, 2018.

The effective tax rates for the three and nine months ended September 30, 2018, were 24.23% and 23.95%, respectively, compared to 24.95% and 24.28% for the same periods in 2017.

For the three months ended September 30, 2018, the effective tax rate excluding the discrete item of the foreign exchange ("FX") gain of $38 million on the Company's U.S. dollar-denominated debt, was 24.75%.

For the three months ended September 30, 2017, the effective tax rate excluding the discrete items of the FX gain of $105 million on the Company's U.S. dollar-denominated debt, and the $3 million deferred tax expense related to legislation enacted to increase the Illinois state income tax rate, was 26.50%

For the nine months ended September 30, 2018, the effective tax rate excluding the discrete items of the FX loss of $55 million on the Company's U.S. dollar-denominated debt and the $21 million tax recovery described above, was 24.75%.

For the nine months ended September 30, 2017, the effective tax rate excluding the discrete items of the management transition recovery of $51 million related to the retirement of the Company's Chief Executive Officer, the FX gain of $200 million on the Company's U.S. dollar-denominated debt, an insurance recovery of $10 million on a legal settlement, the $13 million charge associated with the hedge roll and de-designation, and the $14 million tax net recovery related to legislation enacted to increase the Illinois tax rate and decrease the Saskatchewan provincial corporate income tax rate, was 26.50%.

7    Earnings per share

At September 30, 2018, the number of shares outstanding was 142.6 million (September 30, 2017 - 145.0 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2018	2017	2018	2017
Weighted-average basic shares outstanding	142.6	145.5	143.2	146.2
Dilutive effect of stock options	0.5	0.3	0.5	0.4
Weighted-average diluted shares outstanding	143.1	145.8	143.7	146.6

For the three and nine months ended September 30, 2018, there were 0.3 million and 0.2 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and nine months ended September 30, 2017 - 0.3 million and 0.3 million).

8    Debt

Revolving credit facility

Effective June 8, 2018, the Company amended its U.S. $2.0 billion revolving credit facility agreement dated September 26, 2014. This fifth amending agreement included, among other things, the extension of the five year maturity date from June 28, 2022 to June 28, 2023 and the cancellation of the U.S. $1.0 billion one-year plus one-year credit facility agreement. As at September 30, 2018, the remaining U.S. $1.0 billion credit facility was undrawn.

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

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion revolving credit facility. As at September 30, 2018 and December 31, 2017, the Company had no commercial paper borrowings.

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

The following table describes activities under the share repurchase program:

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Number of Common Shares repurchased	—	1,145,400	2,495,962	1,828,300
Weighted-average price per share(1)	$—	$196.46	$223.97	$201.50
Amount of repurchase (in millions)(1)	$—	$225	$559	$368
(1) Includes brokerage fees.

On October 17, 2018, the Company announced that it intends to implement a new NCIB to repurchase, for cancellation, up to approximately 5.68 million of its Common Shares, subject to Toronto Stock Exchange acceptance.

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

When possible, the estimated fair value is based on quoted market prices and, if not available, it is based on estimates from third party brokers. For non-exchange-traded derivatives classified in Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, FX and commodity) and volatility, depending on the type of derivative and the nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value. All derivatives and long-term debt are classified as Level 2.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt:

(in millions of Canadian dollars)	September 30, 2018	December 31, 2017
Long-term debt (including current maturities):
Fair value	$9,206	$9,680
Carrying value	8,286	8,159

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive income” for the three and nine months ended September 30, 2018 was an unrealized FX gain of $96 million and an unrealized FX loss of $177 million, respectively (three and nine months ended September 30, 2017 - an unrealized FX gain of $180 million and $342 million, respectively).

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

Forward starting swaps

During the second quarter of 2018, the Company settled a notional U.S. $500 million of forward starting swaps related to the U.S. $500 million 4.000% 10-year Notes issued in the same period. The fair value of these derivative instruments at the time of settlement was a loss of U.S. $19 million ($24 million). The changes in fair value of the forward starting swaps for the three and nine months ended September 30, 2018 was $nil and a gain of $31 million, respectively (three and nine months ended September 30, 2017 - $nil and a loss of $12 million, respectively). This was recorded in "Accumulated other comprehensive loss”, net of tax, and is being reclassified to "Net interest expense" until the underlying hedged notes are repaid.

For the three and nine months ended September 30, 2018, a net loss of $2 million and $7 million, respectively, related to settled forward starting swap hedges has been amortized to “Net interest expense” (three and nine months ended September 30, 2017 - a net loss of $3 million and $8 million, respectively). The Company expects that during the next twelve months, an additional $9 million of net losses will be amortized to “Net interest expense”.

11    Stock-based compensation

At September 30, 2018, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee share purchase plan. These plans resulted in an expense for the three and nine months ended September 30, 2018 of $28 million and $60 million, respectively (three and nine months ended September 30, 2017 - an expense of $11 million and $16 million, respectively).

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

Effective January 31, 2017, pursuant to the separation agreement, Mr. Harrison forfeited certain pension and post-retirement benefits and agreed to the surrender for cancellation of 22,514 performance share units ("PSUs"), 68,612 deferred share units ("DSUs"), and 752,145 stock options.

As a result of this agreement, the Company recognized a recovery of $51 million in "Compensation and benefits" in the first quarter of 2017. Of this amount, $27 million related to a recovery from cancellation of certain pension benefits.

Stock option plan

In the nine months ended September 30, 2018, under CP’s stock option plans, the Company issued 282,125 options at the weighted-average price of $240.91 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at the grant date was approximately $16 million. The weighted-average fair value assumptions were approximately:

For the nine months ended September 30, 2018
Grant price	$240.91
Expected option life (years)(1)	5.00
Risk-free interest rate(2)	2.22%
Expected stock price volatility(3)	24.81%
Expected annual dividends per share(4)	$2.3854
Expected forfeiture rate(5)	4.7%
Weighted-average grant date fair value per option granted during the period	$55.63

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

Performance share unit plan

In the nine months ended September 30, 2018, the Company issued 161,323 PSUs with a grant date fair value of approximately $39 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor").

The performance period for the PSUs issued in the nine months ended September 30, 2018 is January 1, 2018 to December 31, 2020. The fair value of these PSUs is measured periodically until settlement, using either a lattice-based valuation model or a Monte Carlo simulation model.

The performance period for the PSUs issued in 2015 was January 1, 2015 to December 31, 2017. The performance factors for these PSUs were Operating Ratio, ROIC, TSR compared to the S&P/TSX 60 index and TSR compared to Class I railways. The resulting payout was 160% of the Company's average share price that was calculated using the last 30 trading days preceding December 31, 2017. In the first quarter of 2018, payouts occurred on the total outstanding awards, including dividends reinvested, totaling $30 million on 82,800 outstanding awards.

Deferred share unit plan

In the nine months ended September 30, 2018, the Company granted 13,888 DSUs with a grant date fair value of approximately $3 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

Restricted share unit plan

In the nine months ended September 30, 2018, the Company granted 21,895 restricted share units ("RSUs") with a grant date fair value of approximately $5 million. The RSUs are notional full value shares that attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. RSUs have no performance factors attached to them and are vested and settled in cash after a period of three years from the grant date. An expense to income for RSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

12    Pension and other benefits

In the three months ended September 30, 2018, the Company made contributions of $13 million (three months ended September 30, 2017 - $11 million) to its defined benefit pension plans. In the nine months ended September 30, 2018, the Company made net contributions of $25 million (nine months ended September 30, 2017 - $35 million), to its defined benefit pension plans, which is net of a $10 million refund of plan surplus (nine months ended September 30, 2017 - $nil). Net periodic benefit costs for defined benefit pension plans and other benefits recognized in the three and nine months ended September 30, 2018 included the following components:

	For the three months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Current service cost (benefits earned by employees)	$30	$26	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	110	112	5	5
Expected return on fund assets	(239)	(223)	—	—
Recognized net actuarial loss	29	38	—	1
Amortization of prior service costs	(1)	(1)	—	—
Total other components of net periodic benefit (recovery) cost	(101)	(74)	5	6
Net periodic benefit (recovery) cost	$(71)	$(48)	$8	$9

	For the nine months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Current service cost (benefits earned by employees)	$90	$77	$9	$9
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	329	338	14	15
Expected return on fund assets	(716)	(669)	—	—
Recognized net actuarial loss	86	114	2	2
Amortization of prior service costs	(2)	(3)	—	—
Total other components of net periodic benefit (recovery) cost	(303)	(220)	16	17
Net periodic benefit (recovery) cost	$(213)	$(143)	$25	$26

13    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at September 30, 2018 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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

(8)
The Trustee (the “WD Trustee”) for the wrongful death trust (the “WD Trust”), as defined and established by the Estate Representative under the Plans, asserts Carmack Amendment claims against CP in North Dakota federal court (the “Carmack Claims”). The WD Trustee seeks to recover approximately $6 million for damaged rail cars, and the settlement amounts the consignor and the consignee paid to the bankruptcy estates, alleged to be $110 million and $60 million, respectively. On CP’s motion, the federal court in North Dakota dismissed the Carmack Claims on timeliness grounds but the Eighth Circuit Court of Appeals reversed that decision. CP is seeking a rehearing of the Eighth Circuit Court of Appeals decision, failing which CP will seek dismissal of the Carmack Claims on various other grounds.

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

The expense included in “Purchased services and other” for the three and nine months ended September 30, 2018 was $2 million and $4 million, respectively (three and nine months ended September 30, 2017 - $1 million and $3 million). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at September 30, 2018 was $80 million (December 31, 2017 - $78 million). Payments are expected to be made over 10 years through 2028.

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

Interim Condensed Consolidating Statements of Income
For the three months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,316	$538	$—	$1,854
Non-freight	—	31	92	(79)	44
Total revenues	—	1,347	630	(79)	1,898
Operating expenses
Compensation and benefits	—	246	117	2	365
Fuel	—	177	49	—	226
Materials	—	33	11	3	47
Equipment rents	—	27	6	—	33
Depreciation and amortization	—	105	69	—	174
Purchased services and other	—	224	123	(84)	263
Total operating expenses	—	812	375	(79)	1,108
Operating income	—	535	255	—	790
Less:
Other (income) expense	(4)	(46)	3	—	(47)
Other components of net periodic benefit (recovery) expense	—	(97)	1	—	(96)
Net interest (income) expense	(2)	121	(7)	—	112
Income before income tax expense and equity in net earnings of subsidiaries	6	557	258	—	821
Less: Income tax (recovery) expense	(1)	142	58	—	199
Add: Equity in net earnings of subsidiaries	615	200	—	(815)	—
Net income	$622	$615	$200	$(815)	$622

Interim Condensed Consolidating Statements of Income
For the three months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,092	$455	$—	$1,547
Non-freight	—	38	90	(80)	48
Total revenues	—	1,130	545	(80)	1,595
Operating expenses
Compensation and benefits	—	218	103	3	324
Fuel	—	116	34	—	150
Materials	—	33	11	1	45
Equipment rents	—	35	—	—	35
Depreciation and amortization	—	108	54	—	162
Purchased services and other	—	195	146	(84)	257
Total operating expenses	—	705	348	(80)	973
Operating income	—	425	197	—	622
Less:
Other (income) expense	(10)	(100)	5	—	(105)
Other components of net periodic benefit (recovery) expense	—	(69)	1	—	(68)
Net interest (income) expense	(2)	126	(9)	—	115
Income before income tax expense and equity in net earnings of subsidiaries	12	468	200	—	680
Less: Income tax expense	7	99	64	—	170
Add: Equity in net earnings of subsidiaries	505	136	—	(641)	—
Net income	$510	$505	$136	$(641)	$510

Certain of these figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).

Interim Condensed Consolidating Statements of Income
For the nine months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$3,667	$1,521	$—	$5,188
Non-freight	—	89	271	(238)	122
Total revenues	—	3,756	1,792	(238)	5,310
Operating expenses
Compensation and benefits	—	740	346	4	1,090
Fuel	—	523	148	—	671
Materials	—	106	38	11	155
Equipment rents	—	88	11	—	99
Depreciation and amortization	—	314	202	—	516
Purchased services and other	—	647	428	(253)	822
Total operating expenses	—	2,418	1,173	(238)	3,353
Operating income	—	1,338	619	—	1,957
Less:
Other expense (income)	7	81	(32)	—	56
Other components of net periodic benefit (recovery) expense	—	(289)	2	—	(287)
Net interest expense (income)	4	356	(21)	—	339
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(11)	1,190	670	—	1,849
Less: Income tax (recovery) expense	(2)	327	118	—	443
Add: Equity in net earnings of subsidiaries	1,415	552	—	(1,967)	—
Net income	$1,406	$1,415	$552	$(1,967)	$1,406

Interim Condensed Consolidating Statements of Income
For the nine months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$3,310	$1,398	$—	$4,708
Non-freight	—	104	278	(249)	133
Total revenues	—	3,414	1,676	(249)	4,841
Operating expenses
Compensation and benefits	—	644	320	5	969
Fuel	—	370	110	—	480
Materials	—	101	28	13	142
Equipment rents	—	110	(2)	—	108
Depreciation and amortization	—	325	168	—	493
Purchased services and other	—	613	466	(267)	812
Total operating expenses	—	2,163	1,090	(249)	3,004
Operating income	—	1,251	586	—	1,837
Less:
Other (income) expense	(35)	(166)	7	—	(194)
Other components of net periodic benefit (recovery) expense	—	(206)	3	—	(203)
Net interest (income) expense	(9)	390	(24)	—	357
Income before income tax expense and equity in net earnings of subsidiaries	44	1,233	600	—	1,877
Less: Income tax expense	9	259	188	—	456
Add: Equity in net earnings of subsidiaries	1,386	412	—	(1,798)	—
Net income	$1,421	$1,386	$412	$(1,798)	$1,421
Certain of these figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$622	$615	$200	$(815)	$622
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	96	(84)	—	12
Change in derivatives designated as cash flow hedges	—	1	—	—	1
Change in pension and post-retirement defined benefit plans	—	27	1	—	28
Other comprehensive income (loss) before income taxes	—	124	(83)	—	41
Income tax expense on above items	—	(22)	—	—	(22)
Equity accounted investments	19	(83)	—	64	—
Other comprehensive income (loss)	19	19	(83)	64	19
Comprehensive income	$641	$634	$117	$(751)	$641

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$510	$505	$136	$(641)	$510
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	180	(161)	—	19
Change in derivatives designated as cash flow hedges	—	2	—	—	2
Change in pension and post-retirement defined benefit plans	—	36	2	—	38
Other comprehensive income (loss) before income taxes	—	218	(159)	—	59
Income tax expense on above items	—	(34)	—	—	(34)
Equity accounted investments	25	(159)	—	134	—
Other comprehensive income (loss)	25	25	(159)	134	25
Comprehensive income (loss)	$535	$530	$(23)	$(507)	$535

Interim Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,406	$1,415	$552	$(1,967)	$1,406
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(177)	153	—	(24)
Change in derivatives designated as cash flow hedges	—	36	—	—	36
Change in pension and post-retirement defined benefit plans	—	82	4	—	86
Other comprehensive (loss) income before income taxes	—	(59)	157	—	98
Income tax expense on above items	—	(10)	(1)	—	(11)
Equity accounted investments	87	156	—	(243)	—
Other comprehensive income	87	87	156	(243)	87
Comprehensive income	$1,493	$1,502	$708	$(2,210)	$1,493

Interim Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,421	$1,386	$412	$(1,798)	$1,421
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	342	(304)	—	38
Change in derivatives designated as cash flow hedges	—	11	—	—	11
Change in pension and post-retirement defined benefit plans	—	108	5	—	113
Other comprehensive income (loss) before income taxes	—	461	(299)	—	162
Income tax expense on above items	—	(77)	(1)	—	(78)
Equity accounted investments	84	(300)	—	216	—
Other comprehensive income (loss)	84	84	(300)	216	84
Comprehensive income	$1,505	$1,470	$112	$(1,582)	$1,505

Interim Condensed Consolidating Balance Sheets
As at September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$103	$47	$—	$150
Accounts receivable, net	—	592	167	—	759
Accounts receivable, intercompany	119	128	182	(429)	—
Short-term advances to affiliates	—	1,049	4,676	(5,725)	—
Materials and supplies	—	123	33	—	156
Other current assets	—	45	48	(28)	65
	119	2,040	5,153	(6,182)	1,130
Long-term advances to affiliates	1,090	5	88	(1,183)	—
Investments	—	35	166	—	201
Investments in subsidiaries	11,366	11,728	—	(23,094)	—
Properties	—	9,395	8,397	—	17,792
Goodwill and intangible assets	—	—	192	—	192
Pension asset	—	1,726	—	—	1,726
Other assets	—	57	11	—	68
Deferred income taxes	6	—	—	(6)	—
Total assets	$12,581	$24,986	$14,007	$(30,465)	$21,109
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$93	$822	$302	$(28)	$1,189
Accounts payable, intercompany	4	297	128	(429)	—
Short-term advances from affiliates	5,356	366	3	(5,725)	—
Long-term debt maturing within one year	—	480	—	—	480
	5,453	1,965	433	(6,182)	1,669
Pension and other benefit liabilities	—	668	78	—	746
Long-term advances from affiliates	—	1,178	5	(1,183)	—
Other long-term liabilities	—	114	118	—	232
Long-term debt	—	7,754	52	—	7,806
Deferred income taxes	—	1,941	1,593	(6)	3,528
Total liabilities	5,453	13,620	2,279	(7,371)	13,981
Shareholders’ equity
Share capital	2,017	538	6,127	(6,665)	2,017
Additional paid-in capital	47	1,653	92	(1,745)	47
Accumulated other comprehensive (loss) income	(1,654)	(1,654)	571	1,083	(1,654)
Retained earnings	6,718	10,829	4,938	(15,767)	6,718
	7,128	11,366	11,728	(23,094)	7,128
Total liabilities and shareholders’ equity	$12,581	$24,986	$14,007	$(30,465)	$21,109

Condensed Consolidating Balance Sheets
As at December 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$241	$97	$—	$338
Accounts receivable, net	—	508	179	—	687
Accounts receivable, intercompany	97	153	215	(465)	—
Short-term advances to affiliates	500	1,004	4,996	(6,500)	—
Materials and supplies	—	120	32	—	152
Other current assets	—	31	66	—	97
	597	2,057	5,585	(6,965)	1,274
Long-term advances to affiliates	590	—	410	(1,000)	—
Investments	—	27	155	—	182
Investments in subsidiaries	10,623	12,122	—	(22,745)	—
Properties	—	8,982	8,034	—	17,016
Goodwill and intangible assets	—	—	187	—	187
Pension asset	—	1,407	—	—	1,407
Other assets	—	56	13	—	69
Deferred income taxes	3	—	—	(3)	—
Total assets	$11,813	$24,651	$14,384	$(30,713)	$20,135
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$82	$844	$312	$—	$1,238
Accounts payable, intercompany	3	309	153	(465)	—
Short-term advances from affiliates	5,291	1,185	24	(6,500)	—
Long-term debt maturing within one year	—	746	—	—	746
	5,376	3,084	489	(6,965)	1,984
Pension and other benefit liabilities	—	672	77	—	749
Long-term advances from affiliates	—	1,000	—	(1,000)	—
Other long-term liabilities	—	108	123	—	231
Long-term debt	—	7,362	51	—	7,413
Deferred income taxes	—	1,802	1,522	(3)	3,321
Total liabilities	5,376	14,028	2,262	(7,968)	13,698
Shareholders’ equity
Share capital	2,032	1,037	6,730	(7,767)	2,032
Additional paid-in capital	43	1,643	259	(1,902)	43
Accumulated other comprehensive (loss) income	(1,741)	(1,742)	417	1,325	(1,741)
Retained earnings	6,103	9,685	4,716	(14,401)	6,103
	6,437	10,623	12,122	(22,745)	6,437
Total liabilities and shareholders’ equity	$11,813	$24,651	$14,384	$(30,713)	$20,135

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$87	$416	$319	$(149)	$673
Investing activities
Additions to properties	—	(303)	(127)	—	(430)
Proceeds from sale of properties and other assets	—	4	3	—	7
Advances to affiliates	—	—	(209)	209	—
Repayment of advances to affiliates	—	499	345	(844)	—
Repurchase of share capital from affiliates	500	236	—	(736)	—
Cash provided by (used in) investing activities	500	436	12	(1,371)	(423)
Financing activities
Dividends paid	(92)	(92)	(57)	149	(92)
Return of share capital to affiliates	—	(500)	(236)	736	—
Issuance of CP Common Shares	4	—	—	—	4
Repayment of long-term debt, excluding commercial paper	—	(5)	—	—	(5)
Net repayment of commercial paper	—	(53)	—	—	(53)
Advances from affiliates	209	—	—	(209)	—
Repayment of advances from affiliates	(708)	(136)	—	844	—
Cash used in financing activities	(587)	(786)	(293)	1,520	(146)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	17	(22)	—	(5)
Cash position
Increase in cash and cash equivalents	—	83	16	—	99
Cash and cash equivalents at beginning of period	—	20	31	—	51
Cash and cash equivalents at end of period	$—	$103	$47	$—	$150

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$98	$322	$213	$(106)	$527
Investing activities
Additions to properties	—	(193)	(126)	—	(319)
Proceeds from sale of properties and other assets	—	11	2	—	13
Advances to affiliates	—	—	(50)	50	—
Repayment of advances to affiliates	159	1	—	(160)	—
Capital contributions to affiliates	—	(26)	—	26	—
Repurchase of share capital from affiliates	—	32	—	(32)	—
Cash provided by (used in) investing activities	159	(175)	(174)	(116)	(306)
Financing activities
Dividends paid	(83)	(83)	(23)	106	(83)
Issuance of share capital	—	—	26	(26)	—
Return of share capital to affiliates	—	—	(32)	32	—
Issuance of CP Common Shares	2	—	—	—	2
Purchase of CP Common Shares	(226)	—	—	—	(226)
Repayment of long-term debt, excluding commercial paper	—	(3)	—	—	(3)
Advances from affiliates	50	—	—	(50)	—
Repayment of advances from affiliates	—	(159)	(1)	160	—
Cash used in financing activities	(257)	(245)	(30)	222	(310)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(2)	(5)	—	(7)
Cash position
(Decrease) increase in cash and cash equivalents	—	(100)	4	—	(96)
Cash and cash equivalents at beginning of period	—	178	60	—	238
Cash and cash equivalents at end of period	$—	$78	$64	$—	$142

Interim Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$235	$1,309	$782	$(545)	$1,781
Investing activities
Additions to properties	—	(701)	(383)	—	(1,084)
Proceeds from sale of properties and other assets	—	10	6	—	16
Advances to affiliates	—	(63)	(209)	272	—
Repayment of advances to affiliates	—	—	840	(840)	—
Repurchase of share capital from affiliates	500	783	—	(1,283)	—
Other	—	—	(1)	—	(1)
Cash provided by (used in) investing activities	500	29	253	(1,851)	(1,069)
Financing activities
Dividends paid	(255)	(255)	(290)	545	(255)
Return of share capital to affiliates	—	(500)	(783)	1,283	—
Issuance of CP Common Shares	16	—	—	—	16
Purchase of CP Common Shares	(559)	—	—	—	(559)
Issuance of long-term debt, excluding commercial paper	—	638	—	—	638
Repayment of long-term debt, excluding commercial paper	—	(744)	—	—	(744)
Advances from affiliates	272	—	—	(272)	—
Repayment of advances from affiliates	(209)	(631)	—	840	—
Cash used in financing activities	(735)	(1,492)	(1,073)	2,396	(904)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	16	(12)	—	4
Cash position
Decrease in cash and cash equivalents	—	(138)	(50)	—	(188)
Cash and cash equivalents at beginning of year	—	241	97	—	338
Cash and cash equivalents at end of year	$—	$103	$47	$—	$150

Interim Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$256	$875	$716	$(398)	$1,449
Investing activities
Additions to properties	—	(494)	(401)	—	(895)
Proceeds from sale of properties and other assets	—	17	12	—	29
Advances to affiliates	(1,079)	(550)	(1,157)	2,786	—
Capital contributions to affiliates	—	(1,039)	—	1,039	—
Repurchase of share capital from affiliates	—	32	—	(32)	—
Other	—	6	(1)	—	5
Cash used in investing activities	(1,079)	(2,028)	(1,547)	3,793	(861)
Financing activities
Dividends paid	(229)	(229)	(169)	398	(229)
Issuance of share capital	—	—	1,039	(1,039)	—
Return of share capital to affiliates	—	—	(32)	32	—
Issuance of CP Common Shares	39	—	—	—	39
Purchase of CP Common Shares	(368)	—	—	—	(368)
Repayment of long-term debt, excluding commercial paper	—	(17)	—	—	(17)
Advances from affiliates	1,381	1,405	—	(2,786)	—
Settlement of forward starting swaps on de-designation	—	(22)	—	—	(22)
Cash provided by (used in) financing activities	823	1,137	838	(3,395)	(597)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(6)	(7)	—	(13)
Cash position
Decrease in cash and cash equivalents	—	(22)	—	—	(22)
Cash and cash equivalents at beginning of year	—	100	64	—	164
Cash and cash equivalents at end of year	$—	$78	$64	$—	$142

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and nine months ended September 30, 2018 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2017 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Third Quarter of 2018 Results

•
Financial performance - In the third quarter of 2018, CP reported Diluted earnings per share ("EPS") of $4.35, an increase of 24% as compared to 2017. Net income was $622 million in the third quarter of 2018, an increase of 22% as compared to 2017. These increases were primarily due to higher volumes and higher income from defined benefit pension plans, partially offset by lower foreign exchange ("FX") gains on U.S. dollar-denominated debt in 2018 compared to 2017. Adjusted diluted EPS, which excludes FX on U.S. dollar-denominated debt, was $4.12 in the third quarter of 2018, an increase of 42% compared to the same period of 2017. Adjusted income was $589 million in the third quarter of 2018, an increase of 40% compared to last year. These increases were primarily due to higher volumes and higher income from defined benefit pension plans.

CP reported an Operating ratio of 58.3% in the third quarter of 2018, a 270 basis point improvement as compared to last year's operating ratio. This improvement was primarily due to higher volumes and efficiencies generated from improved operating performance and asset utilization. This was partially offset by higher fuel prices and higher stock-based compensation driven primarily by an increase in the stock price.

Adjusted diluted EPS and Adjusted income are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Total revenues - Total revenues increased by 19% in the third quarter of 2018 to $1,898 million from $1,595 million in the same period of 2017. This increase was driven primarily by a 13% volume growth as measured in Revenue Ton-Miles ("RTMs"), higher fuel surcharge revenue, and the favourable impact of the change in FX.

•
Operating performance - CP's average train speed decreased by 6% to 21.6 miles per hour and terminal dwell time increased by 5% to 6.9 hours due to higher volumes and increased delays from accelerated track and roadway capital programs in the third quarter of 2018. Average train weight increased by 2% to 9,195 tons, average train length increased by 1% to 7,345 feet, and fuel efficiency improved by 3% primarily driven by improved productivity from running longer trains as a result of volume growth. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•
On October 17, 2018, CP announced that it intends to implement a new normal course issuer bid to repurchase, for cancellation, up to approximately 5.68 million of its Common Shares, subject to Toronto Stock Exchange acceptance.

•
On October 4, 2018, as part of CP's Investor Day, the Company announced updates to its 2018 full-year guidance, which included estimated adjusted EPS growth in excess of 20 percent.(1) The Company also announced financial targets for 2018-2020 of volume compound annual growth rate ("CAGR") of mid-single digits measured in RTMs, double-digit CAGR in adjusted diluted EPS, continued margin improvement through cost control and operating leverage, and capital expenditures of $1.6 billion per year. These targets are based on the following key assumptions: exchange rate of 1.30 CAD/USD, On-Highway Diesel price of $3.20 USD/US gallon, pension income consistent with 2018, and an annualized effective tax rate of 25%, excluding discrete items such as foreign-exchange gains or losses on U.S. dollar-denominated debt and any effects of changes in tax rates.

Adjusted diluted EPS is defined and discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although CP has provided a forward-looking non-GAAP measure it is not practicable to provide a reconciliation to a forward-looking reported Diluted EPS, the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In past years, CP has recognized significant asset impairment charges, management transition costs related to senior executives and charges or recoveries resulting from tax rate changes. These or other similar, large unforeseen transactions affect Diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the Canadian-to-U.S. dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP's 2018 adjusted diluted EPS excludes FX impact of translating the Company's U.S. dollar denominated long-term debt and a deferred income tax recovery from changes in Iowa and Missouri corporate income tax rates.

(1) CP's expectations for adjusted diluted EPS growth in 2018 are based on adjusted diluted EPS of $11.39 in 2017. CP expects approximately $50 million of gains from land sales in the fourth quarter of 2018.

•	On September 25, 2018, the Company announced the appointment of Edward L. Monser to CP's Board of Directors effective December 17, 2018.

•
On September 17, 2018, CP declared a quarterly dividend of $0.6500 per share on the outstanding Common Shares. The dividend is payable on October 29, 2018 to holders of record at the close of business on September 28, 2018.

Prior Developments

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

•
Following the passage of Bill C-49, CP announced that it would invest more than a half-billion dollars over the next four years on new high-capacity grain hopper cars as part of its commitment to the North American agricultural sector. As a result of that multi-year investment, CP anticipated that 2018 capital expenditures would be $1.55 billion.

•
On May 10, 2018, CP announced an increase to the Company's quarterly dividend to $0.6500 per share from $0.5625 per share. The dividend was payable on July 30, 2018 to holders of record at the close of business on June 29, 2018.

•
Labour Disruptions - On April 18, 2018, CP received a 72-hour strike notice from the Teamsters Canada Rail Conference - Train & Engine (“TCRC”), representing approximately 3,000 conductors and locomotive engineers, and the International Brotherhood of Electrical Workers (“IBEW”), representing approximately 360 signal maintainers, of their respective plans to strike. At that time, CP commenced its work stoppage contingency plan to ensure a smooth, efficient and safe wind down of operations.

On April 20, 2018, CP reached an agreement with TCRC and IBEW to have the Canadian Industrial Relations Board administer a ratification vote on each of CP’s final offers, which averted a potential work stoppage. The ratification votes occurred from May 18 to May 25, 2018 and both offers were voted down.

On May 26, 2018, CP received another 72-hour strike notice from TCRC and IBEW, and again CP commenced its work stoppage contingency plans. On May 29, 2018, CP reached a tentative three-year agreement with IBEW and averted strike action by its members. This agreement was ratified by the IBEW membership on June 29, 2018, with 78% of members voting for ratification. On May 30, 2018, CP reached a tentative four-year agreement with TCRC and ended strike action which began at 22:00EST on May 29, 2018. On July 20, 2018, this agreement was also ratified. The wind-down of operations and return to full service levels following the strike notices caused disruption to the network, losses in potential revenue and costs related to labour disruptions in the second quarter.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2018	2017(1)	% Change	2018	2017(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	70,469	62,311	13	202,575	186,899	8
Train miles (thousands)	8,174	7,444	10	23,809	22,786	4
Average train weight – excluding local traffic (tons)	9,195	8,990	2	9,082	8,775	3
Average train length – excluding local traffic (feet)	7,345	7,301	1	7,297	7,193	1
Average terminal dwell (hours)	6.9	6.6	5	7.1	6.5	9
Average train speed (miles per hour, or "mph")	21.6	23.1	(6)	21.2	22.9	(7)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.916	0.944	(3)	0.952	0.978	(3)
Total Employees and Workforce
Total employees (average)	12,941	12,149	7	12,623	11,990	5
Total employees (end of period)	13,000	12,135	7	13,000	12,135	7
Workforce (end of period)	13,029	12,219	7	13,029	12,219	7
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.49	1.56	(4)	1.49	1.64	(9)
FRA train accidents per million train miles	1.12	0.99	13	1.11	1.01	10

(1)	Certain figures have been updated to reflect new information or have been revised to conform with current presentation.

Operations Performance

These key measures of operating performance reflect how effective CP’s management is at controlling costs and executing the
Company’s operating plan and strategy. CP continues to drive further productivity improvements in its operations, allowing the Company to deliver superior service and grow its business at low incremental cost.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

•
A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs increased by 13% for the third quarter of 2018 compared to the same period of 2017. This increase was primarily due to increased volumes of crude, Intermodal, and Potash.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles increased by 10% for the third quarter of 2018 compared to the same period of 2017. This reflects the impact of a 13% increase in workload, partially offset by improvements in train weight.

•
Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. Average train weight increased by 2% for the third quarter of 2018 compared to the same period of 2017. This increase was due to continuous improvements in operating plan efficiency combined with higher volumes of heavier commodities, such as crude and Potash, compared to the same period of 2017.

•
Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased by 1% for the third quarter of 2018 compared to the same period of 2017. This was a result of improvements in operating plan efficiency and increased Intermodal and Potash volumes, which move in longer trains.

•
Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell increased by 5% in the third quarter of 2018 compared to the same period of 2017.

This unfavourable increase in dwell was due to higher volumes and increased delays from accelerated track and roadway capital programs.

•
Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed decreased by 6% in the third quarter of 2018 compared to the same period of 2017. This decrease was due to higher volumes and increased delays from accelerated track and roadway capital programs.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel efficiency improved by 3% in the third quarter of 2018 compared to the same period of 2017. This improvement in efficiency was primarily due to improved productivity from running longer trains as a result of volume growth.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

•	GTMs increased by 8% for the first nine months of 2018 compared to the same period of 2017. This increase was primarily due to increased volumes of crude, Intermodal, and Potash.

•	Train miles increased by 4% for the first nine months of 2018 compared to the same period of 2017. This reflects the impact of higher volumes, partially offset by improvements in train weights.

•
Average train weight increased by 3% for the first nine months of 2018 compared to the same period of 2017. This was a result of improvements in operating plan efficiency combined with higher volumes of heavier commodities, such as crude and Potash.

•
Average train length increased by 1% for the first nine months of 2018 from the same period of 2017. This increase was primarily due to improvements in operating plan efficiency and increased Intermodal and Potash volumes, which move in longer trains.

•
Average terminal dwell increased by 9% in the first nine months of 2018 compared to the same period of 2017. This unfavourable increase was primarily due to network disruptions from labour negotiations in the second quarter of 2018, harsher winter conditions in the first quarter of 2018, and higher volumes and increased delays from accelerated track and roadway capital programs in the third quarter of 2018.

•
Average train speed decreased by 7% in the first nine months of 2018 compared to the same period of 2017. This decrease was primarily due to network disruptions from labour negotiations in the second quarter of 2018, harsher winter conditions in the first quarter of 2018, and higher volumes and increased delays from accelerated track and roadway capital programs in the third quarter of 2018.

•
Fuel efficiency improved by 3% in the first nine months of 2018 compared to the same period of 2017. This improvement in efficiency was primarily due to improved productivity from running longer trains as a result of volume growth.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with CP. The average number of total employees increased by 7% and 5% in the first three and nine months of 2018, respectively, compared to the same periods of 2017.

Workforce is defined as total employees plus contractors and consultants. The Company's total workforce as at September 30, 2018, was 13,029, an increase of 787, or 6%, when compared to 12,242 as at December 31, 2017. As at September 30, 2018, the total workforce increased by 810, or 7%, compared to September 30, 2017. The increases in the number of total employees and workforce is to accommodate current and anticipated volume growth.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees, and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.49 in the third quarter of 2018, a decrease from 1.56 in the same period of 2017.

For the first nine months of 2018, the FRA personal injury rate per 200,000 employee-hours for CP was 1.49, a decrease from 1.64 in the same period of 2017.

The FRA train accidents per million train miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train miles was 1.12 in the third quarter of 2018, an increase from 0.99 in the same period of 2017. For the first nine months of 2018, FRA train accidents per million train miles was 1.11, an increase from 1.01 in the same period of 2017.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and nine months ended September 30, 2018 and the comparative figures in 2017. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2018	2017	2018	2017
Financial Performance
Revenues	$1,898	$1,595	$5,310	$4,841
Operating income(1)	790	622	1,957	1,837
Adjusted operating income(1)(2)	790	622	1,957	1,786
Net income	622	510	1,406	1,421
Adjusted income(2)	589	422	1,432	1,197
Basic EPS	4.36	3.50	9.81	9.72
Diluted EPS	4.35	3.50	9.78	9.70
Adjusted diluted EPS(2)	4.12	2.90	9.97	8.17
Dividends declared per share	0.6500	0.5625	1.8625	1.6250
Cash provided by operating activities	673	527	1,781	1,449
Free cash(2)	245	214	740	575
	As at September 30, 2018		As at December 31, 2017
Financial Position
Total assets	$21,109		$20,135
Total long-term debt, including current portion	8,286		8,159
Shareholders’ equity	7,128		6,437
	For the twelve months ended September 30
	2018		2017
Financial Ratios
Return on invested capital ("ROIC")(2)	19.4%		15.9%
Adjusted ROIC(2)	15.7%		14.7%
	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Operating ratio(1)(3)	58.3%	61.0%	63.1%	62.1%
Adjusted operating ratio(1)(2)	58.3%	61.0%	63.1%	63.1%

(1)	2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Income

Operating income was $790 million in the third quarter of 2018, an increase of $168 million, or 27%, from $622 million in the same period of 2017. This increase was primarily due to:

•	higher volumes;

•	favourable impact of the change in FX of $15 million; and

•	the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by higher stock-based compensation driven primarily by an increase in the stock price and higher depreciation expense due to a higher asset base.

Net income was $622 million in the third quarter of 2018, an increase of $112 million, or 22%, from $510 million in the same period of 2017. This increase was primarily due to the higher operating income and higher income from other components of net periodic benefit recoveries. This increase was partially offset by a lower gain from FX translation on U.S. dollar-denominated debt and higher taxes due to higher taxable income.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $589 million in the third quarter of 2018, an increase of $167 million, or 40%, from $422 million in the same period of 2017. This increase was primarily due to higher operating income and higher income from other components of net periodic benefit recoveries. This was partially offset by higher taxes due to higher taxable earnings.

Diluted Earnings per Share

Diluted earnings per share was $4.35 in the third quarter of 2018, an increase of $0.85, or 24%, from $3.50 in the same period of 2017. This increase was primarily due to higher Net income and lower average outstanding shares due to the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $4.12 in the third quarter of 2018, an increase of $1.22, or 42%, from $2.90 in the same period of 2017. This increase was primarily due to higher Adjusted income and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 58.3% in the third quarter of 2018, a 270 basis point improvement from 61.0% in the same period of 2017. This improvement was primarily due to higher volumes and efficiencies generated from improved operating performance and asset utilization. This was partially offset by higher fuel prices and higher stock-based compensation driven primarily by an increase in the stock price.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 19.4% for the twelve months ended September 30, 2018, a 350 basis point increase compared to 15.9% for the twelve months ended September 30, 2017. This increase was due to lower Income tax expense due to income tax rate changes, higher Operating income, and higher Other components of net periodic benefit recoveries. This increase was partially offset by a higher invested capital base due to higher Retained earnings from Net income and the unfavourable change in FX translation on U.S. dollar-denominated debt.

Adjusted ROIC was 15.7% for the twelve months ended September 30, 2018, a 100 basis point increase compared to 14.7% for the twelve months ended September 30, 2017. This increase was primarily due to a higher Adjusted operating income and higher Other components of net periodic benefit recoveries. This is partially offset by the increase in adjusted average Shareholders' equity primarily due to higher Net income and higher tax expense due to higher taxable earnings. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Income

Operating income was $1,957 million in the first nine months of 2018, an increase of $120 million, or 7%, from $1,837 million in the same period of 2017. This increase was primarily due to higher volumes and efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:

•	a management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	cost inflation;

•	higher depreciation expense due to a higher asset base;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	the unfavourable impact of the change in FX of $17 million;

•	harsher winter operating conditions in the first quarter of 2018; and

•	higher incentive compensation.

Adjusted operating income was $1,957 million in the first nine months of 2018, an increase of $171 million, or 10%, from $1,786 million in the first nine months of 2017. This increase reflects the same factors discussed above, except that Adjusted operating income in 2017 excluded the management transition recovery of $51 million.

Net income was $1,406 million in the first nine months of 2018, a decrease of $15 million, or 1%, from $1,421 million in the same period of 2017. This decrease was primarily due to the unfavourable impact of FX translation on U.S. dollar-denominated debt and higher income taxes due to higher taxable income. This was partially offset by higher operating income and higher income from other components of net periodic benefit recoveries.

Adjusted income was $1,432 million in the first nine months of 2018, an increase of $235 million, or 20%, from $1,197 million in the same period of 2017. This increase was primarily due to higher operating income and income from other components of net periodic benefits recoveries. This was partially offset by higher income taxes due to higher taxable earnings.

Diluted Earnings per Share

Diluted earnings per share was $9.78 in the first nine months of 2018, an increase of $0.08, or 1%, from $9.70 in the same period of 2017. This increase was primarily due to the lower average outstanding shares due to the Company’s share repurchase program, partially offset by lower Net income.

Adjusted diluted EPS was $9.97 in the first nine months of 2018, an increase of $1.80, or 22%, from $8.17 in the same period of 2017. This increase was primarily due to higher Adjusted income and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 63.1% in the first nine months of 2018, a 100 basis point increase from 62.1% in the same period of 2017. This increase was primarily due to:

•	the unfavourable impact of higher fuel prices;

•	a management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	cost inflation;

•	higher depreciation expense due to a higher asset base;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	harsher winter operating conditions in the first quarter; and

•	incentive compensation.

This was partially offset by higher volumes and efficiencies generated from improved operating performance and asset utilization.

Adjusted operating ratio was 63.1% in the first nine months of 2018, unchanged from the same period of 2017. This reflects the same factors discussed above except that Adjusted operating ratio for 2017 excludes the impact of the management transition recovery of 100 basis points.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. The following tables indicate the average and periodic exchange rates when converting U.S. dollars to Canadian dollars for the three and nine months ended September 30, 2018 and the comparative periods in 2017.

Average exchange rates (Canadian/U.S. dollar)	2018	2017
For the three months ended - September 30	$1.31	$1.25
For the nine months ended - September 30	$1.29	$1.31

Exchange rates (Canadian/U.S. dollar)	2018	2017
Beginning of year - January 1	$1.25	$1.34
Beginning of quarter - July 1	$1.32	$1.30
End of quarter - September 30	$1.29	$1.25

In the third quarter of 2018, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $33 million, an increase in total operating expenses of $18 million, and an increase in interest expense of $5 million from the same period in 2017.

In the first nine months of 2018, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $39 million, a decrease in total operating expenses of $22 million, and a decrease in interest expense of $4 million from the same period in 2017.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three and nine months ended September 30, 2018 and the comparative periods in 2017.

Average Fuel Price (U.S. dollars per U.S. gallon)	2018	2017
For the three months ended - September 30	$2.69	$2.08
For the nine months ended - September 30	$2.72	$2.07

The impact of fuel price on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the third quarter of 2018, the impact of higher fuel prices resulted in an increase in total revenues of $68 million and an increase in total operating expenses of $59 million from the same period in 2017.

In the first nine months of 2018, the impact of higher fuel prices resulted in an increase in total revenues of $160 million and an increase in total operating expenses of $163 million from the same period in 2017.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share Price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") for the three and nine months ended September 30, 2018 and the comparative periods in 2017.

TSX (in Canadian dollars)	2018	2017
Opening Common Share Price, as at January 1	$229.66	$191.56
Ending Common Share Price, as at June 30	$240.92	$208.65
Ending Common Share Price, as at September 30	$273.23	$209.58
Change in Common Share Price for the three months ended September 30	$32.31	$0.93
Change in Common Share Price for the nine months ended September 30	$43.57	$18.02

NYSE (in U.S. dollars)	2018	2017
Opening Common Share Price, as at January 1	$182.76	$142.77
Ending Common Share Price, as at June 30	$183.02	$160.81
Ending Common Share Price, as at September 30	$211.94	$168.03
Change in Common Share Price for the three months ended September 30	$28.92	$7.22
Change in Common Share Price for the nine months ended September 30	$29.18	$25.26

In the third quarter of 2018, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $15 million compared to an increase of $2 million in the same period in 2017.

In the first nine months of 2018, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $17 million compared to an increase of $10 million in the same period in 2017.

The impact of share price on stock-based compensation is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Share Price Impact on Stock-Based Compensation section.

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents, and crew costs. Non-freight revenues are generated from leasing of certain assets, switching fees, contracts with passenger service operators, and logistical management services.

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,854	$1,547	$307	20	17
Non-freight revenues (in millions)	44	48	(4)	(8)	(10)
Total revenues (in millions)	$1,898	$1,595	$303	19	17
Carloads (in thousands)(3)	702.0	666.4	35.6	5	N/A
Revenue ton-miles (in millions)	39,664	35,170	4,494	13	N/A
Freight revenue per carload (in dollars)	$2,640	$2,321	$319	14	11
Freight revenue per revenue ton-mile (in cents)	4.67	4.40	0.27	6	4

(1)
Freight revenues include fuel surcharge revenues of $137 million in 2018 and $52 million in 2017. 2018 and 2017 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

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

•
Freight revenues were $1,854 million in the third quarter of 2018, an increase of $307 million, or 20%, from $1,547 million in the same period of 2017. This increase was primarily due to higher volumes, as measured by RTMs, of crude, Intermodal, and Potash, the favourable impact of higher fuel surcharge revenue as a result of higher fuel prices of $68 million, and the favourable impact of the change in FX of $32 million. This was partially offset by lower volumes of Coal and frac sand.

•
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the third quarter of 2018 were 39,664 million, an increase of 13% compared with 35,170 million in the same period of 2017. This increase was primarily due to increases in crude, Intermodal, and Potash, partially offset by decreases in Coal and frac sand.

•
Non-freight revenues were $44 million in the third quarter of 2018, a decrease of $4 million, or 8%, from $48 million in the same period of 2017. This decrease was primarily due to a recovery of prior costs following the expiration of a passenger service contract in 2017.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$5,188	$4,708	$480	10	11
Non-freight revenues (in millions)	122	133	(11)	(8)	(8)
Total revenues (in millions)	$5,310	$4,841	$469	10	11
Carloads (in thousands)(3)	2,029.9	1,955.2	74.7	4	N/A
Revenue ton-miles (in millions)	113,584	105,381	8,203	8	N/A
Freight revenue per carload (in dollars)	$2,556	$2,408	$148	6	7
Freight revenue per revenue ton-mile (in cents)	4.57	4.47	0.10	2	3

(1)
Freight revenues include fuel surcharge revenues of $351 million in 2018 and $164 million in 2017. 2018 and 2017 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

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

•
Freight revenues were $5,188 million in the first nine months of 2018, an increase of $480 million, or 10%, from $4,708 million in the same period of 2017. This increase was primarily due to higher volumes, as measured by RTMs, of crude, Intermodal, and Potash, and the favourable impact of higher fuel surcharge revenue as a result of higher fuel prices of $160 million. This was partially offset by the unfavourable impact of the change in FX of $39 million and lower volumes of Coal and Grain.

•
RTMs for the first nine months of 2018 were 113,584 million, an increase of 8% compared with 105,381 million in the same period of 2017. This increase was primarily due to increases in crude, Intermodal, and Potash, partially offset by decreases in Coal and Grain.

•
Non-freight revenues were $122 million in the first nine months of 2018, a decrease of $11 million, or 8%, from $133 million in the same period of 2017. This decrease was primarily due to a recovery of prior costs and lower passenger revenues following the expiration of a passenger service contract in 2017.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through price indices, tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues include fuel surcharge revenues of $137 million in the third quarter of 2018, an increase of $85 million, or 163%, from $52 million in the same period in 2017. This increase was primarily due to higher fuel prices, which represented $68 million of the change. In the first nine months of 2018, fuel surcharge revenues were $351 million, an increase of $187 million, or 114%, from $164 million in the same period of 2017. This increase was primarily due to higher fuel prices, which represented $160 million of the change.

Lines of Business

Grain

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$384	$351	$33	9	7
Carloads (in thousands)	107.4	108.0	(0.6)	(1)	N/A
Revenue ton-miles (in millions)	9,009	8,627	382	4	N/A
Freight revenue per carload (in dollars)	$3,565	$3,251	$314	10	7
Freight revenue per revenue ton-mile (in cents)	4.25	4.07	0.18	4	2

Grain revenue was $384 million in the third quarter of 2018, an increase of $33 million, or 9%, from $351 million in the same period of 2017. The increase in revenue was primarily due to higher volumes of regulated Canadian grain to Vancouver, the favourable impact of the change in FX, higher fuel surcharge revenue as a result of higher fuel prices, and higher regulated grain pricing. This increase was partially offset by a decrease in US grain volumes to the Pacific Northwest. RTMs increased while carloads decreased due to moving proportionately more regulated Canadian grain, which has a longer length of haul.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$1,113	$1,107	$6	1	1
Carloads (in thousands)	314.5	325.6	(11.1)	(3)	N/A
Revenue ton-miles (in millions)	26,698	27,274	(576)	(2)	N/A
Freight revenue per carload (in dollars)	$3,536	$3,402	$134	4	5
Freight revenue per revenue ton-mile (in cents)	4.17	4.06	0.11	3	3

Grain revenue was $1,113 million in the first nine months of 2018, an increase of $6 million, or 1%, from $1,107 million in the same period of 2017. The increase in revenue was primarily due to higher freight rates and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by lower volumes of regulated Canadian grain due to harsher winter operating conditions in the first quarter, lower volumes of U.S. wheat primarily to the U.S. Pacific North West, and the unfavourable impact of the change in FX.

Coal

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$171	$165	$6	4	4
Carloads (in thousands)	76.8	81.3	(4.5)	(6)	N/A
Revenue ton-miles (in millions)	5,764	6,009	(245)	(4)	N/A
Freight revenue per carload (in dollars)	$2,234	$2,021	$213	11	9
Freight revenue per revenue ton-mile (in cents)	2.98	2.73	0.25	9	9

Coal revenue was $171 million in the third quarter of 2018, an increase of $6 million, or 4%, from $165 million in the same period of 2017. This increase was primarily due to higher fuel surcharge revenues as a result of higher fuel prices and the favourable impact of the change in FX, partially offset by lower volumes of Canadian coal due to supply chain issues. RTMs decreased less than carloads due to moving proportionately more volumes of long haul Canadian coal to Thunder Bay.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$486	$478	$8	2	2
Carloads (in thousands)	226.7	233.3	(6.6)	(3)	N/A
Revenue ton-miles (in millions)	16,657	17,230	(573)	(3)	N/A
Freight revenue per carload (in dollars)	$2,145	$2,047	$98	5	3
Freight revenue per revenue ton-mile (in cents)	2.92	2.77	0.15	5	5

Coal revenue was $486 million in the first nine months of 2018, an increase of $8 million, or 2%, from $478 million in the same period of 2017. This increase was primarily due to higher fuel surcharge revenues as a result of higher fuel prices and higher freight revenue per revenue ton-mile. This was partially offset by lower volumes of Canadian export coal and the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates.

Potash

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$130	$103	$27	26	24
Carloads (in thousands)	42.3	34.6	7.7	22	N/A
Revenue ton-miles (in millions)	4,944	4,083	861	21	N/A
Freight revenue per carload (in dollars)	$3,089	$2,978	$111	4	1
Freight revenue per revenue ton-mile (in cents)	2.64	2.53	0.11	4	2

Potash revenue was $130 million in the third quarter of 2018, an increase of $27 million, or 26%, from $103 million in the same period of 2017. This increase was primarily due to higher export potash volumes, higher fuel surcharge revenue as a result of higher fuel prices, and the favourable impact of the change in FX.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$358	$310	$48	15	17
Carloads (in thousands)	117.4	102.9	14.5	14	N/A
Revenue ton-miles (in millions)	13,750	11,919	1,831	15	N/A
Freight revenue per carload (in dollars)	$3,052	$3,013	$39	1	2
Freight revenue per revenue ton-mile (in cents)	2.61	2.60	0.01	—	1

Potash revenue was $358 million in the first nine months of 2018, an increase of $48 million, or 15%, from $310 million in the same period of 2017. This increase was primarily due to higher export potash volumes and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more export potash to Vancouver, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$55	$52	$3	6	2
Carloads (in thousands)	13.8	13.8	—	—	N/A
Revenue ton-miles (in millions)	935	864	71	8	N/A
Freight revenue per carload (in dollars)	$3,957	$3,814	$143	4	1
Freight revenue per revenue ton-mile (in cents)	5.87	6.08	(0.21)	(3)	(6)

Fertilizers and sulphur revenue was $55 million in the third quarter of 2018, an increase of $3 million, or 6%, from $52 million in the same period of 2017. This increase was primarily due to increased dry fertilizer and sulphur volumes, higher fuel surcharge revenue as a result of higher fuel prices, and the favourable impact of the change in FX. This increase was partially offset by decreased volumes of wet fertilizer and a decrease in freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to moving proportionately less wet fertilizer, which has higher freight rates, and more sulphur volumes from Canada to the U.S., which have a longer length of haul.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$171	$181	$(10)	(6)	(4)
Carloads (in thousands)	41.9	43.2	(1.3)	(3)	N/A
Revenue ton-miles (in millions)	2,902	2,837	65	2	N/A
Freight revenue per carload (in dollars)	$4,084	$4,198	$(114)	(3)	(1)
Freight revenue per revenue ton-mile (in cents)	5.90	6.39	(0.49)	(8)	(6)

Fertilizers and sulphur revenue was $171 million in the first nine months of 2018, a decrease of $10 million, or 6%, from $181 million in the same period of 2017. This decrease was primarily due to lower freight revenue per revenue ton-mile and the unfavourable impact of the change in FX, partially offset by higher fuel surcharge revenue as a result of higher fuel prices. Freight revenue per revenue ton-mile decreased due to moving proportionately less wet fertilizer, which has higher freight rates, and more sulphur volumes from Canada to the U.S., which have a longer length of haul.

Forest Products

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$76	$67	$9	13	12
Carloads (in thousands)	17.9	17.2	0.7	4	N/A
Revenue ton-miles (in millions)	1,263	1,157	106	9	N/A
Freight revenue per carload (in dollars)	$4,240	$3,870	$370	10	6
Freight revenue per revenue ton-mile (in cents)	6.01	5.78	0.23	4	1

Forest products revenue was $76 million in the third quarter of 2018, an increase of $9 million, or 13%, from $67 million in the same period of 2017. This increase was due to higher volumes of lumber, higher fuel surcharge revenue as a result of higher fuel prices, and the favourable impact of the change in FX. RTMs increased more than carloads due to increased volumes of lumber, which have a longer length of haul.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$211	$202	$9	4	6
Carloads (in thousands)	51.5	49.8	1.7	3	N/A
Revenue ton-miles (in millions)	3,596	3,390	206	6	N/A
Freight revenue per carload (in dollars)	$4,107	$4,056	$51	1	3
Freight revenue per revenue ton-mile (in cents)	5.88	5.96	(0.08)	(1)	—

Forest products revenue was $211 million in the first nine months of 2018, an increase of $9 million, or 4%, from $202 million in the same period of 2017. This increase was due to higher volumes of pulp and paper products and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by a decrease in freight revenue per revenue ton-mile and the unfavourable impact of the change in FX. RTMs increased more than carloads due to increased volumes of longer haul wood pulp from Eastern Canada to the U.S.

Energy, Chemicals and Plastics

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$339	$208	$131	63	58
Carloads (in thousands)	89.1	64.7	24.4	38	N/A
Revenue ton-miles (in millions)	7,485	4,992	2,493	50	N/A
Freight revenue per carload (in dollars)	$3,806	$3,227	$579	18	15
Freight revenue per revenue ton-mile (in cents)	4.53	4.18	0.35	8	5

Energy, chemicals and plastics revenue was $339 million in the third quarter of 2018, an increase of $131 million, or 63%, from $208 million in the same period of 2017. This increase was primarily due to higher volumes of crude, liquefied petroleum gas ("L.P.G.") and fuel oil, higher fuel surcharge revenue as a result of higher fuel prices, and the favourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more crude, which has a longer length of haul.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$874	$651	$223	34	36
Carloads (in thousands)	242.4	194.0	48.4	25	N/A
Revenue ton-miles (in millions)	20,047	15,302	4,745	31	N/A
Freight revenue per carload (in dollars)	$3,606	$3,357	$249	7	9
Freight revenue per revenue ton-mile (in cents)	4.36	4.26	0.10	2	4

Energy, chemicals and plastics revenue was $874 million in the first nine months of 2018, an increase of $223 million, or 34%, from $651 million in the same period of 2017. This increase was primarily due to higher volumes of crude and L.P.G., and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more crude, which has a longer length of haul.

Metals, Minerals and Consumer Products

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$208	$192	$16	8	5
Carloads (in thousands)	65.0	68.2	(3.2)	(5)	N/A
Revenue ton-miles (in millions)	2,979	3,030	(51)	(2)	N/A
Freight revenue per carload (in dollars)	$3,206	$2,806	$400	14	11
Freight revenue per revenue ton-mile (in cents)	7.00	6.32	0.68	11	7

Metals, minerals and consumer products revenue was $208 million in the third quarter of 2018, an increase of $16 million, or 8%, from $192 million in the same period of 2017. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher steel volumes. This increase was partially offset by lower volumes of frac sand. RTMs decreased less than carloads due to increased volumes of longer haul steel traffic.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$595	$552	$43	8	9
Carloads (in thousands)	189.6	191.1	(1.5)	(1)	N/A
Revenue ton-miles (in millions)	9,067	8,512	555	7	N/A
Freight revenue per carload (in dollars)	$3,140	$2,888	$252	9	10
Freight revenue per revenue ton-mile (in cents)	6.57	6.49	0.08	1	2

Metals, minerals and consumer products revenue was $595 million in the first nine months of 2018, an increase of $43 million, or 8%, from $552 million in the same period of 2017. This increase was primarily due to higher frac sand and steel volumes and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased while carloads decreased due to a decrease in volumes of short haul copper ore traffic.

Automotive

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$85	$68	$17	25	20
Carloads (in thousands)	27.4	25.0	2.4	10	N/A
Revenue ton-miles (in millions)	343	316	27	9	N/A
Freight revenue per carload (in dollars)	$3,102	$2,737	$365	13	9
Freight revenue per revenue ton-mile (in cents)	24.76	21.62	3.14	15	11

Automotive revenue was $85 million in the third quarter of 2018, an increase of $17 million, or 25%, from $68 million in the same period of 2017. This increase was primarily due to higher volumes of automobiles and machinery, higher fuel surcharge revenue as a result of higher fuel prices, higher freight revenue per revenue ton-mile, and the favourable impact of the change in FX. This increase was partially offset by moving fewer trucks. Carloads increased more than RTMs due to moving proportionately more trucks with a shorter length of haul. Freight revenue per revenue ton-mile increased due to higher freight rates.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$247	$223	$24	11	13
Carloads (in thousands)	83.0	79.9	3.1	4	N/A
Revenue ton-miles (in millions)	1,047	1,016	31	3	N/A
Freight revenue per carload (in dollars)	$2,970	$2,788	$182	7	8
Freight revenue per revenue ton-mile (in cents)	23.56	21.92	1.64	7	9

Automotive revenue was $247 million in the first nine months of 2018, an increase of $24 million, or 11%, from $223 million in the same period of 2017. This increase was primarily due to higher volumes of trucks and machinery, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight revenue per revenue ton-mile. This increase was partially offset by the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates.

Intermodal

For the three months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$406	$341	$65	19	18
Carloads (in thousands)	262.3	253.6	8.7	3	N/A
Revenue ton-miles (in millions)	6,942	6,092	850	14	N/A
Freight revenue per carload (in dollars)	$1,545	$1,343	$202	15	14
Freight revenue per revenue ton-mile (in cents)	5.84	5.59	0.25	4	3

Intermodal revenue was $406 million in the third quarter of 2018, an increase of $65 million, or 19%, from $341 million in the same period of 2017. This increase was primarily due to higher international volumes through the Port of Vancouver, higher wholesale domestic volumes, higher fuel surcharge revenue as a result of higher fuel prices, and the favourable impact of the change in FX.

RTMs increased more than carloads due to moving proportionately more wholesale domestic intermodal volumes, which have a longer length of haul, and an increased length of haul for international intermodal volume moving through the Port of Vancouver.

For the nine months ended September 30	2018	2017	Total Change	% Change	FX Adjusted % Change
Freight revenues (in millions)	$1,133	$1,004	$129	13	13
Carloads (in thousands)	762.9	735.4	27.5	4	N/A
Revenue ton-miles (in millions)	19,820	17,901	1,919	11	N/A
Freight revenue per carload (in dollars)	$1,485	$1,364	$121	9	9
Freight revenue per revenue ton-mile (in cents)	5.72	5.61	0.11	2	3

Intermodal revenue was $1,133 million in the first nine months of 2018, an increase of $129 million, or 13%, from $1,004 million in the same period of 2017. This increase was primarily due to higher international volumes through the Port of Vancouver, higher wholesale domestic volumes, as well as higher fuel surcharge revenue as a result of higher fuel prices. This was partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more wholesale domestic intermodal volumes, which have a longer length of haul, and an increased length of haul for international intermodal volume moving through the Port of Vancouver.

Operating Expenses

For the three months ended September 30 (in millions)	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Compensation and benefits(1)	$365	$324	$41	13	11
Fuel	226	150	76	51	46
Materials	47	45	2	4	4
Equipment rents	33	35	(2)	(6)	(11)
Depreciation and amortization	174	162	12	7	6
Purchased services and other	263	257	6	2	—
Total operating expenses(1)	$1,108	$973	$135	14	12
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

Operating expenses were $1,108 million in the third quarter of 2018, an increase of $135 million, or 14%, from $973 million in the same period of 2017. This increase was primarily due to:

•	the unfavourable impact of increases in fuel price of $59 million;

•	higher volume variable expenses;

•	the unfavourable impact of the change in FX of $18 million;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	higher depreciation expense due to a higher asset base;

•	cost inflation; and

•	higher incentive compensation.

This increase was partially offset by the efficiencies generated from improved operating performance and asset utilization.

For the nine months ended September 30 (in millions)	2018	2017	Total Change	% Change	FX Adjusted % Change(2)
Compensation and benefits(1)	$1,090	$969	$121	12	13
Fuel	671	480	191	40	42
Materials	155	142	13	9	10
Equipment rents	99	108	(9)	(8)	(7)
Depreciation and amortization	516	493	23	5	5
Purchased services and other	822	812	10	1	2
Total operating expenses(1)	$3,353	$3,004	$349	12	12
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

Operating expenses were $3,353 million in the first nine months of 2018, an increase of $349 million, or 12%, from $3,004 million in the same period of 2017. This increase was primarily due to:

•	the unfavourable impact of increases in fuel price of $163 million;

•	higher volume variable expenses;

•	a management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	cost inflation;

•	higher depreciation expense due to a higher asset base;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	harsher winter operating conditions; and

•	higher incentive compensation.

This increase was partially offset by the favourable impact of the efficiencies generated from improved operating performance and asset utilization and the favourable change in FX of $22 million.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $365 million in the third quarter of 2018, an increase of $41 million, or 13%, from $324 million in the same period of 2017. This increase was primarily due to:

•	higher volume variable expenses as a result of an increase in workload as measured by GTMs;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	higher incentive compensation;

•	cost inflation; and

•	the unfavourable impact of change in FX.

This increase was partially offset by the benefit of operational efficiencies.

Compensation and benefits expense was $1,090 million in the first nine months of 2018, an increase of $121 million, or 12%, from $969 million in the same period of 2017. This increase was primarily due to:

•	a management transition recovery of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	higher volume variable expenses as a result of an increase in workload as measured by GTMs;

•	cost inflation;

•	higher stock-based compensation driven primarily by an increase in the stock price; and

•	higher incentive compensation.

This increase was partially offset by the benefit of operational efficiencies and the favourable impact of the change in FX.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $226 million in the third quarter of 2018, an increase of $76 million, or 51%, from $150 million in the same period of 2017. This increase was primarily due to:

•	the unfavourable impact of $59 million from higher fuel prices;

•	an increase in workload, as measured by GTMs; and

•	the unfavourable impact of the change in FX of $5 million

This increase was partially offset by improvements in fuel efficiency of approximately 3%.

Fuel expense was $671 million in the first nine months of 2018, an increase of $191 million, or 40%, from $480 million in the same period of 2017. This increase was primarily due to:

•	the unfavourable impact of $163 million from higher fuel prices;

•	an increase in workload, as measured by GTMs; and

•	a 2017 fuel tax recovery related to prior periods of $8 million.

This increase was partially offset by improvements in fuel efficiency of approximately 3% and the favourable impact of the change in FX of $6 million.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car, and building maintenance and software sustainment. Materials expense was $47 million in the third quarter of 2018, an increase of $2 million, or 4%, from $45 million in the same period of 2017. This increase was primarily due to higher materials consumed on locomotive maintenance and higher non-locomotive fuel costs. This increase was partially offset by lower freight car repairs.

Materials expense was $155 million in the first nine months of 2018, an increase of $13 million, or 9%, from $142 million in the same period of 2017. This increase was primarily due to higher materials consumed on locomotive maintenance and servicing and higher non-locomotive fuel costs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railroads' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $33 million in the third quarter of 2018, a decrease of $2 million, or 6%, from $35 million in the same period of 2017. Equipment rents expense was $99 million in the first nine months of 2018, a decrease of $9 million, or 8%, from $108 million in the same period of 2017. This decrease was primarily due to the purchase or return of leased freight cars reducing rental expense and a decrease in Intermodal container rents.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $174 million in the third quarter of 2018, an increase of $12 million, or 7%, from $162 million in the same period of 2017. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $2 million.

Depreciation and amortization expense was $516 million in the first nine months of 2018, an increase of $23 million, or 5%, from $493 million in the same period of 2017. This was primarily due to a higher depreciable asset base, partially offset by the favourable impact of the change in FX of $2 million.

Purchased Services and Other

For the three months ended September 30 (in millions)	2018	2017	Total Change	% Change
Support and facilities	$62	$65	$(3)	(5)
Track and operations	60	58	2	3
Intermodal	56	49	7	14
Equipment	36	35	1	3
Casualty	23	20	3	15
Property taxes	28	31	(3)	(10)
Other	2	1	1	100
Land sales	(4)	(2)	(2)	100
Total Purchased services and other	$263	$257	$6	2

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $263 million in the third quarter of 2018, an increase of $6 million, or 2%, from $257 million in the same period of 2017. This increase was primarily due to:

•	higher intermodal expenses related to pickup and delivery, reported in Intermodal;

•	higher rolling stock repair and wreck service costs, reported in Casualty;

•	the unfavourable impact of the change in FX of $5 million; and

•	the increase in locomotive maintenance due to increased volumes, reported in Equipment.

This increase was partially offset by:

•	the decrease in costs for locomotive warranty service agreements, reported in Equipment;

•	lower property taxes due to an adjustment of property tax rates;

•	higher land sales in 2018 compared to 2017;

•	lower event and sponsorship costs, reported in Support and facilities; and

•	lower locomotive engine overhaul expenses, due to the capital nature of overhaul activities in 2018, reported in Equipment.

For the nine months ended September 30 (in millions)	2018	2017	Total Change	% Change
Support and facilities	$193	$201	$(8)	(4)
Track and operations	206	193	13	7
Intermodal	163	144	19	13
Equipment	110	120	(10)	(8)
Casualty	57	55	2	4
Property taxes	95	95	—	—
Other	4	9	(5)	(56)
Land sales	(6)	(5)	(1)	20
Total Purchased services and other	$822	$812	$10	1

Purchased services and other expense was $822 million in the first nine months of 2018, an increase of $10 million, or 1%, from $812 million in the same period of 2017. This increase was primarily due to:

•	higher intermodal expenses related to pickup and delivery, reported in Intermodal;

•	higher bad debt expenses, reported in Other;

•	higher rolling stock repair and wreck service costs, reported in Casualty;

•	weather related impacts including higher snow removal, reported in Track and operations and Intermodal; and

•	costs related to labour negotiations in the second quarter of 2018, reported in Track and operations.

This increase was partially offset by:

•	lower locomotive engine overhaul expenses, due to the capital nature of overhaul activities in 2018, reported in Equipment;

•	the favourable impact of the change in FX of $7 million;

•	charges related to assets held for sale in 2017, reported in Other; and

•	lower event and sponsorship costs, reported in Support and facilities.

Other Income Statement Items

Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX on long-term debt and working capital, various costs related to financing activities, shareholder costs, equity income, and other non-operating expenditures. Other income was $47 million in the third quarter of 2018, compared to $105 million in the same period of 2017, a decrease of $58 million, or 55%. This decrease was primarily due to a lower gain on FX translation of U.S. dollar-denominated debt of $67 million, partially offset by higher equity income, compared to the same period of 2017.

Other expense was $56 million in the first nine months of 2018, compared to other income of $194 million in the same period of 2017, a change of $250 million, or 129%. This change was primarily due to the unfavourable impact of FX translation of $55 million on U.S. dollar-denominated debt in the first nine months of 2018, compared to the favourable impact of FX translation of $200 million in the same period of 2017 and a $10 million insurance recovery of legal costs in 2017. This change was partially offset by a $13 million charge on the settlement and roll of forward starting swaps in 2017. These items are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit was a recovery of $96 million in the third quarter of 2018, compared to a recovery of $68 million in the same period of 2017, a change of $28 million or 41%. Other components of net periodic benefit was a recovery of $287 million in the first nine months of 2018, compared to a recovery of $203 million in the same period of 2017, a change of $84 million or 41%. These changes were primarily due to an increase in the expected return on fund assets and a decrease in the recognized net actuarial loss.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $112 million in the third quarter of 2018, a decrease of $3 million, or 3%, from $115 million in the same period of 2017. This decrease was primarily due to a net reduction in interest charges of $6 million as a result of a lower effective interest rate and lower debt levels from debt refinancing in the second quarter of 2018 as well as higher capitalized interest. This was partially offset by the unfavourable impact of the change in FX of $5 million.

Net interest expense was $339 million in the first nine months of 2018, a decrease of $18 million, or 5%, from $357 million in the same period of 2017. This decrease was primarily due to a net reduction in interest charges of $8 million as a result of a lower effective interest rate and lower debt levels from debt refinancing in 2018, the favourable impact of the change in FX of $4 million, and higher capitalized interest.

Income Tax Expense

Income tax expense was $199 million in the third quarter of 2018, an increase of $29 million, or 17%, from $170 million in the same period of 2017. This increase was due to higher taxable earnings, partially offset by a lower effective tax rate.

Income tax expense was $443 million in the first nine months of 2018, a decrease of $13 million, or 3%, from $456 million in the same period of 2017. This decrease was primarily due to a lower effective tax rate.

During the nine months ended September 30, 2018, the Iowa and Missouri state corporate tax rate decreases were enacted and resulted in a $21 million deferred tax recovery on the revaluation of deferred income tax balances as at January 1, 2018.

The effective tax rate in the third quarter of 2018, including discrete items, was 24.23% compared to 24.95% in the same period of 2017. The effective tax rate in the first nine months of 2018, including discrete items, was 23.95% compared to 24.28% in the same period of 2017. The effective tax rate in the third quarter and first nine months of 2018, excluding discrete items, was 24.75% compared to 26.50% in 2017. This decrease is primarily due to the reduction in the U.S. federal income tax rate under the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, effective January 1, 2018.

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

As at September 30, 2018, the Company had $150 million of Cash and cash equivalents, U.S. $1.0 billion available under its revolving credit facility, and up to $544 million available under its letter of credit facilities (December 31, 2017 - $338 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility, and up to $281 million available under its letter of credit facilities).

Effective June 8, 2018, the Company canceled the U.S. $1.0 billion one-year plus one-year portion of the revolving credit facility and extended the maturity date on the U.S. $1.0 billion five-year portion to June 28, 2023. As at September 30, 2018, the Company's revolving credit facility was undrawn (December 31, 2017 - undrawn) and the Company did not draw from its revolving credit facility during the three and nine months ended September 30, 2018. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at September 30, 2018, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at September 30, 2018, total commercial paper borrowings were $nil (December 31, 2017 - $nil).

As at September 30, 2018, under its bilateral letter of credit facility, the Company had letters of credit drawn of $56 million from a total available amount of $600 million. This compares to letters of credit drawn of $319 million from a total available amount of $600 million as at December 31, 2017. Under the bilateral letter of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. As at September 30, 2018, the Company did not have any collateral posted on its bilateral letter of credit facility (December 31, 2017 - $150 million).

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $673 million in the third quarter of 2018, an increase of $146 million compared to $527 million in the same period of 2017. This increase was primarily due to higher cash generating income in the three months ended September 30, 2018 compared to the same period in 2017.

Cash provided by operating activities was $1,781 million in the first nine months of 2018, an increase of $332 million compared to $1,449 million in the same period of 2017. This increase was primarily due to higher cash generating income and a favourable change in working capital in the nine months ended September 30, 2018, compared to the same period in 2017.

Investing Activities

Cash used in investing activities was $423 million in the third quarter of 2018, an increase of $117 million compared to $306 million in the same period of 2017. Cash used in investing activities was $1,069 million in the first nine months of 2018, an increase of $208 million compared to $861 million in the same period of 2017. These increases were primarily due to higher capital additions during 2018, compared to the same periods in 2017.

Free Cash

CP generated positive Free cash of $245 million in the third quarter of 2018, an increase of $31 million from $214 million in the same period of 2017. For the first nine months of 2018, CP generated positive Free cash of $740 million, an increase of $165 million from $575 million in the same period of 2017. These increases were primarily due to an increase in cash provided by operating activities in the three and nine months ended September 30, 2018, compared to the same periods of 2017, partially offset by an increase in cash used in investing activities as a result of higher additions to properties, compared to 2017.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $146 million in the third quarter of 2018, a decrease of $164 million compared to cash used in financing activities of $310 million in the same period of 2017. This decrease was primarily due to payments to buy back shares under the Company's share repurchase program in the third quarter of 2017, partially offset by the net repayment of commercial paper in the third quarter of 2018.

Cash used in financing activities was $904 million in the first nine months of 2018, an increase of $307 million compared to $597 million in the same period of 2017. This increase was primarily due to the principal repayments of the U.S. $275 million and $375 million notes during the second quarter of 2018 and higher payments to buy back shares under the Company's share repurchase program in 2018 compared to the same period of 2017. This increase was partially offset by the issuance of the U.S. $500 million notes in the second quarter of 2018.

Credit Measures

Credit ratings provide information relating to the Company’s financing costs, liquidity, and operations and affect the Company’s ability to obtain short-term and long-term financing and/or the cost of such financing.

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

As at September 30, 2018, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2017.

Credit ratings as at September 30, 2018(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended September 30, 2018 and September 30, 2017 was 2.5 and 2.7, respectively. This decrease was primarily due to an increase in EBITDA as at September 30, 2018. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Share Capital

At October 16, 2018, the latest practicable date, there were 142,601,634 Common Shares and no preferred shares issued and outstanding, which consists of 14,318 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At October 16, 2018, 1.6 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.3 million options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase CP Common Shares. There are no outstanding options under the DSOP, which has 0.3 million options available to be issued in the future.

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

Adjusted Performance Measures

The Company uses Adjusted income, Adjusted diluted earnings per share, Adjusted operating income, and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first nine months of 2018, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $21 million due to reductions in the Missouri and Iowa state tax rates that favourably impacted Diluted EPS by 15 cents; and

•	during the course of the year, a net non-cash loss of $55 million ($47 million after deferred tax) due to FX translation of the Company's U.S dollar-denominated debt as follows:

•	in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 23 cents;

•	in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents; and

•	in the first quarter, a $49 million loss ($42 million after deferred tax) that unfavourably impacted Diluted EPS by 29 cents.

In 2017, there were five significant items included in Net income as follows:

•	in the second quarter, a charge on hedge roll and de-designation of $13 million ($10 million after deferred tax) that unfavourably impacted Diluted EPS by 7 cents;

•	in the second quarter, an insurance recovery of a legal settlement of $10 million ($7 million after current tax) that favourably impacted Diluted EPS by 5 cents;

•
in the first quarter, a management transition recovery of $51 million related to the retirement of Mr. E. Hunter Harrison as CEO of CP ($39 million after deferred tax) that favourably impacted Diluted EPS by 27 cents;

•	during the course of the year, a net deferred tax recovery of $541 million as a result of changes in income tax rates as follows:

•	in the fourth quarter, a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by $3.63;

•	in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate that unfavourably impacted Diluted EPS by 2 cents;

•	in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $186 million ($162 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

•	in the fourth quarter, a $14 million loss ($12 million after deferred tax) that unfavourably impacted Diluted EPS by 8 cents;

•	in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 62 cents;

•	in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 40 cents; and

•	in the first quarter, a $28 million gain ($24 million after deferred tax) that favourably impacted Diluted EPS by 16 cents.

In the three months ended December 31, 2016, there was one significant item included in Net income as follows:

•	a net non-cash loss of $74 million ($64 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows that unfavourably impacted Diluted EPS by 43 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2018 and 2017:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2018	2017	2018	2017
Net income as reported	$622	$510	$1,406	$1,421
Less significant items (pretax):
Insurance recovery of legal settlement	—	—	—	10
Charge on hedge roll and de-designation	—	—	—	(13)
Management transition recovery	—	—	—	51
Impact of FX translation on U.S. dollar-denominated debt	38	105	(55)	200
Add:
Tax effect of adjustments(1)	5	14	(8)	38
Income tax rate change	—	3	(21)	(14)
Adjusted income	$589	$422	$1,432	$1,197
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the applicable tax rate for the above items of 13.43% for the three and nine months ended September 30, 2018, and 13.28% and 15.16% for the three and nine months ended September 30, 2017, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Diluted earnings per share as reported	$4.35	$3.50	$9.78	$9.70
Less significant items (pretax):
Insurance recovery of legal settlement	—	—	—	0.07
Charge on hedge roll and de-designation	—	—	—	(0.09)
Management transition recovery	—	—	—	0.35
Impact of FX translation on U.S. dollar-denominated debt	0.27	0.72	(0.38)	1.36
Add:
Tax effect of adjustments(1)	0.04	0.10	(0.04)	0.26
Income tax rate change	—	0.02	$(0.15)	$(0.10)
Adjusted diluted earnings per share	$4.12	$2.90	$9.97	$8.17
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the applicable tax rate for the above items of 13.43% for the three and nine months ended September 30, 2018, and 13.28% and 15.16% for the three and nine months ended September 30, 2017, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2018	2017	2018	2017
Operating income as reported(1)	$790	$622	$1,957	$1,837
Less significant item:
Management transition recovery	—	—	—	51
Adjusted operating income(1)	$790	$622	$1,957	$1,786
(1)2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Operating ratio as reported(1)	58.3%	61.0%	63.1%	62.1%
Less significant item:
Management transition recovery	—%	—%	—%	(1.0)%
Adjusted operating ratio(1)	58.3%	61.0%	63.1%	63.1%
(1)2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

ROIC and Adjusted ROIC

ROIC is calculated as Operating income less Other (income) expense and Other components of net periodic benefit recovery, tax effected at the Company's annualized effective tax rate, divided by the sum of total Shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing, as presented in the Company's Consolidated Financial Statements, averaged between the beginning and ending balance over a rolling twelve-month period. Adjusted ROIC excludes significant items reported in Operating income, Other (income) expense, and Other components of net periodic benefit recovery in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount. Total Shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing is similarly adjusted for the impact of these significant items, net of tax, on closing balances as part of this average. ROIC and Adjusted ROIC are all-encompassing performance measures that measure how productively the Company uses its long-term capital investments, representing critical indicators of operating and investment decisions made by management, and are important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC and Adjusted ROIC are presented in Financial Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended September 30
(in millions, except for percentages)	2018	2017
Operating income as reported(1)	$2,639	$2,514
Less:
Other expense (income)	72	(120)
Other components of net periodic benefit recovery(1)	(358)	(243)
Tax(2)	95	716
	$2,830	$2,161
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	14,556	13,623
ROIC	19.4%	15.9%
(1) 2017 comparative period figure has been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2)Tax was calculated at the annualized effective tax rate of 3.24% and 24.89% for each of the above items for the twelve months ended September 30, 2018 and 2017, respectively.

	For the twelve months ended September 30
(in millions, except for percentages)	2018	2017
Operating income as reported(1)	$2,639	$2,514
Less significant item:
Management transition recovery	—	51
Adjusted operating income	2,639	2,463
Less:
Other expense (income)	72	(120)
Other components of net periodic benefit recovery(1)	(358)	(243)
Add significant items (pretax):
Insurance recovery of legal settlement	—	(10)
Charge on hedge roll and de-designation	—	13
Impact of FX translation on U.S. dollar-denominated debt	69	(126)
Less:
Tax(2)	752	708
	$2,242	$1,995
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	14,556	13,623
Add:
Impact of periodic significant items net of tax on the above average	(274)	(31)
Adjusted average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	14,282	13,592
Adjusted ROIC(3)	15.7%	14.7%
(1)  2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.
(2) Tax was calculated at the adjusted annualized effective tax rate of 25.12% and 26.18% for each of the above items for the twelve months ended September 30, 2018 and 2017, respectively.
(3) The definition of Adjusted ROIC has been revised to exclude the impact of periodic significant items net of tax on closing total Shareholders’ equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing as part of the average calculation. The change did not have a significant impact on the 2017 comparative period.

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations, and the cash settlement of hedges settled upon issuance of debt. Free cash is a measure that management considers to be an indicator of liquidity. Free cash is useful to investors and other external users of the consolidated financial statements as it assists with the evaluation of the Company's ability to generate cash from its operations without incurring additional external financing. The cash settlement of forward starting swaps that occurred in the second quarter of 2018 in conjunction with the issuance of long-term debt is not an indicator of CP's ongoing cash generating ability and therefore has been excluded from free cash. Positive Free cash indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative Free cash indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2018	2017	2018	2017
Cash provided by operating activities	$673	$527	$1,781	$1,449
Cash used in investing activities	(423)	(306)	(1,069)	(861)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(5)	(7)	4	(13)
Settlement of forward starting swaps on debt issuance	—	—	24	—
Free cash	$245	$214	$740	$575

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

	For the three months ended September 30
(in millions)	Reported 2018	Reported 2017	Variance due to FX	FX Adjusted 2017	FX Adjusted % Change
Freight revenues	$1,854	$1,547	$32	$1,579	17
Non-freight revenues	44	48	1	49	(10)
Total revenues	1,898	1,595	33	1,628	17
Compensation and benefits(1)	365	324	4	328	11
Fuel	226	150	5	155	46
Materials	47	45	—	45	4
Equipment rents	33	35	2	37	(11)
Depreciation and amortization	174	162	2	164	6
Purchased services and other	263	257	5	262	—
Total operating expenses(1)	1,108	973	18	991	12
Operating income(1)	$790	$622	$15	$637	24
(1) 2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

	For the nine months ended September 30
(in millions)	Reported 2018	Reported 2017	Variance due to FX	FX Adjusted 2017	FX Adjusted % Change
Freight revenues	$5,188	$4,708	$(39)	$4,669	11
Non-freight revenues	122	133	—	133	(8)
Total revenues	5,310	4,841	(39)	4,802	11
Compensation and benefits(1)	1,090	969	(5)	964	13
Fuel	671	480	(6)	474	42
Materials	155	142	(1)	141	10
Equipment rents	99	108	(1)	107	(7)
Depreciation and amortization	516	493	(2)	491	5
Purchased services and other	822	812	(7)	805	2
Total operating expenses(1)	3,353	3,004	(22)	2,982	12
Operating income(1)	$1,957	$1,837	$(17)	$1,820	8
(1)  2017 comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 1. Financial Statements, Note 2 Accounting changes.

Reconciliation of Net Income to EBIT, Adjusted EBIT and Adjusted EBITDA

EBIT is calculated as Net income before Net interest expense and Income tax expense. Adjusted EBIT excludes significant items reported in both Operating income and Other (income) expense. Adjusted EBITDA is calculated as Adjusted EBIT plus net periodic pension and other benefit costs other than current service costs, operating lease expense and Depreciation and amortization.

	For the twelve months ended September 30
(in millions)	2018	2017
Net income as reported	$2,390	$1,805
Add:
Net interest expense	455	473
Income tax expense	80	599
EBIT	2,925	2,877
Less significant items (pretax):
Insurance recovery of legal settlement	—	10
Charge on hedge roll and de-designation	—	(13)
Management transition recovery	—	51
Impact of FX translation on U.S. dollar-denominated debt	(69)	126
Adjusted EBIT	2,994	2,703
Less:
Other components of net periodic benefit recovery	358	243
Operating lease expense	(87)	(107)
Depreciation and amortization	(684)	(655)
Adjusted EBITDA	$3,407	$3,222

Adjusted Net Debt to Adjusted EBITDA Ratio

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year, and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, the net present value of operating leases, which is discounted by the Company’s effective interest rate for each of the years presented, and Cash and cash equivalents. Adjusted net debt to Adjusted EBITDA ratio is calculated as Adjusted net debt divided by Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a key credit measure used to assess the Company’s financial capacity. The ratio provides information on the Company’s ability to service its debt and other long-term obligations. Adjusted net debt to Adjusted EBITDA ratio is discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2018	2017
Long-term debt including long-term debt maturing within one year as at September 30	$8,286	$8,133
Less:
Pension plans in deficit(1)	(276)	(266)
Net present value of operating leases(2)	(261)	(284)
Cash and cash equivalents	150	142
Adjusted net debt as at September 30	$8,673	$8,541
(1) Pension plans deficit is the total funded status of the Pension plans in deficit only.
(2) Operating leases were discounted at the Company’s effective interest rate for each of the periods presented.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2018	2017
Adjusted net debt as at September 30	$8,673	$8,541
Adjusted EBITDA for the year ended September 30	3,407	3,222
Adjusted net debt to Adjusted EBITDA ratio	2.5	2.7

Off-Balance Sheet Arrangements

Guarantees

At September 30, 2018, the Company had residual value guarantees on operating lease commitments of $1 million, compared to $6 million at December 31, 2017. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at September 30, 2018, the fair value of these guarantees recognized as a liability was $11 million, compared to fair value of $9 million at December 31, 2017.

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements, as at September 30, 2018.

Payments due by period (in millions)	Total	2018	2019 & 2020	2021 & 2022	2023 & beyond
Contractual commitments
Interest on long-term debt and capital leases	$11,503	$82	$853	$776	$9,792
Long-term debt	8,224	7	540	840	6,837
Capital leases	153	1	10	111	31
Operating lease(1)	332	21	125	74	112
Supplier purchase	1,355	199	656	141	359
Other long-term liabilities(2)	697	258	101	101	237
Total contractual commitments	$22,264	$568	$2,285	$2,043	$17,368
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $1 million are not included in the minimum payments shown above.
(2) Includes expected cash payments for restructuring, environmental remediation, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits, long-term disability benefits, and the non-registered supplemental pension plan include the anticipated payments for years 2018 to 2027. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2017 Annual Report on Form 10-K.

Certain Other Financial Commitments

In addition to the financial commitments mentioned previously in Off-Balance Sheet Arrangements and Contractual Commitments of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company is party to certain other financial commitments discussed below.

Letters of Credit

Letters of credit are obtained mainly to provide security to third parties under the terms of various agreements. CP is liable for these contractual amounts in the case of non-performance under these agreements. Letters of credit are accommodated through a revolving credit facility and the Company’s bilateral letter of credit facilities.

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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at September 30, 2018.

Payments due by period (in millions)	Total	2018	2019 & 2020	2021 & 2022	2023 & beyond
Certain other financial commitments
Letters of credit	$56	$56	$—	$—	$—
Capital commitments	723	185	291	81	166
Total certain other financial commitments	$779	$241	$291	$81	$166

Critical Accounting Estimates

To prepare consolidated financial statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2017 Annual Report on Form 10-K. There have not been any material changes to the Company's critical accounting estimates in the first nine months of 2018.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit Committee, which is composed entirely of independent directors.

Forward-Looking Information

This MD&A and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. These forward-looking statements include, but are not limited to, statements concerning the Company’s 2018 full-year guidance which includes an effective tax rate in the range of 24.5 to 25 percent, capital expenditures of $1.6 billion, and adjusted EPS growth in excess of 20 percent as well as financial targets for 2018 through 2020 and related key assumptions, and statements concerning the Company's operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes and pension contributions, and capital expenditures. Forward-looking information typically contains statements with words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided guidance using non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure, due to unknown variables and uncertainty related to future results.

Readers are cautioned not to place undue reliance on forward-looking information because it is possible that CP will not achieve predictions, forecasts, projections and other forms of forward-looking information. The purpose of our expected 2018 adjusted diluted EPS is to assist readers in understanding our expected and targeted financial results, and this information may not be appropriate for other purposes. Current economic conditions render assumptions, although reasonable when made, subject to greater uncertainty. In addition, except as required by law, CP undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

By its nature, forward-looking information involves numerous assumptions, inherent risks and uncertainties, including but not limited to the following factors: anticipated land sales in 2018, changes in business strategies; general North American and global economic, credit and business conditions; risks in agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; inflation; changes in laws and regulations, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; uncertainties of investigations, proceedings or other types of claims and litigation; labour disputes; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; effects of changes in market conditions on the financial position of pension plans and investments; and various events that could disrupt operations, including severe weather, droughts, floods, avalanches and earthquakes as well as security threats and the governmental response to them, and technological changes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three and nine months ended September 30, 2018 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2017 Annual Report on Form 10-K. Refer to information on foreign exchange risk and share price impact on stock-based compensation discussed below:

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets, and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar positively (or negatively) impacts Total revenues by approximately $27 million and negatively (or positively) impacts Operating expenses by approximately $14 million.

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at September 30, 2018, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated U.S. dollar-denominated long-term debt causes additional impacts on earnings in Other (income) expense. For further information, please refer to Item 8. Financial Statements and Supplementary Data, Note 17 Financial Instruments, in CP's 2017 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.3 million to $0.5 million based on information available at September 30, 2018. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Share based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2018, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 13 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
31.1*	CEO Rule 13a-14(a) Certifications
31.2*	CFO Rule 13a-14(a) Certifications
32.1*	CEO Section 1350 Certifications
32.2*	CFO Section 1350 Certifications
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and first nine months ended September 30, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the third quarters and first nine months ended September 30, 2018 and 2017; (iii) the Consolidated Balance Sheets at September 30, 2018, and December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the third quarters and first nine months ended September 30, 2018 and 2017; (v) the Consolidated Statements of Changes in Shareholders’ Equity for the first nine months ended September 30, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements.

*Filed with this Quarterly Report on Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ NADEEM VELANI
Nadeem Velani
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

Dated: October 18, 2018