Form 10-K
period 2018-12-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2019-02-15
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2018
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
Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, in U.S. dollars, was $26,091,991,353, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

As of the close of business on February 13, 2019, there were 140,041,483 shares of the registrant's Common Stock outstanding.

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

CPRL prepares and files a management information circular and related material under Canadian requirements. As the Company’s management information circular is not filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Form 10-K from its management information circular. Accordingly, in reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company will be filing an amendment to this Form 10-K containing the Part III information no later than 120 days after the end of the fiscal year covered by this Form 10-K. All references to our websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

1 / CP 2018 ANNUAL REPORT

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-K TABLE OF CONTENTS

CP 2018 ANNUAL REPORT / 2

PART I

3 / CP 2018 ANNUAL REPORT

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

CPRL was incorporated on June 22, 2001, under the Canada Business Corporations Act and controls and owns all of the Common Shares of Canadian Pacific Railway Company (“CPRC”), which was incorporated in 1881 by Letters Patent pursuant to an Act of the Parliament of Canada. CPRL's registered, executive and corporate head office is located at 7550 Ogden Dale Road S.E., Calgary, Alberta T2C 4X9. CPRL's Common Shares (the "Common Share") are listed on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”) under the symbol “CP”.

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

Strategy
CP is continuing the journey to become the best railway in North America, with a culture of responsibility and accountability focused on five key foundations:

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

•
Optimize Assets: Through longer and heavier trains, and improved asset utilization, the Company is moving increased volumes with fewer locomotives and cars while unlocking capacity for future growth potential.

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

•
Develop People: CP recognizes that none of the other foundations can be achieved without its people. Every CP employee is a railroader and the Company has established a culture focused on a passion for service with integrity, in everything we do. Coaching and mentoring all employees into becoming leaders will help drive CP forward.

During the turnaround, CP transformed its operations by investing in the network and executing a precision scheduled railroading model that lowers costs, optimizes assets, and provides better, more competitive service.

Today, we continue to apply our long-term strategy: leverage our lower cost base, network strengths and improved service to drive sustainable, profitable growth. While the accomplishments during the turnaround were tremendous, CP’s journey to become North America’s best-performing rail carrier is far from over. As a Company, we will remain focused on our next level of service, productivity, and innovation to continue to generate value for our customers and results for our shareholders.

Business Developments
On October 19, 2018, CPRL announced a new normal course issuer bid ("NCIB"), commencing October 24, 2018, to purchase up to 5.68 million of Common Shares for cancellation before October 23, 2019.

Labour Disruptions - On April 18, 2018, CP received a 72-hour strike notice from the Teamsters Canada Rail Conference - Train & Engine (“TCRC”), representing approximately 3,000 conductors and locomotive engineers, and the International Brotherhood of Electrical Workers (“IBEW”), representing approximately 360 signal maintainers, of their respective plans to strike. At that time, CP commenced its work stoppage contingency plan to ensure a smooth, efficient and safe wind-down of operations.

CP 2018 ANNUAL REPORT / 4

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

On May 30, 2018, CP reached a tentative four-year agreement with TCRC and ended strike action which began at 22:00 Eastern Standard Time on May 29, 2018. On July 20, 2018, this agreement was also ratified. The wind-down of operations and return to full service levels following the strike notices caused disruption to the network, losses in potential revenue and costs related to labour disruptions in the second quarter.

Change in Executive Officers
On February 14, 2019, the Board of Directors appointed Mr. John Brooks to the position of Executive Vice-President and Chief Marketing Officer ("CMO") from the position of Vice-President and CMO, and Mr. Chad Rolstad to the position of Vice-President, Human Resources from the position of Assistant Vice-President , Human Resources.

On May 25, 2018, Mr. John Derry resigned from his position as Vice-President of Human Resources.

Change in Board of Directors
On December 17, 2018, CP announced that CP Board Chair, Andrew F. Reardon, will retire from CP's Board of Directors as of CP's 2019 Annual General Meeting on May 7, 2019. Isabelle Courville, a current member of the Board, has been designated by the Board as its next chair.

On September 25, 2018, the Company announced the appointment of Edward L. Monser to CP's Board of Directors effective December 17, 2018.

Operations
The Company operates in only one operating segment: rail transportation. Although the Company provides a breakdown of revenue by business line, the overall financial and operational performance of the Company is analyzed as one segment due to the integrated nature of the rail network. Additional information regarding the Company's business and operations, including revenue and financial information, and information by geographic location is presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Note 26 Segmented and geographic information.

Lines of Business
The Company transports bulk commodities, merchandise freight and intermodal traffic. Bulk commodities, which typically move in large volumes across long distances, include Grain, Coal, Potash, and Fertilizers and sulphur. Merchandise freight consists of industrial and consumer products, such as Energy, chemicals and plastics, Metals, minerals and consumer products, Automotive and Forest products. Intermodal traffic consists largely of retail goods in overseas containers that can be transported by train, ship and truck and in domestic containers and trailers that can be moved by train and truck.

5 / CP 2018 ANNUAL REPORT

The Company’s revenues are primarily derived from transporting freight. The following chart shows the Company's Freight revenue by each line of business in 2018, 2017 and 2016:

2018 Freight Revenues

2017 Freight Revenues	2016 Freight Revenues

CP 2018 ANNUAL REPORT / 6

In 2018, the Company generated Freight revenues totalling $7,152 million ($6,375 million in 2017 and $6,060 million in 2016). The following charts compare the percentage of the Company’s total Freight revenues derived from each of the three major business lines in 2018, 2017 and 2016:

2018 Freight Revenues	2017 Freight Revenues	2016 Freight Revenues

BULK
The Company’s Bulk business represented approximately 41% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Bulk freight revenues by commodity business in 2018, 2017 and 2016:

2018 Bulk Revenues	2017 Bulk Revenues	2016 Bulk Revenues
(41% of Freight Revenues)	(44% of Freight Revenues)	(44% of Freight Revenues)

7 / CP 2018 ANNUAL REPORT

Grain
The Company’s Grain business represented approximately 53% of Bulk revenues, which is 22% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Grain freight revenues generated from Canadian and U.S. shipments in 2018, 2017 and 2016:

2018 Grain Revenues (53% of Bulk Revenues; 22% of Freight Revenues)	2017 Grain Revenues (54% of Bulk Revenues; 24% of Freight Revenues)	2016 Grain Revenues (55% of Bulk Revenues; 24% of Freight Revenues)

CP's Grain network is unique among railways in North America as it is strategically positioned in the heart of grain-producing regions of Western Canada and the Northern Plains of the U.S. Canadian grain transported by CP consists of both whole grains, such as wheat, canola, durum, pulses and soybeans, and processed products such as oils, meals and malt. This business is centred in the Canadian Prairies (Alberta, Saskatchewan and Manitoba), with grain shipped primarily west to the Port of Vancouver, and east to the Port of Thunder Bay for export. Grain is also shipped to the U.S., to eastern Canada, and to Mexico for domestic consumption.

Canadian grain includes a division of business that is regulated by the Canadian government through the Canada Transportation Act (“CTA”). This regulated business is subject to a maximum revenue entitlement (“MRE”). Under this regulation, railways can set their own rates for individual movements. However, the MRE governs aggregate revenue earned by the railway based on a formula that factors in the total volumes, length of haul, average revenue per ton and inflationary adjustments. The regulation applies to western Canadian export grain shipments to the ports of Vancouver and Thunder Bay.

U.S. grain transported by CP consists of both whole grains, such as wheat, corn, soybeans and durum, and processed products such as meals, oils and flour. This business is centred in the states of Minnesota, North Dakota, South Dakota and Iowa. Grain destined for domestic consumption moves east via Chicago, to the U.S. Northeast or is interchanged with other carriers to the U.S. Pacific Northwest and U.S. Southeast. In partnership with other railways, CP also moves grain to export terminals in the U.S. Pacific Northwest and the Gulf of Mexico. Export grain traffic is also shipped to ports at Superior and Duluth.

CP 2018 ANNUAL REPORT / 8

Coal
The Company’s Coal business represented approximately 23% of Bulk revenues, which is 9% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Coal freight revenues generated from Canadian and U.S. shipments in 2018, 2017 and 2016:

2018 Coal Revenues (23% of Bulk Revenues; 9% of Freight Revenues)	2017 Coal Revenues (22% of Bulk Revenues; 10% of Freight Revenues)	2016 Coal Revenues (22% of Bulk Revenues; 10% of Freight Revenues)

In Canada, CP handles mostly metallurgical coal destined for export for use in the steelmaking process. CP’s Canadian coal traffic originates mainly from Teck Resources Limited’s mines in southeastern B.C. CP moves coal west from these mines to port terminals for export to world markets (Pacific Rim, Europe and South America), and east for the U.S. Midwest markets.

In the U.S., CP moves primarily thermal coal from connecting railways, serving the thermal coal fields in the Powder River Basin in Montana and Wyoming, which is delivered to power-generating facilities in the U.S. Midwest.

Potash
The Company's Potash business represented approximately 16% of Bulk revenues, which is 7% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Potash freight revenues generated from export and domestic potash shipments in 2018, 2017 and 2016:

2018 Potash Revenues (16% of Bulk Revenues; 7% of Freight Revenues)	2017 Potash Revenues (15% of Bulk Revenues; 6% of Freight Revenues)	2016 Potash Revenues (12% of Bulk Revenues; 6% of Freight Revenues)

The Company’s Potash traffic moves mainly from Saskatchewan to offshore markets through the ports of Vancouver, Portland and Thunder Bay, and to markets in the U.S. All potash shipments for export beyond Canada and the U.S. are marketed by Canpotex Limited and K+S Potash Canada. Canpotex is a joint venture between Nutrien Ltd. and The Mosaic Company. Independently, these producers move domestic potash with CP primarily to the U.S. Midwest for local application.

9 / CP 2018 ANNUAL REPORT

Fertilizers and Sulphur
The Company's Fertilizers and sulphur business represented approximately 8% of Bulk revenues, which is 3% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Fertilizers and sulphur freight revenues generated from dry fertilizers, wet fertilizers and sulphur transportation in 2018, 2017 and 2016:

2018 Fertilizers & Sulphur Revenues (8% of Bulk Revenues; 3% of Freight Revenues)	2017 Fertilizers & Sulphur Revenues (9% of Bulk Revenues; 4% of Freight Revenues)	2016 Fertilizers & Sulphur Revenues (11% of Bulk Revenues; 4% of Freight Revenues)

Dry fertilizers include: phosphate, urea, ammonium sulphate and nitrate. Wet fertilizers are primarily anhydrous ammonia. Roughly half of CP's fertilizer shipments originate from production facilities in Alberta, where abundant sources of natural gas and other chemicals provide feedstock for fertilizer production.

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

MERCHANDISE
The Company’s Merchandise business represented approximately 37% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Merchandise freight revenue by commodity business in 2018, 2017 and 2016:

2018 Merchandise Revenues	2017 Merchandise Revenues	2016 Merchandise Revenues
(37% of Freight Revenues)	(35% of Freight Revenues)	(34% of Freight Revenues)

Merchandise products move in trains of mixed freight and in a variety of car types. Service involves delivering products to many different customers and destinations. In addition to traditional rail service, CP moves merchandise traffic through a network of truck-rail transload facilities, expanding the reach of CP's network to non-rail served facilities.

CP 2018 ANNUAL REPORT / 10

Forest Products
The Company’s Forest products business represented approximately 11% of Merchandise revenues, which is 4% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Forest products freight revenues generated from pulp and paper (wood pulp, paperboard, newsprint and paper), lumber and panel, and other shipments in 2018, 2017 and 2016:

2018 Forest Products Revenues (11% of Merchandise Revenues; 4% of Freight Revenues)	2017 Forest Products Revenues (12% of Merchandise Revenues; 4% of Freight Revenues)	2016 Forest Products Revenues (13% of Merchandise Revenues; 5% of Freight Revenues)

Forest products traffic includes pulp and paper, and lumber and panel shipped from key producing areas in B.C., northern Alberta, northern Saskatchewan, Ontario and Quebec to destinations throughout North America, including Vancouver to export markets.

Energy, Chemicals and Plastics
The Company’s Energy, chemicals and plastics business represented approximately 47% of Merchandise revenues, which is 17% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Energy, chemicals and plastics freight revenues generated from petroleum products, crude, chemicals, biofuels and plastics shipments in 2018, 2017 and 2016:

2018 Energy, Chemicals & Plastics Revenues (47% of Merchandise Revenues; 17% of Freight Revenues)	2017 Energy, Chemicals & Plastics Revenues (41% of Merchandise Revenues; 14% of Freight Revenues)	2016 Energy, Chemicals & Plastics Revenues (42% of Merchandise Revenues; 14% of Freight Revenues)

Petroleum products consist of commodities such as liquefied petroleum gas ("LPG"), fuel oil, asphalt, gasoline, condensate (diluent) and lubricant oils. The majority of the Company’s western Canadian energy traffic originates in the Alberta Industrial Heartland, Canada's largest hydrocarbon processing region, and Saskatchewan. The Bakken formation region in Saskatchewan and North Dakota is another source of condensate, LPG and other refined petroleum. Interchanges with several rail interline partners gives the Company access to refineries and export facilities in the Pacific Northwest, Northeast U.S. and the Gulf Coast, as well as the Texas and Louisiana petrochemical corridor and port connections.

11 / CP 2018 ANNUAL REPORT

Crude moves from production facilities throughout Alberta, Saskatchewan and North Dakota. CP provides efficient routes to refining markets in the Northeast U.S., the Gulf Coast and the West Coast through connections with our railway partners.

The Company’s chemical traffic includes products such as ethylene glycol, caustic soda, methanol, sulphuric acid, styrene and soda ash. These shipments originate from Alberta, the U.S. Midwest, the Gulf of Mexico and eastern Canada, and move to end markets in Canada, the U.S. and overseas.

CP's biofuels traffic originates mainly from facilities in the U.S. Midwest, shipping primarily to destinations in the northeastern U.S.
The most commonly shipped plastics products are polyethylene and polypropylene. Almost half of the Company’s plastics traffic originates in central and northern Alberta and moves to various North American destinations.

Metals, Minerals and Consumer Products
The Company’s Metals, minerals and consumer products business represented approximately 30% of Merchandise revenues, which is 11% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Metals, minerals and consumer products freight revenues generated from frac sand, steel, aggregates (excluding frac sand), food and consumer products, and non-ferrous metals transportation in 2018, 2017 and 2016:

2018 Metals, Minerals & Consumer Products Revenues (30% of Merchandise Revenues; 11% of Freight Revenues)	2017 Metals, Minerals & Consumer Products Revenues (34% of Merchandise Revenues; 12% of Freight Revenues)	2016 Metals, Minerals & Consumer Products Revenues (28% of Merchandise Revenues; 9% of Freight Revenues)

The majority of frac sand originates at mines located along the Company’s network in Wisconsin and moves to the Permian Basin, the Bakken, Marcellus Shale and other shale formations across North America.

CP transports steel in various forms from mills in Iowa, Ontario and Saskatchewan to a variety of industrial users. The Company carries base metals such as zinc, aluminum, lead and copper. CP also moves ores from mines to smelters and refineries for processing, and the processed metal to automobile and consumer products manufacturers.

Aggregate products include coarse particulate and composite materials such as cement, limestone, gravel, clay and gypsum. Cement accounts for the majority of aggregate traffic and is shipped directly from production facilities in Alberta, Iowa and Ontario to energy and construction projects in North Dakota, Alberta, Manitoba and the U.S. Midwest.

Food and consumer products traffic consists of a diverse mix of goods, including food products, railway equipment, building materials and waste products.

CP 2018 ANNUAL REPORT / 12

Automotive
The Company’s Automotive business represented approximately 12% of Merchandise revenues, which is 5% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Automotive freight revenues generated by movements of finished vehicles from Canadian, U.S., overseas, and Mexican origins, machinery, and parts and other in 2018, 2017 and 2016:

2018 Automotive Revenues (12% of Merchandise Revenues; 5% of Freight Revenues)	2017 Automotive Revenues (13% of Merchandise Revenues; 5% of Freight Revenues)	2016 Automotive Revenues (17% of Merchandise Revenues; 6% of Freight Revenues)

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

Intermodal
The Company’s Intermodal business represented approximately 22% of total Freight revenues in 2018.

The following charts compare the percentage of the Company's Intermodal freight revenues generated from Canada, ports, cross border transportation, other international, and U.S. in 2018, 2017 and 2016:

2018 Intermodal Revenues (22% of Freight Revenues)	2017 Intermodal Revenues (21% of Freight Revenues)	2016 Intermodal Revenues (22% of Freight Revenues)

Domestic intermodal freight consists primarily of manufactured consumer products that are predominantly moved in 53-foot containers within North America. International intermodal freight moves in marine containers to and from ports and North American inland markets.

13 / CP 2018 ANNUAL REPORT

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

Fuel Cost Adjustment Program
The short-term volatility in fuel prices may adversely or positively impact revenues. CP employs a fuel cost adjustment program designed to respond to fluctuations in fuel prices and help reduce volatility to changing fuel prices. Fuel surcharge revenues are earned on individual shipments and are based primarily on the price of On Highway Diesel. As such, fuel surcharge revenue is a function of freight volumes and fuel prices. Fuel surcharge revenues accounted for approximately 7% of the Company's Freight revenues in 2018. The Company is also subject to carbon taxation systems and levies in some jurisdictions in which it operates, the costs of which are passed on to the shipper. As such, fuel surcharge revenue includes carbon taxes and levy recoveries.

Non-freight Revenues
Non-freight revenues accounted for approximately 2% of the Company’s Total revenues in 2018. Non-freight revenues are generated from leasing certain assets; other arrangements, including logistical services and contracts with passenger service operators; and switching fees.

Significant Customers
For each of the years ended December 31, 2018, 2017 and 2016, no customer comprised more than 10% of Total revenues or accounts receivable.

Competition
The Company is subject to competition from other railways, motor carriers, ship and barge operators, and pipelines. Price is only one factor of importance as shippers and receivers choose a transportation service provider. Service is another factor and requirement, both in terms of transit time and reliability, which vary by shipper and commodity. As a result, the Company’s primary competition varies by commodity, geographic location, access to markets and mode of available transportation. CP’s primary rail competitors are Canadian National Railway Company (“CN”), which operates throughout much of the Company’s territory in Canada, and Burlington Northern Santa Fe, LLC, including its primary subsidiary BNSF Railway Company (“BNSF”), which operates throughout much of the Company’s territory in the U.S. Midwest. Other railways also operate in parts of the Company’s territory. Depending on the specific market, competing railways and motor carriers may exert pressure on price and service levels.

Seasonality
Volumes and revenues from certain goods are stronger during different periods of the year. First-quarter revenues are typically lower mainly due to winter weather conditions, closure of the Great Lakes ports and reduced transportation of retail goods. Second and third quarter revenues generally improve compared to the first quarter, as fertilizer volumes are typically highest during the second quarter and demand for construction-related goods is generally highest in the third quarter. Revenues are typically strongest in the fourth quarter, primarily as a result of the transportation of grain after the harvest, fall fertilizer programs and increased demand for retail goods moved by rail. Operating income is also affected by seasonal fluctuations. Operating income is typically lowest in the first quarter, due to lower freight revenue and higher operating costs associated with winter conditions.

Government Regulation
The Company’s railway operations are subject to extensive federal laws, regulations and rules in both Canada and the U.S., which directly affect how operations and business activities are managed.

The Company’s Canadian operations are subject to economic and safety regulations. Economic regulatory oversight is provided by the Canadian Transportation Agency (“the Agency”) as delegated by the CTA, while safety regulatory oversight is primarily provided by Transport Canada (“TC”) pursuant to the Railway Safety Act (“RSA”). The CTA indirectly regulates rates by providing remedies for freight rates, including ancillary charges, remedies for level of service, long-haul interswitching rates and regulated interswitching rates in Canada. The CTA also regulates the MRE for the movement of export grain, construction and abandonment of railways, commuter and passenger access, and noise and vibration-related disputes. The RSA regulates safety-related aspects of railway operations in Canada, including the delegation of inspection, investigation and enforcement powers to TC. TC is also responsible for overseeing the transportation of dangerous goods as set out under the Transportation of Dangerous Goods Act (Canada) ("TDG").

The Company’s U.S. operations are similarly subject to economic and safety regulations. Economic regulatory oversight is provided by the Surface Transportation Board (“STB”) which administers Title 49 of the United States Code and related Code of Federal Regulations. Safety regulatory oversight is exercised by the

CP 2018 ANNUAL REPORT / 14

Federal Railroad Administration (“FRA”), and the Pipelines and Hazardous Materials Safety Administration (“PHMSA”). The STB is an economic regulatory body with jurisdiction over railroad rate and service issues and proposed railroad mergers and other transactions. The FRA regulates safety-related aspects of the Company’s railway operations in the U.S. under the Federal Railroad Safety Act, as well as rail portions of other safety statutes. PHMSA regulates the safe transportation of all hazardous materials by rail.

Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental and other matters.

Regulatory Change
After the tragic accident in Lac-Mégantic, Quebec, in July 2013 involving a non-related short-line railway, the Government of Canada implemented several measures pursuant to the RSA and the TDG. These modifications implemented changes with respect to rules associated with securing unattended trains; the classification of crude being imported, handled, offered for transport or transported; and the provision of information to municipalities through which dangerous goods are transported by rail. The U.S. federal government has taken similar actions. These changes did not have a material impact on CP’s operating practices.

On June 18, 2015, “An Act to amend the Canada Transportation Act and the Railway Safety Act” received Royal Assent and is now in force. The legislation set out new minimum insurance requirements for federally regulated railways based on amounts of crude and toxic inhalation hazards ("TIH") or poisonous inhalation hazards moved. It also imposes strict liability; limits railway liability to the minimum insurance level; mandates the creation of a fund of $250 million paid for by a levy on crude shipments, to be utilized for damages beyond $1 billion (in respect of CP); allows railways and insurers to have existing rights to pursue other parties (subrogation); and prevents shifting liability to shippers from railways except through written agreement. As the implementation of various aspects of the amendments by the Government of Canada is still being completed, the Company is not yet able to determine their full impact.

On May 1, 2015, the U.S. Transportation Secretary announced the final rule for a new rail tank car standard for flammable liquids and the phase-out schedule for older tank cars used to transport flammable liquids. The development of the new tank car standard was done in coordination between Transport Canada, PHMSA and the FRA. This announcement was followed by publishing the new tank car standard and phase-out schedule in Canada on May 20, 2015. Canada has since issued two protective directions to advance phase-out dates. The first, Protective Direction 38, eliminated the ability to ship crude oil in legacy U.S. Department of Transportation ("DOT") 111 tank cars after November 1, 2016 (the phase-out date in the United States for these cars remained January 1, 2018). Protective Direction 39 was issued on September 19, 2018 and eliminated the ability to ship crude oil in unjacketed CPC 1232 tank cars after November 1, 2018, as well as certain condensates after January 1, 2019. The phase-out deadline for this car in the United States remains April 1, 2020. CP does not own any tank cars used for commercial transportation of hazardous commodities.

On October 29, 2015, the Surface Transportation Extension Act of 2015 ("STEA") was signed into law. The law extends, by three years, the deadline for the U.S. rail industry to implement Positive Train Control (“PTC”), a set of highly advanced technologies designed to prevent train-to-train collisions, speed-related derailments and other accidents caused by human error by determining the precise location, direction and speed of trains, warning train operators of potential problems, and taking immediate action if an operator does not respond. Legislation passed by the U.S. Congress in 2008 mandated that PTC systems be put into service by the end of 2015 on rail lines used to transport passengers or toxic-by-inhalation materials. The STEA extended the deadline to install and activate PTC to December 31, 2018, or December 31, 2020 under certain circumstances, allowing the Company additional time to ensure safe and effective implementation of PTC on its rail network.

For further details on the capital expenditures associated with compliance with the PTC regulatory mandate, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

On December 4, 2015, the Fixing America’s Surface Transportation Act (“FAST Act”) was signed into law, representing the first long-term transportation legislation enacted in the U.S. in over a decade. The FAST Act contains key provisions on safety enhancements for tank cars moving flammable liquids in the U.S. and electronically controlled pneumatic ("ECP") train braking. Among those key provisions, the FAST Act requires new tank cars to be equipped with thermal blankets, requires all legacy DOT-111 tank cars moving flammable liquids to be upgraded to new retrofit standards (regardless of how many cars may be in a train) and sets minimum requirements for protection of certain valves. The FAST Act called for the U.S. Secretary of Transportation to re-evaluate its ECP final rule within one year using the results of this evaluation to determine whether ECP braking system requirements are justified. On December 4, 2017, the DOT found the ECP brake rule costs outweigh the benefits. On September 24, 2018, PHMSA officially repealed the ECP brake rule.

The STB Reauthorization Act of 2015 was signed into law on December 18, 2015. The law requires numerous changes to the structure and composition of the STB, removing it from under the DOT and establishing the STB as an independent U.S. agency, as well as increasing STB Board membership from three to five members. Notably, the law vests in the STB certain limited enforcement powers, by authorizing it to investigate rail carrier violations on the STB Board’s own initiative. The law also requires the STB to establish a voluntary binding arbitration process to resolve rail rate and practice disputes.

Finally, on May 23, 2018, the Transportation Modernization Act received Royal Assent. The legislation amends the CTA and the RSA, among other Acts, to (1) replace the existing 160 kilometer extended interswitching limit and the competitive line rate provisions with a new long-haul interswitching regime; (2) modify the existing Level of Service remedy for shippers by instructing the Agency to determine, upon receipt of a complaint, if a railway company is fulfilling its common carrier obligation to the “highest level of service that is reasonable in the circumstances”; (3) allow the existing Service Level Agreement arbitration remedy to include the consideration of reciprocal financial penalties; (4) increase the threshold for summary Final Offer Arbitrations from $750,000 to $2 million; (5) bifurcate the Volume-Related Composite Price Index (“VRCPI”) component of the annual MRE determination for transportation of regulated grain, to encourage

15 / CP 2018 ANNUAL REPORT

hopper car investment by CP and CN; (6) mandate the installation of locomotive voice and video recorders ("LVVRs"), with statutory permission for random access by railway companies and Transport Canada to the LVVR data in order to proactively strengthen railway safety in Canada; and (7) compel railways to provide additional data to the federal government.

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

Security
CP is subject to statutory and regulatory directives in Canada and the U.S. that address security concerns. CP plays a critical role in the North American transportation system. Rail lines, facilities and equipment, including railcars carrying hazardous materials, could be direct targets or indirect casualties of terrorist attacks. Regulations by the DOT and the Department of Homeland Security in the U.S. include speed restrictions, chain of custody and security measures, which can impact service and increase costs for the transportation of hazardous materials, especially TIH materials. Legislative changes in Canada to the TDG are expected to add new security regulatory requirements similar to those in the U.S. In addition, insurance premiums for some or all of the Company’s current coverage could increase significantly, or certain coverage may not be available to the Company in the future. While CP will continue to work closely with Canadian and U.S. government agencies, future decisions by these agencies on security matters or decisions by the industry in response to security threats to the North American rail network could have a material adverse effect on the Company's business or operating results.

CP takes the following security measures:

•
CP employs its own police service that works closely with communities and other law enforcement and government agencies to promote railway safety and infrastructure security. As a railway law enforcement agency, CP Police Services is headquartered in Calgary, with police officers assigned to over 25 field offices responsible for railway police operations in six Canadian provinces and 14 U.S. states. CP Police Services operates on the CP rail network as well as in areas where CP has non-railway operations.

•
CP’s Police Communication Centre (“PCC”) operates 24 hours a day. PCC receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. PCC ensures that proper emergency responders are notified as well as governing bodies.

•
CP’s Security Management Plan is a comprehensive, risk-based plan modelled on and developed in conjunction with the security plan prepared by the Association of American Railroads post-September 11, 2001. Under this plan, CP routinely examines and prioritizes railway assets, physical and cyber vulnerabilities, and threats, as well as tests and revises measures to provide essential railway security. To address cyber security risks, CP implements mitigation programs that evolve with the changing technology threat environment. The Company has also worked diligently to establish backup sites to ensure a seamless transition in the event that the Company's operating systems are the target of a cyber-attack.  By doing so, CP is able to maintain network fluidity.

•	CP security efforts consist of a wide variety of measures including employee training, engagement with our customers and training of emergency responders.

CP 2018 ANNUAL REPORT / 16

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

The Company has included the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as an Exhibit to this report.

All references to our websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

17 / CP 2018 ANNUAL REPORT

ITEM 1A. RISK FACTORS

The risks set forth in the following risk factors could have a materially adverse effect on the Company's financial condition, results of operations, and liquidity, and could cause those results to differ materially from those expressed or implied in the Company's forward-looking statements and forward-looking information (collectively, "forward-looking statements").

The information set forth in this Item 1A. Risk Factors should be read in conjunction with the rest of the information included in this report, including Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

As a common carrier, the Company is required by law to transport dangerous goods and hazardous materials, which could expose the Company to significant costs and claims. Railways, including CP, are legally required to transport dangerous goods and hazardous materials as part of their common carrier obligations regardless of risk or potential exposure to loss. CP transports dangerous goods and hazardous materials, including but not limited to crude oil, ethanol and TIH materials such as chlorine gas and anhydrous ammonia. A train accident involving hazardous materials could result in significant claims against CP arising from personal injury, property or natural resource damage, environmental penalties and remediation obligations. Such claims, if insured, could exceed the existing insurance coverage commercially available to CP, which could have a material adverse effect on CP’s financial condition and liquidity. CP is also required to comply with rules and regulations regarding the handling of dangerous goods and hazardous materials in Canada and the U.S. Noncompliance with these rules and regulations can subject the Company to significant penalties and could factor in litigation arising out of a train accident. Changes to these rules and regulations could also increase operating costs, reduce operating efficiencies and impact service delivery.

The Company is subject to significant governmental legislation and regulation over commercial, operating and environmental matters. The Company’s railway operations are subject to extensive federal laws, regulations and rules in both Canada and the U.S. Operations are subject to economic and safety regulations in Canada primarily by the Agency and Transport Canada. The Company’s U.S. operations are subject to economic and safety regulation by the STB and the FRA. Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental and other matters. Additional economic regulation of the rail industry by these regulators or the Canadian and U.S. legislatures, whether under new or existing laws, could have a significant negative impact on the Company’s ability to determine prices for rail services and result in a material adverse effect in the future on the Company’s financial position, results of operations, and liquidity in a particular year or quarter. This potential material adverse effect could also result in reduced capital spending on the Company’s rail network or in abandonment of lines.

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

The Company’s operations are subject to extensive federal, state, provincial and local environmental laws concerning, among other matters, emissions to the air, land and water and the handling of hazardous materials and wastes. Violation of these laws and regulations can result in significant fines and penalties, as well as other potential impacts on CP’s operations. These laws can impose strict, and in some circumstances, joint and several liability on both current and former owners, and on operators of facilities. Such environmental liabilities may also be raised by adjacent landowners or third parties. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results and reputation. The Company has been, and may in the future be, subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations. The Company currently has obligations at existing sites for investigation, remediation and monitoring, and will likely have obligations at other sites in the future. The actual costs associated with both current and long-term liabilities may vary from the Company’s estimates due to a number of factors including, but not limited to changes in: the content or interpretation of environmental laws and regulations; required remedial actions; technology associated with site investigation or remediation; and the involvement and financial viability of other parties that may be responsible for portions of those liabilities.

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

The Company faces competition from other transportation providers and failure to compete effectively could adversely affect financial results. The Company faces significant competition for freight transportation in Canada and the U.S., including competition from other railways, pipelines, and trucking and barge companies. Competition is based mainly on quality of service, freight rates and access to markets. Other transportation modes generally use public rights-of-way that are built and maintained by government entities, while CP and other railways must use internal resources to build and maintain their rail networks. Competition with the trucking industry is generally based on freight rates, flexibility of service and transit time performance. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation that eliminates or significantly reduces the burden of the size or weight limitations currently applicable to trucking carriers, could have a material adverse effect on CP's financial results.

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

CP 2018 ANNUAL REPORT / 18

The availability of qualified personnel could adversely affect the Company's operations. Changes in employee demographics, training requirements and the availability of qualified personnel, particularly locomotive engineers and trainpersons, could negatively impact the Company’s ability to meet demand for rail services. Unpredictable increases in the demand for rail services may increase the risk of having insufficient numbers of trained personnel, which could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. In addition, changes in operations and other technology improvements may significantly impact the number of employees required to meet the demand for rail services.

Strikes or work stoppages could adversely affect the Company's operations. Class I railroads are party to collective bargaining agreements with various labour unions. The majority of CP's employees belong to labour unions and are subject to these agreements. Disputes with regard to the terms of these agreements or the Company's potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns or lockouts, which could cause a significant disruption of the Company's operations and have a material adverse effect on the Company's results of operations, financial condition and liquidity. Additionally, future national labour agreements, or provisions of labour agreements related to health care, could significantly increase the Company's costs for health and welfare benefits, which could have a material adverse impact on its financial condition and liquidity.

The Company may be subject to various claims and lawsuits that could result in significant expenditures. By the nature of its operation, the Company is exposed to the potential for a variety of litigation and other claims, including personal injury claims, labour and employment disputes, commercial and contract disputes, environmental liability, freight claims and property damage claims. In respect of workers' claims in Canada related to occupational health and safety, the Workers' Compensation Act (Canada) covers those matters. In the U.S., the Federal Employers' Liability Act ("FELA") is applicable to railroad employees. A provision for a litigation matter or other claim will be accrued according to applicable accounting standards and any such accrual will be based on an ongoing assessment of the strengths and weaknesses of the litigation or claim, its likelihood of success together with an evaluation of the damages or other monetary relief sought. Any material changes to litigation trends, a catastrophic rail accident or series of accidents involving freight loss, property damage, personal injury, environmental liability or other significant matters could have a material adverse effect on the Company's results of operations, financial position and liquidity, in each case, to the extent not covered by insurance.

The Company may be affected by acts of terrorism, war, or risk of war. CP plays a critical role in the North American transportation system and therefore could become the target for acts of terrorism or war. CP is also involved in the transportation of hazardous materials, which could result in CP's equipment or infrastructure being direct targets or indirect casualties of terrorist attacks. Acts of terrorism, or other similar events, any government response thereto, and war or risk of war could cause significant business interruption to CP and may adversely affect the Company’s results of operations, financial condition and liquidity.

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

Disruptions within the supply chain could negatively affect the Company's operational efficiencies and increase costs. The North American transportation system is integrated. CP’s operations and service may be negatively impacted by service disruptions of other transportation links, such as ports, handling facilities, customer facilities and other railways. A prolonged service disruption at one of these entities could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

The Company may be affected by fluctuating fuel prices. Fuel expense constitutes a significant portion of the Company’s operating costs. Fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on the Company's results of operations. The Company currently employs a fuel cost adjustment program to help reduce volatility in changing fuel prices, but the Company cannot be certain that it will always be able to fully mitigate rising or elevated fuel costs through this program. Factors affecting fuel prices include: worldwide oil demand, international politics, weather, refinery capacity, supplier and upstream outages, unplanned infrastructure failures, and labour and political instability.

The Company is dependent on certain key suppliers of core railway equipment and materials that could result in increased price volatility or significant shortages of materials, which could adversely affect results of operations, financial condition and liquidity. Due to the complexity and specialized nature of core railway equipment and infrastructure (including rolling stock equipment, locomotives, rail and ties), there can be a limited number of suppliers of rail equipment and materials available. Should these specialized suppliers cease production or experience capacity or supply shortages, this concentration of suppliers could result in CP experiencing cost increases or difficulty in obtaining rail equipment and materials, which could have a material adverse effect on the Company's results of operations, financial condition and liquidity. Additionally, CP’s operations are dependent on the availability of diesel fuel. A significant fuel supply shortage arising from production decreases, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors could have a material adverse effect on the Company's results of operations, financial position and liquidity in a particular year or quarter.

The Company may be directly and indirectly affected by the impacts of global climate change. There is potential for significant impacts to CP’s infrastructure due to changes in global weather patterns. Increasing frequency, intensity and duration of extreme weather events such as flooding, storms and forest fires may result in substantial costs to respond during the event, to recover from the event and possibly to modify existing or future infrastructure requirements to prevent recurrence. The Company is currently subject to emerging regulatory programs that place a price on carbon emissions associated with railway operations in Canada. Government bodies at the provincial and federal level are imposing carbon taxation systems and cap and trade market mechanisms in the Canadian jurisdictions in which CP operates. As a significant consumer of diesel fuel, an escalating price on carbon emissions will lead to a corresponding

19 / CP 2018 ANNUAL REPORT

increase of the Company’s business costs.  Programs that place a price on carbon emissions or other government restrictions on certain market sectors may further impact current and potential customers including thermal coal and petroleum crude oil sectors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

CP 2018 ANNUAL REPORT / 20

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

Feeder Lines – CP supports its Western Corridor with four significant feeder lines: the “Coal Route”, which links southeastern B.C. coal deposits to the Western Corridor and to coal terminals at the Port of Vancouver; the “Edmonton-Calgary Route”, which provides rail access to Alberta’s Industrial Heartland (north of Edmonton, Alberta) in addition to the petrochemical facilities in central Alberta; the “Pacific CanAm Route”, which connects Calgary and Medicine Hat in Alberta with Pacific Northwest rail routes at Kingsgate, B.C. via the Crowsnest Pass in Alberta; and the “North Main Line Route” that provides rail service to customers between Portage la Prairie, Manitoba, and Wetaskiwin, Alberta, including intermediate points Yorkton and Saskatoon in Saskatchewan. This line is an important collector of Canadian grain and fertilizer, serving the potash mines located east and west of Saskatoon and many high-throughput grain elevators and processing facilities. In addition, this line provides direct access to refining and upgrading facilities at Lloydminster, Alberta, and western Canada’s largest pipeline terminal at Hardisty, Alberta.

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

21 / CP 2018 ANNUAL REPORT

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

Feeder Lines – The Company has operating rights over BNSF tracks between Minneapolis and St. Paul along with connectivity to the twin ports of Duluth, Minnesota and Superior, Wisconsin. CP maintains its own yard facilities that provide an outlet for grain from the U.S. Midwest to the grain terminals at these ports. This is a strategic entry point for large dimensional shipments that can be routed via CP's network to locations such as Alberta's Industrial Heartland to serve the needs of the oil sands and energy industry. CP's route from Winona, Minnesota, to Tracy, Minnesota, provides access to key agricultural and industrial commodities. CP’s feeder line between Drake and New Town in North Dakota is geographically situated in a highly strategic region for Bakken oil production. CP also owns two significant feeder lines in North Dakota and western Minnesota operated by the Dakota Missouri Valley and Western Railroad and the Northern Plains Railroad, respectively. Both of these short lines are also active in providing service to agricultural and Bakken-oil-related customers.

Connections – The Company’s Central Corridor connects with all major railways at Chicago. Outside of Chicago, CP has major connections with BNSF at Minneapolis Minot, North Dakota, and the Duluth-Superior Terminal and with UP at St. Paul and Mankato, Minnesota. CP connects with CN at Milwaukee and Chicago. At Kansas City, CP connects with Kansas City Southern (“KCS”), BNSF, Norfolk Southern Railway ("NS") and UP. CP’s Central Corridor also links to several short-line railways that primarily serve grain and coal producing areas in the U.S., and extend CP’s market reach in the rich agricultural areas of the U.S. Midwest.

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

Feeder Lines – A major feeder line serves the steel industry at Hamilton, Ontario and provides connections with both CSX Corporation (“CSX”) and NS at Buffalo. The Delaware & Hudson Railway Company, Inc. ("D&H") feeder line extends from Montreal to Albany.

Connections – The Eastern Corridor connects with a number of short-line railways including routes from Montreal to Quebec City, Quebec and Montreal to Saint John, New Brunswick, and Searsport, Maine. Connections are also made with PanAm Southern at Mechanicville, New York, for service to the Boston and New England areas, and the Vermont Railway at Whitehall, New York. Through haulage arrangements, CP has service to Fresh Pond, New York, to connect with New York & Atlantic Railway as well as direct access to the Bronx and Queens. CP can also access Philadelphia as well as a number of short-lines in Pennsylvania. Connections are also made with CN at a number of locations, including Sudbury, North Bay, Windsor, London, Hamilton and Toronto in Ontario, and Montreal in Quebec. CP also connects in New York with the two eastern class 1 carriers; NS and CSX at Buffalo, NS at Schenectady and CSX at Albany.

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

CP 2018 ANNUAL REPORT / 22

Right-of-Way
The Company’s rail network is standard gauge, which is used by all major railways in Canada, the U.S. and Mexico. Continuous welded rail is used on the core main line network.

CP uses different train control systems on portions of the Company’s owned track, depending on the volume of rail traffic. Remotely controlled centralized traffic control signals are used in various corridors to authorize the movement of trains. CP is currently implementing PTC on 2,117 miles of its U.S. network.

In other corridors, train movements are directed by written instructions transmitted electronically and by radio from rail traffic controllers to train crews. In some specific areas of intermediate traffic density, CP uses an automatic block signalling system in conjunction with written instructions from rail traffic controllers.

Track and Infrastructure
CP operates on a network of approximately 12,500 miles of track and has access to 2,200 miles under trackage rights. The Company's owned track miles includes leases with wholly owned subsidiaries where the term of the lease exceeds 99 years. CP's track network represents the size of the Company's operations that connects markets, customers and other railways. Of the total mileage operated, approximately 5,400 miles are located in western Canada, 2,300 miles in eastern Canada, 4,400 miles in the U.S. Midwest and 400 miles in the U.S. Northeast. CP’s network accesses the U.S. markets directly through three wholly owned subsidiaries: Soo Line Railroad Company (“Soo Line”), a Class I railway operating in the U.S. Midwest; the Dakota, Minnesota and Eastern Railroad ("DM&E"), a wholly owned subsidiary of the Soo Line, which operates in the U.S. Midwest; and the D&H, which operates between eastern Canada and the U.S. Northeast.

At December 31, 2018, the breakdown of CP operated track miles is as follows:

Total
First main track	12,469
Second and other main track	1,114
Passing sidings and yard track	4,260
Industrial and way track	781
Total track miles	18,624

Rail Facilities
CP operates numerous facilities including: terminals for intermodal, transload, automotive and other freight; classification rail yards for train-building and switching, storage-in-transit and other activities; offices to administer and manage operations; dispatch centres to direct traffic on the rail network; crew quarters to house train crews along the rail line; shops and other facilities for fuelling; maintenance and repairs of locomotives; and facilities for maintenance of freight cars and other equipment. Typically in all of our major yards, CP Police Services has offices to ensure the safety and security of the yards and operations.

The following table includes the major yards, terminals and transload facilities on CP's network:

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

23 / CP 2018 ANNUAL REPORT

The Company’s locomotive fleet is composed of largely high-adhesion alternating current locomotives that are more fuel efficient and reliable and have superior hauling capacity, compared with standard direct current locomotives. As of December 31, 2018, the Company had 243 locomotives in storage. As a result, the Company does not foresee the need to acquire new locomotives for the next several years. As of December 31, 2018, CP owned or leased the following locomotive units:

Locomotives	Owned	Leased	Total	Average Age (in years)
Road freight
High-adhesion alternating current	784	34	818	13
Standard direct current	249	—	249	31
Road switcher	342	—	342	26
Yard switcher	14	—	14	36
Total locomotives	1,389	34	1,423	20

CP owns and leases a fleet of 35,805 freight cars. Owned freight cars include units acquired by CP, equipment leased to third parties, and held under capital leases. Leased freight cars include all units under a short-term or long-term operating lease or financed equipment. As of December 31, 2018, CP owned and leased the following units of freight cars:

Freight cars	Owned	Leased	Total	Average Age (in years)
Box car	2,687	126	2,813	31
Covered hopper	7,305	10,639	17,944	28
Flat car	1,439	779	2,218	24
Gondola	3,749	1,430	5,179	21
Intermodal	1,325	—	1,325	16
Multi-level autorack	2,788	567	3,355	30
Company service car	2,265	171	2,436	47
Open top hopper	312	—	312	32
Tank car	214	9	223	14
Total freight cars	22,084	13,721	35,805	28

As of December 31, 2018, CP owned and leased the following units of intermodal equipment:

Intermodal equipment	Owned	Leased	Total	Average Age (in years)
Containers	8,624	294	8,918	7
Chassis	5,774	494	6,268	13
Total intermodal equipment	14,398	788	15,186	9

Headquarters Office Building
CP owns and operates a multi-building campus in Calgary encompassing the head office building, a data centre, training facility and other office and operational buildings.

The Company's main dispatch centre is located in Calgary, and is the primary dispatching facility in Canada. Rail traffic controllers coordinate and dispatch crews, and manage the day-to-day locomotive management along the network, 24 hours a day, and seven days a week. The operations centre has a complete backup system in the event of any power disruption.

In addition to fully operational redundant systems, CP has a fully integrated Business Continuity Centre, should CP's operations centre be affected by any natural disaster, fire, cyber-attack or hostile threat.

CP also maintains a secondary dispatch centre located in Minneapolis, where a facility similar to the one in Calgary exists. It services the dispatching needs of

CP 2018 ANNUAL REPORT / 24

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

Encumbrances
Refer to Item 8. Financial Statements and Supplementary Data, Note 17 Debt, for information on the Company's capital lease obligations and assets held as collateral under these agreements.

ITEM 3. LEGAL PROCEEDINGS

For further details, refer to Item 8. Financial Statements and Supplementary Data, Note 24 Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

25 / CP 2018 ANNUAL REPORT

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are appointed by the Board of Directors and they hold office until their successors are appointed, subject to resignation, retirement or removal by the Board of Directors. There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. As of the date of this filing, the executive officers’ names, ages and business experience are:

Name, Age and Position	Business Experience
Keith Creel, 50 President and Chief Executive Officer
Mr. Creel became President and CEO of CP on January 31, 2017. Previously, he was President and Chief Operating Officer ("COO") from February 5, 2013, to January 30, 2017.
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

Robert Johnson, 57 Executive Vice-President, Operations
Mr. Johnson has been Executive Vice-President, Operations of CP since April 20, 2016. Previous to this appointment, Mr. Johnson was CP's Senior Vice-President Operations, Southern Region from June 2013 to April 2016.

Prior to joining CP, Mr. Johnson's railroad career spanned 32 years with BNSF, where he held roles that progressively added to his responsibilities in operations, transportation and service excellence. His most recent position at BNSF was General Manager, Northwest Division, overseeing day-to-day operations for that region.

Nadeem Velani, 46 Executive Vice-President and Chief Financial Officer
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

Mr. Velani holds a bachelor's degree in Economics from Western University and a Masters of Business Administration degree ("MBA") in Finance/International Business from McGill University.

John Brooks, 48 Executive Vice-President and Chief Marketing Officer
Mr. Brooks has been Executive Vice-President and CMO of CP since February 14, 2019. Previous to this appointment, he was the Vice-President and CMO of CP from February 14, 2017 to February 13, 2019. He has worked in senior marketing roles at CP since he joined the Company in 2007, most recently as Vice-President, Marketing - Bulk and Intermodal.

Mr. Brooks began his railroading career with UP and later helped start I&M Rail Link, LLC, which was purchased by DM&E in 2002. Mr. Brooks was Vice-President, Marketing at DM&E prior to it being acquired by CP in 2007.

With more than 20 years in the railroading business, Mr. Brooks brings a breadth of experience to the CMO role that will be pivotal to CP's continued and future success.

James Clements, 49 Vice-President, Strategic Planning and Transportation Services
Mr. Clements has been Vice-President, Strategic Planning and Transportation Services of CP since 2015. Mr. Clements has responsibilities that include strategic network issues and Network Service Centre operations.  In addition, he has responsibility for all of CP’s facilities and Real Estate across North America.

Mr. Clements has been at CP for 24 years and his previous experience covers a wide range of areas of CP’s business, including car management, finance, joint facilities agreements, logistics, grain marketing and sales in both Canada and the U.S., as well as marketing and sales responsibility for various other lines of business at CP.

He has an MBA in Finance/International Business from McGill University and a Bachelor of Science in Computer Science and Mathematics from McMaster University.

CP 2018 ANNUAL REPORT / 26

Jeffrey Ellis, 51 Chief Legal Officer and Corporate Secretary
Mr. Ellis has been Chief Legal Officer and Corporate Secretary of CP since November 23, 2015. Mr. Ellis is accountable for the overall strategic leadership, oversight and performance of the legal, corporate secretarial, government relations and public affairs functions of CP in Canada and the U.S.
Prior to joining CP in 2015, Mr. Ellis was the U.S. General Counsel at BMO Financial Group. Before joining BMO in 2006, Mr. Ellis was with the law firm of Borden Ladner Gervais LLP in Toronto, Canada.
Mr. Ellis has Bachelor of Arts and Master of Arts from the University of Toronto, Juris Doctor and Master of Laws from Osgoode Hall Law School, and an MBA from the Richard Ivey School of Business, University of Western Ontario. Jeff is a member of the bars of New York, Illinois and Ontario.

Mike Foran, 45 Vice-President, Market Strategy and Asset Management
Mr. Foran has been Vice-President, Market Strategy and Asset Management of CP since February 14, 2017. His prior roles with CP include Vice-President Network Transportation from 2014 to 2017, Assistant Vice-President Network Transportation from 2013 to 2014, and General Manager – Asset Management from 2012 to 2013. In over 20 years at CP, Mr. Foran has worked in operations, business development, marketing and general management.

Mr. Foran holds an Executive MBA from the Ivey School of Business at Western University and a Bachelor of Commerce from the University of Calgary.

Michael Redeker, 58 Vice-President and Chief Information Officer
Mr. Redeker has been Vice-President and Chief Information Officer ("CIO") of CP since October 15, 2012.
Prior to joining CP, Mr. Redeker was Vice-President and CIO of Alberta Treasury Branch from May 2007 to September 2012. He also spent 11 years at IBM Canada, where he focused on delivering quality information technology services within the financial services industry.

Laird Pitz, 74 Senior Vice-President and Chief Risk Officer
Mr. Pitz has been Senior Vice-President and Chief Risk Officer ("CRO") of CP since October 17, 2017. Previously, he was the Vice-President and CRO of CP from October 29, 2014 to October 16, 2017 and the Vice-President, Security and Risk Management of CP from April 2014 to October 2014.
Prior to joining CP, Mr. Pitz was retired from March 2012 to April 2014, and Vice-President, Risk Mitigation of CN from September 2003 to March 2012.
Mr. Pitz, a Vietnam War veteran and former Federal Bureau of Investigation special agent, is a 40-year career professional who has directed strategic and operational risk mitigation, security and crisis management functions for companies operating in a wide range of fields, including defence, logistics and transportation.

Chad Rolstad, 42 Vice-President, Human Resources
Mr. Rolstad has been Vice-President, Human Resources of CP since February 14, 2019. Previous to this appointment, he was Assistant Vice-President, Human Resources of CP from August 1, 2018 to February 13, 2019 and Assistant Vice-President, Strategic Procurement of CP from April 10, 2017 to July 31, 2018.
Prior to joining CP, Mr. Rolstad held various leadership positions at BNSF Railway in marketing and operations.
Mr. Rolstad has a Bachelor of Science from the Colorado School of Mines and an MBA from Duke University.

27 / CP 2018 ANNUAL REPORT

PART II

CP 2018 ANNUAL REPORT / 28

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Information
The Common Shares are listed on the TSX and on the NYSE under the symbol "CP".

Share Capital
At February 13, 2019, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 140,041,483 Common Shares and no preferred shares issued and outstanding, which consists of 14,254 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Each option granted can be exercised for one Common Share. At February 13, 2019, 1.7 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.1 million options available to be issued by the Company’s MSOIP in the future.

CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase the Common Shares. There are no outstanding options under the DSOP, which has 0.3 million options available to be issued in the future.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table shows, as of December 31, 2018, compensation plans under which equity securities of the Corporation are authorized for issuance upon the exercise of options outstanding under the MSOIP and the DSOP. The table also shows the number of Common Shares available for issuance, including 340,000 Shares under the DSOP. On July 21, 2003, the Board suspended all further grants of options under the DSOP.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,533,598	$176.02	1,641,047
Equity compensation plans not approved by security holders	—	—	—
Total	1,533,598	$176.02	1,641,047

29 / CP 2018 ANNUAL REPORT

Stock Performance Graph
The following graph provides an indicator of cumulative total shareholder return on the Common Shares, of an assumed investment of $100, as compared to the TSX 60 Index (“TSX 60”), the Standard & Poor's 500 Stock Index (“S&P 500”), and the peer group index (comprising CN, KCS, UP, NS and CSX) on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any dividends are reinvested.

Issuer Purchase of Equity Securities
CP has established a share repurchase program, which is further described in the Share repurchase section in Item 8. Financial Statements and Supplementary Data, Note 20 Shareholders' Equity. During 2018, CP repurchased 4.7 million Common Shares for $1,127 million at an average price of $240.68. The following table presents the number of Common Shares repurchased during each month for the fourth quarter of 2018 and the average price paid by CP for the repurchase of such Common Shares.

2018	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	399,700	$259.71	399,700	5,283,240
November 1 to November 30	822,500	272.23	822,500	4,460,740
December 1 to December 31	965,000	249.10	965,000	3,495,740
Ending Balance	2,187,200	$259.74	2,187,200	N/A
(1) Includes shares repurchased but not yet cancelled at quarter end.
(2) Includes brokerage fees.

CP 2018 ANNUAL REPORT / 30

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

For information regarding historical exchange rates, please see Impact of FX on Earnings in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions, except per share data, percentage and ratios)	2018	2017	2016	2015	2014
Financial Performance
Total revenues	$7,316	$6,554	$6,232	$6,712	$6,620
Operating income(1)	2,831	2,519	2,411	2,618	2,202
Adjusted operating income(1) (2)	2,831	2,468	2,411	2,550	2,198
Net income	1,951	2,405	1,599	1,352	1,476
Adjusted income(2)	2,080	1,666	1,549	1,625	1,482
Basic earnings per share ("EPS")	13.65	16.49	10.69	8.47	8.54
Diluted EPS	13.61	16.44	10.63	8.40	8.46
Adjusted diluted EPS(2)	14.51	11.39	10.29	10.10	8.50
Dividends declared per share	2.5125	2.1875	1.8500	1.4000	1.4000
Financial Position
Total assets	$21,254	$20,135	$19,221	$19,637	$16,550
Total long-term debt, including current portion	8,696	8,159	8,684	8,957	5,759
Total shareholders' equity	6,636	6,437	4,626	4,796	5,610
Cash provided by operating activities	2,712	2,182	2,089	2,459	2,123
Free cash(2)	1,289	874	1,007	1,381	969
Financial Ratios
Return on invested capital ("ROIC")(2)	15.3%	20.5%	14.4%	12.9%	14.4%
Adjusted ROIC(2)	16.2%	14.7%	14.0%	15.2%	14.5%
Operating ratio(1) (3)	61.3%	61.6%	61.3%	61.0%	66.7%
Adjusted operating ratio(1) (2)	61.3%	62.4%	61.3%	62.0%	66.7%

(1)
Comparative years' figures have been restated for the retrospective adoption of Accounting Standards Update ("ASU") 2017-07, and the impact on the 2017 and 2016 comparatives are discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. The restatements of 2015 and 2014 comparatives resulted in a decrease in Operating income of $70 million and $137 million for the years ended December 31, 2015 and 2014, respectively.

(2)
These measures have no standardized meanings prescribed by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. These measures are defined and reconciled in Non-GAAP Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Operating ratio is defined as operating expenses divided by revenues.

31 / CP 2018 ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CP 2018 ANNUAL REPORT / 32

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes in Item 8. Financial Statements and Supplementary Data, and other information in this report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

In the first quarter of 2018, the comparative figures contained in or derived from the Consolidated Statement of Income were restated to reflect the adoption of the new Accounting Standards Update ("ASU") ASU 2017-07 for presentation of Other components of net periodic benefit recovery. These changes in presentation do not result in any changes to net income or earnings per share. For further information, refer to Item 8. Financial Statements and Supplemental Data, Note 2 Accounting changes.

Executive Summary
2018 Results

•
Financial performance – In 2018, CP reported Diluted EPS of $13.61, a 17% decrease from $16.44 in 2017. The Adjusted diluted EPS increased to $14.51, a 27% improvement compared to Adjusted diluted EPS of $11.39 in 2017. CP’s commitment to service and operational efficiency produced an Operating ratio and Adjusted operating ratio of 61.3%. Adjusted diluted EPS and Adjusted operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Total revenues – CP’s total revenues increased by 12% to $7,316 million in 2018 from $6,554 million in 2017, driven primarily by an 8% volume growth as measured in revenue ton-miles ("RTM").

•
Operating performance – CP's average train weight increased by 3% to 9,100 tons and fuel efficiency improved by 3%, primarily as a result of improvements in operating plan efficiency. Average train speed decreased by 5% to 21.5 miles per hour and average dwell time increased by 3% to 6.8 hours in 2018 primarily from network disruptions from labour negotiations in the second quarter and harsher weather conditions in the first quarter. These metrics are discussed further in Performance Indicators of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table compares 2018 outlook to actual results:

	Revenue growth	Adjusted diluted EPS(1)	Capital expenditures
Outlook	Mid-single digits
Initially set as low double-digits Adjusted diluted EPS growth from full-year 2017 Adjusted diluted EPS of $11.39.

Revised at the end of the third quarter to grow in excess of 20% from the full-year 2017 Adjusted diluted EPS.
Approximately $1.35 billion to $1.50 billion Revised at the end of the third quarter to $1.60 billion.
Actual outcomes	Revenue growth of 12% to $7,316 million	Adjusted diluted EPS growth of 27% to $14.51	$1.55 billion
(1) Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Due to reasons similar to those described in the 2019 Outlook section below, CP had not calculated an outlook for Diluted EPS in 2018.

During 2018, CP exceeded its revenue growth primarily due to sustainable volume growth, mainly attributable to increased shipments of Energy, chemicals and plastics, Intermodal, and Potash, partially offset by decreased shipments of U.S. grain. CP also exceeded its Adjusted diluted EPS outlook primarily due to volume growth and continued cost control. Capital expenditures were $1.55 billion spent primarily on network improvements, growth initiatives and renewal of depleted assets.

2019 Outlook
With a 2019 plan that encompasses profitable sustainable growth, CP expects RTM growth to be in the mid-single digit and Adjusted diluted EPS growth to be in the double-digits. CP’s expectations for Adjusted diluted EPS growth in 2019 are based on Adjusted diluted EPS of $14.51 in 2018. CP assumes the Canadian-to-U.S. dollar exchange rate will be approximately $1.30 and expects an effective tax rate in the range of 25.5 to 26 percent. CP estimates other components of net periodic benefit recovery to increase by $11 million versus 2018, and no material land sales. As CP continues to invest in service, productivity and safety, the Company plans to invest approximately $1.6 billion in capital programs in 2019. Capital programs are defined and discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted diluted EPS is defined and discussed further in Non-GAAP Measures and in Forward-Looking Statements of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although CP has provided a forward-looking non-GAAP measure (Adjusted diluted EPS), it is not practicable to provide a reconciliation to a forward-looking reported Diluted EPS, the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In past years, CP has recognized significant asset impairment charges and management transition recoveries or costs related to senior executives. These or other similar, large unforeseen transactions affect Diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the Canadian-to-U.S. dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the foreign exchange ("FX") impact

33 / CP 2018 ANNUAL REPORT

of translating the Company’s U.S. dollar denominated long-term debt from Adjusted diluted EPS. Please see Forward-Looking Statements of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators
The following table lists the key measures of the Company’s operating performance:

				% Change
For the year ended December 31	2018	2017(1)	2016(1)	2018 vs. 2017	2017 vs. 2016
Operations Performance
Gross ton-miles (“GTMs”) (millions)	275,362	252,195	242,694	9	4
Train miles (thousands)	32,312	30,632	30,373	5	1
Average train weight – excluding local traffic (tons)	9,100	8,806	8,614	3	2
Average train length – excluding local traffic (feet)	7,313	7,214	7,217	1	—
Average terminal dwell (hours)	6.8	6.6	6.7	3	(1)
Average train speed (miles per hour, or "mph")	21.5	22.6	23.5	(5)	(4)
Fuel efficiency (U.S. gallons of locomotive fuel consumed/1,000 GTMs)	0.953	0.980	0.980	(3)	—
Total employees (average)	12,695	12,034	12,082	5	—
Total employees (end of period)	12,770	12,163	11,653	5	4
Workforce (end of period)	12,793	12,242	11,698	5	5
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.47	1.65	1.67	(11)	(1)
FRA train accidents per million train-miles	1.10	0.99	1.12	11	(12)
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

A GTM is the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises of the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for 2018 were 275,362 million, a 9% increase compared with 252,195 million in 2017. This increase was primarily driven by increased volumes of Energy, chemicals and plastics, Potash, and Intermodal, partially offset by decreased shipments of U.S. grain.

GTMs in 2017 increased by 4% compared with 242,694 million in 2016. This increase was primarily driven by increased volumes of Energy, chemicals and plastics, frac sand, and Potash. This increase was partially offset by decreased volumes of international intermodal and Automotive.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles for 2018 were 32,312 thousands, an increase of 5% compared with 30,632 thousands in 2017. This reflects the impact of higher volumes partially offset by continuous improvements in train weights as evident in the relative comparison to GTMs, which grew by 9% in 2018.

Train miles in 2017 increased by 1% compared with 30,373 thousands in 2016. This reflects the impact of higher volumes partially offset by continuous improvements in train weights as evident in the relative comparison to GTMs, which grew by 4% in 2017.

The average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. Average train weight of 9,100 tons in 2018 increased by 294 tons, or 3%, compared with 8,806 tons in 2017. This increase was due to continuous improvements in operating plan efficiency, as well as higher volumes of heavier commodities, such as crude and Potash, compared to the same period in 2017.

Average train weight increased in 2017 by 192 tons, or 2%, from 8,614 tons in 2016. This increase was due to continuous improvements in operating plan efficiency, as well as higher frac sand, Potash, and crude volumes compared to the same period in 2016.

CP 2018 ANNUAL REPORT / 34

The average train length is the sum of each car multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length of 7,313 feet in 2018 increased by 99 feet, or 1%, compared with 7,214 feet in 2017. This was a result of improvements in operating plan efficiency and increased Intermodal and Potash volumes, which move in longer trains.

Average train length remained relatively constant between 2017 and 2016. This is a result of moving proportionately more shorter but heavier frac sand and crude trains compared to the same period in 2016, offset by improvements in operating plan efficiency.

The average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell increased by 3% in 2018 from 6.6 hours in 2017 to 6.8 hours in 2018. In 2018, this unfavourable increase was primarily due to:

•	network disruptions from labour negotiations in the second quarter of 2018;

•	harsher weather conditions and increased network disruptions in the first quarter of 2018; and

•	higher volumes in the second half of the year and increased delays from accelerated track and roadway capital programs in the third quarter of 2018.

Average terminal dwell in 2017 decreased by 1% from 6.7 hours in 2016. In 2017, this favourable decrease was primarily due to continued improvements in yard operating performance and focus and visibility provided through improved trip planning.

The average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customer or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed was 21.5 mph in 2018, a decrease of 5%, from 22.6 mph in 2017. This decrease was primarily due to:

•	network disruptions from labour negotiations in the second quarter of 2018;

•	harsher weather conditions and increased network disruptions in the first quarter of 2018; and

•	higher volumes and increased delays from accelerated track and roadway capital programs in the third quarter of 2018.

This decrease was partially offset by the completion of roadway capital programs, resulting in improved network fluidity in the fourth quarter of 2018.

Average train speed in 2017 was 22.6 mph, a decrease of 4%, from 23.5 mph in 2016. This decrease was primarily due to:

•	increased volumes of heavier and slower frac sand and Potash trains;

•	decreased volumes of lighter and faster Intermodal trains; and

•	harsher weather conditions in the first quarter of 2017.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel efficiency for 2018 of 0.953 U.S. gallons/1,000 GTMs improved by 3% compared to 2017. Fuel efficiency was flat in 2017 compared to 2016. The improvement in fuel efficiency in 2018 compared to 2017 was primarily due to improved productivity from running longer trains.

Total Employees and Workforce
An employee is defined by the Company as an individual currently engaged in full-time, part-time or seasonal employment with CP. The average number of total employees for 2018 increased by 661 compared with 2017. The increase was primarily due to growth in volumes. The total number of employees as at December 31, 2018 was 12,770, an increase of 607, or 5%, compared to 12,163 as at December 31, 2017, which is in line with the current and expected growth in volumes.

The average number of total employees for 2017 decreased by 48, compared to 2016. This decrease was primarily due to strong operational performance, natural attrition and efficient resource management planning. The total number of employees as at December 31, 2017 was 12,163, an increase of 510, or 4%, compared to 11,653 as at December 31, 2016, which is in line with the current and expected growth in volumes.

The workforce is defined as total employees plus contractors and consultants. The total workforce as at December 31, 2018 was 12,793, an increase of 551, or 5%, compared to 12,242 as at December 31, 2017. This increase was in line with the current and expected growth in GTMs and RTMs.

The workforce as at December 31, 2017 was 12,242, an increase of 544, or 5%, compared to 11,698 as at December 31, 2016. This increase is in line with the current and expected growth in GTMs and RTMs.

Safety Indicators
Safety is a key priority and core strategy for CP’s management, employees and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration ("FRA") reporting guidelines.

35 / CP 2018 ANNUAL REPORT

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.47 in 2018, 1.65 in 2017 and 1.67 in 2016.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA damage reporting threshold of U.S. $10,700 in 2018 and 2017 and U.S. $10,500 in damage for 2016. The FRA train accidents per million train-miles frequency for CP in 2018 was 1.10, compared with 0.99 in 2017 and 1.12 in 2016.

Results of Operations
Income
* Comparative years' figures have been restated for the retrospective adoption of Accounting Standards Update ("ASU") 2017-07, and the impact on the 2017 and 2016 comparatives are discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. The restatements of 2015 and 2014 comparatives resulted in a decrease in Operating income of $70 million and $137 million for the years ended December 31, 2015 and 2014, respectively.
** Adjusted operating income is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income was $2,831 million in 2018, an increase of $312 million, or 12%, from $2,519 million in 2017. This increase was primarily due to higher volumes and the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:

•	cost inflation;

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017; and

•	higher depreciation and amortization driven primarily from a higher asset base as a result of higher capital program spending in 2018.

Operating income was $2,519 million in 2017, an increase of $108 million, or 4%, from $2,411 million in 2016. This increase was primarily due to:

•	higher volumes;

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP; and

•	the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:

•	lower gains on land sales of $91 million, following the sales of CP's Arbutus Corridor and Obico rail yard in 2016;

•	the unfavourable impact of the change in FX of $32 million;

•	the impact of wage and benefit inflation; and

•	higher depreciation and amortization.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2,831 million in 2018, an increase of $363 million, or 15%, from $2,468 million in 2017. Adjusted operating income was $2,468 million in 2017, an increase of $57 million, or 2%, from $2,411 million in 2016. These increases were primarily due to the same factors discussed above for the increase in Operating income, except that Adjusted operating income in 2017 excludes the management transition recovery of $51 million.

CP 2018 ANNUAL REPORT / 36

*Adjusted income is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net income was $1,951 million in 2018, a decrease of $454 million, or 19%, from $2,405 million in 2017. This decrease was primarily due to lower income tax recoveries from tax rate changes in 2018 compared to 2017 and the unfavourable impact of the change in FX translation on U.S. dollar-denominated debt.

This decrease was partially offset by higher Operating income and higher Other components of net periodic benefit recovery.

Net income was $2,405 million in 2017, an increase of $806 million, or 50%, from $1,599 million in 2016. This increase was primarily due to:

•	income tax recoveries of $541 million from tax rate changes;

•	higher Operating income; and

•	the favourable impact of FX translation on U.S. dollar-denominated debt.

This increase was partially offset by higher Income tax expense associated with higher pre-tax earnings.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2,080 million in 2018, an increase of $414 million, or 25%, from $1,666 million in 2017.
This increase was primarily due to higher Adjusted operating income and higher Other components of net periodic benefit recovery.

This increase was partially offset by higher income tax expense associated with higher pre-tax earnings.

Adjusted income was $1,666 million in 2017, an increase of $117 million, or 8%, from $1,549 million in 2016. This increase was primarily due to the increase in Adjusted operating income, partially offset by higher income tax expense associated with higher pre-tax earnings.

37 / CP 2018 ANNUAL REPORT

Diluted Earnings per Share
*Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Diluted EPS was $13.61 in 2018, a decrease of $2.83, or 17%, from $16.44 in 2017. This decrease was primarily due to lower Net income, partially offset by the lower average number of outstanding Common Shares due to the Company's share repurchase program.

Diluted EPS was $16.44 in 2017, an increase of $5.81, or 55%, from $10.63 in 2016. This increase was primarily due to higher Net income and the lower average number of outstanding Common Shares due to the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $14.51 in 2018, an increase of $3.12, or 27%, from $11.39 in 2017. Adjusted diluted EPS was $11.39 in 2017, an increase of $1.10, or 11%, from $10.29 in 2016. These increases were primarily due to higher Adjusted income and the lower average number of outstanding Common Shares due to the Company's share repurchase program.

Operating Ratio
* Comparative years' figures have been restated for the retrospective adoption of ASU 2017-07, and the impact on the 2017 and 2016 comparatives are discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. The restatements of 2015 and 2014 comparatives resulted in a decrease in Operating income of $70 million and $137 million for the years ended December 31, 2015 and 2014, respectively.
** Adjusted operating ratio is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CP 2018 ANNUAL REPORT / 38

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 61.3% in 2018, a 30 basis point improvement from 61.6% in 2017. This improvement was primarily due to higher volumes and efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by:

•	the impact of higher fuel prices;

•	cost inflation; and

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017.

The Company’s Operating ratio was 61.6% in 2017, a 30 basis point increase from 61.3% in 2016. This increase was primarily due to lower gains on land sales of $91 million, following the sales of CP's Arbutus Corridor and Obico rail yard in 2016, and by the impact of higher fuel prices.

This increase was partially offset by:

•	higher volumes;

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP; and

•	efficiencies generated from improved operating performance and asset utilization.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was 61.3% in 2018, a 110 basis point improvement from 62.4% in 2017. This improvement in Adjusted operating ratio reflects the same factors discussed above for the improvement in Operating ratio except that Adjusted operating ratio in 2017 excludes the $51 million management transition recovery.

Adjusted operating ratio was 62.4% in 2017, a 110 basis point increase from 61.3% in 2016. This increase in Adjusted operating ratio reflects the same factors discussed above for the increase in Operating ratio except that Adjusted operating ratio in 2017 excludes the $51 million management transition recovery.

Return on Invested Capital
Return on invested capital ("ROIC") is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan.

ROIC was 15.3% in 2018, a 520 basis point decrease compared to 20.5% in 2017, primarily due to:

•	a higher average invested capital base due to higher Retained earnings from Net income;

•	higher Income tax expense due to lower income tax recoveries from tax rate changes in 2018 compared to 2017; and

•	the unfavourable impact of the change in FX translation on U.S. dollar-denominated debt.

This decrease was partially offset by higher Operating income and higher Other components of net periodic benefit recoveries.

ROIC was 20.5% in 2017, a 610 basis point increase compared to 14.4% in 2016 primarily due to higher Operating income and lower taxes due to income tax rate changes, partially offset by a higher average invested capital base due to higher Retained earnings from Net income.

Adjusted ROIC was 16.2% in 2018, a 150 basis point increase compared to 14.7% in 2017 due to higher Adjusted operating income and higher Other components of net periodic benefit recoveries. This increase was partially offset by a higher adjusted average invested capital base due to higher Retained earnings from Net income and higher taxes due to higher taxable earnings. Adjusted ROIC was 14.7% in 2017, a 70 basis point increase compared to 14.0% in 2016 due to higher Adjusted operating income, partially offset by a higher adjusted average invested capital base due to higher Retained earnings from Net income. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of Foreign Exchange on Earnings
Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. In 2018, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $8 million, a decrease in total operating expenses of $4 million and no change to interest expense. In 2017, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $68 million, a decrease in total operating expenses of $36 million and a decrease in interest expense of $8 million.

On February 8, 2019, noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.33 Canadian dollar.

39 / CP 2018 ANNUAL REPORT

The following tables set forth, for the periods indicated, the average exchange rate between the Canadian dollar and the U.S. dollar expressed in the Canadian dollar equivalent of one U.S. dollar, the high and low exchange rates and period end exchange rates for the periods indicated. Averages for year-end periods are calculated by using the exchange rates on the last day of each full month during the relevant period. These rates are based on the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York set forth in the H.10 statistical release of the Federal Reserve Board.

Average exchange rates (Canadian/U.S. dollar)	2018	2017	2016	2015	2014
For the year ended – December 31	$1.30	$1.30	$1.33	$1.28	$1.10
For the three months ended – December 31	$1.32	$1.27	$1.33	$1.34	$1.13

Ending exchange rates (Canadian/U.S. dollar)	2018	2017	2016	2015	2014
Beginning of year – January 1	$1.25	$1.34	$1.38	$1.16	$1.06
Beginning of quarter – April 1	$1.29	$1.33	$1.30	$1.27	$1.11
Beginning of quarter – July 1	$1.32	$1.30	$1.29	$1.25	$1.07
Beginning of quarter – October 1	$1.29	$1.25	$1.31	$1.33	$1.12
End of year – December 31	$1.36	$1.25	$1.34	$1.38	$1.16

High/Low exchange rates (Canadian/U.S. dollar)	2018	2017	2016	2015	2014
High	$1.37	$1.37	$1.46	$1.40	$1.16
Low	$1.23	$1.21	$1.25	$1.17	$1.06

In 2019, CP expects that for every $0.01 the U.S. dollar appreciates (depreciates) relative to the Canadian dollar, it will increase (decrease) revenues by $28 million, operating expenses by $15 million and net interest expense by $3 million on an annualized basis.

Impact of Fuel Price on Earnings
Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings, as discussed further in Item 1. Business, Operations, Fuel Cost Adjustment Program and Item 1A. Risk Factors, Fuel Cost Volatility.

Average Fuel Price (U.S. dollars per U.S. gallon)	2018	2017	2016
For the year ended – December 31	$2.72	$2.16	$1.80
For the three months ended – December 31	$2.71	$2.43	$2.01

Average fuel prices for 2017 exclude the effects of an $8 million fuel tax recovery related to prior periods. The impact of fuel price on earnings includes the impacts of B.C. and Alberta carbon taxes and levies recovered and paid, on revenues and expenses, respectively.

In 2018, the impact of higher fuel prices resulted in an increase in total revenues of $212 million and an increase in total operating expenses of $197 million. In 2017, the impact of higher fuel prices resulted in an increase in total revenues of $105 million and an increase in total operating expenses of $104 million.

Impact of Share Price on Earnings
Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and ending price of the Common Shares on the TSX and the NYSE for each quarter and the change in the price of the Common Shares on the TSX and the NYSE for the years ended December 31, 2018, 2017 and 2016:

Toronto Stock Exchange (in Canadian dollars)	2018	2017	2016
Opening Common Share price, as at January 1	$229.66	$191.56	$176.73
Ending Common Share price, as at March 31	$227.20	$195.35	$172.55
Ending Common Share price, as at June 30	$240.92	$208.65	$166.33
Ending Common Share price, as at September 30	$273.23	$209.58	$200.19
Ending Common Share price, as at December 31	$242.24	$229.66	$191.56
Change in Common Share price for the year ended December 31	$12.58	$38.10	$14.83

CP 2018 ANNUAL REPORT / 40

New York Stock Exchange (in U.S. dollars)	2018	2017	2016
Opening Common Share price, as at January 1	$182.76	$142.77	$127.60
Ending Common Share price, as at March 31	$176.50	$146.92	$132.69
Ending Common Share price, as at June 30	$183.02	$160.81	$128.79
Ending Common Share price, as at September 30	$211.94	$168.03	$152.70
Ending Common Share price, as at December 31	$177.62	$182.76	$142.77
Change in Common Share price for the year ended December 31	$(5.14)	$39.99	$15.17

In 2018, the impact of the change in the price of the Common Shares resulted in an increase in stock-based compensation expense of $2 million compared to an increase of $18 million in 2017, and an increase of $9 million in 2016.

The impact of share price on stock-based compensation is discussed further in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Share Price Impact on Stock-Based Compensation.

Operating Revenues

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(2)	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$7,152	$6,375	$6,060	$777	12	12	$315	5	6
Non-freight revenues (in millions)	164	179	172	(15)	(8)	(8)	7	4	5
Total revenues (in millions)	$7,316	$6,554	$6,232	$762	12	12	$322	5	6
Carloads (in thousands)	2,739.8	2,634.2	2,524.9	105.6	4	N/A	109.3	4	N/A
Revenue ton-miles (in millions)	154,207	142,540	135,952	11,667	8	N/A	6,588	5	N/A
Freight revenue per carload (in dollars)	$2,611	$2,420	$2,400	$191	8	8	$20	1	2
Freight revenue per revenue ton-miles (in cents)	4.64	4.47	4.46	0.17	4	4	0.01	—	1
(1) Freight revenues include fuel surcharge revenues of $492 million in 2018, $242 million in 2017 and $133 million in 2016. 2018 and 2017 fuel surcharge revenues include carbon taxes, levies and obligations recovered under cap-and-trade programs.
(2) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents and crew costs. Non-freight revenue is generated from leasing of certain assets; other arrangements, including logistical services and contracts with passenger service operators; and switching fees.

Freight Revenues
Freight revenues were $7,152 million in 2018, an increase of $777 million, or 12%, from $6,375 million in 2017. This increase was primarily due to higher volumes, as measured by RTMs, of Energy, chemicals and plastics, Potash, and Intermodal, and the favourable impact of higher fuel surcharge revenue of $212 million, as a result of higher fuel prices. This increase was partially offset by lower volumes of U.S. grain, and the unfavourable impact of the change in FX of $8 million.

Freight revenues were $6,375 million in 2017, an increase of $315 million, or 5%, from $6,060 million in 2016. This increase was primarily due to higher volumes, as measured by RTMs, of frac sand, Energy, chemicals and plastics, domestic intermodal, Potash and Canadian grain, and the favourable impact of higher fuel surcharge revenue of $105 million, as a result of higher fuel prices. This increase was partially offset by lower volumes of Automotive, international intermodal, fertilizer and U.S. grain, and the unfavourable impact of the change in FX of $67 million.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for 2018 were 154,207 million, an increase of 11,667 million, or 8%, compared with 142,540 million in 2017. This increase was mainly attributable to increased shipments of Energy, chemicals and plastics, Potash, and Intermodal, partially offset by decreased shipments of U.S. grain.

41 / CP 2018 ANNUAL REPORT

RTMs for 2017 were 142,540 million, an increase of 5% compared with 135,952 million in 2016. This increase was mainly attributable to increased shipments of frac sand, Energy, chemicals and plastics, Potash, domestic intermodal and Canadian grain. This increase was partially offset by decreased shipments of international intermodal, U.S. grain, fertilizer and Automotive.

Non-freight Revenues
Non-freight revenues were $164 million in 2018, a decrease of $15 million, or 8%, from $179 million in 2017. This decrease was primarily due to the recovery of prior costs following the expiration of a passenger service contract in 2017 and lower passenger revenues in 2018.

Non-freight revenues were $179 million in 2017, an increase of $7 million, or 4%, from $172 million in 2016. This increase was primarily due to the recovery of prior costs following the expiration of a passenger service contract in 2017, partially offset by lower passenger revenues.

Lines of Business
Grain

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,566	$1,532	$1,480	$34	2	2	$52	4	5
Carloads (in thousands)	429.4	440.7	431.9	(11.3)	(3)	N/A	8.8	2	N/A
Revenue ton-miles (in millions)	36,856	37,377	36,892	(521)	(1)	N/A	485	1	N/A
Freight revenue per carload (in dollars)	$3,645	$3,477	$3,426	$168	5	5	$51	1	3
Freight revenue per revenue ton-mile (in cents)	4.25	4.10	4.01	0.15	4	4	0.09	2	4
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $1,566 million in 2018, an increase of $34 million, or 2%, from $1,532 million in 2017. This increase was primarily due to higher freight revenue per revenue ton-mile, higher fuel surcharge as a result of higher fuel prices, and record volumes of Canadian grain in the fourth quarter. These increases were partially offset by decreased volumes of U.S. grain, primarily wheat, and soybeans to the Pacific Northwest, and the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for regulated Canadian grain. RTMs decreased less than carloads due to moving proportionately more Canadian grain, which has a longer length of haul compared to U.S. grain.

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

Coal

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$673	$631	$606	$42	7	7	$25	4	4
Carloads (in thousands)	304.3	306.0	305.3	(1.7)	(1)	N/A	0.7	—	N/A
Revenue ton-miles (in millions)	22,443	22,660	22,171	(217)	(1)	N/A	489	2	N/A
Freight revenue per carload (in dollars)	$2,211	$2,061	$1,984	$150	7	7	$77	4	4
Freight revenue per revenue ton-mile (in cents)	3.00	2.78	2.73	0.22	8	8	0.05	2	2
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CP 2018 ANNUAL REPORT / 42

Coal revenue was $673 million in 2018, an increase of $42 million, or 7%, from $631 million in 2017. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices, and higher freight revenue per revenue ton-mile, partially offset by lower volumes of Canadian export coal, and the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates.

Coal revenue was $631 million in 2017, an increase of $25 million, or 4%, from $606 million in 2016. This increase was primarily due to an increase in Canadian export volumes and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX. The increase in freight revenue per revenue ton-mile was primarily due to increased freight rates. RTMs increased more than carloads due to proportionately more export Canadian coal moved.

Potash

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$486	$411	$338	$75	18	19	$73	22	23
Carloads (in thousands)	158.4	137.4	116.4	21.0	15	N/A	21.0	18	N/A
Revenue ton-miles (in millions)	18,371	15,751	14,175	2,620	17	N/A	1,576	11	N/A
Freight revenue per carload (in dollars)	$3,071	$2,988	$2,904	$83	3	3	$84	3	4
Freight revenue per revenue ton-mile (in cents)	2.65	2.61	2.38	0.04	2	2	0.23	10	11
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $486 million in 2018, an increase of $75 million, or 18%, from $411 million in 2017. This increase was primarily due to higher export potash volumes, as well as higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more export potash to Vancouver, which has a longer length of haul.

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

Fertilizers and Sulphur

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$243	$241	$284	$2	1	1	$(43)	(15)	(14)
Carloads (in thousands)	58.1	57.7	59.6	0.4	1	N/A	(1.9)	(3)	N/A
Revenue ton-miles (in millions)	4,051	3,849	4,140	202	5	N/A	(291)	(7)	N/A
Freight revenue per carload (in dollars)	$4,186	$4,178	$4,769	$8	—	1	$(591)	(12)	(11)
Freight revenue per revenue ton-mile (in cents)	6.00	6.27	6.87	(0.27)	(4)	(4)	(0.60)	(9)	(8)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $243 million in 2018, an increase of $2 million, or 1%, from $241 million in 2017. This increase was primarily due to increased volumes of dry fertilizer and sulphur, and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by lower freight revenue per revenue ton-mile, and the unfavourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to moving proportionately less wet fertilizer, which has higher freight rates, and increased volumes of longer haul sulphur from Canada to the U.S.

Fertilizers and sulphur revenue was $241 million in 2017, a decrease of $43 million, or 15%, from $284 million in 2016. This decrease was primarily due to lower fertilizer volumes, which have a higher freight revenue per revenue ton-mile, and the unfavourable impact of the change in FX. The decrease was partially offset by higher fuel surcharge revenue. RTMs decreased more than carloads due to decreased traffic to the U.S. and increased shorter length of haul traffic.

43 / CP 2018 ANNUAL REPORT

Forest Products

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$284	$265	$275	$19	7	8	$(10)	(4)	(2)
Carloads (in thousands)	68.6	65.8	66.1	2.8	4	N/A	(0.3)	—	N/A
Revenue ton-miles (in millions)	4,763	4,484	4,691	279	6	N/A	(207)	(4)	N/A
Freight revenue per carload (in dollars)	$4,139	$4,036	$4,157	$103	3	3	$(121)	(3)	(1)
Freight revenue per revenue ton-mile (in cents)	5.96	5.92	5.86	0.04	1	1	0.06	1	3
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $284 million in 2018, an increase of $19 million, or 7%, from $265 million in 2017. This increase was primarily due to increased volumes of wood pulp and paper products, and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to increased volumes of longer haul wood pulp from eastern Canada to the U.S.

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

Energy, Chemicals and Plastics

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,243	$898	$852	$345	38	39	$46	5	7
Carloads (in thousands)	334.6	269.5	250.0	65.1	24	N/A	19.5	8	N/A
Revenue ton-miles (in millions)	27,830	21,327	19,021	6,503	30	N/A	2,306	12	N/A
Freight revenue per carload (in dollars)	$3,715	$3,333	$3,410	$382	11	12	$(77)	(2)	—
Freight revenue per revenue ton-mile (in cents)	4.47	4.21	4.48	0.26	6	6	(0.27)	(6)	(4)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $1,243 million in 2018, an increase of $345 million, or 38%, from $898 million in 2017. This increase was primarily due to increased volumes of crude and liquefied petroleum gas ("L.P.G."), and higher fuel surcharge revenue as a result of higher fuel prices, partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately more crude, which has a longer length of haul.

Energy, chemicals and plastics revenue was $898 million in 2017, an increase of $46 million, or 5%, from $852 million in 2016. This increase was primarily due to higher volumes of crude, plastics, fuel oil and LPG, and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile was primarily due to volume gains in longer length of haul lanes for crude and L.P.G and higher plastics and fuel oil volumes, which have a lower freight revenue per revenue ton-mile.

CP 2018 ANNUAL REPORT / 44

Metals, Minerals and Consumer Products

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$797	$739	$564	$58	8	8	$175	31	33
Carloads (in thousands)	252.2	255.3	195.3	(3.1)	(1)	N/A	60.0	31	N/A
Revenue ton-miles (in millions)	11,858	11,468	8,338	390	3	N/A	3,130	38	N/A
Freight revenue per carload (in dollars)	$3,161	$2,894	$2,888	$267	9	9	$6	—	2
Freight revenue per revenue ton-mile (in cents)	6.72	6.44	6.77	0.28	4	4	(0.33)	(5)	(3)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $797 million in 2018, an increase of $58 million, or 8%, from $739 million in 2017. This increase was primarily due to higher freight revenue per revenue ton-mile, higher fuel surcharge revenue as a result of higher fuel prices, and increased volumes of steel and aggregate products. This increase was partially offset by the unfavourable impact of the change in FX. RTMs increased while carloads decreased due to a decrease in volumes of short haul copper ore traffic. Freight revenue per revenue ton-mile increased due to higher freight rates.

Metals, minerals and consumer products revenue was $739 million in 2017, an increase of $175 million, or 31%, from $564 million in 2016. This increase was primarily due to frac sand, aggregates and steel volumes, and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX. The decrease in freight revenue per revenue ton-mile was primarily due to the higher volumes of frac sand, which have a lower freight revenue per revenue ton-mile, and longer length of haul for cement and bentonite clay traffic.

Automotive

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$322	$293	$350	$29	10	11	$(57)	(16)	(15)
Carloads (in thousands)	108.3	105.1	124.1	3.2	3	N/A	(19.0)	(15)	N/A
Revenue ton-miles (in millions)	1,347	1,321	1,667	26	2	N/A	(346)	(21)	N/A
Freight revenue per carload (in dollars)	$2,975	$2,785	$2,825	$190	7	7	$(40)	(1)	—
Freight revenue per revenue ton-mile (in cents)	23.92	22.15	21.02	1.77	8	8	1.13	5	7
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $322 million in 2018, an increase of $29 million, or 10%, from $293 million in 2017. This increase was primarily due to higher freight revenue per revenue ton-mile, higher fuel surcharge revenue as a result of higher fuel prices, and higher volumes of machinery. This increase was partially offset by the unfavourable change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates.

Automotive revenue was $293 million in 2017, a decrease of $57 million, or 16% from $350 million in 2016. This decrease was primarily due to a decline in volume and the unfavourable impact of the change in FX, partially offset by higher fuel surcharge revenue. The increase in freight revenue per revenue ton-mile was primarily due to a higher proportion of traffic with higher freight rates.

45 / CP 2018 ANNUAL REPORT

Intermodal

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,538	$1,365	$1,311	$173	13	13	$54	4	5
Carloads (in thousands)	1,025.9	996.7	976.2	29.2	3	N/A	20.5	2	N/A
Revenue ton-miles (in millions)	26,688	24,303	24,857	2,385	10	N/A	(554)	(2)	N/A
Freight revenue per carload (in dollars)	$1,499	$1,370	$1,342	$129	9	9	$28	2	3
Freight revenue per revenue ton-mile (in cents)	5.76	5.62	5.27	0.14	2	2	0.35	7	7
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $1,538 million in 2018, an increase of $173 million, or 13%, from $1,365 million in 2017. This increase was primarily due to higher international volumes through the Port of Vancouver, higher wholesale domestic volumes, as well as higher fuel surcharge revenue as a result of higher fuel prices. This was partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to discontinuing expressway service, and an increased length of haul for international intermodal volume moving through the Port of Vancouver.

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

Operating Expenses

2018 Operating Expenses	2017 Operating Expenses	2016 Operating Expenses

CP 2018 ANNUAL REPORT / 46

				2018 vs. 2017			2017 vs. 2016
For the year ended December 31 (in millions)	2018	2017	2016	Total Change	% Change	FX Adjusted % Change(2)	Total Change	% Change	FX Adjusted % Change(2)
Compensation and benefits(1)	$1,468	$1,309	$1,356	$159	12	12	$(47)	(3)	(3)
Fuel	918	677	567	241	36	36	110	19	22
Materials	201	190	180	11	6	6	10	6	7
Equipment rents	130	142	173	(12)	(8)	(8)	(31)	(18)	(17)
Depreciation and amortization	696	661	640	35	5	5	21	3	4
Purchased services and other	1,072	1,056	905	16	2	2	151	17	18
Total operating expenses(1)	$4,485	$4,035	$3,821	$450	11	11	$214	6	7
(1) 2016 and 2017 comparative year figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes.
(2) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $4,485 million in 2018, an increase of $450 million, or 11%, from $4,035 million in 2017. This increase was primarily due to:

•	the unfavourable impact of $197 million from higher fuel prices;

•	higher volume variable expenses;

•	cost inflation;

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP in 2017;

•	higher depreciation and amortization due to a higher asset base;

•	a $20 million charge associated with a loss contingency;

•	harsher winter operating conditions in the first quarter of 2018;

•	higher stock-based compensation primarily driven by stronger performance against targets, partially offset by the changes in share price; and

•	higher incentive compensation.

This increase was partially offset by the efficiencies generated from improved operating performance and asset utilization and higher gains on land sales of $26 million mainly from the sale of Bass Lake railway line, in the fourth quarter of 2018.

Operating expenses were $4,035 million in 2017, an increase of $214 million, or 6%, from $3,821 million in 2016. This increase was primarily due to:

•	the unfavourable impact of $104 million from higher fuel prices;

•	lower gains on land sales of $91 million, following the sales of CP's Arbutus Corridor and Obico rail yard in 2016;

•	higher volume variable expenses;

•	cost inflation; and

•	higher depreciation and amortization due to a higher asset base.

This increase was partially offset by:

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP;

•	efficiencies generated from improved operating performance and asset utilization; and

•	the favourable impact of the change in FX of $36 million.

Compensation and Benefits
Compensation and benefits expense includes employee wages, salaries, fringe benefits and stock-based compensation. Compensation and benefits expense was $1,468 million in 2018, an increase of $159 million, or 12%, from $1,309 million in 2017. This increase was primarily due to:

•	higher volume variable expenses as a result of an increase in workload as measured by GTMs;

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP;

•	the impact of wage and benefit inflation;

•	higher stock-based compensation primarily driven by stronger performance against targets, partially offset by the changes in share price;

•	higher incentive compensation;

•	an increase in training programs; and

•	harsher winter operating conditions.

This increase was partially offset by lower labour expenses due to operational efficiencies.

Compensation and benefits expense was $1,309 million in 2017, a decrease of $47 million, or 3% from $1,356 million in 2016. This decrease was primarily due to:

•	management transition recoveries of $51 million associated with Mr. E. Hunter Harrison's retirement as CEO of CP;

•	lower labour expenses due to operational efficiencies; and

•	the favourable impact of the change in FX of $9 million.

This decrease was partially offset by:

•	the impact of wage and benefit inflation;

•	higher volume variable expenses as a result of an increase in workload as measured by GTMs;

•	the unfavourable impact of stock-based compensation driven primarily by the change in stock price; and

•	higher incentive compensation.

Fuel
Fuel expense consists mainly of fuel used by locomotives and includes provincial, state and federal fuel taxes. Fuel expense was $918 million in 2018, an increase of $241 million, or 36%, from $677 million in 2017. This increase was primarily due to:

•	the unfavourable impact of $197 million from higher fuel prices;

•	an increase in workload, as measured by GTMs; and

•	a fuel tax recovery received in 2017 that related to prior periods of $8 million.

This increase was partially offset by improvements in fuel efficiency of approximately 3%.

Fuel expense was $677 million in 2017, an increase of $110 million, or 19%, from $567 million in 2016. This increase was primarily due to the unfavourable impact of $104 million from higher fuel prices and an increase in workload, as measured by GTMs. This increase was partially offset by the favourable impact of the change in FX of $10 million and an $8 million fuel tax recovery related to prior periods.

Materials
Materials expense includes the cost of material used for maintenance of track, locomotives, freight cars and buildings as well as software sustainment. Materials expense was $201 million in 2018, an increase of $11 million, or 6%, from $190 million in 2017. This increase was primarily due to higher locomotive maintenance and higher non-locomotive fuel costs.

Materials expense was $190 million in 2017 an increase of $10 million, or 6%, from $180 million in 2016. This increase was primarily due to higher locomotive maintenance and overhaul costs and higher right-of-way maintenance.

Equipment Rents
Equipment rents expense includes the cost associated with using other companies’ freight cars, intermodal equipment and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $130 million in 2018, a decrease of $12 million, or 8%, from $142 million in 2017. This decrease was primarily due to the purchase or return of leased freight cars and lower usage of pooled intermodal containers reducing rental expenses by $7 million, and a $4 million increase in receipts from other railways' use of CP equipment.

Equipment rents expense was $142 million in 2017, a decrease of $31 million, or 18%, from $173 million in 2016. This decrease was primarily due to the purchase or return of leased freight cars, locomotives and intermodal containers reducing rental expenses by $19 million, and a $12 million increase in receipts from other railways' use of CP equipment.

Depreciation and Amortization
Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems and other depreciable assets. Depreciation and amortization expense was $696 million for 2018, an increase of $35 million, or 5%, from $661 million in 2017. This increase was primarily due to higher asset base as a result of higher capital program spending in 2018.

Depreciation and amortization expense was $661 million for 2017, an increase of $21 million, or 3%, from $640 million in 2016. This increase was primarily due to a higher depreciable asset base, partially offset by the favourable impact of the change in FX of $3 million.

47 / CP 2018 ANNUAL REPORT

Purchased Services and Other

				2018 vs. 2017		2017 vs. 2016
For the year ended December 31 (in millions)	2018	2017	2016	Total Change	% Change	Total Change	% Change
Support and facilities	$264	$266	$271	$(2)	(1)	$(5)	(2)
Track and operations	268	251	238	17	7	13	5
Intermodal	221	197	180	24	12	17	9
Equipment	143	157	165	(14)	(9)	(8)	(5)
Casualty	73	72	68	1	1	4	6
Property taxes	124	121	116	3	2	5	4
Other	20	7	(27)	13	186	34	(126)
Land sales	(41)	(15)	(106)	(26)	173	91	(86)
Total Purchased services and other	$1,072	$1,056	$905	$16	2	$151	17

Purchased services and other expense encompasses a wide range of third-party costs, including contractor and consulting fees, locomotive and freight car repairs performed by third parties, property and other taxes, intermodal pickup and delivery services, casualty expense, expenses for joint facilities and gains on land sales. Purchased services and other expense was $1,072 million in 2018, an increase of $16 million, or 2%, from $1,056 million in 2017. This increase was primarily due to:

•	a $20 million charge associated with a loss contingency, reported in Other;

•	higher intermodal expenses related to pickup and delivery, reported in Intermodal; and

•	higher costs due to winter weather related impacts and costs related to labour disruptions, reported primarily in Track and operations.

This increase was partially offset by higher gains on land sales of $26 million mainly from the sale of Bass Lake railway line, in the fourth quarter of 2018, and lower locomotive engine overhaul expenses as a greater proportion of this work was capital in nature in 2018, reported in Equipment.

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

As part of optimizing its assets, the Company may identify and dispose of property used or formerly used in operating activities. The Company includes as part of operating expenses the gains and losses that arise on disposal of such long-lived assets. The following disposals have impacted Purchased services and other during the current and comparative periods:

•	in the fourth quarter of 2018, the Company completed the sale of Bass Lake railway line, for gross proceeds of $37 million and a gain on sale of $35 million;

•	in the fourth quarter of 2016, the Company completed the sale of CP's Obico rail yard for gross proceeds of $38 million and a gain on sale of $37 million;

•
in the second quarter of 2016, the Company disposed of 1,000 surplus freight cars that had reached, or were nearing the end of, their useful life in a non-monetary exchange for new freight cars. The Company recognized a gain on sale of $17 million from the transaction and the sale did not impact cash from investing activities; and

•
in the first quarter of 2016, the Company completed the sale of CP’s Arbutus Corridor to the City of Vancouver for gross proceeds of $55 million and a gain on sale of $50 million. The agreement allows the Company to share in future proceeds on the eventual development and/or sale of certain parcels of the Arbutus Corridor.

Other Income Statement Items
Other Expense (Income)
Other expense (income) consists of gains and losses from the change in FX on long-term debt, working capital, costs related to financing, shareholder costs, equity income and other non-operating expenditures. Other expense was $174 million in 2018, a change of $352 million, or 198%, compared to an income of $178 million in 2017. This change was primarily due to an FX translation loss of $168 million on U.S. dollar-denominated debt, compared to a gain of $186 million and a $10 million insurance recovery of legal costs in 2017. These unfavourable changes were partially offset by a $13 million charge on the settlement and roll of forward starting swaps in 2017 and higher equity income in 2018.

CP 2018 ANNUAL REPORT / 48

Other income was $178 million in 2017, an increase of $133 million, or 296%, compared to an income of $45 million in 2016. This increase was primarily due to higher FX translation gains of $186 million on U.S. dollar-denominated debt, compared to $79 million in the same period of 2016, and a $10 million insurance recovery of legal costs in 2017, compared to a legal settlement charge of $25 million in 2016. This increase was partially offset by a $13 million charge on the settlement and roll of forward starting swaps in 2017.

Other Components of Net Periodic Benefit Recovery
Other components of net periodic benefit recovery were $384 million in 2018, an increase of $110 million, or 40%, from $274 million in 2017. Other components of net periodic benefit recovery were $274 million in 2017, an increase of $107 million, or 64%, from $167 million in 2016. These increases were primarily due to the 7.75% expected rate of return in each of 2016, 2017 and 2018 being applied to greater asset values, and decreases in the recognized net actuarial loss.

Net Interest Expense
Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $453 million in 2018, a decrease of $20 million, or 4%, from $473 million in 2017. This decrease was primarily due to a favourable $15 million impact as a result of a lower effective interest rate and lower debt levels from debt refinancing in the second quarter of 2018, as well as higher capitalized interest.

Net interest expense was $473 million in 2017, an increase of $2 million, from $471 million in 2016. This increase was primarily due to lower capitalized interest, partially offset by the favourable impact from the change in FX of $8 million.

Income Tax Expense
Income tax expense was $637 million in 2018, an increase of $544 million, or 585%, from $93 million in 2017. The increase is due to net income tax recoveries in 2017 of $541 million, primarily as a result of U.S. tax reform, and higher 2018 taxable earnings, partially offset by other tax rate changes in 2018.

Income tax expense was $93 million in 2017, a decrease of $460 million, or 83%, from $553 million in 2016. The decrease is primarily due to net income tax recoveries of $541 million as a result of U.S. tax reform, partially offset by other tax rate changes, and higher taxable earnings in 2017.

The effective income tax rate for 2018 was 24.64% on reported income and 24.55% on Adjusted income. The effective income tax rate for 2017 was 3.74% on reported income and 26.42% on Adjusted income. Adjusted income is a Non-GAAP measure, which is discussed further in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company expects a 2019 effective tax rate of approximately 25.50% to 26.00%. The Company’s 2019 outlook for its effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors.

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

As at December 31, 2018, the Company had $61 million of Cash and cash equivalents, U.S. $1.0 billion available under its revolving credit facility and up to $540 million available under its letter of credit facilities. As at December 31, 2017, the Company had $338 million of Cash and cash equivalents, U.S. $2.0 billion available under its revolving credit facility and up to $281 million available under its letter of credit facilities.

Effective June 8, 2018, the Company cancelled the U.S. $1.0 billion one-year plus one-year portion of the revolving credit facility and extended the maturity date on the U.S. $1.0 billion five-year portion to June 28, 2023. As at December 31, 2018 and 2017, the U.S. $1.0 billion five-year revolving credit facility was undrawn. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio. As at December 31, 2018, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at December 31, 2018 and 2017, there were no commercial paper borrowings outstanding.

As at December 31, 2018, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $60 million from a total available amount of $600 million. This compares to letters of credit drawn of $319 million from a total available amount of $600 million as at December 31, 2017. Under the bilateral letter of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at December 31, 2018, the Company did not have any collateral posted on its bilateral letter of credit facility. As at December 31, 2017, the Company had $150 million posted as collateral on its bilateral letter of credit facility.

49 / CP 2018 ANNUAL REPORT

The following discussion of operating, investing and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities
Cash provided by operating activities was $2,712 million in 2018, an increase of $530 million compared to $2,182 million in 2017. This increase was primarily due to higher cash generating income and a favourable change in working capital mainly due to decreased income taxes payable in 2017.

Cash provided by operating activities was $2,182 million in 2017, an increase of $93 million from $2,089 million in 2016. The increase was primarily due to higher cash generating income, partially offset by an unfavourable change in working capital mainly as a result of increased receivables from higher revenues in 2017.

Investing Activities
Cash used in investing activities was $1,458 million in 2018, an increase of $163 million from $1,295 million in 2017. This increase was primarily due to higher additions to properties discussed further below in Capital Programs during 2018.

Cash used in investing activities was $1,295 million in 2017, an increase of $226 million from $1,069 million in 2016. The increase was primarily due to higher additions to properties during 2017 as well as lower proceeds from the sale of properties and other assets compared to 2016.

Additions to properties were $1,551 million in 2018, an increase of $211 million from $1,340 million in 2017. Additions to properties were $1,340 million in 2017, an increase of $158 million from $1,182 million in 2016. These increases, primarily in track and roadway and rolling stock investments, reflect CP's continued investments in its network and locomotive fleet.

Capital Programs

For the year ended December 31 (in millions, except for track miles and crossties)	2018	2017	2016
Additions to capital
Track and roadway	$965	$958	$904
Rolling stock	401	198	105
Information systems(1)	86	78	88
Buildings and other	122	132	108
Total – accrued additions to capital	1,574	1,366	1,205
Less:
Non-cash transactions	23	26	23
Cash invested in additions to properties (per Consolidated Statements of Cash Flows)	$1,551	$1,340	$1,182
Track installation capital programs
Track miles of rail laid (miles)	281	313	252
Track miles of rail capacity expansion (miles)	4	4	2
Crossties installed (thousands)	1,015	1,138	1,008
(1) Information systems include hardware and software.

Track and roadway expenditures include the replacement and enhancement of the Company’s track infrastructure. Of the $965 million additions in 2018, approximately $847 million was invested in the renewal of depleted assets, namely rail, ties, ballast, signals and bridges. Approximately $47 million was spent on PTC compliance requirements and $71 million was invested in network improvements and growth initiatives.

Rolling stock investments encompass locomotives and freight cars. In 2018, expenditures on locomotives were approximately $218 million and were focused on the continued re-investment in CP's exiting locomotive fleet. Freight car and container investments of approximately $183 million were largely focused on the acquisition of existing units previously held under operating leases and renewal of depleted assets, including the acquisition of covered hoppers for grain transportation.

In 2018, CP invested approximately $86 million in information systems primarily focused on rationalizing and enhancing business systems, providing real-time data, and modernizing core hardware and applications. Investments in buildings and other items were $122 million, and included items such as facility upgrades and renovations, vehicles and shop equipment.

CP 2018 ANNUAL REPORT / 50

For 2019, CP expects to invest approximately $1.6 billion in its capital program, which will be financed with cash generated from operations. Approximately 50% to 60% of the planned capital program is for track and roadway, including PTC. Approximately 30% is expected to be allocated to rolling stock, including freight cars and locomotive improvements. Approximately 5% is expected to be allocated to information services, and 5% to 15% is expected to be allocated to buildings and other.

Free Cash
CP generated positive Free cash of $1,289 million in 2018, an increase of $415 million from $874 million in 2017. This increase is primarily due to an increase in cash provided by operating activities due to higher cash generating activities compared to 2017, partially offset by an increase in cash used in investing activities as a result of higher additions to properties compared to 2017.

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

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. The 2018 capital programs are discussed above. Free cash is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities
Cash used in financing activities was $1,542 million in 2018, an increase of $842 million from $700 million in 2017. This increase was primarily due to the principal repayments of the U.S. $275 million and the $375 million notes, and higher payments to repurchase Common Shares under the Company's share repurchase program in 2018 compared to 2017, partially offset by the issuance of the U.S. $500 million notes in May 2018.

Cash used in financing activities was $700 million in 2017, a decrease of $793 million from $1,493 million in 2016. This decrease was primarily due to lower payments to repurchase Common Shares under the Company's share repurchase program in 2017, partially offset by higher dividends paid during the year.

Credit Measures
Credit ratings provide information relating to the Company’s operations and liquidity, and affect the Company’s ability to obtain short-term and long-term financing and/or the cost of such financing.

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

As at December 31, 2018, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2017.

51 / CP 2018 ANNUAL REPORT

Credit ratings as at December 31, 2018(1)

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

The Adjusted net debt to Adjusted EBITDA ratio for the years ended December 31, 2018, 2017, and 2016, was 2.6, 2.6 and 2.9, respectively. The ratio is unchanged between 2017 and 2018 as higher EBITDA was offset by a higher debt balance as a result of the weakening of the Canadian dollar. The decrease from 2016 to 2017 was due to lower Long-term debt and a higher Cash and cash equivalents balance as at December 31, 2017 compared to December 31, 2016. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Share Capital
At February 13, 2019, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 140,041,483 Common Shares and no preferred shares issued and outstanding, which consists of 14,254 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Each option granted can be exercised for one Common Share. At February 13, 2019, 1.7 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.1 million options available to be issued by the Company’s MSOIP in the future.

CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase the Common Shares. There are no outstanding options under the DSOP, which has 0.3 million options available to be issued in the future.

Non-GAAP Measures
The Company presents Non-GAAP measures including Free cash to provide a basis for evaluating underlying earnings and liquidity trends in the Company’s business that can be compared with the results of operations in prior periods. In addition, these Non-GAAP measures facilitate a multi-period assessment of long-term profitability, allowing management and other external users of the Company’s consolidated financial information to compare profitability on a long-term basis, including assessing future profitability, with that of the Company’s peers.

These Non-GAAP measures have no standardized meaning and are not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. The presentation of these Non-GAAP measures is not intended to be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP.

Non-GAAP Performance Measures
The Company uses Adjusted income, Adjusted diluted earnings per share, Adjusted operating income and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These Non-GAAP measures are presented in Item 6. Selected Financial Data and discussed further in other sections of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, the FX impact of translating the Company’s U.S. dollar denominated long-term debt, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including

CP 2018 ANNUAL REPORT / 52

assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In 2018, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $21 million due to reductions in the Missouri and Iowa state tax rates that favourably impacted Diluted EPS by 15 cents; and

•	during the course of the year, a net non-cash loss of $168 million ($150 million after deferred tax) due to FX translation of the Company's U.S. dollar-denominated debt as follows:

–	in the fourth quarter, a $113 million loss ($103 million after deferred tax) that unfavourably impacted Diluted EPS by 72 cents;

–	in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 23 cents;

–	in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents; and

–	in the first quarter, a $49 million loss ($42 million after deferred tax) that unfavourably impacted Diluted EPS by 29 cents.

In 2017, there were five significant items included in Net income as follows:

•	in the second quarter, a charge on hedge roll and de-designation of $13 million ($10 million after deferred tax) that unfavourably impacted Diluted EPS by 7 cents;

•	in the second quarter, an insurance recovery of a legal settlement of $10 million ($7 million after current tax) that favourably impacted Diluted EPS by 5 cents;

•
in the first quarter, a management transition recovery of $51 million related to the retirement of Mr. E. Hunter Harrison as CEO of CP ($39 million after deferred tax) that favourably impacted Diluted EPS by 27 cents;

•	during the course of the year, a net deferred tax recovery of $541 million as a result of changes in income tax rates as follows:

–	in the fourth quarter, a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by $3.63;

–	in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate change that unfavourably impacted Diluted EPS by 2 cents;

–	in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $186 million ($162 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

–	in the fourth quarter, a $14 million loss ($12 million after deferred tax) that unfavourably impacted Diluted EPS by 8 cents;

–	in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 62 cents;

–	in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 40 cents; and

–	in the first quarter, a $28 million gain ($24 million after deferred tax) that favourably impacted Diluted EPS by 16 cents.

In 2016, there were two significant items included in Net income as follows:

•	in the third quarter, a $25 million expense ($18 million after current tax) related to a legal settlement that unfavourably impacted Diluted EPS by 12 cents; and

•	during the course of the year, a net non-cash gain of $79 million ($68 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

–	in the fourth quarter, a $74 million loss ($64 million after deferred tax) that unfavourably impacted Diluted EPS by 43 cents;

–	in the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents;

–	in the second quarter, an $18 million gain ($16 million after deferred tax) that favourably impacted Diluted EPS by 10 cents; and

–	in the first quarter, a $181 million gain ($156 million after deferred tax) that favourably impacted Diluted EPS by $1.01.

In 2015, there were four significant items included in Net income as follows:

•	in the third quarter, a $68 million gain ($42 million after current tax) related to the sale of D&H South that favourably impacted Diluted EPS by 26 cents;

•	in the third quarter, a $47 million charge ($35 million after deferred tax) related to the early redemption premium on notes that unfavourably impacted Diluted EPS by 22 cents;

•
in the second quarter, a deferred income tax expense of $23 million as a result of the change in the Alberta provincial corporate income tax rate that unfavourably impacted Diluted EPS by 14 cents; and

•	during the course of the year, a net non-cash loss of $297 million ($257 million after deferred tax) due to FX translation of the Company’s U.S. dollar-denominated debt as follows:

–	in the fourth quarter, a $115 million loss ($100 million after deferred tax) that unfavourably impacted Diluted EPS by 64 cents;

–	in the third quarter, a $128 million loss ($111 million after deferred tax) that unfavourably impacted Diluted EPS by 69 cents;

–	in the second quarter, a $10 million gain ($9 million after deferred tax) that favourably impacted Diluted EPS by 5 cents; and

–	in the first quarter, a $64 million loss ($55 million after deferred tax) that unfavourably impacted Diluted EPS by 34 cents.

In 2014, there were two significant items included in Net income as follows:

•
in the fourth quarter, a net non-cash loss of $12 million ($9 million after deferred tax) due to FX translation on the Company’s U.S. dollar-denominated debt that unfavourably impacted Diluted EPS by 5 cents; and

53 / CP 2018 ANNUAL REPORT

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

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the year ended December 31
(in millions)	2018	2017	2016	2015	2014
Net income as reported	$1,951	$2,405	$1,599	$1,352	$1,476
Less significant items (pre-tax):
Legal settlement charge	—	—	(25)	—	—
Insurance recovery of legal settlement	—	10	—	—	—
Charge on hedge roll and de-designation	—	(13)	—	—	—
Gain on sale of D&H South	—	—	—	68	—
Labour restructuring	—	—	—	—	4
Management transition recovery	—	51	—	—	—
Impact of FX translation on U.S. dollar-denominated debt	(168)	186	79	(297)	(12)
Early redemption premium on notes	—	—	—	(47)	—
Add:
Tax effect of adjustments(1)	(18)	36	4	(26)	(2)
Income tax rate changes	(21)	(541)	—	23	—
Adjusted income	$2,080	$1,666	$1,549	$1,625	$1,482
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 10.64%, 15.27%, 7.17%, 9.29% and 26.31% for the years presented, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.
Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the year ended December 31
	2018	2017	2016	2015	2014
Diluted earnings per share as reported	$13.61	$16.44	$10.63	$8.40	$8.46
Less significant items (pre-tax):
Legal settlement charge	—	—	(0.17)	—	—
Insurance recovery of legal settlement	—	0.07	—	—	—
Charge on hedge roll and de-designation	—	(0.09)	—	—	—
Gain on sale of D&H South	—	—	—	0.42	—
Labour restructuring	—	—	—	—	0.02
Management transition recovery	—	0.35	—	—	—
Impact of FX translation on U.S. dollar-denominated debt	(1.17)	1.27	0.53	(1.84)	(0.07)
Early redemption premium on notes	—	—	—	(0.30)	—
Add:
Tax effect of adjustments(1)	(0.12)	0.25	0.02	(0.16)	(0.01)
Income tax rate changes	(0.15)	(3.70)	—	0.14	—
Adjusted diluted earnings per share	$14.51	$11.39	$10.29	$10.10	$8.50
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 10.64%, 15.27%, 7.17%, 9.29% and 26.31% for the years presented, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

CP 2018 ANNUAL REPORT / 54

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the year ended December 31
(in millions)	2018	2017	2016	2015	2014
Operating income as reported(1)	$2,831	$2,519	$2,411	$2,618	$2,202
Less significant items:
Gain on sale of D&H South	—	—	—	68	—
Labour restructuring	—	—	—	—	4
Management transition recovery	—	51	—	—	—
Adjusted operating income(1)	$2,831	$2,468	$2,411	$2,550	$2,198
(1) Comparative years' figures have been restated for the retrospective adoption of ASU 2017-07, and the impact on the 2017 and 2016 comparatives are discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. The restatements of 2015 and 2014 comparatives resulted in a decrease in Operating income of $70 million and $137 million for the years ended December 31, 2015 and 2014, respectively.

Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the year ended December 31
	2018	2017	2016	2015	2014
Operating ratio as reported(1)	61.3%	61.6%	61.3%	61.0%	66.7%
Less significant items:
Gain on sale of D&H South	—	—	—	(1.0)	—
Management transition recovery	—	(0.8)	—	—	—
Adjusted operating ratio(1)	61.3%	62.4%	61.3%	62.0%	66.7%
(1) Comparative years' figures have been restated for the retrospective adoption of ASU 2017-07, and the impact on the 2017 and 2016 comparatives are discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. The restatements of 2015 and 2014 comparatives resulted in a decrease in Operating income of $70 million and $137 million for the years ended December 31, 2015 and 2014, respectively.

ROIC and Adjusted ROIC
ROIC is calculated as Operating income less Other expense (income) and Other components of net periodic benefit recovery, tax effected at the Company's annualized effective tax rate, divided by the sum of total Shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing, as presented in the Company's Consolidated Financial Statements, averaged between the beginning and ending balance over a rolling twelve-month period. Adjusted ROIC excludes Other components of net periodic benefit recovery, and significant items reported in Operating income and Other expense (income) in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount. Total Shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing is similarly adjusted for the impact of periodic significant items, net of tax, on closing balances as part of this average. ROIC and Adjusted ROIC are performance measures that measure how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management and are important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC and Adjusted ROIC are presented in Item 6. Selected Financial Data and discussed further in Results of Operations of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

55 / CP 2018 ANNUAL REPORT

Calculation of ROIC and Adjusted ROIC

	For the year ended December 31
(in millions, except for percentages)	2018	2017	2016	2015	2014
Operating income(1)	$2,831	$2,519	$2,411	$2,618	$2,202
Less:
Other expense (income)	174	(178)	(45)	335	19
Other components of net periodic benefit recovery(1)	(384)	(274)	(167)	(70)	(137)
Tax(2)	749	111	675	728	640
	$2,292	$2,860	$1,948	$1,625	$1,680
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$14,964	$13,961	$13,532	$12,561	$11,653
ROIC	15.3%	20.5%	14.4%	12.9%	14.4%
(1) Comparative years' figures have been restated for the retrospective adoption of ASU 2017-07, and the impact on the 2017 and 2016 comparatives are discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. The restatements of 2015 and 2014 comparatives resulted in a decrease in Operating income of $70 million and $137 million for the years ended December 31, 2015 and 2014, respectively.
(2) Tax was calculated at the annualized effective tax rate of 24.64%, 3.74%, 25.72%, 30.95%, and 27.59% for each of the above items for the years presented, respectively.

	For the year ended December 31
(in millions, except for percentages)	2018	2017	2016	2015	2014
Adjusted operating income(1)	$2,831	$2,468	$2,411	$2,550	$2,198
Less:
Other expense (income)	174	(178)	(45)	335	19
Other components of net periodic benefit recovery(1)	(384)	(274)	(167)	(70)	(137)
Add significant items (pre-tax):
Legal settlement charge	—	—	25	—	—
Insurance recovery of legal settlement	—	(10)	—	—	—
Charge on hedge roll and de-designation	—	13	—	—	—
Impact of FX translation on U.S. dollar-denominated debt	168	(186)	(79)	297	12
Early redemption premium on notes	—	—	—	47	—
Less:
Tax(2)	788	724	673	716	642
	$2,421	$2,013	$1,896	$1,913	$1,686
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$14,964	$13,961	$13,532	$12,561	$11,653
Add:
Impact of periodic significant items net of tax on the above average	(11)	(289)	9	8	(2)
Adjusted average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	$14,953	$13,672	$13,541	$12,569	$11,651
Adjusted ROIC	16.2%	14.7%	14.0%	15.2%	14.5%
(1) Comparative years' figures have been restated for the retrospective adoption of ASU 2017-07, and the impact on the 2017 and 2016 comparatives are discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. The restatements of 2015 and 2014 comparatives resulted in a decrease in Operating income of $70 million and $137 million for the years ended December 31, 2015 and 2014, respectively.
(2) Tax was calculated at the adjusted annualized effective tax rate of 24.55%, 26.42%, 26.20%, 27.25%, and 27.58% for each of the above items for the years presented, respectively.

CP 2018 ANNUAL REPORT / 56

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the year ended December 31
(in millions)	2018	2017	2016	2015	2014
Cash provided by operating activities	$2,712	$2,182	$2,089	$2,459	$2,123
Cash used in investing activities	(1,458)	(1,295)	(1,069)	(1,123)	(1,161)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	11	(13)	(13)	45	7
Settlement of forward starting swaps on debt issuance	24	—	—	—	—
Free cash	$1,289	$874	$1,007	$1,381	$969

Foreign Exchange Adjusted % Change
FX adjusted % change allows certain financial results to be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons in the analysis of trends in business performance. Financial result variances at constant currency are obtained by translating the comparable period of the prior year results denominated in U.S. dollars at the foreign exchange rates of the current period.

FX adjusted % change in revenues are further used in calculating FX adjusted % change in freight revenue per carload and RTM. These measures are discussed in Operating Revenues of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

				2018 vs. 2017			2017 vs. 2016
(in millions)	Reported 2018	Reported 2017	Reported 2016	Variance due to FX	FX Adjusted 2017	FX Adj. % Change	Variance due to FX	FX Adjusted 2016	FX Adj. % Change
Freight revenues by line of business
Grain	$1,566	$1,532	$1,480	$—	$1,532	2	$(19)	$1,461	5
Coal	673	631	606	—	631	7	(2)	604	4
Potash	486	411	338	(1)	410	19	(4)	334	23
Fertilizers and sulphur	243	241	284	(1)	240	1	(3)	281	(14)
Forest products	284	265	275	(1)	264	8	(4)	271	(2)
Energy, chemicals and plastics	1,243	898	852	(1)	897	39	(15)	837	7
Metals, minerals, and consumer products	797	739	564	(1)	738	8	(9)	555	33
Automotive	322	293	350	(2)	291	11	(5)	345	(15)
Intermodal	1,538	1,365	1,311	(1)	1,364	13	(6)	1,305	5
Freight revenues	7,152	6,375	6,060	(8)	6,367	12	(67)	5,993	6
Non-freight revenues	164	179	172	—	179	(8)	(1)	171	5
Total revenues	$7,316	$6,554	$6,232	$(8)	$6,546	12	$(68)	$6,164	6

57 / CP 2018 ANNUAL REPORT

FX adjusted % changes in operating expenses are discussed in Operating Expenses of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

				2018 vs. 2017			2017 vs. 2016
(in millions)	Reported 2018	Reported 2017	Reported 2016	Variance due to FX	FX Adjusted 2017	FX Adj. % Change	Variance due to FX	FX Adjusted 2016	FX Adj. % Change
Compensation and benefits(1)	$1,468	$1,309	$1,356	$(1)	$1,308	12	$(9)	$1,347	(3)
Fuel	918	677	567	—	677	36	(10)	557	22
Materials	201	190	180	—	190	6	(2)	178	7
Equipment rents	130	142	173	—	142	(8)	(2)	171	(17)
Depreciation and amortization	696	661	640	—	661	5	(3)	637	4
Purchased services and other	1,072	1,056	905	(3)	1,053	2	(10)	895	18
Total operating expenses(1)	$4,485	$4,035	$3,821	$(4)	$4,031	11	$(36)	$3,785	7
(1) Comparative years' figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes.

Reconciliation of Net Income to Earnings before interest and tax, Adjusted earnings before interest and tax and Adjusted earnings before interest, tax, depreciation and amortization
EBIT is calculated as Net income before Net interest expense and Income tax expense. Adjusted EBIT excludes significant items reported in both Operating income and Other expense (income). Adjusted EBITDA is calculated as Adjusted EBIT plus Other components of net periodic benefit recovery, operating lease expense and Depreciation and amortization.

	For the year ended December 31
(in millions)	2018	2017	2016	2015	2014
Net income as reported	$1,951	$2,405	$1,599	$1,352	$1,476
Add:
Net interest expense	453	473	471	394	282
Income tax expense	637	93	553	607	562
EBIT	3,041	2,971	2,623	2,353	2,320
Less significant items (pre-tax):
Legal settlement charge	—	—	(25)	—	—
Insurance recovery of legal settlement	—	10	—	—	—
Charge on hedge roll and de-designation	—	(13)	—	—	—
Gain on sale of D&H South	—	—	—	68	—
Labour restructuring	—	—	—	—	4
Management transition recovery	—	51	—	—	—
Impact of FX translation on U.S. dollar-denominated debt	(168)	186	79	(297)	(12)
Early redemption premium on notes	—	—	—	(47)	—
Adjusted EBIT	3,209	2,737	2,569	2,629	2,328
Less:
Other components of net periodic benefit recovery	384	274	167	70	137
Operating lease expense	(97)	(104)	(111)	(127)	(121)
Depreciation and amortization	(696)	(661)	(640)	(595)	(552)
Adjusted EBITDA	$3,618	$3,228	$3,153	$3,281	$2,864

CP 2018 ANNUAL REPORT / 58

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

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2018	2017	2016
Long-term debt including long-term debt maturing within one year as at December 31	$8,696	$8,159	$8,684
Less:
Pension plans deficit(1)	(266)	(278)	(273)
Net present value of operating leases	(387)	(281)	(361)
Cash and cash equivalents	61	338	164
Adjusted net debt as at December 31	$9,288	$8,380	$9,154
(1) Pension plans deficit is the total funded status of the Pension plans in deficit only.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2018	2017	2016
Adjusted net debt as at December 31	$9,288	$8,380	$9,154
Adjusted EBITDA for the year ended December 31	3,618	3,228	3,153
Adjusted net debt to Adjusted EBITDA ratio	2.6	2.6	2.9

Off-Balance Sheet Arrangements
Guarantees
Refer to Item 8. Financial Statements and Supplementary Data, Note 25 Guarantees for details.

Contractual Commitments
The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, capital lease and commercial arrangements as at December 31, 2018.

Payments due by period (in millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & beyond
Contractual commitments
Interest on long-term debt and capital lease	$12,004	$457	$870	$737	$9,940
Long-term debt	8,625	501	449	1,002	6,673
Capital leases	159	5	11	117	26
Operating lease(1)	485	90	126	99	170
Supplier purchase	1,247	658	160	133	296
Other long-term liabilities(2)	498	53	103	100	242
Total contractual commitments	$23,018	$1,764	$1,719	$2,188	$17,347
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $2 million are not included in the minimum payments shown above, as management believes that CP will not be required to make payments under these residual guarantees.
(2) Includes expected cash payments for environmental remediation, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits and long-term disability benefits include the anticipated payments for years 2019 to 2028. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

59 / CP 2018 ANNUAL REPORT

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

Capital Commitments
The Company remains committed to maintaining the current high level of quality of our capital assets in pursuing sustainable growth. As part of this commitment, CP has entered into contracts with suppliers to make various capital purchases related to track programs. Payments for these commitments are due in 2019 through 2032. These expenditures are expected to be financed by cash generated from operations or by issuing new debt.

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at December 31, 2018.

Payments due by period (in millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & beyond
Certain other financial commitments
Letters of credit	$60	$60	$—	$—	$—
Capital commitments	586	310	92	67	117
Total certain other financial commitments	$646	$370	$92	$67	$117

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

The development, selection and disclosure of these estimates, and this Management's Discussion and Analysis of Financial Condition and Results of Operations, have been reviewed by the Board of Directors’ Audit Committee, which is composed entirely of independent directors.

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

Some sites include remediation activities that are projected beyond the 10-year period, which CP is unable to reasonably estimate and determine. Therefore, CP's accruals of the environmental liabilities is based on an estimate of costs for a rolling 10-year period covered by the environmental program. Payments are expected to be made over 10 years to 2028. A limited portion of the environmental accruals, the stable Perpetual Care for the environmental program, are fixed and reliably determined. This portion of the environmental liabilities is discounted using a risk-free rate, adjusted by inflation and productivity improvements.

Provisions for environmental remediation costs are recorded in “Other long-term liabilities” (refer to Item 8. Financial Statements and Supplementary Data, Note 19 Other long-term liabilities), except for the current portion which is recorded in “Accounts payable and accrued liabilities” (refer to Item 8. Financial Statements and Supplementary Data, Note 16 Accounts payable and accrued liabilities). The accruals for environmental remediation represent CP’s best estimate of its probable future obligations and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include CP’s best estimate of all probable costs, CP’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, are not expected to be material to the Company’s financial position, but may materially affect income in the period in which a charge is recognized.

CP 2018 ANNUAL REPORT / 60

The environmental liabilities are also sensitive to the increase in cost of materials which would be reflected as increases to "Other long-term liabilities" and "Accounts payable and accrued liabilities" on the Company’s Consolidated Balance Sheets and to "Purchased services and other" within Operating expenses on the Company's Consolidated Statements of Income. CP's cash payments for environmental initiatives are estimated to be approximately $8 million in 2019, $9 million in 2020, $9 million in 2021 and a total of approximately $58 million over the remaining years through 2028. All payments will be funded from general operations.

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

Information on an Accounting Standards Update effective January 1, 2018, concerning the change in presentation of costs for pensions and other benefits is discussed in Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes. The amendments also restrict capitalization to the current service cost component when applicable.

Net Periodic Benefit Costs
The Company reports the current service cost component of net periodic benefit cost in "Compensation and benefits" for pensions and post-retirement benefits and in "Purchased services and other" for self-insured workers' compensation and long-term disability benefits on the Company's Consolidated Statements of Income. The Other components of net periodic benefit recovery are reported as a separate line item outside of Operating income on the Company's Consolidated Statements of Income. Components of the net periodic benefit costs (credits) are as follows:

	2018			2017
(in millions of Canadian dollars)	Current service cost	Other components	Total	Current service cost	Other components	Total
Defined benefit pensions	$120	$(405)	$(285)	$103	$(294)	$(191)
Defined contribution pensions	10	—	10	9	—	9
Post-retirement benefits	5	18	23	4	18	22
Self-insured workers' compensation and long-term disability benefits	7	3	10	8	2	10
All plans	$142	$(384)	$(242)	$124	$(274)	$(150)

CP estimates net periodic benefit credits for defined benefit pensions to be approximately $309 million in 2019 ($107 million in current service cost and $416 million in other components of net periodic recovery), and net periodic benefit costs for defined contribution pensions to be approximately $10 million in 2019. Net periodic benefit costs for post-retirement benefits in 2019 are not expected to differ materially from the 2018 costs. Total net periodic benefit credits for all plans are estimated to be approximately $267 million in 2019 (2018 - $242 million), comprised of $128 million (2018 - $142 million) in current service cost and $395 million (2018 - $384 million) in other components of net periodic recovery. The expected rate of return on the market-related asset value used to compute the net periodic benefit credit in 2017 and 2018 was 7.75%. For computing the net periodic benefit credit in 2019, the Company is reducing this rate to 7.50% to reflect CP's current view of future long-term investment returns. Net periodic benefit costs and credits are discussed further in Item 8. Financial Statements and Supplementary Data, Note 21 Pensions and other benefits.

Pension Plan Contributions
The Company made contributions of $36 million, which is net of a $10 million refund of plan surplus, to the defined benefit pension plans in 2018, compared with $46 million in 2017. The Company’s main Canadian defined benefit pension plan accounts for nearly all of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010 and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,323 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2018, leaving $427 million of the voluntary prepayments still available at December 31, 2018 to reduce CP’s pension funding requirements in 2019 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will apply $30 million of the remaining voluntary prepayments against its 2019 pension funding requirements.

61 / CP 2018 ANNUAL REPORT

CP estimates its aggregate pension contributions, including its defined benefit and defined contribution plans, to be in the range of $50 million to $75 million in 2019, and in the range of $30 million to $70 million per year from 2020 to 2022. These estimates reflect the Company’s current intentions with respect to the rate at which CP will apply the remaining voluntary prepayments against contribution requirements in the next few years.

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

The plans’ investment policy provides a target allocation of approximately 45% of the plans’ assets to be invested in public equity securities. As a result, stock market performance is a key driver in determining the pension funds’ asset performance. If the rate of investment return on the plans’ public equity securities in 2018 had been 10% higher (or lower) than the actual 2018 rate of investment return on such securities, 2019 net periodic benefit costs for pensions would be lower (or higher) by approximately $23 million.

Changes in bond yields can result in changes to discount rates and to changes in the value of fixed income assets. If the discount rate as at December 31, 2018 had been higher (or lower) by 0.1% with no related changes in the value of the pension funds’ investment in fixed income assets, 2019 net periodic benefit costs for pensions would be lower (or higher) by approximately $11 million and 2019 current service costs for pensions would be lower (or higher) by approximately $4 million. However, a change in bond yields would also lead to a change in the value of the pension funds’ investment in fixed income assets, and this change would partially offset the impact on net periodic benefit costs noted above.

The Company estimates that an increase in the discount rate of 0.1% would decrease the defined benefit pension plans’ projected benefit obligations by approximately $148 million, and estimates that a decrease in the discount rate of 0.1% would increase the defined benefit pension plans’ projected benefit obligations by approximately $150 million. Similarly, for every 0.1% the actual return on assets varies above (or below) the estimated return for the year, the value of the defined benefit pension plans’ assets would increase (or decrease) by approximately $12 million.

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

CP reviews its pensioner mortality experience to ensure that the mortality assumption continues to be appropriate, or to determine what changes to the assumption are needed.

CP 2018 ANNUAL REPORT / 62

Property, Plant and Equipment
The Company follows the group depreciation method under which a single depreciation rate is applied to the total cost in a particular class of property, despite differences in the service life or salvage value of individual properties within the same class. CP performs depreciation studies of each property asset class approximately every three years to update depreciation rates. The studies are conducted with assistance from third-party specialists and analyzed and reviewed by the Company's management. Depreciation studies for U.S. assets are reviewed and approved by the Surface Transportation Board ("STB"). Depreciation studies for Canadian assets are provided to the Canadian Transportation Agency (the "Agency"), but the Agency does not approve depreciation rates. In determining appropriate depreciation rates, management is required to make judgements and assumptions about a variety of key factors that are subject to future variability due to inherent uncertainties. These include the following:

Key Assumptions	Assessments
• Whole and remaining asset lives
•
Statistical analysis of historical retirement patterns;
•
Evaluation of management strategy and its impact on operations and the future use of specific property assets;
•
Assessment of technological advances;
•
Engineering estimates of changes in current operations and analysis of historic, current and projected future usage;
•
Additional factors considered for track assets: density of traffic and whether rail is new or has been re-laid in a subsequent position;
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

It is anticipated that there will be changes in the estimates of weighted average useful lives and net salvage for each property asset class as assets are acquired, used and retired. Substantial changes in either the useful lives of properties or the salvage assumptions could result in significant changes to depreciation expense. For example, if the estimated average life of track assets, including rail, ties, ballast and other track material, increased (or decreased) by one year, annual depreciation expense would decrease (or increase) by approximately $16 million.

Due to the capital intensive nature of the railway industry, depreciation represents a significant part of operating expenses. The estimated useful lives of properties have a direct impact on the amount of depreciation recorded as a component of Properties on the Company’s Consolidated Balance Sheets. At December 31, 2018 and 2017, accumulated depreciation was $7,964 million and $7,413 million, respectively.

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

As at December 31, 2018, the Company has completed the measurement of certain income tax effects of the Tax Cuts and Jobs Act in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118 ("SAB 118"). There was no significant change identified from the provisional amount previously reported in the prior year.

Deferred income tax expense is included in "Income tax expense" on the Company's Consolidated Statements of Income. Additional disclosures are provided in Item 8. Financial Statements and Supplementary Data, Note 6 Income taxes.

Personal Injury and Other Claims Liabilities
CP estimates the potential liability arising from incidents, claims and pending litigations relating to personal injury claims by employees, third-party claims, certain occupation-related claims and property damage claims.

Personal Injury
In Canada, employee occupational injuries are governed by provincial workers' compensation legislation. Occupational injury claims in the provinces of Quebec, Ontario, Manitoba and B.C. are self-insured and administered through each Worker's Compensation Board ("WCB"). The future costs related to occupation-

63 / CP 2018 ANNUAL REPORT

related injuries are actuarially determined based on past experience and assumptions associated with the injury, compensation, income replacement, health care and administrative costs. In the four provinces where the Company is self-insured, a discount rate is applied to the future estimated costs based on market rates for investment grade corporate bonds to determine the liability. An actuarial study is performed on an annual basis. In the provinces of Saskatchewan and Alberta, the Company is assessed an annual WCB contribution on a premium basis and this amount is not subject to estimation by management. At December 31, 2018 and 2017, respectively, the WCB liability was $81 million and $81 million in "Pension and other benefit liabilities"; $12 million and $11 million in "Accounts payable and accrued liabilities", offset by deposits paid to WCB of $1 million and $1 million in "Other assets" on the Company's Consolidated Balance Sheets.

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

Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided guidance using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure, due to unknown variables and uncertainty related to future results.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K includes forward-looking statements relating, but not limited to statements concerning the Company’s defined benefit pension expectations for 2019 and through 2022, our expectations for 2019 financial and operational performance, including our full-year guidance for expected RTM and adjusted diluted EPS growth, planned capital expenditures, the Canadian-to-U.S. dollar exchange rate, the effective tax rate and land sales, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, and statements regarding future payments including income taxes and pension contributions.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K are based on current expectations, estimates, projections and assumptions, having regarding to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; and the satisfaction by third parties of their obligations to the Company. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current economic conditions render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statement. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies; general North American and global economic, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; changes in commodity prices; uncertainty surrounding timing and volumes of commodities being shipped via CP; inflation; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; uncertainties of investigations, proceedings or other types of claims and litigation; labour disputes; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; climate change; and various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes. The foregoing list of factors is not exhaustive.

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K. These more specific factors are

CP 2018 ANNUAL REPORT / 64

identified and discussed in Item 1A. Risk Factors. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K are made as of the date hereof. Except as required by law, CP undertakes no obligation to update publicly or otherwise revise any forward-looking statements, or the foregoing assumptions and risks affecting such forward-looking information, whether as a result of new information, future events or otherwise.

65 / CP 2018 ANNUAL REPORT

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar positively (or negatively) impacts freight revenues by approximately $28 million (2017 - approximately $27 million) and negatively (or positively) impacts operating expenses by approximately $15 million (2017 - approximately $14 million).

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at December 31, 2018, the net investment in U.S. operations is less than the total U.S. dollar-denominated debt. Consequently, FX translation on the Company’s undesignated U.S. dollar-denominated long-term debt causes additional impacts on earnings in Other expense (income).

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

Share Price Impact on Stock-Based Compensation
Based on information available at December 31, 2018, and expectations for 2019 grants, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.4 million to $0.6 million (2017 - approximately $0.3 million to $0.5 million). This excludes the impact of changes in share price relative to the S&P/TSX Capped Industrial index and S&P 1500 Road and Rail index, which may trigger different performance share unit payouts. Share-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 8. Financial Statements and Supplementary Data, Note 22 Stock-based compensation.

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

As at December 31, 2018, the Company did not have any forward starting floating-to-fixed interest rate swap agreements to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes (December 31, 2017 – notional U.S. $500 million).

Information concerning market risks is supplemented in Item 8. Financial Statements and Supplementary Data, Note 18 Financial Instruments.

CP 2018 ANNUAL REPORT / 66

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	67

Consolidated Statements of Income
For the Year Ended December 31, 2018, 2017, and 2016	68

Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2018, 2017, and 2016	69

Consolidated Balance Sheets
As at December 31, 2018 and 2017	70

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2018, 2017, and 2016	71

Consolidated Statements of Changes in Shareholders' Equity
For the Year Ended December 31, 2018, 2017, and 2016	72

Notes to Consolidated Financial Statements	73

67 / CP 2018 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Railway Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Canadian Pacific Railway Limited and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2018, the Company has retrospectively changed its method of accounting for the presentation of current period service costs due to the adoption of the Accounting Standards Update No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte LLP

Chartered Professional Accountants
Calgary, Canada
February 15, 2019

We have served as the Company's auditor since 2011.

CP 2018 ANNUAL REPORT / 68

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions of Canadian dollars, except per share data)	2018	2017	2016
Revenues (Note 3)
Freight	$7,152	$6,375	$6,060
Non-freight	164	179	172
Total revenues	7,316	6,554	6,232
Operating expenses
Compensation and benefits (Note 2, 21, 22)	1,468	1,309	1,356
Fuel	918	677	567
Materials	201	190	180
Equipment rents	130	142	173
Depreciation and amortization	696	661	640
Purchased services and other (Note 11)	1,072	1,056	905
Total operating expenses	4,485	4,035	3,821
Operating income	2,831	2,519	2,411
Less:
Other expense (income) (Note 4)	174	(178)	(45)
Other components of net periodic benefit recovery (Note 2, 21)	(384)	(274)	(167)
Net interest expense (Note 5)	453	473	471
Income before income tax expense	2,588	2,498	2,152
Income tax expense (Note 6)	637	93	553
Net income	$1,951	$2,405	$1,599
Earnings per share (Note 7)
Basic earnings per share	$13.65	$16.49	$10.69
Diluted earnings per share	$13.61	$16.44	$10.63
Weighted average number of shares (millions) (Note 7)
Basic	142.9	145.9	149.6
Diluted	143.3	146.3	150.5
Certain of the comparative figures have been restated in order to be consistent with the 2018 presentation (Note 2).
See Notes to Consolidated Financial Statements.

69 / CP 2018 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (in millions of Canadian dollars)	2018	2017	2016
Net income	$1,951	$2,405	$1,599
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(60)	24	18
Change in derivatives designated as cash flow hedges	38	19	(2)
Change in pension and post-retirement defined benefit plans	(449)	80	(434)
Other comprehensive (loss) income before income taxes	(471)	123	(418)
Income tax recovery (expense) on above items	169	(65)	96
Other comprehensive (loss) income (Note 8)	(302)	58	(322)
Comprehensive income	$1,649	$2,463	$1,277
See Notes to Consolidated Financial Statements.

CP 2018 ANNUAL REPORT / 70

CONSOLIDATED BALANCE SHEETS

As at December 31 (in millions of Canadian dollars, except Common Shares)	2018	2017
Assets
Current assets
Cash and cash equivalents	$61	$338
Accounts receivable, net (Note 10)	815	687
Materials and supplies	173	152
Other current assets	68	97
	1,117	1,274
Investments (Note 12)	203	182
Properties (Note 13)	18,418	17,016
Goodwill and intangible assets (Note 14)	202	187
Pension asset (Note 21)	1,243	1,407
Other assets (Note 15)	71	69
Total assets	$21,254	$20,135
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities (Note 16)	$1,449	$1,238
Long-term debt maturing within one year (Note 17, 18)	506	746
	1,955	1,984
Pension and other benefit liabilities (Note 21)	718	749
Other long-term liabilities (Note 19)	237	231
Long-term debt (Note 17, 18)	8,190	7,413
Deferred income taxes (Note 6)	3,518	3,321
Total liabilities	14,618	13,698
Shareholders’ equity
Share capital (Note 20) Authorized unlimited Common Shares without par value. Issued and outstanding are 140.5 million and 144.9 million at December 31, 2018 and 2017, respectively.	2,002	2,032
Authorized unlimited number of first and second preferred shares; none outstanding.
Additional paid-in capital	42	43
Accumulated other comprehensive loss (Note 8)	(2,043)	(1,741)
Retained earnings	6,635	6,103
	6,636	6,437
Total liabilities and shareholders’ equity	$21,254	$20,135
Commitments and contingencies (Note 24).
See Notes to Consolidated Financial Statements.

Approved on behalf of the Board:
	/s/ ANDREW F. REARDON	/s/ JANE L. PEVERETT
	Andrew F. Reardon, Director,	Jane L. Peverett, Director,
	Chair of the Board	Chair of the Audit Committee

71 / CP 2018 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions of Canadian dollars)	2018	2017	2016
Operating activities
Net income	$1,951	$2,405	$1,599
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	696	661	640
Deferred income taxes (Note 6)	256	(210)	320
Pension recovery and funding (Note 21)	(321)	(237)	(138)
Foreign exchange loss (gain) on long-term debt (Note 4)	168	(186)	(79)
Settlement of forward starting swaps on debt issuance (Note 17, 18)	(24)	—	—
Other operating activities, net	(79)	(113)	(198)
Change in non-cash working capital balances related to operations (Note 9)	65	(138)	(55)
Cash provided by operating activities	2,712	2,182	2,089
Investing activities
Additions to properties	(1,551)	(1,340)	(1,182)
Proceeds from sale of properties and other assets (Note 11)	78	42	116
Other	15	3	(3)
Cash used in investing activities	(1,458)	(1,295)	(1,069)
Financing activities
Dividends paid	(348)	(310)	(255)
Issuance of CP Common Shares (Note 20)	24	45	21
Purchase of CP Common shares (Note 20)	(1,103)	(381)	(1,210)
Issuance of long-term debt, excluding commercial paper (Note 17)	638	—	—
Repayment of long-term debt, excluding commercial paper (Note 17)	(753)	(32)	(38)
Net repayment of commercial paper (Note 17)	—	—	(8)
Settlement of forward starting swaps on de-designation (Note 18)	—	(22)	—
Other	—	—	(3)
Cash used in financing activities	(1,542)	(700)	(1,493)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	11	(13)	(13)
Cash position
(Decrease) increase in cash and cash equivalents	(277)	174	(486)
Cash and cash equivalents at beginning of year	338	164	650
Cash and cash equivalents at end of year	$61	$338	$164

Supplemental disclosures of cash flow information:
Income taxes paid	$318	$425	$322
Interest paid	$463	$475	$488
See Notes to Consolidated Financial Statements.

CP 2018 ANNUAL REPORT / 72

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions of Canadian dollars, except per share data)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2015	$2,058	$43	$(1,477)	$4,172	$4,796
Net income	—	—	—	1,599	1,599
Other comprehensive loss (Note 8)	—	—	(322)	—	(322)
Dividends declared ($1.8500 per share)	—	—	—	(274)	(274)
Effect of stock-based compensation expense	—	14	—	—	14
CP Common Shares repurchased (Note 20)	(84)	—	—	(1,126)	(1,210)
Shares issued under stock option plan (Note 20)	28	(5)	—	—	23
Balance at December 31, 2016	2,002	52	(1,799)	4,371	4,626
Net income	—	—	—	2,405	2,405
Other comprehensive income (Note 8)	—	—	58	—	58
Dividends declared ($2.1875 per share)	—	—	—	(319)	(319)
Effect of stock-based compensation expense	—	3	—	—	3
CP Common Shares repurchased (Note 20)	(27)	—	—	(354)	(381)
Shares issued under stock option plan (Note 20)	57	(12)	—	—	45
Balance at December 31, 2017	2,032	43	(1,741)	6,103	6,437
Net income	—	—	—	1,951	1,951
Other comprehensive income (Note 8)	—	—	(302)	—	(302)
Dividends declared ($2.5125 per share)	—	—	—	(358)	(358)
Effect of stock-based compensation expense	—	11	—	—	11
CP Common Shares repurchased (Note 20)	(66)	—	—	(1,061)	(1,127)
Shares issued under stock option plan (Note 20)	36	(12)	—	—	24
Balance at December 31, 2018	$2,002	$42	$(2,043)	$6,635	$6,636
See Notes to Consolidated Financial Statements.

73 / CP 2018 ANNUAL REPORT

CANADIAN PACIFIC RAILWAY LIMITED
Notes to Consolidated Financial Statements
December 31, 2018

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

Principles of consolidation
These Consolidated Financial Statements include the accounts of CP and all its subsidiaries. The Company’s investments in which it has significant influence are accounted for using the equity method. Distributions received from equity method investees are classified using the nature of the distribution approach for cash flow presentation purposes, whereby distributions received are classified based on the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow from operating activities) or a return of investment (classified as a cash inflow from investing activities). All intercompany accounts and transactions have been eliminated.

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

Principal subsidiaries
The following list sets out CPRL’s principal railway operating subsidiaries, including the jurisdiction of incorporation. All of these subsidiaries are wholly owned, directly or indirectly, by CPRL as at December 31, 2018.

Principal subsidiary	Incorporated under the laws of
Canadian Pacific Railway Company	Canada
Soo Line Railroad Company (“Soo Line”)	Minnesota
Delaware and Hudson Railway Company, Inc. (“D&H”)	Delaware
Dakota, Minnesota & Eastern Railroad Corporation (“DM&E”)	Delaware
Mount Stephen Properties Inc. (“MSP”)	Canada

Revenue recognition
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. Government imposed taxes that the Company collects concurrent with revenue generating activities are excluded from revenue. In the normal course of business, the Company does not generate any material revenue through acting as an agent for other entities.

The Company provides rail freight transportation services to a wide variety of customers and transports bulk commodities, merchandise freight and intermodal traffic. The Company signs master service agreements with customers that dictate future services the Company is to perform for a customer at the time a bill of lading or service request is received. Each bill of lading or service request represents a separate distinct performance obligation that the Company is obligated to satisfy. The transaction price is generally in the form of a fixed fee determined at the inception of the bill of lading or service request. The Company allocates the transaction price to each distinct performance obligation based on the estimated standalone selling price for each performance obligation. As each bill of lading or service request represents a separate distinct performance obligation, the estimated standalone selling price is assessed at an observable price which is fair market value. Certain customer agreements include variable consideration in the form of rebates, discounts, or incentives. The expected value method is used to estimate variable consideration and is allocated to the applicable performance obligation and is recognized when the related performance obligation

CP 2018 ANNUAL REPORT / 74

is satisfied. Additionally, the Company offers published rates for services through public tariff agreements in which a customer can request service, triggering a performance obligation the Company must satisfy. Railway freight revenues are recognized over time as services are provided based on the percentage of completed service method. Volume rebates to customers are accrued as a reduction of freight revenues based on estimated volumes and contract terms as freight service is provided. Freight revenues also include certain ancillary and other services provided in association with the performance of rail freight movements. Revenues from these activities are not material and therefore have been aggregated with the freight revenues from customer contracts with which they are associated.

Non-freight revenues, including passenger revenues, switching fees, and revenues from logistics services, are recognized at the point in time the services are provided or when the performance obligations are satisfied. Non-freight revenues also include leasing revenues.

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

Pensions and other benefits
Pension costs are actuarially determined using the projected-benefit method pro-rated over the credited service periods of employees. This method incorporates management’s best estimates of expected plan investment performance, salary escalation and retirement ages of employees. The expected return on fund assets is calculated using market-related asset values developed from a five-year average of market values for the fund’s public equity securities and absolute return strategies (with each prior year’s market value adjusted to the current date for assumed investment income during the intervening period) plus the market value of the fund’s fixed income, real estate, infrastructure and private debt securities, subject to the market-related asset value not being greater than 120% of the market value nor being less than 80% of the market value. The discount rate used to determine the projected-benefit obligation is based on blended market interest rates on high-quality corporate debt instruments with matching cash flows. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of plan assets are amortized over the expected average remaining service period of active employees expected to receive benefits under the plan (approximately 12 years). Prior service costs arising from collectively bargained amendments to pension plan benefit provisions are amortized over the term of the applicable union agreement. Prior service costs arising from all other sources are amortized over the expected average remaining service period of active employees who are expected to receive benefits under the plan at the date of amendment.

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

Gains and losses on post-employment benefits that do not vest or accumulate, including some workers’ compensation and long-term disability benefits in Canada, are included immediately on the Company's Consolidated Statements of Income as "Other components of net periodic benefit cost or recovery".

75 / CP 2018 ANNUAL REPORT

The current service cost component of net periodic benefit cost is reported in "Compensation and benefits" for pensions and post-retirement benefits, and in "Purchased services and other" for self-insured workers' compensation and long-term disability benefits on the Company's Consolidated Statements of Income. Other components of net periodic benefit cost or recovery are reported in "Other components of net periodic benefit cost or recovery" outside of Operating income on the Company's Consolidated Statements of Income.

Capitalization of pension costs, when applicable, is restricted to the current service cost component of net periodic benefit cost.

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

Much of the additions to properties, both new and replacement properties, are self-constructed. These are initially recorded at cost, including direct costs and attributable indirect costs, overheads and carrying costs. Direct costs include, among other things, labour costs, purchased services, equipment costs and material costs. Attributable indirect costs and overheads include incremental long-term variable costs resulting from the execution of capital projects. Indirect costs mainly include work trains, material distribution, highway vehicles and work equipment. Overheads primarily include a portion of the engineering department’s costs, which plans, designs and administers these capital projects. These costs are allocated to projects by applying a measure consistent with the nature of the cost, based on cost studies. For replacement properties, the project costs are allocated to dismantling and installation based on cost studies. Dismantling work, which is expensed, is performed concurrently with the installation.

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

CP 2018 ANNUAL REPORT / 76

There are a number of estimates inherent in the depreciation and retirement processes and as it is not possible to precisely estimate each of these variables until a group of property is completely retired, CP regularly monitors the estimated service lives of assets and the associated accumulated depreciation for each asset class to ensure depreciation rates are appropriate. If the recorded amounts of accumulated depreciation are greater or less than the amounts indicated by the depreciation studies, then the excess or deficit is amortized as a component of depreciation expense over the remaining service lives of the applicable asset classes.

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

Subsequent measurement depends on how the financial instruments have been classified. Accounts receivable and other investments, classified as loans and receivables, are measured at amortized cost, using the effective interest method. Cash and cash equivalents and derivatives are classified as held for trading and are measured at fair value. Accounts payable, accrued liabilities, short-term borrowings, other long-term liabilities and long-term debt are also measured at amortized cost.

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

All derivative instruments are classified as held for trading and recorded at fair value. Any change in the fair value of derivatives not designated as hedges is recognized in the period in which the change occurs in the Consolidated Statements of Income in the line item to which the derivative instrument is related. On the Consolidated Balance Sheets they are classified in “Other assets”, “Other long-term liabilities”, “Other current assets” or “Accounts payable and accrued liabilities” as applicable. Gains and losses arising from derivative instruments may affect the following lines on the Consolidated Statements of Income: “Revenues”, “Compensation and benefits”, “Fuel”, “Other expense (income)”, and “Net interest expense”.

77 / CP 2018 ANNUAL REPORT

For fair value hedges, the periodic changes in values are recognized in income, on the same line as the changes in values of the hedged items are also recorded. For an effective cash flow hedge, the entire change in value of the hedging instrument is recognized in “Other comprehensive income (loss)”. The change in value of the effective cash flow hedge remains in “Accumulated other comprehensive loss” until the related hedged item settles, at which time amounts recognized in “Accumulated other comprehensive loss” are reclassified to the same income or balance sheet account that records the hedged item.

Cash flows relating to derivative instruments designated as hedges are included in the same line as the related hedged items on the Consolidated Statements of Cash Flows.

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

Earnings per share
Basic earnings per share are calculated using the weighted average number of the Company's Common Shares (the "Common Shares') outstanding during the year. Diluted earnings per share are calculated using the treasury stock method for determining the dilutive effect of options.

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

CP 2018 ANNUAL REPORT / 78

2    Accounting changes
Implemented in 2018
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new Accounting Standards Update ("ASU") 2014-09, issued by the Financial Accounting Standards Board ("FASB"), and all related amendments under FASB Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any adjustment to the opening balance of retained earnings upon adoption of ASC Topic 606. There was no material impact to the Company's net income on adoption of this new standard in 2018. In line with the requirements of ASC Topic 606 additional disclosure has been provided. As of January 1, 2018, the Company had no material remaining performance obligations.

Compensation - Retirement Benefits
On January 1, 2018, the Company adopted the changes required under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost under FASB ASC Topic 715, Retirement Benefits as issued by the FASB in March 2017. In accordance with the ASU, beginning on January 1, 2018, the Company reports the current service cost component of net periodic benefit cost in Compensation and benefits on the Company's Consolidated Statements of Income, and reports the Other components of net periodic benefit recovery as a separate line item outside of Operating income on the Company's Consolidated Statements of Income. The Company has applied these changes in presentation retrospectively, which resulted in a decrease in Operating income of $274 million and $167 million for the years ended December 31, 2017 and 2016, respectively.

These changes in presentation do not result in any changes to net income or earnings per share. Details of the components of net periodic benefit costs are provided in Note 21 Pensions and other benefits.

The ASU also prospectively restricts capitalization of net periodic benefit costs to the current service cost component when applicable. This restriction has no impact on the Company's operating income or amounts capitalized because the Company has and continues to only capitalize an appropriate portion of current service cost for self-constructed properties.

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

Accumulated Other Comprehensive Income - Reclassification
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income under FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. The current standard ASC Topic 740, Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in Accumulated other comprehensive income ("AOCI") that were originally recognized in Other comprehensive income, subsequently creating stranded tax effects. This ASU allows a reclassification from AOCI to Retained earnings for stranded tax effects specifically resulting from the U.S. federal government's recently enacted tax bill, the Tax Cuts and Jobs Act. The amendments are effective for public entities beginning on January 1, 2019, and early adoption is permitted. Entities are required to apply these amendments either in the period of adoption or retrospectively to each period in which the effect of the change in tax rate from the Tax Cuts and Jobs Act was recognized. The Company early adopted this ASU effective January 1, 2018, electing not to change AOCI, Retained earnings or disclosure in the Company's Consolidated Financial Statements.

Future Changes
Leases
In February 2016, the FASB issued ASU 2016-02, Leases under FASB ASC Topic 842, Leases which will supersede the lease recognition and measurement requirements in Topic 840, Leases. This new standard requires recognition of right-of-use ("ROU") assets and lease liabilities by lessees for those leases classified as finance and operating leases with a maximum term exceeding 12 months. For the Company this new standard will be effective for interim and annual periods commencing January 1, 2019. As a permitted practical expedient at transition, the Company expects to adopt the new standard with a cumulative-effect adjustment to the opening balance of retained earnings at that date and no restatement of comparative periods' financial information.

79 / CP 2018 ANNUAL REPORT

In preparation for adoption of the new standard, in January 2019, the Company implemented internal controls and a lease management system to assist in delivering the required accounting changes. To facilitate transition, the Company expects to make policy choices to utilize available practical expedients provided by the new standard, including the:

•
Acceptance of the package of practical expedients, permitting the Company not to reassess lease existence, classification and capitalization of initial direct costs previously determined under Topic 840;

•	Acceptance of the previous accounting treatment for land easements where Topic 840 was not applied;

•	Combination of lease and non-lease components as a single lease component for all lease classes, except for leases identified within engineering service agreements; and

•	Off-balance sheet treatment for leases with a term of 12 months or less.

The Company has substantially completed its assessment of the impact of this new standard, and expects net increases of approximately $400 million to assets and liabilities associated primarily with the recognition of ROU assets and liabilities for operating leases. The Company expects no impact on the Consolidated Statements of Income and a minimal net impact to retained earnings.

Additional disclosures will be provided in the Company's first quarter 2019 financial statements.

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments under FASB ASC Topic 326, Financial Instruments - Credit Losses. This new standard intends to replace the incurred loss impairment methodology under GAAP with a methodology that reflects using a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments, and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amendments are effective for the Company beginning on January 1, 2020. Entities are required to apply the amendments in this update using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact on the consolidated financial statements from the adoption of this ASU.

Intangibles – Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment under FASB ASC Topic 350, Intangibles - Goodwill and Other. This is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments are effective for the Company beginning on January 1, 2020. Entities are required to apply the amendments in this update prospectively from the date of adoption. The Company does not anticipate that the adoption of this ASU will impact its financial statements as there is a sufficient excess between the fair value and carrying value of the Company's goodwill. Furthermore the Company expects to continue to apply the Step 0 qualitative assessment when testing for goodwill impairment.

3    Revenues
The following table disaggregates the Company’s revenues from contracts with customers by major source:

(in millions of Canadian dollars)	2018	2017(1)	2016(1)
Freight
Grain	$1,566	$1,532	$1,480
Coal	673	631	606
Potash	486	411	338
Fertilizers and sulphur	243	241	284
Forest products	284	265	275
Energy, chemicals and plastics	1,243	898	852
Metals, minerals, and consumer products	797	739	564
Automotive	322	293	350
Intermodal	1,538	1,365	1,311
Total freight revenues	7,152	6,375	6,060
Non-freight excluding leasing revenues	102	117	113
Revenues from contracts with customers	7,254	6,492	6,173
Leasing revenues	62	62	59
Total revenues	$7,316	$6,554	$6,232
(1) Prior years amounts have not been adjusted under the modified retrospective method (Note 2).

CP 2018 ANNUAL REPORT / 80

4    Other expense (income)

(in millions of Canadian dollars)	2018	2017	2016
Foreign exchange loss (gain) on long-term debt	$168	$(186)	$(79)
Other foreign exchange losses (gains)	3	(7)	(5)
Insurance recovery of legal settlement	—	(10)	—
Legal settlement	—	—	25
Charge on hedge roll and de-designation	—	13	—
Other	3	12	14
Other expense (income)	$174	$(178)	$(45)

"Other expense (income)" was previously presented as "Other income and charges" on the Company's Consolidated Statements of Income. This change in presentation has no impact on the components within this line item.

5    Net interest expense

(in millions of Canadian dollars)	2018	2017	2016
Interest cost	$475	$491	$497
Interest capitalized to Properties	(20)	(16)	(25)
Interest expense	455	475	472
Interest income	(2)	(2)	(1)
Net interest expense	$453	$473	$471

Interest expense includes interest on capital leases of $11 million for the year ended December 31, 2018 (2017 – $11 million; 2016 – $11 million).

81 / CP 2018 ANNUAL REPORT

6    Income taxes
The following is a summary of the major components of the Company’s income tax expense:

(in millions of Canadian dollars)	2018	2017	2016
Current income tax expense	$381	$303	$233
Deferred income tax expense
Origination and reversal of temporary differences	214	371	336
Effect of tax rate decrease	(21)	(541)	—
Effect of hedge of net investment in foreign subsidiaries	64	(42)	(20)
Other	(1)	2	4
Total deferred income tax expense (recovery)	256	(210)	320
Total income taxes	$637	$93	$553
Income before income tax expense
Canada	$1,788	$1,829	$1,513
Foreign	800	669	639
Total income before income tax expense	$2,588	$2,498	$2,152
Income tax expense
Current
Canada	$336	$257	$165
Foreign	45	46	68
Total current income tax expense	381	303	233
Deferred
Canada	174	256	207
Foreign	82	(466)	113
Total deferred income tax expense (recovery)	256	(210)	320
Total income taxes	$637	$93	$553

The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carry forwards. The items comprising the deferred income tax assets and liabilities are as follows:

(in millions of Canadian dollars)	2018	2017
Deferred income tax assets
Amount related to tax losses carried forward	$11	$12
Liabilities carrying value in excess of tax basis	97	77
Unrealized foreign exchange losses	85	11
Environmental remediation costs	23	16
Other	2	11
Total deferred income tax assets	218	127
Less: Valuation allowance	(5)	—
Total net deferred income tax assets	213	127
Deferred income tax liabilities
Properties carrying value in excess of tax basis	3,496	3,181
Pensions carrying value in excess of tax basis	164	226
Other	71	41
Total deferred income tax liabilities	3,731	3,448
Total net deferred income tax liabilities	$3,518	$3,321

CP 2018 ANNUAL REPORT / 82

The Company’s consolidated effective income tax rate differs from the expected Canadian statutory tax rates. Expected income tax expense at statutory rates is reconciled to income tax expense as follows:

(in millions of Canadian dollars, except percentage)	2018	2017	2016
Statutory federal and provincial income tax rate (Canada)	26.86%	26.56%	26.65%
Expected income tax expense at Canadian enacted statutory tax rates	$695	$663	$573
Increase (decrease) in taxes resulting from:
Losses (gains) not subject to tax	8	(27)	(23)
Canadian tax rate differentials	—	1	—
Foreign tax rate differentials	(55)	(9)	—
Effect of tax rate decrease	(21)	(541)	—
Valuation allowance	5	—	—
Other	5	6	3
Income tax expense	$637	$93	$553

The Company has no unrecognized tax benefits from capital losses at December 31, 2018 and 2017.

In 2018, the Company revalued its deferred income tax balances as a result of tax rate decreases in the states of Iowa and Missouri, resulting in a net recovery of $21 million.

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” which has been commonly referred to as U.S. tax reform. A significant change under this reform is the reduction of the U.S. federal statutory corporate income tax rate from 35% to 21% beginning in 2018. As a result of this and other tax rate increases in the province of British Columbia and the state of Illinois, the Company revalued its deferred income tax balances accordingly. For the full year 2017, revaluations of deferred tax balances associated with changes in rates total a net recovery of $541 million.

As at December 31, 2018, the Company has completed the measurement of certain income tax effects of the Tax Cuts and Jobs Act in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118 ("SAB 118'). There was no significant change identified from the provisional amount previously reported in the prior year.

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

At December 31, 2018, the Company had tax effected operating losses carried forward of $8 million, which have been recognized as a deferred tax asset. The majority of these losses carried forward will begin to expire in 2027, with the remaining expiring between 2031 and 2035. The Company expects to fully utilize these tax effected operating losses before their expiry. The Company did not have any minimum tax credits or investment tax credits carried forward.

It is more likely than not that the Company will realize the majority of its deferred income tax assets from the generation of future taxable income, as the payments for provisions, reserves and accruals are made and losses and tax credits carried forward are utilized.

The following table provides a reconciliation of uncertain tax positions in relation to unrecognized tax benefits for Canada and the U.S. for the year ended December 31, 2018:

(in millions of Canadian dollars)	2018	2017	2016
Unrecognized tax benefits at January 1	$13	$13	$15
Increase in unrecognized:
Tax benefits related to the current year	1	—	—
Dispositions:
Gross uncertain tax benefits related to prior years	(1)	—	(2)
Unrecognized tax benefits at December 31	$13	$13	$13

If these uncertain tax positions were recognized, all of the amount of unrecognized tax positions as at December 31, 2018 would impact the Company’s effective tax rate.

83 / CP 2018 ANNUAL REPORT

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Income. The net amount of accrued interest and penalties in 2018 was $nil (2017 – $1 million; 2016 – $1 million). The total amount of accrued interest and penalties associated with the unrecognized tax benefit at December 31, 2018 was $11 million (2017 – $11 million; 2016 – $10 million).

The Company and its subsidiaries are subject to either Canadian federal and provincial income tax, U.S. federal, state and local income tax, or the relevant income tax in other international jurisdictions. The Company has substantially concluded all Canadian federal and provincial income tax matters for the years through 2012. The federal and provincial income tax returns filed for 2013 and subsequent years remain subject to examination by the Canadian taxation authorities. The Internal Revenue Service ("IRS") audit for 2012 and 2013 has been settled. The income tax returns for 2014 and subsequent years continue to remain subject to examination by the IRS and U.S. state tax jurisdictions. The Company believes that it has recorded sufficient income tax reserves at December 31, 2018 with respect to these income tax examinations.

The Company does not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next twelve months as at December 31, 2018.

7     Earnings per share
Basic earnings per share have been calculated using Net income for the year divided by the weighted average number of shares outstanding during the year.

Diluted earnings per share have been calculated using the treasury stock method which assumes that any proceeds received from the exercise of in-the-money options would be used to purchase CP Common Shares at the average market price for the period. For purposes of this calculation, at December 31, 2018, there were 1.3 million dilutive options outstanding (2017 – 1.4 million; 2016 – 2.2 million).

The number of shares used and the earnings per share calculations are reconciled as follows:

(in millions of Canadian dollars, except per share data)	2018	2017	2016
Net income	$1,951	$2,405	$1,599
Weighted average basic shares outstanding (millions)	142.9	145.9	149.6
Dilutive effect of weighted average number of stock options (millions)	0.4	0.4	0.9
Weighted average diluted shares outstanding (millions)	143.3	146.3	150.5
Earnings per share – basic	$13.65	$16.49	$10.69
Earnings per share – diluted	$13.61	$16.44	$10.63

In 2018, the number of options excluded from the computation of diluted earnings per share because their effect was not dilutive was 0.2 million (2017 – 0.3 million; 2016 – 0.4 million).

CP 2018 ANNUAL REPORT / 84

8     Other comprehensive income (loss) and accumulated other comprehensive loss
The components of Other comprehensive income (loss) and the related tax effects are as follows:

(in millions of Canadian dollars)	Before tax amount	Income tax (expense) recovery	Net of tax amount
For the year ended December 31, 2018
Unrealized foreign exchange gain (loss) on:
Translation of the net investment in U.S. subsidiaries	$419	$—	$419
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 18)	(479)	64	(415)
Change in derivatives designated as cash flow hedges:
Realized loss on cash flow hedges recognized in income	10	(3)	7
Unrealized gain on cash flow hedges and other	28	(8)	20
Change in pension and other benefits actuarial gains and losses	(447)	115	(332)
Change in prior service pension and other benefit costs	(2)	1	(1)
Other comprehensive loss	$(471)	$169	$(302)
For the year ended December 31, 2017
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries	$(295)	$—	$(295)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 18)	319	(42)	277
Change in derivatives designated as cash flow hedges:
Realized loss on cash flow hedges recognized in income	25	(6)	19
Unrealized loss on cash flow hedges and other	(6)	2	(4)
Change in pension and other benefits actuarial gains and losses	84	(20)	64
Change in prior service pension and other benefit costs	(4)	1	(3)
Other comprehensive income	$123	$(65)	$58
For the year ended December 31, 2016
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries	$(132)	$—	$(132)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 18)	150	(20)	130
Change in derivatives designated as cash flow hedges:
Realized loss on cash flow hedges recognized in income	10	(2)	8
Unrealized loss on cash flow hedges and other	(12)	2	(10)
Change in pension and other benefits actuarial gains and losses	(422)	113	(309)
Change in prior service pension and other benefit costs	(12)	3	(9)
Other comprehensive loss	$(418)	$96	$(322)

The components of Accumulated other comprehensive loss, net of tax, are as follows:

(in millions of Canadian dollars)	2018	2017
Unrealized foreign exchange gain on translation of the net investment in U.S. subsidiaries	$862	$443
Unrealized foreign exchange loss on translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries	(749)	(334)
Net deferred and unrealized losses on derivatives and other	(62)	(89)
Amounts for defined benefit pension and other post-retirement plans not recognized in income (Note 21)	(2,094)	(1,761)
Accumulated other comprehensive loss	$(2,043)	$(1,741)

85 / CP 2018 ANNUAL REPORT

Changes in Accumulated other comprehensive loss by component are as follows:

(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2018	$109	$(89)	$(1,761)	$(1,741)
Other comprehensive income (loss) before reclassifications	4	19	(417)	(394)
Amounts reclassified from accumulated other comprehensive loss	—	8	84	92
Net current-period other comprehensive income (loss)	4	27	(333)	(302)
Closing balance, December 31, 2018	$113	$(62)	$(2,094)	$(2,043)
Opening balance, January 1, 2017	$127	$(104)	$(1,822)	$(1,799)
Net current-period other comprehensive loss before reclassifications	(17)	(4)	(50)	(71)
Amounts reclassified from accumulated other comprehensive loss	(1)	19	111	129
Net current-period other comprehensive (loss) income	(18)	15	61	58
Closing balance, December 31, 2017	$109	$(89)	$(1,761)	$(1,741)

(1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from Accumulated other comprehensive loss are as follows:

	2018	2017
Amortization of prior service costs(1)	$(2)	$(4)
Recognition of net actuarial loss(1)	117	154
Total before income tax	$115	$150
Income tax recovery	(31)	(39)
Total net of income tax	$84	$111
(1) Impacts "Other components of net periodic benefit recovery" on the Consolidated Statements of Income.
9     Change in non-cash working capital balances related to operations

(in millions of Canadian dollars)	2018	2017	2016
Source (use) of cash:
Accounts receivable, net	$(107)	$(91)	$44
Materials and supplies	(11)	9	14
Other current assets	30	(26)	(18)
Accounts payable and accrued liabilities	153	(30)	(95)
Change in non-cash working capital	$65	$(138)	$(55)

10     Accounts receivable, net

(in millions of Canadian dollars)	2018	2017
Freight	$677	$536
Non-freight	168	176
	845	712
Allowance for doubtful accounts	(30)	(25)
Total accounts receivable, net	$815	$687

CP 2018 ANNUAL REPORT / 86

The Company maintains an allowance for doubtful accounts based on expected collectability of accounts receivable. The Allowance for doubtful accounts is based on specific identification of uncollectable accounts, the application of historical percentages by aging category and an assessment of the current economic environment.

11     Dispositions of properties
Gain on sale of Bass Lake railway line
During the fourth quarter of 2018, the Company completed the sale of the Bass Lake railway line for gross proceeds of $37 million (U.S. $27 million). The company recorded a gain on sale of $35 million ($26 million after tax) within "Purchased services and other" from the transaction.

Gain on sale of Obico
During the fourth quarter of 2016, the Company completed the sale of its Obico rail yard for gross proceeds of $38 million. The Company recorded a gain on sale of $37 million ($33 million after tax) within "Purchased services and other" from the transaction.

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

12     Investments

(in millions of Canadian dollars)	2018	2017
Rail investments accounted for on an equity basis	$160	$144
Other investments	43	38
Total investments	$203	$182

13 Properties

(in millions of Canadian dollars except percentages)	2018	2018			2017
	Weighted average annual depreciation rate	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway	2.8%	$18,599	$5,236	$13,363	$17,285	$4,814	$12,471
Buildings	3.0%	781	218	563	719	196	523
Rolling stock	2.8%	4,467	1,613	2,854	4,114	1,557	2,557
Information systems(1)	10.4%	551	252	299	551	264	287
Other	5.1%	1,984	645	1,339	1,760	582	1,178
Total		$26,382	$7,964	$18,418	$24,429	$7,413	$17,016
(1) During 2018, CP capitalized costs attributable to the design and development of internal-use software in the amount of $53 million (2017 – $49 million; 2016 – $46 million). Current year depreciation expense related to internal use software was $49 million (2017 – $55 million; 2016 – $63 million).

Capital leases included in properties

(in millions of Canadian dollars)	2018			2017
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Buildings	$1	$1	$—	$1	$1	$—
Rolling stock	311	124	187	311	115	196
Total assets held under capital lease	$312	$125	$187	$312	$116	$196

87 / CP 2018 ANNUAL REPORT

14     Goodwill and intangible assets

	Goodwill	Intangible assets
(in millions of Canadian dollars)	Net carrying amount	Cost	Accumulated amortization	Net carrying amount	Total goodwill and intangible assets
Balance at December 31, 2016	$191	$22	$(11)	$11	$202
Amortization	—	—	(1)	(1)	(1)
Foreign exchange impact	(13)	—	(1)	(1)	(14)
Balance at December 31, 2017	$178	$22	$(13)	$9	$187
Amortization	—	—	(1)	(1)	(1)
Foreign exchange impact	16	—	—	—	16
Balance at December 31, 2018	$194	$22	$(14)	$8	$202

15     Other assets

(in millions of Canadian dollars)	2018	2017
Long-term materials	$26	$24
Contracted customer incentives	11	11
Prepaid leases	10	5
Other	24	29
Total other assets	$71	$69

Contracted customer incentives are amortized to income over the term of the related revenue contract.

16     Accounts payable and accrued liabilities

(in millions of Canadian dollars)	2018	2017
Trade payables	$474	$402
Accrued charges	360	256
Income and other taxes payable	104	72
Accrued interest	135	128
Dividends payable	91	82
Payroll-related accruals	78	72
Accrued vacation	61	59
Stock-based compensation liabilities	53	32
Personal injury, damage and other claims provision	68	28
Provision for environmental remediation (Note 19)	8	8
Financial derivative liability (Note 18)	—	55
Other	17	44
Total accounts payable and accrued liabilities	$1,449	$1,238

CP 2018 ANNUAL REPORT / 88

17     Debt
The following table outlines the Company's outstanding debt instruments and capital lease obligations as at December 31, 2018.

(in millions of Canadian dollars except percentages)			Maturity	Currency in which payable	2018	2017
6.500%	10-year Notes	(A)	May 2018	U.S.$	$—	$345
6.250%	10-year Medium Term Notes	(A)	Jun 2018	CDN$	—	375
7.250%	10-year Notes	(A)	May 2019	U.S.$	477	439
9.450%	30-year Debentures	(A)	Aug 2021	U.S.$	341	314
5.100%	10-year Medium Term Notes	(A)	Jan 2022	CDN$	125	125
4.500%	10-year Notes	(A)	Jan 2022	U.S.$	339	311
4.450%	12.5-year Notes	(A)	Mar 2023	U.S.$	477	438
2.900%	10-year Notes	(A)	Feb 2025	U.S.$	955	878
3.700%	10.5-year Notes	(A)	Feb 2026	U.S.$	340	313
4.000%	10-year Notes	(A)	Jun 2028	U.S.$	682	—
7.125%	30-year Debentures	(A)	Oct 2031	U.S.$	477	439
5.750%	30-year Debentures	(A)	Mar 2033	U.S.$	334	307
4.800%	20-year Notes	(A)	Sep 2035	U.S.$	408	375
5.950%	30-year Notes	(A)	May 2037	U.S.$	607	558
6.450%	30-year Notes	(A)	Nov 2039	CDN$	400	400
5.750%	30-year Notes	(A)	Jan 2042	U.S.$	336	308
4.800%	30-year Notes	(A)	Aug 2045	U.S.$	748	687
6.125%	100-year Notes	(A)	Sep 2115	U.S.$	1,228	1,129
5.41%	Senior Secured Notes	(B)	Mar 2024	U.S.$	113	111
6.91%	Secured Equipment Notes	(C)	Oct 2024	CDN$	106	120
7.49%	Equipment Trust Certificates	(D)	Jan 2021	U.S.$	57	52
Obligations under capital leases
6.99%		(E)	Mar 2022	U.S.$	104	96
6.57%		(E)	Dec 2026	U.S.$	52	52
12.77%		(E)	Jan 2031	CDN$	4	3
					8,710	8,175
Perpetual 4% Consolidated Debenture Stock		(F)		U.S.$	41	38
Perpetual 4% Consolidated Debenture Stock		(F)		G.B.£	6	6
					8,757	8,219
Less: Unamortized fees on long-term debt					61	60
					8,696	8,159
Less: Long-term debt maturing within one year					506	746
					$8,190	$7,413

At December 31, 2018, the gross amount of long-term debt denominated in U.S. dollars was U.S. $5,970 million (2017 – U.S. $5,755 million).

Annual maturities and principal repayment requirements, excluding those pertaining to capital leases, for each of the five years following 2018 are (in millions): 2019 – $501; 2020 – $67; 2021 – $382; 2022 – $494; 2023 – $507.

Fees on long-term debt are amortized to income over the term of the related debt.

A.   These debentures and notes pay interest semi-annually and are unsecured, but carry a negative pledge.

89 / CP 2018 ANNUAL REPORT

During the second quarter of 2018, the Company repaid U.S. $275 million 6.500% 10-year Notes at maturity for a total of U.S. $275 million ($352 million) and $375 million 6.250% 10-year Medium Term Notes at maturity for a total of $375 million. The Company also issued U.S. $500 million 4.000% 10-year Notes due June 1, 2028 for net proceeds of U.S. $495 million ($638 million). In conjunction with the issuance, the Company settled a notional U.S. $500 million of forward starting floating-to-fixed interest rate swap agreements ("forward starting swaps") for a payment of U.S. $19 million ($24 million) (see Note 18). This payment was included in cash provided by operating activities consistent with the location of the related hedged item on the Company's Consolidated Statements of Cash Flows.

B.   The 5.41% Senior Secured Notes are collateralized by specific locomotive units with a carrying value of $111 million at December 31, 2018. The Company pays equal blended semi-annual payments of principal and interest. Final repayment of the remaining principal of U.S. $44 million is due in March 2024.

C.   The 6.91% Secured Equipment Notes are full recourse obligations of the Company collateralized by a first charge on specific locomotive units with a carrying value of $81 million at December 31, 2018. The Company pays equal blended semi-annual payments of principal and interest. Final repayment of the remaining principal of $11 million is due in October 2024.

D.   The 7.49% Equipment Trust Certificates are secured by specific locomotive units with a carrying value of $107 million at December 31, 2018. The Company makes semi-annual payments that vary in amount and are interest-only payments or blended principal and interest payments. Final repayment of the remaining principal of U.S. $11 million is due in January 2021.

E. At December 31, 2018, capital lease obligations included in long-term debt were as follows:

(in millions of Canadian dollars)	Year	Capital leases
Minimum lease payments in:
	2019	$16
	2020	16
	2021	16
	2022	114
	2023	9
	Thereafter	31
Total minimum lease payments		202
Less: Imputed interest		(43)
Present value of minimum lease payments		159
Less: Current portion		(5)
Long-term portion of capital lease obligations		$154

During the years ended 2018, 2017, and 2016, the Company had no additions to property, plant and equipment under capital lease obligations.

The carrying value of the assets collateralizing the capital lease obligations was $187 million at December 31, 2018.

F.  The Consolidated Debenture Stock, authorized by an Act of Parliament of 1889, constitutes a first charge upon and over the whole of the undertaking, railways, works, rolling stock, plant, property and effects of the Company, with certain exceptions.

Credit facility
CP has a revolving credit facility (the “facility”) agreement with 15 highly rated financial institutions for a commitment amount of U.S. $1.0 billion. The facility can accommodate draws of cash and/or letters of credit at market competitive pricing. The agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at December 31, 2018 and 2017, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the threshold stipulated in this financial covenant.

Effective June 8, 2018, the Company amended its U.S. $2.0 billion revolving credit facility agreement dated September 26, 2014. This fifth amending agreement included the extension of the U.S. $1.0 billion five-year maturity date from June 28, 2022 to June 28, 2023 and the cancellation of the U.S. $1.0 billion one-year plus one-year credit facility agreement.

As at December 31, 2018 and 2017, the facility was undrawn. The amount available under the terms of the credit facility was U.S. $1.0 billion at December 31, 2018 (December 31, 2017 – U.S. $2.0 billion).

CP 2018 ANNUAL REPORT / 90

The Company also has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at December 31, 2018, the Company had no commercial paper borrowings outstanding (December 31, 2017 – $nil).

CP has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit CP to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at December 31, 2018, the Company had no collateral posted on its bilateral letter of credit facility (December 31, 2017– $150 million). At December 31, 2018, under its bilateral facilities the Company had letters of credit drawn of $60 million (December 31, 2017 – $319 million) from a total available amount of $600 million (December 31, 2017 – $600 million).

18    Financial instruments
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

When possible, the estimated fair value is based on quoted market prices and, if not available, it is based on estimates from third-party brokers. For non-exchange traded derivatives classified in Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, FX, and commodity) and volatility, depending on the type of derivative and nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value. All derivatives and long-term debt are classified as Level 2.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt:

(in millions of Canadian dollars)	December 31, 2018	December 31, 2017
Long-term debt (including current maturities):
Fair value	$9,639	$9,680
Carrying value	8,696	8,159

The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. As at December 31, 2018 and 2017, the Company did not have any deposits in the form of short-term investments with financial institutions.

B.  Financial risk management

Derivative financial instruments
Derivative financial instruments may be used to selectively reduce volatility associated with fluctuations in interest rates, FX rates, the price of fuel and stock-based compensation expense. Where derivatives are designated as hedging instruments, the relationship between the hedging instruments and their associated hedged items is documented, as well as the risk management objective and strategy for the use of the hedging instruments. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the Consolidated Balance Sheets, commitments, or forecasted transactions. At the time a derivative contract is entered into and at least quarterly thereafter, an assessment is made as to whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged items. The derivative qualifies for hedge accounting treatment if it is effective in substantially mitigating the risk it was designed to address.

It is not the Company’s intent to use financial derivatives or commodity instruments for trading or speculative purposes.

Credit risk management
Credit risk refers to the possibility that a customer or counterparty will fail to fulfill its obligations under a contract and as a result create a financial loss for the Company.

The railway industry predominantly serves financially established customers, and the Company has experienced limited financial losses with respect to credit risk. The credit worthiness of customers is assessed using credit scores supplied by a third party and through direct monitoring of their financial well-being on a continual basis. The Company establishes guidelines for customer credit limits and should thresholds in these areas be reached, appropriate precautions are taken to improve collectability.

91 / CP 2018 ANNUAL REPORT

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

FX management
The Company conducts business transactions and owns assets in both Canada and the United States. As a result, the Company is exposed to fluctuations in the value of financial commitments, assets, liabilities, income, or cash flows due to changes in FX rates. The Company may enter into FX risk management transactions primarily to manage fluctuations in the exchange rate between Canadian and U.S. currencies. FX exposure is primarily mitigated through natural offsets created by revenues, expenditures, and balance sheet positions incurred in the same currency. Where appropriate, the Company may negotiate with customers and suppliers to reduce the net exposure.

Occasionally the Company may enter into short-term FX forward contracts as part of its cash management strategy.

Net investment hedge
The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive income” in 2018 was an FX loss of $479 million, the majority of which was unrealized (2017 – unrealized gain of $319 million; 2016 – unrealized gain of $150 million) (see Note 8).

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

Forward starting swaps
As at December 31, 2018, the Company had no forward starting swaps to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes (December 31, 2017 – U.S. $500 million).

During the second quarter of 2018, the Company settled a notional amount of U.S. $500 million of forward starting swaps related to the U.S. $500 million 4.000% 10-year Notes issued in the same period. The fair value of these derivative instruments at the time of settlement was a loss of U.S. $19 million ($24 million).

During the second quarter of 2017, the Company de-designated the hedging relationship for U.S. $700 million of forward starting swaps. The Company settled a notional amount of U.S. $200 million of forward starting swaps for a cash payment of U.S. $16 million ($22 million). The Company rolled the remaining notional amount of U.S. $500 million of forward starting swaps and did not cash settle these swaps. The impact of the U.S. $200 million settlement and U.S. $500 million roll of the forward starting swaps was a charge of $13 million to "Other expense (income)" on the Company's Consolidated Statements of Income. Concurrently, the Company re-designated the forward starting swaps totalling U.S. $500 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes.

As at December 31, 2018, there were no fair value losses (December 31, 2017 – fair value loss of $55 million) derived from the forward starting swaps that were included in “Accounts payable and accrued liabilities”. The changes in fair value from the forward starting swaps for the year ended December 31, 2018 was a gain of $31 million (2017 – loss of $8 million). This was recorded in "Accumulated other comprehensive loss”, net of tax, and is being reclassified to "Net interest expense" on the Consolidated Statements of Income until the underlying hedged notes are repaid.

For the year ended December 31, 2018, a net loss of $10 million related to previous forward starting swap hedges has been amortized to “Net interest expense” (2017 – loss of $11 million). The Company expects that during the next 12 months, $9 million of net losses will be amortized to “Net interest expense”.

Treasury rate locks
At December 31, 2018, the Company had net unamortized losses related to interest rate locks, which are accounted for as cash flow hedges, settled in previous years totalling $19 million (December 31, 2017 – $20 million). This amount is composed of various unamortized gains and losses related to specific debts which

CP 2018 ANNUAL REPORT / 92

are reflected in “Accumulated other comprehensive loss” and are amortized to “Net interest expense” in the period that interest on the related debt is charged. The amortization of these gains and losses resulted in a $1 million increase to “Net interest expense” and “Other comprehensive income” in 2018 (2017 – loss of $1 million; 2016 – negligible). The Company expects that during the next 12 months, a net loss of $1 million related to these previously settled derivatives will be reclassified to “Net interest expense”.

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

19    Other long-term liabilities

(in millions of Canadian dollars)	2018	2017
Stock-based compensation liabilities, net of current portion	$81	$67
Provision for environmental remediation, net of current portion(1)	74	70
Deferred revenue on rights-of-way license agreements, net of current portion(2)	24	26
Deferred gains on sale leaseback transactions(2)	13	16
Other, net of current portion	45	52
Total other long-term liabilities	$237	$231
(1) As at December 31, 2018, the aggregate provision for environmental remediation, including the current portion was $82 million (2017 – $78 million).
(2) The deferred revenue on rights-of-way license agreements, and deferred gains on sale leaseback transactions are being amortized to income on a straight-line basis over the related lease terms.

Environmental remediation accruals
Environmental remediation accruals cover site-specific remediation programs. The estimate of the probable costs to be incurred in the remediation of properties contaminated by past railway use reflects the nature of contamination at individual sites according to typical activities and scale of operations conducted. CP has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants, considering available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities” (see Note 16). Payments are expected to be made over 10 years to 2028.

The accruals for environmental remediation represent CP’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include CP’s best estimate of all probable costs, CP’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable. Changes to costs are reflected as changes to “Other long-term liabilities” or “Accounts payable and accrued liabilities” on the Company's Consolidated Balance Sheets and to “Purchased services and other” within operating expenses on the Company's Consolidated Statements of Income. The amount charged to income in 2018 was $6 million (2017 – $5 million; 2016 – $6 million).

93 / CP 2018 ANNUAL REPORT

20    Shareholders’ equity
Authorized and issued share capital
The Company is authorized to issue an unlimited number of Common Shares, an unlimited number of First Preferred Shares and an unlimited number of Second Preferred Shares. At December 31, 2018, no First or Second Preferred Shares had been issued.

The following table summarizes information related to Common Share balances as at December 31:

(number of shares in millions)	2018	2017	2016
Share capital, January 1	144.9	146.3	153.0
CP Common Shares repurchased	(4.6)	(1.9)	(6.9)
Shares issued under stock option plan	0.2	0.5	0.2
Share capital, December 31	140.5	144.9	146.3

The change in the “Share capital” balance includes $12 million of stock-based compensation transferred from “Additional paid-in capital” (2017 – $12 million; 2016 – $5 million).

Share repurchase
On April 20, 2016, the Company announced the renewal of its normal course issuer bid ("NCIB"), commencing May 2, 2016 to May 1, 2017, to purchase up to 6.91 million of its outstanding Common Shares for cancellation. The Company completed this NCIB on September 28, 2016.

On May 10, 2017, the Company announced a new NCIB, commencing May 15, 2017, to purchase up to 4.38 million Common Shares for cancellation before May 14, 2018. The Company completed this NCIB on May 10, 2018.

On October 19, 2018, the Company announced a new NCIB, commencing October 24, 2018, to purchase up to 5.68 million Common Shares for cancellation before October 23, 2019. As at December 31, 2018, the Company had purchased 2.19 million Common Shares for $568 million under this NCIB program.

All purchases are made in accordance with the respective NCIB at prevalent market prices plus brokerage fees, or such other prices that may be permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess allocated to "Retained earnings".

The following table provides the activities under the share repurchase programs:

	2018	2017	2016
Number of Common Shares repurchased(1)	4,683,162	1,888,100	6,910,000
Weighted-average price per share(2)	$240.68	$201.53	$175.08
Amount of repurchase (in millions)(2)	$1,127	$381	$1,210
(1) Includes shares repurchased but not yet cancelled at year end.
(2) Includes brokerage fees.

21    Pensions and other benefits
The Company has both defined benefit (“DB”) and defined contribution (“DC”) pension plans. At December 31, 2018, the Canadian pension plans represent nearly all of total combined pension plan assets and nearly all of total combined pension plan obligations.

The DB plans provide for pensions based principally on years of service and compensation rates near retirement. Pensions for Canadian pensioners are partially indexed to inflation. Annual employer contributions to the DB plans, which are actuarially determined, are made on the basis of being not less than the minimum amounts required by federal pension supervisory authorities.

The Company has other benefit plans including post-retirement health and life insurance for pensioners, and post-employment long-term disability and workers’ compensation benefits, which are based on Company-specific claims. At December 31, 2018, the Canadian other benefits plans represent nearly all of total combined other plan obligations.

The Finance Committee of the Board of Directors has approved an investment policy that establishes long-term asset mix targets which take into account the Company’s expected risk tolerances. Pension plan assets are managed by a suite of independent investment managers, with the allocation by manager reflecting these asset mix targets. Most of the assets are actively managed with the objective of outperforming applicable benchmarks. In accordance with the investment policy, derivative instruments may be used by investment managers to hedge or adjust existing or anticipated exposures.

CP 2018 ANNUAL REPORT / 94

To develop the expected long-term rate of return assumption used in the calculation of net periodic benefit cost applicable to the market-related value of plan assets, the Company considers the expected composition of the plans’ assets, past experience and future estimates of long-term investment returns. Future estimates of investment returns reflect the long-term return expectation for fixed income, public equity, real estate, infrastructure, private debt and absolute return investments and the expected added value (relative to applicable benchmark indices) from active management of pension fund assets.

The Company has elected to use a market-related value of assets for the purpose of calculating net periodic benefit cost, developed from a five years average of market values for the plans’ public equity and absolute return investments (with each prior year’s market value adjusted to the current date for assumed investment income during the intervening period) plus the market value of the plans’ fixed income, real estate, infrastructure and private debt securities.

The benefit obligation is discounted using a discount rate that is a blended yield to maturity for a hypothetical portfolio of high-quality corporate debt instruments with cash flows matching projected benefit payments. The discount rate is determined by management.

Net periodic benefit cost
The elements of net periodic benefit cost for DB pension plans and other benefits recognized in the year include the following components:

	Pensions			Other benefits
(in millions of Canadian dollars)	2018	2017	2016	2018	2017	2016
Current service cost (benefits earned by employees)	$120	$103	$106	$12	$12	$11
Other components of net periodic benefit cost (recovery):
Interest cost on benefit obligation	438	451	467	19	20	21
Expected return on fund assets	(955)	(893)	(846)	—	—	—
Recognized net actuarial loss	114	153	190	2	(1)	7
Amortization of prior service costs	(2)	(5)	(7)	—	1	1
Total other components of net periodic benefit (recovery) cost	(405)	(294)	(196)	21	20	29
Net periodic benefit (recovery) cost	$(285)	$(191)	$(90)	$33	$32	$40

Projected benefit obligation, fund assets, and funded status
Information about the Company’s DB pension plans and other benefits, in aggregate, is as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Change in projected benefit obligation:
Benefit obligation at January 1	$11,679	$11,399	$518	$510
Current service cost	120	103	12	12
Interest cost	438	451	19	20
Employee contributions	47	44	1	1
Benefits paid	(640)	(648)	(33)	(35)
Foreign currency changes	20	(15)	2	(3)
Plan amendments and other	—	1	—	—
Actuarial (gain) loss	(292)	344	(18)	13
Projected benefit obligation at December 31	$11,372	$11,679	$501	$518

95 / CP 2018 ANNUAL REPORT

	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Change in fund assets:
Fair value of fund assets at January 1	$12,808	$12,196	$4	$5
Actual return on fund assets	82	1,183	—	(1)
Employer contributions	36	46	32	34
Employee contributions	47	44	1	1
Benefits paid	(640)	(648)	(33)	(35)
Foreign currency changes	16	(13)	—	—
Fair value of fund assets at December 31	$12,349	$12,808	$4	$4
Funded status - plan surplus (deficit)	$977	$1,129	$(497)	$(514)

	2018		2017
(in millions of Canadian dollars)	Pension plans in surplus	Pension plans in deficit	Pension plans in surplus	Pension plans in deficit
Projected benefit obligation at December 31	$(10,884)	$(488)	$(11,174)	$(505)
Fair value of fund assets at December 31	12,127	222	12,581	227
Funded Status	$1,243	$(266)	$1,407	$(278)

All Other benefits plans were in a deficit position at December 31, 2018 and 2017.

Pension asset and liabilities in the Company’s Consolidated Balance Sheets
Amounts recognized in the Company’s Consolidated Balance Sheets are as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Pension asset	$1,243	$1,407	$—	$—
Accounts payable and accrued liabilities	(11)	(10)	(34)	(33)
Pension and other benefit liabilities	(255)	(268)	(463)	(481)
Total amount recognized	$977	$1,129	$(497)	$(514)

The defined benefit pension plans’ accumulated benefit obligation as at December 31, 2018 was $10,981 million (2017 – $11,273 million). The accumulated benefit obligation is calculated on a basis similar to the projected benefit obligation, except no future salary increases are assumed in the projection of future benefits.

The measurement date used to determine the plan assets and the accrued benefit obligation is December 31. The most recent actuarial valuation for pension funding purposes for the Company’s main Canadian pension plan was performed as at January 1, 2018. During 2019, the Company expects to file with the pension regulator a new valuation performed as at January 1, 2019.

CP 2018 ANNUAL REPORT / 96

Accumulated other comprehensive loss
Amounts recognized in accumulated other comprehensive loss are as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2018	2017	2018	2017
Net actuarial loss:
Other than deferred investment gains	$2,233	$2,555	$61	$81
Deferred investment gains	611	(178)	—	—
Prior service cost	—	(2)	2	2
Deferred income tax	(797)	(676)	(16)	(21)
Total (Note 8)	$2,047	$1,699	$47	$62

The unamortized actuarial loss and the unamortized prior service cost included in “Accumulated other comprehensive loss” that are expected to be recognized in net periodic benefit cost during 2019 are a cost of $82 million and a recovery of $1 million, respectively, for pensions and costs of $2 million and $1 million, respectively, for other post-retirement benefits.

Actuarial assumptions
Weighted-average actuarial assumptions used were approximately:

(percentages)	2018		2017		2016
Benefit obligation at December 31:
Discount rate	4.01		3.80		4.02
Projected future salary increases	2.75		2.75		2.75
Health care cost trend rate	6.00	(1)	7.00	(2)	7.00	(2)
Benefit cost for year ended December 31:
Discount rate	3.80		4.02		4.22
Expected rate of return on fund assets (4)	7.75		7.75		7.75
Projected future salary increases	2.75		2.75		3.00
Health care cost trend rate	7.00	(2)	7.00	(2)	7.00	(3)
(1) The health care cost trend rate is assumed to be 6.00% in 2019, and then decreasing by 0.50% per year to an ultimate rate of 5.00% per year in 2021 and thereafter.
(2) The health care cost trend rate was previously assumed to be 7.00% in 2017 and 2018, and then decreasing by 0.50% per year to an ultimate rate of 5.00% per year in 2022 and thereafter.
(3) The health care cost trend rate was previously assumed to be 6.50% in 2017 (7.00% in 2016 and 2015), and then decreasing by 0.50% per year to an ultimate rate of 5.00% per year in 2020 and thereafter.
(4) The expected rate of return on fund assets that will be used to compute the 2019 net periodic benefit credit is 7.50%.

Assumed health care cost trend rates affect the amounts reported for the health care plans. A one-percentage-point increase in the assumed health care cost trend rate would increase the post-retirement benefit obligation by $5 million, and a one-percentage-point decrease in the assumed health care cost trend rate would decrease the post-retirement benefit obligation by $5 million. A one-percentage-point increase or decrease in the assumed health care cost trend rate would have no material effect on the total of service and interest costs.

Plan assets
Plan assets are recorded at fair value. The major asset categories are public equity securities, fixed income securities, real estate, infrastructure, absolute return investments and private debt. The fair values of the public equity and fixed income securities are primarily based on quoted market prices. Real estate values are based on appraisals performed by external parties, taking into account current market conditions and recent sales transactions where practical and appropriate. Infrastructure values are based on the value of each fund’s assets as calculated by the fund manager, generally using a discounted cash flow analysis that takes into account current market conditions and recent sales transactions where practical and appropriate. Private debt values are based on the value of each fund’s assets as calculated by the fund manager taking into account current market conditions and reviewed annually by external parties. Absolute return investments are a portfolio of units of externally managed hedge funds and are valued by the fund administrators.

97 / CP 2018 ANNUAL REPORT

In December 2018, the Finance Committee of the Board of Directors has approved a new Statement of Investment Policies and Procedures for the Canadian DB plan. The Company’s pension plan asset allocation, the weighted average asset allocation targets and the weighted average policy range for each major asset class at year end, were as follows:

	Asset allocation target		Policy range		Percentage of plan assets at December 31
Asset allocation (percentage)	2018	2017	2018	2017	2018	2017
Cash and cash equivalents	1.2	0.5	0 – 10	0 – 5	1.1	1.4
Fixed income	24.1	29.5	20 – 40	20 – 40	25.6	26.1
Public equity	45.1	46.0	35 – 55	35 – 55	50.2	53.3
Real estate and infrastructure	9.8	12.0	4 – 13	4 – 20	7.7	6.2
Private debt	9.8	—	4 – 13	—	1.3	—
Absolute return	10.0	12.0	4 – 13	0 – 18	14.1	13.0
Total	100.0	100.0			100.0	100.0

CP 2018 ANNUAL REPORT / 98

Summary of the assets of the Company’s DB pension plans
The following is a summary of the assets of the Company’s DB pension plans at December 31, 2018 and 2017. As of December 31, 2018 and 2017, there were no plan assets classified as Level 3 valued investments.

	Assets Measured at Fair Value		Investments measured at NAV(1)	Total Plan Assets
(in millions of Canadian dollars)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2018
Cash and cash equivalents	$127	$12	$—	$139
Fixed income
• Government bonds(2)	101	1,281	—	1,382
• Corporate bonds(2)	128	1,606	—	1,734
• Mortgages(3)	41	—	—	41
Public equities
• Canada	1,287	—	—	1,287
• U.S. and international	4,892	24	—	4,916
Real estate(4)	—	—	697	697
Infrastructure(5)	—	—	259	259
Private Debt(6)	—	—	162	162
Derivative instruments(7)	—	(7)	—	(7)
Absolute return(8)
• Funds of hedge funds	—	—	1,189	1,189
• Multi-strategy funds	—	—	286	286
• Credit funds	—	—	32	32
• Equity funds	—	—	232	232
	$6,576	$2,916	$2,857	$12,349
December 31, 2017
Cash and cash equivalents	$165	$11	$—	$176
Fixed income
• Government bonds(2)	—	2,087	—	2,087
• Corporate bonds(2)	—	1,215	—	1,215
• Mortgages(3)	—	45	—	45
Public equities
• Canada	1,467	62	—	1,529
• U.S. and international	5,254	42	—	5,296
Real estate(4)	—	—	622	622
Infrastructure(5)	—	—	176	176
Absolute return(8)
• Funds of hedge funds	—	—	681	681
• Multi-strategy funds	—	—	515	515
• Credit funds	—	—	252	252
• Equity funds	—	—	214	214
	$6,886	$3,462	$2,460	$12,808
(1) Investments measured at net asset value ("NAV"):
Amounts are comprised of certain investments measured using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

99 / CP 2018 ANNUAL REPORT

(2) Government & Corporate Bonds:
Fair values for bonds are based on market prices supplied by independent sources as of the last trading day.
(3) Mortgages:
The fair values of mortgages are based on current market yields of financial instruments of similar maturity, coupon and risk factors.
(4) Real estate:
Real estate fund values are based on the NAV of the funds that invest directly in real estate investments. The values of the investments have been estimated using the capital accounts representing the plan’s ownership interest in the funds. Of the total, $583 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2017 – $542 million). The remaining $114 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying real estate investments (2017 – $80 million). As at December 31, 2018, there are $38 million of unfunded commitments for real estate investments (December 31, 2017 – $53 million).
(5) Infrastructure:
Infrastructure fund values are based on the NAV of the funds that invest directly in infrastructure investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $130 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2017 - $nil). The remaining $129 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying infrastructure investments (2017 - $176 million). It was estimated that the investments in these funds will be liquidated over the weighted-average period of approximately one year.
(6) Private debt:
Private debt fund values are based on the NAV of the funds that invest directly in private debt investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. The funds are subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days. As at December 31, 2018, there are $608 million of unfunded commitments for private debt investments (December 31, 2017 – $nil).
(7) Derivatives:
The investment managers may utilize the following derivative instruments: equity futures to replicate equity index returns (Level 2); currency forwards to partially hedge foreign currency exposures (Level 2); bond forwards to reduce asset/liability interest rate risk exposures (Level 2); interest rate swaps to manage duration and interest rate risk (Level 2); credit default swaps to manage credit risk (Level 2); and options to manage interest rate risk and volatility (Level 2). The Company may utilize derivatives directly, but only for the purpose of hedging foreign currency exposures. As at December 31, 2018, there are currency forwards with a notional value of $1,226 million and a negative fair value of $7 million (December 31, 2017 – $nil).
(8) Absolute return:
The value of absolute return fund investments is based on the NAV reported by the fund administrators. The funds have different redemption policies and periods. The funds have different redemption policies with redemption notice periods varying from 60 to 95 days and frequencies ranging from monthly to triennially.

Portion of the assets of the Company’s DB pension plans measured at fair value using unobservable inputs (Level 3)
During 2017 the portion of the assets of the Company’s DB pension plans measured at fair value using unobservable inputs (Level 3) changed as follows:

(in millions of Canadian dollars)	Real Estate
As at January 1, 2017	$437
Disbursements	(43)
Net realized gains	7
Decrease in net unrealized gains	(7)
Net transfers (out of) Level 3	(394)
As at December 31, 2017	$—

Additional plan assets information
The Company's primary investment objective for pension plan assets is to achieve a long–term return, net of all fees and expenses, that is sufficient for the plan's assets to satisfy the current and future obligations to plan beneficiaries, while minimizing the financial impact on the Company. In identifying the asset allocation ranges, consideration was given to the long-term nature of the underlying plan liabilities, the solvency and going-concern financial position of the plan, long-term return expectations and the risks associated with key asset classes as well as the relationships of returns on key asset classes with each other, inflation and interest rates. When advantageous and with due consideration, derivative instruments may be utilized by investment managers, provided the total value of the underlying assets represented by financial derivatives, excluding currency forwards and derivatives held by absolute return funds, is limited to 30% of the market value of the fund.

When investing in foreign securities, the plans are exposed to foreign currency risk; the effect of which is included in the valuation of the foreign securities. At December 31, 2018, the plans were 33% exposed to the U.S. dollar net of currency forwards (43% excluding the currency forwards), 4% exposed to the Euro, and 13% exposed to various other currencies.

At December 31, 2018, fund assets consisted primarily of listed stocks and bonds, including 86,084 of the Common Shares (2017 – 107,330) at a market value of $21 million (2017 – $25 million) and Unsecured Notes issued by the Company at a par value of $1 million (2017 – $1 million) and a market value of $1 million (2017 – $1 million).

CP 2018 ANNUAL REPORT / 100

Estimated future benefit payments
The estimated future defined benefit pension and other benefit payments to be paid by the plans for each of the next five years and the subsequent five-year period are as follows:

(in millions of Canadian dollars)	Pensions	Other benefits
2019	$624	$34
2020	628	32
2021	632	31
2022	636	30
2023	640	30
2024 – 2028	3,246	144

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

The DC plans provide a pension based on total employee, where appropriate, and employer contributions plus investment income earned on those contributions.

In 2018, the net cost of the DC plans, which generally equals the employer’s required contribution, was $10 million (2017 – $9 million; 2016 – $9 million).

Contributions to multi-employer plans
Some of the Company’s unionized employees in the U.S. are members of a U.S. national multi-employer benefit plan. Contributions made by the Company to this plan in 2018 in respect of post-retirement medical benefits were $3 million (2017 – $5 million; 2016 – $4 million).

22    Stock-based compensation
At December 31, 2018, the Company had several stock-based compensation plans, including a stock option plan, various cash settled liability plans and an employee share purchase plan. These plans resulted in an expense in 2018 of $75 million (2017 – $35 million; 2016 – $51 million).

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

101 / CP 2018 ANNUAL REPORT

A. Stock option plan
The following table summarizes the Company’s stock option plan as at December 31, 2018:

	Options outstanding		Non-vested options
	Number of options	Weighted average exercise price	Number of options	Weighted average grant date fair value
Outstanding, January 1, 2018	1,479,275	$150.64	682,927	$45.46
Granted	282,125	$248.54	282,125	$55.63
Exercised	(200,552)	$118.86	N/A	N/A
Vested	N/A	N/A	(226,623)	$46.94
Forfeited	(26,650)	$211.80	(24,327)	$47.65
Expired	(600)	$71.69	N/A	N/A
Outstanding, December 31, 2018	1,533,598	$176.02	714,102	$48.94
Vested or expected to vest at December 31, 2018(1)	1,500,135	$174.77	N/A	N/A
Exercisable, December 31, 2018	819,496	$140.54	N/A	N/A
(1) As at December 31, 2018, the weighted average remaining term of vested or expected to vest options was 7.0 years with an aggregate intrinsic value of $104 million.

The following table provides the number of stock options outstanding and exercisable as at December 31, 2018 by range of exercise price and their related intrinsic aggregate value, and for options outstanding, the weighted-average years to expiration. The table also provides the aggregate intrinsic value for in-the-money stock options, which represents the amount that would have been received by option holders had they exercised their options on December 31, 2018 at the Company’s closing stock price of $242.24.

	Options outstanding				Options exercisable
Range of exercise prices	Number of options	Weighted average years to expiration	Weighted average exercise price	Aggregate intrinsic value (millions)	Number of options	Weighted average exercise price	Aggregate intrinsic value (millions)
$36.29 – $122.76	410,049	3.3	$93.51	$61	410,049	$93.51	$61
$122.77 – $200.75	339,686	6.1	$164.47	$26	232,206	$164.49	$18
$200.76 – $217.68	388,527	5.1	$205.80	$14	88,013	$207.63	$3
$217.69 – $272.92	395,336	6.2	$242.25	$3	89,228	$228.12	$1
Total(1)	1,533,598	5.2	$176.02	$104	819,496	$140.54	$83
(1) As at December 31, 2018, the total number of in-the-money stock options outstanding was 1,342,215 with a weighted-average exercise price of $164.62. The weighted-average years to expiration of exercisable stock options is 4.5 years.

Pursuant to the employee plan, options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years. Certain stock options granted in 2018 vest upon the achievement of specific performance criteria. Under the fair value method, the fair value of options at the grant date was approximately $16 million for options issued in 2018 (2017 – $17 million; 2016 – $16 million). The weighted average fair value assumptions were approximately:

	2018	2017	2016
Expected option life (years)(1)	5.00	5.48	5.25
Risk-free interest rate(2)	2.22%	1.85%	1.21%
Expected stock price volatility(3)	25%	27%	27%
Expected annual dividends per share(4)	$2.3854	$2.0010	$1.4000
Estimated forfeiture rate(5)	4.7%	2.8%	2.0%
Weighted average grant date fair value of options granted during the year	$55.63	$45.78	$39.01
(1) Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour were used to estimate the expected life of the option.
(2) Based on the implied yield available on zero-coupon government issues with an equivalent remaining term at the time of the grant.

CP 2018 ANNUAL REPORT / 102

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
(5) The Company estimates forfeitures based on past experience. The rate is monitored on a periodic basis.

In 2018, the expense for stock options (regular and performance) was $10 million (2017 – $3 million; 2016 – $14 million). At December 31, 2018, there was $15 million of total unrecognized compensation related to stock options which is expected to be recognized over a weighted-average period of approximately 1.6 years.

The total fair value of shares vested for the stock option plan during 2018 was $11 million (2017 – $14 million; 2016 – $15 million).

The following table provides information related to all options exercised in the stock option plan during the years ended December 31:

(in millions of Canadian dollars)	2018	2017	2016
Total intrinsic value	$17	$36	$30
Cash received by the Company upon exercise of options	$24	$45	$21

B. Other share-based plans
Performance share units plan
During 2018, the Company issued 162,255 PSUs with a grant date fair value of approximately $40 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Common Shares. PSUs vest and are settled in cash or in CP Common Shares, approximately 3 years after the grant date, contingent upon CP’s performance (performance factor). The fair value of PSUs is measured periodically until settlement, using a lattice-based valuation model or a Monte Carlo simulation model.

The performance period for 125,280 PSUs issued in 2018 was January 1, 2018 to December 31, 2020, and the performance factors for these PSUs are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX Capped Industrial Index, and TSR compared to S&P 1500 Road and Rail Index. The performance factors for the remaining 36,975 PSUs are annual revenue for the fiscal year 2020, diluted EPS for the fiscal year 2020, and share price appreciation.

The performance period for PSUs issued in 2017 is January 1, 2017 to December 31, 2019, and the performance factors for these PSUs are ROIC, TSR compared to the S&P/TSX Capped Industrial index, and TSR compared to S&P 1500 Road and Rail index.

The performance period for PSUs issued in 2016 is January 1, 2016 to December 31, 2018, and the performance factors for these PSUs are Operating Ratio, ROIC, TSR compared to the S&P/TSX60 index, and TSR compared to Class I railways. The resulting estimated payout was 177% on 117,095 total outstanding awards representing a total fair value of $54 million at December 31, 2018, calculated using the Company's average share price using the last 30 trading days preceding December 31, 2018.

The performance period for PSUs issued in 2015 was January 1, 2015 to December 31, 2017. The performance factors for these PSUs were Operating Ratio, ROIC, TSR compared to the S&P/TSX60 index, and TSR compared to Class I railways. The resulting payout was 160% of the outstanding units multiplied by the Company's average share price that was calculated using the last 30 trading days preceding December 31, 2017. In the first quarter of 2018, payouts occurred on the total outstanding awards, including dividends reinvested, totaling $30 million on 82,800 outstanding awards.

The following table summarizes information related to the Company’s PSUs as at December 31:

	2018	2017
Outstanding, January 1	334,028	373,593
Granted	162,255	134,991
Units, in lieu of dividends	3,643	3,571
Settled	(66,243)	(133,728)
Forfeited	(38,635)	(44,399)
Outstanding, December 31	395,048	334,028

In 2018, the expense for PSUs was $54 million (2017 – $30 million; 2016 – $29 million). At December 31, 2018, there was $29 million of total unrecognized compensation related to PSUs which is expected to be recognized over a weighted-average period of approximately 1.6 years.

103 / CP 2018 ANNUAL REPORT

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

An expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

The following table summarizes information related to the DSUs as at December 31:

	2018	2017
Outstanding, January 1	156,547	234,036
Granted	16,481	23,932
Units, in lieu of dividends	1,551	1,969
Settled	(20,072)	(33,682)
Forfeited	(1,747)	(69,708)
Outstanding, December 31	152,760	156,547

During 2018, the Company granted 16,481 DSUs with a grant date fair value of approximately $4 million. In 2018, the expense for DSUs was $4 million (2017 – $3 million recovery; 2016 – $2 million expense). At December 31, 2018, there was $0.6 million of total unrecognized compensation related to DSUs which is expected to be recognized over a weighted-average period of approximately 1.0 years.

Summary of share-based liabilities paid
The following table summarizes the total share-based liabilities paid for each of the years ended December 31:

(in millions of Canadian dollars)	2018	2017	2016
Plan
PSUs	$30	$31	$31
DSUs	6	6	17
Other	1	2	—
Total	$37	$39	$48

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

The total number of shares purchased in 2018 on behalf of participants, including the Company's contributions, was 118,865 (2017 – 130,041; 2016 – 140,560). In 2018, the Company’s contributions totalled $6 million (2017 – $5 million; 2016 – $5 million) and the related expense was $5 million (2017 – $4 million; 2016 – $5 million).

23    Variable interest entities
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

CP 2018 ANNUAL REPORT / 104

The financial exposure to the Company as a result of its involvement with the variable interest entities is equal to the fixed lease payments due to the trusts. In 2018, lease payments after tax were $16 million. Future minimum lease payments, before tax, of $169 million will be payable over the next 12 years.

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

24    Commitments and contingencies
In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at December 31, 2018 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's financial position or results of operations in a particular quarter or fiscal year.

Commitments
At December 31, 2018, the Company had committed to total future capital expenditures amounting to $586 million and operating expenditures relating to supplier purchase obligations, such as locomotive maintenance and overhaul agreements, as well as agreements to purchase other goods and services amounting to approximately $1.2 billion for the years 2019–2032, of which CP estimates approximately $951 million will be incurred in the next five years.

As at December 31, 2018, the Company’s commitments under operating leases were estimated at $485 million in aggregate, with minimum annual payments in each of the next five years and thereafter as follows:

(in millions of Canadian dollars)	Operating leases
2019	$90
2020	71
2021	55
2022	50
2023	49
Thereafter	170
Total minimum lease payments	$485

Minimal rental expense for operating leases for the year ended December 31, 2018 was $97 million (2017 – $104 million; 2016 – $111 million).

Legal proceedings related to Lac-Mégantic rail accident
On July 6, 2013, a train carrying petroleum crude oil operated by Montreal Maine and Atlantic Railway (“MMAR”) or a subsidiary, Montreal Maine & Atlantic Canada Co. (“MMAC” and collectively the “MMA Group”), derailed in Lac-Mégantic, Québec. The derailment occurred on a section of railway owned and operated by the MMA Group. The previous day, CP had interchanged the train to the MMA Group, and after the interchange, the MMA Group exclusively controlled the train.

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

A number of legal proceedings, set out below, were commenced after the derailment in Canada and/or in the U.S. against CP and others:

(1)
Québec's Minister of Sustainable Development, Environment, Wildlife and Parks (the "Minister") ordered various parties, including CP, to clean up the derailment site (the “Cleanup Order”). CP appealed the Cleanup Order to the Administrative Tribunal of Québec (the “TAQ”). The Minister subsequently served a Notice of Claim seeking $95 million for compensation spent on cleanup. CP filed a contestation of the Notice of Claim with the TAQ (the “TAQ Proceeding”). CP and the Minister agreed to stay the TAQ Proceedings pending the outcome of the Province of Québec's action, described in the following paragraph.

(2)
Québec’s Attorney General sued CP in the Québec Superior Court initially claiming $409 million in damages, which claim was amended and reduced to $315 million (the “Province’s Action”). The Province’s Action alleges that CP exercised custody or control over the petroleum crude oil until its delivery to

105 / CP 2018 ANNUAL REPORT

Irving Oil and, further, that CP was negligent in its custody and control of the petroleum crude oil and is therefore jointly and severally liable with third parties responsible for the derailment and vicariously liable for the acts and omissions of MMAC.

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

(4)
Eight subrogated insurers sued CP in the Québec Superior Court initially claiming approximately $16 million in damages, which claim was amended and reduced to $14 million (the “Promutuel Action”). Two additional subrogated insurers sued CP in the Québec Superior Court claiming approximately $3 million in damages (the “Royal Action”). Both Actions contain essentially the same allegations as the Province’s Action. The lawsuits do not identify the parties to which the insurers are subrogated, and therefore the extent to which these claims overlap with the proof of claims process under the Plans is difficult to determine at this stage. The Royal Action has been stayed pending the determination of the consolidated proceedings described below.

The Province’s Action, the Class Action and the Promutuel Action have been consolidated and will proceed together through the litigation process in the Québec Superior Court. While each Action will remain a separate legal proceeding, there will be a trial to determine liability issues commencing mid-September 2020, and subsequently, if necessary, a trial to determine damages issues.

(5)
Forty-eight plaintiffs (all individual claims joined in one action) sued CP, MMAC and Harding in the Québec Superior Court claiming approximately $5 million in damages for economic loss and pain and suffering. These plaintiffs assert essentially the same allegations as those contained in the Class Action and the Province’s Action against CP. The plaintiffs assert they have opted-out of the Class Action. All but two of the plaintiffs were plaintiffs in litigation against CP, described below, that originated in the U.S. who either withdrew their claims or had their case dismissed in the U.S.

(6)
An adversary proceeding commenced against CP in November 2014 in the Maine Bankruptcy Court by the MMAR U.S. estate representative (“Estate Representative”) accuses CP of failing to abide by certain regulations (the “Adversary Proceeding”). The Estate Representative alleges that CP knew or ought to have known that the shipper had misclassified the petroleum crude oil and therefore should have refused to transport it. The Estate Representative seeks damages for MMAR’s business value (as yet unquantified) allegedly destroyed by the derailment.

(7)
A class action and mass tort action on behalf of Lac-Mégantic residents and wrongful death representatives commenced in Texas in June 2015 and wrongful death and personal injury actions commenced in Illinois and Maine in June 2015 against CP were all removed and subsequently transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and mis-packaged the petroleum crude oil being shipped. On CP’s motion, the Maine Actions were dismissed by the Court on several grounds. The plaintiffs are appealing the dismissal decision.

(8)
The Trustee (“WD Trustee”) for the wrongful death trust (“WD Trust”), as defined and established by the Estate Representative under the Plans, asserts Carmack Amendment claims against CP in North Dakota federal court (the “Carmack Claims”). The WD Trustee seeks to recover approximately $6 million for damaged rail cars and lost crude and recover the settlement amounts the consignor and the consignee paid to the bankruptcy estates, alleged to be $110 million and $60 million, respectively. On CP’s motion, the District Court in North Dakota dismissed the Carmack Claims on timeliness grounds, but the Eighth Circuit Court of Appeals ("8CCA") reversed that decision. CP sought reconsideration by the 8CCA. That appeal was dismissed. CP will be seeking judicial review of this decision with the Supreme Court in February 2019. Failing this judicial review, CP will seek dismissal of the Carmack Claims on various other grounds.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, CP denies liability and is vigorously defending the above noted proceedings.

25    Guarantees
In the normal course of operating the railway, the Company enters into contractual arrangements that involve providing certain guarantees, which extend over the term of the contracts. These guarantees include, but are not limited to:

•	residual value guarantees on operating lease commitments of $2 million at December 31, 2018;

•
guarantees to pay other parties in the event of the occurrence of specified events, including damage to equipment, in relation to assets used in the operation of the railway through operating leases, rental agreements, easements, trackage, and interline agreements; and

•	indemnifications of certain tax-related payments incurred by lessors and lenders.

The maximum amount that could be payable under these guarantees, excluding residual value guarantees, cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under guarantees to other parties in the event of the occurrence of specified events could be recoverable from other parties or through insurance. The Company has accrued for all guarantees that it expects to pay. At December 31, 2018, these accruals amounted to $10 million (2017 – $9 million), and are recorded in “Accounts payable and accrued liabilities".

CP 2018 ANNUAL REPORT / 106

Indemnifications
Pursuant to a trust and custodial services agreement with the trustee of the Canadian Pacific Railway Company Pension Plan, the Company has undertaken to indemnify and save harmless the trustee, to the extent not paid by the fund, from any and all taxes, claims, liabilities, damages, costs, and expenses arising out of the performance of the trustee’s obligations under the agreement, except as a result of misconduct by the trustee. The indemnity includes liabilities, costs, or expenses relating to any legal reporting or notification obligations of the trustee with respect to the defined benefit and defined contribution options of the pension plans, or otherwise with respect to the assets of the pension plans that are not part of the fund. The indemnity survives the termination or expiry of the agreement with respect to claims and liabilities arising prior to the termination or expiry. At December 31, 2018, the Company had not recorded a liability associated with this indemnification, as it does not expect to make any payments pertaining to it.

26    Segmented and geographic information
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

In the years ended December 31, 2018, 2017, and 2016, no one customer comprised more than 10% of total revenues and accounts receivable.

Geographic information

(in millions of Canadian dollars)	Canada	United States	Total
2018
Revenues	$5,232	$2,084	$7,316
Long-term assets excluding financial instruments and pension assets	$12,133	$6,759	$18,892
2017
Revenues(1)	$4,667	$1,887	$6,554
Long-term assets excluding financial instruments and pension assets	$11,505	$5,947	$17,452
2016
Revenues(1)	$4,473	$1,759	$6,232
Long-term assets excluding financial instruments and pension assets	$11,000	$6,121	$17,121

(1) Prior years amounts have not been adjusted under the modified retrospective method (Note 2).

27 Selected quarterly data (unaudited)

For the quarter ended	2018				2017
(in millions of Canadian dollars, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$2,006	$1,898	$1,750	$1,662	$1,713	$1,595	$1,643	$1,603
Operating income(1)	874	790	627	540	682	622	611	604
Net income	545	622	436	348	984	510	480	431
Basic earnings per share(2)	$3.84	$4.36	$3.05	$2.41	$6.79	$3.50	$3.28	$2.94
Diluted earnings per share(2)	3.83	4.35	3.04	2.41	6.77	3.50	3.27	2.93
(1) Comparative period figures have been restated for the retrospective adoption of ASU 2017-07, discussed further in this Item 8. Financial Statements and Supplementary Data, Note 2 Accounting changes.
(2) Earnings per share for the four quarters combined may not equal earnings per share for the year due to rounding.

107 / CP 2018 ANNUAL REPORT

28 Condensed consolidating financial information
Canadian Pacific Railway Company, a 100%-owned subsidiary of CPRL, is the issuer of certain debt securities, which are fully and unconditionally guaranteed by CPRL. The following tables present condensed consolidating financial information (“CCFI”) in accordance with Rule 3-10(c) of Regulation S-X.

Investments in subsidiaries are accounted for under the equity method when presenting the CCFI.

The tables include all adjustments necessary to reconcile the CCFI on a consolidated basis to CPRL’s Consolidated Financial Statements for the years presented.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$5,098	$2,054	$—	$7,152
Non-freight	—	120	361	(317)	164
Total revenues	—	5,218	2,415	(317)	7,316
Operating expenses
Compensation and benefits	—	996	466	6	1,468
Fuel	—	716	202	—	918
Materials	—	139	49	13	201
Equipment rents	—	137	(7)	—	130
Depreciation and amortization	—	424	272	—	696
Purchased services and other	—	886	522	(336)	1,072
Total operating expenses	—	3,298	1,504	(317)	4,485
Operating income	—	1,920	911	—	2,831
Less:
Other expense (income)	19	193	(38)	—	174
Other components of net periodic benefit (recovery) cost	—	(386)	2	—	(384)
Net interest expense (income)	3	478	(28)	—	453
(Loss) income before income tax (recovery) expense and equity in net earnings of subsidiaries	(22)	1,635	975	—	2,588
Less: Income tax (recovery) expense	(4)	469	172	—	637
Add: Equity in net earnings of subsidiaries	1,969	803	—	(2,772)	—
Net income	$1,951	$1,969	$803	$(2,772)	$1,951

CP 2018 ANNUAL REPORT / 108

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$4,516	$1,859	$—	$6,375
Non-freight	—	140	372	(333)	179
Total revenues	—	4,656	2,231	(333)	6,554
Operating expenses
Compensation and benefits	—	879	423	7	1,309
Fuel	—	522	155	—	677
Materials	—	134	41	15	190
Equipment rents	—	143	(1)	—	142
Depreciation and amortization	—	400	261	—	661
Purchased services and other	—	826	585	(355)	1,056
Total operating expenses	—	2,904	1,464	(333)	4,035
Operating income	—	1,752	767	—	2,519
Less:
Other (income) expense	(33)	(149)	4	—	(178)
Other components of net periodic benefit (recovery) cost	—	(278)	4	—	(274)
Net interest (income) expense	(12)	517	(32)	—	473
Income before income tax expense (recovery) and equity in net earnings of subsidiaries	45	1,662	791	—	2,498
Less: Income tax expense (recovery)	7	475	(389)	—	93
Add: Equity in net earnings of subsidiaries	2,367	1,180	—	(3,547)	—
Net income	$2,405	$2,367	$1,180	$(3,547)	$2,405

Certain of these figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).

109 / CP 2018 ANNUAL REPORT

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$4,332	$1,728	$—	$6,060
Non-freight	—	134	386	(348)	172
Total revenues	—	4,466	2,114	(348)	6,232
Operating expenses
Compensation and benefits	—	923	427	6	1,356
Fuel	—	458	109	—	567
Materials	—	130	32	18	180
Equipment rents	—	204	(31)	—	173
Depreciation and amortization	—	422	218	—	640
Purchased services and other	—	673	604	(372)	905
Total operating expenses	—	2,810	1,359	(348)	3,821
Operating income	—	1,656	755	—	2,411
Less:
Other (income) expense	(40)	(34)	29	—	(45)
Other components of net periodic benefit (recovery) cost	—	(174)	7	—	(167)
Net interest expense (income)	1	493	(23)	—	471
Income before income tax expense and equity in net earnings of subsidiaries	39	1,371	742	—	2,152
Less: Income tax expense	6	337	210	—	553
Add: Equity in net earnings of subsidiaries	1,566	532	—	(2,098)	—
Net income	$1,599	$1,566	$532	$(2,098)	$1,599

Certain of these figures have been reclassified in order to be consistent with the 2018 presentation (Note 2).

CP 2018 ANNUAL REPORT / 110

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,951	$1,969	$803	$(2,772)	$1,951
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(479)	419	—	(60)
Change in derivatives designated as cash flow hedges	—	38	—	—	38
Change in pension and post-retirement defined benefit plans	—	(455)	6	—	(449)
Other comprehensive income (loss) before income taxes	—	(896)	425	—	(471)
Income tax recovery (expense) on above items	—	171	(2)	—	169
Equity accounted investments	(302)	423	—	(121)	—
Other comprehensive (loss) income	(302)	(302)	423	(121)	(302)
Comprehensive income	$1,649	$1,667	$1,226	$(2,893)	$1,649

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$2,405	$2,367	$1,180	$(3,547)	$2,405
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	318	(294)	—	24
Change in derivatives designated as cash flow hedges	—	19	—	—	19
Change in pension and post-retirement defined benefit plans	—	82	(2)	—	80
Other comprehensive income (loss) before income taxes	—	419	(296)	—	123
Income tax (expense) recovery on above items	—	(66)	1	—	(65)
Equity accounted investments	58	(295)	—	237	—
Other comprehensive income (loss)	58	58	(295)	237	58
Comprehensive income	$2,463	$2,425	$885	$(3,310)	$2,463

111 / CP 2018 ANNUAL REPORT

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,599	$1,566	$532	$(2,098)	$1,599
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	149	(131)	—	18
Change in derivatives designated as cash flow hedges	—	(2)	—	—	(2)
Change in pension and post-retirement defined benefit plans	—	(443)	9	—	(434)
Other comprehensive income (loss) before income taxes	—	(296)	(122)	—	(418)
Income tax recovery (expense) on above items	—	99	(3)	—	96
Equity accounted investments	(322)	(125)	—	447	—
Other comprehensive loss	(322)	(322)	(125)	447	(322)
Comprehensive income	$1,277	$1,244	$407	$(1,651)	$1,277

CP 2018 ANNUAL REPORT / 112

CONDENSED CONSOLIDATING BALANCE SHEETS
AS AT DECEMBER 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$42	$19	$—	$61
Accounts receivable, net	—	629	186	—	815
Accounts receivable, intercompany	125	167	224	(516)	—
Short-term advances to affiliates	—	1,602	4,651	(6,253)	—
Materials and supplies	—	136	37	—	173
Other current assets	—	39	29	—	68
	125	2,615	5,146	(6,769)	1,117
Long-term advances to affiliates	1,090	5	93	(1,188)	—
Investments	—	24	179	—	203
Investments in subsidiaries	11,443	12,003	—	(23,446)	—
Properties	—	9,579	8,839	—	18,418
Goodwill and intangible assets	—	—	202	—	202
Pension asset	—	1,243	—	—	1,243
Other assets	—	57	14	—	71
Deferred income taxes	6	—	—	(6)	—
Total assets	$12,664	$25,526	$14,473	$(31,409)	$21,254
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$115	$1,017	$317	$—	$1,449
Accounts payable, intercompany	4	344	168	(516)	—
Short-term advances from affiliates	5,909	341	3	(6,253)	—
Long-term debt maturing within one year	—	506	—	—	506
	6,028	2,208	488	(6,769)	1,955
Pension and other benefit liabilities	—	639	79	—	718
Long-term advances from affiliates	—	1,182	6	(1,188)	—
Other long-term liabilities	—	120	117	—	237
Long-term debt	—	8,135	55	—	8,190
Deferred income taxes	—	1,799	1,725	(6)	3,518
Total liabilities	6,028	14,083	2,470	(7,963)	14,618
Shareholders’ equity
Share capital	2,002	538	5,946	(6,484)	2,002
Additional paid-in capital	42	1,656	92	(1,748)	42
Accumulated other comprehensive (loss) income	(2,043)	(2,043)	839	1,204	(2,043)
Retained earnings	6,635	11,292	5,126	(16,418)	6,635
	6,636	11,443	12,003	(23,446)	6,636
Total liabilities and shareholders’ equity	$12,664	$25,526	$14,473	$(31,409)	$21,254

113 / CP 2018 ANNUAL REPORT

CONDENSED CONSOLIDATING BALANCE SHEETS
AS AT DECEMBER 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$241	$97	$—	$338
Accounts receivable, net	—	508	179	—	687
Accounts receivable, intercompany	97	153	215	(465)	—
Short-term advances to affiliates	500	1,004	4,996	(6,500)	—
Materials and supplies	—	120	32	—	152
Other current assets	—	31	66	—	97
	597	2,057	5,585	(6,965)	1,274
Long-term advances to affiliates	590	—	410	(1,000)	—
Investments	—	27	155	—	182
Investments in subsidiaries	10,623	12,122	—	(22,745)	—
Properties	—	8,982	8,034	—	17,016
Goodwill and intangible assets	—	—	187	—	187
Pension asset	—	1,407	—	—	1,407
Other assets	—	56	13	—	69
Deferred income taxes	3	—	—	(3)	—
Total assets	$11,813	$24,651	$14,384	$(30,713)	$20,135
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$82	$844	$312	$—	$1,238
Accounts payable, intercompany	3	309	153	(465)	—
Short-term advances from affiliates	5,291	1,185	24	(6,500)	—
Long-term debt maturing within one year	—	746	—	—	746
	5,376	3,084	489	(6,965)	1,984
Pension and other benefit liabilities	—	672	77	—	749
Long-term advances from affiliates	—	1,000	—	(1,000)	—
Other long-term liabilities	—	108	123	—	231
Long-term debt	—	7,362	51	—	7,413
Deferred income taxes	—	1,802	1,522	(3)	3,321
Total liabilities	5,376	14,028	2,262	(7,968)	13,698
Shareholders’ equity
Share capital	2,032	1,037	6,730	(7,767)	2,032
Additional paid-in capital	43	1,643	259	(1,902)	43
Accumulated other comprehensive (loss) income	(1,741)	(1,742)	417	1,325	(1,741)
Retained earnings	6,103	9,685	4,716	(14,401)	6,103
	6,437	10,623	12,122	(22,745)	6,437
Total liabilities and shareholders’ equity	$11,813	$24,651	$14,384	$(30,713)	$20,135

CP 2018 ANNUAL REPORT / 114

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$316	$1,968	$1,128	$(700)	$2,712
Investing activities
Additions to properties	—	(971)	(580)	—	(1,551)
Proceeds from sale of properties and other assets	—	35	43	—	78
Advances to affiliates	—	(611)	(209)	820	—
Repayment of advances to affiliates	—	—	866	(866)	—
Repurchase of share capital from affiliates	500	964	—	(1,464)	—
Other	—	18	(3)	—	15
Cash provided by (used in) investing activities	500	(565)	117	(1,510)	(1,458)
Financing activities
Dividends paid	(348)	(348)	(352)	700	(348)
Return of share capital to affiliates	—	(500)	(964)	1,464	—
Issuance of CP Common Shares	24	—	—	—	24
Purchase of CP Common Shares	(1,103)	—	—	—	(1,103)
Issuance of long-term debt, excluding commercial paper	—	638	—	—	638
Repayment of long-term debt, excluding commercial paper	—	(753)	—	—	(753)
Advances from affiliates	820	—	—	(820)	—
Repayment of advances from affiliates	(209)	(657)	—	866	—
Cash used in financing activities	(816)	(1,620)	(1,316)	2,210	(1,542)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	18	(7)	—	11
Cash position
Decrease in cash and cash equivalents	—	(199)	(78)	—	(277)
Cash and cash equivalents at beginning of year	—	241	97	—	338
Cash and cash equivalents at end of year	$—	$42	$19	$—	$61

115 / CP 2018 ANNUAL REPORT

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$338	$1,334	$989	$(479)	$2,182
Investing activities
Additions to properties	—	(950)	(390)	—	(1,340)
Proceeds from sale of properties and other assets	—	29	13	—	42
Advances to affiliates	(590)	(550)	(1,528)	2,668	—
Repayment of advances to affiliates	—	242	243	(485)	—
Capital contributions to affiliates	—	(1,039)	—	1,039	—
Repurchase of share capital from affiliates	—	156	—	(156)	—
Other	—	5	(2)	—	3
Cash used in investing activities	(590)	(2,107)	(1,664)	3,066	(1,295)
Financing activities
Dividends paid	(310)	(310)	(169)	479	(310)
Issuance of share capital	—	—	1,039	(1,039)	—
Return of share capital to affiliates	—	—	(156)	156	—
Issuance of CP Common Shares	45	—	—	—	45
Purchase of CP Common Shares	(381)	—	—	—	(381)
Repayment of long-term debt, excluding commercial paper	—	(32)	—	—	(32)
Advances from affiliates	1,383	1,285	—	(2,668)	—
Repayment of advances from affiliates	(485)	—	—	485	—
Settlement of forward starting swaps	—	(22)	—	—	(22)
Cash provided by (used in) financing activities	252	921	714	(2,587)	(700)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(7)	(6)	—	(13)
Cash position
Increase in cash and cash equivalents	—	141	33	—	174
Cash and cash equivalents at beginning of year	—	100	64	—	164
Cash and cash equivalents at end of year	$—	$241	$97	$—	$338

CP 2018 ANNUAL REPORT / 116

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$255	$1,424	$879	$(469)	$2,089
Investing activities
Additions to properties	—	(728)	(454)	—	(1,182)
Proceeds from sale of properties and other assets	—	102	14	—	116
Advances to affiliates	—	(664)	(539)	1,203	—
Repayment of advances to affiliates	—	222	—	(222)	—
Capital contributions to affiliates	—	(472)	—	472	—
Repurchase of share capital from affiliates	—	8	—	(8)	—
Other	—	—	(3)	—	(3)
Cash used in investing activities	—	(1,532)	(982)	1,445	(1,069)
Financing activities
Dividends paid	(255)	(255)	(214)	469	(255)
Issuance of share capital	—	—	472	(472)	—
Return of share capital to affiliates	—	—	(8)	8	—
Issuance of CP Common Shares	21	—	—	—	21
Purchase of CP Common Shares	(1,210)	—	—	—	(1,210)
Repayment of long-term debt, excluding commercial paper	—	(24)	(14)	—	(38)
Net repayment of commercial paper	—	(8)	—	—	(8)
Advances from affiliates	1,189	—	14	(1,203)	—
Repayment of advances from affiliates	—	—	(222)	222	—
Other	—	(3)	—	—	(3)
Cash (used in) provided by financing activities	(255)	(290)	28	(976)	(1,493)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(4)	(9)	—	(13)
Cash position
Decrease in cash and cash equivalents	—	(402)	(84)	—	(486)
Cash and cash equivalents at beginning of year	—	502	148	—	650
Cash and cash equivalents at end of year	$—	$100	$64	$—	$164

117 / CP 2018 ANNUAL REPORT

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, an evaluation was carried out under the supervision of and with the participation of CP's management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in reports that they file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte LLP, the Company's independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2018, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CP 2018 ANNUAL REPORT / 118

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Railway Limited

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Canadian Pacific Railway Limited and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 15, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for the presentation of current period service costs due to the adoption of the Accounting Standards Update No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

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

/s/ Deloitte LLP

Chartered Professional Accountants
Calgary, Canada
February 15, 2019

119 / CP 2018 ANNUAL REPORT

ITEM 9B. OTHER INFORMATION

None.

CP 2018 ANNUAL REPORT / 120

PART III

121 / CP 2018 ANNUAL REPORT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Registrant
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2018. This information will also be contained in the management proxy information that we prepare in accordance with Canadian corporate and securities law requirements.

Executive Officers of Registrant
The information regarding executive officers is included in Part I of this report under Executive Officers of the Registrant, following Item 4. Mine Safety Disclosures.

Compliance with Section 16(a) of the Exchange Act
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2018.

Code of Ethics for Chief Executive Officer and Senior Financial Officers
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2018. This information will also be contained in the management proxy information that we prepare in accordance with Canadian corporate and securities law requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2018. This information will also be contained in the management proxy information that we prepare in accordance with Canadian corporate and securities law requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2018. This information will also be contained in the management proxy information that we prepare in accordance with Canadian corporate and securities law requirements.

CP 2018 ANNUAL REPORT / 122

PART IV

123 / CP 2018 ANNUAL REPORT

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a)	Financial Statements

The financial statements filed as part of this filing are listed on the Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(b)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(in millions of Canadian dollars)	Beginning balance at January 1	Additions charged to expenses	Payments and other reductions	Impact of FX	Ending balance at December 31
Accruals for personal injury, damage and other claims provision(1)
2016	$133	$67	$(71)	$1	$130
2017	$130	$66	$(77)	$(1)	$118
2018	$118	$93	$(60)	$1	$152
Environmental liabilities
2016	$93	$6	$(12)	$(2)	$85
2017	$85	$5	$(8)	$(4)	$78
2018	$78	$6	$(7)	$5	$82
(1) Includes WCB, FELA, occupational, damage and other claims.

(c)	Exhibits

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

CP 2018 ANNUAL REPORT / 124

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

125 / CP 2018 ANNUAL REPORT

4.23
Guarantee of Canadian Pacific Railway Company’s Perpetual 4% Consolidated Debenture Stock dated as of December 18, 2015, between Canadian Pacific Railway Limited and Canadian Pacific Railway Company (incorporated by reference to Exhibit 4.23 to Canadian Pacific Railway Limited’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.24
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

10.6*
Executive Employment Agreement, between the Canadian Pacific Railway Limited and Keith Creel effective July 1, 2017 (incorporated by reference to Exhibit 10.2 to Canadian Pacific Railway Limited’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on July 26, 2016, File No. 001-01342).

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

CP 2018 ANNUAL REPORT / 126

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

127 / CP 2018 ANNUAL REPORT

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

10.48
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

10.49 * **
Amendment dated as of January 1, 2019, to the Executive Employment Agreement between Canadian Pacific Railway Company and Keith Creel, dated July 23, 2016 and effective as of July 1, 2017 as amended as of January 31, 2017.

21.1**	Subsidiaries of the registrant
23.1**	Consent of Independent Registered Public Accounting Firm
24.1**	Power of attorney (included on the signature pages of this Form 10-K)
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications

CP 2018 ANNUAL REPORT / 128

32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Consolidated Statements of Income of each of the three years ended December 31, 2018, 2017, and 2016; (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2018, 2017, and 2016; (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2018, 2017, and 2016; (v) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2018, 2017, and 2016; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement
** Filed with this Annual Report on Form 10-K

129 / CP 2018 ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ KEITH CREEL
Keith Creel
Chief Executive Officer
Dated: February 15, 2019

POWER OF ATTORNEY

Each of the undersigned do hereby appoint each of Nadeem Velani and Jeffrey J. Ellis, his or her true and lawful attorney-in-fact and agent, to sign on his or her behalf the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, and any and all amendments thereto, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 15, 2019.

Signature	Title
/s/ KEITH CREEL	Chief Executive Officer and Director
Keith Creel	(Principal Executive Officer)

/s/ NADEEM VELANI	Executive Vice-President and Chief Financial Officer
Nadeem Velani	(Principal Financial Officer)

/s/ ANDREW F. REARDON	Chairman of the Board of Directors
Andrew F. Reardon

/s/ JOHN R. BAIRD	Director
John R. Baird

/s/ ISABELLE COURVILLE	Director
Isabelle Courville

/s/ GILLIAN H. DENHAM	Director
Gillian H. Denham

/s/ REBECCA MACDONALD	Director
Rebecca MacDonald

/s/ EDWARD L. MONSER	Director
Edward L. Monser

/s/ MATTHEW H. PAULL	Director
Matthew H. Paull

/s/ JANE L. PEVERETT	Director
Jane L. Peverett

/s/ GORDON T. TRAFTON	Director
Gordon T. Trafton