Form 10-K/A
period 2018-12-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2019-04-24
CIK 16875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, in U.S. dollars, was $26,091,991,353, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

As of the close of business on February 13, 2019, there were 140,041,483 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

Canadian Pacific Railway Limited, a corporation incorporated under the Canada Business Corporations Act (the “Company”), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although as a foreign private issuer the Company is not required to do so, the Company currently continues to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”) instead of filing the reports available to foreign private issuers. The Company prepares and files a management proxy circular and related material under Canadian requirements. As the Company’s management proxy circular is not filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of its Form 10-K from its management proxy circular.

The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”) on February 15, 2019. In reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company is filing this Amendment No. 1 on Form 10-K/A in order to include in the 2018 Form 10-K the Part III information not previously included in the 2018 Form 10-K.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2018 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2018 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2018 Form 10-K and the Company’s other filings with the SEC.

In this Amendment No. 1 on Form 10-K/A, we also refer to Canadian Pacific Railway Limited as “Canadian Pacific,” “we,” “us,” “our,” “our corporation,” or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.

All references to our websites and to our Canadian management proxy circular filed with the SEC on March 16, 2019 as Exhibit 99.1 to our Current Report on Form 8-K (the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

CANADIAN PACIFIC RAILWAY LIMITED

FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Director profiles

As announced in December of 2018, Andrew F. Reardon will be retiring from CP’s Board of Directors as of CP’s 2019 Annual General Meeting.

All of the remaining nine nominated directors are qualified and experienced, and have agreed to serve on our Board.

All are CP shareholders and must meet our director share ownership requirements within five years of joining the Board.

Share ownership listed here is as at March 15, 2019 and includes shares directors beneficially own or control, or hold directly or indirectly. Share ownership includes holdings under the Directors’ Deferred Share Unit (DDSU) plan.

Andrew F. Reardon Chairman of the Board
Independent Age: 73 Director since: May 1, 2013 Residence: Marco Island, Florida, U.S.A. 2018 voting results: 94.4% for

DIRECTOR SKILLS AND QUALIFICATIONS

Chairman of the Board since July 20, 2015. Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation & human resources, transportation, investment management, governance, government & regulatory affairs, risk management, sales & marketing, and strategic oversight.

OVERALL 2018 ATTENDANCE

Meeting Attendance

Board	6 of 6	100%
Audit	8 of 8	100%
Governance	4 of 4	100%
Finance	3 of 3	100%
Compensation	6 of 6	100%

BUSINESS EXPERIENCE

•	Chairman and Chief Executive Officer (2001 to 2008), President and Chief Executive Officer from 2001 to 2008, and Vice-President, Law and Human Resources (1992 to 2000) of TTX Company, the leading railcar leasing company in North America
•	Previously Senior Vice-President, Law and Administration for Illinois Central Railroad

PUBLIC COMPANY BOARD EXPERIENCE

•	Appvion Inc. (2007 to 2015) (member of the Audit Committee, Compensation Committee and Chair of the Governance Committee)

OTHER EXPERIENCE

Other Boards

•	TTX Company (2001 to 2008)
•	Other rail industry boards: Terminal Railroad Association of St. Louis and Peoria and Pekin Union Railway
•	Presidential appointee to the Railroad Retirement Board (1990 to 1992)
•	Barriger Railroad Library (St. Louis) Board of Trustees (Board member (1998 to present), and President Emeritus (2009 to 2012)

Other experience

•	Officer, United States Navy (1967 to 1971)

EDUCATION

•	Bachelor’s degree, University of Notre Dame
•	Juris Doctor degree, University of Cincinnati
•	Master’s degree in Taxation, Washington University Law School

SHARE OWNERSHIP

Shares: 453

DDSUs: 12,677

Options: 0

Meets share ownership requirements

Isabelle Courville Chair Designate
Independent Age: 56 Director since: May 1, 2013 Residence: Rosemère, Québec, Canada 2018 voting results: 92.8% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation & human resources, transportation, governance, government & regulatory affairs, risk management, sales & marketing, and strategic oversight.

OVERALL 2018 ATTENDANCE		100%

Meeting Attendance

Board Chairman of the Board since July 20, 2015. Brings extensive experience in executive management, law, corporate governance and the rail industry.	6 of 6	100%
Governance	4 of 4	100%
Compensation (Chair)	6 of 6	100%

BUSINESS EXPERIENCE

•	President of Hydro-Québec Distribution and Hydro-Québec TransÉnergie (2007 to 2013)
•	20 years of experience in the Canadian telecommunications industry, including President of Bell Canada’s Enterprise Group (2003 to 2006) and President and Chief Executive Officer of Bell Nordiq Group (2002 to 2003)

PUBLIC COMPANY BOARD EXPERIENCE

•	SNC Lavalin (2017 to present) (Chair of Human Resources Committee and member of Governance and Ethics Committee)
•	Laurentian Bank of Canada (2007 to present; tenure to conclude April 2019) (Chair of the Board and member of Human Resources and Corporate Governance Committee)
•	Veolia Environment S.A. (2015 to present) (member of Accounts and Audit Committee, Nominating Committee and the Research, Innovation and Sustainable Development Committee)
•	Gecina S.A. (2016 to April 2017) (member of Audit Committee)
•	TVA Group (2013 to 2016) (member of Human Resources Committee)

OTHER EXPERIENCE

Other Boards

•	Institute of Corporate Directors (ICD) (2013 to 2017)
•	Institute for Governance of Private and Public Organizations (IGOPP) (2016 to present) (member of Human Resources Committee)

EDUCATION

•	Bachelor’s degree in Engineering Physics, École Polytechnique de Montréal
•	Bachelor’s degree in Civil Law, McGill University
•	Doctorate Honoris Causa, University of Montréal

SHARE OWNERSHIP

Shares: 900

DDSUs: 7,052

Options: 0

Meets share ownership requirements

The Hon. John Baird, P.C.
Independent Age: 49 Director since: May 14, 2015 Residence: Toronto, Ontario, Canada 2018 voting results: 94.3% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, environment, health & safety, transportation, governance, government & regulatory affairs, risk management and strategic oversight.

OVERALL 2018 ATTENDANCE		94%

Meeting Attendance

Board	6 of 6	100%
Governance	3 of 4	75%
Compensation	5 of 6	100%

BUSINESS EXPERIENCE

•	Senior Advisor at the law firm of Bennett Jones LLP , Hatch Ltd. (an engineering firm) and Eurasia Group (a geopolitical risk consultancy) (2015 to present)
•	Member of the International Advisory Board, Barrick Gold Corporation (2015 to present)
•	President of Grantham Finchley Consulting Inc. (2015 to present)

PUBLIC COMPANY BOARD EXPERIENCE

•	Canfor Corporation and Canfor Pulp Products Inc. (2016 to present) (member of Environmental, Health and Safety Committee; Capital Expenditure Committee and Corporate Governance Committee)

OTHER EXPERIENCE

Other Boards

•	FWD Group Ltd./FWD Ltd. (2015 to present) (member of Audit Committee and Risk Management and Actuarial Committee)
•	PineBridge Investments (2015 to present)
•	Friends of Israel Initiative (2015 to present) (member of the Board)

Other experience

•	Served as Canadian Foreign Minister, Minister of Transport and Infrastructure, Minister of the Environment, and President of the Treasury Board during his three terms as a Member of the Canadian Parliament (2006 to 2015)
•	Appointed to the Privy Council in 2006
•	Former Minister of Community and Social Services and Minister of Energy in Ontario provincial legislature
•	Senior Advisor to Community Living Ontario, an organization that supports individuals with developmental disabilities
•	Advisory Board member to Prince’s Charities Canada, the charitable office of His Royal Highness The Prince of Wales

EDUCATION

•	Honours Bachelor of Arts (Political Studies), Queen’s University

SHARE OWNERSHIP

Shares: 0

DDSUs: 4,384

Options: 0

Has until May 2020 to meet the share ownership requirements

Keith E. Creel
Not Independent Age: 50 Director since: May 14, 2015 Residence: Wellington, Florida, U.S.A. 2018 voting results: 99.8% for

DIRECTOR SKILLS AND QUALIFICATIONS

President and Chief Executive Officer of CP since January 31, 2017. Brings expertise in the following areas: senior executive leadership, environment, health & safety, executive compensation & human resources, transportation, governance, government, regulatory & legal affairs, risk management, sales & marketing and strategic oversight.

OVERALL 2018 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer of CP (2017 to present, President and Chief Operating Officer of CP (February 2013 to January 2017)
•	Named “Railroad Innovator” for 2014 by Progressive Railroading in recognition of his leadership at CP
•	Executive Vice-President and Chief Operating Officer of Canadian National Railway Company (2010 to 2013)
•	Other positions at CN included Executive Vice- President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of CN’s Prairie division (2002 to 2010)
•	Trainmaster and director of corridor operations at Illinois Central Railway prior to its merger with CN in 1999
•	Superintendent and general manager at Grand Trunk Western Railroad (1999 to 2002)
•	Began his railroad career in 1992 as an intermodal ramp manager at Burlington Northern Railway in Birmingham, Alabama

OTHER EXPERIENCE

Other Boards

•	Member of the Board of TTX Company (2014 to present)
•	Representative on American Association of Railroads

Other experience

•	Commissioned officer in the U.S. Army and served in the Persian Gulf War in Saudi Arabia

EDUCATION

•	Bachelor of Science in Marketing, Jacksonville State University
•	Advanced Management Program, Harvard Business School

SHARE OWNERSHIP

Shares: 3,059

DSUs: 31,606

Options: 716,671

Meets executive share ownership requirements (see page 30)

Gillian (Jill) H. Denham
Independent Age: 58 Director since: September 6, 2016 Residence: Toronto, Ontario, Canada 2018 voting results: 98.9% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, executive compensation & human resources, investment management, governance, risk management, sales & marketing and strategic oversight.

OVERALL 2018 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Audit	8 of 8	100%
Finance	3 of 3	100%

BUSINESS EXPERIENCE

•	Vice Chair Retail Markets for CIBC (2001 to 2005)
•	Previously held senior positions at Wood Gundy and CIBC, including: Managing Director Head of Commercial Banking and E-Commerce;
•	President of Merchant Banking/Private Equity and Managing Director Head responsible for the bank’s European Operations

PUBLIC COMPANY BOARD EXPERIENCE

•	Morneau Shepell Inc. (2008 to present) (Chair of the Board and Chair of the Governance and Nominating Committee)
•	National Bank of Canada (2010 to present) (member of Human Resources Committee)
•	Kinaxis Inc. (2016 to present) (Chair of the Human Resources Committee and member of the Audit Committee and Nominating and Governance Committee)
•	Markit Ltd. (2014 to 2016)
•	Penn West Petroleum (2012 to 2016)
•	Calloway Real Estate Investment Trust (2011 to 2012)

OTHER EXPERIENCE

Other Boards

•	Munich Reinsurance Company of Canada (Chair) (2012 to present)
•	Temple Insurance Company (Chair) (2012 to present)
•	Centre for Addiction and Mental Health (CAMH) (2015 to present)

EDUCATION

•	Honours Business Administration (HBA) degree, Ivey Business School, Western University
•	MBA, Harvard Business School

SHARE OWNERSHIP

Shares: 0

DDSUs: 2,613

Options: 0

Has until September 2021 to meet the share ownership requirements

Rebecca MacDonald
Independent Age: 65 Director since: May 17, 2012 Residence: North York, Ontario, Canada 2018 voting results: 94.1% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, executive compensation & human resources, investment management, governance, risk management, sales & marketing and strategic oversight.

OVERALL 2018 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Audit	4 of 4	100%
Compensation	3 of 3	100%
Governance (Chair)	4 of 4	100%

BUSINESS EXPERIENCE

•	Founder and current Executive Chair of Just Energy Group Inc., a Toronto-based independent marketer of deregulated gas and electricity
•	President and Chief Executive Officer of Just Energy (2001 to 2007)
•	Founded Energy Savings Income Fund in 1997, another company which aggregated customers in the deregulation of the U.K. natural gas industry
•	Founded Energy Marketing Inc. in 1989

PUBLIC COMPANY BOARD EXPERIENCE

•	Just Energy Group Inc. (2001 to present) (Executive Chair since 2007)

OTHER EXPERIENCE

Other Boards

•	Horatio Alger Association in both Canada and the United States

Other experience

•	Founded the Rebecca MacDonald Centre for Arthritis and Autoimmune Disease at Mount Sinai Hospital in Toronto
•	Previously Vice-Chair of the Board of Directors of Mount Sinai Hospital
•	Previously a member of the Board of Governors of the Royal Ontario Museum

EDUCATION

•	Honorary LLD degree, University of Victoria

SHARE OWNERSHIP

Shares: 0

DDSUs: 10,627

Options: 0

Meets share ownership requirements

Edward L. Monser
Independent Age: 68 Director since: December 17, 2018 Residence: St. Louis, Missouri, U.S.A. 2018 voting results: N/A

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation & human resources, governance, risk management, transportation, sales & marketing and strategic oversight.

OVERALL 2018 ATTENDANCE		100%

Meeting Attendance

Board	1 of 1	100%
Audit	1 of 1	100%
Compensation	1 of 1	100%

BUSINESS EXPERIENCE

•	President (2010-2018) and Chief Operating Officer (2001-2015) of Emerson Electric Co.
•	President (1996-2001) and Executive Vice President (1991-1996) of Rosemount Inc.
•	Member of the Advisory Economic Development Board for China’s Guangdong Province
•	Member and current Vice-Chairman of the U.S.-India Strategic Partnership Forum

PUBLIC COMPANY BOARD EXPERIENCE

•	Air Products & Chemicals Corporation (Chair of Management Development and Compensation Committee and member of Audit Committee)

OTHER EXPERIENCE

Other Boards

•	Ranken Technical College

Other experience

•	Past Board member and past Vice-Chairman of the U.S.-China Business Council.

EDUCATION

•	Bachelor’s degree, Engineering, Illinois Institute of Technology
•	Bachelor’s degree, Education, Eastern Michigan University
•	Executive MBA, Stanford University Graduate School of Business

SHARE OWNERSHIP

Shares: 0

DDSUs: 46

Options: 0

Has until December 2023 to meet the share ownership requirements

Matthew H. Paull
Independent Age: 67 Director since: January 26, 2016 Residence: Willmette, Illinois, U.S.A. 2018 voting results: 95.4% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, investment management, governance, risk management and strategic oversight.

OVERALL 2018 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Finance (Chair)	3 of 3	100%
Compensation	6 of 6	100%

BUSINESS EXPERIENCE

•	Senior Executive Vice-President and Chief Financial Officer of McDonald’s Corporation (2001 until his retirement in 2008)
•	Before joining McDonald’s in 1993, was a partner at Ernst & Young where he managed a variety of financial practices during his 18-year career and consulted with many leading multinational corporations

PUBLIC COMPANY BOARD EXPERIENCE

•	Chipotle Mexican Grill Inc. (2016 to present) (member of Compensation Committee)
•	Air Products & Chemicals Corporation (2013 to present) (Chair of Audit Committee and member of Corporate Governance and Nominating Committee and Executive Committee)
•	Best Buy Co. (2003 to 2013) (lead independent director and chair of Finance Committee)
•	WMS Industries Inc. (2012 to 2013)
•	KapStone Paper and Packaging Corporation (2010 to 2018)

OTHER EXPERIENCE

Other Boards

•	Pershing Square Capital Management, L.P. (2008 to present) (member of Advisory Board)

EDUCATION

•	Master’s degree in Accounting, University of Illinois
•	Bachelor’s degree, University of Illinois

SHARE OWNERSHIP

Shares: 3,000

DDSUs: 4,658

Options: 0

Meets share ownership requirements.

Jane Peverett
Independent Age: 60 Director since: December 13, 2016 Residence: West Vancouver, British Columbia, Canada 2018 voting results: 99.3% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation & human resources, governance, government, regulatory affairs & legal, risk management and strategic oversight.

OVERALL 2018 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Audit (Chair)	8 of 8	100%
Finance	3 of 3	100%

BUSINESS EXPERIENCE

•	President & Chief Executive Officer of BC Transmission Corporation (electrical transmission) (2005 to 2009)
•	Vice-President, Corporate Services and Chief Financial Officer of BC Transmission Corporation (2003 to 2005)
•	President of Union Gas Limited (a natural gas storage, transmission and distribution company) (2002 to 2003)
•	Other positions at Union Gas Limited: President & Chief Executive Officer (2001 to 2002); Senior Vice-President Sales & Marketing (2000 to 2001) and Chief Financial Officer (1999 to 2000)

PUBLIC COMPANY BOARD EXPERIENCE

•	CIBC (2009 to present) (Chair of Audit Committee)
•	Northwest Natural Gas Company (2007 to present) (member of Organization and Executive Compensation Committee and Public Affairs and Environmental Policy Committee)
•	Capital Power Corporation (2019 to present) (Member of Corporate Governance, Compensation and Nominating Committee and Health, Safety and Environment Committee)
•	Encana Corp. (2003 to 2017)
•	Postmedia Network Canada Corp. (2013 to 2016)
•	HydroOne Limited (2015 to 2018)

OTHER EXPERIENCE

Other Boards

•	British Columbia Institute of Corporate Directors Executive Committee

EDUCATION

•	Bachelor of Commerce degree, McMaster University
•	Master of Business Administration degree, Queen’s University
•	Certified Management Accountant
•	A Fellow of the Society of Management Accountants
•	Holds the ICD.D designation from the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 0

DDSUs: 2,535

Options: 0

Has until January 2021 to meet the share ownership requirements

Gordon T. Trafton
	Independent Age: 65 Director since: January 1, 2017 Residence: Naperville, Illinois, U.S.A. 2018 voting results: 94.4% for

   DIRECTOR SKILLS AND QUALIFICATIONS

   Brings expertise in the following areas: senior executive leadership, environment, health & safety, executive compensation & human resources, transportation, governance, government, regulatory affairs & legal, risk management, sales & marketing and strategic oversight.

OVERALL 2018 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Audit	4 of 4	100%
Compensation	3 of 3	100%
Governance	4 of 4	100%

BUSINESS EXPERIENCE

•  Consultant, Brigadier Consulting (2013)

•  Special Advisor to the CN leadership team (2009 to his retirement in 2010)

•  Senior Vice-President Strategic Acquisitions and Integration, CN (2003 to 2009)

•  Senior Vice-President, Southern Region, CN (2003 to 2009)

•  held a number of leadership positions with Illinois Central Railroad and Burlington Northern Railroad

OTHER EXPERIENCE

Other Boards

•  Leeds School of Business Board of Alumni and Friends, University of Colorado Boulder

EDUCATION

•  Bachelor of Science, Transportation Management from the Leeds School of Business, University of Colorado Boulder

SHARE OWNERSHIP

Shares: 0

DDSUs: 2,555

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

(d)

subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with as securities commission.

Ms. Denham served as a director of Penn West Petroleum Ltd. (now Obsidian Energy Ltd.) from June 2012 to June 2016, which was subject to cease trade orders on its securities following the July 2014 announcement of the review of it accounting practices and restatement of its financial statements. Those cease trade orders ended on September 23, 2014.

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

Executive Officers

The information regarding executive officers is included in Part I of our 2018 Form 10-K under Executive Officers of the Registrant, following Item 4. Mine Safety Disclosures.

Section 16(a) Beneficial Ownership Reporting Compliance

As of June 30, 2017, Section 16(a) of the Exchange Act no longer applied to us because we qualified as a foreign private issuer under U.S. securities laws. Our officers and directors are required to file reports of equity ownership and changes of ownership with the Canadian Securities Administrators and do not file such reports under the Exchange Act.

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

We also have a supplemental code of ethics for the CEO and senior financial officers which sets out our longstanding principles of conduct for these senior roles.

A copy of the code of business ethics and the code of ethics for the CEO and senior financial officers, along with any amendments, are posted on our website (investor.cpr.ca/governance). Only the Board or Governance Committee (Audit Committee in the case of the CEO and senior financial officers) can waive an aspect of the code. Any waivers are posted on our website. None were granted in 2018.

Corporate Governance

CP has a strong governance culture and we have adopted many leading policies and practices. As a U.S. and Canadian listed company, our corporate governance practices comply with or exceed the practices outlined by the Canadian Securities Administrators (CSA) in National Policy 58-201 Corporate Governance Guidelines and the Toronto Stock Exchange (TSX), the Securities and Exchange Commission (SEC) and New York Stock Exchange (NYSE).

We regularly review our policies and practices and make changes as appropriate, so that we stay at the forefront of good governance as standards and guidelines continue to evolve in Canada and the United States.

The Board and the Governance Committee are responsible for developing our approach to corporate governance. This includes annual reviews of the corporate governance principles and guidelines which were established by the Board, as well as the terms of reference for the Board and each of the four Board committees.

CP’s corporate governance principles and guidelines are available on our website (investor.cpr.ca/governance).

CP’s Audit Committee has been established in accordance with Section 3(a)(58)(A) the Exchange Act and NYSE standards and CSA National Instrument 52-110. The current members of the Audit Committee are Jane Peverett (chair), Jill Denham, Rebecca MacDonald, Edward Monser, Andrew Reardon and Gordon Trafton, all of whom are independent. All members of the Audit Committee are “financially literate” as required by the NYSE and CSA. Ms. Peverett and Mr. Reardon have been determined to be “audit committee financial experts” as defined by the SEC.

If significant corporate governance differences between CP’s corporate governance practices and Item 303A of the NYSE arise, they will be disclosed on our website (investor.cpr.ca/governance).

ITEM 11.	EXECUTIVE COMPENSATION

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in the Circular. As a foreign private issuer in the U.S., we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are otherwise not required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. We generally attempt to comply with the spirit of the U.S. proxy rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure.

All dollar amounts included in this Item 11 are in Canadian dollars, unless otherwise expressly stated to be in U.S. dollars.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s Management Resources and Compensation Committee during the year ended December 31, 2018. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Management Resources and Compensation Committee.

Compensation Committee Report

The Management Resources and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K/A with management of the Company and, based on such review and discussion, the Management Resources and Compensation Committee recommended to the Board that the information set forth under “Compensation Discussion and Analysis” below be included in this annual report on Form 10-K/A.

Respectfully submitted,

Management Resources and Compensation Committee

Isabelle Courville (Chair)

John Baird

Edward Monser

Matthew Paull

Andrew Reardon

2.3 EXECUTIVE COMPENSATION

Our executive compensation program is designed to pay for performance, and to align management’s interests with our business strategy and the interests of our shareholders.

The next section describes our compensation program and explains the 2018 compensation decisions for our NEOs:

•	Keith E. Creel, President and Chief Executive Officer
•	Nadeem S. Velani, Executive Vice-President and Chief Financial Officer
•	Robert A. Johnson, Executive Vice-President Operations
•	John K. Brooks, Senior Vice-President and Chief Marketing Officer
•	Laird J. Pitz, Senior Vice-President and Chief Risk Officer

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review, the Compensation Committee recommended to the full Board that the Compensation Discussion and Analysis be included in this proxy circular.

Where to find it

COMPENSATION DISCUSSION AND ANALYSIS

Our approach to executive compensation

We believe in the importance of paying for performance and aligning management’s interests with those of our shareholders.

Our executive compensation program supports our railroad-focused culture, and is closely linked to the critical metrics that drive the achievement of our strategic plan without taking on undue risk, and is designed to create long-term sustainable value for our shareholders.

We have five key performance drivers designed to focus us on our goal of being the best railroad company in North America:

1.	Provide customers with industry-leading rail service

2.	Control costs

3.	Optimize our assets

4.	Remain a leader in rail safety

5.	Develop our people

As disclosed last year in the proxy circular, we implemented several changes to our compensation program in 2017. These changes were the result of an extensive shareholder engagement program and review of executive compensation by the Compensation Committee, the Board and our human resources group. We did not make any further changes to the structure of our compensation plans in 2018.

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

This supports our view that the short-term incentive plan (STIP) should be tied to overall corporate performance and the areas of our business that each employee influences directly.

The table below shows the pay mix for our current named executives based on their total target compensation.

Benchmarking

In 2018, we reviewed and updated, with input from our compensation advisors, our compensation comparator group. Since the last detailed review of our comparator group in 2013, our market value and our positioning has changed substantially. Our amended comparator group now consists of six Class 1 Railroad peers as well as 12 capital-intensive Canadian companies. For certain positions within the organization, we apply a heavier weighting to Class 1 Railroad peers; however, we consistently review alignment and compensation practices against the whole group. Our peer group is as follows:

BNSF Railway Company	BCE Inc.
Canadian National Railway Company	GoldCorp Inc.
CSX Corporation	Fortis Inc.
Kansas City Southern	TransCanada Corporation
Norfolk Southern Corporation	Telus Corporation
Union Pacific Corporation	Rogers Communications Inc.
Cenovus Energy Inc.	Barrick Gold Corporation
Enbridge Inc.	Kinross Gold Corporation
Imperial Oil Limited	Suncor Energy Inc.

Compensation pays out over time

Salary fixed pay, set annually Short-term incentive cash bonus paid out in February 2019 based on 2018 corporate and individual performance Long-term incentive (stock options) equity-based incentive granted in January 2018, vests over four years and expires after seven years and realized value depends on our share price 2018 2019 2020 2021 2022 2023 2024 2025 2026 2027

Variable pay includes short- and long-term incentive awards to facilitate annual and longer-term performance and align with shareholder interests.

Incentive awards are cash and equity-based. Equity-based awards vest at the end of three years for performance share units and over four years for stock options. Stock options expire at the end of seven years.

The Compensation Committee ensures the performance objectives for the incentive plans align directly with our strategic plan, which is reviewed and approved by the Board.

Executives are CP shareholders

We require executives and senior management employees to own equity in the company so they have a stake in our future success. Share ownership requirements are set as a multiple of base salary and increase by level. Executives must satisfy the requirement within five years of being appointed to their position and can meet the requirements by holding common shares or deferred share units (DSUs). The CEO must maintain the ownership level of six times his base salary for one year after he retires or leaves CP. Once executives have met their initial shareholding requirements, they are required to maintain compliance, which is reported annually to the Compensation Committee.

DSUs are redeemed for cash no earlier than six months after the executive retires or leaves the company or until the end of the following calendar year for Canadian executives. Payment to U.S. executives who participate in the DSU plan is made after the six-month waiting period to be in compliance with U.S. tax regulations.

The table below shows the ownership requirement by level, which applied to 83 executives and senior management employees in 2018.

Ownership requirement (as a multiple of base salary)
CEO	6x
Executive Vice-President	3x
Senior Vice-President	2x
Vice-President	1.5 to 2x
Senior management	1x

Mr. Creel, Mr. Johnson and Mr. Pitz have met their ownership requirement. Mr. Velani and Mr. Brooks are expected to meet their requirement within the five-year period following their appointment. You can read about each named executive’s share ownership in the profiles beginning on page 26.

Compensation governance

Disciplined decision-making process

Executive compensation decisions involve management, the Compensation Committee and the Board. The Compensation Committee also receives advice and support from an external consultant from time to time.

DECISION-MAKING PROCESS 1 Management makes recommendations to the compensation committee Management: reviews market data reviews compensation survey data analyzes company performance proposes corporate and individual performance objectives to the committee for the coming year 2 The Committee works with a consultant and makes compensation recommendations to the board The Committee: recommends the corporate performance targets and weightings for the incentive plans reviews the corporate performance results for the incentive plans reviews individual performance receives independent advice from its external consultant recommends the annual and long-term incentive awards to the Board 3 The Board has final approval The Board: reviews corporate and individual performance decides whether to use discretion approves compensation for the CEO and other named executives approves all grants of equity compensation awards sets performance objectives for the following year

The Board has final approval on all matters relating to executive compensation. It can also use its discretion to adjust pay decisions as appropriate.

Qualified and experienced Compensation Committee

The Compensation Committee is responsible for our compensation philosophy, strategy and program design. The Compensation Committee consists of five independent directors.

The Compensation Committee has the relevant skills, background and experience for carrying out its duties. The table below shows the key skills and experience of each member:

	Human Resources/ compensation/ succession planning	CEO/senior management	Governance and policy development	Transportation industry	Risk management	Engagement (shareholders and others)
Isabelle Courville (Committee Chair)	✓	✓	✓	✓	✓	✓
John Baird		✓	✓	✓	✓	✓
Andrew Reardon (Chair of the Board)	✓	✓	✓	✓	✓	✓
Matthew Paull		✓	✓		✓	✓
Edward Monser	✓	✓	✓	✓	✓	✓

Compensation Committee members also have specific human resources and compensation-related experience, including:

•	direct responsibility for executive compensation matters
•	membership on other human resources committees
•	compensation plan design and administration, compensation decision-making and understanding the Board’s role in the oversight of these practices
•	understanding the principles and practices related to leadership development, talent management, succession planning and employment contracts
•	engagement with investors on compensation issues
•	oversight of financial analysis related to compensation plan design and practices
•	oversight of labour matters and a unionized workforce
•	pension benefit oversight
•	recruitment of senior executives

The Compensation Committee has no interlocks or insider participation. None of the members were employed by or had any relationship with CP during 2018 requiring disclosure under Item 404 or Item 407(e)(4) of Regulation S-K of the Exchange Act. You can read about the background and experience of each member in the director profiles beginning on page 1.

Independent advice

The Compensation Committee and management retain separate independent executive compensation advisors to avoid any conflicts of interest:

Committee advisor	Management advisor

•   the Compensation Committee retained Kingsdale Advisors in 2018 as an independent compensation advisor

•   the Compensation Committee ended their engagement with Meridian Compensation Partners LLC (“Meridian”) in 2017

•   the Compensation Committee approves all compensation related fees and work performed by the independent compensation advisor

• management engages Willis Towers Watson to provide market survey data and advice relating to executive compensation

The next table shows the fees paid to Meridian in 2017, Willis Towers Watson in 2017 and 2018 and Kingsdale Advisors in 2018.

	2018		2017
	Kingsdale	Willis Towers Watson	Meridian	Willis Towers Watson
Executive compensation-related fees	$78,750	$233,309	$50,751	$78,923
Other fees	$111,254	$2,150,258	-	$1,975,629
Total fees	$190,004	$2,383,567	$50,751	$2,054,552

Fees paid

In 2018, the Board retained Kingsdale Advisors to provide independent advisory services related to governance trends and specific governance items, and compensation design. $78,750 was paid to Kingsdale Advisors for advisory fees provided to the Board. The total governance and executive compensation fees represent 41% of the $190,004 paid in total to Kingsdale Advisors for all services provided to CP, including proxy solicitation and shareholder advisory services.

In 2018, $233,309 was paid to Willis Towers Watson for executive compensation advisory fees provided to management. The total executive compensation fees represent 10% of the $2,383,567 paid in total fees in 2018 to Willis Towers Watson for all services provided to management including actuarial and pension consulting, corporate risk and insurance broking services. In 2017 and 2018, Willis Towers Watson also advised management on actuarial and pension consulting, corporate risk and insurance broking services as well as compensation.

The higher expenses for Willis Towers Watson in 2018 reflects additional compensation analysis and advisory work on behalf of management.

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

All of the Compensation Committee members other than Mr. Paull and Mr. Monser are also members of the Governance Committee. Mr. Reardon and Mr. Paull are also members of the Finance Committee as well, Mr. Reardon and Mr. Monser are members of the Audit Committee. This cross-membership strengthens risk oversight because it gives the directors a broader perspective of risk oversight and a deeper understanding of our enterprise risks.

Regular risk review

The Compensation Committee conducts a comprehensive compensation risk review approximately every two years to make sure that we have identified the compensation risks and have appropriate measures in place to mitigate those risks. An independent consultant assists the Compensation Committee with the review, which includes looking at:

•	the targets for the short-term incentive and performance share unit plan, anticipated payout levels and the risks associated with achieving target performance
•	the design of the long-term incentive awards, which reward sustainable financial and operating performance
•	the compensation program, policies and practices to ensure alignment with our enterprise risk management practices

The last review was completed at the end of 2016 in conjunction with all the changes that were being proposed in 2017 to our compensation plans. Based on the findings of the review, the Compensation Committee concluded that our compensation program, policies and practices are not reasonably likely to have an adverse effect on our business or the company overall. As we did not make any material changes to our compensation plans this year, we did not undergo a risk assessment in 2018.

Managing compensation risk

We mitigate risk in three ways:

1. Plan design

• we use a mix of fixed and variable (at-risk) compensation and a significant proportion is at-risk pay

• short- and long-term incentive plans have specific performance measures that are closely aligned with the achievement of our business strategy and performance required to achieve results in accordance with guidance provided to the market

• the payout curve for the STIP is designed asymmetrically to reflect the significant stretch in target performance

• the payout under the STIP is capped and not guaranteed, and the Compensation Committee has discretion to reduce the awards

• the long-term incentive plan has overlapping vesting periods to address longer-term risks and maintain executives’ exposure to the risks of their decision-making through unvested share-based awards

2. Policies

• we promote an ethical culture and everyone is subject to a code of business ethics

• we have share ownership requirements for executives and senior management so they have a stake in our future success

• we have a disclosure and insider trading and reporting policy to protect our interests and ensure high business standards and appropriate conduct

• our anti-hedging policy prohibits directors, officers and employees from hedging our shares and share-based awards

• our anti-pledging policy prohibits directors and senior officers from holding our shares in a margin account or otherwise pledging them as security

• we also have a policy that prohibits employees from forward selling shares that may be delivered on the future exercise of stock options, or otherwise monetizing their option awards, other than through exercising the options and subsequently selling the shares through a public venue or the company’s cashless exercise option

• our clawback policy allows us to recoup incentive pay from current and former senior executives as appropriate (see next page)

• DSUs held by the CEO and executives are not settled for cash until at least six months after leaving the company

• our whistleblower policy applies to all employees and prohibits retaliation against anyone who makes a complaint acting in good faith

3. Mitigation measures

• senior executive roles have a significant portion of their compensation deferred

• we must achieve a specific threshold of operating income, otherwise no short-term incentive awards are granted

• financial performance is verified by our external auditor (by the completion of an annual financial statement audit) before the Board makes any decisions about short-term incentive

• the Compensation Committee adopted principles for adjusting payout under the short-term incentive plan, and provides them to the Board as part of their review of the Compensation Committee’s recommendations and performance overall

• environmental principles are fundamental to how we achieve our financial and operational objectives, and the Compensation Committee takes them into account when exercising discretion and determining the short-term incentive awards

• all long-term incentive eligible employees are subject to two-year non-compete, non-solicit covenants should they leave CP

• safety is considered as part of individual performance under the short-term incentive for the CEO and executives in operations roles in addition to being a specific STIP measure

• we regularly benchmark executive compensation against our comparator group of companies

• different performance scenarios are stress-tested and back-tested to understand possible outcomes

• we review and consider risks associated with retention-related compensation

Key policies

In addition to CP’s code of business ethics, a number of other policies act to mitigate compensation risk. You can read more about ethical behaviour at CP and our code of business ethics and other policies beginning on page 5.

Clawbacks

Our clawback policy allows the Board to recoup short- and long-term incentive compensation paid to a current or former senior executive if:

•	the incentive compensation received was calculated based on financial results that were subsequently restated or corrected, in whole or in part; and/or
•

the executive engaged in gross negligence, fraud or intentional misconduct that caused or contributed to the need for the restatement or correction, as admitted by the executive or as reasonably determined by the Board

The Board has sole discretion to determine whether it is in our best interests to pursue reimbursement of all or part of the incentive compensation and these actions would be separate from any actions by law enforcement agencies, regulators or other authorities.

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

•  deferral limited to the amount needed to meet the executive’s share ownership guidelines

•  aligns management interests with growth in shareholder value

•  helps retain key talent

•  company contributions vest after three years

•  sustained alignment of executive and shareholder interests because the value of DSUs is tied directly to our share price

•  cannot be redeemed for cash until a minimum of six months after the executive leaves CP

Long-term incentive (LTIP) (see page 19)
Performance share units (see page 21)	• equity-based incentive aligns with shareholder interests and focuses on three-year performance • accounts for 60% of an executive’s long-term incentive award	• use pre-defined market and financial metrics • the number of units that vest is based on a performance multiplier that is capped • no guarantee of a minimum payout	• focuses the leadership team on achieving challenging performance goals • ultimate value based on share price and company performance • attract and retain highly qualified leaders
Stock options (see page 22)	• accounts for 40% of an executive’s long-term incentive award • vests over four years, term is seven years	• focuses on appreciation in our share price, aligning with shareholder interests • only granted to executives	• focuses the leadership team on creating sustainable long-term value
Pension Defined contribution and defined benefit pension plans (see page 47)	• pension benefit based on pay and service and competitive with the market • supplemental plan for executives and senior managers	• balances risk management of highly performance-focused pay package	• attract and retain highly qualified leaders
Perquisites Flexible spending account (see page 42)	• competitive with the market	• restrictions for the CEO	• attract and retain highly qualified leaders

2018 Executive compensation

Salary

Salaries are set every year based on the executive’s performance, leadership abilities, responsibilities and experience as well as succession and retention considerations. The Compensation Committee also considers the economic outlook and the median salary and practices of the comparator group before making its decisions. The base salaries of all NEOs are set in U.S. dollars consistent with industry practice.

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

The table below shows the 2018 short-term incentive awarded to the named executives. With the exception of Mr. Velani, whose salary is set in U.S. dollars and was paid out based on a foreign exchange rate of $1.2959, other salaries in U.S. dollars have been converted into Canadian dollars using an average exchange rate in 2018 of $1.2957.

We use financial and non-financial measures to assess corporate performance. Individual performance is assessed against individual performance objectives for the year and other pre-determined goals that reflect the strategic and operational priorities critical to each executive’s role.

Year End Salary X Target short-term incentive (as a % of base salary) X [ Corporate performance factor x75% + Individual performance factor x25% ] = 2018 short-term incentive Keith Creel Nadeem Velani Robert Johnson John Brooks Laird Pitz (0-200%) (0-200%) $1,457,663 120% 180% 180% $3,148,551 $722,095 80% 180% 175% $1,032,596 $576,587 75% 180% 180% $778,392 $518,280 65% 180% 175% $602,177 $485,888 65% 180% 170% $560,593

Corporate and individual performance factors are capped at 200% to limit payouts and avoid excessive risk-taking.

An employee’s payout on the individual component of the STIP may be zero or range from 50% to 200%. Any award payable under the individual component is subject to a minimum level of corporate performance. No award is payable unless the minimum corporate hurdle is achieved.

Actual STIP awards are also capped as a percentage of base salary, as shown in the table to the right.

Assessing corporate performance

In 2017, we announced a number of changes to our STIP to reflect

	Payout as a % of base salary
Level	Below hurdle	Minimum	Target	Maximum
CEO	0%	60%	120%	240%
Other named executives	0%	32.5-40%	65-80%	130-160%

CP’s transition to focus on sustainable, profitable growth. No changes to the relative weighting of the financial and operating measures have been made in 2018.

New in 2018, we replaced train speed with trip plan compliance as the operating measure under the STIP. Trip plan compliance has become CP’s cornerstone operating principle and aligns our service plan and actions with actual customer experience. By measuring trip plan compliance, CP can facilitate generating superior service that is consistent and aligned with market requirements, while controlling costs through improved efficiencies. Our previous measure, train speed, which measures the movement time of trains from origin to destination, was used as an interim measure for trip plan compliance in 2017 as we refined our processes and gathered enough historical data to reliably and consistently measure trip plan compliance as a compensation measure.

Safety - a foundational principle

In 2019, we increased the weighting of our safety measure within the STIP to 20% from 10%.

This change reinforces CP’s commitment to safety and our focus on maintaining our industry leading position in safety performance.

Corporate performance

The table below shows the 2018 scorecard and results. The targets were set with adequate stretch to motivate strong performance.

The Board sets a corporate hurdle for operating income. There is no payout if we do not achieve that corporate hurdle. If we achieve the hurdle but corporate performance is below threshold for all measures, then only the individual performance factor is used to calculate the awards. Corporate results between 50% and 200% of target are interpolated. For 2018, the operating income hurdle was set at $2 billion.

CP delivered record financial performance in 2018. A growing top line coupled with disciplined cost control measures produced record operating income and adjusted earnings for the company. The reported operating ratio came in at 61.3% and reported operating income was $2,831 million, an all-time best for the company. From a safety perspective, CP’s personal injury rate improved 11% and our train accident frequency led the industry in this key safety metric.

Performance measure	Why it is important	Threshold (50%)	Target (100%)	Exceptional (200%)	2018 result	Weighting	Score
Financial measures
STIP Operating ratio Operating expenses divided by total revenues based on an assumed fuel price and foreign exchange rate	Continues our focus on driving down costs while focusing on growth strategy	62.4%	62.1%	61.6%	61.3%	40%	200%
STIP Operating income ($ millions) Total revenues less total operating expenses based on an assumed foreign exchange rate	Highlights the importance of revenue growth to our corporate strategy	2,566	2,617	2,666	2,831	40%	200%
Safety measure
Federal Railroad Administration’s (FRA) frequency of train accidents per million train miles relative to Class 1 railroads	Safety is our top priority, and the measure pays out at maximum only if we achieve the stretch target and remain the best in the industry Introducing this measure recognizes the feedback we received from shareholders who asked for safety to be explicitly included as a performance measure	1.29	1.18	1.14	1.10	10%	200%
Operating measure
Trip plan compliance is calculated as the number of shipments completed on time (less than 2 hours late vs. baseline plan), divided by the total number of shipments completed	Trip plan compliance is a detailed schedule of performance and the core of CP’s product offering. It balances between customer needs and what we are capable of delivering. It is critical to the service we provide customers and to our growth strategy. Trip plan compliance, as a stand-alone measure, is a relatively new measure at CP Trip plan compliance excludes bulk commodities and empty railcars	75%	80%	85%	62.6%	10%	0%
Corporate performance factor							180%

Notes:

•

A new accounting standard (ASU 2017-17) was adopted January 1, 2018 and changes applied retroactively to 2017. This standard increased CP’s 2017 adjusted operating ratio by 420 bps to 62.4% and reduced adjusted operating income by $274 million to $2,468 million. For a complete description and reconciliation please refer to Non-GAAP Measures and Note 2 Accounting Changes in CP’s 2018 annual report.

•

CP has led the industry with the best FRA reportable train accident frequency for 13 consecutive years. 2017 performance of 0.99 was an all-time record for CP as well as the industry. When setting the 2018 target for train accident frequency, we considered the likelihood of repeating that performance and determined a three-year average was a more reasonable hurdle, particularly in light of an increasing volume environment.

The Compensation Committee may adjust the results for unusual or non-recurring items that are outside our normal business and do not accurately reflect our ongoing operating results or business trends and affect the comparability of our financial performance year over year. Results used under the STIP may therefore differ from our reported GAAP results. Significant items that may be adjusted so that they do not impact, either favourably or unfavourably, the assumptions made when the STIP targets were planned include: foreign exchange rates, fuel price and land sales. No adjustments were made in 2018.

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

2018 individual performance factor

The individual performance factor
for the CEO has a cap, so his
individual performance factor
cannot exceed the corporate
performance factor.

This ensures the payout factor for
the CEO aligns with the CEO’s
overall responsibility for CP’s
performance.

Keith Creel	180%
Nadeem Velani	175%
Robert Johnson	180%
John Brooks	175%
Laird Pitz	170%

The Compensation Committee sets the individual performance factor for the CEO. The CEO reviews the performance of his direct reports against their objectives, and recommends their individual performance factors to the Compensation Committee.

See the profiles beginning on page 26 to read about each executive’s individual performance in 2018.

Compensation Committee Discretion

The Compensation Committee has developed principles for the use of discretion. Adjustments should not relieve management from the consequences of their decision making. Additionally, adjustments should neither reward nor penalize management for decisions on discretionary transactions, events outside their control (such as foreign exchange rates and fuel prices that are beyond the assumptions used in the planning process) or transactions outside normal corporate planning and budgeting.

As a result, the Compensation Committee can reduce the corporate performance factor for any executive officer as it deems appropriate, as long as it follows the principles. The Board can also use its discretion to adjust the targets and payouts up or down, following the principles set out by the Compensation Committee. The Compensation Committee did not exercise any such discretion in 2018.

Long-term incentive plan

Long-term incentive awards focus executives on medium- and longer-term performance to create sustainable shareholder value.

Target awards are set based on the competitive positioning of each executive’s compensation and the practices of companies in our peer group in order to attract and retain experienced railroad executives with highly specialized skills.

	Performance share units (60%)	Stock options (40%)
What they are	• notional share units that vest at the end of three years based on absolute and relative performance and the price of CP common shares	• right to buy CP shares at a specified price in the future
Payout	• cliff vest at the end of three years based on performance against three pre-defined financial and market metrics • no guarantee of a minimum payout	• vest 25% every year beginning on the anniversary of the grant date • expire at the end of seven years • only have value if our share price increases above the exercise price

	Performance share units (60%)	Stock options (40%)
Dividend equivalents	• earned quarterly and compound over the three-year period	• do not earn dividend equivalents
Restrictions	• must meet minimum level of performance • performance multiplier is capped for exceptional performance	• cannot be exercised during a blackout period
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

Grants are also made for special situations like retention or new hires. Special grants can include PSUs, restricted share units (RSUs), DSUs or options. These grants are made on the first Tuesday of the month following approval. If we are in a blackout period, the grant is made after the blackout has been lifted.

Non-Compete and Non-Solicitation

CP is mindful that the demand for experienced and talented railroaders is high, particularly those with backgrounds in Precision Scheduled Railroading. To manage near-term retention risk, the company’s long-term incentive award agreements contain non-compete, non-solicitation and other restrictive clauses, including non-disclosure restrictions.

Non-compete and non-solicitation provisions may be applied if a recipient fails to comply with certain commitments for a two-year period following the end of employment.

2018 long-term incentive awards

To determine the appropriate value of long-term incentive grants provided to the named executives, the Compensation Committee considers the practices of our comparator group and external market data, as well as internal factors including executive retention, dilutive impact and long-term value creation. The CEO did not recommend any adjustments to the 2018 awards.

The table below shows the 2018 long-term incentives awarded to the named executives.

Target as a % of base salary
Keith Creel	400%
Nadeem Velani	250%
Robert Johnson	225%
John Brooks	125%
Laird Pitz	125%

	2018 long-term
	incentive	>	Allocation
	award		Performance share units		Stock options
	(grant value) $		$	#	$	#

Keith Creel	6,888,920		4,369,757	18,300	2,519,163	43,148
Nadeem Velani	1,887,712		1,199,385	5,212	688,327	13,260
Robert Johnson	1,498,299		950,363	3,980	547,936	9,385
John Brooks	669,720		424,798	1,779	244,922	4,195
Laird Pitz	700,271		444,139	1,860	256,132	4,387

Notes:

•

See the summary compensation table on page 40 for details about how we calculated the grant date fair values of the performance share units and stock options. Both were calculated in accordance with FASB ASC Topic 718.

•	The grant value of the awards based on the NYSE trading price has been converted to Canadian dollars using a 2018 average exchange rate of $1.2957.

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

The award is paid out in cash based on the number of units that are earned and the average closing share price for the 30 trading days prior to the end of the performance period on the TSX or NYSE, as applicable. The award may be paid out in shares purchased on the open market, on the CEO’s recommendation, using the after-tax value.

2018 PSU awards

The performance period for the 2018 PSU awards is January 1, 2018 to December 31, 2020. Performance will be assessed against the measures in the table below. Awards will be prorated if results fall between threshold and exceptional.

2018 PSU performance measures	Why the measure is important	Threshold (50%)	Target (100%)	Exceptional (200%)	Weighting
PSU three-year average return on invested capital (ROIC) Net operating profit after tax divided by average invested capital	Focuses executives on the effective use of capital as we grow Ensures shareholders’ capital is employed in a value-accretive manner	14.5%	15%	15.5%	60%
Total shareholder return Measured over three years. The percentile ranking of CP’s TSX compound annual growth rate (“CAGR”) relative to the companies that make up the S&P TSX Capped Industrial Index	Compares our total shareholder return (TSR) to a range of Canadian investment alternatives Aligns long-term incentive compensation with long-term shareholder interests	25th percentile	50th percentile	75th percentile	20%
Total shareholder return Measured over three years. The percentile ranking of CP’s NYSE CAGR relative to the companies that make up the S&P 1500 Road and Rail Index	Compares our TSR to the companies that make up the S&P 1500 Road and Rail Index, a broad range of transportation peers Aligns long-term incentive compensation with long-term shareholder interests	25th percentile	50th percentile	75th percentile	20%

At the end of the three-year performance period, the starting point for determining relative TSR will be the 10-day average closing share price of CP shares on the appropriate index prior to January 1, 2018 and the closing point will be the 10-day average closing share price of CP shares on the appropriate index prior to December 31, 2020. TSR is adjusted over the period to reflect dividends paid and the multiplier is interpolated if our performance falls between 50% and 200%. If results are below the threshold level for any of the performance measures, units for that specific measure will be forfeited.

Stock options

Stock options focus executives on longer-term performance. Options have a seven-year term and vest 25% each year beginning on the anniversary date of the grant. The grant price is the last closing price of our common shares on the TSX or the NYSE on the grant date. Options only have value for the holder if our share price increases above the grant price.

2018 stock option awards

The table below shows the details of the 2018 annual option award grant.

	Grant value ($)	# of options	Grant price
Keith Creel	2,519,163	43,148	US$185.85 (NYSE)
Nadeem Velani	688,327	13,260	$231.66 (TSX)
Robert Johnson	547,936	9,385	US$185.85 (NYSE)
John Brooks	244,922	4,195	US$185.85 (NYSE)
Laird Pitz	256,132	4,387	US$185.85 (NYSE)

The grant value of the stock option awards based on the NYSE trading price have been converted to Canadian dollars using a 2018 average exchange rate of $1.2957.

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

Stock options awarded January 1, 2017 and later have a seven-year term. If the expiry date falls within a blackout period, the expiry date will be extended to 10 business days after the end of the blackout period date. If a further blackout period is imposed before the end of the extension, the term will be extended another 10 days after the end of the additional blackout period.

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

We measure dilution by determining the number of options available for issuance and the number of options outstanding as a percentage of outstanding shares. Our potential dilution at the end of 2018 was 2%. Notwithstanding the limits noted above, the dilution level, measured by the number of options available for issuance as a percentage of outstanding shares, continues to be capped, at the discretion of the Board, at 7%.

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

(as at December 31)	2016	2017	2018
Number of options granted	403,740	369,980	282,125
Weighted number of shares outstanding	149,565,498	145,863,318	142,885,817
Burn rate	0.27%	0.25%	0.20%

The table below shows the options outstanding and available for grant from the Management Stock Option Incentive Plan as at December 31, 2018.

	Number of options/shares	Percentage of outstanding shares
Options outstanding (as at December 31, 2018)	1,474,273	1.05%
Options available to grant (as at December 31, 2018)	1,301,047	0.93%
Shares issued on exercise of options in 2018	142,552	0.10%
Options granted in 2018	282,125	0.20%

Since the launch of the management stock option incentive plan in October 2001, a total of 18,078,642 shares have been available for issuance under the plan and 15,160,770 shares have been issued through the exercise of options.

A stand-alone option award was granted to Mr. Creel in 2013, as disclosed in prior annual management proxy circulars. The award was not granted under the management stock option incentive plan. There are 59,325 options outstanding.

We do not provide financial assistance to option holders to facilitate the purchase of shares under the plan.

Additional information

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

Options will continue to vest and expire on its normal expiry date if the holder’s employment ends due to permanent disability. If an option holder dies, the options will expire 12 months following his or her death and may be exercised by the holder’s estate.

Options can only be assigned to the holder’s family trust, personal holding corporation or retirement trust, or a legal representative of an option holder’s estate or a person who acquires the option holder’s rights by bequest or inheritance.

The CEO, the Chair of the Board and the Compensation Committee chair have authority to grant options to certain employees based on defined parameters, such as the position of the employee and the expected value of the option award. In 2018, the Compensation Committee authorized a pool of 50,000 options for allocation by the CEO, who granted 3,467 options to three employees to recognize performance and for retention.

Making changes to the plan

The Board can make the following changes to the plan without shareholder approval:

•	changes to clarify information or to correct an error or omission

•	changes of an administrative or a housekeeping nature
•	changes to eligibility to participate in the plan
•	terms, conditions and mechanics of granting stock option awards
•	changes to vesting, exercise, early expiry or cancellation
•	amendments that are designed to comply with the law or regulatory requirements

The Board must receive shareholder approval to make other changes, including the following, among other things:

•	an increase to the maximum number of shares that may be issued under the plan
•	a decrease in the exercise price
•	a grant of options in exchange for, or related to, options being cancelled or surrendered

The Board has made two amendments to the plan since it was introduced in 2001:

•

on February 28, 2012, the plan was amended so that a change of control would not trigger accelerated vesting of options held by a participant, unless the person is terminated without cause or constructively dismissed

•

on November 19, 2015, the plan was amended to provide net stock settlement as a method of exercise, which allows an option holder to exercise options without the need for us to sell the securities on the open market, resulting in less dilution

Payout of 2016 PSU award

The 2016 PSU grant for the period of January 1, 2016 to December 31, 2018 was paid out on February 22, 2019. The named executives received a payout of 177% on the award, which includes dividends earned up to the payment date. The table below shows the difference between the actual payout value and the grant value for each named executive.

2016 grant value ($) ( 2016 PSU award (# of units) + Dividend equivalents (# of units) ) x 2016 PSU performance factor (0-200%) x Market share price = PSU value ($) Keith Creel 3,309,70614,832444177%US$194.427,171,365 Nadeem Velani 131,63478224177%$259.49369,992 Robert Johnson 493,8232,21366177%US$194.421,070,185 John Brooks 259,9651,16535177%US$194.42563,488 Laird Pitz 433,3501,94258177%US$194.42938,983

Closing market share price is calculated on days when both the TSX and NYSE markets are open. For Mr. Velani, the market share price was calculated using $259.49, the average 30-day closing price of our shares prior to December 31, 2018 on the TSX. For Mr. Creel, Mr. Johnson, Mr. Brooks and Mr. Pitz, the market share price was US$194.42, the average 30-day closing price of our shares prior to December 31, 2018 on the NYSE, and the value of these shares were converted to Canadian dollars using the year-end exchange rate of $1.3642. For comparability, for Mr. Creel, Mr. Johnson, Mr. Brooks and Mr. Pitz, the 2016 grant value was converted using an exchange rate of $1.3248.

How we calculated the 2016 PSU performance factor

The PSU performance factor for the three-year period from January 1, 2016 to December 31, 2018 is 177%, as shown in the table below. The payout value has been calculated in accordance with the terms of the performance share unit plan and the 2016 award agreement.

PSU measures	Threshold (50%)	Target (100%)	Maximum (200%)	PSU result		Weighting	PSU performance factor
2018 Operating ratio: Operating expenses divided by total revenues	61.0%	59.5%	58.0%	56.1%	(1)	60%	200%
2016 to 2018 average ROIC: Net operating profit after tax divided by invested capital averaged over three years(2)	14%	15%	15.5%	15.3%		20%	160%
Total shareholder return: Three-year CAGR relative to the S&P/TSX 60 Index	0%	1%	5%	5.7%		10%	200%
Total shareholder return: Ranking at the end of the three years relative to Class 1 Railroads	fourth	third	first	fourth		10%	50%
PSU performance factor							177%

(1)

Results for Operating Ratio have been adjusted to reflect accounting standards in place when the targets were set. The table below shows the impact of the new accounting standard (ASU 2017-17) which came into effect January 1, 2018.

(2)

We make certain assumptions when we set targets therefore results under the PSU plan reflect changes to those assumptions so we can measure the true operating performance of the business. ROIC was adjusted in 2016 and 2017 for the performance of the pension plan as its impact on the balance sheet was not a good indication of management’s ability to deliver returns from the core business on its invested capital.

	Revenue ($ million)	Expense ($ million)	Operating Ratio	Operating Income ($ million)
2018 Results	7,316	4,485	61.3%	2,831
Adjustment for 2018 Accounting Standards Update (ASU 2017-07)		(384)	(5.2)%	384
2018 Results Excluding Accounting Change	7,316	4,101	56.1%	3,215

KEITH E. CREEL  PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Creel was appointed as the President and Chief Executive Officer (CEO) on January 31, 2017, a planned transition that had been in place since he was recruited to CP in February 2013 as President and Chief Operating Officer (COO).

Prior to joining Canadian Pacific, Mr. Creel had a very successful operating career that began in 1992 at Burlington Northern as a management trainee in operations and eventually led to his becoming the EVP and COO at CN in 2010.

Mr. Creel obtained a Bachelor of Science in marketing from Jacksonville State University and has completed the Advanced Management Program at the Harvard Business School. He served as a commissioned officer in the U.S. Army during which time he served in the Persian Gulf War.

2018 performance

The end of 2018 marked Mr. Creel’s second year as CEO of CP. Our record results show the capability of strong leadership and dedication to deliver on the principles of our operating model. As President and CEO, Mr. Creel is responsible for providing the leadership and the strategic vision necessary to develop our people to drive long-term sustainable, profitable growth and ultimately build shareholder value.

In 2018 Mr. Creel focused on the following key areas:

1.	Strategic direction

2.	Creating a high-performance culture by developing an industry-leading team

3.	Stakeholder advocacy and engagement

4.	Driving sustainable, profitable growth

5.	Operating and safety performance

2018 highlights

In 2018, CP delivered a record-setting year by nearly every financial performance measure. We delivered our highest ever revenues, and we delivered diluted EPS of $13.61 per share and grew adjusted diluted EPS by 27% to a record $14.51 per share.

Our total revenues grew by 12% to $7.3 billion, which, combined with our industry-leading operating model, produced record operating income and an operating ratio of 61.3%. We invested $1.6 billion in our capital program and demonstrated our commitment to shareholders by returning approximately $1.45 billion through share repurchases and dividends. We also increased our quarterly dividend by 15.6%, from $0.5625 to $0.65, and announced a new share repurchase program.

On the labour front we continued our trend of securing long-term agreements with unions on both sides of the border. We currently have contracts in place with all of our Canadian unions until 2021, providing labour stability and a solid foundation for continued growth. Internally we focused on employee outreach, engagement and on our most important foundation-developing people.

Throughout the year, we remained steadfast in our commitment to safety. We improved our personal injury rates by 11% to their lowest-ever levels and for the 13th consecutive year reported the lowest train accident frequency in the industry.

Strategic direction

When Mr. Creel became President and CEO he quickly began setting the direction for the next chapter of the CP story. Mr. Creel remains disciplined in his commitment to Precision Scheduled Railroading and creating a growth strategy that leverages the strengths of CP’s talented workforce and network. Precision Scheduled Railroading has enabled CP to lower its operating ratio dramatically, improve service, reinvest record amounts into our network and create significant shareholder value in a very short time. Developing the right leaders and the building the right culture for continued success is integral to CP’s continued success, short- and long-term.

Under Mr. Creel’s leadership, our operating, marketing and finance teams are working collaboratively to create opportunities for growth. Our increased capacity and efficiencies across our network mean we have the ability to grow sustainably and at a low incremental cost. Our focus on safety, service and innovation, combined with our financial strength and our ability to capitalize on our network in a disciplined and cost-effective way, are key elements for achieving our strategy.

Creating a high performance culture by developing an industry-leading team

As part of his appointment to President and CEO in 2017, Mr. Creel handpicked a leadership team to support CP’s growth strategy. Having the right culture and the right people with the right attitude ensures we deliver superior value and service to our customers.

Throughout 2018, Mr. Creel worked diligently to build and strengthen our team of railroaders and promote a culture of pride and accountability. By incentivizing the right behaviour, promoting collaboration and providing employees with the right tools for development, we have built an innovative team of railroaders who are better equipped to understand the needs of our customers and their business.

Mr. Creel has demonstrated exceptional leadership in a complex and evolving business environment. He has strongly focused his attention on creating a culture of accountability, where people demonstrate high levels of ownership to collectively work towards the same common goals and objectives. With this objective in mind, Mr. Creel formed a leadership development strategy focused on developing both current and future leaders at CP. As part of this strategy, he established a Coaching Capability Program designed for high potential managers to expand their leadership skill set, and also introduced an Executive Coaching Program for existing and future leaders to receive one-on-one coaching and a customized development program from a certified executive coach.

Mr. Creel understands that a diverse and inclusive work environment provides the company with a broader range of experience and perspectives that, in turn, creates a stronger and more successful railway. During 2018, Mr. Creel continued his focus on diversity initiatives to increase the number of women, Aboriginal Peoples and minorities working throughout CP. Under Mr. Creel’s leadership, CP initiated a series of women’s leadership events in key cities across our network. These events provided a space for women to connect and share experiences and ideas about their triumphs and challenges working in a male-dominated industry and hear from one another how they contribute to CP’s success.

CP strives to be the employer of choice for veterans exiting the military and entering civilian life by engaging with veterans’ groups across North America. Through targeted career fairs, partnering with organizations in both Canada and United States that support veteran employment and recruitment and continuing to work with both the Canadian and United States armed forces, CP hired 200 veterans in 2018 and maintained our status as a Military Friendly Employer.

Mr. Creel continued to engage and deepen his relationship with the 13,000 employees across the CP network with town halls in Port Coquitlam, Minneapolis and Montreal. During these town halls he has been able to share his vision for the future of CP, meet with employees and respond to their questions.

Through collaboration, communication and trust, CP continues to work with union leadership to achieve long-term labour agreements. Mr. Creel led several successful negotiations resulting in innovative labour deals aligned to our growth strategy. In Canada, three main labour agreements were negotiated and ratified in 2018: a new four-year agreement with CP conductors and locomotive engineers (TCRC-T&E), a three-year deal with the International Brotherhood of Electrical Workers (IBEW), and a four-year agreement with our mechanical employees (Unifor) providing for long-term stability for all parties involved.

Stakeholder advocacy and engagement

Mr. Creel held a range of meetings throughout 2018 with a broad range of external stakeholders, including current and prospective investors, First Nations, industry associations, government, regulators, customers and policy makers. This included attending various conferences and events as a guest speaker, advocating for a balanced approach on various industry topics such as the passing of Bill C-49 and improving rail safety through meetings with government officials and consistent, proactive outreach.

Mr. Creel also hosted an Investor Day in October 2018, CP’s first in four years and Mr. Creel’s first since his appointment as President and CEO where he outlined CP’s strategic vision to drive sustainable, profitable growth.

Driving sustainable, profitable growth

In 2018, CP grew revenues by 12% to a record-setting $7.3 billion. Not only did CP experience revenue growth across each of its lines of business, we set records across many areas including Canadian grain, potash, and domestic intermodal.

A strong demand environment, coupled with our network capacity and ability to provide superior service was a big part of this success. We leveraged our transload footprint and new service capabilities to grow our market share in forest products and energy, chemical and plastics. Our network capacity and service reliability also enabled us to win new business in the intermodal and automotive segments.

Under Mr. Creel’s leadership, CP has committed to a $500 million multi-year investment in its covered hopper fleet; the new car design is shorter, lighter and can carry 15% more grain per train. As CP’s largest line of business, the efficient and reliable movement of grain is key to CP’s long-term success.

An open and constructive dialogue with our customers and supply chain partners is also key to CP’s sustained success in the marketplace. In 2018, CP hosted a Customer Advisory Panel to hear from customers first-hand about the tools, technologies and communications most important to them. CP also hosted a conference with 39 of its short line and regional rail partners to explore new business opportunities and strengthen existing relationships.

CP continues to build a strong foundation for future growth by taking a disciplined approach to the market. Our commitment to Precision Scheduled Railroading uniquely positions us to leverage our low cost base and best-in-class service to drive long-term sustainable, profitable growth for many years to come.

Operating and safety performance

In 2018, CP was able to deliver a watershed year across the board from an operational productivity standpoint, as we continued to see train weights improve to hit record levels. Fuel efficiency improved by another 3 percent to hit a record of 0.953 gallons per 1,000 GTMs, which not only is a CP record, it is an industry best.

CP continued to ensure the right headcount was in place to meet market demands, resulting in consistent, reliable service and value to our customers. In 2018 alone, the company hired over 1,000 new operations employees, in addition to hiring new employees in other areas and training existing conductors as locomotive engineer trainees. CP will continue to hire and train operations employees across the network, to meet market demands in 2019.

CP continued its focus on promoting employee safety through our Home Safe program – an initiative designed to improve our safety culture on the job and at home. Under Mr. Creel’s direction all employees were asked to renew their commitment to safety on the job and to watching out for one another. This was done through a series of educational workshops and safety-focused meetings across the network.

In 2018, CP was named the proud recipient of two Railway Association of Canada Safety awards. The first award recognized CP’s Locomotive Engineer Training Simulation Program and the classroom version of our Simulation Training for Conductors initiative. Using these simulators, trainees experience operating a locomotive on CP routes across North America. The second award recognized CP’s Predictive Wayside Detection initiative. CP is the first railway to utilize the data generated by wayside detection systems to proactively predict failures, enabling risk to be eliminated before incidents occur.

Precision Scheduled Railroading remains the bedrock of our entire business, not just our operating model. Under Mr. Creel’s leadership, our continued success will come from CP’s commitment to the foundations of Precision Scheduled Railroading, our deep bench of industry-leading railroaders, a disciplined approach to capital investment, network capacity and a focus on sustainable profitable growth.

2018 compensation

The table below shows the compensation awarded to Mr. Creel for 2018.

Compensation (in CAD $‘000)	2018
Fixed
Base earnings	1,454
Variable
Short-term incentive	3,149
Long-term incentive
- PSUs	4,370
- Stock options	2,519
Total direct compensation	11,492
Total target direct compensation	9,038

Notes: Salary is the actual amount received in the year. Payments made in U.S. dollars have been converted to Canadian dollars using an average exchange rate for the year of $1.2957.

Actual 2018 pay mix Stock options 22% Salary 13% Short term incentive 27% Performance share units 38% Total variable: 87%

Salary

Mr. Creel did not receive a salary increase in 2018.

2018 Short-term incentive

Based on our 2018 corporate performance and the assessment of his individual performance, Mr. Creel received a cash bonus of $3,148,551 for 2018, calculated as follows:

Year EndSalary X Targetshort-termincentive X [ Corporateperformancefactor+ Individualperformancefactor]= 2018short-termincentive(as a % of base salary)180% x 75%180% x 25%(0-200%)(0-200%)$1,457,663120%$2,361,414$787,137$3,148,551

Year-end salary and the 2018 STIP award were paid in U.S. dollars and have been converted to Canadian dollars using an average exchange rate of $1.2957 for 2018.

2018 Long-term incentive

Mr. Creel received annual 2018 long-term incentive awards with a total grant value of $6,888,920, 100% of his target award. The grant was allocated 60% PSUs and 40% stock options.

Realized and realizable pay

The value of Mr. Creel’s incentive compensation is based on our performance over the period and, for the long-term incentive, our share price when the awards vest.

The graph below shows the three-year average of Mr. Creel’s granted and realized and realizable pay from 2016 to 2018.

Notes:

Summary compensation table: average of salary earned, actual cash bonus received, and long-term incentives granted (using the grant date fair value from 2016 to 2018 as disclosed in the summary compensation table on page 40). The compensation figures have been converted to Canadian dollars using the following average exchange rates: $1.3248 for 2016, $1.2986 for 2017 and for $1.2957 for 2018.

Realized and realizable: average of salary earned, actual cash bonus received, the value of long-term incentive awards that have vested or been exercised, and the estimated current value of unvested long-term incentive awards granted from 2016 to 2018:

•	vested PSUs and stock options are valued at the time of vesting or exercise

•

the value of vested 2016 PSUs paid in February 2019 was calculated using the 30-day average trading price of our shares prior to December 31, 2018 of US$194.42 on the NYSE with a performance multiplier of 1.77 and includes dividends earned up to the payment date

•

the value of unvested 2017 and 2018 PSUs are based on the closing price of our shares on December 31, 2018 of US$177.62 on the NYSE with a performance multiplier of 1.0. PSUs include reinvestment of additional units received as dividend equivalents

•	the value of unvested/unexercised stock options is based on the closing price of our shares on December 31, 2018 of US$177.62 on the NYSE
•

the compensation figures for salary earned and actual bonus received have been converted to Canadian dollars using the following average exchange rates: $1.3248 for 2016, $1.2986 for 2017 and for $1.2957 for 2018

•	the value of any realized and realizable PSUs and options have been converted into Canadian dollars using the 2018 year-end exchange rate of $1.3642
•	The up-front performance stock options grant received in 2017 is included in realizable pay

We also compare the realized and realizable value of $100 awarded in total direct compensation to Mr. Creel in each year to the value of $100 invested in CP shares on the first trading day of the period, assuming reinvestment of dividends, to show a meaningful comparison of shareholder value.

Pay linked to shareholder value

The table below shows Mr. Creel’s total direct compensation in Canadian dollars in each of the last three years, compared to its realized and realizable value as at December 31, 2018. We also compare the realized and realizable value of $100 awarded in total direct compensation to Mr. Creel in each year to the value of $100 invested in CP shares on the first trading day of the period, assuming reinvestment of dividends, to show a meaningful comparison of shareholder value.

(Cdn$)				Value of $100
	Compensation awarded	Realized and realizable value of compensation as at December 31, 2018	Period	Keith Creel	Shareholder
2016	$7,696,926	$14,415,506	Jan 1, 2016 to Dec 31, 2018	193.81	141.19
2017	$18,780,304	$17,664,837	Jan 1, 2017 to Dec 31, 2018	94.06	129.38
2018	$11,491,066	$9,069,642	Jan 1, 2018 to Dec 31, 2018	78.93	106.81

Mr. Creel’s compensation awarded is as disclosed in the summary compensation table. Mr. Creel’s realized and realizable value for salary earned and actual bonus received have been converted to Canadian dollars using the following average exchange rates: $1.3248 for 2016, $1.2986 for 2017 and for $1.2957 for 2018. The value of any realized and realizable long-term incentive is converted into Canadian dollars using the 2018 year-end exchange rate of $1.3642.

Equity ownership (at February 28, 2019)

Requirement (as a multiple of salary)	Minimum ownership value ($)	Shares ($)	Deferred share units ($)	Total ownership value ($)	Total ownership (as a multiple of salary)
6x	9,155,747	832,035	8,594,233	9,426,268	6.18x

Mr. Creel has met his share ownership requirements. Values are based on US$206.48, the closing price of our common shares on the NYSE on February 28, 2019 and have been converted using an exchange rate of $1.3169.

2019 Compensation

Mr. Creel’s 2018 compensation has remained unchanged since his agreement was signed in 2016. Effective January 1, 2019, Mr. Creel received a 3% increase in base salary, his bonus target became 125% of his base salary and his long-term incentive target became 600% of his base salary. Consistent with Mr. Creel’s 2016 employment agreement, his 600% LTI target has been reduced by 100% (to a total of 500% each year) until the end of 2021 to fund an upfront performance grant that he received in 2017.

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

2018 performance

The CEO assessed Mr. Velani’s performance in 2018 against his individual performance objectives, which included leadership development and building a strong team of financial leaders, implementing CP’s updated pension plan investment strategy, continued improvement of the financial planning and forecasting process to support CP’s goal of sustainable, profitable growth, as well as prudent capital allocation to deliver long-term shareholder returns. In addition, Mr. Velani was responsible for leading an update of the company’s strategic multi-year plan which was presented to the financial community at CP’s first investor day since 2014.

All aspects of these functions were taken into consideration as part of the assessment. Mr. Velani was assessed as exceeding his individual performance objectives for the year.

The assessment was reviewed by the Compensation Committee and approved by the Board.

2018 compensation

The table below is a summary of the compensation awarded to Mr. Velani for 2018.

Compensation (in CAD $‘000)	2018
Fixed
Base earnings	667
Variable
Short-term incentive	1,033
Long-term incentive
- PSUs	1,199
- Stock options	688
Total direct compensation	3,587
Total target direct compensation	3,105

Salary

Mr. Velani received an increase in 2018 to bring his salary closer to the median of his peers in our comparator group. Further, the currency of his salary was set in U.S. dollars consistent with other NEOs and industry peers. Mr. Velani’s salary was paid out based on a foreign exchange rate of $1.2959.

2018 short-term incentive

Based on our 2018 corporate performance and the assessment of his individual performance, Mr. Velani received a cash bonus of $1,032,596 for 2018, calculated as follows:

Year EndSalary X Targetshort-termincentive X [ Corporateperformancefactor + Individualperformance factor] = 2018short-termincentive(as a % ofbase salary)180% x 75%175% x 25%(0-200%)(0-200%)$722,09580%$779,863$252,733$1,032,596

2018 long-term incentive

Mr. Velani received annual 2018 long-term incentive awards with a total grant value of $1,887,712, 100% of his target award. The grant was allocated 60% PSUs and 40% stock options.

Equity ownership (at February 28, 2019)

Requirement (as a multiple of salary)	Minimum ownership value ($)	Shares ($)	Deferred share units ($)	Total ownership value ($)	Total ownership (as a multiple of salary)
3x	2,216,280	292,097	806,549	1,098,646	1.49x

Mr. Velani is on track to meet his share ownership requirements by February 2022. Values are based on $271.92, the closing price of our common shares on the TSX on February 28, 2019.

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

Prior to this appointment, Mr. Johnson was CP’s Senior Vice-President Operations, Southern Region.

Mr. Johnson’s railroad career spans over 37 years. He spent 32 of those years with BNSF where he held successively more responsible roles in operations, transportation, engineering, and service excellence. His most recent position at BNSF was General Manager, Northwest Division, overseeing day-to-day operations for that region.

2018 performance

The CEO assessed Mr. Johnson’s performance in 2018 against his individual performance objectives in the areas of operational performance, cost control and safety. During 2018, Mr. Johnson was involved in multiple union negotiations, resulting in the signing of long-term contracts which will continue to bring labour stability to the CP family and our customers. Mr. Johnson was instrumental in right-sizing the operations workforce. Over 1000 employees were recruited and trained which allowed CP to increase revenue by handling record volumes. Mr. Johnson also championed improvements in operational safety in 2018, where CP completed the year with an all-time low personal injury frequency ratio as well as remaining the industry leader in train accident safety. Mr. Johnson was assessed as having exceeded his overall individual performance objectives.

The assessment was reviewed by the Compensation Committee and reviewed and approved by the Board.

2018 compensation

The table below is summary of the compensation awarded to Mr. Johnson for 2018.

Compensation (in CAD $‘000)	2018
Fixed
Base earnings	573
Variable
Short-term incentive	778
Long-term incentive
- PSUs	950
- Stock options	548
Total direct compensation	2,849
Total target direct compensation	2,306
Notes: Salary is the actual amount received that year. Payments made in U.S. dollars have been converted to Canadian dollars using an average exchange rate for the year of $1.2957.

Salary

Mr. Johnson’s salary was increased to US$445,000 in 2018.

2018 short-term incentive

Based on our 2018 corporate performance and the assessment of his individual performance, Mr. Johnson received a cash bonus of $778,392 for 2018, calculated as follows:

Year EndSalary X Targetshort-termincentive X [ Corporateperformancefactor + Individualperformancefactor ] = 2018short-termincentive(as a % ofbase salary)180% x 75% 180%x 25%(0-200%)(0-200%)$576,58775%$583,794$194,598$778,392

Year-end salary and the 2018 STIP award were made in U.S. dollars have been converted to Canadian dollars using an average exchange rate of $1.2957 for 2018.

2018 long-term incentive

Mr. Johnson received 2018 long-term incentive awards in the form of PSUs and Options with a total grant value of $1,498,299, 100% of his target award. The grant was allocated 60% PSUs and 40% stock options.

Equity ownership (at February 28, 2019)

Requirement (as a multiple of salary)	Minimum ownership value ($)	Shares ($)	Deferred share units ($)	Total ownership value ($)	Total ownership (as a multiple of salary)
3x	1,758,062	157,379	1,749,442	1,906,821	3.25x

Mr. Johnson has met his share ownership requirements. Values are based on the US$206.48 closing price of our shares on the NYSE on February 28, 2019 and have been converted using an exchange rate of $1.3169.

JOHN K. BROOKS  SENIOR VICE-PRESIDENT AND CHIEF MARKETING OFFICER

Mr. Brooks was appointed Executive Vice-President and Chief Marketing Officer (CMO) on February 14, 2019. During the financial year ended December 31, 2018, Mr. Brooks was CP’s Senior Vice-President and Chief Marketing Officer.

During Mr. Brooks’ sales and marketing career he has held senior responsibilities in all lines of business, including coal, chemicals, merchandise products, grain and intermodal. He began his railroading career with Union Pacific and later helped start I&M Rail Link, LLC, which was purchased by the Dakota, Minnesota and Eastern Railroad (DM&E) in 2002. Mr. Brooks was Vice-President of Marketing at the DM&E prior to it being acquired by CP in 2007.

In the role of CMO, Mr. Brooks is responsible for CP’s business units and leading a group of highly capable sales and marketing professionals across North America. In addition, Mr. Brooks is responsible for strengthening partnerships with existing customers, generating new opportunities for growth, enhancing the value of the company’s service offerings and developing strategies to optimize CP’s book of business.

With more than 20 years in the railroading business, Mr. Brooks brings a breadth of experience to the CMO role that will be pivotal to CP’s continued and future success.

2018 performance

The CEO assessed Mr. Brooks’ performance in 2018 against his individual performance objectives, which included the ongoing development and organization of the sales and marketing team, revenue growth, improving the quality of revenue, customer relationships, network development by expanding our reach through new market offerings, transloads and short lines, enhancing our product offering, improving customer experience through advisory councils and by measuring customer experience and finally, technology. In addition, Mr. Brooks leads his team in the development and presentation of CP’s multi-year plan which was presented at CP’s Investor Day. Mr.Brooks was assessed as having exceeded his overall individual performance objectives.

The assessment was reviewed by the Compensation Committee and reviewed and approved by the Board.

2018 compensation

The table below is summary of the compensation awarded to Mr. Brooks for 2018.

Compensation (in CAD $‘000)	2018
Fixed
Base earnings	499
Variable
Short-term incentive	602
Long-term incentive
- PSUs	425
- Stock options	245
Total direct compensation	1,771
Total target direct compensation	1,503
Notes: Salary is the actual amount received that year. Payments made in U.S. dollars have been converted to Canadian dollars using an average exchange rate for the year of $1.2957.

Salary

Mr. Brooks’ salary was increased to US$400,000 in 2018.

2018 short-term incentive

Based on our 2018 corporate performance and the CEO’s assessment of his individual performance, Mr. Brooks received for a cash bonus of $602,177 for 2018, calculated as follows:

2018 long-term incentive

Mr. Brooks also received 2018 long-term incentive awards with a total grant value of $669,720, 100% of his target award. The grant was allocated 60% PSUs and 40% stock options.

Equity ownership (at February 28, 2019)

Requirement (as a multiple of salary)	Minimum ownership value ($)	Shares ($)	Deferred share units ($)	Total ownership value ($)	Total ownership (as a multiple of salary)
3x	2,074,118	511,067	495,596	1,006,663	1.46x

Mr. Brooks is on track to meet his share ownership requirements by February 2024. Values are based on US$206.48, the closing price of our shares on the NYSE on February 28, 2019 and have been converted using an exchange rate of $1.3169.

Effective February 14, 2019, Mr. Brooks was promoted to Executive Vice-President and Chief Marketing Officer. His salary increased to US$525,000, his annual bonus was increased to 75% of his annual salary and his long-term incentive was increased to 225% of his annual salary.

LAIRD J. PITZ  SENIOR VICE-PRESIDENT AND CHIEF RISK OFFICER

Mr. Pitz was promoted to Senior Vice-President and Chief Risk Officer in October of 2017. This was part of the overall realignment of the risk and insurance functions for succession purposes, and to retain Mr. Pitz for the necessary development of the succession candidates. He is responsible for all aspects of risk-management in Canada and the U.S., including police services, casualty and general claims, environmental risk, field safety and systems, operational regulatory affairs and training, disability management and forensic audit investigations. Mr. Pitz joined CP on April 2, 2014, as Vice-President of Security and Risk Management.

Mr. Pitz, a Vietnam War veteran and former FBI special agent, is a 40-year career professional who has directed strategic and operational risk-mitigation, security and crisis-management functions for companies operating in a wide range of fields including defence, logistics and transportation.

2018 individual performance

The CEO assessed Mr. Pitz’s performance in 2018 against his individual performance objectives, which focused mainly on reducing risk and liability for the company. This included mitigating risk in several key areas: safety, environmental, police security, casualty management, regulatory/operating practices, forensic and internal audit and disability management. Under Mr. Pitz’s leadership, CP has made significant progress in mitigating its overall risk, including the following results in 2018: $81 million reduction of liabilities, recoveries and cost savings including a $10 million reduction in disability management expense, $21.5 million reduction in U.S. and Canadian claims expense, 11% reduction in FRA Personal Injury Rate to 1.47 (lowest in CP’s history), 3.5% reduction in property insurance renewal and the creation of an Emergency Operations Centre at Ogden. Mr. Pitz was assessed as having exceeded his overall individual performance objectives.

The assessment was reviewed by the Compensation Committee and reviewed and approved by the Board.

2018 compensation

The table below is a summary of the compensation awarded to Mr. Pitz for 2018.

Compensation (in CAD $‘000)	2018
Fixed
Base earnings	482
Variable
Short-term incentive	561
Long-term incentive
- PSUs	444
- Stock options	256
Total direct compensation	1,743
Total target direct compensation	1,409
Notes: Salary is the actual amount received that year. Payments made in U.S. dollars have been converted to Canadian dollars using an average exchange rate for the year of $1.2957.

Salary

Mr. Pitz’s salary was increased to US$375,000 in 2018.

2018 short-term incentive

Based on our 2018 corporate performance and the assessment of his individual performance, Mr. Pitz received a cash bonus of $560,593 for 2018, calculated as follows:

Year-end salary and 2018 STIP award were made in U.S. dollars and have been converted to Canadian dollars using an average exchange rate of $1.2957 for 2018.

2018 long-term incentive

Mr. Pitz also received 2018 annual long-term incentive awards in the form of PSUs and Options with a total grant value of $700,271, 100% of his target award. The grant was allocated 60% PSUs and 40% stock options.

Equity ownership (at February 28, 2019)

Requirement (as a multiple of salary)	Minimum ownership value ($)	Shares ($)	Deferred share units ($)	Total ownership value ($)	Total ownership (as a multiple of salary)
2x	1,053,520	17,798	1,196,596	1,214,394	2.31x

Mr. Pitz has met his share ownership requirements. Values are based on US$206.48, the closing price of our shares on the NYSE on February 28, 2019 and have been converted using an exchange rate of $1.3169.

Share performance and cost of management

The graph below shows the total shareholder return (TSR) of $100 invested in CP shares compared to the two major market indices over the last five years ending December 31, 2018 and assumes reinvestment of dividends.

The S&P 500 Index return over that time frame was aided by the Tax Cuts and Jobs Act of 2017. The graph shows that shareholder value continues to perform as the total direct compensation (TDC) paid to our named executives has declined and stabilized with our new team. Our share price on the TSX was $223.75 at the beginning of the performance period (US$192.69 on the NYSE) compared to $242.24 at the end of 2018 (US$177.62 on the NYSE), a growth in share appreciation of 8.3% on the TSX. Our total shareholder return over the five-year period was 12.5% on the TSX, assuming reinvestment of dividends.

The total compensation value for NEOs as disclosed in the summary compensation table is 0.3% of our total revenues of $7.3 billion for 2018.

at December 31CP TSR (C$)CP TSR (US$)S&P/TSX Composite Index (C$)S&P 500 Index (US$)TDC ($ thousands)2014100.00100.00100.00100.0035,017201579.3866.5591.6899.2735,485201686.8375.16111.01108.7431,7962017106.0399.87121.11129.8627,4712018112.3595.66110.34121.7622,210

Notes:

•	Total direct compensation is the total compensation awarded to the named executives, as reported in the summary compensation table in prior years.
•	In years where there were more than five named executives, we used the following to calculate total direct compensation in the table above:
•	2018: Keith Creel, Nadeem Velani, Robert Johnson, Laird Pitz and John Brooks
•	2017: Keith Creel, Nadeem Velani, Robert Johnson, Laird Pitz and Jeffrey Ellis
•	2016: Hunter Harrison, Nadeem Velani, Keith Creel, Robert Johnson and Laird Pitz
•	2015: Hunter Harrison, Mark Erceg, Keith Creel, Laird Pitz and Mark Wallace
•	2014: Hunter Harrison, Bart Demosky, Keith Creel, Robert Johnson and Anthony Marquis
•

Mr. Harrison was, and Mr. Creel, Mr. Johnson, Mr. Brooks and Mr. Pitz are, paid in U.S. dollars and their amounts have been converted using the following average exchange rates: $1.2957 for 2018, $1.2986 for 2017, $1.3248 for 2016, $1.2787 for 2015 and $1.1045 for 2014

EXECUTIVE COMPENSATION DETAILS

Summary compensation table

The table below shows compensation for our five named executives for the three fiscal years ended December 31, 2018.

For all the named executives except Mr. Velani, their compensation has been converted to Canadian dollars using the average exchange rates for the year: $1.2957 for 2018, $1.2986 for 2017 and $1.3248 for 2016.

					Non-equity Incentive plan compensation ($)
Name and principal position	Year	Salary ($)	Share-based awards ($)	Option-based awards ($)	Annual incentive plans	Long-term incentive plans	Pension values ($)	All other compensation ($)	Total compensation ($)
Keith E. Creel	2018	1,453,595	4,369,757	2,519,163	3,148,551	-	452,209	543,332	12,486,607
President and Chief	2017	1,436,594	4,407,788	10,516,630	2,419,292	-	398,894	926,402	20,105,600
Executive Officer	2016	1,261,123	2,403,912	2,131,126	1,900,765	-	348,529	833,257	8,878,712
Nadeem S. Velani	2018	666,946	1,199,385	688,327	1,032,596	-	138,925	57,680	3,783,859
Executive Vice-President	2017	451,355	806,073	202,650	490,763	-	101,027	49,523	2,101,391
and Chief Financial Officer	2016	298,838	131,634	105,305	373,500	-	49,682	42,015	1,000,974
Robert A. Johnson	2018	572,808	950,363	547,936	778,392	-	105,825	63,858	3,019,182
Executive Vice-President,	2017	564,891	958,705	556,073	597,372	-	114,037	54,819	2,845,897
Operations	2016	532,056	358,674	317,991	648,324	-	86,189	54,931	1,998,165
John K. Brooks	2018	499,384	424,798	244,922	602,177	-	166,898	61,456	1,999,635
Senior Vice-President and	2017	436,359	428,442	125,582	420,251	-	144,378	59,567	1,614,579
Chief Marketing Officer	2016	344,448	188,819	100,674	310,003	-	93,143	36,365	1,073,452
Laird J. Pitz	2018	482,486	444,139	256,132	560,593	-	87,126	42,346	1,872,822
Senior Vice-President	2017	457,901	394,237	228,694	435,601	-	82,361	41,137	1,639,931
and Chief Risk Officer	2016	437,720	397,394	279,071	417,312	-	74,178	41,203	1,646,878

Notes:

Salary

Salary earned during the year. Salary differs from annualized salary because annual increases generally go into effect on April 1. Mr. Velani’s salary is set in U.S. dollars and was paid based on a foreign exchange rate of $1.2959.

Share-based awards

PSUs were granted on February 15, 2018. The 2018 grant date accounting fair value of the awards shown in the summary compensation table is $230.12 per share granted on the TSX or $184.29 per share granted on the NYSE in accordance with FASB ASC Topic 718: Compensation – Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 22: Stock-based compensation in our annual report on Form 10-K filed with the SEC on February 15, 2019 for more details.

To calculate the number of PSUs granted to a named executive, we use the Willis Towers Watson expected life binomial methodology. Using this methodology, the grant date expected fair value was $186.40 on the TSX and US$149.27 on the NYSE. The Willis Towers Watson expected life binomial methodology for the PSUs are calculated based on the following assumptions:

Assumptions	Willis Towers Watson expected life binomial valuation
TSX / NYSE
Term	3 years
Vesting Schedule	3 year cliff
Payout Range % (threshold-target-max)	50-100-200
Risk of Forfeiture	5%
PSU Value (as a % of grant price)	81%

Option awards

Stock options were granted on January 22, 2018. The grant date fair value of stock option awards granted to each named executive has been calculated in accordance with FASB ASC Topic 718: Compensation—Stock Compensation. We used the Black-Scholes option-pricing model (with reference to the shares underlying the options). The grant date accounting fair value of the awards shown in the summary compensation table is $51.91 per share granted on the TSX or $45.06 per share granted on the NYSE. See Incentive plan awards on page 22 for details about the 2018 awards. See Item 8, Financial Statements and Supplementary Data, Note 22: Stock-based compensation in our annual report on Form 10-K filed with the SEC on February 15, 2019 for more details.

To calculate the number of options that an executive receives, we use Willis Towers Watson’s expected life binomial methodology which is fundamentally similar to the methodology used to determine the accounting fair value; however, some of the underlying assumptions are different. For example, the binomial methodology assumes a slightly lower historical volatility, a higher risk-free rate and includes a discount to account for vesting restrictions.

The grant price on January 22, 2018 was $231.66 on the TSX with an underlying value of $48.65 and was US$185.85 on the NYSE with an underlying value of US$42.75. The Willis Towers Watson expected life binomial methodology for the stock options are calculated based on the following assumptions:

Assumptions	Willis Towers Watson expected life binomial valuation
	NYSE	TSX
Option Term	7 years	7 years
Vesting Schedule	4 year pro-rated	4 year pro-rated
Expected Life	4.75 years	4.75 years
Dividend Yield (1-year historical)	1.00%	0.99%
Volatility (3-year daily)	24.0%	21.7%
Risk-free Rate (yield curve)	2.5 - 3.1%	2.0 - 2.5%
Risk of Forfeiture	5%	5%
Stock Option Value (as a % of grant price)	23%	21%

Non-equity incentive plan compensation

Cash bonus earned under our short-term incentive plan for 2018 and paid in February 2019. In respect of their short-term incentive compensation, Mr. Velani and Mr. Brooks elected to receive part of their 2018 bonus in DSUs once the bonus is paid out.

Pension value

Mr. Creel and Mr. Velani participate in the Canadian defined contribution plan and in the defined contribution supplemental plan.

Mr. Creel, Mr. Johnson and Mr. Pitz participate in the U.S. defined contribution plan and the U.S. supplemental executive retirement plan.

Mr. Brooks participates in the CP pension plan for U.S. Management Employees

See Retirement plans on page 47 for more details.

All other compensation

The named executives also receive certain benefits and perquisites which are competitive with our comparator group. The table below shows the breakdown of all other compensation for 2018. The values in the table have been converted to Canadian dollars using the 2018 average exchange rate of $1.2957.

	Perquisites						Other compensation
Name	Personal use of company aircraft	Auto benefits	Housing allowance	Financial and tax planning	Additional medical	Club benefits	401K match	Employer share purchase plan match	Total
Keith Creel	411,562	28,992	18,443	32,393	1,322	14,761	6,997	28,862	543,332
Nadeem Velani	-	31,226	-	-	2,048	11,200	-	13,206	57,680
Robert Johnson	-	27,997	-	-	867	14,512	9,140	11,342	63,858
John Brooks	-	26,949	-	-	1,042	14,512	9,151	9,802	61,456
Laird Pitz	-	19,256	-	-	-	14,512	8,578	-	42,346

Notes:

Use of company aircraft

The value is calculated by multiplying the variable cost per air hour by the number of hours used for travel and includes costs for fuel, maintenance, landing fees and other miscellaneous costs. As an executive of a Calgary-based company, enabling the CEO to visit his family in the Eastern and Southern United States is an important retention tool. Non-corporate use of the corporate jet has been limited to family visits and limited to the CEO only.

Auto benefits	Includes a company-leased vehicle and reimbursement of related operating costs as well as taxable reimbursement of auto benefits for eligible vehicles.
Housing allowance	The incremental cost to provide reasonable accommodation for Mr. Creel in Calgary.
Financial and tax planning	For Mr. Creel, financial and tax planning services according to his current contract.
Additional Medical

CP encourages executives to participate in the executive medical program. Under the U.S. medical benefit plan, available to all U.S. employees, the majority of the cost of a medical examination is covered by the plan. Only additional services for the executive medical are paid for by CP. In Canada, executive medicals are not covered under any general benefit plan.

Club memberships	Included in the perquisites program available to all senior executives.
401K plan	Mr. Creel, Mr. Johnson, Mr. Brooks and Mr. Pitz also receive matching contributions to the 401k plan.
ESPP match

Includes company contributions to the employee share purchase plan (ESPP). The named executives participate in the ESPP on the same terms and using the same formulas as for other participants. See page 46 to read more about the ESPP.

Employment agreements

Except for Mr. Creel, employment agreements for executive officers are set out in a standard offer letter template. The letters contain the standard terms as described in the CD&A and include an annual salary, participation in the short- and long-term incentive plans as approved annually by the Compensation Committee, participation in the benefit plans or programs generally available to management employees, and modest perquisites.

As of the publication of this proxy circular, all of our NEOs, have a two-year non-compete, non-solicitation agreement tied to their CP employment.

Mr. Creel’s employment agreement includes:

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

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards that were outstanding as of December 31, 2018. See Long-term incentives beginning on page 19 for more information about our stock option and share-based awards.

		Option-based awards					Share-based awards
Name	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)
Keith Creel	4-Feb-2013	59,325	115.78	4-Feb-2023	7,502,240
	22-Feb-2013	53,350	119.18	22-Feb-2023	6,565,251
	31-Jan-2014	39,900	168.84	31-Jan-2024	2,928,660
	24-Jul-2014	47,940	210.32	24-Jul-2024	1,530,245
	23-Jan-2015	33,910	175.92	23-Jan-2025	78,642
	22-Jan-2016	55,250	116.80	22-Jan-2026	4,584,128
	20-Jan-2017	33,884	150.99	20-Jan-2024	1,230,960
	1-Feb-2017	18,762	151.14	1-Feb-2024	677,759
	1-Feb-2017	177,225	151.14	1-Feb-2024	6,402,079
	22-Jan-2018	43,148	185.85	22-Jan-2025	-
	6-Feb-2013					DSU			7,639,983
	23-Feb-2016					PSU			7,171,365
	21-Feb-2017					PSU	22,691	5,498,153
	15-Feb-2018					PSU	18,437	4,467,496
Total		562,694			31,499,964		41,128	9,965,649	14,811,348
Nadeem Velani	2-Apr-2013	2,310	126.34	2-Apr-2023	267,729
	31-Jan-2014	1,820	168.84	31-Jan-2024	133,588
	23-Jan-2015	1,539	218.78	23-Jan-2025	36,105
	22-Jan-2016	2,927	165.74	22-Jan-2026	223,916
	20-Jan-2017	4,644	201.49	20-Jan-2024	189,243
	22-Jan-2018	13,260	231.66	22-Jan-2025	140,291
	26-Feb-2014					DSU			162,106
	19-Feb-2015					DSU			82,016
	24-Feb-2017					DSU	123	29,760	119,041
	23-Feb-2016					PSU			369,992
	21-Feb-2017					PSU	3,973	962,328
	15-Feb-2018					PSU	5,251	1,272,015
Total		26,500			990,872		9,347	2,264,103	733,155
Robert Johnson	2-Jul-2013	3,640	129.54	2-Jul-2023	410,228
	31-Jan-2014	5,870	168.84	31-Jan-2024	430,858
	23-Jan-2015	5,198	175.92	23-Jan-2025	12,055
	22-Jan-2016	8,244	116.80	22-Jan-2026	684,010
	20-Jan-2017	11,557	150.99	20-Jan-2024	419,850
	22-Jan-2018	9,385	185.85	22-Jan-2025	-
	24-Jun-2013					DSU			1,361,630
	27-Feb-2018					DSU	160	38,713	154,852
	23-Feb-2016					PSU			1,070,185
	21-Feb-2017					PSU	4,935	1,195,862
	15-Feb-2018					PSU	4,010	971,619
Total		43,894			1,957,001		9,105	2,206,194	2,586,667
John Brooks	25-Feb-2010	900	51.17	25-Feb-2020	171,963
	24-Feb-2011	3,200	65.06	24-Feb-2021	566,976
	1-Apr-2012	2,850	75.71	1-Apr-2022	474,611
	7-Dec-2012	2,345	97.70	7-Dec-2022	338,946
	22-Feb-2013	1,900	119.18	22-Feb-2023	233,814
	31-Jan-2014	1,440	168.84	31-Jan-2024	105,696
	23-Jan-2015	2,506	175.92	23-Jan-2025	5,812
	22-Jan-2016	4,340	116.80	22-Jan-2026	360,093
	20-Jan-2017	2,610	150.99	20-Jan-2024	94,818
	22-Jan-2018	4,195	185.85	22-Jan-2025	-
	6-Sep-2012					DSU			242,014
	23-Feb-2016					PSU			563,488
	21-Feb-2017					PSU	2,206	534,426
	15-Feb-2018					PSU	1,792	434,299
		26,286			2,352,729		3,998	968,725	805,502

		Option-based awards					Share-based awards
Name	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)
Laird Pitz	23-Jan-2015	4,584	175.92	23-Jan-2025	10,631
	22-Jan-2016	5,426	116.80	22-Jan-2026	450,199
	20-Jan-2017	4,753	150.99	20-Jan-2024	172,670
	22-Jan-2018	4,387	185.85	22-Jan-2025	-
	19-Feb-2015					DSU			428,961
	23-Feb-2016					DSU	524	126,954	507,817
	23-Feb-2016					PSU			938,983
	21-Feb-2017					PSU	2,029	491,761
	15-Feb-2018					PSU	1,874	454,073
Total		19,150			633,500		4,427	1,072,788	1,875,761

Notes:

Options

In general, regular options granted before 2017 vest 25% each year for four years beginning on the anniversary of the grant date and expire 10 years from the grant date. Grants made in 2017 and onwards expire 7 years from the grant date.

All exercise prices for grants received prior to 2015 are shown in Canadian dollars. With respect to Mr. Creel, Mr. Johnson, Mr. Brooks and Mr. Pitz, exercise prices for option awards that were granted in 2015 or later are shown in U.S. dollars. Prior to 2015, all exercise prices are in Canadian dollars and all of Mr. Velani’s exercise prices are shown in Canadian dollars.

Value of unexercised in-the-money options at 2018 year-end

Based on $242.24, our closing share price on the TSX on December 31, 2018. For all the named executives, except Mr. Velani, option awards made in 2015 or later have been valued based on US$177.62, our closing share price on the NYSE on December 31, 2018 and converted into Canadian dollars using a year-end exchange rate of $1.3642.

Mr. Creel was awarded performance stock options on July 24, 2014. These options vested upon meeting certain performance hurdles: 50% of the options vested upon CP achieving an annual operating ratio of 63%, and the other 50% vested upon CP achieving an annual operating income of $2,618 million. The options became exercisable on June 1, 2018.

Mr. Creel was also awarded performance stock options on February 1, 2017. These options will vest on February 1, 2022 provided certain performance metrics are achieved. The amount reflects the market value of performance stock options that have not vested based on US$177.62, our closing share price on the NYSE on December 31, 2018 and converted into Canadian dollars using a year-end exchange rate of $1.3642.

For Mr. Velani, the value of unvested PSUs and DSUs is based on $242.24, our closing share price on the TSX on December 31, 2018.

Mr. Creel, Mr. Johnson, Mr. Brooks and Mr. Pitz: the value of PSUs or DSUs is based on US$177.62, our closing share price on the NYSE on December 31, 2018, converted into Canadian dollars using a year-end exchange rate of $1.3642.

PSUs assume a payout at target (100%) for the 2017 and 2018 grants. The 2016 PSU value reflects a payout at 177% on the award which includes dividends earned up to the payment date.

Vested and unvested DSU awards are deferred and cannot be redeemed until the executive leaves the company.

Incentive plan awards – value vested or earned during the year

The table below shows the amount of incentive compensation that vested or was paid in 2018.

Name	Option-based awards - value vested during the year ($)	Share-based awards - value vested during the year ($)	Non-equity incentive plan compensation - value earned during the year ($)
Keith Creel	3,905,340	7,171,365	3,148,551
Nadeem Velani	145,738	386,050	1,032,596
Robert Johnson	386,683	1,220,335	778,392
John Brooks	141,622	563,488	602,177
Laird Pitz	239,420	1,022,962	560,593

Notes:

Share-based awards – value vested during the year

The value includes DSUs that have vested during the year and are valued on the day of vesting, as well as the 2016 PSUs that vested at 177% on December 31, 2018 including dividends earned up to the payment date.

The PSU value realized on vesting is calculated by multiplying the number of shares acquired on vesting by $259.49, the average 30-day trading price of our shares prior to December 31, 2018 on the TSX for Mr. Velani, and US$194.42 on the NYSE for Mr. Creel, Mr. Johnson, Mr. Brooks and Mr. Pitz converted to Canadian dollars using the year-end exchange rate of $1.3642 and by multiplying that product by the achieved performance factor.

Option exercises and vested stock awards

The table below shows the options exercised and sold by the named executives in 2018.

Name	Number of options exercised and sold	Option exercise price ($)	Value realized ($)
Keith Creel	60,000	115.78	9,567,201
Nadeem Velani	0	0	0
Robert Johnson	0	0	0
John Brooks	0	0	0
Laird Pitz	3,150	187.00	260,295

Value realized is calculated using the actual market price of the shares acquired upon exercise of the respective options less the exercise price for those options. The values are in Canadian dollars.

Equity compensation plan information

The table below shows the securities authorized for issuance under equity compensation plans at December 31, 2018. These include the issuance of securities upon exercise of options outstanding under the management stock option incentive plan and the director stock option plan.

The table also shows the remaining number of shares available for issuance and includes 340,000 shares under the director stock option plan. On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,533,598	176.02	1,641,047
Equity compensation plans not approved by security holders	-	-	-
Total	1,533,598	176.02	1,641,047

The number of securities to be issued upon exercise of outstanding options, warrants and rights in the previous table includes 59,325 unexercised options granted as a stand-alone award to Mr. Creel in 2013. See page 22 to read more about the management stock option incentive plan. You can also read about the two equity compensation plans in our audited consolidated financial statements for the year ended December 31, 2018, available on our website (investor.cpr.ca/financials), and on SEDAR (www.sedar.com) and EDGAR (www.sec.gov).

Employee Share Purchase Program

CP’s ESPP is available to all employees and provides the opportunity to purchase voting shares on the open market through payroll deductions which aligns employees’ interests with those of shareholders. Employees may contribute between 1% and 10% of their base salary to the ESPP every pay period. CP provides a 33% match on the first 6% of non-unionized and specified unionized employees’ contributions which vest at the end of the four consecutive quarters. Employees must remain participants of the ESPP at the time of vesting in order to receive the CP match.

As of December 31, 2018, approximately 41% of employees participated in ESPP.

Retirement plans

Canadian pension plans

Mr. Creel and Mr. Velani participated in our defined contribution plan (DC plan) in 2018.

Participants contribute between 4% and 6% of their earnings depending on their age and years of service, and the company contributes between 4% and 8% of earnings. Total contributions are limited to the maximum allowed under the Income Tax Act (Canada) ($26,500 for 2018).

Defined contribution plan table

	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	842,518	430,053	1,262,991
Nadeem Velani	315,592	138,925	455,364

Mr. Creel and Mr. Velani also participate in a defined contribution supplemental plan (DC SERP), a non-registered plan that provides benefits in excess of the Income Tax Act (Canada) limits for the DC plan. Specifically, the DC SERP provides a company contribution equal to 6% of a participant’s base salary and annual bonus. Company contributions vest after two years and employees do not contribute to the plan.

U.S. retirement plans

Our U.S. retirement program has five elements:

•	a qualified defined benefit pension plan which provides automatic employer contributions (closed plan)
•	a non-qualified defined benefit pension plan (closed plan) for certain employees whose compensation exceeds the U.S. Internal Revenue Code (the “Code”) limits (US$220,000 for 2018)
•	a voluntary qualified 401(k) plan with employer match
•	a qualified defined contribution plan which provides automatic employer contributions
•	a non-qualified defined contribution plan for certain employees whose compensation exceeds the Code limits (US$275,000 for 2018)

CP Pension Plan for U.S. Management Employees (closed plan)

CP sponsors a defined benefit pension plan comprised of a Basic Defined Benefit Pension Plan (Basic DB Plan) and a Supplemental Pension (Supplemental Pension Plan) for earnings in excess of the IRS compensation limits in the Basic DB Plan, which provides retirement benefits in excess of the benefits payable from the Basic DB Plan. The benefit is based on age, service and a percentage of final average compensation.

The pension formula uses the final average monthly earnings and calculates a benefit of 0.5% up to the Tier 1 Railroad Retirement Board limit and 1.25% in excess of that limit, and multiplies that by the years of service to a maximum of 30 years. An unreduced pension is available for all employees under this plan as early as age 62 with 30 years of service with the normal retirement benefit payable at age 65.

Mr. Brooks participated in the Basic DB Plan in 2018.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-Compensatory change ($)	Closing present value of defined benefit obligation ($)
Name	At December 31, 2018	At age 65	At year end ($)	At age 65 ($)
John Brooks	10.17	27.25	81,285	217,800	477,084	166,898	(72,711)	571,271

401(k) plan

Individuals can make pre-tax contributions to the 401(k) plan subject to limitations imposed by the U.S. Internal Revenue Service. The company provides a matching contribution of 50% on the first 6% of eligible earnings. All contributions vest immediately.

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

Supplemental defined contribution plan (U.S. DC SERP)

The U.S. DC SERP is an unfunded, non-qualified defined contribution plan that provides an additional company contribution equal to 6% of eligible earnings without regard to the limitations imposed by the IRS in the U.S. Eligible earnings include base salary and annual bonus. In addition, for earnings in excess of the limitations imposed by the U.S. Internal Revenue Code, an additional 3.5% contribution is made. Company contributions cliff vest at the end of three years.

Mr. Creel, Mr. Johnson and Mr. Pitz participate in the U.S. DC SERP in 2018.

The table below shows the U.S. Salaried Retirement Income Plan and U.S. DC SERP account information in 2018.

	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	844,355	22,156	821,911
Robert Johnson	298,426	105,825	391,619
Laird Pitz	187,392	87,126	261,149

The values in the table have been converted to Canadian dollars using the 2018 average exchange rate of $1.2957.

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

The table below shows the number of DSUs outstanding and their value based on our closing share price on December 31, 2018.

	Unvested DSUs (#)	Vested DSUs (#)	Total units ($)	Value as at December 31, 2018 ($)
Keith Creel	-	31,530	31,530	7,640,009
Nadeem Velani	123	1,499	1,622	392,913
Robert Johnson	160	6,258	6,418	1,555,140
John Brooks	-	999	999	242,067
Laird Pitz	524	3,866	4,390	1,063,737

We valued the outstanding DSUs using $242.24, our closing share price on the TSX on December 31, 2018 for Mr. Velani, and US$177.62, our closing share price on the NYSE and converted to Canadian dollars using a year-end exchange rate of $1.3642 for Mr. Creel, Mr. Johnson, Mr. Brooks and Mr. Pitz.

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

Mr. Creel is covered under the terms of his employment agreement effective January 31, 2017, as amended December 18, 2018 with terms effective as of January 1, 2019, that includes non-competition, non-solicitation and confidentiality restrictions. Mr. Velani, Mr. Johnson, Mr. Brooks and Mr. Pitz are subject to the same terms as all other employees for voluntary termination, retirement, termination for cause and change in control, however, Mr. Velani, Mr. Brooks and Mr. Pitz signed a non-competition, non-solicitation agreement in 2018 that also had confidentiality restrictions.

	Resignation	Retirement	Termination with cause	Termination without cause	Change in control
Severance	None	None	None	Mr. Creel: 24 months of base salary Other named executives: per legislative requirements	None
Short-term incentive	Forfeited	Award for current year is pro-rated to retirement date	Forfeited	Equal to the target award for severance period for Mr. Creel Other named executives: award for current year is pro-rated to termination date as per plan	None
DSUs	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested units vest early if the holder is terminated following change in control
Performance share units	Forfeited

Award continues to vest based on performance factors and executive is entitled to receive the full value as long as they have worked for six months of the performance period, otherwise the award is forfeited

			Forfeited	Pro-rated based on active service within the performance period	Only vest if the executive is terminated following a change in control PSUs vest at target, pro-rated based on active service within the performance period
Stock options	Vested options are exercisable for 30 days or until the expiry date, whichever comes first Unvested options are forfeited Performance stock options are forfeited	Options continue to vest Award expires five years after the retirement date or the normal expiry date, whichever is earlier Performance stock options are forfeited	Forfeited	Vested options are exercisable for six months following termination as well as any options that vest during the six-month period Performance stock options are forfeited	Options only vest early if the option holder is terminated following the change in control Performance stock options are forfeited
Pension	No additional value	No additional value	No additional value	No additional value	No additional value
ESPP shares	Unvested shares are forfeited	Unvested shares vest	Unvested shares are forfeited	Unvested shares vest	Unvested shares vest
Benefits	End on resignation	Post-retirement life insurance of $50,000 and a health spending account based on years of service (same for all employees)	End on resignation	None	None
Perquisites	Any unused flex perquisite dollars are forfeited	Any unused flex perquisite dollars are forfeited	Any unused flex perquisite dollars are forfeited	Any unused flex perquisite dollars are forfeited	Any unused flex perquisite dollars are forfeited

The next table shows the estimated incremental amounts that would be paid to Mr. Creel if his employment had been terminated without cause on December 31, 2018. There is no excise tax gross-up provision for any termination benefit.

		Severance payment
Name	Severance period (# of months)	Base pay ($)	Short-term incentive ($)	Additional retirement benefits ($)	Other benefits ($)	Value of vesting of options and equity-based awards ($)	Payable on termination without cause ($)
Keith Creel	24	3,069,450	3,683,340	-	32,251	6,797,388	13,582,429

Notes:

•	Other benefits include the value of accelerated vesting of shares purchased under the Employee Share Purchase Plan
•

Value of vesting of options and equity-based awards is the value of options vesting within six months following termination in accordance with our stock option plan, and the prorated value as of the termination date of PSU awards. It is based on $242.24, our closing share price on the TSX on December 31, 2018 and US$177.62, the closing price of our shares on the NYSE, converted into Canadian dollars using a year-end exchange rate of 1.3642

Director compensation

Our director compensation program shares the same objective as our executive compensation program: to attract and retain qualified directors and to align the interests of directors and shareholders.

Flat fee retainer

We pay directors a flat fee, which reflects the director’s ongoing oversight and responsibilities throughout the year and attendance at Board and committee meetings.

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

The table below shows the flat fee retainers for 2018. In 2018, Canadian directors’ fees were converted to Canadian dollars and the number of DDSUs received was based on the trading price of our shares on the TSX. U.S. directors were paid in U.S. dollars and the number of DDSUs they received was based on the trading price of our shares on the NYSE.

Annual Retainer
Board Chair retainer	US$395,000
Director retainer	US$200,000
Committee chair retainer	US$ 30,000

We reimburse directors for travel and out-of-pocket expenses related to attending their Board and committee meetings and other business on behalf of CP.

Mr. Creel does not receive any director compensation because he is compensated in his role as President and CEO.

Benchmarking

Similar to executive compensation, we benchmark director compensation so we can attract the right director talent and be competitive with the market. We amended our peer group to consist of twelve capital-intensive Canadian companies as follows:

Cenovus Energy Inc. Enbridge Inc. Imperial Oil Limited BCE Inc. GoldCorp Inc. Fortis Inc.	TransCanada Corporation Telus Corporation Rogers Communications Inc. Barrick Gold Corporation Kinross Gold Corporation Suncor Energy Inc.

We also look at the director compensation of the Class 1 railroads as a secondary reference.

Independent advice

The Governance Committee may engage an independent consultant with respect to director compensation. The Governance Committee makes its own decisions, which may reflect factors and considerations other than the information and recommendations provided by its external consultant. The Governance Committee did not engage an external compensation consultant in 2018.

2018 director compensation

We paid directors a total of approximately $2,524,539 in 2018 as detailed in the table below. Directors receive a flat fee retainer to cover their ongoing oversight and responsibilities throughout the year and their attendance at Board and committee meetings.

Directors receive 100% of their annual retainer in director deferred share units (DDSUs) until they have met their share ownership requirements. After that, directors are required to receive at least 50% of their compensation in DDSUs. The total represents the approximate dollar value of DDSUs credited to each director’s DDSU account in 2018, based on the closing fair market value of our common shares on the grant date plus the cash portion paid where a director elected to receive a portion of compensation in cash.

Mr. Creel does not receive director compensation because he is compensated in his role as President and CEO (see pages 26 to 30 for details).

Name	Fees earned ($)	Share-based awards(2)(4) ($)	Option-based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation(3) ($)	Total ($)
John Baird	-	262,849	-	-	-	1,000	263,849
Isabelle Courville(1)	151,366	151,138	-	-	-	1,000	303,504
Jill Denham	-	262,849	-	-	-	1,000	263,849
Rebecca MacDonald	-	302,276	-	-	-	1,000	303,276
Edward Monser(5)	-	10,611	-	-	-	1,000	11,611
Matthew Paull	-	298,909	-	-	-	1,000	299,909
Jane Peverett	-	302,276	-	-	-	1,000	303,276
Andrew Reardon	-	513,344	-	-	-	1,000	514,344
Gordon Trafton	-	259,921	-	-	-	1,000	260,921
Notes:
(1)	Until the end of 2018, Ms. Courville elected to receive 50% of her annual director compensation in DDSUs with the remaining 50% paid in cash.
(2)

The value of the share-based awards has been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC 718) using the grant date fair value, which is prescribed by the DDSU plan.

(3)	Each director was provided with a $1,000 donation to the charity of their choice in December 2018 in gratitude for their year of service. This amount appears under All other compensation.
(4)

All directors were paid in U.S. dollars and the value of their share-based awards, and cash payments, as applicable, have been converted to Canadian dollars using the 2018 average exchange rate of $1.2957.

(5)	Mr. Monser joined the Board in December, 2018. His 2018 compensation was pro-rated accordingly.

The Governance Committee reviews director compensation every two to three years based on the directors’ responsibilities and time commitment and the compensation provided by comparable companies. Each director is paid an annual retainer of US$200,000. Committee chairs receive an additional US$30,000 per year and the Board Chair receives an annual retainer of US$395,000. No changes were made to the director compensation program in 2018.

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards that are outstanding as of December 31, 2018.

	Option-based awards					Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)(1)
John Baird	-	-	-	-	-	-	-	1,059,316
Isabelle Courville	-	-	-	-	-	-	-	1,704,158
Jill Denham	-	-	-	-	-	-	-	631,520
Rebecca MacDonald	-	-	-	-	-	-	-	2,568,228
Edward Monser	-	-	-	-	-	-	-	11,146
Matthew Paull	-	-	-	-	-	-	-	1,126,253
Jane Peverett	-	-	-	-	-	-	-	612,625
Andrew Reardon	-	-	-	-	-	-	-	3,098,650
Gordon Trafton	-	-	-	-	-	-	-	617,646

(1)

Calculated based on the closing price of our shares on December 31, 2018 on the TSX ($242.24), in the case of directors resident in Canada, and on the NYSE (US$177.62) which was converted to Canadian dollars using the year-end exchange rate of $1.3642, in the case of the directors resident in the U.S.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 – “Executive Compensation—Equity Compensation Plan Information” for information regarding our equity compensation plans on page 6.

Beneficial Ownership Table

The table below sets forth the number and percentage of outstanding shares of our common stock beneficially owned by each person, or group of persons, known by Canadian Pacific based on publicly available information as of April 17, 2019, to own beneficially more than five percent of our common stock, each of our directors, each of our NEOs and all directors and executive officers as a group.

Name of beneficial owner	Shares of common stock beneficially owned	Percent of common stock outstanding	Additional underlying shares(d)
John Baird(a)	–	–	–
Isabelle Courville(a)	900	*	–
Jill Denham(a)	–	–	–
Rebecca MacDonald(a)	–	–	–
Edward Monser(a)	–	–	–
Matthew Paull(a)	3,000	*	–
Jane Peverett(a)	–	–	–
Andrew Reardon(a)	453	*	–
Gordon T. Trafton(a)	–	–	–
Keith Creel(b)	3,118	*	312,974
John Brooks(b)	1,904	*	20,751
Robert Johnson(b)	590	*	29,071
Laird Pitz(b)	67	*	11,676
Nadeem Velani(b)	1,090	*	13,502
TCI Fund Management Limited(c)	7,835,316	5.58%	–
All current executive officers and directors as a group	402,806	*	N/A

*	Represents less than one percent of the outstanding common stock.
(a)

See Directors’ Profiles in “Item 10. Directors, Executive Officers and Corporate Governance” above for disclosure with respect to DDSUs. The address of each director is c/o Canadian Pacific, 7550 Ogden Dale Road S.E., Calgary, Alberta, T2C 4X9.

(b)

See “Compensation Details – Deferred Compensation Plans” in Item 11. Executive Compensation, for disclosure with respect to NEO DSUs. The address of each executive officer is c/o Canadian Pacific, 7550 Ogden Dale Road S.E., Calgary, Alberta, T2C 4X9.

(c)

Based upon statements in the Schedule 13G filed by TCI Fund Management Limited (“TCI Fund”) and Christopher Hohn on February 14, 2019, TCI Fund and Mr. Hohn have (i) shared voting power over 7,835,316 shares of CP’s common stock; and (ii) shared dispositive power of 7,835,316 shares of CP’s common stock. The Children’s Investment Master Fund (“TCIF”) is the investment manager of TCI Fund and Talos Capital DAC (“Talos”). Mr. Hohn, as managing director of TCIF, may be deemed to beneficially own the shares held by the TCI Fund and Talos. The address of each of TCI Fund and Mr. Hohn is 7 Clifford Street, London W1S 2FT, United Kingdom.

(d)	Represents stock options held that were exercisable as of April 17, 2019 or within 60 days thereafter.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions

Directors, officers and employees are required to report any related party transactions to comply with our code of business ethics.

In 2018, there were no transactions between CP and a related person as described in Item 404 of Regulation S-K, which defines a related person as:

•	a director, nominated director or executive officer of CP,
•	an immediate family member of a director, nominated director or executive officer, or
•	someone who beneficially owns more than 5% of our shares or a member of their immediate family.

Any director who has a material interest in a transaction or agreement involving CP must disclose the interest to the CEO and the Chair of the Board immediately, and does not participate in any discussions or votes on the matter.

The Board reviews related party transactions when it does its annual review of director independence. Our accounting and legal departments review any related party transactions reported by officers and employees.

Independence

The Board has adopted standards for director independence based on the criteria of the NYSE, SEC and CSA.

It reviews director independence continually and annually using director questionnaires as well as by reviewing updated biographical information, meeting with directors individually, and conducting a comprehensive assessment of all business and other relationships and interests of each director with respect to CP and our subsidiaries. In 2018, the Board determined that each director, except for Mr. Creel, is independent in accordance with the standards for independence established by the NYSE and NI 58-101 Disclosure of Corporate Governance Practices. Mr. Creel is not independent because of his position as President and Chief Executive Officer of CP.

The Board has also determined that each member of the Audit Committee meets the additional independence standards for audit committee members under Section 10A(m)(3) and Rule 10A-3(b)(1) of the Exchange Act, and Section 1.5 of NI 52-110 Audit Committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below shows the fees we paid to Deloitte in 2018 and 2017 for audit and non-audit services.

For the year ended December 31	2018		2017
Audit fees for audit of our annual financial statements, reviews of quarterly reports and services relating to statutory and regulatory filings or engagements (including attestation services and audit or interim review of financial statements of certain subsidiaries and certain pension and benefits plans, and advice on accounting and/or disclosure matters)	$3,800,200		$3,834,100

Audit-related fees for assurance and services related to the audit but not included in the audit fees above, including securities filings	$138,800		$21,000	(1)

Tax fees for services relating to tax compliance, tax planning and tax advice and access fees for taxation database resources	$121,000		$153,100

All other fees for services provided relating to CP’s corporate sustainability report and accounting training	$54,000	(1)	$34,600

Total	$4,114,100		$4,021,800

NOTE:

(1)	In 2017, accounting training was presented under the heading, Audit-related fees. In 2018, accounting training is presented under the heading, All other fees.

Pre-approval of audit services and fees

The Audit Committee has a written policy for pre-approving audit and non-audit services by the independent auditor and their fees, in accordance with the laws and requirements of stock exchanges and securities regulatory authorities.

The policy sets out the following governance procedures:

•	the Audit Committee pre-approves the terms of the annual engagement of the external auditor

•	the Board pre-approves the fees for the annual engagement and budgeted amounts for the audit and the Audit Committee pre-approves the fees for non-audit services at least annually

•

the Vice-President, Financial Planning and Accounting submits reports at least quarterly to the Audit Committee listing the services that were performed or planned to be performed by the external auditor

•

any additional non-audit services to be provided by the external auditor that were not included in the list of pre-approved services or exceed the budgeted amount by more than 10% must each be pre-approved by the Audit Committee or the committee chair. The committee chair must report any additional pre-approvals at the next committee meeting

•	the Audit Committee reviews the policy as necessary to make sure it continues to reflect our needs

•	our chief internal auditor monitors compliance with the policy.

The Audit Committee or committee chair must be satisfied that any services it pre-approves will not compromise the independence of the external auditor. The committee pre-approved all services performed by the external auditor in 2018, in accordance with the policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Part IV (Item 15) of the 2018 Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(b)	Exhibits

Exhibits are listed in the exhibit index below.

Exhibit	Description

31.1*	CEO Rule 13a-14(a) Certifications relating to this Amendment No. 1 on Form 10-K/A

31.2*	CFO Rule 13a-14(a) Certifications relating to this Amendment No. 1 on Form 10-K/A

*	Filed with this Amendment No. 1 on Form 10-K/A

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)

By:	/s/ KEITH CREEL
Keith Creel
President and Chief Executive Officer

Dated: April 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 23, 2019.

Signature	Title

* Keith Creel	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ NADEEM VELANI Nadeem Velani	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Andrew F. Reardon	Chairman of the Board of Directors

* John R. Baird	Director

* Isabelle Courville	Director

* Gillian H. Denham	Director

* Rebecca MacDonald	Director

* Edward Monser	Director

* Matthew H. Paull	Director

* Jane L. Peverett	Director

* Gordon T. Trafton	Director

*By:	/s/ NADEEM VELANI
Nadeem Velani
Attorney-in-Fact