Form 10-Q
period 2019-03-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2019-04-24
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 22, 2019, there were 139,824,714 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2019	2018
Revenues (Note 3)
Freight	$1,726	$1,625
Non-freight	41	37
Total revenues	1,767	1,662
Operating expenses
Compensation and benefits	406	374
Fuel	209	215
Materials	57	55
Equipment rents	35	33
Depreciation and amortization	160	170
Purchased services and other	357	275
Total operating expenses	1,224	1,122

Operating income	543	540
Less:
Other (income) expense (Note 5)	(47)	51
Other components of net periodic benefit recovery (Note 13)	(97)	(96)
Net interest expense	114	115
Income before income tax expense	573	470
Income tax expense (Note 6)	139	122
Net income	$434	$348

Earnings per share (Note 7)
Basic earnings per share	$3.10	$2.41
Diluted earnings per share	$3.09	$2.41

Weighted-average number of shares (millions) (Note 7)
Basic	140.1	144.4
Diluted	140.5	144.8

Dividends declared per share	$0.6500	$0.5625
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2019	2018
Net income	$434	$348
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	16	(20)
Change in derivatives designated as cash flow hedges	2	21
Change in pension and post-retirement defined benefit plans	20	29
Other comprehensive income before income taxes	38	30
Income tax (expense) recovery on above items	(22)	6
Other comprehensive income (Note 4)	16	36
Comprehensive income	$450	$384
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2019	2018
Assets
Current assets
Cash and cash equivalents	$352	$61
Accounts receivable, net	744	815
Materials and supplies	182	173
Other current assets	98	68
	1,376	1,117
Investments	201	203
Properties (Note 9)	18,312	18,418
Goodwill and intangible assets	198	202
Pension asset	1,352	1,243
Other assets (Note 9)	471	71
Total assets	$21,910	$21,254
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$1,312	$1,449
Long-term debt maturing within one year (Note 8, 9, 11)	496	506
	1,808	1,955
Pension and other benefit liabilities	714	718
Other long-term liabilities (Note 9)	598	237
Long-term debt (Note 8, 9, 11)	8,427	8,190
Deferred income taxes	3,549	3,518
Total liabilities	15,096	14,618
Shareholders’ equity
Share capital	1,997	2,002
Additional paid-in capital	46	42
Accumulated other comprehensive loss (Note 4)	(2,027)	(2,043)
Retained earnings	6,798	6,635
	6,814	6,636
Total liabilities and shareholders’ equity	$21,910	$21,254
Contingencies (Note 14)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2019	2018
Operating activities
Net income	$434	$348
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	160	170
Deferred income taxes (Note 6)	38	41
Pension recovery and funding (Note 13)	(88)	(72)
Foreign exchange (gain) loss on debt and lease liabilities (Note 5)	(45)	49
Other operating activities, net	45	(21)
Change in non-cash working capital balances related to operations	(131)	(118)
Cash provided by operating activities	413	397
Investing activities
Additions to properties	(224)	(241)
Proceeds from sale of properties and other assets	6	4
Other	(1)	(1)
Cash used in investing activities	(219)	(238)
Financing activities
Dividends paid	(91)	(82)
Issuance of CP Common Shares	4	8
Purchase of CP Common Shares (Note 10)	(207)	(298)
Issuance of long-term debt, excluding commercial paper (Note 8)	397	—
Repayment of long-term debt, excluding commercial paper	(5)	(5)
Cash provided by (used in) financing activities	98	(377)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(1)	5
Cash position
Increase (decrease) in cash and cash equivalents	291	(213)
Cash and cash equivalents at beginning of period	61	338
Cash and cash equivalents at end of period	$352	$125

Supplemental disclosures of cash flow information:
Income taxes paid	$149	$104
Interest paid	$149	$143
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2018, as previously reported	140.5	$2,002	$42	$(2,043)	$6,635	$6,636
Impact of accounting change (Note 2)	—	—	—	—	(5)	(5)
Balance at January 1, 2019, as restated	140.5	$2,002	$42	$(2,043)	$6,630	$6,631
Net income	—	—	—	—	434	434
Other comprehensive income (Note 4)	—	—	—	16	—	16
Dividends declared ($0.6500 per share)	—	—	—	—	(91)	(91)
Effect of stock-based compensation expense	—	—	5	—	—	5
CP Common Shares repurchased (Note 10)	(0.7)	(10)	—	—	(175)	(185)
Shares issued under stock option plan	—	5	(1)	—	—	4
Balance at March 31, 2019	139.8	$1,997	$46	$(2,027)	$6,798	$6,814
Balance at January 1, 2018	144.9	$2,032	$43	$(1,741)	$6,103	$6,437
Net income	—	—	—	—	348	348
Other comprehensive income (Note 4)	—	—	—	36	—	36
Dividends declared ($0.5625 per share)	—	—	—	—	(81)	(81)
Effect of stock-based compensation expense	—	—	4	—	—	4
CP Common Shares repurchased (Note 10)	(1.3)	(20)	—	—	(298)	(318)
Shares issued under stock option plan	0.1	10	(2)	—	—	8
Balance at March 31, 2018	143.7	$2,022	$45	$(1,705)	$6,072	$6,434
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

1    Basis of presentation

These unaudited interim consolidated financial statements of Canadian Pacific Railway Limited (“CP”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2018 annual consolidated financial statements and notes included in CP's 2018 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing the 2018 annual consolidated financial statements, except for the newly adopted accounting policy discussed in Note 2.

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

2    Accounting changes

Implemented in 2019

Leases

On January 1, 2019, the Company adopted the new Accounting Standards Update ("ASU") 2016-02, issued by the Financial Accounting Standards Board ("FASB"), and all related amendments under FASB Accounting Standards Codification ("ASC") Topic 842, Leases. Using the cumulative-effect adjustment transition approach, the Company recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In January 2019, the Company adapted existing internal controls and implemented a lease management system to assist in delivering the required accounting changes. To facilitate the transition, the Company made policy choices to utilize available practical expedients provided by the new standard, including the:

•
Acceptance of the package of practical expedients, permitting the Company not to reassess lease existence, classification, and capitalization of initial direct costs previously determined for all leases under Topic 840, Leases;

•	Acceptance of the previous accounting treatment for land easements where Topic 840 was not applied; and

•	Use of hindsight at transition to determine lease term length.

Finance leases were transitioned with no significant changes to existing balances. Operating leases with fixed terms and in-substance fixed terms were transitioned by recognizing both an operating lease liability and right-of-use ("ROU") asset. Operating lease liabilities and ROU assets were calculated at the present value of remaining lease payments using the Company’s incremental borrowing interest rate as at January 1, 2019. ROU assets were further modified to include previously accrued balances for prepayments and initial direct costs, but reduced for accrued lease incentives. The Company did not recognize operating lease liabilities or ROU assets for leases requiring variable payment not dependent on an index or rate, or short term leases with a term of 12 months or less.

The standard had a material impact on the Company's Interim Consolidated Balance Sheets, but did not have a significant impact on its Interim Consolidated Statements of Income. The most significant impact was the recognition of operating lease ROU assets and operating lease liabilities, while the Company's accounting of finance leases remained substantially unchanged.

The impact of the adoption of ASC 842 as at January 1, 2019 is as follows:

(in millions of Canadian dollars)	As reported December 31, 2018	New lease standard cumulative-effect	As restated January 1, 2019
Assets
Properties	$18,418	$(12)	$18,406
Other assets	71	399	470
Liabilities
Accounts payable and accrued liabilities	$1,449	$58	$1,507
Other long-term liabilities	237	337	574
Deferred income taxes	3,518	(3)	3,515
Shareholders' equity
Retained earnings	$6,635	$(5)	$6,630

There was no significant impact to lessor accounting upon the adoption of ASC 842.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2019	2018
Freight
Grain	$380	$357
Coal	158	151
Potash	114	112
Fertilizers and sulphur	57	61
Forest products	73	66
Energy, chemicals and plastics	315	257
Metals, minerals, and consumer products	173	183
Automotive	76	71
Intermodal	380	367
Total freight revenues	1,726	1,625
Non-freight excluding leasing revenues	26	23
Revenues from contracts with customers	1,752	1,648
Leasing revenues	15	14
Total revenues	$1,767	$1,662

Contract liabilities

	For the three months ended March 31
(in millions of Canadian dollars)	2019	2018
Balance at January 1	$2	$2
Balance at March 31	$73	$2

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue and are presented as components of Accounts payable and accrued liabilities and Other long-term liabilities on the Company's Interim Consolidated Balance Sheets. Revenue recognized during the three months ended March 31, 2019 included in contract liabilities at the beginning of the period was $2 million (March 31, 2018 - $2 million). Increases in contract liabilities arising from cash received net of amounts recognized as revenue on satisfaction of performance obligations, was $71 million.

4    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2019	$113	$(62)	$(2,094)	$(2,043)
Other comprehensive loss before reclassifications	—	(1)	(1)	(2)
Amounts reclassified from accumulated other comprehensive loss	—	2	16	18
Net other comprehensive income	—	1	15	16
Closing balance, March 31, 2019	$113	$(61)	$(2,079)	$(2,027)
Opening balance, January 1, 2018	$109	$(89)	$(1,761)	$(1,741)
Other comprehensive income (loss) before reclassifications	—	13	(1)	12
Amounts reclassified from accumulated other comprehensive loss	—	2	22	24
Net other comprehensive income	—	15	21	36
Closing balance, March 31, 2018	$109	$(74)	$(1,740)	$(1,705)
(1) Amounts are presented net of tax.
Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	2019	2018
Amortization of prior service costs(1)	$—	$(1)
Recognition of net actuarial loss(1)	21	30
Total before income tax	21	29
Income tax recovery	(5)	(7)
Total net of income tax	$16	$22
(1) Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

5    Other (income) expense

	For the three months ended March 31
(in millions of Canadian dollars)	2019	2018
Foreign exchange (gain) loss on debt and lease liabilities	$(45)	$49
Other foreign exchange gains	(3)	(1)
Other	1	3
Other (income) expense	$(47)	$51

6    Income taxes

	For the three months ended March 31
(in millions of Canadian dollars)	2019	2018
Current income tax expense	$101	$81
Deferred income tax expense	38	41
Income tax expense	$139	$122

The effective tax rates for the three months ended March 31, 2019 was 24.24%, compared to 25.92% for the same period in 2018.

For the three months ended March 31, 2019, the effective tax rate excluding the discrete item of the foreign exchange ("FX") gain of $45 million on debt and lease liabilities, was 25.75%.

For the three months ended March 31, 2018, the effective tax rate excluding the discrete items of the FX loss of $49 million on the Company's U.S. dollar-denominated debt was 24.75%.

7    Earnings per share

At March 31, 2019, the number of shares outstanding was 139.8 million (March 31, 2018 - 143.7 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended March 31
(in millions)	2019	2018
Weighted-average basic shares outstanding	140.1	144.4
Dilutive effect of stock options	0.4	0.4
Weighted-average diluted shares outstanding	140.5	144.8

For the three months ended March 31, 2019, there were 0.2 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2018 - 0.2 million).

8    Debt

Issuance of long-term debt

During the first quarter of 2019, the Company issued $400 million 3.150% 10-year notes due March 13, 2029 for net proceeds of $397 million. These Notes pay interest semi-annually and are unsecured but carry a negative pledge.

9 Leases

The Company has operating leases for rolling stock, buildings, vehicles, railway equipment, and roadway machines, and finance leases for rolling stock. CP has entered into rolling stock leases that are fully variable or contain both fixed and variable components. Variable components are dependent on the hours and miles that the underlying equipment has been used. Fixed term, short-term, and variable operating lease costs are recorded in Equipment rents and Purchased services and other on the Company's Interim Consolidated Income Statements. Components of finance lease costs are recorded in Depreciation and amortization and Net interest expense on the Company's Interim Consolidated Income Statements.

The Company determines lease existence and classification at the lease inception date. Leases are identified when an agreement conveys the right to control identified property for a period of time in exchange for consideration. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in Other assets, Accounts payable and accrued liabilities, and Other long-term liabilities on the Company's Interim Consolidated Balance Sheets. Finance leases are included in Properties, Long-term debt maturing within one year, and Long-term debt on the Company's Interim Consolidated Balance Sheets.

Operating and finance lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments include fixed and variable payments that are based on an index or a rate. As most of the Company's leases do not provide a readily determinable implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Operating and finance lease ROU assets also include lease prepayments and initial direct costs, but are reduced by lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise these options. The Company’s leases have remaining terms from one to 12 years, some of which include options to extend for up to an additional 10 years and some of which include options to terminate within one year.

The Company has short-term operating leases with terms of 12 months or less, some of which include options to purchase that the Company is not reasonably certain to exercise. The Company has elected to apply the recognition exemption and, as such, accounts for leases with a term of 12 months or less off-balance sheet. Therefore, lease payments on these short-term operating leases are not included in operating lease ROU assets and liabilities, but are recognized as an expense in the Company's Consolidated Statements of Income on a straight-line basis over the term of the lease. Further, the Company has elected to combine lease and non-lease components for all leases, except for leases of roadway machines.

Residual value guarantees are provided on certain rolling stock and vehicle operating leases. Cumulatively, these guarantees are limited to $2 million and are not included in lease liabilities as it is not currently probable that any amounts will be owed under these residual value guarantees.

The components of lease expense are as follows:

For the three months ended March 31
(in millions of Canadian dollars)	2019
Operating lease cost	$22
Short-term lease cost	1
Variable lease cost	1

Finance Lease Cost
Amortization of right-of use-assets	2
Interest on lease liabilities	3

Total lease costs	$29

Supplemental balance sheet information related to leases is as follows:

As at March 31
(in millions of Canadian dollars)	2019
Operating Leases
Other assets	$394

Accounts payable and accrued liabilities	71
Other long-term liabilities	315

Finance Leases
Properties, net book value	$179

Long-term debt maturing within one year	5
Long-term debt	150

Weighted Average Remaining Lease Term
Operating leases	8 years
Finance leases	5 years

Weighted Average Discount Rate
Operating leases	3.50%
Finance leases	7.12%

Supplemental information related to leases is as follows:

For the three months ended March 31
(in millions of Canadian dollars)	2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$28
Operating cash flows from finance leases	3
Financing cash flows from finance leases	1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$9

Maturities of lease liabilities are as follows:

	As at March 31, 2019
(in millions of Canadian dollars)	Finance Leases	Operating Leases
2019	$6	$67
2020	9	70
2021	9	55
2022	111	48
2023	9	49
Thereafter	30	154
Total lease payments	$174	$443
Less: Imputed interest	19	57
Present value of lease payments	$155	$386

10    Shareholders' equity

On October 19, 2018, the Company announced a new normal course issuer bid ("NCIB"), commencing October 24, 2018, to purchase up to 5.68 million of its Common Shares in the open market for cancellation before October 23, 2019. As at March 31, 2019, the Company had purchased 2.89 million Common Shares for $753 million under this NCIB program.

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

The following table describes activities under the share repurchase program:

	For the three months ended March 31
	2019	2018
Number of Common Shares repurchased(1)	707,678	1,435,700
Weighted-average price per share(2)	$261.73	$221.76
Amount of repurchase (in millions)(2)	$185	$318
(1) Includes shares repurchased but not yet canceled at quarter end.
(2) Includes brokerage fees.

11    Financial instruments

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

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt:

(in millions of Canadian dollars)	March 31, 2019	December 31, 2018
Long-term debt (including current maturities):
Fair value	$10,175	$9,639
Carrying value	8,923	8,696

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive income” for the three months ended March 31, 2019 was an unrealized FX gain of $120 million (three months ended March 31, 2018 - unrealized FX loss of $151 million).

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

Forward starting swaps

During the second quarter of 2018, the Company settled a notional U.S. $500 million of forward starting swaps related to the U.S. $500 million 4.000% 10-year Notes issued in the same period. The fair value of these derivative instruments at the time of settlement was a loss of U.S. $19 million ($24 million). The changes in fair value from the forward starting swaps for the three months ended March 31, 2019 was $nil (three months ended March 31, 2018 - gain of $19 million). This was recorded in "Accumulated other comprehensive loss”, net of tax, and is being reclassified to "Net interest expense" on the Interim Consolidated Statements of Income until the underlying hedged notes are repaid.

For the three months ended March 31, 2019, a net loss of $2 million related to settled forward starting swap hedges has been amortized to “Net interest expense” (three months ended March 31, 2018 - a net loss of $3 million). The Company expects that during the next twelve months, an additional $9 million of net losses will be amortized to “Net interest expense”.

12    Stock-based compensation

At March 31, 2019, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2019 of $34 million (three months ended March 31, 2018 - an expense of $14 million).

Stock option plan

In the three months ended March 31, 2019, under CP’s stock option plans, the Company issued 215,537 options at the weighted-average price of $271.84 per share, based on the closing price on the grant date.

Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at the grant date was approximately $14 million. The weighted-average fair value assumptions were approximately:

For the three months ended March 31, 2019
Grant price	$271.84
Expected option life (years)(1)	5.00
Risk-free interest rate(2)	2.24%
Expected stock price volatility(3)	25.05%
Expected annual dividends per share(4)	$2.6000
Expected forfeiture rate(5)	6.00%
Weighted-average grant date fair value per option granted during the period	$63.65

(1)
Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour was used to estimate the expected life of the option.

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

Performance share unit plan

In the three months ended March 31, 2019, the Company issued 128,010 PSUs with a grant date fair value of approximately $34 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs is measured periodically until settlement, using either a lattice-based valuation model or a Monte Carlo simulation model.

The performance period for 127,431 PSUs issued in the three months ended March 31, 2019 is January 1, 2019 to December 31, 2021, and the performance factors for these PSUs are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I Railways. The performance factors for the remaining 579 PSUs are annual revenue for the fiscal year 2020, diluted EPS for the fiscal year 2020, and share price appreciation.

The performance period for the PSUs issued in 2016 was January 1, 2016 to December 31, 2018. The performance factors for these PSUs were Operating Ratio, ROIC, TSR compared to the S&P/TSX 60 index, and TSR compared to Class I railways. The resulting payout was 177% of the outstanding units multiplied by the Company's average share price that was calculated using the last 30 trading days preceding December 31, 2018. In the first quarter of 2019, payouts occurred on the total outstanding awards, including dividends reinvested, totaling $54 million on 117,228 outstanding awards.

Deferred share unit plan

In the three months ended March 31, 2019, the Company granted 13,179 DSUs with a grant date fair value of approximately $3 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

13    Pension and other benefits

In the three months ended March 31, 2019, the Company made contributions of $11 million (three months ended March 31, 2018 - $1 million, which is net of a $10 million refund of plan surplus) to its defined benefit pension plans. Net periodic benefit costs for defined benefit pension plans and other benefits recognized in the three months ended March 31, 2019 and 2018 included the following components:

	For the three months ended March 31
	Pensions		Other benefits
(in millions of Canadian dollars)	2019	2018	2019	2018
Current service cost (benefits earned by employees)	$27	$30	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	112	110	5	4
Expected return on fund assets	(237)	(239)	—	—
Recognized net actuarial loss	21	29	2	1
Amortization of prior service costs	—	(1)	—	—
Total other components of net periodic benefit (recovery) cost	(104)	(101)	7	5
Net periodic benefit (recovery) cost	$(77)	$(71)	$10	$8

14    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2019 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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

(2)
Québec’s Attorney General sued CP in the Québec Superior Court initially claiming $409 million in damages, which claim was amended and reduced to $315 million (the “Province’s Action”). The Province’s Action alleges that CP exercised custody or control over the petroleum crude oil until its delivery to Irving Oil and was negligent in that custody and control. The province alleges that CP is jointly and severally liable with third parties responsible for the derailment and vicariously liable for the acts and omissions of MMAC.

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

(8)
The Trustee (the “WD Trustee”) for the wrongful death trust (the “WD Trust”), as defined and established by the Estate Representative under the Plans, asserts Carmack Amendment claims against CP in North Dakota federal court (the “Carmack Claims”). The WD Trustee seeks to recover approximately $6 million for damaged rail cars and lost crude and recover the settlement amounts the consignor and the consignee paid to the bankruptcy estates, alleged to be $110 million and $60 million, respectively. On CP’s motion, the District Court in North Dakota dismissed the Carmack Claims on timeliness grounds. The WD Trustee appealed this decision to the Eighth Circuit Court of Appeals ("8CCA"), who reversed that decision and remanded the matter back to the District Court. CP sought reconsideration by the 8CCA, but the 8CCA denied rehearing. CP filed a petition for judicial review of this decision to the Supreme Court on February 13, 2019. The WD Trustee’s response is due April 24, 2019. This petition is pending. Failing this judicial review, CP will seek dismissal of the Carmack Claims on various other grounds.

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

The expense included in “Purchased services and other” for the three months ended March 31, 2019 was $1 million (three months ended March 31, 2018 - $1 million). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at March 31, 2019 was $81 million (December 31, 2018 - $82 million). Payments are expected to be made over 10 years through 2029.

15 Condensed consolidating financial information

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

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,244	$482	$—	$1,726
Non-freight	—	29	114	(102)	41
Total revenues	—	1,273	596	(102)	1,767
Operating expenses
Compensation and benefits	—	274	130	2	406
Fuel	—	165	44	—	209
Materials	—	38	15	4	57
Equipment rents	—	33	2	—	35
Depreciation and amortization	—	96	64	—	160
Purchased services and other	—	278	187	(108)	357
Total operating expenses	—	884	442	(102)	1,224
Operating income	—	389	154	—	543
Less:
Other (income) expense	(5)	(43)	1	—	(47)
Other components of net periodic benefit (recovery) expense	—	(98)	1	—	(97)
Net interest (income) expense	(1)	122	(7)	—	114
Income before income tax expense and equity in net earnings of subsidiaries	6	408	159	—	573
Less: Income tax expense	—	104	35	—	139
Add: Equity in net earnings of subsidiaries	428	124	—	(552)	—
Net income	$434	$428	$124	$(552)	$434

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,155	$470	$—	$1,625
Non-freight	—	27	89	(79)	37
Total revenues	—	1,182	559	(79)	1,662
Operating expenses
Compensation and benefits	—	257	115	2	374
Fuel	—	168	47	—	215
Materials	—	35	15	5	55
Equipment rents	—	31	2	—	33
Depreciation and amortization	—	104	66	—	170
Purchased services and other	—	218	143	(86)	275
Total operating expenses	—	813	388	(79)	1,122
Operating income	—	369	171	—	540
Less:
Other expense (income)	6	48	(3)	—	51
Other components of net periodic benefit recovery	—	(96)	—	—	(96)
Net interest expense (income)	8	114	(7)	—	115
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(14)	303	181	—	470
Less: Income tax expense	—	86	36	—	122
Add: Equity in net earnings of subsidiaries	362	145	—	(507)	—
Net income	$348	$362	$145	$(507)	$348

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$434	$428	$124	$(552)	$434
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	120	(104)	—	16
Change in derivatives designated as cash flow hedges	—	2	—	—	2
Change in pension and post-retirement defined benefit plans	—	19	1	—	20
Other comprehensive income (loss) before income taxes	—	141	(103)	—	38
Income tax expense on above items	—	(22)	—	—	(22)
Equity accounted investments	16	(103)	—	87	—
Other comprehensive income (loss)	16	16	(103)	87	16
Comprehensive income	$450	$444	$21	$(465)	$450

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$348	$362	$145	$(507)	$348
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(150)	130	—	(20)
Change in derivatives designated as cash flow hedges	—	21	—	—	21
Change in pension and post-retirement defined benefit plans	—	28	1	—	29
Other comprehensive (loss) income before income taxes	—	(101)	131	—	30
Income tax recovery on above items	—	6	—	—	6
Equity accounted investments	36	131	—	(167)	—
Other comprehensive income	36	36	131	(167)	36
Comprehensive income	$384	$398	$276	$(674)	$384

Interim Condensed Consolidating Balance Sheets
As at March 31, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$226	$126	$—	$352
Accounts receivable, net	—	562	182	—	744
Accounts receivable, intercompany	131	166	207	(504)	—
Short-term advances to affiliates	—	1,205	4,681	(5,886)	—
Materials and supplies	—	145	37	—	182
Other current assets	—	78	20	—	98
	131	2,382	5,253	(6,390)	1,376
Long-term advances to affiliates	1,090	5	91	(1,186)	—
Investments	—	26	175	—	201
Investments in subsidiaries	11,195	12,032	—	(23,227)	—
Properties	—	9,592	8,720	—	18,312
Goodwill and intangible assets	—	—	198	—	198
Pension asset	—	1,352	—	—	1,352
Other assets	—	141	330	—	471
Deferred income taxes	6	—	—	(6)	—
Total assets	$12,422	$25,530	$14,767	$(30,809)	$21,910
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$93	$864	$355	$—	$1,312
Accounts payable, intercompany	3	335	166	(504)	—
Short-term advances from affiliates	5,512	370	4	(5,886)	—
Long-term debt maturing within one year	—	496	—	—	496
	5,608	2,065	525	(6,390)	1,808
Pension and other benefit liabilities	—	637	77	—	714
Long-term advances from affiliates	—	1,180	6	(1,186)	—
Other long-term liabilities	—	229	369	—	598
Long-term debt	—	8,373	54	—	8,427
Deferred income taxes	—	1,851	1,704	(6)	3,549
Total liabilities	5,608	14,335	2,735	(7,582)	15,096
Shareholders’ equity
Share capital	1,997	537	5,946	(6,483)	1,997
Additional paid-in capital	46	1,663	94	(1,757)	46
Accumulated other comprehensive (loss) income	(2,027)	(2,027)	736	1,291	(2,027)
Retained earnings	6,798	11,022	5,256	(16,278)	6,798
	6,814	11,195	12,032	(23,227)	6,814
Total liabilities and shareholders’ equity	$12,422	$25,530	$14,767	$(30,809)	$21,910

Condensed Consolidating Balance Sheets
As at December 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$42	$19	$—	$61
Accounts receivable, net	—	629	186	—	815
Accounts receivable, intercompany	125	167	224	(516)	—
Short-term advances to affiliates	—	1,602	4,651	(6,253)	—
Materials and supplies	—	136	37	—	173
Other current assets	—	39	29	—	68
	125	2,615	5,146	(6,769)	1,117
Long-term advances to affiliates	1,090	5	93	(1,188)	—
Investments	—	24	179	—	203
Investments in subsidiaries	11,443	12,003	—	(23,446)	—
Properties	—	9,579	8,839	—	18,418
Goodwill and intangible assets	—	—	202	—	202
Pension asset	—	1,243	—	—	1,243
Other assets	—	57	14	—	71
Deferred income taxes	6	—	—	(6)	—
Total assets	$12,664	$25,526	$14,473	$(31,409)	$21,254
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$115	$1,017	$317	$—	$1,449
Accounts payable, intercompany	4	344	168	(516)	—
Short-term advances from affiliates	5,909	341	3	(6,253)	—
Long-term debt maturing within one year	—	506	—	—	506
	6,028	2,208	488	(6,769)	1,955
Pension and other benefit liabilities	—	639	79	—	718
Long-term advances from affiliates	—	1,182	6	(1,188)	—
Other long-term liabilities	—	120	117	—	237
Long-term debt	—	8,135	55	—	8,190
Deferred income taxes	—	1,799	1,725	(6)	3,518
Total liabilities	6,028	14,083	2,470	(7,963)	14,618
Shareholders’ equity
Share capital	2,002	538	5,946	(6,484)	2,002
Additional paid-in capital	42	1,656	92	(1,748)	42
Accumulated other comprehensive (loss) income	(2,043)	(2,043)	839	1,204	(2,043)
Retained earnings	6,635	11,292	5,126	(16,418)	6,635
	6,636	11,443	12,003	(23,446)	6,636
Total liabilities and shareholders’ equity	$12,664	$25,526	$14,473	$(31,409)	$21,254

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$687	$198	$219	$(691)	$413
Investing activities
Additions to properties	—	(141)	(83)	—	(224)
Proceeds from sale of properties and other assets	—	4	2	—	6
Advances to affiliates	—	(250)	(30)	280	—
Repayment of advances to affiliates	—	643	—	(643)	—
Other	—	—	(1)	—	(1)
Cash provided by (used in) investing activities	—	256	(112)	(363)	(219)
Financing activities
Dividends paid	(91)	(691)	—	691	(91)
Issuance of CP Common Shares	4	—	—	—	4
Purchase of CP Common Shares	(207)	—	—	—	(207)
Issuance of long-term debt, excluding commercial paper	—	397	—	—	397
Repayment of long-term debt, excluding commercial paper	—	(5)	—	—	(5)
Advances from affiliates	250	30	—	(280)	—
Repayment of advances from affiliates	(643)	—	—	643	—
Cash (used in) provided by financing activities	(687)	(269)	—	1,054	98
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	—	—	(1)
Cash position
Increase in cash and cash equivalents	—	184	107	—	291
Cash and cash equivalents at beginning of period	—	42	19	—	61
Cash and cash equivalents at end of period	$—	$226	$126	$—	$352

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$65	$392	$135	$(195)	$397
Investing activities
Additions to properties	—	(122)	(119)	—	(241)
Proceeds from sale of properties and other assets	—	3	1	—	4
Advances to affiliates	—	(307)	—	307	—
Repayment of advances to affiliates	—	—	502	(502)	—
Repurchase of share capital from affiliates	—	423	—	(423)	—
Other	—	—	(1)	—	(1)
Cash (used in) provided by investing activities	—	(3)	383	(618)	(238)
Financing activities
Dividends paid	(82)	(82)	(113)	195	(82)
Return of share capital to affiliates		—	(423)	423	—
Issuance of CP Common Shares	8	—	—	—	8
Purchase of CP Common Shares	(298)	—	—	—	(298)
Repayment of long-term debt, excluding commercial paper	—	(5)	—	—	(5)
Advances from affiliates	307	—	—	(307)	—
Repayment of advances from affiliates	—	(502)	—	502	—
Cash used in financing activities	(65)	(589)	(536)	813	(377)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	2	3	—	5
Cash position
Decrease in cash and cash equivalents	—	(198)	(15)	—	(213)
Cash and cash equivalents at beginning of period	—	241	97	—	338
Cash and cash equivalents at end of period	$—	$43	$82	$—	$125

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three months ended March 31, 2019 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2018 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

First Quarter of 2019 Results

During the first quarter of 2019, the Company experienced severe winter operating conditions and an increase in the frequency and severity of casualty incidents and derailments. As a result, the Company incurred significant costs for weather fighting, direct casualty costs, and higher operating costs. During this period and the subsequent network recovery the Company also experienced losses and deferrals of potential revenues.

•
Financial performance - In the first quarter of 2019, CP reported Diluted earnings per share ("EPS") of $3.09, an increase of 28% as compared to the same period of 2018. Net income was $434 million in the first quarter of 2019, an increase of 25% as compared to the same period in 2018. These increases were primarily due to foreign exchange ("FX") translation gains on debt and lease liabilities in 2019. Adjusted diluted EPS, which excludes the FX translation gains on debt and lease liabilities, was $2.79 in the first quarter of 2019, an increase of 3% compared to the same period of 2018. This increase was primarily due to lower average outstanding shares due to the Company’s share repurchase program.

CP reported an Operating ratio of 69.3% in the first quarter of 2019, a 180 basis point increase as compared to the same period of 2018. This increase was primarily due to increased operating expense associated with higher casualty costs and additional weather related costs caused by harsh winter operating conditions, partially offset by higher freight revenues mainly driven by higher rates.

Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Total revenues - Total revenues increased by 6% in the first quarter of 2019 to $1,767 million from $1,662 million in the same period of 2018. This increase was driven primarily by higher rates and the favourable impact of the change in FX.

•
Operating performance - CP's average train speed increased by 2% to 21.1 miles per hour due to completion of network infrastructure projects in 2018, partially offset by the impact of harsh winter operating conditions and network disruptions. Average train weight decreased by 1% to 8,868 tons and average train length decreased by 1% to 7,165 feet due to the implementation of CP's winter contingency plan resulting in shorter and lighter trains within the operating plan. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended March 31
	2019	2018(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	64,854	64,411	1
Train miles (thousands)	7,823	7,642	2
Average train weight – excluding local traffic (tons)	8,868	8,989	(1)
Average train length – excluding local traffic (feet)	7,165	7,229	(1)
Average terminal dwell (hours)	7.9	7.9	—
Average train speed (miles per hour, or "mph")	21.1	20.6	2
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.014	0.984	3
Total Employees and Workforce
Total employees (average)	12,844	12,173	6
Total employees (end of period)	12,995	12,328	5
Workforce (end of period)	13,037	12,398	5
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.97	1.57	25
FRA train accidents per million train-miles	1.62	1.19	36

(1)	Certain figures have been updated to reflect new information or have been revised to conform with current presentation.

Operations Performance

These key measures of operating performance reflect how effective CP’s management is at controlling costs and executing the
Company’s operating plan and strategy. CP continues to drive further productivity improvements in its operations, allowing the Company to deliver superior service and grow its business at low incremental cost.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

•
A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs increased by 1% in the first quarter of 2019 compared to the same period of 2018. This increase was primarily due to increased volumes of petroleum products, international intermodal, Potash, and Coal, as well as re-routing traffic due to the impact of harsh winter operating conditions and network disruptions. This increase was partially offset by decreased volumes of frac sand, U.S. grain, and crude.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles increased by 2% in the first quarter of 2019 compared to the same period of 2018. This increase reflected the impact of a 1% increase in workload (GTMs) and an increase due to the impact of harsh winter conditions on operating plan productivity.

•
Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. Average train weight decreased by 1% in the first quarter of 2019 compared to the same period of 2018. This decrease was due to the implementation of CP's winter contingency plan resulting in shorter and lighter trains within the operating plan.

•
Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length decreased by 1% in the first quarter of 2019 compared to the same period of 2018. This decrease was due to the implementation of CP's winter contingency plan resulting in shorter trains within the operating plan.

•
Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell was unchanged in the first quarter of 2019 compared to the same period of 2018.

•
Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed increased by 2% in the first quarter of 2019 compared to the same period of 2018. This increase in speed was due to completion of network infrastructure projects in 2018, partially offset by the impact of harsh winter operating conditions and network disruptions.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel efficiency decreased by 3% in the first quarter of 2019 compared to the same period of 2018. This decrease in efficiency was primarily due to decreased train and locomotive productivity as a result of harsh winter conditions and network disruptions.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with CP. The average number of total employees increased by 6% in first quarter of 2019 compared to the same period of 2018. The total number of employees as at March 31, 2019 was 12,995, an increase of 667, or 5%, compared to 12,328 as at March 31, 2018.

Workforce is defined as total employees plus contractors and consultants. The total workforce as at March 31, 2019 was 13,037, an increase of 639, or 5%, compared to 12,398 as at March 31, 2018. The increases in the number of total employees and workforce is to accommodate current and anticipated volume growth.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees, and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.97 in the first quarter of 2019, an increase from 1.57 in the same period of 2018.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train-miles was 1.62 in the first quarter of 2019, an increase from 1.19 in the same period of 2018.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the first quarter ended March 31, 2019 and the comparative figures in 2018. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2019	2018
Financial Performance
Revenues	$1,767	$1,662
Operating income	543	540
Net income	434	348
Adjusted income(1)	392	390
Basic EPS	3.10	2.41
Diluted EPS	3.09	2.41
Adjusted diluted EPS(1)	2.79	2.70
Dividends declared per share	0.6500	0.5625
Cash provided by operating activities	413	397
Free cash(1)	193	164
	As at March 31, 2019	As at December 31, 2018
Financial Position
Total assets	$21,910	$21,254
Total long-term debt, including current portion	8,923	8,696
Shareholders’ equity	6,814	6,636
	For the twelve months ended March 31
	2019	2018
Financial Ratios
Return on invested capital ("ROIC")(1)	15.6%	19.5%
Adjusted ROIC(1)	15.9%	14.6%
	For the three months ended March 31
	2019	2018
Operating ratio(2)	69.3%	67.5%

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

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Income

Operating income was $543 million in the first quarter of 2019, an increase of $3 million, or 1%, from $540 million in the same period of 2018. This increase was primarily due to:

•	higher freight rates;

•	lower fuel price; and

•	the favourable impact of the change in FX of $19 million.

This increase was partially offset by:

•	increased operating expense associated with higher casualty costs;

•	increased weather related costs as a result of harsh winter operating conditions; and

•	higher stock-based compensation driven primarily by an increase in the stock price.

Net income was $434 million in the first quarter of 2019, an increase of $86 million, or 25%, from $348 million in the same period of 2018. This increase was primarily due to FX translation gains on debt and lease liabilities compared to FX translation losses on debt in the same period of 2018 and higher operating income, partially offset by higher taxes primarily due to higher taxable income.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $392 million in the first quarter of 2019, an increase of $2 million, or 1%, from $390 million in the same period of 2018. This increase was primarily due to higher operating income, partially offset by higher taxes primarily due to higher effective tax rates excluding discrete items.

Diluted Earnings per Share

Diluted EPS was $3.09 in the first quarter of 2019, an increase of $0.68, or 28%, from $2.41 in the same period of 2018. This increase was primarily due to higher Net income and the lower average number of outstanding shares due to the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2.79 in the first quarter of 2019, an increase of $0.09, or 3%, from $2.70 in the same period of 2018. This increase was primarily due to the lower average number of outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 69.3% in the first quarter of 2019, a 180 basis point increase from 67.5% in the same period of 2018. This increase was primarily due to:

•	increased operating expense associated with higher casualty costs;

•	increased weather related costs as a result of harsh winter operating conditions; and

•	a higher stock-based compensation driven primarily by an increase in the stock price;

This increase was partially offset by higher freight rates and lower fuel price.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 15.6% for the twelve months ended March 31, 2019, a 390 basis point decrease compared to 19.5% for the twelve months ended March 31, 2018. This decrease was due to:

•	a higher invested capital base due to higher Retained earnings from Net income;

•	higher Income tax expenses due to income tax recoveries from tax rate changes in the twelve months ended March 31, 2018; and

•	the unfavourable impact of the change in FX translation on debt and lease liabilities.

This decrease was partially offset by higher operating income and higher Other components of net periodic benefit recoveries.

Adjusted ROIC was 15.9% for the twelve months ended March 31, 2019, a 130 basis point increase compared to 14.6% for the twelve months ended March 31, 2018. This increase was primarily due to higher Adjusted operating income and higher Other components of net periodic benefit recoveries. This was partially offset by the increase in adjusted average Shareholders' equity primarily due to higher Net income and higher tax expense due to higher taxable earnings. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings
Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. In the first quarter of 2019, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $44 million, an increase in total operating expenses of $25 million, and an increase in interest expense of $5 million from the same period in 2018.

On April 19, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.34 Canadian dollar.

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

Average exchange rates (Canadian/U.S. dollar)	2019	2018
For the three months ended March 31	$1.33	$1.27

Ending Exchange rates (Canadian/U.S. dollar)	2019	2018
Beginning of year - January 1	$1.36	$1.25
End of quarter - March 31	$1.34	$1.29

	For the three months ended March 31
High/Low exchange rates (Canadian/U.S. dollar)	2019	2018
High	$1.36	$1.31
Low	$1.31	$1.23

In the first quarter of 2019, the impact of the weaker Canadian dollar relative to the U.S. dollar resulted in an increase in total revenues of $44 million, an increase in operating expenses of $25 million and an increase in net interest expense of $5 million from the same period in 2018.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three months ended March 31, 2019 and the comparative periods in 2018.

Average Fuel Price (U.S. dollars per U.S. gallon)	2019	2018
For the three months ended - March 31	$2.40	$2.70

The impact of fuel price on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the first quarter of 2019, the impact of fuel prices on earnings was $23 million. Lower fuel prices resulted in a decrease in total operating expenses of $19 million, and the timing of recoveries from CP's fuel cost adjustment program resulted in an increase in total revenues of $4 million from the same period in 2018.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") for the three months ended March 31, 2019 and the comparative periods in 2018.

TSX (in Canadian dollars)	2019	2018
Opening Common Share price, as at January 1	$242.24	$229.66
Ending Common Share price, as at March 31	$275.34	$227.20
Change in Common Share price for the three months ended March 31	$33.10	$(2.46)

NYSE (in U.S. dollars)	2019	2018
Opening Common Share price, as at January 1	$177.62	$182.76
Ending Common Share price, as at March 31	$206.03	$176.50
Change in Common Share price for the three months ended March 31	$28.41	$(6.26)

In the first quarter of 2019, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $13 million compared to a decrease of $2 million in the same period in 2018.

The impact of share price on stock-based compensation is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Share Price Impact on Stock-Based Compensation section.

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents, and crew costs. Non-freight revenues are generated from leasing of certain assets; other arrangements, including logistical services and contracts with passenger service operators; and switching fees.

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,726	$1,625	$101	6	3
Non-freight revenues (in millions)	41	37	4	11	11
Total revenues (in millions)	$1,767	$1,662	$105	6	4
Carloads (in thousands)	635.6	649.1	(13.5)	(2)	N/A
Revenue ton-miles (in millions)	36,002	36,355	(353)	(1)	N/A
Freight revenue per carload (in dollars)	$2,716	$2,503	$213	9	6
Freight revenue per revenue ton-mile (in cents)	4.79	4.47	0.32	7	4

(1)
Freight revenues include fuel surcharge revenues of $107 million in 2019 and $101 million in 2018. 2019 and 2018 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $1,726 million in the first quarter of 2019, an increase of $101 million, or 6%, from $1,625 million in the same period of 2018. This increase was primarily due to higher freight revenue per revenue ton-mile due to higher freight rates, the the favourable impact of the change in FX of $44 million, and higher volumes of petroleum products, Potash, and international intermodal. This was partially offset by lower volumes of frac sand, U.S. grain, and crude.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the first quarter of 2019 were 36,002 million, a decrease of 1% compared with 36,355 million in the same period of 2018. This decrease was mainly attributable to decreases in frac sand, U.S. grain, and crude. This decrease was partially offset by higher volumes of petroleum products, Potash, and international intermodal.

Non-freight revenues were $41 million in the first quarter of 2019, an increase of $4 million, or 11%, from $37 million in the same period of 2018. This increase was primarily due to higher logistical services revenue and switching fees.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues include fuel surcharge revenues of $107 million in the first quarter of 2019, an increase of $6 million, or 6%, from $101 million in the same period in 2018. This increase was primarily due to the timing of recoveries from CP's fuel cost adjustment program, which represented $4 million of the change.
Lines of Business

Grain

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$380	$357	$23	6	4
Carloads (in thousands)	92.8	97.7	(4.9)	(5)	N/A
Revenue ton-miles (in millions)	8,352	8,729	(377)	(4)	N/A
Freight revenue per carload (in dollars)	$4,089	$3,650	$439	12	9
Freight revenue per revenue ton-mile (in cents)	4.55	4.09	0.46	11	8

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $380 million in the first quarter of 2019, an increase of $23 million, or 6%, from $357 million in the same period of 2018. The increase was primarily driven by increased freight revenue per revenue ton-mile, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of U.S. grain, primarily corn, to the Pacific Northwest. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for regulated Canadian grain.

Coal

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$158	$151	$7	5	3
Carloads (in thousands)	70.4	72.8	(2.4)	(3)	N/A
Revenue ton-miles (in millions)	5,232	5,218	14	—	N/A
Freight revenue per carload (in dollars)	$2,237	$2,079	$158	8	7
Freight revenue per revenue ton-mile (in cents)	3.01	2.90	0.11	4	3

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $158 million in the first quarter of 2019, an increase of $7 million, or 5%, from $151 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs increased more than carloads due to moving proportionately more Canadian coal, which has a longer length of haul.

Potash

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$114	$112	$2	2	(2)
Carloads (in thousands)	37.9	37.3	0.6	2	N/A
Revenue ton-miles (in millions)	4,573	4,381	192	4	N/A
Freight revenue per carload (in dollars)	$2,996	$3,010	$(14)	—	(3)
Freight revenue per revenue ton-mile (in cents)	2.48	2.56	(0.08)	(3)	(6)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $114 million in the first quarter of 2019, an increase of $2 million, or 2%, from $112 million in the same period of 2018. This increase was primarily due to higher export potash volumes, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to moving proportionately more export volumes through the Port of Vancouver, which have a longer length of haul.
Fertilizers and Sulphur

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$57	$61	$(4)	(7)	(8)
Carloads (in thousands)	13.7	14.9	(1.2)	(8)	N/A
Revenue ton-miles (in millions)	902	1,061	(159)	(15)	N/A
Freight revenue per carload (in dollars)	$4,197	$4,074	$123	3	—
Freight revenue per revenue ton-mile (in cents)	6.38	5.74	0.64	11	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $57 million in the first quarter of 2019, a decrease of $4 million, or 7%, from $61 million in the same period of 2018. This decrease was primarily due to lower sulphur and wet fertilizer volumes. This decrease was partially offset by the favourable impact of the change in FX, and increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs decreased more than carloads due to moving proportionately less wet fertilizer to the U.S. Midwest, which has a longer length of haul.

Forest Products

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$73	$66	$7	11	7
Carloads (in thousands)	17.1	16.7	0.4	2	N/A
Revenue ton-miles (in millions)	1,179	1,122	57	5	N/A
Freight revenue per carload (in dollars)	$4,288	$3,937	$351	9	5
Freight revenue per revenue ton-mile (in cents)	6.23	5.84	0.39	7	3

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $73 million in the first quarter of 2019, an increase of $7 million, or 11%, from $66 million in the same period of 2018. This increase was due to higher volumes of newsprint, woodpulp, and lumber, the favourable impact of the change in FX, and increased freight revenue per ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs increased more than carloads due to moving proportionately more newsprint and woodpulp to Chicago, which has a longer length of haul.

Energy, Chemicals and Plastics

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$315	$257	$58	23	18
Carloads (in thousands)	78.8	74.2	4.6	6	N/A
Revenue ton-miles (in millions)	6,359	6,157	202	3	N/A
Freight revenue per carload (in dollars)	$3,998	$3,468	$530	15	12
Freight revenue per revenue ton-mile (in cents)	4.96	4.18	0.78	19	15

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $315 million in the first quarter of 2019, an increase of $58 million, or 23%, from $257 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, higher volumes of liquefied petroleum gas ("L.P.G."), fuel oil and diluents, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of crude oil due to the Government of Alberta's production curtailments. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads increased more than RTMs due to moving proportionately less crude to Kansas City, which has a longer length of haul.
Metals, Minerals and Consumer Products

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$173	$183	$(10)	(5)	(9)
Carloads (in thousands)	53.5	58.6	(5.1)	(9)	N/A
Revenue ton-miles (in millions)	2,448	2,924	(476)	(16)	N/A
Freight revenue per carload (in dollars)	$3,239	$3,126	$113	4	(1)
Freight revenue per revenue ton-mile (in cents)	7.07	6.27	0.80	13	8

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $173 million in the first quarter of 2019, a decrease of $10 million, or 5%, from $183 million in the same period of 2018. This decrease was primarily due to moving lower volumes of frac sand. This decrease was partially offset by the favourable impact of the change in FX, and increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs decreased more than carloads due to increased volumes of short haul metallic ore.

Automotive

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$76	$71	$5	7	3
Carloads (in thousands)	25.1	25.5	(0.4)	(2)	N/A
Revenue ton-miles (in millions)	335	305	30	10	N/A
Freight revenue per carload (in dollars)	$3,048	$2,792	$256	9	4
Freight revenue per revenue ton-mile (in cents)	22.84	23.32	(0.48)	(2)	(6)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $76 million in the first quarter of 2019, an increase of $5 million, or 7%, from $71 million in the same period of 2018. This increase was primarily due to higher revenue ton-miles of trucks and automobiles, and the favourable impact of the change in FX. RTMs increased due to growth in long haul volumes from Vancouver to eastern Canada. Carloads decreased as a result of lower short haul volumes from Ontario to Illinois and Michigan due to an extended plant recalibration.

Intermodal

For the three months ended March 31	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$380	$367	$13	4	2
Carloads (in thousands)	246.3	251.4	(5.1)	(2)	N/A
Revenue ton-miles (in millions)	6,622	6,458	164	3	N/A
Freight revenue per carload (in dollars)	$1,542	$1,458	$84	6	4
Freight revenue per revenue ton-mile (in cents)	5.74	5.68	0.06	1	—

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $380 million in the first quarter of 2019, an increase of $13 million, or 4%, from $367 million in the same period of 2018. This increase was primarily due to higher international volumes through the Port of Vancouver, the onboarding of a new domestic retail customer, and the favourable impact of the change in FX. RTMs increased while carloads decreased due to discontinuing expressway service, which had a shorter length of haul.

Operating Expenses

For the three months ended March 31 (in millions)	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$406	$374	$32	9	7
Fuel	209	215	(6)	(3)	(7)
Materials	57	55	2	4	4
Equipment rents	35	33	2	6	—
Depreciation and amortization	160	170	(10)	(6)	(7)
Purchased services and other	357	275	82	30	27
Total operating expenses	$1,224	$1,122	$102	9	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,224 million in the first quarter of 2019, an increase of $102 million, or 9%, from $1,122 million in the same period of 2018. This increase was primarily due to:

•	increased operating expense associated with higher casualty costs;

•	increased weather related costs as a result of harsh winter operating conditions;

•	the unfavourable impact of the change in FX of $25 million; and

•	higher stock-based compensation driven primarily by an increase in the stock price;

This increase was partially offset by lower fuel price and other reductions.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $406 million in the first quarter of 2019, an increase of $32 million, or 9%, from $374 million in the same period of 2018. This increase was primarily due to:

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	harsher winter operating conditions;

•	the unfavourable impact of change in FX of $6 million; and

•	wage and benefit inflation.

This increase was partially offset by lower incentive compensation.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $209 million in the first quarter of 2019, a decrease of $6 million, or 3%, from $215 million in the same period of 2018. This decrease was primarily due to the favourable impact of $19 million from lower fuel prices.

This decrease was partially offset by a decrease in fuel efficiency of approximately 3% due to decreased train and locomotive productivity as a result of harsh winter operating conditions and network disruptions and the unfavourable impact of the change in FX of $9 million.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car, and building maintenance and software sustainment. Materials expense was $57 million in the first quarter of 2019, an increase of $2 million, or 4%, from $55 million in the same period of 2018. This increase was due to increased locomotive units maintained and insourcing of maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $35 million in the first quarter of 2019, an increase of $2 million, or 6%, from $33 million in the same period of 2018. This increase was primarily due to the unfavourable impact of the change in FX of $2 million and lower receipts for CP cars offline.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $160 million in the first quarter of 2019, a decrease of $10 million, or 6%, from $170 million in the same period of 2018. This decrease was primarily due to the impact of depreciation studies and other adjustments, partially offset by a higher depreciable asset base and the unfavourable impact of the change in FX of $2 million.

Purchased Services and Other

For the three months ended March 31 (in millions)	2019	2018	Total Change	% Change
Support and facilities	$71	$66	$5	8
Track and operations	75	72	3	4
Intermodal	56	53	3	6
Equipment	32	34	(2)	(6)
Casualty	69	17	52	306
Property taxes	36	34	2	6
Other	18	1	17	1,700
Land sales	—	(2)	2	(100)
Total Purchased services and other	$357	$275	$82	30

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $357 million in the first quarter of 2019, an increase of $82 million, or 30%, from $275 million in the same period of 2018. This increase was primarily due to:

•	higher expenses due to the increased number and severity of casualty incidents, which were the result of difficult weather operating conditions, reported in Casualty;

•	a $10 million charge associated with a loss contingency, reported in Other;

•	higher snow removal and other weather related costs reported in Track and operations and Intermodal;

•	higher legal fees and vehicles repair costs reported in Support and facilities; and

•	the unfavourable impact of the change in FX of $6 million.

This increase was partially offset by the decrease in costs for locomotive warranty service agreements, reported in Equipment and lower right of way maintenance costs due to focus on weather-related activities, reported in Track and operations.

Other Income Statement Items

Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other income was $47 million in the first quarter of 2019, compared to an expense of $51 million in the same period of 2018, a change of $98 million, or 192%. This change was primarily due to FX translation gains on debt and lease liabilities of $45 million, compared to FX translation losses of $49 million on debt in the same period of 2018, discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic recovery was $97 million in the first quarter of 2019, compared to $96 million in the same period of 2018, an increase of $1 million or 1%. This increase was primarily due to a decrease in the recognized net actuarial loss.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $114 million in the first quarter of 2019, a decrease of $1 million, or 1%, from $115 million in the same period of 2018. This decrease was primarily due to a net reduction in interest charges of $6 million as the result of a lower effective interest rate and lower average debt levels from debt refinancing in 2018 and 2019, partially offset by the unfavourable impact of the change in FX of $5 million.

Income Tax Expense

Income tax expense was $139 million in the first quarter of 2019, an increase of $17 million, or 14%, from $122 million in the same period of 2018. This increase was due to higher taxable earnings and a higher effective tax rate compared to the same period of 2018.

The effective tax rate in the first quarter of 2019, including discrete items, was 24.24% compared to 25.92% in the same period of 2018. The effective tax rate in the first quarter of 2019, excluding discrete items, was 25.75% compared to 24.75% in 2018. This increase was primarily due to increased taxable earnings and a higher proportion of the Company's income earned in higher tax rate jurisdictions.

The Company expects an annualized effective tax rate in 2019 of approximately 25.5% to 26%. The Company’s 2019 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2018 Annual Report on Form 10-K.

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

As at March 31, 2019, the Company had $352 million of Cash and cash equivalents, U.S. $1.0 billion available under its revolving credit facility, and up to $541 million available under its letter of credit facilities (December 31, 2018 - $61 million of Cash and cash equivalents, U.S. $1.0 billion available under its revolving credit facility, and up to $540 million available under its letter of credit facilities).

As at March 31, 2019, the Company's revolving credit facility was undrawn (December 31, 2018 - undrawn) and the Company did not draw from its revolving credit facility during the three months ended March 31, 2019. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at March 31, 2019, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at March 31, 2019, there were no commercial paper borrowings outstanding (December 31, 2018 - $nil).

As at March 31, 2019, under its bilateral letter of credit facility, the Company had letters of credit drawn of $59 million from a total available amount of $600 million. This compares to letters of credit drawn of $60 million from a total available amount of $600 million as at December 31, 2018. Under the bilateral letter of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. As at March 31, 2019, the Company did not have any collateral posted on its bilateral letter of credit facility (December 31, 2018 - $nil).

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $413 million in the first quarter of 2019, an increase of $16 million compared to $397 million in the same period of 2018. This increase was primarily due to an increase in receipts from customers in advance of performing service in the three months ended March 31, 2019, partially offset by a decrease in cash generating income, compared to the same period in 2018.

Investing Activities

Cash used in investing activities was $219 million in the first quarter of 2019, a decrease of $19 million compared to $238 million in the same period of 2018. This decrease was primarily due to lower capital additions during 2019, compared to the same period in 2018.

Free Cash

CP generated positive Free cash of $193 million in the first quarter of 2019, an increase of $29 million from $164 million in the same period of 2018. This increase was primarily due to a decrease in cash used in investing activities as a result of lower additions to properties and an increase in cash provided by operating activities compared to the same period in 2018.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash provided by financing activities was $98 million in the first quarter of 2019, an increase of $475 million compared to cash used in financing activities of $377 million in the same period of 2018. This increase was primarily due to the issuance of the $400 million 10-year Notes in March 2019 and lower payments to buy back shares under the Company's share repurchase program in 2019 compared to the same period in 2018.

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

As at March 31, 2019, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2018.

Credit ratings as at March 31, 2019(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended March 31, 2019 and March 31, 2018 was 2.6 and 2.7, respectively. This decrease was primarily due to an increase in Adjusted EBITDA as at March 31, 2019. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Share Capital

At April 22, 2019, the latest practicable date, there were 139,824,714 Common Shares and no preferred shares issued and outstanding, which consists of 14,198 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At April 22, 2019, 1.7 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.1 million options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase CP Common Shares. There are no outstanding options under the DSOP, which has 0.3 million options available to be issued in the future.

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

Non-GAAP Performance Measures

The Company uses adjusted earnings results including Adjusted income and Adjusted diluted earnings per share to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These Non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, the FX impact of translating the Company’s debt and lease liabilities, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first quarter of 2019, there was one significant item included in Net income as follows:

•	a non-cash gain of $45 million ($42 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 30 cents.

In 2018, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $21 million due to reductions in the Missouri and Iowa state tax rates that favourably impacted Diluted EPS by 15 cents; and

•	during the course of the year, a net non-cash loss of $168 million ($150 million after deferred tax) due to FX translation of debt as follows:

–	in the fourth quarter, a $113 million loss ($103 million after deferred tax) that unfavourably impacted Diluted EPS by 72 cents;

–	in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 23 cents;

–	in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents; and

–	in the first quarter, a $49 million loss ($42 million after deferred tax) that unfavourably impacted Diluted EPS by 29 cents.

In the nine months ended December 31, 2017, there were five significant items included in Net income as follows:

•	in the second quarter, a charge on hedge roll and de-designation of $13 million ($10 million after deferred tax) that unfavourably impacted Diluted EPS by 7 cents;

•	in the second quarter, an insurance recovery of a legal settlement of $10 million ($7 million after current tax) that favourably impacted Diluted EPS by 5 cents;

•	a net deferred tax recovery of $541 million as a result of changes in income tax rates as follows:

–	in the fourth quarter, a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by $3.63;

–	in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate change that unfavourably impacted Diluted EPS by 2 cents;

–	in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 12 cents; and

•	a net non-cash gain of $158 million ($138 million after deferred tax) due to FX translation of debt as follows:

–	in the fourth quarter, a $14 million loss ($12 million after deferred tax) that unfavourably impacted Diluted EPS by 8 cents;

–	in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 62 cents; and

–	in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 40 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2019 and 2018:

Adjusted income is calculated as Net income reported on a GAAP basis less significant items.

	For the three months ended March 31
(in millions)	2019	2018
Net income as reported	$434	$348
Less significant items (pretax):
Impact of FX translation on debt and lease liabilities	45	(49)
Add:
Tax effect of adjustments(1)	3	(7)
Adjusted income	$392	$390
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the applicable tax rate for the above items of 6.45% for the three months ended March 31, 2019, and 13.43% for the three months ended March 31, 2018. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended March 31
	2019	2018
Diluted earnings per share as reported	$3.09	$2.41
Less significant items (pretax):
Impact of FX translation on debt and lease liabilities	0.32	(0.34)
Add:
Tax effect of adjustments(1)	0.02	(0.05)
Adjusted diluted earnings per share	$2.79	$2.70
(1) The tax effect of adjustments was calculated as the pretax effect of the adjustments multiplied by the applicable tax rate for the above items of 6.45% for the three months ended March 31, 2019, and 13.43% for the three months ended March 31, 2018. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

ROIC and Adjusted ROIC

ROIC is calculated as Operating income less Other (income) expense and Other components of net periodic benefit recovery, tax effected at the Company's annualized effective tax rate, divided by the sum of total Shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing, as presented in the Company's Consolidated Financial Statements, averaged between the beginning and ending balance over a rolling twelve-month period. Adjusted ROIC excludes significant items reported in Operating income, Other (income) expense, and Other components of net periodic benefit recovery in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount. Total Shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing is similarly adjusted for the impact of these significant items, net of tax, on closing balances as part of this average. ROIC and Adjusted ROIC are performance measures that measure how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and are important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC and Adjusted ROIC are presented in Financial Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended March 31
(in millions, except for percentages)	2019	2018
Operating income as reported	$2,834	$2,455
Less:
Other expense (income)	76	(99)
Other components of net periodic benefit recovery	(385)	(303)
Tax(1)	764	86
	$2,379	$2,771
Average of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	15,264	14,222
ROIC	15.6%	19.5%
(1)Tax was calculated at the annualized effective tax rate of 24.31% and 2.99% for each of the above items for the twelve months ended March 31, 2019 and 2018, respectively.

	For the twelve months ended March 31
(in millions, except for percentages)	2019	2018
Operating income as reported	$2,834	$2,455
Less:
Other expense (income)	76	(99)
Other components of net periodic benefit recovery	(385)	(303)
Add significant items (pretax):
Insurance recovery of legal settlement	—	(10)
Charge on hedge roll and de-designation	—	13
Impact of FX translation on debt and lease liabilities	74	(109)
Less:
Tax(1)	796	716
	$2,421	$2,035
Average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	15,264	14,222
Add:
Impact of periodic significant items net of tax on the above average	(11)	(269)
Adjusted average for the twelve months of total shareholders' equity, long-term debt, long-term debt maturing within one year and short-term borrowing	15,253	13,953
Adjusted ROIC	15.9%	14.6%
(1) Tax was calculated at the adjusted annualized effective tax rate of 24.76% and 26.02% for each of the above items for the twelve months ended March 31, 2019 and 2018, respectively.

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended March 31
(in millions)	2019	2018
Cash provided by operating activities	$413	$397
Cash used in investing activities	(219)	(238)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(1)	5
Free cash	$193	$164

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

FX adjusted % changes in revenues are further used in calculating FX adjusted % change in freight revenue per carload and RTM. These items are discussed in Operating Revenues of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Freight revenues by line of business
Grain	$380	$357	$10	$367	4
Coal	158	151	2	153	3
Potash	114	112	4	116	(2)
Fertilizers & sulphur	57	61	1	62	(8)
Forest products	73	66	2	68	7
Energy, chemicals & plastics	315	257	9	266	18
Metals, minerals & consumer products	173	183	8	191	(9)
Automotive	76	71	3	74	3
Intermodal	380	367	5	372	2
Freight revenues	1,726	1,625	44	1,669	3
Non-freight revenues	41	37	—	37	11
Total revenues	$1,767	$1,662	$44	$1,706	4

FX adjusted % changes in operating expenses are discussed in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Compensation and benefits	$406	$374	$6	$380	7
Fuel	209	215	9	224	(7)
Materials	57	55	—	55	4
Equipment rents	35	33	2	35	—
Depreciation and amortization	160	170	2	172	(7)
Purchased services and other	357	275	6	281	27
Total operating expenses	$1,224	$1,122	$25	$1,147	7

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

	For the twelve months ended March 31
(in millions)	2019	2018
Net income as reported	$2,037	$2,322
Add:
Net interest expense	452	468
Income tax expense	654	67
EBIT	3,143	2,857
Less significant items (pretax):
Insurance recovery of legal settlement	—	10
Charge on hedge roll and de-designation	—	(13)
Impact of FX translation on debt and lease liabilities	(74)	109
Adjusted EBIT	3,217	2,751
Less:
Other components of net periodic benefit recovery	385	303
Operating lease expense	(97)	(98)
Depreciation and amortization	(686)	(665)
Adjusted EBITDA	$3,615	$3,211

Adjusted Net Debt to Adjusted EBITDA Ratio

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year, and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating leases liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents. Adjusted net debt to Adjusted EBITDA ratio is calculated as Adjusted net debt divided by Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a key credit measure used to assess the Company’s financial capacity. The ratio provides information on the Company’s ability to service its debt and other long-term obligations. Adjusted net debt to Adjusted EBITDA ratio is discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2019	2018
Long-term debt including long-term debt maturing within one year as at March 31	$8,923	$8,357
Less:
Pension plans in deficit(1)	(265)	(278)
Operating lease liabilities(2)	(386)	(276)
Cash and cash equivalents	352	125
Adjusted net debt as at March 31	$9,222	$8,786
(1) Pension plans deficit is the total funded status of the Pension plans in deficit only.
(2) Current period amount is as reported in compliance with GAAP following the adoption of Accounting Standards Update ("ASU") 2016-02 under the cumulative-effect adjustment transition approach, discussed further in Item 1. Financial Statements, Note 2 Accounting changes. The comparative period amount was calculated as the net present value of operating leases discounted by the Company's effective interest rate for the period presented.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2019	2018
Adjusted net debt as at March 31	$9,222	$8,786
Adjusted EBITDA for the year ended March 31	3,615	3,211
Adjusted net debt to Adjusted EBITDA ratio	2.6	2.7

Off-Balance Sheet Arrangements

Guarantees

At March 31, 2019, the Company had residual value guarantees on operating lease commitments of $2 million (December 31, 2018 - $2 million). The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at March 31, 2019, the fair value of these guarantees recognized as a liability was $19 million (December 31, 2018 - $10 million).

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, finance lease, and commercial arrangements, as at March 31, 2019.

Payments due by period (in millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & beyond
Contractual commitments
Interest on long-term debt and finance leases	$11,747	$304	$879	$749	$9,815
Long-term debt	8,858	487	441	984	6,946
Finance leases	155	4	11	115	25
Operating lease(1)	444	67	125	98	154
Supplier purchase	686	122	149	124	291
Other long-term liabilities(2)	490	42	105	102	241
Total contractual commitments	$22,380	$1,026	$1,710	$2,172	$17,472
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $2 million are not included in the minimum payments shown above.
(2) Includes expected cash payments for environmental remediation, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits, and long-term disability benefits include the anticipated payments for years 2019 to 2028. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2018 Annual Report on Form 10-K.

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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at March 31, 2019.

Payments due by period (in millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & beyond
Certain other financial commitments
Letters of credit	$59	$59	$—	$—	$—
Capital commitments	845	569	94	66	116
Total certain other financial commitments	$904	$628	$94	$66	$116

Critical Accounting Estimates

To prepare consolidated financial statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2018 Annual Report on Form 10-K. There have not been any material changes to the Company's critical accounting estimates in the first three months of 2019.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit Committee, which is composed entirely of independent directors.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided guidance using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure, due to unknown variables and uncertainty related to future results. The purpose of 2019 revenues, operating expenses and net interest expense FX sensitivities is to assist readers in understanding our expected and targeted financial results, and this information may not be appropriate for other purpose.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; and the satisfaction by third parties of their obligations to the Company. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current economic conditions render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies; general North American and global economic, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; changes in commodity prices; uncertainty surrounding timing and volumes of commodities being shipped via CP; inflation; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; uncertainties of investigations, proceedings or other types of claims and litigation; labour disputes; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; climate change; and various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes. The foregoing list of factors is not exhaustive.

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2018 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are made as of the date hereof. Except as required by law, CP undertakes no obligation to update publicly or otherwise revise any forward-looking statements, or the foregoing assumptions and risks affecting such forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three months ended March 31, 2019 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2018 Annual Report on Form 10-K. Refer to information on foreign exchange risk and share price impact on stock-based compensation discussed below:

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets, and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar positively (or negatively) impacts Total revenues by approximately $28 million, negatively (or positively) impacts Operating expenses by approximately $15 million, and negatively (or positively) impacts Net interest expense by approximately $3 million.

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at March 31, 2019, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other (income) expense. For further information on the net investment hedge, please refer to Item 8. Financial Statements and Supplementary Data, Note 18 Financial Instruments, in CP's 2018 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.4 million to $0.6 million based on information available at March 31, 2019. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Share based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2019, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 14 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP has established a share repurchase program, which is further described in Item 1. Financial Statements, Note 10 Shareholder's Equity. The following table presents Common Shares repurchased during each month for the first quarter of 2019.

2019	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	377,882	$253.77	377,882	3,117,858
February 1 to February 28	205,895	269.44	205,895	2,911,963
March 1 to March 31	123,901	273.19	123,901	2,788,062
Ending Balance	707,678	$261.73	707,678	N/A
(1) Includes shares repurchased but not yet canceled at quarter end.
(2) Includes brokerage fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
4.1*	Officers’ Certificate of Canadian Pacific Railway Company dated March 13, 2019.
31.1*	CEO Rule 13a-14(a) Certifications
31.2*	CFO Rule 13a-14(a) Certifications
32.1*	CEO Section 1350 Certifications
32.2*	CFO Section 1350 Certifications
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first three months ended March 31, 2019 and 2018; (ii) the Interim Consolidated Statements of Comprehensive Income for the first three months ended March 31, 2019 and 2018; (iii) the Interim Consolidated Balance Sheets at March 31, 2019, and December 31, 2018; (iv) the Interim Consolidated Statements of Cash Flows for the first three months ended March 31, 2019 and 2018; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the first three months ended March 31, 2019 and 2018; and (vi) the Notes to Interim Consolidated Financial Statements.

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

Dated: April 23, 2019