Form 10-Q
period 2019-06-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2019-07-16
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-01342
Canadian Pacific Railway Limited
(Exact name of registrant as specified in its charter)

Canada			98-0355078
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)

7550 Ogden Dale Road S.E.	Calgary	AB	T2C 4X9
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code: (403) 319-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Shares, without par value	CP	New York Stock Exchange
Common Share Purchase Rights		New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of the close of business on July 15, 2019, there were 138,576,204 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2019	2018	2019	2018
Revenues (Note 3)
Freight	$1,931	$1,709	$3,657	$3,334
Non-freight	46	41	87	78
Total revenues	1,977	1,750	3,744	3,412
Operating expenses
Compensation and benefits	383	351	789	725
Fuel	236	230	445	445
Materials	54	53	111	108
Equipment rents	34	33	69	66
Depreciation and amortization	183	172	343	342
Purchased services and other	265	284	622	559
Total operating expenses	1,155	1,123	2,379	2,245

Operating income	822	627	1,365	1,167
Less:
Other (income) expense (Note 5)	(40)	52	(87)	103
Other components of net periodic benefit recovery (Note 13)	(98)	(95)	(195)	(191)
Net interest expense	112	112	226	227
Income before income tax expense	848	558	1,421	1,028
Income tax expense (Note 6)	124	122	263	244
Net income	$724	$436	$1,158	$784

Earnings per share (Note 7)
Basic earnings per share	$5.19	$3.05	$8.28	$5.46
Diluted earnings per share	$5.17	$3.04	$8.25	$5.44

Weighted-average number of shares (millions) (Note 7)
Basic	139.7	142.8	139.9	143.6
Diluted	140.2	143.2	140.4	144.0

Dividends declared per share	$0.8300	$0.6500	$1.4800	$1.2125
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Net income	$724	$436	$1,158	$784
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	15	(16)	31	(36)
Change in derivatives designated as cash flow hedges	4	14	6	35
Change in pension and post-retirement defined benefit plans	21	29	41	58
Other comprehensive income before income taxes	40	27	78	57
Income tax (expense) recovery on above items	(22)	5	(44)	11
Other comprehensive income (Note 4)	18	32	34	68
Comprehensive income	$742	$468	$1,192	$852
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2019	2018
Assets
Current assets
Cash and cash equivalents	$45	$61
Accounts receivable, net	795	815
Materials and supplies	195	173
Other current assets	80	68
	1,115	1,117
Investments	210	203
Properties (Note 9)	18,489	18,418
Goodwill and intangible assets	193	202
Pension asset	1,460	1,243
Other assets (Note 9)	466	71
Total assets	$21,933	$21,254
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$1,401	$1,449
Long-term debt maturing within one year (Note 8, 9, 11)	273	506
	1,674	1,955
Pension and other benefit liabilities	713	718
Other long-term liabilities (Note 9)	598	237
Long-term debt (Note 8, 9, 11)	8,266	8,190
Deferred income taxes	3,525	3,518
Total liabilities	14,776	14,618
Shareholders’ equity
Share capital	1,996	2,002
Additional paid-in capital	45	42
Accumulated other comprehensive loss (Note 4)	(2,009)	(2,043)
Retained earnings	7,125	6,635
	7,157	6,636
Total liabilities and shareholders’ equity	$21,933	$21,254
Contingencies (Note 14)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Operating activities
Net income	$724	$436	$1,158	$784
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	183	172	343	342
Deferred income tax (recovery) expense (Note 6)	(18)	37	20	78
Pension recovery and funding (Note 13)	(89)	(82)	(177)	(154)
Foreign exchange (gain) loss on debt and lease liabilities (Note 5)	(37)	44	(82)	93
Settlement of forward starting swaps on debt issuance (Note 11)	—	(24)	—	(24)
Other operating activities, net	18	4	63	(17)
Change in non-cash working capital balances related to operations	(60)	124	(191)	6
Cash provided by operating activities	721	711	1,134	1,108
Investing activities
Additions to properties	(459)	(413)	(683)	(654)
Proceeds from sale of properties and other assets	8	5	14	9
Other	(4)	—	(5)	(1)
Cash used in investing activities	(455)	(408)	(674)	(646)
Financing activities
Dividends paid	(91)	(81)	(182)	(163)
Issuance of CP Common Shares	10	4	14	12
Purchase of CP Common Shares (Note 10)	(257)	(261)	(464)	(559)
Issuance of long-term debt, excluding commercial paper (Note 8)	—	638	397	638
Repayment of long-term debt, excluding commercial paper (Note 8)	(480)	(734)	(485)	(739)
Net issuance of commercial paper (Note 8)	246	53	246	53
Cash used in financing activities	(572)	(381)	(474)	(758)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(1)	4	(2)	9
Cash position
Decrease in cash and cash equivalents	(307)	(74)	(16)	(287)
Cash and cash equivalents at beginning of period	352	125	61	338
Cash and cash equivalents at end of period	$45	$51	$45	$51

Supplemental disclosures of cash flow information:
Income taxes paid	$108	$52	$257	$156
Interest paid	$83	$90	$232	$233
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at April 1, 2019	139.8	$1,997	$46	$(2,027)	$6,798	$6,814
Net income	—	—	—	—	724	724
Other comprehensive income (Note 4)	—	—	—	18	—	18
Dividends declared ($0.8300 per share)	—	—	—	—	(115)	(115)
Effect of stock-based compensation expense	—	—	3	—	—	3
CP Common Shares repurchased (Note 10)	(0.9)	(14)	—	—	(282)	(296)
Shares issued under stock option plan	0.2	13	(4)	—	—	9
Balance at June 30, 2019	139.1	$1,996	$45	$(2,009)	$7,125	$7,157
Balance at April 1, 2018	143.7	$2,022	$45	$(1,705)	$6,072	$6,434
Net income	—	—	—	—	436	436
Other comprehensive income (Note 4)	—	—	—	32	—	32
Dividends declared ($0.6500 per share)	—	—	—	—	(93)	(93)
Effect of stock-based compensation expense	—	—	2	—	—	2
CP Common Shares repurchased (Note 10)	(1.2)	(15)	—	—	(226)	(241)
Shares issued under stock option plan	—	6	(2)	—	—	4
Balance at June 30, 2018	142.5	$2,013	$45	$(1,673)	$6,189	$6,574

	For the six months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2018, as previously reported	140.5	$2,002	$42	$(2,043)	$6,635	$6,636
Impact of accounting change (Note 2)	—	—	—	—	(5)	(5)
Balance at January 1, 2019, as restated	140.5	$2,002	$42	$(2,043)	$6,630	$6,631
Net income	—	—	—	—	1,158	1,158
Other comprehensive income (Note 4)	—	—	—	34	—	34
Dividends declared ($1.4800 per share)	—	—	—	—	(206)	(206)
Effect of stock-based compensation expense	—	—	8	—	—	8
CP Common Shares repurchased (Note 10)	(1.6)	(24)	—	—	(457)	(481)
Shares issued under stock option plan	0.2	18	(5)	—	—	13
Balance at June 30, 2019	139.1	$1,996	$45	$(2,009)	$7,125	$7,157
Balance at January 1, 2018	144.9	$2,032	$43	$(1,741)	$6,103	$6,437
Net income	—	—	—	—	784	784
Other comprehensive income (Note 4)	—	—	—	68	—	68
Dividends declared ($1.2125 per share)	—	—	—	—	(174)	(174)
Effect of stock-based compensation expense	—	—	6	—	—	6
CP Common Shares repurchased (Note 10)	(2.5)	(35)	—	—	(524)	(559)
Shares issued under stock option plan	0.1	16	(4)	—	—	12
Balance at June 30, 2018	142.5	$2,013	$45	$(1,673)	$6,189	$6,574
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

In January 2019, the Company implemented a lease management system to assist in delivering the required accounting changes. To facilitate the transition, the Company made policy choices to utilize available practical expedients provided by the new standard, including the:

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

On adoption, the standard had a material impact on the Company's consolidated balance sheet, but did not have a significant impact on its consolidated statement of income. The most significant impact was the recognition of operating lease ROU assets and operating lease liabilities, while the Company's accounting for finance leases remained substantially unchanged.

The impact of the adoption of ASC 842 as at January 1, 2019 was as follows:

(in millions of Canadian dollars)	As reported December 31, 2018	New lease standard cumulative-effect	As restated January 1, 2019
Assets
Properties	$18,418	$(12)	$18,406
Other assets	71	399	470
Liabilities
Accounts payable and accrued liabilities	$1,449	$58	$1,507
Other long-term liabilities	237	337	574
Deferred income taxes	3,518	(3)	3,515
Shareholders' equity
Retained earnings	$6,635	$(5)	$6,630

There was no significant impact to lessor accounting upon the adoption of ASC 842.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Freight
Grain	$422	$372	$802	$729
Coal	173	164	331	315
Potash	136	116	250	228
Fertilizers and sulphur	63	55	120	116
Forest products	78	69	151	135
Energy, chemicals and plastics	346	278	661	535
Metals, minerals and consumer products	205	204	378	387
Automotive	104	91	180	162
Intermodal	404	360	784	727
Total freight revenues	1,931	1,709	3,657	3,334
Non-freight excluding leasing revenues	30	25	57	48
Revenues from contracts with customers	1,961	1,734	3,714	3,382
Leasing revenues	16	16	30	30
Total revenues	$1,977	$1,750	$3,744	$3,412

Contract liabilities

(in millions of Canadian dollars)	2019	2018
Balance at January 1	$2	$2
Balance at April 1	$73	$2
Balance at June 30	$74	$3

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue and are presented as components of Accounts payable and accrued liabilities and Other long-term liabilities on the Company's Interim Consolidated Balance Sheets. Revenue recognized during the three and six months ended June 30, 2019, included in contract liabilities at the beginning of the periods, was $3 million and $2 million, respectively (three and six months ended June 30, 2018 - $2 million and $2 million, respectively). Increases in contract liabilities arising from cash received net of amounts recognized as revenue on satisfaction of performance obligations during the three and six months ended June 30, 2019 were $3 million and $74 million, respectively (three and six months ended June 30, 2018 - $3 million and $3 million, respectively).

4    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, April 1, 2019	$113	$(61)	$(2,079)	$(2,027)
Other comprehensive (loss) income before reclassifications	(1)	1	—	—
Amounts reclassified from accumulated other comprehensive loss	—	2	16	18
Net other comprehensive (loss) income	(1)	3	16	18
Closing balance, June 30, 2019	$112	$(58)	$(2,063)	$(2,009)
Opening balance, April 1, 2018	$109	$(74)	$(1,740)	$(1,705)
Other comprehensive income before reclassifications	1	8	—	9
Amounts reclassified from accumulated other comprehensive loss	—	2	21	23
Net other comprehensive income	1	10	21	32
Closing balance, June 30, 2018	$110	$(64)	$(1,719)	$(1,673)
(1) Amounts are presented net of tax.

	For the six months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2019	$113	$(62)	$(2,094)	$(2,043)
Other comprehensive loss before reclassifications	(1)	—	(1)	(2)
Amounts reclassified from accumulated other comprehensive loss	—	4	32	36
Net other comprehensive (loss) income	(1)	4	31	34
Closing balance, June 30, 2019	$112	$(58)	$(2,063)	$(2,009)
Opening balance, January 1, 2018	$109	$(89)	$(1,761)	$(1,741)
Other comprehensive income (loss) before reclassifications	1	21	(1)	21
Amounts reclassified from accumulated other comprehensive loss	—	4	43	47
Net other comprehensive income	1	25	42	68
Closing balance, June 30, 2018	$110	$(64)	$(1,719)	$(1,673)

1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Amortization of prior service costs(1)	$1	$—	$1	$(1)
Recognition of net actuarial loss(1)	20	29	41	59
Total before income tax	21	29	42	58
Income tax recovery	(5)	(8)	(10)	(15)
Total net of income tax	$16	$21	$32	$43
(1) Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

5    Other (income) expense

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Foreign exchange (gain) loss on debt and lease liabilities	$(37)	$44	$(82)	$93
Other foreign exchange (gains) losses	(4)	4	(6)	3
Other	1	4	1	7
Other (income) expense	$(40)	$52	$(87)	$103

6    Income taxes

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Current income tax expense	$142	$85	$243	$166
Deferred income tax (recovery) expense	(18)	37	20	78
Income tax expense	$124	$122	$263	$244

During the three months ended June 30, 2019, legislation was enacted to decrease the Alberta provincial corporate income tax rate. As a result of this change, the Company recorded a deferred tax recovery of $88 million in the second quarter of 2019 related to the revaluation of its deferred income tax balances as at January 1, 2019.

During the three months ended June 30, 2018, legislation was enacted to decrease the Iowa and Missouri state corporate income tax rates. As a result of these changes, the Company recorded a deferred tax recovery of $21 million in the second quarter of 2018 related to the revaluation of deferred income tax balances as at January 1, 2018.

The effective tax rates for the three and six months ended June 30, 2019 were 14.63% and 18.50%, respectively, compared to 21.88% and 23.73%, respectively for the same periods in 2018.

For the three months ended June 30, 2019, the effective tax rate excluding the discrete items of the foreign exchange ("FX") gain of $37 million on debt and lease liabilities and the $88 million deferred tax recovery on the Alberta provincial corporate income tax rate change, was 25.75%.

For the three months ended June 30, 2018, the effective tax rate excluding the discrete items of the FX loss of $44 million on debt and the $21 million deferred tax recovery on the Iowa and Missouri state corporate income tax rate changes, was 24.75%.

For the six months ended June 30, 2019, the effective tax rate excluding the discrete items of the FX gain of $82 million on debt and lease liabilities and the $88 million deferred tax recovery on the Alberta provincial corporate income tax rate change, was 25.75%.

For the six months ended June 30, 2018, the effective tax rate excluding the discrete items of the FX loss of $93 million on debt and the $21 million deferred tax recovery on the Iowa and Missouri state corporate income tax rate changes, was 24.75%.

7    Earnings per share

At June 30, 2019, the number of CP Common Shares outstanding was 139.1 million (June 30, 2018 - 142.5 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions)	2019	2018	2019	2018
Weighted-average basic shares outstanding	139.7	142.8	139.9	143.6
Dilutive effect of stock options	0.5	0.4	0.5	0.4
Weighted-average diluted shares outstanding	140.2	143.2	140.4	144.0

For the three months ended June 30, 2019, there were no options excluded from the computation of diluted earnings per share (three months ended June 30, 2018 - 0.1 million). For the six months ended June 30, 2019, there were 0.1 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (six months ended June 30, 2018 - 0.2 million).

8    Debt

Retirement of long-term debt

During the three months ended June 30, 2019, the Company repaid U.S. $350 million 7.250% 10-year notes at maturity for a total of U.S. $350 million ($471 million).

Issuance of long-term debt

During the three months ended March 31, 2019, the Company issued $400 million 3.150% 10-year notes due March 13, 2029 for net proceeds of $397 million. These notes pay interest semi-annually and are unsecured but carry a negative pledge.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.0 billion revolving credit facility. As at June 30, 2019, the Company had total commercial paper borrowings of U.S. $185 million ($242 million), presented in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2018 - $nil). The weighted-average interest rate on these borrowings was 2.64%.

The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

9 Leases

The Company has leases for rolling stock, buildings, vehicles, railway equipment, and roadway machines. CP has entered into rolling stock leases that are fully variable or contain both fixed and variable components. Variable components are dependent on the hours and miles that the underlying equipment has been used. Fixed term, short-term, and variable operating lease costs are recorded in Equipment rents and Purchased services and other on the Company's Interim Consolidated Income Statements. Components of finance lease costs are recorded in Depreciation and amortization and Net interest expense on the Company's Interim Consolidated Income Statements.

The Company determines lease existence and classification at the lease inception date. Leases are identified when an agreement conveys the right to control identified property for a period of time in exchange for consideration. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments include fixed and variable payments that are based on an index or a rate. If the Company's leases do not provide a readily determinable implicit interest rate, the Company uses internal incremental secured borrowing rates for comparable tenor in the same currency at the commencement date in determining the present value of lease payments. Operating and finance lease ROU assets also include lease prepayments and initial direct costs, but are reduced by lease incentives. The lease term may include periods associated with options to extend or exclude periods associated with options to terminate the lease when it is reasonably certain that the Company will exercise these options. The Company’s leases have remaining terms from one to 12 years, some of which include options to extend for up to an additional 10 years and some of which include options to terminate within one year.

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

The components of lease expense are as follows:

	For the three months ended June 30	For the six months ended June 30
(in millions of Canadian dollars)	2019	2019
Operating lease cost	$23	$45
Short-term lease cost	1	2
Variable lease cost	5	6
Sublease income	(1)	(1)

Finance Lease Cost
Amortization of right-of use-assets	3	5
Interest on lease liabilities	2	5
Total lease costs	$33	$62

Supplemental balance sheet information related to leases is as follows:

		As at June 30
(in millions of Canadian dollars)	Classification	2019
Assets
Operating	Other assets	$381
Finance	Properties, net book value	181

Liabilities
Current
Operating	Accounts payable and accrued liabilities	72
Finance	Long-term debt maturing within one year	7
Long-term
Operating	Other long-term liabilities	303
Finance	Long-term debt	148

The following table provides the Company's weighted average remaining lease terms and discount rates:

As at June 30
(in millions of Canadian dollars)	2019
Weighted Average Remaining Lease Term
Operating leases	8 years
Finance leases	4 years

Weighted Average Discount Rate
Operating leases	3.50%
Finance leases	7.03%

Supplemental information related to leases is as follows:

	For the three months ended June 30	For the six months ended June 30
(in millions of Canadian dollars)	2019	2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$18	$46
Operating cash outflows from finance leases	2	5
Financing cash outflows from finance leases	1	2

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$14	$23
Finance leases	4	4

Maturities of lease liabilities are as follows:

	As at June 30, 2019
(in millions of Canadian dollars)	Finance Leases	Operating Leases
2019	$5	$50
2020	11	72
2021	9	55
2022	109	47
2023	9	48
Thereafter	30	149
Total lease payments	$173	$421
Less: Imputed interest	18	46
Present value of lease payments	$155	$375

10    Shareholders' equity

On October 19, 2018, the Company announced a new normal course issuer bid ("NCIB"), commencing October 24, 2018, to purchase up to 5.68 million of its Common Shares in the open market for cancellation before October 23, 2019. As at June 30, 2019, the Company had purchased 3.85 million Common Shares for $1,049 million under this NCIB program.

On May 10, 2017, the Company announced a new NCIB, commencing May 15, 2017, to purchase up to 4.38 million Common Shares for cancellation before May 14, 2018. The Company completed this NCIB on May 10, 2018.

All purchases were made in accordance with the NCIB at prevalent market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares and any excess allocated to retained earnings.

The following table describes activities under the share repurchase program:

	For the three months ended June 30		For the six months ended June 30
	2019	2018	2019	2018
Number of Common Shares repurchased(1)	956,243	1,060,262	1,663,921	2,495,962
Weighted-average price per share(2)	$308.84	$226.97	$288.80	$223.97
Amount of repurchase (in millions)(2)	$296	$241	$481	$559
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

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt:

(in millions of Canadian dollars)	June 30, 2019	December 31, 2018
Long-term debt (including current maturities):
Fair value	$9,972	$9,639
Carrying value	8,539	8,696

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

FX management

The Company conducts business transactions and owns assets in both Canada and the United States ("U.S."). As a result, the Company is exposed to fluctuations in the value of financial commitments, assets, liabilities, income or cash flows due to changes in FX rates. The Company may enter into FX risk management transactions primarily to manage fluctuations in the exchange rate between Canadian and U.S. currencies. FX exposure is primarily mitigated through natural offsets created by revenues, expenditures and balance sheet positions incurred in the same currency. Where appropriate, the Company may negotiate with customers and suppliers to reduce the net exposure.

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in U.S. affiliates. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive income” for the three and six months ended June 30, 2019 was an unrealized FX gain of $120 million and $240 million, respectively (three and six months ended June 30, 2018 - unrealized FX loss of $122 million and $273 million, respectively).

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

Forward starting swaps

During the second quarter of 2018, the Company settled a notional U.S. $500 million of forward starting swaps related to the U.S. $500 million 4.000% 10-year Notes issued in the same period. The fair value of these derivative instruments at the time of settlement was a loss of U.S. $19 million ($24 million). The changes in fair value from forward starting swaps for the three and six months ended June 30, 2019 was $nil (three and six months ended June 30, 2018 - gain of $12 million and $31 million, respectively). This was recorded in "Accumulated other comprehensive loss”, net of tax, and is being reclassified to "Net interest expense" on the Interim Consolidated Statements of Income until the underlying hedged notes are repaid.

For the three and six months ended June 30, 2019, a net loss of $3 million and $5 million, respectively, related to settled forward starting swap hedges have been amortized to “Net interest expense” (three and six months ended June 30, 2018 - net loss of $2 million and $5 million, respectively). The Company expects that during the next twelve months, an additional $9 million of net losses will be amortized to “Net interest expense”.

12    Stock-based compensation

At June 30, 2019, the Company had several stock-based compensation plans, including stock option plans, various cash settled liability plans and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2019 of $39 million and $73 million, respectively (three and six months ended June 30, 2018 - $18 million and $32 million, respectively).

Stock option plan

In the six months ended June 30, 2019, under CP’s stock option plans, the Company issued 222,894 options at the weighted-average price of $272.33 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at the grant date was approximately $14 million. The weighted-average fair value assumptions were approximately:

For the six months ended June 30, 2019
Grant price	$272.33
Expected option life (years)(1)	5.00
Risk-free interest rate(2)	2.23%
Expected stock price volatility(3)	25.05%
Expected annual dividends per share(4)	$2.6133
Expected forfeiture rate(5)	6.00%
Weighted-average grant date fair value per option granted during the period	$63.67

(1)
Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour were used to estimate the expected life of the option.

(2)	Based on the implied yield available on zero-coupon government issues with an equivalent term commensurate with the expected term of the option.

(3)	Based on the historical volatility of the Company’s stock price over a period commensurate with the expected term of the option.

(4)
Determined by the current annual dividend at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option. On May 6, 2019, the Company announced an increase in its quarterly dividend to $0.8300 per share, representing $3.3200 on an annual basis.

(5)	The Company estimates forfeitures based on past experience. This rate is monitored on a periodic basis.

Performance share unit plan

In the six months ended June 30, 2019, the Company issued 132,423 PSUs with a grant date fair value of approximately $36 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs is measured periodically until settlement, using either a lattice-based valuation model or a Monte Carlo simulation model.

The performance period for 131,844 PSUs issued in the six months ended June 30, 2019 is January 1, 2019 to December 31, 2021, and the performance factors for these PSUs are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I Railways. The performance factors for the remaining 579 PSUs are annual revenue for the fiscal year 2020, diluted EPS for the fiscal year 2020, and share price appreciation.

The performance period for the PSUs issued in 2016 was January 1, 2016 to December 31, 2018. The performance factors for these PSUs were Operating Ratio, ROIC, TSR compared to the S&P/TSX 60 index, and TSR compared to Class I railways. The resulting payout was 177% of the outstanding units multiplied by the Company's average share price that was calculated using the last 30 trading days preceding December 31, 2018. In the three months ended March 31, 2019, payouts occurred on the total outstanding awards, including dividends reinvested, totaling $54 million on 117,228 outstanding awards.

Deferred share unit plan

In the six months ended June 30, 2019, the Company granted 15,179 DSUs with a grant date fair value of approximately $4 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

13    Pension and other benefits

In the three months ended June 30, 2019, the Company made contributions of $12 million (three months ended June 30, 2018 - $11 million) to its defined benefit pension plans. In the six months ended June 30, 2019, the Company made contributions of $23 million (six months ended June 30, 2018 - $12 million, which is net of a $10 million refund of plan surplus) to its defined benefit pension plans.

Net periodic benefit costs for defined benefit pension plans and other benefits recognized in the three and six months ended June 30, 2019 and 2018 included the following components:

	For the three months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2019	2018	2019	2018
Current service cost (benefits earned by employees)	$27	$30	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	113	109	5	5
Expected return on fund assets	(237)	(238)	—	—
Recognized net actuarial loss	20	28	—	1
Amortization of prior service costs	—	—	1	—
Total other components of net periodic benefit (recovery) cost	(104)	(101)	6	6
Net periodic benefit (recovery) cost	$(77)	$(71)	$9	$9

	For the six months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2019	2018	2019	2018
Current service cost (benefits earned by employees)	$54	$60	$6	$6
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	225	219	10	9
Expected return on fund assets	(474)	(477)	—	—
Recognized net actuarial loss	41	57	2	2
Amortization of prior service costs	—	(1)	1	—
Total other components of net periodic benefit (recovery) cost	(208)	(202)	13	11
Net periodic benefit (recovery) cost	$(154)	$(142)	$19	$17

14    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2019 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

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

A number of legal proceedings, set out below, were commenced after the derailment in Canada and the U.S. against CP and others:

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

(5)
Forty-eight plaintiffs (all individual claims joined in one action) sued CP, MMAC, and Harding in the Québec Superior Court claiming approximately $5 million in damages for economic loss and pain and suffering. These plaintiffs assert essentially the same allegations as those contained in the Class Action and the Province’s Action against CP. The plaintiffs assert they have opted-out of the Class Action. All but two of the plaintiffs were plaintiffs in litigation against CP, described in paragraph 7 below, that originated in the U.S. who either withdrew their claims or had their case dismissed in the U.S.

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

(8)
The trustee (the “WD Trustee”) for the wrongful death trust (the “WD Trust”), as defined and established by the Estate Representative under the Plans, asserts Carmack Amendment claims against CP in North Dakota federal court (the “Carmack Claims”). The WD Trustee seeks to recover approximately $6 million for damaged rail cars and lost crude and recover the settlement amounts the consignor and the consignee paid to the bankruptcy estates, alleged to be $110 million and $60 million, respectively. On CP’s motion, the District Court in North Dakota dismissed the Carmack Claims on timeliness grounds. The WD Trustee appealed this decision to the Eighth Circuit Court of Appeals ("8CCA"), who reversed that decision and remanded the matter back to the District Court. CP sought reconsideration by the 8CCA, but the 8CCA denied rehearing. CP filed a petition for judicial review of this decision to the Supreme Court on February 13, 2019. The Supreme Court denied CP’s petition for judicial review on June 3, 2019 and the District Court set a trial date for August 2020. CP is considering applying for dismissal of the Carmack Claims on other grounds.

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

The expense included in “Purchased services and other” for the three and six months ended June 30, 2019 was $1 million and $2 million, respectively (three and six months ended June 30, 2018 - $1 million and $2 million, respectively). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at June 30, 2019 was $79 million (December 31, 2018 - $82 million). Payments are expected to be made over 10 years through 2029.

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

Interim Condensed Consolidating Statements of Income
For the three months ended June 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,403	$528	$—	$1,931
Non-freight	—	34	115	(103)	46
Total revenues	—	1,437	643	(103)	1,977
Operating expenses
Compensation and benefits	—	257	125	1	383
Fuel	—	189	47	—	236
Materials	—	37	13	4	54
Equipment rents	—	47	(13)	—	34
Depreciation and amortization	—	110	73	—	183
Purchased services and other	—	240	133	(108)	265
Total operating expenses	—	880	378	(103)	1,155
Operating income	—	557	265	—	822
Less:
Other (income) expense	(5)	(38)	3	—	(40)
Other components of net periodic benefit (recovery) expense	—	(100)	2	—	(98)
Net interest (income) expense	(1)	120	(7)	—	112
Income before income tax expense and equity in net earnings of subsidiaries	6	575	267	—	848
Less: Income tax expense	2	113	9	—	124
Add: Equity in net earnings of subsidiaries	720	258	—	(978)	—
Net income	$724	$720	$258	$(978)	$724

Interim Condensed Consolidating Statements of Income
For the three months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,196	$513	$—	$1,709
Non-freight	—	31	90	(80)	41
Total revenues	—	1,227	603	(80)	1,750
Operating expenses
Compensation and benefits	—	237	114	—	351
Fuel	—	178	52	—	230
Materials	—	38	12	3	53
Equipment rents	—	30	3	—	33
Depreciation and amortization	—	105	67	—	172
Purchased services and other	—	205	162	(83)	284
Total operating expenses	—	793	410	(80)	1,123
Operating income	—	434	193	—	627
Less:
Other expense (income)	5	79	(32)	—	52
Other components of net periodic benefit (recovery) expense	—	(96)	1	—	(95)
Net interest (income) expense	(2)	121	(7)	—	112
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(3)	330	231	—	558
Less: Income tax (recovery) expense	(1)	99	24	—	122
Add: Equity in net earnings of subsidiaries	438	207	—	(645)	—
Net income	$436	$438	$207	$(645)	$436

Interim Condensed Consolidating Statements of Income
For the six months ended June 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$2,647	$1,010	$—	$3,657
Non-freight	—	63	229	(205)	87
Total revenues	—	2,710	1,239	(205)	3,744
Operating expenses
Compensation and benefits	—	531	255	3	789
Fuel	—	354	91	—	445
Materials	—	75	28	8	111
Equipment rents	—	80	(11)	—	69
Depreciation and amortization	—	206	137	—	343
Purchased services and other	—	518	320	(216)	622
Total operating expenses	—	1,764	820	(205)	2,379
Operating income	—	946	419	—	1,365
Less:
Other (income) expense	(10)	(81)	4	—	(87)
Other components of net periodic benefit (recovery) expense	—	(198)	3	—	(195)
Net interest (income) expense	(2)	242	(14)	—	226
Income before income tax expense and equity in net earnings of subsidiaries	12	983	426	—	1,421
Less: Income tax expense	2	217	44	—	263
Add: Equity in net earnings of subsidiaries	1,148	382	—	(1,530)	—
Net income	$1,158	$1,148	$382	$(1,530)	$1,158

Interim Condensed Consolidating Statements of Income
For the six months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$2,351	$983	$—	$3,334
Non-freight	—	58	179	(159)	78
Total revenues	—	2,409	1,162	(159)	3,412
Operating expenses
Compensation and benefits	—	494	229	2	725
Fuel	—	346	99	—	445
Materials	—	73	27	8	108
Equipment rents	—	61	5	—	66
Depreciation and amortization	—	209	133	—	342
Purchased services and other	—	423	305	(169)	559
Total operating expenses	—	1,606	798	(159)	2,245
Operating income	—	803	364	—	1,167
Less:
Other expense (income)	11	127	(35)	—	103
Other components of net periodic benefit (recovery) expense	—	(192)	1	—	(191)
Net interest expense (income)	6	235	(14)	—	227
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(17)	633	412	—	1,028
Less: Income tax (recovery) expense	(1)	185	60	—	244
Add: Equity in net earnings of subsidiaries	800	352	—	(1,152)	—
Net income	$784	$800	$352	$(1,152)	$784

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$724	$720	$258	$(978)	$724
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	121	(106)	—	15
Change in derivatives designated as cash flow hedges	—	4	—	—	4
Change in pension and post-retirement defined benefit plans	—	20	1	—	21
Other comprehensive income (loss) before income taxes	—	145	(105)	—	40
Income tax expense on above items	—	(22)	—	—	(22)
Equity accounted investments	18	(105)	—	87	—
Other comprehensive income (loss)	18	18	(105)	87	18
Comprehensive income	$742	$738	$153	$(891)	$742

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$436	$438	$207	$(645)	$436
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(123)	107	—	(16)
Change in derivatives designated as cash flow hedges	—	14	—	—	14
Change in pension and post-retirement defined benefit plans	—	27	2	—	29
Other comprehensive (loss) income before income taxes	—	(82)	109	—	27
Income tax recovery (expense) on above items	—	6	(1)	—	5
Equity accounted investments	32	108	—	(140)	—
Other comprehensive income	32	32	108	(140)	32
Comprehensive income	$468	$470	$315	$(785)	$468

Interim Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,158	$1,148	$382	$(1,530)	$1,158
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	241	(210)	—	31
Change in derivatives designated as cash flow hedges	—	6	—	—	6
Change in pension and post-retirement defined benefit plans	—	39	2	—	41
Other comprehensive income (loss) before income taxes	—	286	(208)	—	78
Income tax expense on above items	—	(44)	—	—	(44)
Equity accounted investments	34	(208)	—	174	—
Other comprehensive income (loss)	34	34	(208)	174	34
Comprehensive income	$1,192	$1,182	$174	$(1,356)	$1,192

Interim Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$784	$800	$352	$(1,152)	$784
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(273)	237	—	(36)
Change in derivatives designated as cash flow hedges	—	35	—	—	35
Change in pension and post-retirement defined benefit plans	—	55	3	—	58
Other comprehensive (loss) income before income taxes	—	(183)	240	—	57
Income tax recovery (expense) on above items	—	12	(1)	—	11
Equity accounted investments	68	239	—	(307)	—
Other comprehensive income	68	68	239	(307)	68
Comprehensive income	$852	$868	$591	$(1,459)	$852

Interim Condensed Consolidating Balance Sheets
As at June 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$20	$25	$—	$45
Accounts receivable, net	—	593	202	—	795
Accounts receivable, intercompany	153	146	205	(504)	—
Short-term advances to affiliates	—	1,197	4,910	(6,107)	—
Materials and supplies	—	158	37	—	195
Other current assets	—	61	19	—	80
	153	2,175	5,398	(6,611)	1,115
Long-term advances to affiliates	1,090	6	85	(1,181)	—
Investments	—	31	179	—	210
Investments in subsidiaries	11,819	12,225	—	(24,044)	—
Properties	—	9,761	8,728	—	18,489
Goodwill and intangible assets	—	—	193	—	193
Pension asset	—	1,460	—	—	1,460
Other assets	—	161	305	—	466
Deferred income taxes	5	—	—	(5)	—
Total assets	$13,067	$25,819	$14,888	$(31,841)	$21,933
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$156	$872	$373	$—	$1,401
Accounts payable, intercompany	5	354	145	(504)	—
Short-term advances from affiliates	5,749	356	2	(6,107)	—
Long-term debt maturing within one year	—	273	—	—	273
	5,910	1,855	520	(6,611)	1,674
Pension and other benefit liabilities	—	638	75	—	713
Long-term advances from affiliates	—	1,175	6	(1,181)	—
Other long-term liabilities	—	234	364	—	598
Long-term debt	—	8,213	53	—	8,266
Deferred income taxes	—	1,885	1,645	(5)	3,525
Total liabilities	5,910	14,000	2,663	(7,797)	14,776
Shareholders’ equity
Share capital	1,996	537	6,071	(6,608)	1,996
Additional paid-in capital	45	1,645	95	(1,740)	45
Accumulated other comprehensive (loss) income	(2,009)	(2,009)	631	1,378	(2,009)
Retained earnings	7,125	11,646	5,428	(17,074)	7,125
	7,157	11,819	12,225	(24,044)	7,157
Total liabilities and shareholders’ equity	$13,067	$25,819	$14,888	$(31,841)	$21,933

Condensed Consolidating Balance Sheets
As at December 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$42	$19	$—	$61
Accounts receivable, net	—	629	186	—	815
Accounts receivable, intercompany	125	167	224	(516)	—
Short-term advances to affiliates	—	1,602	4,651	(6,253)	—
Materials and supplies	—	136	37	—	173
Other current assets	—	39	29	—	68
	125	2,615	5,146	(6,769)	1,117
Long-term advances to affiliates	1,090	5	93	(1,188)	—
Investments	—	24	179	—	203
Investments in subsidiaries	11,443	12,003	—	(23,446)	—
Properties	—	9,579	8,839	—	18,418
Goodwill and intangible assets	—	—	202	—	202
Pension asset	—	1,243	—	—	1,243
Other assets	—	57	14	—	71
Deferred income taxes	6	—	—	(6)	—
Total assets	$12,664	$25,526	$14,473	$(31,409)	$21,254
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$115	$1,017	$317	$—	$1,449
Accounts payable, intercompany	4	344	168	(516)	—
Short-term advances from affiliates	5,909	341	3	(6,253)	—
Long-term debt maturing within one year	—	506	—	—	506
	6,028	2,208	488	(6,769)	1,955
Pension and other benefit liabilities	—	639	79	—	718
Long-term advances from affiliates	—	1,182	6	(1,188)	—
Other long-term liabilities	—	120	117	—	237
Long-term debt	—	8,135	55	—	8,190
Deferred income taxes	—	1,799	1,725	(6)	3,518
Total liabilities	6,028	14,083	2,470	(7,963)	14,618
Shareholders’ equity
Share capital	2,002	538	5,946	(6,484)	2,002
Additional paid-in capital	42	1,656	92	(1,748)	42
Accumulated other comprehensive (loss) income	(2,043)	(2,043)	839	1,204	(2,043)
Retained earnings	6,635	11,292	5,126	(16,418)	6,635
	6,636	11,443	12,003	(23,446)	6,636
Total liabilities and shareholders’ equity	$12,664	$25,526	$14,473	$(31,409)	$21,254

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended June 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$98	$565	$235	$(177)	$721
Investing activities
Additions to properties	—	(316)	(143)	—	(459)
Proceeds from sale of properties and other assets	—	8	—	—	8
Advances to affiliates	—	—	(245)	245	—
Repayment of advances to affiliates	—	5	19	(24)	—
Capital contributions to affiliates	—	(125)	—	125	—
Other	—	1	(5)	—	(4)
Cash used in investing activities	—	(427)	(374)	346	(455)
Financing activities
Dividends paid	(91)	(91)	(86)	177	(91)
Issuance of share capital	—	—	125	(125)	—
Issuance of CP Common Shares	10	—	—	—	10
Purchase of CP Common Shares	(257)	—	—	—	(257)
Repayment of long-term debt, excluding commercial paper	—	(480)	—	—	(480)
Net issuance of commercial paper	—	246	—	—	246
Advances from affiliates	245	—	—	(245)	—
Repayment of advances from affiliates	(5)	(19)	—	24	—
Cash (used in) provided by financing activities	(98)	(344)	39	(169)	(572)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	—	(1)	—	(1)
Cash position
Decrease in cash and cash equivalents	—	(206)	(101)	—	(307)
Cash and cash equivalents at beginning of period	—	226	126	—	352
Cash and cash equivalents at end of period	$—	$20	$25	$—	$45

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$83	$501	$328	$(201)	$711
Investing activities
Additions to properties	—	(276)	(137)	—	(413)
Proceeds from sale of properties and other assets	—	3	2	—	5
Advances to affiliates	—	(255)	(7)	262	—
Repurchase of share capital from affiliates	—	124	—	(124)	—
Cash used in investing activities	—	(404)	(142)	138	(408)
Financing activities
Dividends paid	(81)	(81)	(120)	201	(81)
Return of share capital to affiliates		—	(124)	124	—
Issuance of CP Common Shares	4	—	—	—	4
Purchase of CP Common Shares	(261)	—	—	—	(261)
Issuance of long-term debt, excluding commercial paper	—	638	—	—	638
Repayment of long-term debt, excluding commercial paper	—	(734)	—	—	(734)
Net issuance of commercial paper		53	—	—	53
Advances from affiliates	255	7	—	(262)	—
Cash used in financing activities	(83)	(117)	(244)	63	(381)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(3)	7	—	4
Cash position
Decrease in cash and cash equivalents	—	(23)	(51)	—	(74)
Cash and cash equivalents at beginning of period	—	43	82	—	125
Cash and cash equivalents at end of period	$—	$20	$31	$—	$51

Interim Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$785	$763	$454	$(868)	$1,134
Investing activities
Additions to properties	—	(457)	(226)	—	(683)
Proceeds from sale of properties and other assets	—	12	2	—	14
Advances to affiliates	—	(250)	(260)	510	—
Repayment of advances to affiliates	—	648	4	(652)	—
Capital contributions to affiliates	—	(125)	—	125	—
Other	—	1	(6)	—	(5)
Cash used in investing activities	—	(171)	(486)	(17)	(674)
Financing activities
Dividends paid	(182)	(782)	(86)	868	(182)
Issuance of share capital	—	—	125	(125)	—
Issuance of CP Common Shares	14	—	—	—	14
Purchase of CP Common Shares	(464)	—	—	—	(464)
Issuance of long-term debt, excluding commercial paper	—	397	—	—	397
Repayment of long-term debt, excluding commercial paper	—	(485)	—	—	(485)
Net issuance of commercial paper	—	246	—	—	246
Advances from affiliates	495	15	—	(510)	—
Repayment of advances from affiliates	(648)	(4)	—	652	—
Cash (used in) provided by financing activities	(785)	(613)	39	885	(474)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	(1)	—	(2)
Cash position
(Decrease) increase in cash and cash equivalents	—	(22)	6	—	(16)
Cash and cash equivalents at beginning of year	—	42	19	—	61
Cash and cash equivalents at end of year	$—	$20	$25	$—	$45

Interim Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$148	$893	$463	$(396)	$1,108
Investing activities
Additions to properties	—	(398)	(256)	—	(654)
Proceeds from sale of properties and other assets	—	6	3	—	9
Advances to affiliates	—	(562)	—	562	—
Repayment of advances to affiliates	—	—	495	(495)	—
Repurchase of share capital from affiliates	—	547	—	(547)	—
Other	—	—	(1)	—	(1)
Cash (used in) provided by investing activities	—	(407)	241	(480)	(646)
Financing activities
Dividends paid	(163)	(163)	(233)	396	(163)
Return of share capital to affiliates	—	—	(547)	547	—
Issuance of CP Common Shares	12	—	—	—	12
Purchase of CP Common Shares	(559)	—	—	—	(559)
Issuance of long-term debt, excluding commercial paper	—	638	—	—	638
Repayment of long-term debt, excluding commercial paper	—	(739)	—	—	(739)
Net issuance of commercial paper	—	53	—	—	53
Advances from affiliates	562	—	—	(562)	—
Repayment of advances from affiliates	—	(495)	—	495	—
Cash used in financing activities	(148)	(706)	(780)	876	(758)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	10	—	9
Cash position
Decrease in cash and cash equivalents	—	(221)	(66)	—	(287)
Cash and cash equivalents at beginning of year	—	241	97	—	338
Cash and cash equivalents at end of year	$—	$20	$31	$—	$51

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and six months ended June 30, 2019 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2018 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Second Quarter of 2019 Results

•
Financial performance - In the second quarter of 2019, CP reported Diluted earnings per share ("EPS") of $5.17, an increase of 70% as compared to the same period of 2018. Net income was $724 million in the second quarter of 2019, an increase of 66% as compared to the same period in 2018. These increases were primarily due to growth in operating income and foreign exchange ("FX") translation gains on debt and lease liabilities in 2019 compared to losses in 2018. Adjusted diluted EPS, which excludes the FX translation gains on debt and lease liabilities and a deferred tax recovery, was $4.30 in the second quarter of 2019, an increase of 36% compared to the same period of 2018. This increase was primarily due to higher operating income.

CP reported an Operating ratio of 58.4% in the second quarter of 2019, a 580 basis point improvement as compared to the same period of 2018. This improvement was primarily due to higher freight revenue and efficiencies generated from improved operating performance and asset utilization.

Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Total revenues - Total revenues increased by 13% in the second quarter of 2019 to $1,977 million from $1,750 million in the same period of 2018. This increase was primarily driven by higher volumes, higher freight rates and the favourable impact of the change in FX.

•
Operating performance - CP's average train speed increased by 5% to 22.4 miles per hour due to completion of network infrastructure projects in 2018. Average train weight increased by 3% to 9,295 tons and average train length increased by 3% to 7,523 feet due to improvements in operating plan efficiency and increased volumes of heavier commodities. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•	On July 15, 2019, the Company announced the appointment of Andrea Robertson and Edward R. Hamberger to CP’s Board of Directors, effective July 15, 2019.

•	On May 7, 2019, CP announced the election of all nine director nominees and, upon her re-election as a director, Ms. Isabelle Courville was confirmed as Chair of CP's Board of Directors.

•
On May 6, 2019, CP declared a quarterly dividend of $0.8300 per share on the outstanding Common Shares, an increase from $0.6500 per share. The dividend is payable on July 29, 2019 to holders of record at the close of business on June 28, 2019.

Prior Developments

•
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

•
During the second quarter of 2018, the Company received multiple strike notices from the Teamsters Canada Rail Conference - Train & Engine ("TCRC"), representing approximately 3,000 conductors and locomotive engineers, and the International Brotherhood of Electrical Workers ("IBEW"), representing approximately 360 signal maintainers. CP reached a three-year agreement with IBEW, ratified by IBEW membership on June 29, 2018, and a four-year agreement with TCRC, ratified by TCRC membership on July 20, 2018. The wind-down of operations and return to full service levels following the strike notices caused disruption to the network, losses in potential revenue and costs related to labour disruptions.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2019	2018(1)	% Change	2019	2018(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	72,717	67,695	7	137,571	132,106	4
Train miles (thousands)	8,373	7,993	5	16,196	15,635	4
Average train weight – excluding local traffic (tons)	9,295	9,056	3	9,088	9,023	1
Average train length – excluding local traffic (feet)	7,523	7,312	3	7,350	7,272	1
Average terminal dwell (hours)	6.4	6.7	(4)	7.1	7.3	(3)
Average train speed (miles per hour, or "mph")	22.4	21.4	5	21.8	21.0	4
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.934	0.960	(3)	0.972	0.971	—
Total Employees and Workforce
Total employees (average)	13,274	12,754	4	13,059	12,464	5
Total employees (end of period)	13,330	12,830	4	13,330	12,830	4
Workforce (end of period)	13,365	12,869	4	13,365	12,869	4
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.00	1.43	(30)	1.47	1.49	(1)
FRA train accidents per million train-miles	0.77	1.02	(25)	1.18	1.10	7

(1)	Certain figures have been updated to reflect new information or have been revised to conform with current presentation.

Operations Performance

These key measures of operating performance reflect how effective CP’s management is at controlling costs and executing the
Company’s operating plan and strategy. CP continues to drive further productivity improvements in its operations, allowing the Company to deliver superior service and grow its business at low incremental cost.

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

•
A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs increased by 7% in the second quarter of 2019 compared to the same period of 2018. This increase was primarily due to increased volumes of Potash, Canadian grain, Intermodal and Energy, chemicals and plastics. This increase was partially offset by decreased volumes of frac sand, U.S. grain and Canadian coal.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles increased by 5% in the second quarter of 2019 compared to the same period of 2018. This increase reflected the impact of a 7% increase in workload (GTMs), partially offset by improvements in train weights.

•
Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. Average train weight increased by 3% in the second quarter of 2019 compared to the same period of 2018. This increase was due to improvements in operating plan efficiency and increased volumes of heavier commodities, such as Potash, Canadian grain and crude.

•
Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased by 3% in the second quarter of 2019 compared to the same period of 2018. This increase was due to improvements in operating plan efficiency and increased volumes of Potash and Intermodal, which move in longer trains.

•
Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell improved by 4% in the second quarter of 2019 compared to the same period of 2018. This favourable decrease was due to improved network fluidity.

•
Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed increased by 5% in the second quarter of 2019 compared to the same period of 2018. This increase in speed was due to completion of network infrastructure projects in 2018.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel efficiency improved by 3% in the second quarter of 2019 compared to the same period of 2018. This increase in efficiency was due to improved operating performance.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

•
GTMs increased by 4% for the first six months of 2019 compared to the same period of 2018. This increase was primarily due to increased volumes of Potash, Intermodal, petroleum products and Canadian grain. This increase was partially offset by decreased volumes of frac sand and U.S. grain.

•
Train miles increased by 4% for the first six months of 2019 compared to the same period of 2018. This increase reflected the impact of a 4% increase in workload (GTMs), partially offset by improvements in train weights.

•
Average train weight increased by 1% for the first six months of 2019 compared to the same period of 2018. This was a result of improvements in operating plan efficiency combined with higher volumes of heavier commodities, such as Potash and Canadian grain. This increase was partially offset by the implementation of CP's winter contingency plan in the first quarter of 2019 resulting in shorter and lighter trains within the operating plan.

•
Average train length increased by 1% for the first six months of 2019 from the same period of 2018. This increase was primarily due to improvements in operating plan efficiency and increased Potash and Intermodal volumes, which move in longer trains. This increase was partially offset by the implementation of CP's winter contingency plan in the first quarter of 2019 resulting in shorter and lighter trains within the operating plan.

•	Average terminal dwell decreased by 3% in the first six months of 2019 compared to the same period of 2018. This favourable decrease was due to improved network fluidity.

•
Average train speed increased by 4% in the first six months of 2019 compared to the same period of 2018. This increase was primarily due to the completion of network infrastructure projects in 2018, partially offset by the impact of harsh winter operating conditions and network disruptions in the first quarter of 2019.

•
Fuel efficiency was unchanged in the first six months of 2019 compared to the same period of 2018. Improvements in operating performance in the second quarter of 2019 were offset by decreased train and locomotive productivity as a result of harsh winter conditions and network disruptions in the first quarter of 2019.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with CP. The average number of total employees increased by 4% and 5% for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. The total number of employees as at June 30, 2019 was 13,330, an increase of 500, or 4%, compared to 12,830 as at June 30, 2018.

Workforce is defined as total employees plus contractors and consultants. The total workforce as at June 30, 2019 was 13,365, an increase of 496, or 4%, compared to 12,869 as at June 30, 2018. The increases in the number of total employees and workforce is to accommodate current and anticipated volume growth.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees, and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.00 in the second quarter of 2019, a decrease from 1.43 in the same period of 2018. For the first six months of 2019, the FRA personal injury rate per 200,000 employee-hours for CP was 1.47, a decrease from 1.49 in the same period of 2018.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train-miles was 0.77 in the second quarter of 2019, a decrease from 1.02 in the same period of 2018. For the first six months of 2019, FRA train accidents per million train miles was 1.18, an increase from 1.10 in the same period of 2018.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and six months ended June 30, 2019 and the comparative figures in 2018. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2019	2018	2019	2018
Financial Performance
Total revenues	$1,977	$1,750	$3,744	$3,412
Operating income	822	627	1,365	1,167
Net income	724	436	1,158	784
Adjusted income(1)	602	453	994	843
Basic EPS	5.19	3.05	8.28	5.46
Diluted EPS	5.17	3.04	8.25	5.44
Adjusted diluted EPS(1)	4.30	3.16	7.08	5.85
Dividends declared per share	0.8300	0.6500	1.4800	1.2125
Cash provided by operating activities	721	711	1,134	1,108
Free cash(1)	265	331	458	495
	As at June 30, 2019		As at December 31, 2018
Financial Position
Total assets	$21,933		$21,254
Total long-term debt, including current portion	8,539		8,696
Total shareholders’ equity	7,157		6,636
	For the twelve months ended June 30
	2019		2018
Financial Ratios
Return on invested capital ("ROIC")(1)	17.4%		18.9%
Adjusted ROIC(1) (2)	16.8%		14.7%
	For the three months ended June 30		For the six months ended June 30
	2019	2018	2019	2018
Operating ratio(3)	58.4%	64.2%	63.5%	65.8%

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

(2)
As discussed further in footnote (1) to the Adjusted ROIC reconciliation table in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Adjusted ROIC for the twelve months ended June 30, 2018 has been adjusted from the amount as reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019.

(3)
Operating ratio is defined as operating expenses divided by revenues, further discussed in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Income

Operating income was $822 million in the second quarter of 2019, an increase of $195 million, or 31%, from $627 million in the same period of 2018. This increase was primarily due to:

•	higher volumes;

•	higher freight rates;

•	the efficiencies generated from improved operating performance and asset utilization;

•	the impact of changes in fuel prices;

•	gains on land sales of $17 million in 2019; and

•	the favourable impact of the change in FX of $15 million.

This increase was partially offset by:

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	the impact of cost inflation; and

•	higher depreciation and amortization.

Net income was $724 million in the second quarter of 2019, an increase of $288 million, or 66%, from $436 million in the same period of 2018. This increase was primarily due to higher Operating income, FX translation gains on debt and lease liabilities in 2019 compared to FX translation losses on debt in 2018, and a higher income tax recovery associated with changes in tax rates, partially offset by higher taxes primarily due to higher taxable income.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $602 million in the second quarter of 2019, an increase of $149 million, or 33%, from $453 million in the same period of 2018. This increase was due to the same factors discussed above for the increase in Net income, except that Adjusted income excludes FX translation gains or losses on debt and lease liabilities and deferred income tax recoveries associated with changes in tax rates.

Diluted Earnings per Share

Diluted EPS was $5.17 in the second quarter of 2019, an increase of $2.13, or 70%, from $3.04 in the same period of 2018. This increase was primarily due to higher Net income and lower average number of outstanding shares due to the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $4.30 in the second quarter of 2019, an increase of $1.14, or 36%, from $3.16 in the same period of 2018. This increase was primarily due to higher Adjusted income and lower average number of outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 58.4% in the second quarter of 2019, a 580 basis point improvement from 64.2% in the same period of 2018. This improvement was primarily due to:

•	higher volumes;

•	higher freight rates;

•	the efficiencies generated from improved operating performance and asset utilization;

•	gains on land sales in 2019; and

•	the impact of changes in fuel prices.

This improvement was partially offset by higher stock-based compensation driven primarily by an increase in the stock price and the impact of cost inflation.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 17.4% for the twelve months ended June 30, 2019, a 150 basis point decrease compared to 18.9% for the twelve months ended June 30, 2018. This decrease was due to a higher invested capital base due to higher Retained earnings from Net income and higher Income tax expenses due to income tax recoveries from tax rate changes in the twelve months ended June 30, 2018.

This decrease was partially offset by higher Operating income and higher Other components of net periodic benefit recoveries.

Adjusted ROIC was 16.8% for the twelve months ended June 30, 2019, a 210 basis point increase compared to 14.7% for the twelve months ended June 30, 2018. This increase was primarily due to higher Operating income and higher Other components of net periodic benefit recoveries, partially offset by higher Income tax expense due to higher taxable earnings and the increase in adjusted average invested capital primarily due to higher Net income. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Income

Operating income was $1,365 million in the first six months of 2019, an increase of $198 million, or 17%, from $1,167 million in the same period of 2018. This increase was primarily due to:

•	higher freight rates;

•	higher volumes;

•	the impact of changes in fuel prices;

•	the favourable impact of change in FX of $34 million; and

•	the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:

•	increased operating expense associated with higher casualty costs in the first quarter of 2019;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	increased weather related costs as a result of harsh winter operating conditions in the first quarter of 2019; and

•	the impact of cost inflation.

Net income was $1,158 million in the first six months of 2019, an increase of $374 million, or 48%, from $784 million in the same period of 2018. This increase was primarily due to higher Operating income, FX translation gains on debt and lease liabilities in 2019 compared to FX translation losses on debt in the same period of 2018, and a higher income tax recovery associated with changes in tax rates, partially offset by higher income taxes due to higher taxable income.

Adjusted income was $994 million in the first six months of 2019, an increase of $151 million, or 18%, from $843 million in the same period of 2018. This increase was due to the same factors discussed above for the increase in Net income, except that Adjusted income excludes FX translation gains and losses on debt and lease liabilities and income tax recoveries associated with changes in tax rates.

Diluted Earnings per Share

Diluted EPS was $8.25 in the first six months of 2019, an increase of $2.81, or 52%, from $5.44 in the same period of 2018. This increase was primarily due to higher Net income and lower average outstanding shares due to the Company’s share repurchase program.

Adjusted diluted EPS was $7.08 in the first six months of 2019, an increase of $1.23, or 21%, from $5.85 in the same period of 2018. This increase was primarily due to higher Adjusted income and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 63.5% in the first six months of 2019, a 230 basis point improvement from 65.8% in the same period of 2018. This improvement was primarily due to:

•	higher freight rates;

•	the impact of changes in fuel prices;

•	the efficiencies generated from improved operating performance and asset utilization; and

•	higher volumes.

This improvement was partially offset by:

•	increased operating expense associated with higher casualty costs in the first quarter of 2019;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	increased weather related costs as a result of harsh winter operating conditions in the first quarter of 2019; and

•	the impact of cost inflation.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. In the second quarter of 2019, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $33 million, an increase in total operating expenses of $18 million, and an increase in interest expense of $4 million from the same period in 2018. In the first six months of 2019, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $77 million, an increase in total operating expenses of $43 million, and an increase in interest expense of $9 million from the same period in 2018.

On July 12, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.30 Canadian dollar.

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

Average exchange rates (Canadian/U.S. dollar)	2019	2018
For the three months ended - June 30	$1.34	$1.29
For the six months ended - June 30	$1.33	$1.28

Ending Exchange rates (Canadian/U.S. dollar)	2019	2018
Beginning of year - January 1	$1.36	$1.25
Beginning of quarter - April 1	$1.33	$1.29
End of quarter - June 30	$1.31	$1.31

	For the three months ended June 30		For the six months ended June 30
High/Low exchange rates (Canadian/U.S. dollar)	2019	2018	2019	2018
High	$1.35	$1.33	$1.36	$1.33
Low	$1.31	$1.25	$1.31	$1.23

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three and six months ended June 30, 2019 and the comparative periods in 2018.

Average Fuel Price (U.S. dollars per U.S. gallon)	2019	2018
For the three months ended - June 30	$2.61	$2.79
For the six months ended - June 30	$2.51	$2.74

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the second quarter of 2019, the favourable impact of fuel prices on earnings was $18 million. Lower fuel prices resulted in a decrease in total operating expenses of $13 million. Increased carbon tax recoveries, and the timing of recoveries from CP's fuel cost adjustment program resulted in an increase in total revenues of $5 million from the same period in 2018.

In the first six months of 2019, the favourable impact of fuel prices on earnings was $37 million. Lower fuel prices resulted in a decrease in total operating expenses of $28 million. The timing of recoveries from CP's fuel cost adjustment program, and increased carbon tax recoveries resulted in an increase in total revenues of $9 million from the same period in 2018.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") for the three and six months ended June 30, 2019 and the comparative periods in 2018.

TSX (in Canadian dollars)	2019	2018
Opening Common Share price, as at January 1	$242.24	$229.66
Ending Common Share price, as at March 31	$275.34	$227.20
Ending Common Share price, as at June 30	$308.43	$240.92
Change in Common Share price for the three months ended June 30	$33.09	$13.72
Change in Common Share Price for the six months ended June 30	$66.19	$11.26

NYSE (in U.S. dollars)	2019	2018
Opening Common Share price, as at January 1	$177.62	$182.76
Ending Common Share price, as at March 31	$206.03	$176.50
Ending Common Share price, as at June 30	$235.24	$183.02
Change in Common Share price for the three months ended June 30	$29.21	$6.52
Change in Common Share Price for the six months ended June 30	$57.62	$0.26

In the second quarter of 2019, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $16 million compared to an increase of $4 million in the same period in 2018.

In the first six months of 2019, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $29 million compared to an increase of $2 million in the same period in 2018.

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

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,931	$1,709	$222	13	11
Non-freight revenues (in millions)	46	41	5	12	12
Total revenues (in millions)	$1,977	$1,750	$227	13	11
Carloads (in thousands)	716.8	678.8	38.0	6	N/A
Revenue ton-miles (in millions)	39,820	37,565	2,255	6	N/A
Freight revenue per carload (in dollars)	$2,694	$2,519	$175	7	5
Freight revenue per revenue ton-mile (in cents)	4.85	4.55	0.30	7	5

(1)
Freight revenues include fuel surcharge revenues of $126 million in 2019 and $113 million in 2018. 2019 and 2018 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $1,931 million in the second quarter of 2019, an increase of $222 million, or 13%, from $1,709 million in the same period of 2018. This increase was primarily due to higher volumes as measured by RTMs, higher freight revenue per revenue ton-mile due to higher freight rates, and the favourable impact of the change in FX of $33 million.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the second quarter of 2019 were 39,820 million, an increase of 6% compared with 37,565 million in the same period of 2018. This increase was mainly attributable to higher volumes of Potash, Canadian grain, Intermodal, and Energy, chemicals and plastics. This increase was partially offset by lower volumes of frac sand, U.S. grain and Canadian coal.

Non-freight revenues were $46 million in the second quarter of 2019, an increase of $5 million, or 12%, from $41 million in the same period of 2018. This increase was primarily due to higher switching fees and logistical services revenue.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$3,657	$3,334	$323	10	7
Non-freight revenues (in millions)	87	78	9	12	12
Total revenues (in millions)	$3,744	$3,412	$332	10	7
Carloads (in thousands)	1,352.4	1,327.9	24.5	2	N/A
Revenue ton-miles (in millions)	75,822	73,920	1,902	3	N/A
Freight revenue per carload (in dollars)	$2,704	$2,511	$193	8	5
Freight revenue per revenue ton-mile (in cents)	4.82	4.51	0.31	7	5

(1)
Freight revenues include fuel surcharge revenues of $233 million in 2019 and $214 million in 2018. 2019 and 2018 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $3,657 million in the first six months of 2019, an increase of $323 million, or 10%, from $3,334 million in the same period of 2018. This increase was primarily due to higher freight revenue per revenue ton-mile due to higher freight rates, higher volumes as measured in RTMs, and the favourable impact of the change in FX of $77 million.

RTMs for the first six months of 2019 were 75,822 million, an increase of 3% compared with 73,920 million in the same period of 2018. This increase was mainly attributable to higher volumes of Potash, Intermodal, petroleum products, and Canadian grain. This increase was partially offset by lower volumes of frac sand and U.S. grain.

Non-freight revenues were $87 million in the first six months of 2019, an increase of $9 million, or 12%, from $78 million in the same period of 2018. This increase was primarily due to higher switching fees and logistical services revenue.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues include fuel surcharge revenues of $126 million in the second quarter of 2019, an increase of $13 million, or 12%, from $113 million in the same period in 2018. This increase was primarily due to increased volumes, increased carbon tax recoveries, and the timing of recoveries from CP's fuel cost adjustment program. In the first six months of 2019, fuel surcharge revenues were $233 million, an increase of $19 million, or 9%, from $214 million in the same period in 2018. This increase was primarily due to increased volumes, the timing of recoveries from CP's fuel cost adjustment program, and increased carbon tax recoveries.

Lines of Business

Grain

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$422	$372	$50	13	11
Carloads (in thousands)	113.1	109.4	3.7	3	N/A
Revenue ton-miles (in millions)	9,452	8,960	492	5	N/A
Freight revenue per carload (in dollars)	$3,731	$3,406	$325	10	7
Freight revenue per revenue ton-mile (in cents)	4.46	4.16	0.30	7	5

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $422 million in the second quarter of 2019, an increase of $50 million, or 13%, from $372 million in the same period of 2018. The increase was primarily driven by increased volumes of regulated Canadian grain, increased freight revenue per revenue ton-mile, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of U.S. grain, primarily corn, to the Pacific Northwest. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for regulated Canadian grain. RTMs increased more than carloads due to moving proportionately more regulated Canadian grain to Vancouver, which has a longer length of haul.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$802	$729	$73	10	7
Carloads (in thousands)	205.9	207.1	(1.2)	(1)	N/A
Revenue ton-miles (in millions)	17,804	17,689	115	1	N/A
Freight revenue per carload (in dollars)	$3,895	$3,521	$374	11	8
Freight revenue per revenue ton-mile (in cents)	4.50	4.12	0.38	9	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $802 million in the first six months of 2019, an increase of $73 million, or 10%, from $729 million in the same period of 2018. The increase was primarily driven by increased freight revenue per revenue ton-mile, increased volumes of Canadian grain, and the favourable impact of the change in FX. This increase was partially offset by decreased volumes of U.S. grain, primarily corn, to the Pacific Northwest. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for regulated Canadian grain. RTMs increased while carloads decreased due to moving proportionately more regulated Canadian grain to Vancouver, which has a longer length of haul.

Coal

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$173	$164	$9	5	5
Carloads (in thousands)	77.7	77.1	0.6	1	N/A
Revenue ton-miles (in millions)	5,492	5,675	(183)	(3)	N/A
Freight revenue per carload (in dollars)	$2,227	$2,118	$109	5	5
Freight revenue per revenue ton-mile (in cents)	3.15	2.88	0.27	9	9

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $173 million in the second quarter of 2019, an increase of $9 million, or 5%, from $164 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, the favourable impact of the change in FX, and increased volumes of U.S. coal. This increase was partially offset by lower volumes of Canadian coal, driven by supply chain challenges at both the mines and ports. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs decreased while carloads increased due to moving proportionately less Canadian coal, which has a longer length of haul.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$331	$315	$16	5	4
Carloads (in thousands)	148.1	149.9	(1.8)	(1)	N/A
Revenue ton-miles (in millions)	10,724	10,893	(169)	(2)	N/A
Freight revenue per carload (in dollars)	$2,235	$2,099	$136	6	6
Freight revenue per revenue ton-mile (in cents)	3.09	2.89	0.20	7	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $331 million in the first six months of 2019, an increase of $16 million, or 5%, from $315 million in the same period of 2018. This increase was primarily due to higher freight revenue per revenue ton-mile and the favourable impact of the change in FX. This increase was partially offset by lower volumes of Canadian coal, driven by supply chain challenges at both the mines and ports. Freight revenue per revenue ton-mile increased due to higher freight rates.

Potash

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$136	$116	$20	17	15
Carloads (in thousands)	44.4	37.8	6.6	17	N/A
Revenue ton-miles (in millions)	5,242	4,425	817	18	N/A
Freight revenue per carload (in dollars)	$3,063	$3,051	$12	—	(2)
Freight revenue per revenue ton-mile (in cents)	2.59	2.61	(0.02)	(1)	(3)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $136 million in the second quarter of 2019, an increase of $20 million, or 17%, from $116 million in the same period of 2018. This increase was primarily due to higher export potash volumes and the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to moving proportionately more export volumes through the Port of Vancouver, which has a longer length of haul.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$250	$228	$22	10	7
Carloads (in thousands)	82.3	75.1	7.2	10	N/A
Revenue ton-miles (in millions)	9,815	8,806	1,009	11	N/A
Freight revenue per carload (in dollars)	$3,038	$3,031	$7	—	(2)
Freight revenue per revenue ton-mile (in cents)	2.55	2.58	(0.03)	(1)	(4)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $250 million in the first six months of 2019, an increase of $22 million, or 10%, from $228 million in the same period of 2018. This increase was primarily due to higher export potash volumes and the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to moving proportionately more export volumes through the Port of Vancouver, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$63	$55	$8	15	11
Carloads (in thousands)	14.1	13.2	0.9	7	N/A
Revenue ton-miles (in millions)	940	906	34	4	N/A
Freight revenue per carload (in dollars)	$4,468	$4,228	$240	6	3
Freight revenue per revenue ton-mile (in cents)	6.70	6.12	0.58	9	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $63 million in the second quarter of 2019, an increase of $8 million, or 15%, from $55 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, the favourable impact of the change in FX, and higher volumes of wet fertilizers. The increase was partially offset by lower volumes of dry fertilizers. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads increased more than RTMs due to moving proportionately less dry fertilizer from the U.S. Midwest to Western Canada, which has a longer length of haul.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$120	$116	$4	3	1
Carloads (in thousands)	27.8	28.1	(0.3)	(1)	N/A
Revenue ton-miles (in millions)	1,842	1,967	(125)	(6)	N/A
Freight revenue per carload (in dollars)	$4,317	$4,146	$171	4	1
Freight revenue per revenue ton-mile (in cents)	6.51	5.91	0.60	10	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $120 million in the first six months of 2019, an increase of $4 million, or 3%, from $116 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile and the favourable impact of the change in FX. This increase was partially offset by lower volumes of sulphur and wet fertilizers. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs decreased more than carloads due to moving proportionately less wet fertilizer to the U.S. Midwest, which has a longer length of haul.

Forest Products

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$78	$69	$9	13	8
Carloads (in thousands)	18.5	16.9	1.6	9	N/A
Revenue ton-miles (in millions)	1,289	1,211	78	6	N/A
Freight revenue per carload (in dollars)	$4,216	$4,134	$82	2	(1)
Freight revenue per revenue ton-mile (in cents)	6.05	5.77	0.28	5	2

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $78 million in the second quarter of 2019, an increase of $9 million, or 13%, from $69 million in the same period of 2018. This increase was due to higher volumes of woodpulp, lumber, and newsprint, the favourable impact of the change in FX, and increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads increased more than RTMs due to moving proportionately more logs and poles, which have a shorter length of haul.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$151	$135	$16	12	8
Carloads (in thousands)	35.6	33.6	2.0	6	N/A
Revenue ton-miles (in millions)	2,468	2,333	135	6	N/A
Freight revenue per carload (in dollars)	$4,242	$4,036	$206	5	2
Freight revenue per revenue ton-mile (in cents)	6.12	5.80	0.32	6	2

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $151 million in the first six months of 2019, an increase of $16 million, or 12%, from $135 million in the same period of 2018. This increase was due to higher volumes of woodpulp, lumber, and newsprint, the favourable impact of the change in FX, and increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates.

Energy, Chemicals and Plastics

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$346	$278	$68	24	22
Carloads (in thousands)	87.4	79.1	8.3	10	N/A
Revenue ton-miles (in millions)	6,971	6,405	566	9	N/A
Freight revenue per carload (in dollars)	$3,959	$3,509	$450	13	10
Freight revenue per revenue ton-mile (in cents)	4.96	4.34	0.62	14	12

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $346 million in the second quarter of 2019, an increase of $68 million, or 24%, from $278 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, increased volumes of crude, liquefied petroleum gas ("L.P.G."), and fuel oil, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for crude.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$661	$535	$126	24	20
Carloads (in thousands)	166.2	153.3	12.9	8	N/A
Revenue ton-miles (in millions)	13,330	12,562	768	6	N/A
Freight revenue per carload (in dollars)	$3,977	$3,489	$488	14	11
Freight revenue per revenue ton-mile (in cents)	4.96	4.26	0.70	16	13

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $661 million in the first six months of 2019, an increase of $126 million, or 24%, from $535 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, higher volumes of L.P.G., fuel oil and other refined products, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for crude. Carloads increased more than RTMs due to moving proportionately less long haul crude to Kansas City, Missouri, and proportionately more short haul crude to Chicago, Illinois and Noyes, Minnesota.

Metals, Minerals and Consumer Products

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$205	$204	$1	—	(2)
Carloads (in thousands)	63.7	66.0	(2.3)	(3)	N/A
Revenue ton-miles (in millions)	2,867	3,164	(297)	(9)	N/A
Freight revenue per carload (in dollars)	$3,218	$3,087	$131	4	1
Freight revenue per revenue ton-mile (in cents)	7.15	6.43	0.72	11	8

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $205 million in the second quarter of 2019, an increase of $1 million from $204 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile and the favourable impact of the change in FX. This increase was partially offset by decreased volumes of frac sand. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads decreased less than RTMs due increased volumes of short haul metallic ore.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$378	$387	$(9)	(2)	(6)
Carloads (in thousands)	117.2	124.6	(7.4)	(6)	N/A
Revenue ton-miles (in millions)	5,315	6,088	(773)	(13)	N/A
Freight revenue per carload (in dollars)	$3,225	$3,105	$120	4	—
Freight revenue per revenue ton-mile (in cents)	7.11	6.35	0.76	12	8

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $378 million in the first six months of 2019, a decrease of $9 million, or 2%, from $387 million in the same period of 2018. This decrease was primarily due to moving lower volumes of frac sand, partially offset by increased freight revenue per revenue ton-mile, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads decreased less than RTMs due increased volumes of short haul metallic ore.

Automotive

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$104	$91	$13	14	12
Carloads (in thousands)	31.5	30.1	1.4	5	N/A
Revenue ton-miles (in millions)	439	399	40	10	N/A
Freight revenue per carload (in dollars)	$3,302	$3,006	$296	10	7
Freight revenue per revenue ton-mile (in cents)	23.69	22.73	0.96	4	2

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $104 million in the second quarter of 2019, an increase of $13 million, or 14%, from $91 million in the same period of 2018. This increase was primarily due to increased volumes from Vancouver to Eastern Canada and higher volumes from the U.S. to CP's new Vancouver Automotive Compound, as well as the favourable impact of the change in FX, and increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs increased more than carloads due to growth in long haul volumes to and from Vancouver.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$180	$162	$18	11	8
Carloads (in thousands)	56.6	55.6	1.0	2	N/A
Revenue ton-miles (in millions)	774	704	70	10	N/A
Freight revenue per carload (in dollars)	$3,180	$2,908	$272	9	5
Freight revenue per revenue ton-mile (in cents)	23.26	22.99	0.27	1	(3)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $180 million in the first six months of 2019, an increase of $18 million, or 11%, from $162 million in the same period of 2018. This increase was primarily due to increased volumes from Vancouver to Eastern Canada and higher volumes from the U.S. to CP's new Vancouver Automotive Compound, as well as the favourable impact of the change in FX, and increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs increased more than carloads due to growth in long haul volumes to and from Vancouver.

Intermodal

For the three months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$404	$360	$44	12	11
Carloads (in thousands)	266.4	249.2	17.2	7	N/A
Revenue ton-miles (in millions)	7,128	6,420	708	11	N/A
Freight revenue per carload (in dollars)	$1,517	$1,449	$68	5	4
Freight revenue per revenue ton-mile (in cents)	5.67	5.62	0.05	1	—

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $404 million in the second quarter of 2019, an increase of $44 million, or 12%, from $360 million in the same period of 2018. This increase was primarily due to higher international volumes through the Port of Vancouver, the onboarding of a new domestic retail customer, and the favourable impact of the change in FX. RTMs increased more than carloads due to discontinuing expressway service in the second quarter of 2018, which had a shorter length of haul.

For the six months ended June 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$784	$727	$57	8	7
Carloads (in thousands)	512.7	500.6	12.1	2	N/A
Revenue ton-miles (in millions)	13,750	12,878	872	7	N/A
Freight revenue per carload (in dollars)	$1,529	$1,453	$76	5	4
Freight revenue per revenue ton-mile (in cents)	5.70	5.65	0.05	1	—

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $784 million in the first six months of 2019, an increase of $57 million, or 8%, from $727 million in the same period of 2018. This increase was primarily due to higher international volumes through the Port of Vancouver, the onboarding of a new domestic retail customer, and the favourable impact of the change in FX. RTMs increased more than carloads due to discontinuing expressway service in the second quarter of 2018, which had a shorter length of haul.

Operating Expenses

For the three months ended June 30 (in millions)	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$383	$351	$32	9	8
Fuel	236	230	6	3	—
Materials	54	53	1	2	—
Equipment rents	34	33	1	3	—
Depreciation and amortization	183	172	11	6	5
Purchased services and other	265	284	(19)	(7)	(8)
Total operating expenses	$1,155	$1,123	$32	3	1

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,155 million in the second quarter of 2019, an increase of $32 million, or 3%, from $1,123 million in the same period of 2018. This increase was primarily due to:

•	higher volume variable expenses;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	the unfavourable impact of the change in FX of $18 million; and

•	cost inflation.

This increase was partially offset by:

•	the efficiencies generated from improved operating performance and asset utilization;

•	gains on land sales of $17 million in 2019; and

•	the favourable impact of $13 million from lower fuel prices.

For the six months ended June 30 (in millions)	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$789	$725	$64	9	7
Fuel	445	445	—	—	(3)
Materials	111	108	3	3	2
Equipment rents	69	66	3	5	—
Depreciation and amortization	343	342	1	—	(1)
Purchased services and other	622	559	63	11	9
Total operating expenses	$2,379	$2,245	$134	6	4

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $2,379 million in the first six months of 2019, an increase of $134 million, or 6%, from $2,245 million in the same period of 2018. This increase was primarily due to:

•	increased operating expense associated with higher casualty costs incurred in the first quarter of 2019;

•	the unfavourable impact of the change in FX of $43 million;

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	higher volume variable expenses;

•	increased weather related costs as a result of harsh winter operating conditions in the first quarter of 2019; and

•	cost inflation.

This increase was partially offset by:

•	the favourable impact of $28 million from lower fuel prices;

•	the efficiencies generated from improved operating performance and asset utilization; and

•	higher gains on land sales of $15 million.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $383 million in the second quarter of 2019, an increase of $32 million, or 9%, from $351 million in the same period of 2018. This increase was primarily due to:

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	higher volume variable expense as a result of increased work load as measured by GTMs;

•	the impact of wage and benefit inflation; and

•	the unfavourable impact of the change in FX of $4 million.

This increase was partially offset by lower incentive compensation and labour efficiencies.

Compensation and benefits expense was $789 million in the first six months of 2019, an increase of $64 million, or 9%, from $725 million in the same period of 2018. This increase was primarily due to:

•	higher stock-based compensation driven primarily by an increase in the stock price;

•	the impact of harsher winter operating conditions;

•	the impact of wage and benefit inflation;

•	higher volume variable expense as a result of increased work load as measured by GTMs; and

•	the unfavourable impact of the change in FX of $10 million.

This increase was partially offset by lower incentive compensation.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $236 million in the second quarter of 2019, an increase of $6 million, or 3%, from $230 million in the same period of 2018. This increase was primarily due to an increase in workload, as measured by GTMs, and the unfavourable impact of the change in FX of $6 million.

This increase was partially offset by the favourable impact of $13 million from lower fuel prices and an increase in fuel efficiency of approximately 3% due to improved operating performance.

Fuel expense was $445 million in the first six months of 2019, unchanged from $445 million in the same period of 2018. This was primarily due to an increase in workload, as measured by GTMs, and the unfavourable impact of the change in FX of $15 million.

This increase was offset by the favourable impact of $28 million from lower fuel prices.

Materials

Materials expense includes the cost of material used for track, locomotive, freight car, building maintenance and software sustainment. Materials expense was $54 million in the second quarter of 2019, an increase of $1 million, or 2%, from $53 million in the same period of 2018. This increase was due to higher unscheduled locomotive maintenance and repairs partially offset by lower freight car maintenance materials.

Materials expense was $111 million in the first six months of 2019, an increase of $3 million, or 3%, from $108 million in the same period of 2018. This increase was due to higher unscheduled locomotive maintenance and repairs, cost inflation, impact of higher FX, and partially offset by lower freight car maintenance materials.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $34 million in the second quarter of 2019, an increase of $1 million, or 3%, from $33 million in the same period of 2018. This increase was primarily due to the unfavourable impact of the change in FX of $1 million.

Equipment rents expense was $69 million in the first six months of 2019, an increase of $3 million, or 5%, from $66 million in the same period of 2018. This increase was primarily due to the unfavourable impact of the change in FX of $3 million.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $183 million in the second quarter of 2019, an increase of $11 million, or 6%, from $172 million in the same period of 2018. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $2 million.

Depreciation and amortization expense was $343 million in the first six months of 2019, an increase of $1 million from $342 million in the same period of 2018. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $4 million, partially offset by the impact of depreciation studies and other adjustments.

Purchased Services and Other

For the three months ended June 30 (in millions)	2019	2018	Total Change	% Change
Support and facilities	$66	$65	$1	2
Track and operations	74	74	—	—
Intermodal	55	54	1	2
Equipment	35	40	(5)	(13)
Casualty	16	17	(1)	(6)
Property taxes	36	33	3	9
Other	—	1	(1)	(100)
Land sales	(17)	—	(17)	(100)
Total Purchased services and other	$265	$284	$(19)	(7)

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property and other taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $265 million in the second quarter of 2019, a decrease of $19 million, or 7%, from $284 million in the same period of 2018. This decrease was primarily due to:

•	gains on land sales of $17 million in 2019, reported in Land sales;

•	a decrease in costs for locomotive warranty service agreements, reported in Equipment; and

•	costs related to labour disruptions in the second quarter of 2018, reported in Track and operations.

This decrease was partially offset by:

•	higher intermodal expenses related to pickup and delivery services, reported in Intermodal;

•	higher property taxes due to higher tax rates; and

•	the unfavourable impact of the change in FX of $4 million.

For the six months ended June 30 (in millions)	2019	2018	Total Change	% Change
Support and facilities	$137	$131	$6	5
Track and operations	149	146	3	2
Intermodal	111	107	4	4
Equipment	67	74	(7)	(9)
Casualty	85	34	51	150
Property taxes	72	67	5	7
Other	18	2	16	800
Land sales	(17)	(2)	(15)	750
Total Purchased services and other	$622	$559	$63	11

Purchased services and other expense was $622 million in the first six months of 2019, an increase of $63 million, or 11%, from $559 million in the same period of 2018. This increase was primarily due to:

•	higher expenses due to the increased number and severity of casualty incidents, which were the result of difficult weather operating conditions, reported in Casualty;

•	a $10 million charge associated with a dispute settlement, reported in Other;

•	the unfavourable impact of the change in FX of $10 million;

•	higher snow removal and other weather related costs reported in Track and operations and Intermodal;

•	higher property taxes due to higher tax rates; and

•	higher intermodal expenses related to pickup and delivery services, reported in Intermodal.

This increase was partially offset by:

•	gains on land sales of $17 million in 2019, reported in Land sales;

•	a decrease in costs for locomotive warranty service agreements, reported in Equipment; and

•	costs related to labour disruptions in the second quarter of 2018, reported in Track and operations.

Other Income Statement Items

Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other income was $40 million in the second quarter of 2019, compared to an expense of $52 million in the same period of 2018, a change of $92 million, or 177%. This change was primarily due to an FX translation gain on debt and lease liabilities of $37 million, compared to an FX translation loss of $44 million on debt in the same period of 2018.

Other income was $87 million in the first six months of 2019, compared to an expense of $103 million in the same period of 2018, a change of $190 million, or 184%. This change was primarily due to an FX translation gain on debt and lease liabilities of $82 million, compared to an FX translation loss of $93 million on debt in the same period of 2018.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic recovery was $98 million in the second quarter of 2019, compared to $95 million in the same period of 2018, an increase of $3 million or 3%. Other components of net periodic recovery was $195 million in the first six months of 2019, compared to $191 million in the same period of 2018, an increase of $4 million or 2%. These increases were primarily due to a decrease in the recognized net actuarial loss.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $112 million in the second quarter of 2019, unchanged from the same period of 2018. This was due to a net reduction in interest charges of $5 million as the result of a lower effective interest rate from debt refinancing in 2018 and 2019 and higher interest income of $2 million, offset by the unfavourable impact from the change in FX of $4 million and a decrease in capitalized interest of $3 million.

Net interest expense was $226 million in the first six months of 2019, a decrease of $1 million from $227 million in the same period of 2018. This decrease was primarily due to a net reduction in interest charges of $11 million as the result of a lower effective interest rate from debt refinancing in 2018 and 2019 and higher interest income of $2 million, partially offset by the unfavourable impact from the change in FX of $9 million and a decrease in capitalized interest of $3 million.

Income Tax Expense

During the three months ended June 30, 2019, an Alberta provincial corporate tax rate decrease was enacted and resulted in an $88 million deferred tax recovery on the revaluation of deferred income tax balances as at January 1, 2019.

During the three months ended June 30, 2018, the Iowa and Missouri state corporate income tax rate decreases were enacted and resulted in a $21 million deferred tax recovery on the revaluation of deferred income tax balances as at January 1, 2018.

Income tax expense was $124 million in the second quarter of 2019, an increase of $2 million, or 2%, from $122 million in the same period of 2018. This increase was due to higher taxable earnings and a higher effective tax rate, partially offset by the higher deferred tax recovery, described above, compared to the same period of 2018.

Income tax expense was $263 million in the first six months of 2019, an increase of $19 million, or 8%, from $244 million in the same period of 2018. This increase was due to higher taxable earnings and a higher effective tax rate, partially offset by the higher deferred tax recovery, described above, compared to the same period of 2018.

The effective tax rate in the second quarter of 2019, including discrete items, was 14.63% compared to 21.88% in the same period of 2018. The effective tax rate in the first six months of 2019, including discrete items, was 18.50% compared to 23.73% in the same period of 2018. The effective tax rate in the second quarter and first six months of 2019, excluding discrete items, was 25.75% compared to 24.75% in 2018. These increases in the effective tax rate excluding discrete items were primarily due to increased taxable earnings and a higher proportion of the Company's income earned in higher tax rate jurisdictions.

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

As at June 30, 2019, the Company had $45 million of Cash and cash equivalents, U.S. $1.0 billion available under its revolving credit facility, and up to $543 million available under its letter of credit facilities (December 31, 2018 - $61 million of Cash and cash equivalents, U.S. $1.0 billion available under its revolving credit facility, and up to $540 million available under its letter of credit facilities).

As at June 30, 2019, the Company's revolving credit facility was undrawn (December 31, 2018 - undrawn) and the Company did not draw from its revolving credit facility during the three and six months ended June 30, 2019. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at June 30, 2019, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at June 30, 2019, total commercial paper borrowings were U.S. $185 million (December 31, 2018 - $nil).

As at June 30, 2019, under its bilateral letter of credit facility, the Company had letters of credit drawn of $57 million from a total available amount of $600 million. This compares to letters of credit drawn of $60 million from a total available amount of $600 million as at December 31, 2018. Under the bilateral letter of credit facility, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. As at June 30, 2019, the Company did not have any collateral posted on its bilateral letter of credit facility (December 31, 2018 - $nil).

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $721 million in the second quarter of 2019, an increase of $10 million compared to $711 million in the same period of 2018. This increase was primarily due to an increase in cash generating income in the second quarter of 2019, partially offset by unfavourable changes in working capital, compared to the same period in 2018.

Cash provided by operating activities was $1,134 million in the first six months of 2019, an increase of $26 million compared to $1,108 million in the same period of 2018. This increase was primarily due to increases in cash generating income and deferred revenue in the six months ended June 30, 2019, partially offset by unfavourable changes in working capital, compared to the same period in 2018.

Investing Activities

Cash used in investing activities was $455 million in the second quarter of 2019, an increase of $47 million compared to $408 million in the same period of 2018. Cash used in investing activities was $674 million in the first six months of 2019, an increase of $28 million compared to $646 million in the same period of 2018. These increases were primarily due to higher capital additions during 2019 compared to the same period in 2018.

Free Cash

CP generated positive Free cash of $265 million in the second quarter of 2019, a decrease of $66 million from $331 million in the same period of 2018. For the first six months of 2019, CP generated positive Free cash of $458 million, a decrease of $37 million from $495 million in the same period of 2018. These decreases were primarily due to an increase in cash used in investing activities as a result of higher additions to properties and higher dividends paid, partially offset by higher cash from operating activities.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $572 million in the second quarter of 2019, an increase of $191 million compared to cash used in financing activities of $381 million in the same period of 2018. This increase was primarily due to the issuance of the U.S. $500 million 10-year notes in the second quarter of 2018. This was partially offset by the repayment of the U.S. $350 million notes during the second quarter of 2019 compared to the repayments of the U.S. $275 million and $375 million notes in the same period of 2018, and higher net issuance of commercial paper during the second quarter of 2019.

Cash used in financing activities was $474 million in the first six months of 2019, a decrease of $284 million compared to $758 million in the same period of 2018. This decrease was primarily due to the repayment of the U.S. $350 million notes during the second quarter of 2019 compared to the repayments of the U.S. $275 million and $375 million notes in the same period of 2018, higher net issuance of commercial paper during the six months ended June 30, 2019, and a decrease in payments to buy back shares under the Company's share repurchase program during the six months ended June 30, 2019. This is partially offset by the issuance of the $400 million 10-year notes issued in the six months ended June 30, 2019 compared to the issuance of the U.S. $500 million 10-year notes in the same period of 2018.

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

As at June 30, 2019, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2018.

Credit ratings as at June 30, 2019(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended June 30, 2019 and June 30, 2018 was 2.4 and 2.8, respectively. This decrease was primarily due to an increase in Adjusted EBITDA as at June 30, 2019. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Share Capital

At July 15, 2019, the latest practicable date, there were 138,576,204 Common Shares and no preferred shares issued and outstanding, which consists of 14,111 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At July 15, 2019, 1.6 million options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1.1 million options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase CP Common Shares. There are no outstanding options under the DSOP, which has 0.3 million options available to be issued in the future.

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

In the first six months of 2019, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $88 million due to the change in the Alberta provincial corporate income tax rate that favourably impacted Diluted EPS by 63 cents; and

•	during the year to date, a net non-cash gain of $82 million ($76 million after deferred tax) due to FX translation of debt and lease liabilities as follows:

–	in the second quarter, a $37 million gain ($34 million after deferred tax) that favourably impacted Diluted EPS by 24 cents; and

–	in the first quarter, a $45 million gain ($42 million after deferred tax) that favourably impacted Diluted EPS by 30 cents.

In 2018, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $21 million due to reductions in the Missouri and Iowa state tax rates that favourably impacted Diluted EPS by 15 cents; and

•	during the course of the year, a net non-cash loss of $168 million ($150 million after deferred tax) due to FX translation of debt as follows:

–	in the fourth quarter, a $113 million loss ($103 million after deferred tax) that unfavourably impacted Diluted EPS by 72 cents;

–	in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 23 cents;

–	in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents; and

–	in the first quarter, a $49 million loss ($42 million after deferred tax) that unfavourably impacted Diluted EPS by 29 cents.

In the last six months ended December 31, 2017, there were two significant items included in Net income as follows:

•	a net deferred tax recovery of $524 million as a result of changes in income tax rates as follows:

–	in the fourth quarter, a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by $3.63;

–	in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate that unfavourably impacted Diluted EPS by 2 cents; and

•	a net non-cash gain of $91 million ($79 million after deferred tax) due to FX translation of debt as follows:

–	in the fourth quarter, a $14 million loss ($12 million after deferred tax) that unfavourably impacted Diluted EPS by 8 cents; and

–	in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 62 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2019 and 2018, and the twelve months ended June 30, 2019 and 2018:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the three months ended June 30		For the six months ended June 30
(in millions)	2019	2018	2019	2018
Net income as reported	$724	$436	$1,158	$784
Less significant items (pre-tax):
Impact of FX translation on debt and lease liabilities	37	(44)	82	(93)
Add:
Tax effect of adjustments(1)	3	(6)	6	(13)
Income tax rate changes	(88)	(21)	(88)	(21)
Adjusted income	$602	$453	$994	$843
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 9.47% and 7.82% for the three and six months ended June 30, 2019, and 13.43% and 13.43% for the three and six months ended June 30, 2018, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended June 30		For the six months ended June 30
	2019	2018	2019	2018
Diluted earnings per share as reported	$5.17	$3.04	$8.25	$5.44
Less significant items (pre-tax):
Impact of FX translation on debt and lease liabilities	0.27	(0.31)	0.58	(0.65)
Add:
Tax effect of adjustments(1)	0.03	(0.04)	0.04	(0.09)
Income tax rate changes	(0.63)	(0.15)	(0.63)	(0.15)
Adjusted diluted earnings per share	$4.30	$3.16	$7.08	$5.85
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 9.47% and 7.82% for the three and six months ended June 30, 2019, and 13.43% and 13.43% for the three and six months ended June 30, 2018, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

ROIC and Adjusted ROIC

ROIC is calculated as Operating income less Other (income) expense and Other components of net periodic benefit recovery, tax effected at the Company's annualized effective tax rate, divided by Average invested capital. Average invested capital is defined as the sum of total Shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing, as presented in the Company's Consolidated Financial Statements, averaged between the beginning and ending balance over a rolling twelve-month period. Adjusted ROIC excludes significant items reported in Operating income, Other (income) expense, and Other components of net periodic benefit recovery in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount. Adjusted average invested capital is similarly adjusted for the impact of these significant items, net of tax, on closing balances as part of this average. ROIC and Adjusted ROIC are performance measures that measure how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and are important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC and Adjusted ROIC are presented in Financial Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended June 30
(in millions, except for percentages)	2019	2018
Operating income as reported	$3,029	$2,471
Less:
Other (income) expense	(16)	14
Other components of net periodic benefit recovery	(388)	(330)
Tax(1)	758	67
	$2,675	$2,720
Average invested capital	$15,377	$14,406
ROIC	17.4%	18.9%
(1)Tax was calculated at the annualized effective tax rate of 22.08% and 2.41% for each of the above items for the twelve months ended June 30, 2019 and 2018, respectively.

	For the twelve months ended June 30
(in millions, except for percentages)	2019	2018(1)
Operating income as reported	$3,029	$2,471
Less:
Other (income) expense	(16)	14
Other components of net periodic benefit recovery	(388)	(330)
Add significant items (pre-tax):
Impact of FX translation on debt and lease liabilities	(7)	2
Less:
Tax(2)	857	713
	$2,569	$2,076
Average invested capital	$15,377	$14,406
Add:
Impact of periodic significant items net of tax on the above average	(44)	(273)
Adjusted average invested capital	$15,333	$14,133
Adjusted ROIC	16.8%	14.7%
(1) Adjusted ROIC for the twelve months ended June 30, 2018 has been restated to reflect an adjustment to the calculation of Adjusted average invested capital. An increase to reported equity arising from periodic significant items net of tax was added, instead of deducted, within the calculation of Adjusted average invested capital reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018.  The corrective revision results in a positive adjustment of 0.6% to Adjusted ROIC for the twelve months ended June 30, 2018 as previously reported (from 14.1%, as reported, to 14.7%), which the Company considers immaterial to its financial condition and results of operations.
(2) Tax was calculated at the adjusted annualized effective tax rate of 25.03% and 25.58% for each of the above items for the twelve months ended June 30, 2019 and 2018, respectively.

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended June 30		For the six months ended June 30
(in millions)	2019	2018	2019	2018
Cash provided by operating activities	$721	$711	$1,134	$1,108
Cash used in investing activities	(455)	(408)	(674)	(646)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(1)	4	(2)	9
Settlement of forward starting swaps on debt issuance	—	24	—	24
Free cash	$265	$331	$458	$495

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

FX adjusted % changes in revenues are further used in calculating FX adjusted % change in freight revenue per carload and RTM. These items are presented in Operating Revenues of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Freight revenues by line of business
Grain	$422	$372	$8	$380	11
Coal	173	164	—	164	5
Potash	136	116	2	118	15
Fertilizers and sulphur	63	55	2	57	11
Forest products	78	69	3	72	8
Energy, chemicals and plastics	346	278	6	284	22
Metals, minerals and consumer products	205	204	6	210	(2)
Automotive	104	91	2	93	12
Intermodal	404	360	4	364	11
Freight revenues	1,931	1,709	33	1,742	11
Non-freight revenues	46	41	—	41	12
Total revenues	$1,977	$1,750	$33	$1,783	11

	For the six months ended June 30
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Freight revenues by line of business
Grain	$802	$729	$18	$747	7
Coal	331	315	2	317	4
Potash	250	228	6	234	7
Fertilizers and sulphur	120	116	3	119	1
Forest products	151	135	5	140	8
Energy, chemicals and plastics	661	535	15	550	20
Metals, minerals and consumer products	378	387	14	401	(6)
Automotive	180	162	5	167	8
Intermodal	784	727	9	736	7
Freight revenues	3,657	3,334	77	3,411	7
Non-freight revenues	87	78	—	78	12
Total revenues	$3,744	$3,412	$77	$3,489	7

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Compensation and benefits	$383	$351	$4	$355	8
Fuel	236	230	6	236	—
Materials	54	53	1	54	—
Equipment rents	34	33	1	34	—
Depreciation and amortization	183	172	2	174	5
Purchased services and other	265	284	4	288	(8)
Total operating expenses	$1,155	$1,123	$18	$1,141	1

	For the six months ended June 30
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Compensation and benefits	$789	$725	$10	$735	7
Fuel	445	445	15	460	(3)
Materials	111	108	1	109	2
Equipment rents	69	66	3	69	—
Depreciation and amortization	343	342	4	346	(1)
Purchased services and other	622	559	10	569	9
Total operating expenses	$2,379	$2,245	$43	$2,288	4

Reconciliation of Net Income to EBIT, Adjusted EBIT and Adjusted EBITDA

Earnings before interest and tax ("EBIT") is calculated as Net income before Net interest expense and Income tax expense. Adjusted EBIT excludes significant items reported in both Operating income and Other (income) expense. Adjusted EBITDA is calculated as Adjusted EBIT plus Other components of net periodic benefit recovery, operating lease expense and Depreciation and amortization.

	For the twelve months ended June 30
(in millions)	2019	2018
Net income as reported	$2,325	$2,278
Add:
Net interest expense	452	458
Income tax expense	656	51
EBIT	3,433	2,787
Less significant items (pre-tax):
Impact of FX translation on debt and lease liabilities	7	(2)
Adjusted EBIT	3,426	2,789
Less:
Other components of net periodic benefit recovery	388	330
Operating lease expense	(102)	(88)
Depreciation and amortization	(697)	(672)
Adjusted EBITDA	$3,837	$3,219

Adjusted Net Debt to Adjusted EBITDA Ratio

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year, and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating lease liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents. Adjusted net debt to Adjusted EBITDA ratio is calculated as Adjusted net debt divided by Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a key credit measure used to assess the Company’s financial capacity. The ratio provides information on the Company’s ability to service its debt and other long-term obligations. Adjusted net debt to Adjusted EBITDA ratio is discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2019	2018
Long-term debt including long-term debt maturing within one year as at June 30	$8,539	$8,483
Less:
Pension plans deficit(1)	(263)	(279)
Operating lease liabilities(2)	(375)	(271)
Cash and cash equivalents	45	51
Adjusted net debt as at June 30	$9,132	$8,982
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

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2019	2018
Adjusted net debt as at June 30	$9,132	$8,982
Adjusted EBITDA for the year ended June 30	3,837	3,219
Adjusted net debt to Adjusted EBITDA ratio	2.4	2.8

Off-Balance Sheet Arrangements

Guarantees

At June 30, 2019, the Company had residual value guarantees on operating lease commitments of $2 million (December 31, 2018 - $2 million). The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at June 30, 2019, the fair value of these guarantees recognized as a liability was $9 million (December 31, 2018 - $10 million).

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, leases, and commercial arrangements, as at June 30, 2019.

Payments due by period (in millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & beyond
Contractual commitments
Interest on long-term debt and finance leases	$11,437	$218	$862	$735	$9,622
Long-term debt	8,472	254	432	967	6,819
Finance leases	155	4	14	113	24
Operating lease(1)	421	50	127	95	149
Supplier purchase	1,210	356	218	187	449
Other long-term liabilities(2)	473	27	105	101	240
Total contractual commitments	$22,168	$909	$1,758	$2,198	$17,303
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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at June 30, 2019.

Payments due by period (in millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & beyond
Certain other financial commitments
Letters of credit	$57	$57	$—	$—	$—
Capital commitments	734	395	162	64	113
Total certain other financial commitments	$791	$452	$162	$64	$113

Critical Accounting Estimates

To prepare consolidated financial statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2018 Annual Report on Form 10-K. There have not been any material changes to the Company's critical accounting estimates in the first six months of 2019.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit and Finance Committee, which is composed entirely of independent directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three and six months ended June 30, 2019 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2018 Annual Report on Form 10-K. Refer to information on foreign exchange risk and share price impact on stock-based compensation discussed below:

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

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at June 30, 2019, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other (income) expense. For further information on the net investment hedge, please refer to Item 8. Financial Statements and Supplementary Data, Note 18 Financial Instruments, in CP's 2018 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.4 million to $0.6 million based on information available at June 30, 2019. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2019, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 14 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP has established a share repurchase program, which is further described in Item 1. Financial Statements, Note 10 Shareholder's Equity. The following table presents Common Shares repurchased during each month of the second quarter of 2019.

2019	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	2,788,062
May 1 to May 31	—	—	—	2,788,062
June 1 to June 30	956,243	308.84	956,243	1,831,819
Ending Balance	956,243	$308.84	956,243	N/A
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

The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2019 and 2018; (ii) the Interim Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2019 and 2018; (iii) the Interim Consolidated Balance Sheets at June 30, 2019, and December 31, 2018; (iv) the Interim Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2019 and 2018; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the second quarters and first six months ended June 30, 2019 and 2018; and (vi) the Notes to Interim Consolidated Financial Statements.

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

Dated: July 16, 2019