Form 10-Q
period 2019-09-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2019-10-24
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

As of the close of business on October 22, 2019, there were 137,195,014 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2019	2018	2019	2018
Revenues (Note 3)
Freight	$1,932	$1,854	$5,589	$5,188
Non-freight	47	44	134	122
Total revenues	1,979	1,898	5,723	5,310
Operating expenses
Compensation and benefits	355	365	1,144	1,090
Fuel	210	226	655	671
Materials	50	47	161	155
Equipment rents	33	33	102	99
Depreciation and amortization	185	174	528	516
Purchased services and other	277	263	899	822
Total operating expenses	1,110	1,108	3,489	3,353

Operating income	869	790	2,234	1,957
Less:
Other expense (income) (Note 5)	29	(47)	(58)	56
Other components of net periodic benefit recovery (Note 13)	(99)	(96)	(294)	(287)
Net interest expense	110	112	336	339
Income before income tax expense	829	821	2,250	1,849
Income tax expense (Note 6)	211	199	474	443
Net income	$618	$622	$1,776	$1,406

Earnings per share (Note 7)
Basic earnings per share	$4.47	$4.36	$12.75	$9.81
Diluted earnings per share	$4.46	$4.35	$12.70	$9.78

Weighted-average number of shares (millions) (Note 7)
Basic	138.1	142.6	139.3	143.2
Diluted	138.7	143.1	139.8	143.7

Dividends declared per share	$0.8300	$0.6500	$2.3100	$1.8625
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Net income	$618	$622	$1,776	$1,406
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(8)	12	23	(24)
Change in derivatives designated as cash flow hedges	2	1	8	36
Change in pension and post-retirement defined benefit plans	20	28	61	86
Other comprehensive income before income taxes	14	41	92	98
Income tax recovery (expense) on above items	3	(22)	(41)	(11)
Other comprehensive income (Note 4)	17	19	51	87
Comprehensive income	$635	$641	$1,827	$1,493
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2019	2018
Assets
Current assets
Cash and cash equivalents	$145	$61
Accounts receivable, net	770	815
Materials and supplies	188	173
Other current assets	83	68
	1,186	1,117
Investments	215	203
Properties (Note 9)	18,909	18,418
Goodwill and intangible assets	195	202
Pension asset	1,572	1,243
Other assets (Note 9)	462	71
Total assets	$22,539	$21,254
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$1,415	$1,449
Long-term debt maturing within one year (Note 8, 9, 11)	675	506
	2,090	1,955
Pension and other benefit liabilities	712	718
Other long-term liabilities (Note 9)	579	237
Long-term debt (Note 8, 9, 11)	8,308	8,190
Deferred income taxes	3,635	3,518
Total liabilities	15,324	14,618
Shareholders’ equity
Share capital	1,982	2,002
Additional paid-in capital	45	42
Accumulated other comprehensive loss (Note 4)	(1,992)	(2,043)
Retained earnings	7,180	6,635
	7,215	6,636
Total liabilities and shareholders’ equity	$22,539	$21,254
Contingencies (Note 14)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Operating activities
Net income	$618	$622	$1,776	$1,406
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	185	174	528	516
Deferred income tax expense (Note 6)	96	77	116	155
Pension recovery and funding (Note 13)	(94)	(84)	(271)	(238)
Foreign exchange loss (gain) on debt and lease liabilities (Note 5)	25	(38)	(57)	55
Settlement of forward starting swaps on debt issuance (Note 11)	—	—	—	(24)
Other operating activities, net	24	(6)	87	(23)
Change in non-cash working capital balances related to operations	(31)	(72)	(222)	(66)
Cash provided by operating activities	823	673	1,957	1,781
Investing activities
Additions to properties	(464)	(430)	(1,147)	(1,084)
Proceeds from sale of properties and other assets	4	7	18	16
Other	(1)	—	(6)	(1)
Cash used in investing activities	(461)	(423)	(1,135)	(1,069)
Financing activities
Dividends paid	(116)	(92)	(298)	(255)
Issuance of CP Common Shares	6	4	20	16
Purchase of CP Common Shares (Note 10)	(500)	—	(964)	(559)
Issuance of long-term debt, excluding commercial paper (Note 8)	—	—	397	638
Repayment of long-term debt, excluding commercial paper (Note 8)	(6)	(5)	(491)	(744)
Net issuance (repayment) of commercial paper (Note 8)	355	(53)	601	—
Other	(2)	—	(2)	—
Cash used in financing activities	(263)	(146)	(737)	(904)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	1	(5)	(1)	4
Cash position
Increase (decrease) in cash and cash equivalents	100	99	84	(188)
Cash and cash equivalents at beginning of period	45	51	61	338
Cash and cash equivalents at end of period	$145	$150	$145	$150

Supplemental disclosures of cash flow information:
Income taxes paid	$122	$74	$379	$230
Interest paid	$141	$147	$373	$380
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended September 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at July 1, 2019	139.1	$1,996	$45	$(2,009)	$7,125	$7,157
Net income	—	—	—	—	618	618
Other comprehensive income (Note 4)	—	—	—	17	—	17
Dividends declared ($0.8300 per share)	—	—	—	—	(114)	(114)
Effect of stock-based compensation expense	—	—	3	—	—	3
CP Common Shares repurchased (Note 10)	(1.6)	(22)	—	—	(449)	(471)
Shares issued under stock option plan	—	8	(3)	—	—	5
Balance at September 30, 2019	137.5	$1,982	$45	$(1,992)	$7,180	$7,215
Balance at July 1, 2018	142.5	$2,013	$45	$(1,673)	$6,189	$6,574
Net income	—	—	—	—	622	622
Other comprehensive income (Note 4)	—	—	—	19	—	19
Dividends declared ($0.6500 per share)	—	—	—	—	(93)	(93)
Effect of stock-based compensation expense	—	—	2	—	—	2
Shares issued under stock option plan	0.1	4	—	—	—	4
Balance at September 30, 2018	142.6	$2,017	$47	$(1,654)	$6,718	$7,128

	For the nine months ended September 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2018, as previously reported	140.5	$2,002	$42	$(2,043)	$6,635	$6,636
Impact of accounting change (Note 2)	—	—	—	—	(5)	(5)
Balance at January 1, 2019, as restated	140.5	$2,002	$42	$(2,043)	$6,630	$6,631
Net income	—	—	—	—	1,776	1,776
Other comprehensive income (Note 4)	—	—	—	51	—	51
Dividends declared ($2.3100 per share)	—	—	—	—	(320)	(320)
Effect of stock-based compensation expense	—	—	11	—	—	11
CP Common Shares repurchased (Note 10)	(3.2)	(46)	—	—	(906)	(952)
Shares issued under stock option plan	0.2	26	(8)	—	—	18
Balance at September 30, 2019	137.5	$1,982	$45	$(1,992)	$7,180	$7,215
Balance at January 1, 2018	144.9	$2,032	$43	$(1,741)	$6,103	$6,437
Net income	—	—	—	—	1,406	1,406
Other comprehensive income (Note 4)	—	—	—	87	—	87
Dividends declared ($1.8625 per share)	—	—	—	—	(267)	(267)
Effect of stock-based compensation expense	—	—	8	—	—	8
CP Common Shares repurchased (Note 10)	(2.5)	(35)	—	—	(524)	(559)
Shares issued under stock option plan	0.2	20	(4)	—	—	16
Balance at September 30, 2018	142.6	$2,017	$47	$(1,654)	$6,718	$7,128
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

Future changes

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments under FASB ASC Topic 326. This will replace the current incurred loss methodology used for establishing a provision against financial assets, including accounts receivable, with a forward-looking expected loss methodology for accounts receivable, loans and other financial instruments. The standard is effective as of January 1, 2020. Entities are required to apply the amendments in this update using a modified retrospective approach, through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently performing analysis to determine the impact this new accounting standard will have on its financial statements, as well as determining the most appropriate portfolios of financial assets and the expected loss methodology to apply to each portfolio.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Freight
Grain	$409	$384	$1,211	$1,113
Coal	183	171	514	486
Potash	117	130	367	358
Fertilizers and sulphur	66	55	186	171
Forest products	78	76	229	211
Energy, chemicals and plastics	382	339	1,043	874
Metals, minerals and consumer products	201	208	579	595
Automotive	87	85	267	247
Intermodal	409	406	1,193	1,133
Total freight revenues	1,932	1,854	5,589	5,188
Non-freight excluding leasing revenues	32	28	89	76
Revenues from contracts with customers	1,964	1,882	5,678	5,264
Leasing revenues	15	16	45	46
Total revenues	$1,979	$1,898	$5,723	$5,310

Contract liabilities

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue and are presented as components of Accounts payable and accrued liabilities and Other long-term liabilities on the Company's Interim Consolidated Balance Sheets.

The following tables summarize the changes in contract liabilities for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Opening balance	$74	$3	$2	$2
Revenue recognized that was included in the contract liability balance at the beginning of the period	(8)	(3)	(2)	(2)
Increases due to consideration received, excluding amounts recognized as revenue during the period	4	2	70	2
Closing balance	$70	$2	$70	$2

4    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, July 1, 2019	$112	$(58)	$(2,063)	$(2,009)
Other comprehensive income before reclassifications	1	—	—	1
Amounts reclassified from accumulated other comprehensive loss	—	1	15	16
Net other comprehensive income	1	1	15	17
Closing balance, September 30, 2019	$113	$(57)	$(2,048)	$(1,992)
Opening balance, July 1, 2018	$110	$(64)	$(1,719)	$(1,673)
Other comprehensive (loss) income before reclassifications	(1)	(2)	1	(2)
Amounts reclassified from accumulated other comprehensive loss	—	2	19	21
Net other comprehensive (loss) income	(1)	—	20	19
Closing balance, September 30, 2018	$109	$(64)	$(1,699)	$(1,654)
(1) Amounts are presented net of tax.

	For the nine months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2019	$113	$(62)	$(2,094)	$(2,043)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	—	5	47	52
Net other comprehensive income	—	5	46	51
Closing balance, September 30, 2019	$113	$(57)	$(2,048)	$(1,992)
Opening balance, January 1, 2018	$109	$(89)	$(1,761)	$(1,741)
Other comprehensive income before reclassifications	—	19	—	19
Amounts reclassified from accumulated other comprehensive loss	—	6	62	68
Net other comprehensive income	—	25	62	87
Closing balance, September 30, 2018	$109	$(64)	$(1,699)	$(1,654)

(1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Amortization of prior service costs(1)	$(1)	$(1)	$—	$(2)
Recognition of net actuarial loss(1)	21	29	62	88
Total before income tax	20	28	62	86
Income tax recovery	(5)	(9)	(15)	(24)
Total net of income tax	$15	$19	$47	$62
(1) Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.
5    Other expense (income)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Foreign exchange loss (gain) on debt and lease liabilities	$25	$(38)	$(57)	$55
Other foreign exchange losses (gains)	2	(1)	(4)	2
Other	2	(8)	3	(1)
Other expense (income)	$29	$(47)	$(58)	$56

6    Income taxes

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2019	2018	2019	2018
Current income tax expense	$115	$122	$358	$288
Deferred income tax expense	96	77	116	155
Income tax expense	$211	$199	$474	$443

During the nine months ended September 30, 2019, legislation was enacted to decrease the Alberta provincial corporate income tax rate. As a result of this change, the Company recorded a deferred tax recovery of $88 million in the second quarter of 2019 related to the revaluation of its deferred income tax balances as at January 1, 2019.

During the nine months ended September 30, 2018, legislation was enacted to decrease the Iowa and Missouri state corporate income tax rates. As a result of these changes, the Company recorded a deferred tax recovery of $21 million in the second quarter of 2018 related to the revaluation of deferred income tax balances as at January 1, 2018.

The effective tax rates for the three and nine months ended September 30, 2019 were 25.43% and 21.06%, respectively, compared to 24.23% and 23.95%, respectively for the same periods of 2018.

For the three months ended September 30, 2019, the effective tax rate excluding the discrete item of the foreign exchange ("FX") loss of $25 million on debt and lease liabilities, was 25.11%.

For the three months ended September 30, 2018, the effective tax rate excluding the discrete item of the FX gain of $38 million on debt, was 24.75%.

For the nine months ended September 30, 2019, the effective tax rate excluding the discrete items of the FX gain of $57 million on debt and lease liabilities and the $88 million deferred tax recovery on the Alberta provincial corporate income tax rate change, was 25.50%.

For the nine months ended September 30, 2018, the effective tax rate excluding the discrete items of the FX loss of $55 million on debt and the $21 million deferred tax recovery on the Iowa and Missouri state corporate income tax rate changes, was 24.75%.

7    Earnings per share

At September 30, 2019, the number of CP Common Shares outstanding was 137.5 million (September 30, 2018 - 142.6 million).

Basic earnings per share have been calculated using net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in earnings per share calculations is reconciled as follows:

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2019	2018	2019	2018
Weighted-average basic shares outstanding	138.1	142.6	139.3	143.2
Dilutive effect of stock options	0.6	0.5	0.5	0.5
Weighted-average diluted shares outstanding	138.7	143.1	139.8	143.7

For the three months ended September 30, 2019, there were no options excluded from the computation of diluted earnings per share (three months ended September 30, 2018 - 0.3 million). For the nine months ended September 30, 2019, there were
0.1 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (nine months ended September 30, 2018 - 0.2 million).

8    Debt

Credit facility

Effective September 27, 2019, the Company amended and restated its revolving credit facility agreement to, among other things, increase the total amount available to U.S. $1.3 billion (December 31, 2018 - U.S. $1.0 billion). The amended and restated revolving credit facility consists of a U.S. $1.0 billion tranche maturing September 27, 2024 (extended from June 28, 2023, previously) and a U.S. $300 million tranche maturing September 27, 2021. As at September 30, 2019, the revolving credit facility was undrawn (December 31, 2018 - undrawn).

Effective September 27, 2019, the Company also reduced its bilateral letter of credit facilities to $300 million (December 31, 2018 - $600 million).

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

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. The commercial paper is backed by the U.S. $1.3 billion revolving credit facility. As at September 30, 2019, the Company had total commercial paper borrowings of U.S. $455 million ($603 million), presented in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2018 - $nil). The weighted-average interest rate on these borrowings was 2.38%.

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

The components of lease expense are as follows:

	For the three months ended September 30	For the nine months ended September 30
(in millions of Canadian dollars)	2019	2019
Operating lease cost	$22	$67
Short-term lease cost	1	3
Variable lease cost	3	9
Sublease income	(1)	(2)

Finance Lease Cost
Amortization of right-of use-assets	2	7
Interest on lease liabilities	3	8
Total lease costs	$30	$92

Supplemental balance sheet information related to leases is as follows:

		As at September 30
(in millions of Canadian dollars)	Classification	2019
Assets
Operating	Other assets	$376
Finance	Properties, net book value	179

Liabilities
Current
Operating	Accounts payable and accrued liabilities	73
Finance	Long-term debt maturing within one year	7
Long-term
Operating	Other long-term liabilities	297
Finance	Long-term debt	148

The following table provides the Company's weighted average remaining lease terms and discount rates:

As at September 30
(in millions of Canadian dollars)	2019
Weighted Average Remaining Lease Term
Operating leases	7 years
Finance leases	4 years

Weighted Average Discount Rate
Operating leases	3.46%
Finance leases	7.05%

Supplemental information related to leases is as follows:

	For the three months ended September 30	For the nine months ended September 30
(in millions of Canadian dollars)	2019	2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$20	$66
Operating cash outflows from finance leases	5	10
Financing cash outflows from finance leases	2	4

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$8	$31
Finance leases	—	4

Maturities of lease liabilities are as follows:

	As at September 30, 2019
(in millions of Canadian dollars)	Finance Leases	Operating Leases
2019	$3	$28
2020	11	69
2021	10	54
2022	110	52
2023	9	40
Thereafter	29	178
Total lease payments	$172	$421
Less: Imputed interest	17	51
Present value of lease payments	$155	$370

10    Shareholders' equity

On October 19, 2018, the Company announced a normal course issuer bid ("NCIB"), commencing October 24, 2018, to purchase up to 5.68 million of its Common Shares in the open market for cancellation on or before October 23, 2019. As at September 30, 2019, the Company had purchased 5.37 million Common Shares for $1,520 million under this NCIB program.

On May 10, 2017, the Company announced an NCIB, commencing May 15, 2017, to purchase up to 4.38 million Common Shares for cancellation before May 14, 2018. The Company completed this NCIB on May 10, 2018.

All purchases were made in accordance with the NCIB at prevalent market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares and any excess allocated to retained earnings.

The following table describes activities under the share repurchase program:

	For the three months ended September 30		For the nine months ended September 30
	2019	2018	2019	2018
Number of Common Shares repurchased(1)	1,519,540	—	3,183,461	2,495,962
Weighted-average price per share(2)	$310.36	$—	$299.09	$223.97
Amount of repurchase (in millions)(2)	$471	$—	$952	$559
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

When possible, the estimated fair value is based on quoted market prices and, if not available, it is based on estimates from third party brokers. For non-exchange-traded derivatives classified as Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, FX, and commodity) and volatility, depending on the type of derivative and the nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value. All derivatives and long-term debt are classified as Level 2.

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt:

(in millions of Canadian dollars)	September 30, 2019	December 31, 2018
Long-term debt (including current maturities):
Fair value	$10,420	$9,639
Carrying value	8,983	8,696

The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end.

B. Financial risk management

Derivative financial instruments

Derivative financial instruments may be used to selectively reduce volatility associated with fluctuations in interest rates, FX rates, the price of fuel, and stock-based compensation expense. Where derivatives are designated as hedging instruments, the relationship between the hedging instruments and their associated hedged items is documented, as well as the risk management objective and strategy for the use of the hedging instruments. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the Company's Interim Consolidated Balance Sheets, commitments, or forecasted transactions. At the time a derivative contract is entered into and at least quarterly thereafter, an assessment is made as to whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged items. The derivative qualifies for hedge accounting treatment if it is effective in substantially mitigating the risk it was designed to address.

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

Net investment hedge

The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in foreign subsidiaries with a U.S. dollar functional currency. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive income” for the three and nine months ended September 30, 2019 was an unrealized FX loss of $68 million and an unrealized FX gain of $172 million, respectively (three and nine months ended September 30, 2018 - unrealized FX gain of $96 million and an unrealized FX loss of $177 million, respectively).

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

Forward starting swaps

During the second quarter of 2018, the Company settled a notional U.S. $500 million of forward starting swaps related to the U.S. $500 million 4.000% 10-year Notes issued in the same period. The fair value of these derivative instruments at the time of settlement was a loss of U.S. $19 million ($24 million). The changes in fair value from forward starting swaps for the three and nine months ended September 30, 2019 was $nil (three and nine months ended September 30, 2018 - $nil and a gain of $31 million, respectively). This was recorded in "Accumulated other comprehensive loss”, net of tax, and is being reclassified to "Net interest expense" on the Interim Consolidated Statements of Income until the underlying hedged notes are repaid.

For the three and nine months ended September 30, 2019, a net loss of $2 million and $7 million, respectively, related to settled forward starting swap hedges have been amortized to “Net interest expense” (three and nine months ended September 30, 2018 - net loss of $2 million and $7 million, respectively). The Company expects that during the next twelve months, an additional $9 million of net losses will be amortized to “Net interest expense”.

12    Stock-based compensation

At September 30, 2019, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and nine months ended September 30, 2019 of $15 million and $88 million, respectively (three and nine months ended September 30, 2018 - $28 million and $60 million, respectively).

Stock option plan

In the nine months ended September 30, 2019, under CP’s stock option plans, the Company issued 224,730 options at the weighted-average price of $272.66 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at the grant date was approximately $14 million. The weighted-average fair value assumptions were approximately:

For the nine months ended September 30, 2019
Grant price	$272.66
Expected option life (years)(1)	5.00
Risk-free interest rate(2)	2.22%
Expected stock price volatility(3)	25.04%
Expected annual dividends per share(4)	$2.6191
Expected forfeiture rate(5)	6.05%
Weighted-average grant date fair value per option granted during the period	$63.69

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

Performance share unit plan

In the nine months ended September 30, 2019, the Company issued 134,260 Performance Share Units ("PSUs") with a grant date fair value of approximately $36 million. These units attract dividend equivalents in the form of additional units based on the dividends paid on the Company’s Common Shares. PSUs vest and are settled in cash or in CP Common Shares, approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs is measured periodically until settlement, using either a lattice-based valuation model or a Monte Carlo simulation model.

The performance period for 133,681 PSUs issued in the nine months ended September 30, 2019 is January 1, 2019 to December 31, 2021, and the performance factors for these PSUs are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways. The performance factors for the remaining 579 PSUs are annual revenue for the fiscal year 2020, diluted earnings per share for the fiscal year 2020, and share price appreciation.

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

Deferred share unit plan

In the nine months ended September 30, 2019, the Company granted 17,653 Deferred Share Units ("DSUs") with a grant date fair value of approximately $5 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. An expense to income for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

13    Pension and other benefits

In the three months ended September 30, 2019, the Company made contributions of $17 million (three months ended September 30, 2018 - $13 million) to its defined benefit pension plans. In the nine months ended September 30, 2019, the Company made contributions of $40 million (nine months ended September 30, 2018 - $25 million, which is net of a $10 million refund of plan surplus) to its defined benefit pension plans.

Net periodic benefit costs for defined benefit pension plans and other benefits recognized in the three and nine months ended September 30, 2019 and 2018 included the following components:

	For the three months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2019	2018	2019	2018
Current service cost (benefits earned by employees)	$27	$30	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	113	110	4	5
Expected return on fund assets	(236)	(239)	—	—
Recognized net actuarial loss	20	29	1	—
Amortization of prior service costs	(1)	(1)	—	—
Total other components of net periodic benefit (recovery) cost	(104)	(101)	5	5
Net periodic benefit (recovery) cost	$(77)	$(71)	$8	$8

	For the nine months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2019	2018	2019	2018
Current service cost (benefits earned by employees)	$81	$90	$9	$9
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	338	329	14	14
Expected return on fund assets	(710)	(716)	—	—
Recognized net actuarial loss	61	86	3	2
Amortization of prior service costs	(1)	(2)	1	—
Total other components of net periodic benefit (recovery) cost	(312)	(303)	18	16
Net periodic benefit (recovery) cost	$(231)	$(213)	$27	$25

14    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers adequate for such actions. While the outcome with respect to actions outstanding or pending at September 30, 2019 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position or results of operations.

Legal proceedings related to Lac-Mégantic rail accident

On July 6, 2013, a train carrying petroleum crude oil operated by Montreal Maine and Atlantic Railway (“MMAR”) or a subsidiary, Montreal Maine & Atlantic Canada Co. (“MMAC”, collectively “MMA Group”), derailed in Lac-Mégantic, Québec. The derailment occurred on a section of railway owned and operated by the MMA Group and while the MMA Group had custody and control of the train.

Following the derailment, MMAC sought court protection in Canada under the Companies’ Creditors Arrangement Act, R.S.C., 1985, c. C-36 and MMAR filed for bankruptcy in the United States. Plans of arrangement were approved in both Canada and the U.S. (the “Plans”), providing for the distribution of approximately $440 million amongst those claiming derailment damages.

A number of legal proceedings, set out below, were commenced in Canada and the U.S. against CP and others:

(1)
Québec's Minister of Sustainable Development, Environment, Wildlife and Parks ordered various parties, including CP, to clean up the derailment site and served CP with a Notice of Claim for $95 million for those cleanup costs. CP appealed the cleanup order and contested the Notice of Claim with the Administrative Tribunal of Québec. These proceedings are stayed pending determination of the Attorney General of Quebec (“AGQ”) action (paragraph 2 below).

(2)
The AGQ sued CP in the Québec Superior Court claiming $409 million in damages, which was amended and reduced to $315 million (the “AGQ Action”). The AGQ Action alleges that: (i) CP exercised custody or control over the petroleum crude oil until its delivery to Irving Oil and was negligent in that custody and control; and (ii) CP is vicariously liable for the acts and omissions of the MMA Group.

(3)
A class action in the Québec Superior Court on behalf of persons and entities residing in, owning or leasing property in, operating a business in, or physically present in Lac-Mégantic at the time of the derailment (the “Class Action”) was certified against CP, MMAC and the train conductor, Mr. Thomas Harding ("Harding") in May 2015. The Class Action seeks unquantified damages, including for wrongful death, personal injury, and property damage.

(4)
Eight subrogated insurers sued CP in the Québec Superior Court claiming approximately $16 million in damages, which was amended and reduced to $14 million (the “Promutuel Action”), and two additional subrogated insurers sued CP claiming approximately $3 million in damages (the “Royal Action”). Both actions contain similar allegations as the AGQ Action. The actions do not identify the subrogated parties, and therefore overlap with the claims process under the Plans is unclear. The Royal Action is stayed pending determination of the consolidated proceedings described below.

The AGQ Action, the Class Action and the Promutuel Action have been consolidated and scheduled for a joint liability trial commencing September 14, 2020, followed by a damages trial, if necessary.

(5)
Forty-eight plaintiffs (individual claims joined in one action) sued CP, MMAC, and Harding in the Québec Superior Court claiming approximately $5 million in damages for economic loss and pain and suffering, and asserting similar allegations as in the Class Action and the AGQ Action. The plaintiffs opted-out of the Class Action and all but two are also plaintiffs in litigation against CP, described in paragraph 7 below. This action is stayed pending determination of the consolidated proceedings described above.

(6)
The MMAR U.S. estate representative commenced an action against CP in November 2014 in the Maine Bankruptcy Court claiming that CP failed to abide by certain regulations and seeking damages for MMAR’s loss in business value (as yet unquantified). This action asserts that CP knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it.

(7)
The class and mass tort action commenced against CP in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against CP in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and mis-packaged the petroleum crude oil. On CP’s motion, the Maine Actions were dismissed. The plaintiffs are appealing the dismissal decision.

(8)
The trustee for the wrongful death trust commenced Carmack Amendment claims against CP in North Dakota Federal Court, seeking to recover approximately $6 million for damaged rail cars and lost crude and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be $110 million and $60 million, respectively). This action is scheduled for trial in August 2020.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, CP denies liability and is vigorously defending these proceedings.

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

The expense included in “Purchased services and other” for the three and nine months ended September 30, 2019 was $2 million and $4 million, respectively (three and nine months ended September 30, 2018 - $2 million and $4 million, respectively). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at September 30, 2019 was $80 million (December 31, 2018 - $82 million). Payments are expected to be made over 10 years through 2029.

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

Interim Condensed Consolidating Statements of Income
For the three months ended September 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,381	$551	$—	$1,932
Non-freight	—	35	115	(103)	47
Total revenues	—	1,416	666	(103)	1,979
Operating expenses
Compensation and benefits	—	238	114	3	355
Fuel	—	164	46	—	210
Materials	—	35	12	3	50
Equipment rents	—	36	(3)	—	33
Depreciation and amortization	—	112	73	—	185
Purchased services and other	—	194	192	(109)	277
Total operating expenses	—	779	434	(103)	1,110
Operating income	—	637	232	—	869
Less:
Other expense (income)	3	27	(1)	—	29
Other components of net periodic benefit (recovery) expense	—	(100)	1	—	(99)
Net interest expense (income)	—	118	(8)	—	110
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(3)	592	240	—	829
Less: Income tax expense	1	156	54	—	211
Add: Equity in net earnings of subsidiaries	622	186	—	(808)	—
Net income	$618	$622	$186	$(808)	$618

Interim Condensed Consolidating Statements of Income
For the three months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,316	$538	$—	$1,854
Non-freight	—	31	92	(79)	44
Total revenues	—	1,347	630	(79)	1,898
Operating expenses
Compensation and benefits	—	246	117	2	365
Fuel	—	177	49	—	226
Materials	—	33	11	3	47
Equipment rents	—	27	6	—	33
Depreciation and amortization	—	105	69	—	174
Purchased services and other	—	224	123	(84)	263
Total operating expenses	—	812	375	(79)	1,108
Operating income	—	535	255	—	790
Less:
Other (income) expense	(4)	(46)	3	—	(47)
Other components of net periodic benefit (recovery) expense	—	(97)	1	—	(96)
Net interest (income) expense	(2)	121	(7)	—	112
Income before income tax expense and equity in net earnings of subsidiaries	6	557	258	—	821
Less: Income tax (recovery) expense	(1)	142	58	—	199
Add: Equity in net earnings of subsidiaries	615	200	—	(815)	—
Net income	$622	$615	$200	$(815)	$622

Interim Condensed Consolidating Statements of Income
For the nine months ended September 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$4,028	$1,561	$—	$5,589
Non-freight	—	98	344	(308)	134
Total revenues	—	4,126	1,905	(308)	5,723
Operating expenses
Compensation and benefits	—	769	369	6	1,144
Fuel	—	518	137	—	655
Materials	—	110	40	11	161
Equipment rents	—	116	(14)	—	102
Depreciation and amortization	—	318	210	—	528
Purchased services and other	—	712	512	(325)	899
Total operating expenses	—	2,543	1,254	(308)	3,489
Operating income	—	1,583	651	—	2,234
Less:
Other (income) expense	(7)	(54)	3	—	(58)
Other components of net periodic benefit (recovery) expense	—	(298)	4	—	(294)
Net interest (income) expense	(2)	360	(22)	—	336
Income before income tax expense and equity in net earnings of subsidiaries	9	1,575	666	—	2,250
Less: Income tax expense	3	373	98	—	474
Add: Equity in net earnings of subsidiaries	1,770	568	—	(2,338)	—
Net income	$1,776	$1,770	$568	$(2,338)	$1,776

Interim Condensed Consolidating Statements of Income
For the nine months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$3,667	$1,521	$—	$5,188
Non-freight	—	89	271	(238)	122
Total revenues	—	3,756	1,792	(238)	5,310
Operating expenses
Compensation and benefits	—	740	346	4	1,090
Fuel	—	523	148	—	671
Materials	—	106	38	11	155
Equipment rents	—	88	11	—	99
Depreciation and amortization	—	314	202	—	516
Purchased services and other	—	647	428	(253)	822
Total operating expenses	—	2,418	1,173	(238)	3,353
Operating income	—	1,338	619	—	1,957
Less:
Other expense (income)	7	81	(32)	—	56
Other components of net periodic benefit (recovery) expense	—	(289)	2	—	(287)
Net interest expense (income)	4	356	(21)	—	339
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(11)	1,190	670	—	1,849
Less: Income tax (recovery) expense	(2)	327	118	—	443
Add: Equity in net earnings of subsidiaries	1,415	552	—	(1,967)	—
Net income	$1,406	$1,415	$552	$(1,967)	$1,406

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended September 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$618	$622	$186	$(808)	$618
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(68)	60	—	(8)
Change in derivatives designated as cash flow hedges	—	2	—	—	2
Change in pension and post-retirement defined benefit plans	—	19	1	—	20
Other comprehensive (loss) income before income taxes	—	(47)	61	—	14
Income tax recovery on above items	—	3	—	—	3
Equity accounted investments	17	61	—	(78)	—
Other comprehensive income	17	17	61	(78)	17
Comprehensive income	$635	$639	$247	$(886)	$635

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$622	$615	$200	$(815)	$622
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	96	(84)	—	12
Change in derivatives designated as cash flow hedges	—	1	—	—	1
Change in pension and post-retirement defined benefit plans	—	27	1	—	28
Other comprehensive income (loss) before income taxes	—	124	(83)	—	41
Income tax expense on above items	—	(22)	—	—	(22)
Equity accounted investments	19	(83)	—	64	—
Other comprehensive income (loss)	19	19	(83)	64	19
Comprehensive income	$641	$634	$117	$(751)	$641

Interim Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,776	$1,770	$568	$(2,338)	$1,776
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	173	(150)	—	23
Change in derivatives designated as cash flow hedges	—	8	—	—	8
Change in pension and post-retirement defined benefit plans	—	58	3	—	61
Other comprehensive income (loss) before income taxes	—	239	(147)	—	92
Income tax expense on above items	—	(41)	—	—	(41)
Equity accounted investments	51	(147)	—	96	—
Other comprehensive income (loss)	51	51	(147)	96	51
Comprehensive income	$1,827	$1,821	$421	$(2,242)	$1,827

Interim Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$1,406	$1,415	$552	$(1,967)	$1,406
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(177)	153	—	(24)
Change in derivatives designated as cash flow hedges	—	36	—	—	36
Change in pension and post-retirement defined benefit plans	—	82	4	—	86
Other comprehensive (loss) income before income taxes	—	(59)	157	—	98
Income tax expense on above items	—	(10)	(1)	—	(11)
Equity accounted investments	87	156	—	(243)	—
Other comprehensive income	87	87	156	(243)	87
Comprehensive income	$1,493	$1,502	$708	$(2,210)	$1,493

Interim Condensed Consolidating Balance Sheets
As at September 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$45	$100	$—	$145
Accounts receivable, net	—	581	189	—	770
Accounts receivable, intercompany	158	136	232	(526)	—
Short-term advances to affiliates	—	1,099	4,918	(6,017)	—
Materials and supplies	—	150	38	—	188
Other current assets	—	51	32	—	83
	158	2,062	5,509	(6,543)	1,186
Long-term advances to affiliates	1,090	6	86	(1,182)	—
Investments	—	31	184	—	215
Investments in subsidiaries	11,748	12,427	—	(24,175)	—
Properties	—	10,080	8,829	—	18,909
Goodwill and intangible assets	—	—	195	—	195
Pension asset	—	1,572	—	—	1,572
Other assets	—	167	295	—	462
Deferred income taxes	5	—	—	(5)	—
Total assets	$13,001	$26,345	$15,098	$(31,905)	$22,539
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$128	$926	$361	$—	$1,415
Accounts payable, intercompany	7	383	136	(526)	—
Short-term advances from affiliates	5,651	363	3	(6,017)	—
Long-term debt maturing within one year	—	634	41	—	675
	5,786	2,306	541	(6,543)	2,090
Pension and other benefit liabilities	—	640	72	—	712
Long-term advances from affiliates	—	1,176	6	(1,182)	—
Other long-term liabilities	—	224	355	—	579
Long-term debt	—	8,295	13	—	8,308
Deferred income taxes	—	1,956	1,684	(5)	3,635
Total liabilities	5,786	14,597	2,671	(7,730)	15,324
Shareholders’ equity
Share capital	1,982	537	6,071	(6,608)	1,982
Additional paid-in capital	45	1,648	96	(1,744)	45
Accumulated other comprehensive (loss) income	(1,992)	(1,992)	692	1,300	(1,992)
Retained earnings	7,180	11,555	5,568	(17,123)	7,180
	7,215	11,748	12,427	(24,175)	7,215
Total liabilities and shareholders’ equity	$13,001	$26,345	$15,098	$(31,905)	$22,539

Condensed Consolidating Balance Sheets
As at December 31, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$42	$19	$—	$61
Accounts receivable, net	—	629	186	—	815
Accounts receivable, intercompany	125	167	224	(516)	—
Short-term advances to affiliates	—	1,602	4,651	(6,253)	—
Materials and supplies	—	136	37	—	173
Other current assets	—	39	29	—	68
	125	2,615	5,146	(6,769)	1,117
Long-term advances to affiliates	1,090	5	93	(1,188)	—
Investments	—	24	179	—	203
Investments in subsidiaries	11,443	12,003	—	(23,446)	—
Properties	—	9,579	8,839	—	18,418
Goodwill and intangible assets	—	—	202	—	202
Pension asset	—	1,243	—	—	1,243
Other assets	—	57	14	—	71
Deferred income taxes	6	—	—	(6)	—
Total assets	$12,664	$25,526	$14,473	$(31,409)	$21,254
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$115	$1,017	$317	$—	$1,449
Accounts payable, intercompany	4	344	168	(516)	—
Short-term advances from affiliates	5,909	341	3	(6,253)	—
Long-term debt maturing within one year	—	506	—	—	506
	6,028	2,208	488	(6,769)	1,955
Pension and other benefit liabilities	—	639	79	—	718
Long-term advances from affiliates	—	1,182	6	(1,188)	—
Other long-term liabilities	—	120	117	—	237
Long-term debt	—	8,135	55	—	8,190
Deferred income taxes	—	1,799	1,725	(6)	3,518
Total liabilities	6,028	14,083	2,470	(7,963)	14,618
Shareholders’ equity
Share capital	2,002	538	5,946	(6,484)	2,002
Additional paid-in capital	42	1,656	92	(1,748)	42
Accumulated other comprehensive (loss) income	(2,043)	(2,043)	839	1,204	(2,043)
Retained earnings	6,635	11,292	5,126	(16,418)	6,635
	6,636	11,443	12,003	(23,446)	6,636
Total liabilities and shareholders’ equity	$12,664	$25,526	$14,473	$(31,409)	$21,254

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$709	$608	$267	$(761)	$823
Investing activities
Additions to properties	—	(321)	(143)	—	(464)
Proceeds from sale of properties and other assets	—	1	3	—	4
Advances to affiliates	—	—	(7)	7	—
Repayment of advances to affiliates	—	101	—	(101)	—
Other	—	—	(1)	—	(1)
Cash used in investing activities	—	(219)	(148)	(94)	(461)
Financing activities
Dividends paid	(116)	(716)	(45)	761	(116)
Issuance of CP Common Shares	6	—	—	—	6
Purchase of CP Common Shares	(498)	(2)	—	—	(500)
Repayment of long-term debt, excluding commercial paper	—	(6)	—	—	(6)
Net issuance of commercial paper	—	355	—	—	355
Advances from affiliates	—	7	—	(7)	—
Repayment of advances from affiliates	(101)	—	—	101	—
Other	—	(2)	—	—	(2)
Cash used in financing activities	(709)	(364)	(45)	855	(263)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	—	1	—	1
Cash position
Increase in cash and cash equivalents	—	25	75	—	100
Cash and cash equivalents at beginning of period	—	20	25	—	45
Cash and cash equivalents at end of period	$—	$45	$100	$—	$145

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$87	$416	$319	$(149)	$673
Investing activities
Additions to properties	—	(303)	(127)	—	(430)
Proceeds from sale of properties and other assets	—	4	3	—	7
Advances to affiliates	—	—	(209)	209	—
Repayment of advances to affiliates	—	499	345	(844)	—
Repurchase of share capital from affiliates	500	236	—	(736)	—
Cash provided by (used in) investing activities	500	436	12	(1,371)	(423)
Financing activities
Dividends paid	(92)	(92)	(57)	149	(92)
Return of share capital to affiliates	—	(500)	(236)	736	—
Issuance of CP Common Shares	4	—	—	—	4
Repayment of long-term debt, excluding commercial paper	—	(5)	—	—	(5)
Net repayment of commercial paper	—	(53)	—	—	(53)
Advances from affiliates	209	—	—	(209)	—
Repayment of advances from affiliates	(708)	(136)	—	844	—
Cash used in financing activities	(587)	(786)	(293)	1,520	(146)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	17	(22)	—	(5)
Cash position
Increase in cash and cash equivalents	—	83	16	—	99
Cash and cash equivalents at beginning of period	—	20	31	—	51
Cash and cash equivalents at end of period	$—	$103	$47	$—	$150

Interim Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$1,494	$1,371	$721	$(1,629)	$1,957
Investing activities
Additions to properties	—	(778)	(369)	—	(1,147)
Proceeds from sale of properties and other assets	—	13	5	—	18
Advances to affiliates	—	(250)	(267)	517	—
Repayment of advances to affiliates	—	749	4	(753)	—
Capital contributions to affiliates	—	(125)	—	125	—
Other	—	1	(7)	—	(6)
Cash used in investing activities	—	(390)	(634)	(111)	(1,135)
Financing activities
Dividends paid	(298)	(1,498)	(131)	1,629	(298)
Issuance of share capital	—	—	125	(125)	—
Issuance of CP Common Shares	20	—	—	—	20
Purchase of CP Common Shares	(962)	(2)	—	—	(964)
Issuance of long-term debt, excluding commercial paper	—	397	—	—	397
Repayment of long-term debt, excluding commercial paper	—	(491)	—	—	(491)
Net issuance of commercial paper	—	601	—	—	601
Advances from affiliates	495	22	—	(517)	—
Repayment of advances from affiliates	(749)	(4)	—	753	—
Other	—	(2)	—	—	(2)
Cash used in financing activities	(1,494)	(977)	(6)	1,740	(737)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	—	—	(1)
Cash position
Increase in cash and cash equivalents	—	3	81	—	84
Cash and cash equivalents at beginning of year	—	42	19	—	61
Cash and cash equivalents at end of year	$—	$45	$100	$—	$145

Interim Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2018

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$235	$1,309	$782	$(545)	$1,781
Investing activities
Additions to properties	—	(701)	(383)	—	(1,084)
Proceeds from sale of properties and other assets	—	10	6	—	16
Advances to affiliates	—	(63)	(209)	272	—
Repayment of advances to affiliates	—	—	840	(840)	—
Repurchase of share capital from affiliates	500	783	—	(1,283)	—
Other	—	—	(1)	—	(1)
Cash provided by (used in) investing activities	500	29	253	(1,851)	(1,069)
Financing activities
Dividends paid	(255)	(255)	(290)	545	(255)
Return of share capital to affiliates	—	(500)	(783)	1,283	—
Issuance of CP Common Shares	16	—	—	—	16
Purchase of CP Common Shares	(559)	—	—	—	(559)
Issuance of long-term debt, excluding commercial paper	—	638	—	—	638
Repayment of long-term debt, excluding commercial paper	—	(744)	—	—	(744)
Advances from affiliates	272	—	—	(272)	—
Repayment of advances from affiliates	(209)	(631)	—	840	—
Cash used in financing activities	(735)	(1,492)	(1,073)	2,396	(904)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	16	(12)	—	4
Cash position
Decrease in cash and cash equivalents	—	(138)	(50)	—	(188)
Cash and cash equivalents at beginning of year	—	241	97	—	338
Cash and cash equivalents at end of year	$—	$103	$47	$—	$150

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and nine months ended September 30, 2019 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2018 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Third Quarter of 2019 Results

•
Financial performance - In the third quarter of 2019, CP reported Diluted earnings per share ("EPS") of $4.46, an increase of 3% as compared to the same period of 2018, primarily due to growth in operating income and lower average outstanding shares due to the Company's share repurchase program, partially offset by foreign exchange ("FX") translation losses on debt and lease liabilities in 2019 compared to FX translation gains on debt in 2018. Adjusted diluted EPS, which excludes the FX translation losses and gains on debt and lease liabilities, was $4.61 in the third quarter of 2019, an increase of 12% compared to the same period of 2018. This increase was primarily due to higher operating income and lower average outstanding shares.

CP reported Net income of $618 million in the third quarter of 2019, a decrease of 1% as compared to the same period of 2018, primarily due to the FX translation losses on debt and lease liabilities in 2019 compared to FX translation gains on debt in 2018, partially offset by growth in operating income. Adjusted income, which excludes the FX translation losses and gains on debt and lease liabilities, was $640 million in the third quarter of 2019, an increase of 9% compared to the same period of 2018. This increase was primarily due to higher operating income.

CP reported an Operating ratio of 56.1% in the third quarter of 2019, a 220 basis point improvement as compared to the same period of 2018. This improvement was primarily due to higher freight revenue.

Adjusted diluted EPS and Adjusted income are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Total revenues - Total revenues increased by 4% in the third quarter of 2019 to $1,979 million from $1,898 million in the same period of 2018. This increase was primarily driven by higher freight rates, partially offset by lower volumes.

•
Operating performance - CP's average train speed increased by 5% in the third quarter of 2019, to 22.7 miles per hour, due to completion of network infrastructure projects in 2018. Average train weight remained relatively unchanged at 9,173 tons and average train length increased by 1% to 7,446 feet due to improvements in operating plan efficiency, in each case compared to the same period in 2018. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•
At the end of September 2019, Mr. Robert Johnson retired from his position as Executive Vice-President, Operations. Effective September 1, 2019, CP's new Executive Vice-President, Operations, is Mr. Mark Redd.

Prior Developments

•	On July 15, 2019, the Company announced the appointment of Ms. Andrea Robertson and Mr. Edward R. Hamberger to CP’s Board of Directors, effective July 15, 2019.

•	On May 7, 2019, CP announced the election of all nine director nominees and, upon her re-election as a director, Ms. Isabelle Courville was confirmed as Chair of CP's Board of Directors.

•	On May 6, 2019, CP announced an increase to the Company's quarterly dividend to $0.8300 per share from $0.6500 per share.

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

2019 Outlook

As a result of a 2019 plan built on sustainable, profitable, growth along with further productivity improvement, CP expects low-single digit revenue ton-mile ("RTM") growth and double-digit adjusted diluted EPS growth. The update in volume expectations, from mid-single digit RTM growth, is due to the delays in the Canadian grain harvest and export potash volumes, as well as general macroeconomic softness. CP's expectations for double-digit Adjusted diluted EPS growth in 2019 are unchanged and are based on Adjusted diluted EPS of $14.51 in 2018. As CP continues to enhance the service, productivity and safety of the network, the company plans to invest approximately a total of $1.6 billion in capital programs. CP’s outlook assumes a U.S.-to-Canadian dollar exchange rate of approximately $1.30, an annualized effective tax rate of approximately 25.5 percent, and no material land sales. CP estimates other components of net periodic benefit recovery to increase by approximately $9 million versus 2018. Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Although CP has provided a forward-looking Non-GAAP measure (Adjusted diluted EPS), it is not practicable to provide a reconciliation to a forward-looking reported diluted EPS, the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In past years, CP has recognized significant asset impairment charges and management transition costs related to senior executives. These or other similar, large unforeseen transactions affect diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the U.S.-to-Canadian dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities and the impact from changes in income tax rates from Adjusted diluted EPS. Please see Forward-Looking Statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2019	2018(1)	% Change	2019	2018(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	71,658	70,469	2	209,229	202,575	3
Train miles (thousands)	8,354	8,174	2	24,550	23,809	3
Average train weight – excluding local traffic (tons)	9,173	9,195	—	9,117	9,082	—
Average train length – excluding local traffic (feet)	7,446	7,345	1	7,382	7,297	1
Average terminal dwell (hours)	5.8	6.9	(16)	6.7	7.1	(6)
Average train speed (miles per hour, or "mph")	22.7	21.6	5	22.1	21.2	4
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.927	0.916	1	0.956	0.952	—
Total Employees and Workforce
Total employees (average)	13,203	12,941	2	13,107	12,623	4
Total employees (end of period)	13,104	13,000	1	13,104	13,000	1
Workforce (end of period)	13,134	13,029	1	13,134	13,029	1
Safety Indicators
FRA personal injuries per 200,000 employee-hours	1.39	1.47	(5)	1.44	1.48	(3)
FRA train accidents per million train-miles	1.10	1.57	(30)	1.19	1.26	(6)

(1)	Certain figures have been updated to reflect new information or have been revised to conform with current presentation.

Operations Performance

These key measures of operating performance reflect how effective CP’s management is at controlling costs and executing the
Company’s operating plan and strategy. CP continues to drive further productivity improvements in its operations, allowing the Company to deliver superior service and grow its business at low incremental cost.

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

•
A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs increased by 2% in the third quarter of 2019 compared to the same period of 2018. This increase was mainly attributable to higher volumes of international intermodal and crude. This increase was partially offset by lower volumes of Potash.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles increased by 2% in the third quarter of 2019 compared to the same period of 2018. This increase reflected the impact of a 2% increase in workload (GTMs).

•
Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. Average train weight remained relatively flat in the third quarter of 2019 compared to the same period of 2018.

•
Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. Local trains are excluded from this measure. Average train length increased by 1% in the third quarter of 2019 compared to the same period of 2018. This increase was a result of improvements in operating plan efficiency.

•
Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. Average terminal dwell improved by 16% in the third quarter of 2019 compared to the same period of 2018. This favourable decrease was due to improved network fluidity.

•
Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. Average train speed increased by 5% in the third quarter of 2019 compared to the same period of 2018. This increase in speed was due to completion of network infrastructure projects in 2018.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. Fuel efficiency decreased by 1% in the third quarter of 2019 compared to the same period of 2018. This decrease in efficiency was due to reduced train productivity and lower horsepower utilization.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

•
GTMs increased by 3% for the first nine months of 2019 compared to the same period of 2018. This increase was primarily due to increased volumes of Intermodal, Energy, chemicals and plastics, Canadian grain, and Potash. This increase was partially offset by decreased volumes of frac sand and U.S. grain.

•	Train miles increased by 3% for the first nine months of 2019 compared to the same period of 2018. This increase reflected the impact of a 3% increase in workload (GTMs).

•
Average train weight increased by 35 tons for the first nine months of 2019 compared to the same period of 2018. This slight increase was a result of improvements in operating plan efficiency combined with higher volumes of heavier commodities, such as Potash and crude. This slight increase was partially offset by the implementation of CP's winter contingency plan in the first quarter of 2019 resulting in shorter and lighter trains within the operating plan.

•
Average train length increased by 1% for the first nine months of 2019 from the same period of 2018. This increase was primarily due to improvements in operating plan efficiency and increased Potash and Intermodal volumes, which move in longer trains. This increase was partially offset by the implementation of CP's winter contingency plan in the first quarter of 2019 resulting in shorter and lighter trains within the operating plan.

•	Average terminal dwell decreased by 6% in the first nine months of 2019 compared to the same period of 2018. This favourable decrease was due to improved network fluidity.

•
Average train speed increased by 4% in the first nine months of 2019 compared to the same period of 2018. This increase was primarily due to the completion of network infrastructure projects in 2018, partially offset by the impact of harsh winter operating conditions and network disruptions in the first quarter of 2019.

•
Fuel efficiency was unchanged in the first nine months of 2019 compared to the same period of 2018. Improvements in operating performance in the second quarter of 2019 were offset by decreased train productivity and lower horsepower utilization in the third quarter of 2019 and as a result of harsh winter conditions and network disruptions in the first quarter of 2019.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with CP. The average number of total employees increased by 2% and 4% for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The total number of employees as at September 30, 2019 was 13,104, an increase of 104, or 1%, compared to 13,000 as at September 30, 2018.

Workforce is defined as total employees plus contractors and consultants. The total workforce as at September 30, 2019 was 13,134, an increase of 105, or 1%, compared to 13,029 as at September 30, 2018.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees, and Board of Directors. The Company’s two main safety indicators – personal injuries and train accidents – follow strict U.S. Federal Railroad Administration (“FRA”) reporting guidelines.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.39 in the third quarter of 2019, a decrease from 1.47 in the same period of 2018. For the first nine months of 2019, the FRA personal injury rate per 200,000 employee-hours for CP was 1.44, a decrease from 1.48 in the same period of 2018.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train-miles was 1.10 in the third quarter of 2019, a decrease from 1.57 in the same period of 2018. For the first nine months of 2019, the FRA train accidents per million train-miles was 1.19, a decrease from 1.26 in the same period of 2018.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and nine months ended September 30, 2019 and the comparative figures in 2018. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2019	2018	2019	2018
Financial Performance
Total revenues	$1,979	$1,898	$5,723	$5,310
Operating income	869	790	2,234	1,957
Net income	618	622	1,776	1,406
Adjusted income(1)	640	589	1,634	1,432
Basic EPS	4.47	4.36	12.75	9.81
Diluted EPS	4.46	4.35	12.70	9.78
Adjusted diluted EPS(1)	4.61	4.12	11.68	9.97
Dividends declared per share	0.8300	0.6500	2.3100	1.8625
Cash provided by operating activities	823	673	1,957	1,781
Free cash(1)	363	245	821	740
	As at September 30, 2019		As at December 31, 2018
Financial Position
Total assets	$22,539		$21,254
Total long-term debt, including current portion	8,983		8,696
Total shareholders’ equity	7,215		6,636
	For the twelve months ended September 30
	2019		2018
Financial Ratios
Return on invested capital ("ROIC")(1)	16.9%		19.4%
Adjusted ROIC(1)	16.6%		15.7%
	For the three months ended September 30		For the nine months ended September 30
	2019	2018	2019	2018
Operating ratio(2)	56.1%	58.3%	61.0%	63.1%

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

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Income

Operating income was $869 million in the third quarter of 2019, an increase of $79 million, or 10%, from $790 million in the same period of 2018. This increase was primarily due to:

•	higher freight rates;

•	lower stock-based and incentive compensation; and

•	the favourable impact of $12 million from changes in fuel prices.

This increase was partially offset by:

•	lower volumes as measured by RTMs;

•	cost inflation; and

•	higher depreciation and amortization.

Net income was $618 million in the third quarter of 2019, a decrease of $4 million, or 1%, from $622 million in the same period of 2018. This decrease was primarily due to FX translation losses on debt and lease liabilities in 2019 compared to FX translation gains on debt in 2018, higher taxes primarily due to higher taxable income, and lower equity income in 2019, partially offset by higher Operating income.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $640 million in the third quarter of 2019, an increase of $51 million, or 9%, from $589 million in the same period of 2018. This increase was primarily due to higher Operating income, partially offset by higher taxes primarily due to higher taxable income, and lower equity income in 2019.

Diluted Earnings per Share

Diluted EPS was $4.46 in the third quarter of 2019, an increase of $0.11, or 3%, from $4.35 in the same period of 2018. This increase was primarily due to a lower average number of outstanding shares due to share repurchases under the Company's share repurchase program, partially offset by lower Net income.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $4.61 in the third quarter of 2019, an increase of $0.49, or 12%, from $4.12 in the same period of 2018. This increase was primarily due to higher Adjusted income and lower average number of outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 56.1% in the third quarter of 2019, a 220 basis point improvement from 58.3% in the same period of 2018. This improvement was primarily due to:

•	higher freight rates;

•	the impact of changes in fuel prices; and

•	lower stock-based and incentive compensation.

This improvement was partially offset by:

•	lower volumes as measured by RTMs;

•	cost inflation; and

•	higher depreciation and amortization.

Return on Invested Capital (ROIC)

ROIC is a measure of how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC was 16.9% for the twelve months ended September 30, 2019, a 250 basis point decrease compared to 19.4% for the twelve months ended September 30, 2018. This decrease was due to higher Income tax expenses primarily due to higher income tax recoveries from tax rate changes in the twelve months ended September 30, 2018, and higher average invested capital primarily from higher Net income. This decrease was partially offset by higher Operating income.

Adjusted ROIC was 16.6% for the twelve months ended September 30, 2019, a 90 basis point increase compared to 15.7% for the twelve months ended September 30, 2018. This increase was primarily due to higher Operating income, partially offset by the increase in adjusted average invested capital primarily due to higher Net income, and higher Income tax expense due to higher taxable earnings. ROIC and Adjusted ROIC are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Income

Operating income was $2,234 million in the first nine months of 2019, an increase of $277 million, or 14%, from $1,957 million in the same period of 2018. This increase was primarily due to:

•	higher freight rates;

•	the favourable impact of $49 million from changes in fuel prices;

•	the favourable impact of change in FX of $38 million;

•	higher volumes; and

•	the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:

•	increased operating expense associated with higher casualty costs in the first quarter of 2019;

•	cost inflation; and

•	increased weather related costs as a result of harsh winter operating conditions in the first quarter of 2019.

Net income was $1,776 million in the first nine months of 2019, an increase of $370 million, or 26%, from $1,406 million in the same period of 2018. This increase was primarily due to higher Operating income, FX translation gains on debt and lease liabilities in 2019 compared to FX translation losses on debt in the same period of 2018, and a higher income tax recovery associated with changes in tax rates, partially offset by higher income taxes due to higher taxable income.

Adjusted income was $1,634 million in the first nine months of 2019, an increase of $202 million, or 14%, from $1,432 million in the same period of 2018. This increase was due to the same factors discussed above for the increase in Net income, except that Adjusted income excludes FX translation gains and losses on debt and lease liabilities and income tax recoveries associated with changes in tax rates.

Diluted Earnings per Share

Diluted EPS was $12.70 in the first nine months of 2019, an increase of $2.92, or 30%, from $9.78 in the same period of 2018. Adjusted diluted EPS was $11.68 in the first nine months of 2019, an increase of $1.71, or 17%, from $9.97 in the same period of 2018. These increases were due to higher Net income and higher Adjusted income, respectively, and lower average outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 61.0% in the first nine months of 2019, a 210 basis point improvement from 63.1% in the same period of 2018. This improvement was primarily due to:

•	higher freight rates;

•	the impact of changes in fuel prices; and

•	the efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by:

•	increased operating expense associated with higher casualty costs in the first quarter of 2019;

•	cost inflation; and

•	increased weather related costs as a result of harsh winter operating conditions in the first quarter of 2019.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. In the third quarter of 2019, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $9 million, an increase in total operating expenses of $5 million, and an increase in interest expense of $1 million from the same period of 2018. In the first nine months of 2019, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $86 million, an increase in total operating expenses of $48 million, and an increase in interest expense of $10 million from the same period of 2018.

On October 18, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.31 Canadian dollar.

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

Average exchange rates (Canadian/U.S. dollar)	2019	2018
For the three months ended - September 30	$1.32	$1.31
For the nine months ended - September 30	$1.33	$1.29

Ending exchange rates (Canadian/U.S. dollar)	2019	2018
Beginning of year - January 1	$1.36	$1.25
Beginning of quarter - July 1	$1.31	$1.32
End of quarter - September 30	$1.32	$1.29

	For the three months ended September 30		For the nine months ended September 30
High/Low exchange rates (Canadian/U.S. dollar)	2019	2018	2019	2018
High	$1.33	$1.33	$1.36	$1.33
Low	$1.30	$1.29	$1.30	$1.23

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three and nine months ended September 30, 2019 and the comparative periods of 2018.

Average Fuel Price (U.S. dollars per U.S. gallon)	2019	2018
For the three months ended - September 30	$2.41	$2.69
For the nine months ended - September 30	$2.48	$2.72

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the third quarter of 2019, the favourable impact of fuel prices on Operating income was $12 million. Lower fuel prices resulted in a decrease in total operating expenses of $30 million. Lower fuel prices, partially offset by the timing of recoveries from CP's fuel cost adjustment program, and increased carbon tax recoveries, resulted in a decrease in total revenues of $18 million from the same period of 2018.

In the first nine months of 2019, the favourable impact of fuel prices on Operating income was $49 million. Lower fuel prices resulted in a decrease in total operating expenses of $58 million. Lower fuel prices, partially offset by the timing of recoveries from CP's fuel cost adjustment program, and increased carbon tax recoveries, resulted in a decrease in total revenues of $9 million from the same period of 2018.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The following tables indicate the opening and closing CP Common Share price on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") for the three and nine months ended September 30, 2019 and the comparative periods in 2018.

TSX (in Canadian dollars)	2019	2018
Opening Common Share price, as at January 1	$242.24	$229.66
Ending Common Share price, as at June 30	$308.43	$240.92
Ending Common Share price, as at September 30	$294.42	$273.23
Change in Common Share price for the three months ended September 30	$(14.01)	$32.31
Change in Common Share price for the nine months ended September 30	$52.18	$43.57

NYSE (in U.S. dollars)	2019	2018
Opening Common Share price, as at January 1	$177.62	$182.76
Ending Common Share price, as at June 30	$235.24	$183.02
Ending Common Share price, as at September 30	$222.46	$211.94
Change in Common Share price for the three months ended September 30	$(12.78)	$28.92
Change in Common Share price for the nine months ended September 30	$44.84	$29.18

In the third quarter of 2019, the impact of the change in Common Share prices resulted in a decrease in stock-based compensation expense of $9 million compared to an increase of $15 million in the same period of 2018.

In the first nine months of 2019, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $20 million compared to an increase of $17 million in the same period of 2018.

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

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,932	$1,854	$78	4	4
Non-freight revenues (in millions)	47	44	3	7	4
Total revenues (in millions)	$1,979	$1,898	$81	4	4
Carloads (in thousands)	711.9	702.0	9.9	1	N/A
Revenue ton-miles (in millions)	39,172	39,664	(492)	(1)	N/A
Freight revenue per carload (in dollars)	$2,714	$2,640	$74	3	2
Freight revenue per revenue ton-mile (in cents)	4.93	4.67	0.26	6	5

(1)
Freight revenues include fuel surcharge revenues of $119 million in 2019 and $137 million in 2018. 2019 and 2018 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $1,932 million in the third quarter of 2019, an increase of $78 million, or 4%, from $1,854 million in the same period of 2018. This increase was primarily due to higher freight revenue per revenue ton-mile, and the favourable impact of the change in FX of $8 million. This increase was partially offset by lower volumes as measured by RTMs, and the unfavourable impact of fuel surcharge revenue as a result of lower fuel prices of $18 million. Freight revenue per revenue ton-mile increased as a result of higher freight rates and moving proportionately lower volumes of export potash.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the third quarter of 2019 were 39,172 million, a decrease of 1% compared with 39,664 million in the same period of 2018. This decrease was mainly attributable to lower volumes of Potash, and Canadian grain. This decrease was partially offset by higher volumes of international intermodal, and crude.

Non-freight revenues were $47 million in the third quarter of 2019, an increase of $3 million, or 7%, from $44 million in the same period of 2018. This increase was primarily due to higher switching fees and logistical services revenue.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$5,589	$5,188	$401	8	6
Non-freight revenues (in millions)	134	122	12	10	9
Total revenues (in millions)	$5,723	$5,310	$413	8	6
Carloads (in thousands)	2,064.3	2,029.9	34.4	2	N/A
Revenue ton-miles (in millions)	114,994	113,584	1,410	1	N/A
Freight revenue per carload (in dollars)	$2,707	$2,556	$151	6	4
Freight revenue per revenue ton-mile (in cents)	4.86	4.57	0.29	6	5

(1)
Freight revenues include fuel surcharge revenues of $352 million in 2019 and $351 million in 2018. 2019 and 2018 fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $5,589 million in the first nine months of 2019, an increase of $401 million, or 8%, from $5,188 million in the same period of 2018. This increase was primarily due to higher freight revenue per revenue ton-mile due to higher freight rates, higher volumes as measured in RTMs, and the favourable impact of the change in FX of $85 million.

RTMs for the first nine months of 2019 were 114,994 million, an increase of 1% compared with 113,584 million in the same period of 2018. This increase was mainly attributable to higher volumes of Intermodal, Energy, chemicals and plastics, Canadian grain, and Potash. This increase was partially offset by lower volumes of frac sand and U.S. grain.

Non-freight revenues were $134 million in the first nine months of 2019, an increase of $12 million, or 10%, from $122 million in the same period of 2018. This increase was primarily due to higher switching fees and logistical services revenue.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues include fuel surcharge revenues of $119 million in the third quarter of 2019, a decrease of $18 million, or 13%, from $137 million in the same period of 2018. This decrease was primarily due to lower fuel prices, partially offset by the timing of recoveries from CP's fuel cost adjustment program, decreased volumes, and increased carbon tax recoveries. In the first nine months of 2019, fuel surcharge revenues were $352 million, an increase of $1 million, from $351 million in the same period of 2018. This increase was primarily due to the timing of recoveries from CP's fuel cost adjustment program, increased volumes, increased carbon tax recoveries, and the favourable change in FX. This increase was partially offset by lower fuel prices.

Lines of Business

Grain

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$409	$384	$25	7	6
Carloads (in thousands)	106.6	107.4	(0.8)	(1)	N/A
Revenue ton-miles (in millions)	8,953	9,009	(56)	(1)	N/A
Freight revenue per carload (in dollars)	$3,837	$3,565	$272	8	7
Freight revenue per revenue ton-mile (in cents)	4.57	4.25	0.32	8	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $409 million in the third quarter of 2019, an increase of $25 million, or 7%, from $384 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, higher volumes of U.S. soybeans to the Pacific Northwest, and higher volumes of U.S. grain to the U.S. Midwest. This increase was partially offset by lower volumes of U.S. corn to the Pacific Northwest and lower volumes of Canadian grain due to a delayed harvest. Freight revenue per revenue ton-mile increased due to moving proportionately lower volumes of U.S.corn to the Pacific Northwest and higher freight rates, primarily for regulated Canadian grain.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,211	$1,113	$98	9	7
Carloads (in thousands)	312.5	314.5	(2.0)	(1)	N/A
Revenue ton-miles (in millions)	26,757	26,698	59	—	N/A
Freight revenue per carload (in dollars)	$3,875	$3,536	$339	10	8
Freight revenue per revenue ton-mile (in cents)	4.53	4.17	0.36	9	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $1,211 million in the first nine months of 2019, an increase of $98 million, or 9%, from $1,113 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, higher volumes of regulated Canadian grain to Vancouver, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of U.S. grain, primarily corn, to the Pacific Northwest. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for regulated Canadian grain.

Coal

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$183	$171	$12	7	7
Carloads (in thousands)	81.2	76.8	4.4	6	N/A
Revenue ton-miles (in millions)	5,761	5,764	(3)	—	N/A
Freight revenue per carload (in dollars)	$2,254	$2,234	$20	1	1
Freight revenue per revenue ton-mile (in cents)	3.18	2.98	0.20	7	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $183 million in the third quarter of 2019, an increase of $12 million, or 7%, from $171 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, and higher volumes of U.S. coal. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads increased while RTMs remained relatively flat due to moving proportionately more U.S. coal, which has a shorter length of haul.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$514	$486	$28	6	5
Carloads (in thousands)	229.3	226.7	2.6	1	N/A
Revenue ton-miles (in millions)	16,485	16,657	(172)	(1)	N/A
Freight revenue per carload (in dollars)	$2,242	$2,145	$97	5	4
Freight revenue per revenue ton-mile (in cents)	3.12	2.92	0.20	7	6

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $514 million in the first nine months of 2019, an increase of $28 million, or 6%, from $486 million in the same period of 2018. This increase was primarily due to higher freight revenue per revenue ton-mile, higher volumes of U.S. coal, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of Canadian coal, driven by supply chain challenges at both the mines and ports. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads increased while RTMs decreased due to moving proportionately more U.S. coal, which has a shorter length of haul.

Potash

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$117	$130	$(13)	(10)	(10)
Carloads (in thousands)	36.3	42.3	(6.0)	(14)	N/A
Revenue ton-miles (in millions)	4,188	4,944	(756)	(15)	N/A
Freight revenue per carload (in dollars)	$3,223	$3,089	$134	4	5
Freight revenue per revenue ton-mile (in cents)	2.79	2.64	0.15	6	6

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $117 million in the third quarter of 2019, a decrease of $13 million, or 10%, from $130 million in the same period of 2018. This decrease was primarily due to lower volumes of export potash driven by unresolved international contract negotiations. This decrease was partially offset by increased freight revenue per revenue ton-mile due to of higher freight rates. RTMs decreased more than carloads due to moving proportionately less export volumes through the Port of Vancouver, which has a longer length of haul.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$367	$358	$9	3	1
Carloads (in thousands)	118.6	117.4	1.2	1	N/A
Revenue ton-miles (in millions)	14,003	13,750	253	2	N/A
Freight revenue per carload (in dollars)	$3,094	$3,052	$42	1	—
Freight revenue per revenue ton-mile (in cents)	2.62	2.61	0.01	—	(1)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $367 million in the first nine months of 2019, an increase of $9 million, or 3%, from $358 million in the same period of 2018. This increase was primarily due to higher volumes of export potash and the favourable impact of the change in FX.

Fertilizers and Sulphur

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$66	$55	$11	20	18
Carloads (in thousands)	14.8	13.8	1.0	7	N/A
Revenue ton-miles (in millions)	1,030	935	95	10	N/A
Freight revenue per carload (in dollars)	$4,459	$3,957	$502	13	10
Freight revenue per revenue ton-mile (in cents)	6.41	5.87	0.54	9	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $66 million in the third quarter of 2019, an increase of $11 million, or 20%, from $55 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, and higher volumes of dry fertilizers and wet fertilizers. These increases were partially offset by lower volumes of sulphur. Freight revenue per revenue ton-mile increased due to moving proportionately more wet fertilizers, and due to higher freight rates. RTMs increased more than carloads due to moving proportionately more dry fertilizers from the U.S. Midwest to Western Canada, which has a longer length of haul.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$186	$171	$15	9	6
Carloads (in thousands)	42.6	41.9	0.7	2	N/A
Revenue ton-miles (in millions)	2,872	2,902	(30)	(1)	N/A
Freight revenue per carload (in dollars)	$4,366	$4,084	$282	7	5
Freight revenue per revenue ton-mile (in cents)	6.48	5.90	0.58	10	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $186 million in the first nine months of 2019, an increase of $15 million, or 9%, from $171 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, the favourable impact of the change in FX, and higher volumes of dry fertilizers and wet fertilizers. This increase was partially offset by lower volumes of sulphur. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs decreased while carloads increased due to moving proportionately less wet fertilizer to the U.S. Midwest, which has a longer length of haul.

Forest Products

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$78	$76	$2	3	3
Carloads (in thousands)	18.5	17.9	0.6	3	N/A
Revenue ton-miles (in millions)	1,278	1,263	15	1	N/A
Freight revenue per carload (in dollars)	$4,216	$4,240	$(24)	(1)	(1)
Freight revenue per revenue ton-mile (in cents)	6.10	6.01	0.09	1	1

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $78 million in the third quarter of 2019, an increase of $2 million, or 3%, from $76 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, and higher volumes of woodpulp. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads increased more than RTMs due to moving higher volumes of short haul lumber from Eastern Canada to the Eastern U.S.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$229	$211	$18	9	6
Carloads (in thousands)	54.1	51.5	2.6	5	N/A
Revenue ton-miles (in millions)	3,746	3,596	150	4	N/A
Freight revenue per carload (in dollars)	$4,233	$4,107	$126	3	1
Freight revenue per revenue ton-mile (in cents)	6.11	5.88	0.23	4	2

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $229 million in the first nine months of 2019, an increase of $18 million, or 9%, from $211 million in the same period of 2018. This increase was primarily due to higher volumes of woodpulp, newsprint, and lumber, the favourable impact of the change in FX, and increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates.

Energy, Chemicals and Plastics

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$382	$339	$43	13	12
Carloads (in thousands)	90.8	89.1	1.7	2	N/A
Revenue ton-miles (in millions)	7,571	7,485	86	1	N/A
Freight revenue per carload (in dollars)	$4,207	$3,806	$401	11	10
Freight revenue per revenue ton-mile (in cents)	5.05	4.53	0.52	11	11

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $382 million in the third quarter of 2019, an increase of $43 million, or 13%, from $339 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, and higher volumes of crude and biofuels. This increase was partially offset by lower volumes of chemicals and diluents. Freight revenue per revenue ton-mile increased due to revenues resulting from customer volume commitments and higher freight rates.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,043	$874	$169	19	17
Carloads (in thousands)	257.0	242.4	14.6	6	N/A
Revenue ton-miles (in millions)	20,901	20,047	854	4	N/A
Freight revenue per carload (in dollars)	$4,058	$3,606	$452	13	10
Freight revenue per revenue ton-mile (in cents)	4.99	4.36	0.63	14	12

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $1,043 million in the first nine months of 2019, an increase of $169 million, or 19%, from $874 million in the same period of 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, higher volumes of refined products, liquefied petroleum gas and crude, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for crude. Carloads increased more than RTMs due to moving proportionately less long haul crude to Kansas City, Missouri, and proportionately more short haul crude to Chicago, Illinois and Noyes, Minnesota.

Metals, Minerals and Consumer Products

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$201	$208	$(7)	(3)	(4)
Carloads (in thousands)	62.9	65.0	(2.1)	(3)	N/A
Revenue ton-miles (in millions)	2,910	2,979	(69)	(2)	N/A
Freight revenue per carload (in dollars)	$3,196	$3,206	$(10)	—	(1)
Freight revenue per revenue ton-mile (in cents)	6.91	7.00	(0.09)	(1)	(2)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $201 million in the third quarter of 2019, a decrease of $7 million, or 3%, from $208 million in the same period of 2018. This decrease was primarily due to lower volumes of steel and frac sand, and decreased freight revenue per revenue ton-mile. This decrease was partially offset by higher volumes of cement. Freight revenue per revenue ton-mile decreased due to moving proportionately lower volumes of steel and proportionately higher volumes of cement.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$579	$595	$(16)	(3)	(5)
Carloads (in thousands)	180.1	189.6	(9.5)	(5)	N/A
Revenue ton-miles (in millions)	8,225	9,067	(842)	(9)	N/A
Freight revenue per carload (in dollars)	$3,215	$3,140	$75	2	—
Freight revenue per revenue ton-mile (in cents)	7.04	6.57	0.47	7	4

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $579 million in the first nine months of 2019, a decrease of $16 million, or 3%, from $595 million in the same period of 2018. This decrease was primarily due to moving lower volumes of frac sand and steel, partially offset by increased freight revenue per revenue ton-mile, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads decreased less than RTMs due to increased volumes of short haul metallic ore.

Automotive

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$87	$85	$2	2	1
Carloads (in thousands)	29.2	27.4	1.8	7	N/A
Revenue ton-miles (in millions)	351	343	8	2	N/A
Freight revenue per carload (in dollars)	$2,979	$3,102	$(123)	(4)	(5)
Freight revenue per revenue ton-mile (in cents)	24.79	24.76	0.03	—	(1)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $87 million in the third quarter of 2019, an increase of $2 million, or 2%, from $85 million in the same period of 2018. This increase was primarily due to higher volumes of machinery and increased volumes primarily from the U.S. to CP's new Vancouver Automotive Compound. Carloads increased more than RTMs due to increased short haul volumes within Southern Ontario.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$267	$247	$20	8	6
Carloads (in thousands)	85.8	83.0	2.8	3	N/A
Revenue ton-miles (in millions)	1,125	1,047	78	7	N/A
Freight revenue per carload (in dollars)	$3,112	$2,970	$142	5	2
Freight revenue per revenue ton-mile (in cents)	23.73	23.56	0.17	1	(2)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $267 million in the first nine months of 2019, an increase of $20 million, or 8%, from $247 million in the same period of 2018. This increase was primarily due to higher volumes from Vancouver to Eastern Canada, higher volumes primarily from the U.S. to CP's new Vancouver Automotive Compound, and the favourable impact of the change in FX. RTMs increased more than carloads due to growth in long haul volumes to and from Vancouver.

Intermodal

For the three months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$409	$406	$3	1	—
Carloads (in thousands)	271.6	262.3	9.3	4	N/A
Revenue ton-miles (in millions)	7,130	6,942	188	3	N/A
Freight revenue per carload (in dollars)	$1,506	$1,545	$(39)	(3)	(3)
Freight revenue per revenue ton-mile (in cents)	5.74	5.84	(0.10)	(2)	(2)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $409 million in the third quarter of 2019, an increase of $3 million, or 1%, from $406 million in the same period of 2018. This increase was primarily due to higher international volumes through the Port of Vancouver, and the onboarding of a new domestic retail customer. This increase was partially offset by decreased freight revenue per revenue ton-mile, and lower domestic wholesale volumes. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of lower fuel prices.

For the nine months ended September 30	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,193	$1,133	$60	5	4
Carloads (in thousands)	784.3	762.9	21.4	3	N/A
Revenue ton-miles (in millions)	20,880	19,820	1,060	5	N/A
Freight revenue per carload (in dollars)	$1,521	$1,485	$36	2	2
Freight revenue per revenue ton-mile (in cents)	5.71	5.72	(0.01)	—	(1)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $1,193 million in the first nine months of 2019, an increase of $60 million, or 5%, from $1,133 million in the same period of 2018. This increase was primarily due to higher international volumes through the Port of Vancouver, the onboarding of a new domestic retail customer, and the favourable impact of the change in FX. RTMs increased more than carloads due to discontinuing expressway service in the second quarter of 2018, which had a shorter length of haul.

Operating Expenses

For the three months ended September 30 (in millions)	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$355	$365	$(10)	(3)	(3)
Fuel	210	226	(16)	(7)	(8)
Materials	50	47	3	6	6
Equipment rents	33	33	—	—	—
Depreciation and amortization	185	174	11	6	6
Purchased services and other	277	263	14	5	5
Total operating expenses	$1,110	$1,108	$2	—	—

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,110 million in the third quarter of 2019, an increase of $2 million, from $1,108 million in the same period of 2018. This increase was primarily due to:

•	cost inflation;

•	higher depreciation and amortization;

•	higher volume variable expenses as measured by GTMs;

•	the unfavourable impact of the change in FX of $5 million;

•	lower gains on land sales of $4 million; and

•	higher legal fees.

This increase was partially offset by the favourable impact of $30 million from lower fuel prices and lower stock-based compensation.

For the nine months ended September 30 (in millions)	2019	2018	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$1,144	$1,090	$54	5	4
Fuel	655	671	(16)	(2)	(5)
Materials	161	155	6	4	3
Equipment rents	102	99	3	3	—
Depreciation and amortization	528	516	12	2	2
Purchased services and other	899	822	77	9	8
Total operating expenses	$3,489	$3,353	$136	4	3

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $3,489 million in the first nine months of 2019, an increase of $136 million, or 4%, from $3,353 million in the same period of 2018. This increase was primarily due to:

•	increased operating expense associated with higher casualty costs incurred in the first quarter of 2019;

•	the unfavourable impact of the change in FX of $48 million;

•	cost inflation;

•	higher volume variable expenses;

•	increased weather related costs as a result of harsh winter operating conditions in the first quarter of 2019; and

•	higher stock-based compensation.

This increase was partially offset by:

•	the favourable impact of $58 million from lower fuel prices;

•	the efficiencies generated from improved operating performance and asset utilization;

•	lower incentive compensation; and

•	higher gains on land sales of $11 million.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $355 million in the third quarter of 2019, a decrease of $10 million, or 3%, from $365 million in the same period of 2018. This decrease was primarily due to lower stock-based compensation driven primarily by a decrease in the stock price, and lower incentive compensation.

This decrease was partially offset by the impact of wage and benefit inflation.

Compensation and benefits expense was $1,144 million in the first nine months of 2019, an increase of $54 million, or 5%, from $1,090 million in the same period of 2018. This increase was primarily due to:

•	higher stock-based compensation;

•	the impact of wage and benefit inflation;

•	the impact of harsher winter operating conditions;

•	higher volume variable expense as a result of increased workload as measured by GTMs; and

•	the unfavourable impact of the change in FX of $11 million.

This increase was partially offset by lower incentive compensation and lower pension current service cost.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $210 million in the third quarter of 2019, a decrease of $16 million, or 7%, from $226 million in the same period of 2018. This decrease was primarily due to the favourable impact of $30 million from lower fuel prices.

This decrease was partially offset by:

•	an increase in workload, as measured by GTMs;

•	a decrease in fuel efficiency of approximately 1% due to reduced train productivity and lower horsepower utilization; and

•	the unfavourable impact of the change in FX of $3 million.

Fuel expense was $655 million in the first nine months of 2019, a decrease of $16 million, or 2%, from $671 million in the same period of 2018. This decrease was primarily due to the favourable impact of $58 million from lower fuel prices.

This decrease was partially offset by an increase in workload, as measured by GTMs and the unfavourable impact of the change in FX of $18 million.

Materials

Materials expense includes the cost of materials used for track, locomotive, freight car, building maintenance and software sustainment. Materials expense was $50 million in the third quarter of 2019, an increase of $3 million, or 6%, from $47 million in the same period of 2018. This increase was due to higher unscheduled locomotive maintenance and repairs, and locomotive servicing; partially offset by higher freight car maintenance recoveries on foreign cars.

Materials expense was $161 million in the first nine months of 2019, an increase of $6 million, or 4%, from $155 million in the same period of 2018. This increase was due to unscheduled locomotive maintenance and repairs, the cost of inflation, transportation on purchased materials and locomotive servicing; partially offset by higher freight car maintenance recoveries on foreign cars.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $33 million in the third quarter of 2019, unchanged compared to the same period of 2018.

Equipment rents expense was $102 million in the first nine months of 2019, an increase of $3 million, or 3%, from $99 million in the same period of 2018. This increase was primarily due to the unfavourable impact of the change in FX of $3 million.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $185 million in the third quarter of 2019, an increase of $11 million, or 6%, from $174 million in the same period of 2018. This increase was primarily due to a higher depreciable asset base.

Depreciation and amortization expense was $528 million in the first nine months of 2019, an increase of $12 million, or 2%, from $516 million in the same period of 2018. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $4 million, partially offset by the impact of depreciation studies and other adjustments.

Purchased Services and Other

For the three months ended September 30 (in millions)	2019	2018	Total Change	% Change
Support and facilities	$70	$62	$8	13
Track and operations	66	60	6	10
Intermodal	54	56	(2)	(4)
Equipment	31	36	(5)	(14)
Casualty	24	23	1	4
Property taxes	31	28	3	11
Other	1	2	(1)	(50)
Land sales	—	(4)	4	(100)
Total Purchased services and other	$277	$263	$14	5

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $277 million in the third quarter of 2019, an increase of $14 million, or 5%, from $263 million in the same period of 2018. This increase was primarily due to:

•	an increase in legal fees, reported in Support and facilities;

•	gains related to Land sales in the third quarter of 2018, reported in Land sales;

•	an increase in right-of-way maintenance, crew accommodation and transportation, reported in Track & operations;

•	higher property taxes due to higher tax rates; and

•	the unfavourable impact of the change in FX of $1 million.

This increase was partially offset by:

•	a decrease in costs for locomotive warranty service agreements due to insourcing, reported in Equipment; and

•	lower intermodal expenses related to pickup and delivery services, reported in Intermodal.

For the nine months ended September 30 (in millions)	2019	2018	Total Change	% Change
Support and facilities	$207	$193	$14	7
Track and operations	215	206	9	4
Intermodal	165	163	2	1
Equipment	98	110	(12)	(11)
Casualty	109	57	52	91
Property taxes	103	95	8	8
Other	19	4	15	375
Land sales	(17)	(6)	(11)	183
Total Purchased services and other	$899	$822	$77	9

Purchased services and other expense was $899 million in the first nine months of 2019, an increase of $77 million, or 9%, from $822 million in the same period of 2018. This increase was primarily due to:

•	higher expenses primarily due to the increased number and severity of casualty incidents, which were the result of difficult operating conditions due to weather, reported in Casualty;

•	the unfavourable impact of the change in FX of $11 million;

•	higher snow removal and other weather related costs reported in Track and operations and Intermodal;

•	a $10 million charge associated with a dispute settlement, reported in Other;

•	higher property taxes due to higher tax rates; and

•	an increase in legal fees, reported in Support and facilities.

This increase was partially offset by:

•	higher gains on land sales of $11 million, reported in Land sales;

•	a decrease in costs for locomotive warranty service agreements due to insourcing, reported in Equipment; and

•	costs related to labour disruptions in the second quarter of 2018, reported in Track and operations.

Other Income Statement Items

Other Expense (Income)

Other expense (income) consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $29 million in the third quarter of 2019, compared to an income of $47 million in the same period of 2018, a change of $76 million, or 162%. This change was primarily due to an FX translation loss on debt and lease liabilities of $25 million, compared to an FX translation gain on debt of $38 million in the same period of 2018, as well as lower equity income of $10 million.

Other income was $58 million in the first nine months of 2019, compared to an expense of $56 million in the same period of 2018, a change of $114 million, or 204%. This change was primarily due to an FX translation gain on debt and lease liabilities of $57 million, compared to an FX translation loss on debt of $55 million in the same period of 2018.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic recovery was $99 million in the third quarter of 2019, compared to $96 million in the same period of 2018, an increase of $3 million or 3%. Other components of net periodic recovery was $294 million in the first nine months of 2019, compared to $287 million in the same period of 2018, an increase of $7 million or 2%. These increases were primarily due to a decrease in the recognized net actuarial loss.

Net Interest Expense

Net interest expense includes interest on long-term debt and capital leases. Net interest expense was $110 million in the third quarter of 2019, a decrease of $2 million, or 2%, from $112 million in the same period of 2018. This decrease was primarily due to a net reduction in interest charges of $5 million as the result of a lower effective interest rate from debt refinancing in 2018 and 2019, partially offset by an increase in interest charges on commercial paper of $3 million.

Net interest expense was $336 million in the first nine months of 2019, a decrease of $3 million, or 1%, from $339 million in the same period of 2018. This decrease was primarily due to a net reduction in interest charges of $16 million as the result of a lower effective interest rate from debt refinancing in 2018 and 2019, partially offset by the unfavourable impact from the change in FX of $10 million and a decrease in capitalized interest of $3 million.

Income Tax Expense

During the nine months ended September 30, 2019, an Alberta provincial corporate tax rate decrease was enacted and resulted in an $88 million deferred tax recovery on the revaluation of deferred income tax balances as at January 1, 2019.

During the nine months ended September 30, 2018, the Iowa and Missouri state corporate income tax rate decreases were enacted and resulted in a $21 million deferred tax recovery on the revaluation of deferred income tax balances as at January 1, 2018.

Income tax expense was $211 million in the third quarter of 2019, an increase of $12 million, or 6%, from $199 million in the same period of 2018. This increase was due to higher taxable earnings and a higher effective tax rate, compared to the same period of 2018.

Income tax expense was $474 million in the first nine months of 2019, an increase of $31 million, or 7%, from $443 million in the same period of 2018. This increase was due to higher taxable earnings, partially offset by the higher deferred tax recovery, described above, compared to the same period of 2018.

The effective tax rate in the third quarter of 2019, including discrete items, was 25.43% compared to 24.23% in the same period of 2018. The effective tax rate in the first nine months of 2019, including discrete items, was 21.06% compared to 23.95% in the same period of 2018. The effective tax rates in the third quarter and first nine months of 2019, excluding discrete items, were 25.11% and
25.50% respectively, compared to 24.75% in the same periods of 2018. These increases in the effective tax rate excluding discrete items were primarily due to a higher proportion of the Company's increased taxable income earned in higher tax rate jurisdictions.

The Company expects an annualized effective tax rate in 2019 of approximately 25.5%. The Company’s 2019 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the tables in Contractual Commitments of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its Cash and cash equivalents, its commercial paper program, bilateral letter of credit facilities, and its revolving credit facility.

As at September 30, 2019, the Company had $145 million of Cash and cash equivalents, U.S. $1.3 billion available under its revolving credit facility, and up to $239 million available under its letter of credit facilities (December 31, 2018 - $61 million of Cash and cash equivalents, U.S. $1.0 billion available under its revolving credit facility, and up to $540 million available under its letter of credit facilities).

Effective September 27, 2019, the Company amended and restated its revolving credit facility agreement, increasing the total amount available to U.S $1.3 billion. As at September 30, 2019, the Company's revolving credit facility was undrawn (December 31, 2018 - undrawn) and the Company did not draw from its revolving credit facility during the three and nine months ended September 30, 2019. The revolving credit facility agreement requires the Company not to exceed a maximum debt to earnings before interest, tax, depreciation, and amortization ratio. As at September 30, 2019, the Company was in compliance with the threshold stipulated in this financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at September 30, 2019, total commercial paper borrowings were U.S. $455 million (December 31, 2018 - $nil).

Effective September 27, 2019, the Company also reduced its bilateral letter of credit facilities to $300 million. As at September 30, 2019, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $61 million from a total available amount of $300 million. This compares to letters of credit drawn of $60 million from a total available amount of $600 million as at December 31, 2018. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letters of credit issued. As at September 30, 2019, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2018 - $nil).

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $823 million in the third quarter of 2019, an increase of $150 million compared to $673 million in the same period of 2018. This increase was primarily due to an increase in cash generating income and favourable changes in working capital during the third quarter of 2019, compared to the same period of 2018.

Cash provided by operating activities was $1,957 million in the first nine months of 2019, an increase of $176 million compared to $1,781 million in the same period of 2018. This increase was primarily due to increases in cash generating income and deferred revenue, partially offset by an unfavourable change in working capital in the nine months ended September 30, 2019, compared to the same period of 2018.

Investing Activities

Cash used in investing activities was $461 million in the third quarter of 2019, an increase of $38 million compared to $423 million in the same period of 2018. Cash used in investing activities was $1,135 million in the first nine months of 2019, an increase of $66 million compared to $1,069 million in the same period of 2018. These increases were primarily due to higher capital additions during 2019 compared to the same periods of 2018.

Free Cash

CP generated positive Free cash of $363 million in the third quarter of 2019, an increase of $118 million from $245 million in the same period of 2018. For the first nine months of 2019, CP generated positive Free cash of $821 million, an increase of $81 million from $740 million in the same period of 2018. These increases were primarily due to an increase in cash provided by operating activities, partially offset by an increase in cash used in investing activities as a result of higher additions to properties.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's additions to properties. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $263 million in the third quarter of 2019, an increase of $117 million compared to $146 million in the same period of 2018. This increase was primarily due to payments to buy back shares under the Company's share repurchase program during the three months ended September 30, 2019, partially offset by higher net issuance of commercial paper during the third quarter of 2019.

Cash used in financing activities was $737 million in the first nine months of 2019, a decrease of $167 million compared to $904 million in the same period of 2018. This decrease was primarily due to the net issuance of commercial paper and a lower principal repayment of U.S. $350 million notes during the nine months ended September 30, 2019, compared to the principal repayments of U.S. $275 million and $375 million notes in the same period of 2018. This was partially offset by an increase in payments to buy back shares under the Company's share repurchase program, the issuance of $400 million 10-year notes compared to the issuance of U.S. $500 million 10-year notes in the same period of 2018, and higher dividends paid during the nine months ended September 30, 2019.

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

As at September 30, 2019, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2018.

Credit ratings as at September 30, 2019(1)

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

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended September 30, 2019 and September 30, 2018 was 2.4 and 2.5, respectively. This decrease was primarily due to an increase in Adjusted EBITDA, partially offset by an increase in adjusted net debt as at September 30, 2019. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Share Capital

At October 22, 2019, the latest practicable date, there were 137,195,014 Common Shares and no preferred shares issued and outstanding, which consists of 14,035 holders of record of the Company's Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase CP Common Shares. Each option granted can be exercised for one Common Share. At October 22, 2019, 1,583,699 options were outstanding under the Company’s MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 1,098,707 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase CP Common Shares. There are no outstanding options under the DSOP, which has 340,000 options available to be issued in the future.

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

In the first nine months of 2019, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $88 million due to the change in the Alberta provincial corporate income tax rate that favourably impacted Diluted EPS by 63 cents; and

•	during the year to date, a net non-cash gain of $57 million ($54 million after deferred tax) due to FX translation of debt and lease liabilities as follows:

–	in the third quarter, a $25 million loss ($22 million after deferred tax) that unfavourably impacted Diluted EPS by 15 cents;

–	in the second quarter, a $37 million gain ($34 million after deferred tax) that favourably impacted Diluted EPS by 24 cents; and

–	in the first quarter, a $45 million gain ($42 million after deferred tax) that favourably impacted Diluted EPS by 30 cents.

In 2018, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $21 million due to reductions in the Missouri and Iowa state tax rates that favourably impacted Diluted EPS by 15 cents; and

•	during the course of the year, a net non-cash loss of $168 million ($150 million after deferred tax) due to FX translation of debt as follows:

–	in the fourth quarter, a $113 million loss ($103 million after deferred tax) that unfavourably impacted Diluted EPS by 72 cents;

–	in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 23 cents;

–	in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents; and

–	in the first quarter, a $49 million loss ($42 million after deferred tax) that unfavourably impacted Diluted EPS by 29 cents.

In the three months ended December 31, 2017, there were two significant items included in Net income as follows:

•	a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by $3.63; and

•	a non-cash loss of $14 million ($12 million after deferred tax) due to FX translation of debt that unfavourably impacted Diluted EPS by 8 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the three months ended September 30		For the nine months ended September 30		For the twelve months ended December 31
(in millions)	2019	2018	2019	2018	2018
Net income as reported	$618	$622	$1,776	$1,406	$1,951
Less significant items (pre-tax):
Impact of FX translation (loss) gain on debt and lease liabilities	(25)	38	57	(55)	(168)
Add:
Tax effect of adjustments(1)	(3)	5	3	(8)	(18)
Income tax rate changes	—	—	(88)	(21)	(21)
Adjusted income	$640	$589	$1,634	$1,432	$2,080
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 14.23% and 5.05% for the three and nine months ended September 30, 2019, 13.43% for the three and nine months ended September 30, 2018, and 10.64% for the twelve months ended December 31, 2018, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended September 30		For the nine months ended September 30		For the twelve months ended December 31
	2019	2018	2019	2018	2018
Diluted earnings per share as reported	$4.46	$4.35	$12.70	$9.78	$13.61
Less significant items (pre-tax):
Impact of FX translation (loss) gain on debt and lease liabilities	(0.18)	0.27	0.41	(0.38)	(1.17)
Add:
Tax effect of adjustments(1)	(0.03)	0.04	0.02	(0.04)	(0.12)
Income tax rate changes	—	—	(0.63)	(0.15)	(0.15)
Adjusted diluted earnings per share	$4.61	$4.12	$11.68	$9.97	$14.51
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 14.23% and 5.05% for the three and nine months ended September 30, 2019, 13.43% for the three and nine months ended September 30, 2018, and 10.64% for the twelve months ended December 31, 2018, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

ROIC and Adjusted ROIC

ROIC is calculated as Operating income less Other expense (income) and Other components of net periodic benefit recovery, tax effected at the Company's annualized effective tax rate, divided by Average invested capital. Average invested capital is defined as the sum of total Shareholders' equity, Long-term debt, Long-term debt maturing within one year and Short-term borrowing, as presented in the Company's Consolidated Financial Statements, averaged between the beginning and ending balance over a rolling twelve-month period. Adjusted ROIC excludes significant items reported in Operating income, Other expense (income), and Other components of net periodic benefit recovery in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount. Adjusted average invested capital is similarly adjusted for the impact of these significant items, net of tax, on closing balances as part of this average. ROIC and Adjusted ROIC are performance measures that measure how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and are important performance criteria in determining certain elements of the Company's long-term incentive plan. ROIC and Adjusted ROIC are presented in Financial Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of ROIC and Adjusted ROIC

	For the twelve months ended September 30
(in millions, except for percentages)	2019	2018
Operating income as reported	$3,108	$2,639
Less:
Other expense	60	72
Other components of net periodic benefit recovery	(391)	(358)
Tax(1)	771	95
	$2,668	$2,830
Average invested capital	$15,806	$14,556
ROIC	16.9%	19.4%
(1) Tax was calculated at the annualized effective tax rate of 22.41% and 3.24% for each of the above items for the twelve months ended September 30, 2019 and 2018, respectively.

	For the twelve months ended September 30
(in millions, except for percentages)	2019	2018
Operating income as reported	$3,108	$2,639
Less:
Other expense	60	72
Other components of net periodic benefit recovery	(391)	(358)
Significant items (pre-tax):
Impact of FX translation loss on debt and lease liabilities	(56)	(69)
Tax(1)	878	752
	$2,617	$2,242
Average invested capital	$15,806	$14,556
Less impact of periodic significant items net of tax on the above average:
Income tax recovery from income tax rate changes	44	274
Adjusted average invested capital	$15,762	$14,282
Adjusted ROIC	16.6%	15.7%
(1) Tax was calculated at the adjusted annualized effective tax rate of 25.12% and 25.12% for each of the above items for the twelve months ended September 30, 2019 and 2018, respectively.

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations, and the cash settlement of hedges settled upon issuance of debt. Free cash is a measure that management considers to be an indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash from its operations without incurring additional external financing. The cash settlement of forward starting swaps that occurred in the second quarter of 2018 in conjunction with the issuance of long-term debt is not an indicator of CP's ongoing cash generating ability and therefore has been excluded from free cash. Positive Free cash indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative Free cash indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2019	2018	2019	2018
Cash provided by operating activities	$823	$673	$1,957	$1,781
Cash used in investing activities	(461)	(423)	(1,135)	(1,069)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	1	(5)	(1)	4
Settlement of forward starting swaps on debt issuance	—	—	—	24
Free cash	$363	$245	$821	$740

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

	For the three months ended September 30
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Freight revenues by line of business
Grain	$409	$384	$1	$385	6
Coal	183	171	—	171	7
Potash	117	130	—	130	(10)
Fertilizers and sulphur	66	55	1	56	18
Forest products	78	76	—	76	3
Energy, chemicals and plastics	382	339	2	341	12
Metals, minerals and consumer products	201	208	2	210	(4)
Automotive	87	85	1	86	1
Intermodal	409	406	1	407	—
Freight revenues	1,932	1,854	8	1,862	4
Non-freight revenues	47	44	1	45	4
Total revenues	$1,979	$1,898	$9	$1,907	4

	For the nine months ended September 30
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Freight revenues by line of business
Grain	$1,211	$1,113	$19	$1,132	7
Coal	514	486	2	488	5
Potash	367	358	6	364	1
Fertilizers and sulphur	186	171	4	175	6
Forest products	229	211	5	216	6
Energy, chemicals and plastics	1,043	874	17	891	17
Metals, minerals and consumer products	579	595	16	611	(5)
Automotive	267	247	6	253	6
Intermodal	1,193	1,133	10	1,143	4
Freight revenues	5,589	5,188	85	5,273	6
Non-freight revenues	134	122	1	123	9
Total revenues	$5,723	$5,310	$86	$5,396	6

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended September 30
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Compensation and benefits	$355	$365	$1	$366	(3)
Fuel	210	226	3	229	(8)
Materials	50	47	—	47	6
Equipment rents	33	33	—	33	—
Depreciation and amortization	185	174	—	174	6
Purchased services and other	277	263	1	264	5
Total operating expenses	$1,110	$1,108	$5	$1,113	—

	For the nine months ended September 30
(in millions)	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2018	FX Adjusted % Change
Compensation and benefits	$1,144	$1,090	$11	$1,101	4
Fuel	655	671	18	689	(5)
Materials	161	155	1	156	3
Equipment rents	102	99	3	102	—
Depreciation and amortization	528	516	4	520	2
Purchased services and other	899	822	11	833	8
Total operating expenses	$3,489	$3,353	$48	$3,401	3

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

	For the twelve months ended September 30
(in millions)	2019	2018
Net income as reported	$2,321	$2,390
Add:
Net interest expense	450	455
Income tax expense	668	80
EBIT	3,439	2,925
Less significant items (pre-tax):
Impact of FX translation loss on debt and lease liabilities	(56)	(69)
Adjusted EBIT	3,495	2,994
Less:
Other components of net periodic benefit recovery	391	358
Operating lease expense	(99)	(87)
Depreciation and amortization	(708)	(684)
Adjusted EBITDA	$3,911	$3,407

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

Reconciliation of Long-term Debt to Adjusted Net Debt

(in millions)	2019	2018
Long-term debt including long-term debt maturing within one year as at September 30	$8,983	$8,286
Less:
Pension plans deficit(1)	(260)	(276)
Operating lease liabilities(2)	(370)	(261)
Cash and cash equivalents	145	150
Adjusted net debt as at September 30	$9,468	$8,673
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

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2019	2018
Adjusted net debt as at September 30	$9,468	$8,673
Adjusted EBITDA for the year ended September 30	3,911	3,407
Adjusted net debt to Adjusted EBITDA ratio	2.4	2.5

Off-Balance Sheet Arrangements

Guarantees

At September 30, 2019, the Company had residual value guarantees on operating lease commitments of $2 million (December 31, 2018 - $2 million). The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at September 30, 2019, the fair value of these guarantees recognized as a liability was $10 million (December 31, 2018 - $10 million).

Contractual Commitments

The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts, such as debt, leases, and commercial arrangements, as at September 30, 2019.

Payments due by period (in millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & beyond
Contractual commitments
Interest on long-term debt and finance leases	$11,410	$65	$871	$743	$9,731
Long-term debt	8,914	610	437	977	6,890
Finance leases	155	2	14	114	25
Operating lease(1)	421	28	123	92	178
Supplier purchase	1,063	193	214	193	463
Other long-term liabilities(2)	462	15	105	101	241
Total contractual commitments	$22,425	$913	$1,764	$2,220	$17,528
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

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at September 30, 2019.

Payments due by period (in millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & beyond
Certain other financial commitments
Letters of credit	$61	$61	$—	$—	$—
Capital commitments	853	231	443	65	114
Total certain other financial commitments	$914	$292	$443	$65	$114

Critical Accounting Estimates

To prepare consolidated financial statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2018 Annual Report on Form 10-K. There have not been any material changes to the Company's critical accounting estimates in the first nine months of 2019.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit and Finance Committee, which is composed entirely of independent directors.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation. Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided guidance using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure, due to unknown variables and uncertainty related to future results. The purpose of 2019 revenue ton-mile growth, adjusted diluted EPS growth, capital program investments, U.S. dollar/Canadian dollar exchange rate, annualized effective tax rate, land sales and other components of net periodic benefit recovery is to assist readers in understanding our expected and targeted financial results, and this information may not be appropriate for other purpose.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk during the three and nine months ended September 30, 2019 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2018 Annual Report on Form 10-K. Refer to information on foreign exchange risk and share price impact on stock-based compensation discussed below:

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

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at September 30, 2019, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other expense (income). For further information on the net investment hedge, please refer to Item 1. Financial Statements, Note 11 Financial instruments.

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

Share Price Impact on Stock-Based Compensation

For every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.5 million to $0.6 million based on information available at September 30, 2019. This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2019, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 14 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP has established a share repurchase program which is further described in Item 1. Financial Statements, Note 10 Shareholder's Equity. The following table presents Common Shares repurchased during each month of the third quarter of 2019.

2019	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	726,863	$312.65	726,863	1,104,956
August 1 to August 31	369,405	312.57	369,405	735,551
September 1 to September 30	423,272	304.50	423,272	312,279
Ending Balance	1,519,540	$310.36	1,519,540	N/A
(1) Includes shares repurchased but not yet canceled at quarter end.
(2) Includes brokerage fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1
Amended and Restated Credit Agreement, dated as of September 27, 2019, between Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2019, File No. 001-01342)

31.1*	CEO Rule 13a-14(a) Certifications
31.2*	CFO Rule 13a-14(a) Certifications
32.1*	CEO Section 1350 Certifications
32.2*	CFO Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and first nine months ended September 30, 2019 and 2018; (ii) the Interim Consolidated Statements of Comprehensive Income for the third quarters and first nine months ended September 30, 2019 and 2018; (iii) the Interim Consolidated Balance Sheets at September 30, 2019, and December 31, 2018; (iv) the Interim Consolidated Statements of Cash Flows for the third quarters and first nine months ended September 30, 2019 and 2018; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the third quarters and first nine months ended September 30, 2019 and 2018; and (vi) the Notes to Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: October 23, 2019