Form 10-Q
period 2020-03-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2020-04-22
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 20, 2020, there were 135,631,754 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2020	2019
Revenues (Note 3)
Freight	$2,000	$1,726
Non-freight	43	41
Total revenues	2,043	1,767
Operating expenses
Compensation and benefits	398	406
Fuel	212	209
Materials	59	57
Equipment rents	36	35
Depreciation and amortization	192	160
Purchased services and other	312	357
Total operating expenses	1,209	1,224

Operating income	834	543
Less:
Other expense (income) (Note 4)	211	(47)
Other components of net periodic benefit recovery (Note 12)	(85)	(97)
Net interest expense	114	114
Income before income tax expense	594	573
Income tax expense (Note 5)	185	139
Net income	$409	$434

Earnings per share (Note 6)
Basic earnings per share	$2.99	$3.10
Diluted earnings per share	$2.98	$3.09

Weighted-average number of shares (millions) (Note 6)
Basic	136.7	140.1
Diluted	137.2	140.5

Dividends declared per share	$0.8300	$0.6500
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2020	2019
Net income	$409	$434
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(65)	16
Change in derivatives designated as cash flow hedges	2	2
Change in pension and post-retirement defined benefit plans	45	20
Other comprehensive (loss) income before income taxes	(18)	38
Income tax recovery (expense) on above items	60	(22)
Other comprehensive income (Note 7)	42	16
Comprehensive income	$451	$450
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2020	2019
Assets
Current assets
Cash and cash equivalents	$247	$133
Accounts receivable, net (Note 8)	885	805
Materials and supplies	177	182
Other current assets	98	90
	1,407	1,210
Investments	369	341
Properties	19,900	19,156
Goodwill and intangible assets	223	206
Pension asset	1,111	1,003
Other assets	478	451
Total assets	$23,488	$22,367
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,528	$1,693
Long-term debt maturing within one year (Note 9, 10)	266	599
	1,794	2,292
Pension and other benefit liabilities	790	785
Other long-term liabilities	541	562
Long-term debt (Note 9, 10)	9,804	8,158
Deferred income taxes	3,604	3,501
Total liabilities	16,533	15,298
Shareholders’ equity
Share capital	1,985	1,993
Additional paid-in capital	51	48
Accumulated other comprehensive loss (Note 7)	(2,480)	(2,522)
Retained earnings	7,399	7,550
	6,955	7,069
Total liabilities and shareholders’ equity	$23,488	$22,367
Contingencies (Note 14)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2020	2019
Operating activities
Net income	$409	$434
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	192	160
Deferred income tax expense (Note 5)	39	38
Pension recovery and funding (Note 12)	(65)	(88)
Foreign exchange loss (gain) on debt and lease liabilities (Note 4)	215	(45)
Other operating activities, net	(72)	45
Change in non-cash working capital balances related to operations	(229)	(131)
Cash provided by operating activities	489	413
Investing activities
Additions to properties	(355)	(224)
Proceeds from sale of properties and other assets	2	6
Other	(9)	(1)
Cash used in investing activities	(362)	(219)
Financing activities
Dividends paid	(114)	(91)
Issuance of CP Common Shares	24	4
Purchase of CP Common Shares (Note 11)	(501)	(207)
Issuance of long-term debt, excluding commercial paper (Note 9)	959	397
Repayment of long-term debt, excluding commercial paper	(15)	(5)
Net repayment of commercial paper (Note 9)	(553)	—
Increase in short-term borrowings (Note 9)	145	—
Other	11	—
Cash (used in) provided by financing activities	(44)	98
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	31	(1)
Cash position
Increase in cash and cash equivalents	114	291
Cash and cash equivalents at beginning of period	133	61
Cash and cash equivalents at end of period	$247	$352

Supplemental disclosures of cash flow information:
Income taxes paid	$139	$149
Interest paid	$157	$149
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2019, as previously reported	137.0	$1,993	$48	$(2,522)	$7,550	$7,069
Impact of accounting change (Note 2)	—	—	—	—	(1)	(1)
Balance at January 1, 2020, as restated	137.0	$1,993	$48	$(2,522)	$7,549	$7,068
Net income	—	—	—	—	409	409
Other comprehensive income (Note 7)	—	—	—	42	—	42
Dividends declared ($0.8300 per share)	—	—	—	—	(112)	(112)
Effect of stock-based compensation expense	—	—	5	—	—	5
CP Common Shares repurchased (Note 11)	(1.6)	(21)	—	—	(447)	(468)
Shares issued under stock option plan	0.2	13	(2)	—	—	11
Balance at March 31, 2020	135.6	$1,985	$51	$(2,480)	$7,399	$6,955
Balance at January 1, 2019	140.5	$2,002	$42	$(2,043)	$6,630	$6,631
Net income	—	—	—	—	434	434
Other comprehensive income (Note 7)	—	—	—	16	—	16
Dividends declared ($0.6500 per share)	—	—	—	—	(91)	(91)
Effect of stock-based compensation expense	—	—	5	—	—	5
CP Common Shares repurchased (Note 11)	(0.7)	(10)	—	—	(175)	(185)
Shares issued under stock option plan	—	5	(1)	—	—	4
Balance at March 31, 2019	139.8	$1,997	$46	$(2,027)	$6,798	$6,814
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

1    Basis of presentation

These unaudited interim consolidated financial statements of Canadian Pacific Railway Limited (“CP”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2019 annual consolidated financial statements and notes included in CP's 2019 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing the 2019 annual consolidated financial statements, except for the newly adopted accounting policy discussed in Note 2.

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

2    Accounting changes

Implemented in 2020

Financial Instruments - Credit Losses

On January 1, 2020, the Company adopted the new Accounting Standards Update ("ASU") 2016-13, issued by the Financial Accounting Standards Board ("FASB"), and all related amendments under FASB Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses. Using a modified retrospective approach, the Company recognized a cumulative-effect adjustment to its opening retained earnings balance in the period of adoption. Accordingly, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of the adoption of ASC 326 as at January 1, 2020 was an increase in the allowance for credit losses of $1 million, with the offsets to "Deferred income taxes" and "Retained earnings" on the Company's Interim Consolidated Balance Sheet. See Note 8 for further discussion of the current period credit loss.

Future Changes

Simplification of Financial Disclosures about Guarantors

In March 2020, the Securities and Exchange Commission issued amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, to improve the quality of disclosure and reduce compliance burdens. Among other changes, the amendments replace the current requirement for condensed consolidating financial information (“CCFI”), as specified in Rule 3-10 of Regulation S-X, with summarized financial information and expanded qualitative non-financial disclosures about the guarantees, issuers, and guarantors. The amendments will be effective on January 4, 2021, with the option to comply in advance. The Company is currently assessing the impact of these amendments for its future CCFI disclosures.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2020	2019
Freight
Grain	$418	$380
Coal	150	158
Potash	112	114
Fertilizers and sulphur	70	57
Forest products	78	73
Energy, chemicals and plastics	491	315
Metals, minerals and consumer products	189	173
Automotive	87	76
Intermodal	405	380
Total freight revenues	2,000	1,726
Non-freight excluding leasing revenues	29	26
Revenues from contracts with customers	2,029	1,752
Leasing revenues	14	15
Total revenues	$2,043	$1,767

Contract liabilities

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Interim Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities:

	For the three months ended March 31
(in millions of Canadian dollars)	2020	2019
Opening balance	$146	$2
Revenue recognized that was included in the contract liability balance at the beginning of the period	(37)	(2)
Increase due to consideration received, net of revenue recognized during the period	3	73
Closing balance	$112	$73

4    Other expense (income)

	For the three months ended March 31
(in millions of Canadian dollars)	2020	2019
Foreign exchange loss (gain) on debt and lease liabilities	$215	$(45)
Other foreign exchange gains	(5)	(3)
Other	1	1
Other expense (income)	$211	$(47)

5    Income taxes

	For the three months ended March 31
(in millions of Canadian dollars)	2020	2019
Current income tax expense	$146	$101
Deferred income tax expense	39	38
Income tax expense	$185	$139

The effective tax rate for the three months ended March 31, 2020 was 31.10%, compared to 24.24% for the same period of 2019.

For the three months ended March 31, 2020, the effective tax rate excluding the discrete item of the foreign exchange ("FX") loss of $215 million on debt and lease liabilities was 25.00%.

For the three months ended March 31, 2019, the effective tax rate excluding the discrete item of the FX gain of $45 million on debt and lease liabilities was 25.75%.

6    Earnings per share

Basic earnings per share has been calculated using Net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in the earnings per share calculations are reconciled as follows:

	For the three months ended March 31
(in millions)	2020	2019
Weighted-average basic shares outstanding	136.7	140.1
Dilutive effect of stock options	0.5	0.4
Weighted-average diluted shares outstanding	137.2	140.5

For the three months ended March 31, 2020, there were 0.1 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2019 - 0.2 million).

7    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2020	$112	$(54)	$(2,580)	$(2,522)
Other comprehensive income before reclassifications	7	—	—	7
Amounts reclassified from accumulated other comprehensive loss	—	2	33	35
Net other comprehensive income	7	2	33	42
Closing balance, March 31, 2020	$119	$(52)	$(2,547)	$(2,480)
Opening balance, January 1, 2019	$113	$(62)	$(2,094)	$(2,043)
Other comprehensive loss before reclassifications	—	(1)	(1)	(2)
Amounts reclassified from accumulated other comprehensive loss	—	2	16	18
Net other comprehensive income	—	1	15	16
Closing balance, March 31, 2019	$113	$(61)	$(2,079)	$(2,027)

(1)	Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	2020	2019
Recognition of net actuarial loss(1)	$45	$21
Income tax recovery	(12)	(5)
Total net of income tax	$33	$16

(1)	Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.
8    Accounts receivable, net

Accounts receivable from customers are recognized initially at fair value and subsequently measured at amortized cost less allowance for expected credit losses. Losses on accounts receivable are estimated based on historical credit loss experience of receivables with similar risk characteristics. Historical loss experience is adjusted to reflect any management expectations that current or future conditions will differ from conditions that existed for the period over which historical information is evaluated.

To determine expected credit losses, customer receivables are disaggregated by credit characteristics, type of customer service, customer line of business, and receivable aging.

(in millions of Canadian dollars)	Freight	Non-freight	Total
Accounts receivable, as at March 31, 2020	$724	$202	$926

Allowance for credit losses
Restated, as at January 1, 2020 (Note 2)	(27)	(16)	(43)
Current period credit loss provision, net	—	2	2
Allowance for credit losses, as at March 31, 2020	(27)	(14)	(41)
Total accounts receivable, net as at March 31, 2020	$697	$188	$885

Total accounts receivable, net restated, as at January 1, 2020	$610	$194	$804

Receivables are considered to be in default and are written off against the allowance for credit losses when it is probable that all remaining contractual payments due will not be collected in accordance with the terms of the customer contracts. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

9    Debt

Issuance of long-term debt

During the three months ended March 31, 2020, the Company issued U.S. $500 million 2.050% 10-year unsecured notes due March 5, 2030 for net proceeds of approximately U.S. $495 million ($662 million) and $300 million 3.050% 30-year unsecured notes due March 9, 2050 for net proceeds of approximately $296 million. These notes pay interest semi-annually and carry a negative pledge.

Credit facility

The Company's revolving credit facility consists of a U.S. $1.0 billion tranche maturing September 27, 2024 and a U.S. $300 million tranche maturing September 27, 2021. As at March 31, 2020, the Company had U.S. $100 million ($142 million) drawn from the U.S. $300 million tranche of its revolving credit facility (December 31, 2019 - undrawn). The interest rate on these borrowings is 1.875%. These borrowings are included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $1.3 billion revolving credit facility. As at March 31, 2020, the Company had total commercial paper borrowings of U.S. $20 million ($28 million), included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2019 - U.S. $397 million). The weighted-average interest rate on these borrowings was 2.55% (December 31, 2019 - 2.03%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt as at:

(in millions of Canadian dollars)	March 31, 2020	December 31, 2019
Long-term debt (including current maturities):
Fair value	$11,607	$10,149
Carrying value	10,070	8,757

All long-term debt is classified as level 2. The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end.

B. Financial risk management

The effect of the Company's net investment hedge for the three months ended March 31, 2020 was an unrealized FX loss of $555 million (three months ended March 31, 2019 - unrealized FX gain of $120 million) recognized in “Other comprehensive income”.

11    Shareholders' equity

On December 17, 2019, the Company announced a normal course issuer bid ("NCIB"), commencing December 20, 2019, to purchase up to 4.80 million Common Shares in the open market for cancellation on or before December 19, 2020. As at March 31, 2020, the Company had purchased 1.75 million Common Shares for $568 million under this NCIB.

On October 19, 2018, the Company announced a NCIB, commencing October 24, 2018, to purchase up to 5.68 million Common Shares for cancellation on or before October 23, 2019. The Company completed this NCIB on October 23, 2019.

All purchases were made in accordance with the respective NCIB at prevailing market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange, with consideration allocated to share capital up to the average carrying amount of the shares and any excess allocated to "Retained earnings".

The following table provides activities under the share repurchase programs:

	For the three months ended March 31
	2020	2019
Number of Common Shares repurchased(1)	1,455,854	707,678
Weighted-average price per share(2)	$321.71	$261.73
Amount of repurchase (in millions)(2)	$468	$185

(1)	Includes shares repurchased but not yet cancelled at end of period.

(2)	Includes brokerage fees.

12    Pension and other benefits

In the three months ended March 31, 2020, the Company made contributions of $9 million (three months ended March 31, 2019 - $11 million) to its defined benefit pension plans.

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended March 31
	Pensions		Other benefits
(in millions of Canadian dollars)	2020	2019	2020	2019
Current service cost (benefits earned by employees)	$35	$27	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	102	112	5	5
Expected return on fund assets	(237)	(237)	—	—
Recognized net actuarial loss	44	21	1	2
Total other components of net periodic benefit (recovery) cost	(91)	(104)	6	7
Net periodic benefit (recovery) cost	$(56)	$(77)	$9	$10

13    Stock-based compensation

At March 31, 2020, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2020 of $11 million (three months ended March 31, 2019 - an expense of $34 million).

Stock option plan

In the three months ended March 31, 2020, under CP’s stock option plans, the Company issued 212,020 options at the weighted-average price of $351.37 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $15 million. The weighted-average fair value assumptions were approximately:

For the three months ended March 31, 2020
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	1.31%
Expected stock price volatility(3)	23.05%
Expected annual dividends per share(4)	$3.3200
Expected forfeiture rate(5)	4.37%
Weighted-average grant date fair value per option granted during the period	$68.95

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

Performance share unit plans

During the three months ended March 31, 2020, the Company issued 97,205 Performance Share Units ("PSUs") with a grant date fair value of approximately $34 million and 10,029 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including value of expected future matching units, of approximately $4 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement using a lattice-based valuation model.Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in the three months ended March 31, 2020 is January 1, 2020 to December 31, 2022 and the performance factors are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

The performance period for PSUs issued in 2017 was January 1, 2017 to December 31, 2019, and the performance factors for these PSUs were ROIC, TSR compared to the S&P/TSX Capped Industrial Index, and TSR compared to S&P 1500 Road and Rail Index. The resulting payout was 193% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding December 31, 2019. In the first quarter of 2020, payouts occurred on the total outstanding awards, including dividends reinvested, totalling $76 million on 121,225 outstanding awards.

Deferred share unit plan

During the three months ended March 31, 2020, the Company granted 13,134 DSUs with a grant date fair value of approximately $4 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

14    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2020 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position or results of operations.

Legal proceedings related to Lac-Mégantic rail accident

On July 6, 2013, a train carrying petroleum crude oil operated by Montréal Maine and Atlantic Railway (“MMAR”) or a subsidiary, Montréal Maine & Atlantic Canada Co. (“MMAC” and collectively the “MMA Group”), derailed in Lac-Mégantic, Québec. The derailment occurred on a section of railway owned and operated by the MMA Group and while the MMA Group exclusively controlled the train.

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

A number of legal proceedings, set out below, were commenced in Canada and the U.S. against CP and others:

(1)
Québec's Minister of Sustainable Development, Environment, Wildlife and Parks ordered various parties, including CP, to remediate the derailment site (the "Cleanup Order") and served CP with a Notice of Claim for $95 million for those costs. CP appealed the Cleanup Order and contested the Notice of Claim with the Administrative Tribunal of Québec. These proceedings are stayed pending determination of the Attorney General of Québec (“AGQ”) action (paragraph 2 below).

(2)
The AGQ sued CP in the Québec Superior Court claiming $409 million in damages, which was amended and reduced to $315 million (the “AGQ Action”). The AGQ Action alleges that: (i) CP was responsible for the petroleum crude oil from its point of origin until its delivery to Irving Oil Ltd.; and (ii) CP is vicariously liable for the acts and omissions of the MMA Group.

(3)
A class action in the Québec Superior Court on behalf of persons and entities residing in, owning or leasing property in, operating a business in, or physically present in Lac-Mégantic at the time of the derailment was certified against CP on May 8, 2015 (the "Class Action"). Other defendants including MMAC and Mr. Thomas Harding ("Harding") were added to the Class Action on January 25, 2017. The Class Action seeks unquantified damages, including for wrongful death, personal injury, property damage, and economic loss.

(4)
Eight subrogated insurers sued CP in the Québec Superior Court claiming approximately $16 million in damages, which was amended and reduced to approximately $15 million (the “Promutuel Action”), and two additional subrogated insurers sued CP claiming approximately $3 million in damages (the “Royal Action”). Both actions contain similar allegations as the AGQ Action. The actions do not identify the subrogated parties. As such, the extent of any overlap between the damages claimed in these actions and under the Plans is unclear. The Royal Action is stayed pending determination of the consolidated proceedings described below.

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. These consolidated claims are currently scheduled for a joint liability trial commencing September 28, 2020, followed by a damages trial, if necessary.

(5)
Forty-eight plaintiffs (all individual claims joined in one action) sued CP, MMAC, and Harding in the Québec Superior Court claiming approximately $5 million in damages for economic loss and pain and suffering, and asserting similar allegations as in the Class Action and the AGQ Action. The majority of the plaintiffs opted-out of the Class Action and all but two are also plaintiffs in litigation against CP, described in paragraph 7 below. This action is stayed pending determination of the consolidated claims described above.

(6)
The MMAR U.S. bankruptcy estate representative commenced an action against CP in November 2014 in the Maine Bankruptcy Court claiming that CP failed to abide by certain regulations and seeking damages for MMAR’s loss in business value (as yet unquantified). This action asserts that CP knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it.

(7)
The class and mass tort action commenced against CP in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against CP in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and improperly packaged the petroleum crude oil. On CP’s motion, the Maine Actions were dismissed. The plaintiffs are appealing the dismissal decision, which may be heard in July 2020.

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

The expense included in “Purchased services and other” for the three months ended March 31, 2020 was $1 million (three months ended March 31, 2019 - $1 million). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at March 31, 2020 was $83 million (December 31, 2019 - $77 million). Payments are expected to be made over 10 years through 2029.

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

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2020

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,457	$543	$—	$2,000
Non-freight	—	33	93	(83)	43
Total revenues	—	1,490	636	(83)	2,043
Operating expenses
Compensation and benefits	—	275	120	3	398
Fuel	—	167	45	—	212
Materials	—	41	16	2	59
Equipment rents	—	44	(5)	(3)	36
Depreciation and amortization	—	115	77	—	192
Purchased services and other	—	243	154	(85)	312
Total operating expenses	—	885	407	(83)	1,209
Operating income	—	605	229	—	834
Less:
Other expense (income)	21	208	(18)	—	211
Other components of net periodic benefit (recovery) expense	—	(87)	2	—	(85)
Net interest expense (income)	—	122	(8)	—	114
(Loss) income before income tax expense and equity in net earnings of subsidiaries	(21)	362	253	—	594
Less: Income tax expense	—	134	51	—	185
Add: Equity in net earnings of subsidiaries	430	202	—	(632)	—
Net income	$409	$430	$202	$(632)	$409

Interim Condensed Consolidating Statements of Income
For the three months ended March 31, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Revenues
Freight	$—	$1,244	$482	$—	$1,726
Non-freight	—	29	114	(102)	41
Total revenues	—	1,273	596	(102)	1,767
Operating expenses
Compensation and benefits	—	274	130	2	406
Fuel	—	165	44	—	209
Materials	—	38	15	4	57
Equipment rents	—	33	2	—	35
Depreciation and amortization	—	96	64	—	160
Purchased services and other	—	278	187	(108)	357
Total operating expenses	—	884	442	(102)	1,224
Operating income	—	389	154	—	543
Less:
Other (income) expense	(5)	(43)	1	—	(47)
Other components of net periodic benefit (recovery) expense	—	(98)	1	—	(97)
Net interest (income) expense	(1)	122	(7)	—	114
Income before income tax expense and equity in net earnings of subsidiaries	6	408	159	—	573
Less: Income tax expense	—	104	35	—	139
Add: Equity in net earnings of subsidiaries	428	124	—	(552)	—
Net income	$434	$428	$124	$(552)	$434

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2020

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$409	$430	$202	$(632)	$409
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	—	(555)	490	—	(65)
Change in derivatives designated as cash flow hedges	—	2	—	—	2
Change in pension and post-retirement defined benefit plans	—	44	1	—	45
Other comprehensive (loss) income before income taxes	—	(509)	491	—	(18)
Income tax recovery on above items	—	60	—	—	60
Equity accounted investments	42	491	—	(533)	—
Other comprehensive income	42	42	491	(533)	42
Comprehensive income	$451	$472	$693	$(1,165)	$451

Interim Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Net income	$434	$428	$124	$(552)	$434
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	—	120	(104)	—	16
Change in derivatives designated as cash flow hedges	—	2	—	—	2
Change in pension and post-retirement defined benefit plans	—	19	1	—	20
Other comprehensive income (loss) before income taxes	—	141	(103)	—	38
Income tax expense on above items	—	(22)	—	—	(22)
Equity accounted investments	16	(103)	—	87	—
Other comprehensive income (loss)	16	16	(103)	87	16
Comprehensive income	$450	$444	$21	$(465)	$450

Interim Condensed Consolidating Balance Sheets
As at March 31, 2020

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$119	$128	$—	$247
Accounts receivable, net	—	670	215	—	885
Accounts receivable, intercompany	172	249	168	(589)	—
Short-term advances to affiliates	—	1,891	3,874	(5,765)	—
Materials and supplies	—	134	43	—	177
Other current assets	—	54	44	—	98
	172	3,117	4,472	(6,354)	1,407
Long-term advances to affiliates	1,090	8	92	(1,190)	—
Investments	—	29	340	—	369
Investments in subsidiaries	10,886	11,861	—	(22,747)	—
Properties	—	10,446	9,454	—	19,900
Goodwill and intangible assets	—	—	223	—	223
Pension asset	—	1,111	—	—	1,111
Other assets	—	179	299	—	478
Deferred income taxes	5	—	—	(5)	—
Total assets	$12,153	$26,751	$14,880	$(30,296)	$23,488
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$113	$1,025	$390	$—	$1,528
Accounts payable, intercompany	7	333	249	(589)	—
Short-term advances from affiliates	5,078	664	23	(5,765)	—
Long-term debt maturing within one year	—	203	63	—	266
	5,198	2,225	725	(6,354)	1,794
Pension and other benefit liabilities	—	695	95	—	790
Long-term advances from affiliates	—	1,181	9	(1,190)	—
Other long-term liabilities	—	180	361	—	541
Long-term debt	—	9,804	—	—	9,804
Deferred income taxes	—	1,780	1,829	(5)	3,604
Total liabilities	5,198	15,865	3,019	(7,549)	16,533
Shareholders’ equity
Share capital	1,985	538	4,610	(5,148)	1,985
Additional paid-in capital	51	411	267	(678)	51
Accumulated other comprehensive (loss) income	(2,480)	(2,480)	1,072	1,408	(2,480)
Retained earnings	7,399	12,417	5,912	(18,329)	7,399
	6,955	10,886	11,861	(22,747)	6,955
Total liabilities and shareholders’ equity	$12,153	$26,751	$14,880	$(30,296)	$23,488

Condensed Consolidating Balance Sheets
As at December 31, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$37	$96	$—	$133
Accounts receivable, net	24	597	184	—	805
Accounts receivable, intercompany	164	313	249	(726)	—
Short-term advances to affiliates	—	1,387	3,700	(5,087)	—
Materials and supplies	—	144	38	—	182
Other current assets	—	41	49	—	90
	188	2,519	4,316	(5,813)	1,210
Long-term advances to affiliates	1,090	7	84	(1,181)	—
Investments	—	32	309	—	341
Investments in subsidiaries	10,522	11,165	—	(21,687)	—
Properties	—	10,287	8,869	—	19,156
Goodwill and intangible assets	—	—	206	—	206
Pension asset	—	1,003	—	—	1,003
Other assets	—	173	278	—	451
Deferred income taxes	4	—	—	(4)	—
Total assets	$11,804	$25,186	$14,062	$(28,685)	$22,367
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$146	$1,189	$358	$—	$1,693
Accounts payable, intercompany	6	402	318	(726)	—
Short-term advances from affiliates	4,583	490	14	(5,087)	—
Long-term debt maturing within one year	—	548	51	—	599
	4,735	2,629	741	(5,813)	2,292
Pension and other benefit liabilities	—	698	87	—	785
Long-term advances from affiliates	—	1,174	7	(1,181)	—
Other long-term liabilities	—	206	356	—	562
Long-term debt	—	8,145	13	—	8,158
Deferred income taxes	—	1,812	1,693	(4)	3,501
Total liabilities	4,735	14,664	2,897	(6,998)	15,298
Shareholders’ equity
Share capital	1,993	538	4,610	(5,148)	1,993
Additional paid-in capital	48	406	265	(671)	48
Accumulated other comprehensive (loss) income	(2,522)	(2,522)	581	1,941	(2,522)
Retained earnings	7,550	12,100	5,709	(17,809)	7,550
	7,069	10,522	11,165	(21,687)	7,069
Total liabilities and shareholders’ equity	$11,804	$25,186	$14,062	$(28,685)	$22,367

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2020

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$94	$240	$269	$(114)	$489
Investing activities
Additions to properties	—	(271)	(84)	—	(355)
Proceeds from sale of properties and other assets	—	1	1	—	2
Advances to affiliates	—	(496)	(175)	671	—
Other	—	(8)	(1)	—	(9)
Cash used in investing activities	—	(774)	(259)	671	(362)
Financing activities
Dividends paid	(114)	(114)	—	114	(114)
Issuance of CP Common Shares	24	—	—	—	24
Purchase of CP Common Shares	(501)	—	—	—	(501)
Issuance of long-term debt, excluding commercial paper	—	959	—	—	959
Repayment of long-term debt, excluding commercial paper	—	(6)	(9)	—	(15)
Net repayment of commercial paper	—	(553)	—	—	(553)
Increase in short-term borrowings	—	145	—	—	145
Advances from affiliates	486	175	10	(671)	—
Other	11	—	—	—	11
Cash (used in) provided by financing activities	(94)	606	1	(557)	(44)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	10	21	—	31
Cash position
Increase in cash and cash equivalents	—	82	32	—	114
Cash and cash equivalents at beginning of period	—	37	96	—	133
Cash and cash equivalents at end of period	$—	$119	$128	$—	$247

Interim Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2019

(in millions of Canadian dollars)	CPRL (Parent Guarantor)	CPRC (Subsidiary Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments and Eliminations	CPRL Consolidated
Cash provided by operating activities	$687	$198	$219	$(691)	$413
Investing activities
Additions to properties	—	(141)	(83)	—	(224)
Proceeds from sale of properties and other assets	—	4	2	—	6
Advances to affiliates	—	(250)	(30)	280	—
Repayment of advances to affiliates	—	643	—	(643)	—
Other	—	—	(1)	—	(1)
Cash provided by (used in) investing activities	—	256	(112)	(363)	(219)
Financing activities
Dividends paid	(91)	(691)	—	691	(91)
Issuance of CP Common Shares	4	—	—	—	4
Purchase of CP Common Shares	(207)	—	—	—	(207)
Issuance of long-term debt, excluding commercial paper	—	397	—	—	397
Repayment of long-term debt, excluding commercial paper	—	(5)	—	—	(5)
Advances from affiliates	250	30	—	(280)	—
Repayment of advances from affiliates	(643)	—	—	643	—
Cash (used in) provided by financing activities	(687)	(269)	—	1,054	98
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(1)	—	—	(1)
Cash position
Increase in cash and cash equivalents	—	184	107	—	291
Cash and cash equivalents at beginning of period	—	42	19	—	61
Cash and cash equivalents at end of period	$—	$226	$126	$—	$352

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three months ended March 31, 2020 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2019 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

First Quarter of 2020 Results

•
Financial performance - In the first quarter of 2020, CP reported Diluted earnings per share ("EPS") of $2.98, a decrease of 4% as compared to the same period of 2019 and Net income of $409 million in the first quarter of 2020, a decrease of 6% as compared to the same period of 2019. These decreases were primarily due to foreign exchange ("FX") translation losses on debt and lease liabilities in 2020 compared to FX translation gains in 2019 and higher taxes due to higher taxable income, partially offset by higher Operating income.

Adjusted diluted EPS, which excludes the FX translation losses and gains on debt and lease liabilities, was $4.42 in the first quarter of 2020, an increase of 58% compared to the same period of 2019. Adjusted income, which also excludes the FX translation losses and gains on debt and lease liabilities, was $607 million in the first quarter of 2020, an increase of 55% compared to the same period of 2019. These increases were primarily due to higher Operating income.

Adjusted diluted EPS and Adjusted income are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CP reported an Operating ratio of 59.2% in the first quarter of 2020, a 1,010 basis point improvement as compared to the same period of 2019. This improvement was primarily due to higher freight revenues, and decreased operating expense associated with lower casualty costs and reduced weather related costs caused by harsh winter operating conditions in the first quarter of 2019.

•
Total revenues - Total revenues increased by 16% in the first quarter of 2020 to $2,043 million from $1,767 million in the same period of 2019. This increase was primarily driven by higher volumes, liquidated damages, including customer volume commitments, and higher freight rates.

•
Operating performance - CP's average train speed increased by 2% in the first quarter of 2020, to 21.6 miles per hour, due to improved winter operating conditions which resulted in improved network fluidity. Average train weight increased by 4% to 9,188 tons and average train length increased by 3% to 7,409 feet due to improvements in operating plan efficiency, in each case compared to the same period in 2019. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•
For the first quarter of 2020, the global emergence of the novel strain of Coronavirus (“COVID-19”) had no material impact to CP’s business, financial condition, or results of operations. The future impacts of the COVID-19 pandemic on CP’s business are highly uncertain, however we have put forward our current estimate of the impact on our business in our revised 2020 outlook.

As COVID-19 continues to spread throughout Canada and the United States, CP is currently conducting business as usual, to the greatest extent possible in the current circumstances, while continuing to apply principles of precision scheduled railroading to respond to changes in demand. The Company is taking a variety of measures to ensure the availability of its transportation services throughout our network, promote the safety and security of our employees and railroaders, and support the communities in which we operate. CP is also supporting employees by working with labour unions to shorten recall times, to be prepared for when demand increases. Certain modifications the Company has made in response to the COVID-19 pandemic include: implementing a period of working at home for all non-essential support staff; restricting employee business travel; implementing post-travel employee screening; strengthening clean workplace practices; reinforcing socially responsible sick leave recommendations; limiting visitor and third-party access to Company facilities; launching internal COVID-19 resources for employees; creating a pandemic response team comprised of employees and members of senior management; encouraging telephonic and video conference-based meetings along with other hygiene and social distancing practices recommended by health authorities including Health Canada, the U.S. Centers for Disease Control and Prevention, and the World Health Organization; and supplementing employment insurance payments and maintaining health benefit coverage of employees through the pandemic. CP is responding to this crisis through measures designed to protect our workforce and preventing disruptions to the central role the Company's operations provide at the backbone of the North American economy. CP's service is deemed essential as part of the transportation industry.

As previously announced, the Company’s annual meeting of shareholders, held on April 21, 2020, was conducted via a virtual-only format by live webcast online for the first time. We have observed many other companies, including companies in our industry, taking precautionary and preemptive actions to address the COVID-19 pandemic, and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that could materially alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our employees, customers, shareholders, partners, suppliers, and other stakeholders.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part II, Item 1A. Risk Factors.

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

2020 Outlook

As a result of the ongoing impacts of the COVID-19 pandemic to business operations and the broader macroeconomy, CP has updated its 2020 outlook. Based on CP’s current view of the demand environment, the Company now expects volume, as measured in revenue ton-miles ("RTMs"), to be down mid-single digits and Adjusted diluted EPS to be roughly flat year over year based on Adjusted diluted EPS of $16.44 in 2019. In spite of currency headwinds, CP continues to expect capital expenditures of $1.6 billion as the Company takes advantage of available track time to better position the network for recovery and support long-term shareholder returns. CP's revised guidance assumes a FX rate of $1.40 USD/CAD, other components of net periodic benefit recovery to decrease by approximately $40 million versus 2019 and an effective tax rate of 25 percent. Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Although CP has provided a forward-looking Non-GAAP measure (Adjusted diluted EPS), management is unable to reconcile, without unreasonable efforts, the forward-looking Adjusted diluted EPS to the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In past years, CP has recognized significant asset impairment charges, management transition costs related to senior executives and discrete tax items. These or other similar, large unforeseen transactions affect diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities, the impact from changes in income tax rates and a provision for uncertain tax item from Adjusted diluted EPS. Please see Forward-Looking Statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators

The following table lists key measures of the Company’s operating performance:

	For the three months ended March 31
	2020	2019	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	71,309	64,854	10
Train miles (thousands)	8,367	7,823	7
Average train weight - excluding local traffic (tons)	9,188	8,868	4
Average train length - excluding local traffic (feet)	7,409	7,165	3
Average terminal dwell (hours)	6.2	7.9	(22)
Average train speed (miles per hour, or "mph")	21.6	21.1	2
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.971	1.014	(4)
Total Employees and Workforce
Total employees (average)	12,486	12,844	(3)
Total employees (end of period)	12,330	12,995	(5)
Workforce (end of period)	12,366	13,037	(5)
Safety Indicators(1)
FRA personal injuries per 200,000 employee-hours	1.20	1.93	(38)
FRA train accidents per million train-miles	0.99	1.62	(39)

(1)
FRA personal injuries per 200,000 employee-hours for the three months ended March 31, 2019 was previously reported as 1.97, restated to 1.93 for the current report. This adjustment reflects new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

For key measures of the Company's revenue performance, refer to Operating Revenues of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations Performance

These key measures are used by management as comparisons to historical operating results and in the planning process to facilitate decisions that continue to drive further productivity improvements in the Company's operations. Results of these key measures reflect how effective CP’s management is at controlling costs and executing the Company’s operating plan and strategy. Continued monitoring of these key measures ensures that the Company can take appropriate actions to ensure the delivery of superior service and be able to grow its business at low incremental cost.
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

•
A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs increased by 10% in the first quarter of 2020 compared to the same period of 2019. This increase was primarily driven by higher volumes of crude, Canadian grain and Intermodal. This increase was partially offset by lower volumes of Canadian coal and Potash.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles increased by 7% in the first quarter of 2020 compared to the same period of 2019. This increase indicates the impact of a 10% increase in workload (GTMs) partially offset by a 4% increase in train weights.

•
Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight increased by 4% in the first quarter of 2020 compared to the same period of 2019. This increase was a result of improvements in operating plan efficiency and improved winter operating conditions, partially offset by lower volumes of heavier commodities such as Canadian coal and Potash.

•
Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train length indicates improved asset utilization.

Average train length increased by 3% in the first quarter of 2020 compared to the same period of 2019. This increase was a result of improvements in operating plan efficiency, partially offset by lower volumes of Canadian coal and Potash, which move in longer trains.

•
Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell improved by 22% in the first quarter of 2020 compared to the same period of 2019. This favourable decrease was due to increased network fluidity.

•
Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed increased by 2% in the first quarter of 2020 compared to the same period of 2019. This increase in speed was due to improved winter operating conditions.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency improved by 4% in the first quarter of 2020 compared to the same period of 2019. This increase in efficiency was due to improved winter operating conditions and increased train productivity.

Total Employees and Workforce

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with CP while workforce is defined as total employees plus contractors and consultants. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs.

The average number of total employees decreased by 3% for the three months ended March 31, 2020, compared to the same period of 2019. The total number of employees as at March 31, 2020 was 12,330, a decrease of 665, or 5%, compared to 12,995 as at March 31, 2019. The total workforce as at March 31, 2020 was 12,366, a decrease of 671, or 5%, compared to 13,037 as at March 31, 2019. The decrease in total employees and workforce is due to more efficient resource planning and impacts of the economic downturn caused by COVID-19, partially offset by the addition of Central Maine & Québec Railway Canada Inc. ("CMQ Canada") employees and workforce.

Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees, and Board of Directors. Personal injuries and train accidents are indicators of the effectiveness of the Company's safety systems, and are used by management to evaluate and, as necessary, alter the Company's safety systems, procedures, and protocols. Each measure follows U.S. Federal Railroad Administration (“FRA”) reporting guidelines, which can result in restatement after initial publication to reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties, or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.20 in the first quarter of 2020, a decrease from 1.93 in the same period of 2019.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train-miles was 0.99 in the first quarter of 2020, a decrease from 1.62 in the same period of 2019.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three months ended, March 31, 2020 and the comparative figures in 2019. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2020	2019
Financial Performance and Liquidity
Total revenues	$2,043	$1,767
Operating income	834	543
Net income	409	434
Adjusted income(1)	607	392
Basic EPS	2.99	3.10
Diluted EPS	2.98	3.09
Adjusted diluted EPS(1)	4.42	2.79
Dividends declared per share	0.8300	0.6500
Cash provided by operating activities	489	413
Cash used in investing activities	(362)	(219)
Cash (used in) provided by financing activities	(44)	98
Free cash(1)	158	193
Financial Position	As at March 31, 2020	As at December 31, 2019
Total assets	$23,488	$22,367
Total long-term debt, including current portion	10,070	8,757
Total shareholders’ equity	6,955	7,069
	For the three months ended March 31
Financial Ratios(2)	2020	2019
Operating ratio(3)	59.2%	69.3%
	For the twelve months ended March 31
	2020	2019
Return on average shareholders' equity(4)	35.1%	30.8%
Adjusted return on invested capital ("Adjusted ROIC")(1)	17.4%	15.9%
Long-term debt to Net income ratio(5)	4.2	4.4
Adjusted net debt to adjusted EBITDA ratio(1)	2.5	2.6

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

(2)	The Non-GAAP measure Return on invested capital ("ROIC") has been discontinued starting with this Quarterly Report on Form 10-Q, in order to reduce Non-GAAP disclosures.

(3)
Operating ratio is defined as operating expenses divided by revenues, further discussed in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)
Return on average shareholders' equity is defined as Net income divided by average shareholders' equity, averaged between the beginning and ending balance over a rolling 12-month period, further discussed in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(5)
Long-term debt to Net income ratio is defined as long-term debt, including long-term debt maturing within one year, divided by Net income, further discussed in Liquidity and Capital Resources of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Income

Operating income was $834 million in the first quarter of 2020, an increase of $291 million, or 54%, from $543 million in the same period of 2019. This increase was primarily due to:

•	higher volumes as measured by RTMs;

•	liquidated damages, including customer volume commitments, and higher freight rates;

•	the impact of harsher winter operating conditions in 2019;

•	decreased operating expense associated with lower casualty costs in 2020 of $31 million; and

•	the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by higher volume variable expenses and higher depreciation and amortization of $31 million (excluding FX).

Net income was $409 million in the first quarter of 2020, a decrease of $25 million, or 6%, from $434 million in the same period of 2019. This decrease was primarily due to an FX translation loss on U.S. dollar-denominated debt and lease liabilities of $215 million, compared to an FX translation gain of $45 million in the same period of 2019, higher taxes due to higher taxable income, partially offset by higher Operating income.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $607 million in the first quarter of 2020, an increase of $215 million, or 55%, from $392 million in the same period of 2019. This increase was primarily due to higher Operating income, partially offset by higher taxes due to higher taxable income.

Diluted Earnings per Share

Diluted EPS was $2.98 in the first quarter of 2020, a decrease of $0.11, or 4%, from $3.09 in the same period of 2019. This decrease was due to lower Net income, partially offset by lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $4.42 in the first quarter of 2020, an increase of $1.63, or 58%, from $2.79 in the same period of 2019. This increase was due to higher Adjusted income and lower average number of outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 59.2% in the first quarter of 2020, a 1,010 basis point improvement from 69.3% in the same period of 2019. This improvement was primarily due to:

•	liquidated damages, including customer volume commitments, and higher freight rates;

•	higher volumes;

•	the impact of harsher winter operating conditions in 2019;

•	lower casualty costs in 2020; and

•	the efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by higher depreciation and amortization.

Return on Average Shareholders' Equity and Adjusted Return on Invested Capital

Return on average shareholders' equity and Adjusted ROIC are measures used by management to determine how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions. Adjusted ROIC is also an important performance criteria in determining certain elements of the Company's long-term incentive plan.

Return on average shareholders' equity was 35.1% for the twelve months ended March 31, 2020, a 430 basis point increase compared to 30.8% for the twelve months ended March 31, 2019, primarily due to higher Net income. This increase was partially offset by higher average shareholders' equity due to accumulated Net income, partially offset by the impact of the Company's share repurchase program.

Adjusted ROIC was 17.4% for the twelve months ended March 31, 2020, a 150 basis point increase compared to 15.9% for the twelve months ended March 31, 2019, primarily due to higher Operating income. This increase was partially offset by the increase in adjusted average invested capital primarily due to higher Adjusted income, partially offset by the impact of the Company's share repurchase program. Adjusted ROIC is a Non-GAAP measure, which is defined and reconciled from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. In the first quarter of 2020, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $6 million, an increase in total operating expenses of $6 million, and an increase in interest expense of $1 million from the same period of 2019.

On April 17, 2020, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.40 Canadian dollar.

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

Average exchange rates (Canadian/U.S. dollar)	2020	2019
For the three months ended - March 31	$1.35	$1.33

Ending exchange rates (Canadian/U.S. dollar)	2020	2019
Beginning of year - January 1	$1.30	$1.36
End of quarter - March 31	$1.41	$1.34

	For the three months ended March 31
High/Low exchange rates (Canadian/U.S. dollar)	2020	2019
High	$1.45	$1.36
Low	$1.30	$1.31

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three months ended March 31, 2020 and the comparative periods of 2019.

Average Fuel Price (U.S. dollars per U.S. gallon)	2020	2019
For the three months ended - March 31	$2.33	$2.40

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the first quarter of 2020, the favourable impact of fuel prices on Operating income was $12 million. Lower fuel prices resulted in a decrease in Total operating expenses of $11 million. The timing of recoveries from CP's fuel cost adjustment program, and increased carbon tax recoveries, partially offset by lower prices, resulted in an increase in Total revenues of $1 million from the same period of 2019.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP". The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for the three months ended March 31, 2020 and the comparative period in 2019.

TSX (in Canadian dollars)	2020	2019
Opening Common Share price, as at January 1	$331.03	$242.24
Ending Common Share price, as at March 31	$310.55	$275.34
Change in Common Share price for the three months ended March 31	$(20.48)	$33.10

NYSE (in U.S. dollars)	2020	2019
Opening Common Share price, as at January 1	$254.95	$177.62
Ending Common Share price, as at March 31	$219.59	$206.03
Change in Common Share price for the three months ended March 31	$(35.36)	$28.41

In the first quarter of 2020, the impact of the change in Common Share prices resulted in a decrease in stock-based compensation expense of $17 million compared to an increase of $13 million in the same period of 2019.

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

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$2,000	$1,726	$274	16	15
Non-freight revenues (in millions)	43	41	2	5	5
Total revenues (in millions)	$2,043	$1,767	$276	16	15
Carloads (in thousands)	690.6	635.6	55.0	9	N/A
Revenue ton-miles (in millions)	39,218	36,002	3,216	9	N/A
Freight revenue per carload (in dollars)	$2,896	$2,716	$180	7	6
Freight revenue per revenue ton-mile (in cents)	5.10	4.79	0.31	6	6

(1)
Freight revenues include fuel surcharge revenues of $119 million in 2020 and $107 million in 2019. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $2,000 million in the first quarter of 2020, an increase of $274 million, or 16%, from $1,726 million in the same period of 2019. This increase was primarily due to higher higher volumes, as measured by RTMs, and higher freight revenue per revenue ton-mile.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the first quarter of 2020 were 39,218 million, an increase of 9% compared with 36,002 million in the same period of 2019. This increase was mainly attributable to higher volumes of crude, Intermodal, and Grain. This increase was partially offset by lower volumes of Canadian coal and Potash.

Freight revenue per revenue ton-mile is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per revenue ton mile was 5.10 cents in the first quarter of 2020, an increase of 0.31 cent, or 6%, from 4.79 cents in the same period of 2019. This increase was primarily due to liquidated damages, including customer volume commitments, and higher freight rates.

Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 690.6 thousand in the first quarter of 2020, an increase of 55.0 thousand, or 9%, from 635.6 thousand in the same period of 2019. This increase was primarily due to higher volumes of Intermodal, crude, and Grain. This increase was partially offset by lower volumes of Canadian coal.

Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $2,896 in the first quarter of 2020, an increase of $180, or 7%, from $2,716 in the same period of 2019. This increase was primarily due to liquidated damages, including customer volume commitments, and higher freight rates.

Non-freight revenues were $43 million in the first quarter of 2020, an increase of $2 million, or 5%, from $41 million in the same period of 2019. This increase was primarily due to higher logistical services revenue and switching fees.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues include fuel surcharge revenues of $119 million in the first quarter of 2020, an increase of $12 million, or 11%, from $107 million in the same period of 2019. This increase was primarily due to the timing of recoveries from CP's fuel cost adjustment program, increased volumes, and increased carbon tax recoveries. The increases were partially offset by lower fuel prices.

Lines of Business

Grain

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$418	$380	$38	10	10
Carloads (in thousands)	100.6	92.8	7.8	8	N/A
Revenue ton-miles (in millions)	9,016	8,352	664	8	N/A
Freight revenue per carload (in dollars)	$4,155	$4,089	$66	2	1
Freight revenue per revenue ton-mile (in cents)	4.64	4.55	0.09	2	2

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $418 million in the first quarter of 2020, an increase of $38 million, or 10%, from $380 million in the same period of 2019. This increase was primarily due to increased volumes of Canadian grain to Vancouver and Montreal, and increased freight revenue per revenue ton-mile. This increase was partially offset by lower volumes of U.S. soybeans to the Pacific Northwest. Freight revenue per revenue ton-mile increased due to higher freight rates, primarily for regulated Canadian grain.

Coal

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$150	$158	$(8)	(5)	(5)
Carloads (in thousands)	63.8	70.4	(6.6)	(9)	N/A
Revenue ton-miles (in millions)	4,435	5,232	(797)	(15)	N/A
Freight revenue per carload (in dollars)	$2,351	$2,237	$114	5	5
Freight revenue per revenue ton-mile (in cents)	3.38	3.01	0.37	12	12

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $150 million in the first quarter of 2020, a decrease of $8 million, or 5%, from $158 million in the same period of 2019. This decrease was primarily due to decreased volumes of Canadian coal driven by supply chain challenges at the ports. This decrease was partially offset by increased freight revenue per revenue ton-mile due to higher freight rates. RTMs decreased more than carloads due to moving proportionately lower volumes of Canadian coal to Vancouver, which has a longer length of haul.

Potash

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$112	$114	$(2)	(2)	(2)
Carloads (in thousands)	36.4	37.9	(1.5)	(4)	N/A
Revenue ton-miles (in millions)	4,138	4,573	(435)	(10)	N/A
Freight revenue per carload (in dollars)	$3,077	$2,996	$81	3	3
Freight revenue per revenue ton-mile (in cents)	2.71	2.48	0.23	9	9

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $112 million in the first quarter of 2020, a decrease of $2 million, or 2%, from $114 million in the same period of 2019. This decrease was primarily due to decreased volumes of export potash driven by unresolved international contract negotiations. This decrease was partially offset by increased freight revenue per revenue ton-mile due to higher freight rates. RTMs decreased more than carloads due to moving proportionately less export volumes to the Port of Vancouver, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$70	$57	$13	23	21
Carloads (in thousands)	15.1	13.7	1.4	10	N/A
Revenue ton-miles (in millions)	1,095	902	193	21	N/A
Freight revenue per carload (in dollars)	$4,636	$4,197	$439	10	9
Freight revenue per revenue ton-mile (in cents)	6.39	6.38	0.01	—	(1)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $70 million in the first quarter of 2020, an increase of $13 million, or 23%, from $57 million in the same period of 2019. This increase was primarily due to higher volumes of both dry and wet fertilizers. RTMs increased more than carloads due to moving proportionately higher volumes of long haul wet fertilizers from Alberta to Iowa.

Forest Products

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$78	$73	$5	7	7
Carloads (in thousands)	18.1	17.1	1.0	6	N/A
Revenue ton-miles (in millions)	1,277	1,179	98	8	N/A
Freight revenue per carload (in dollars)	$4,309	$4,288	$21	—	—
Freight revenue per revenue ton-mile (in cents)	6.11	6.23	(0.12)	(2)	(2)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $78 million in the first quarter of 2020, an increase of $5 million, or 7%, from $73 million in the same period of 2019. This increase was primarily due to higher volumes of lumber and panel products. Freight revenue per revenue-ton mile decreased due to moving higher volumes of panel products from eastern Canada to the U.S, which has a longer length of haul.

Energy, Chemicals and Plastics

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$491	$315	$176	56	55
Carloads (in thousands)	101.8	78.8	23.0	29	N/A
Revenue ton-miles (in millions)	8,849	6,359	2,490	39	N/A
Freight revenue per carload (in dollars)	$4,823	$3,998	$825	21	20
Freight revenue per revenue ton-mile (in cents)	5.55	4.96	0.59	12	12

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $491 million in the first quarter of 2020, an increase of $176 million, or 56%, from $315 million in the same period of 2019. This increase was primarily due to higher volumes of crude and increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased primarily due to liquidated damages, including customer volume commitments, and higher freight rates. RTMs increased more than carloads due to moving higher volumes of long haul crude to Kansas City, Missouri.

Metals, Minerals and Consumer Products

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$189	$173	$16	9	9
Carloads (in thousands)	58.2	53.5	4.7	9	N/A
Revenue ton-miles (in millions)	2,771	2,448	323	13	N/A
Freight revenue per carload (in dollars)	$3,247	$3,239	$8	—	—
Freight revenue per revenue ton-mile (in cents)	6.82	7.07	(0.25)	(4)	(4)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $189 million in the first quarter of 2020, an increase of $16 million, or 9%, from $173 million in the same period of 2019. This increase was primarily due to higher volumes of frac sand, aggregates, and steel. Freight revenue per revenue-ton mile decreased due to moving higher volumes of frac sand to the Bakken, which has a longer length of haul.

Automotive

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$87	$76	$11	14	13
Carloads (in thousands)	28.2	25.1	3.1	12	N/A
Revenue ton-miles (in millions)	326	335	(9)	(3)	N/A
Freight revenue per carload (in dollars)	$3,085	$3,048	$37	1	1
Freight revenue per revenue ton-mile (in cents)	26.69	22.84	3.85	17	16

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $87 million in the first quarter of 2020, an increase of $11 million, or 14%, from $76 million in the same period of 2019. This increase was primarily due to higher freight revenue per revenue ton-mile. This increase was partially offset by lower volumes from Vancouver to eastern Canada. Freight revenue per revenue ton-mile increased due to higher freight rates. Carloads increased while RTMs decreased due to increased short haul volumes within southern Ontario.

Intermodal

For the three months ended March 31	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$405	$380	$25	7	6
Carloads (in thousands)	268.4	246.3	22.1	9	N/A
Revenue ton-miles (in millions)	7,311	6,622	689	10	N/A
Freight revenue per carload (in dollars)	$1,509	$1,542	$(33)	(2)	(2)
Freight revenue per revenue ton-mile (in cents)	5.54	5.74	(0.20)	(3)	(4)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $405 million in the first quarter of 2020, an increase of $25 million, or 7%, from $380 million in the same period of 2019. This increase was primarily due to the onboarding of a new international ocean carrier, and higher domestic volumes of food and wholesale. Freight revenue per revenue ton-mile decreased due to moving proportionately higher volumes of international intermodal.

Operating Expenses

For the three months ended March 31 (in millions)	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$398	$406	$(8)	(2)	(2)
Fuel	212	209	3	1	—
Materials	59	57	2	4	4
Equipment rents	36	35	1	3	3
Depreciation and amortization	192	160	32	20	19
Purchased services and other	312	357	(45)	(13)	(13)
Total operating expenses	$1,209	$1,224	$(15)	(1)	(2)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,209 million in the first quarter of 2020, a decrease of $15 million, from $1,224 million in the same period of 2019. This decrease was primarily due to:

•	the impact of harsher winter operating conditions in 2019;

•	decreased operating expense associated with lower casualty costs in 2020 of $31 million;

•	the efficiencies generated from improved operating performance and asset utilization; and

•	lower stock based compensation of $23 million.

This decrease was partially offset by:

•	higher volume variable expenses;

•	higher depreciation and amortization of $31 million (excluding FX); and

•	cost inflation.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $398 million in the first quarter of 2020, a decrease of $8 million, or 2%, from $406 million in the same period of 2019. This decrease was primarily due to:

•	lower stock-based compensation of $23 million driven primarily by a decrease in the stock price;

•	labour efficiencies; and

•	the impact of harsher winter operating conditions driven by operational inefficiencies and increased track maintenance in the first quarter of 2019.

This decrease was partially offset by:

•	higher volume variable expenses as a result of an increase in workload as measured by GTMs;

•	the impact of wage and benefit inflation;

•	higher pension current service cost of $8 million; and

•	higher incentive compensation.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $212 million in the first quarter of 2020, an increase of $3 million, or 1%, from $209 million in the same period of 2019. This increase was primarily due to an increase in workload, as measured by GTMs, and the unfavourable impact of the change in FX of $2 million. The increase was partially offset by the favourable impact of $11 million from lower fuel prices and an improvement in fuel efficiency of 4% due to improved winter operating conditions and increased train productivity.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. Materials expense was $59 million in the first quarter of 2020, an increase of $2 million, or 4%, from $57 million in the same period of 2019. This increase was due to higher locomotive and freight car maintenance, partially offset by lower weather related material costs, and higher recoveries from foreign freight car maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $36 million in the first quarter of 2020, an increase of $1 million, or 3%, from $35 million in the same period of 2019. This increase was primarily due to greater usage of pooled freight cars as a result of higher volumes.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $192 million in the first quarter of 2020, an increase of $32 million, or 20%, from $160 million in the same period of 2019. This increase was primarily due to a higher depreciable asset base, the impact of depreciation studies and other adjustments made in 2019.

Purchased Services and Other

For the three months ended March 31 (in millions)	2020	2019	Total Change	% Change
Support and facilities	$75	$71	$4	6
Track and operations	75	75	—	—
Intermodal	56	56	—	—
Equipment	30	32	(2)	(6)
Casualty	39	69	(30)	(43)
Property taxes	36	36	—	—
Other	5	18	(13)	(72)
Land sales	(4)	—	(4)	—
Total Purchased services and other	$312	$357	$(45)	(13)

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $312 million in the first quarter of 2020, a decrease of $45 million, or 13%, from $357 million in the same period of 2019. This decrease was primarily due to:

•	lower expenses due to the reduced number and severity of casualty incidents, reported in Casualty;

•	a decrease in charges associated with contingencies of $10 million, reported in Other;

•	lower snow removal and other weather related costs, reported in Track and operations and Intermodal; and

•	a gain on land sales of $4 million.

This decrease was partially offset by higher volume variable expenses and the unfavourable impact of the change in FX of $2 million.

Other Income Statement Items

Other Expense (Income)

Other expense (income) consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $211 million in the first quarter of 2020, a change of $258 million, or 549%, compared to an income of $47 million in the same period of 2019. This change was primarily due to a FX translation loss on U.S. dollar-denominated debt and lease liabilities of $215 million, compared to a FX translation gain of $45 million in the same period of 2019.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic recovery was $85 million in the first quarter of 2020, compared to $97 million in the same period of 2019, a decrease of $12 million or 12%. This decrease was primarily due to an increase in the recognized net actuarial loss.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $114 million in the first quarter of 2020, unchanged from the same period of 2019. This was primarily due to a net reduction in interest charges of $4 million as a result of a lower effective interest rate following the Company's refinancing of debt in 2019 and 2020, offset by an increase in commercial paper interest of $3 million and the unfavourable impact from the change in FX of $1 million.

Income Tax Expense

Income tax expense was $185 million in the first quarter of 2020, an increase of $46 million, or 33%, from $139 million in the same period of 2019. This increase was due to higher taxable earnings compared to the same period of 2019.

The effective tax rate in the first quarter of 2020, including discrete items, was 31.10% compared to 24.24% in the same period of 2019. The effective tax rate in the first quarter of 2020, excluding discrete items, was 25.00%, compared to 25.75% in the same period of 2019. The decrease in the effective tax rate excluding discrete items was primarily due to the decrease in Alberta's corporate tax rate and the 2020 U.S. track maintenance credit.

The Company expects an annualized effective tax rate in 2020 of 25.00%. The Company’s 2020 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2019 Annual Report on Form 10-K.

Share Capital

At April 20, 2020, the latest practicable date, there were 135,631,754 Common Shares and no preferred shares issued and outstanding, which consists of 13,874 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Each option granted can be exercised for one Common Share. At April 20, 2020, 1,539,376 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 898,748 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 340,000 options available to be issued in the future.

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

As at March 31, 2020, the Company had $247 million of Cash and cash equivalents compared to $133 million at December 31, 2019.

As at March 31, 2020, the Company had U.S. $100 million drawn on its revolving credit facility, compared to $nil at December 31, 2019, from a total available amount of U.S. $1.3 billion. The agreement requires the Company to maintain a financial covenant in conjunction with the credit facility. As at March 31, 2020, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at March 31, 2020, total commercial paper borrowings were U.S. $20 million compared to U.S. $397 million as at December 31, 2019.

As at March 31, 2020, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $85 million from a total available amount of $300 million. This compares to letters of credit drawn of $80 million from a total available amount of $300 million as at December 31, 2019. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at March 31, 2020 and December 31, 2019, the Company did not have any collateral posted on its bilateral letter of credit facilities.

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $489 million in the first quarter of 2020, an increase of $76 million compared to $413 million in the same period of 2019. This increase was primarily due to an increase in cash generating income, partially offset by a decrease in receipts from customers in advance of performing service during the first quarter of 2020 compared to the same period of 2019.

Investing Activities

Cash used in investing activities was $362 million in the first quarter of 2020, an increase of $143 million compared to $219 million in the same period of 2019. This increase was primarily due to higher capital additions during the first quarter of 2020 compared to the same period of 2019.

Free Cash

CP generated positive Free cash of $158 million in the first quarter of 2020, a decrease of $35 million from $193 million in the same period of 2019. This decrease was primarily due to an increase in cash used in investing activities as a result of higher additions to properties, partially offset by an increase in cash provided by operating activities.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $44 million in the first quarter of 2020, a decrease of $142 million compared to cash provided by financing activities of $98 million in the same period of 2019. This decrease was primarily due to the net repayment of commercial paper and an increase in payments to buy back shares under the Company's share repurchase program during the first quarter of 2020. This was partially offset by the issuances of U.S. $500 million 2.050% notes due March 5, 2030 and $300 million 3.050% notes due March 9, 2050 as well as an increase in short-term borrowings in the first quarter of 2020, compared to the issuance of $400 million 3.150% notes due March 13, 2029 in the same period of 2019.

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

As at March 31, 2020, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2019.

Credit ratings as at March 31, 2020(1)

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

Financial Ratios

The Long-term debt to Net income ratio for the twelve months ended March 31, 2020 and March 31, 2019 was 4.2 and 4.4, respectively. This decrease was primarily due to higher Net income, partially offset by higher debt.

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended March 31, 2020 and March 31, 2019 was 2.5 and 2.6, respectively. This decrease was primarily due to an increase in Adjusted EBITDA, partially offset by an increase in Adjusted net debt as at March 31, 2020. The Adjusted net debt to Adjusted EBITDA ratio is a Non-GAAP measure, which is defined and reconciled from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

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

Non-GAAP Performance Measures

The Company uses adjusted earnings results including Adjusted income and Adjusted diluted earnings per share to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These Non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, the FX impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), discrete tax items, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first three months of 2020, there was one significant item included in Net income as follows:

•	a non-cash loss of $215 million ($198 million after deferred tax) due to FX translation of debt and lease liabilities that unfavourably impacted Diluted EPS by $1.44.

In 2019, there were three significant items included in Net income as follows:

•	in the fourth quarter, a deferred tax expense of $24 million as a result of a provision for an uncertain tax item of a prior period that unfavourably impacted Diluted EPS by 17 cents;

•	in the second quarter, a deferred tax recovery of $88 million due to the change in the Alberta provincial corporate income tax rate that favourably impacted Diluted EPS by 63 cents; and

•	during the course of the year, a net non-cash gain of $94 million ($86 million after deferred tax) due to FX translation of debt and lease liabilities as follows:

–	in the fourth quarter, a $37 million gain ($32 million after deferred tax) that favourably impacted Diluted EPS by 22 cents;

–	in the third quarter, a $25 million loss ($22 million after deferred tax) that unfavourably impacted Diluted EPS by 15 cents;

–	in the second quarter, a $37 million gain ($34 million after deferred tax) that favourably impacted Diluted EPS by 24 cents; and

–	in the first quarter, a $45 million gain ($42 million after deferred tax) that favourably impacted Diluted EPS by 30 cents.

In the nine months ended December 31, 2018, there were two significant items included in Net income as follows:

•	in the second quarter, a deferred tax recovery of $21 million due to reductions in the Missouri and Iowa state tax rates that favourably impacted Diluted EPS by 15 cents; and

•	a net non-cash loss of $119 million ($108 million after deferred tax) due to FX translation of debt as follows:

–	in the fourth quarter, a $113 million loss ($103 million after deferred tax) that unfavourably impacted Diluted EPS by 72 cents;

–	in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 23 cents; and

–	in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the three months ended March 31		For the twelve months ended December 31
(in millions)	2020	2019	2019
Net income as reported	$409	$434	$2,440
Less significant items (pre-tax):
Impact of FX translation (loss) gain on debt and lease liabilities	(215)	45	94
Add:
Tax effect of adjustments(1)	(17)	3	8
Income tax rate changes	—	—	(88)
Provision for uncertain tax item	—	—	24
Adjusted income	$607	$392	$2,290

(1)
The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 8.17% for the three months ended March 31, 2020, 6.45% for the three months ended March 31, 2019, and 8.55% for the twelve months ended December 31, 2019, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended March 31		For the twelve months ended December 31
	2020	2019	2019
Diluted earnings per share as reported	$2.98	$3.09	$17.52
Less significant items (pre-tax):
Impact of FX translation (loss) gain on debt and lease liabilities	(1.57)	0.32	0.67
Add:
Tax effect of adjustments(1)	(0.13)	0.02	0.05
Income tax rate changes	—	—	(0.63)
Provision for uncertain tax item	—	—	0.17
Adjusted diluted earnings per share	$4.42	$2.79	$16.44

(1)
The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 8.17% for the three months ended March 31, 2020, 6.45% for the three months ended March 31, 2019, and 8.55% for the twelve months ended December 31, 2019, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted ROIC

Adjusted ROIC is calculated as Adjusted return divided by Adjusted average invested capital. Adjusted return is defined as Net income adjusted for interest expense, tax effected at the Company’s adjusted annualized effective tax rate, and significant items in the Company’s Consolidated Financial Statements, tax effected at the applicable tax rate. Adjusted average invested capital is defined as the sum of total Shareholders' equity, Long-term debt, and Long-term debt maturing within one year, as presented in the Company's Consolidated Financial Statements, each averaged between the beginning and ending balance over a rolling 12-month period, adjusted for the impact of significant items, tax effected at the applicable tax rate, on closing balances as part of this average. Adjusted ROIC excludes significant items reported in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount, and excludes interest expense, net of tax, to incorporate returns on the Company’s overall capitalization. Adjusted ROIC is a performance measure that measures how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. Adjusted ROIC, which is reconciled below from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, is also presented in Financial Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Starting with this Quarterly Report on Form 10-Q, CP aligned the reconciliation sequence for Adjusted ROIC to start with Net income, with no change to the calculated Adjusted return.

Calculation of Return on average shareholders' equity

	For the twelve months ended March 31
(in millions, except for percentages)	2020	2019
Net income as reported	$2,415	$2,037
Average shareholders' equity	$6,884	$6,624
Return on average shareholders' equity	35.1%	30.8%

Reconciliation of Net income to Adjusted return

	For the twelve months ended March 31
(in millions)	2020	2019
Net income as reported	$2,415	$2,037
Add:
Net interest expense	448	452
Tax on interest(1)	(112)	(113)
Significant items:
Impact of FX translation loss on debt and lease liabilities (pre-tax)	166	74
Tax on significant items(2)	(12)	(8)
Income tax recovery from income tax rate changes	(88)	(21)
Provision for uncertain tax item	24	—
Adjusted return	$2,841	$2,421

(1)	Tax was calculated at the adjusted annualized effective tax rate of 24.85% and 24.76% for the twelve months ended March 31, 2020 and 2019, respectively.

(2)
Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 7.61% and 11.34% for the twelve months ended March 31, 2020 and 2019, respectively.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the twelve months ended March 31
(in millions)	2020	2019
Average shareholders' equity	$6,884	$6,624
Average Long-term debt, including long-term debt maturing within one year	9,497	8,640
	$16,381	$15,264
Less:
Income tax recovery from income tax rate changes	44	11
Provision for uncertain tax item	(12)	—
Adjusted average invested capital	$16,349	$15,253

Calculation of Adjusted ROIC

	For the twelve months ended March 31
(in millions, except for percentages)	2020	2019
Adjusted return	$2,841	$2,421
Adjusted average invested capital	$16,349	$15,253
Adjusted ROIC	17.4%	15.9%

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended March 31
(in millions)	2020	2019
Cash provided by operating activities	$489	$413
Cash used in investing activities	(362)	(219)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	31	(1)
Free cash	$158	$193

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

	For the three months ended March 31
(in millions)	Reported 2020	Reported 2019	Variance due to FX	FX Adjusted 2019	FX Adjusted % Change
Freight revenues by line of business
Grain	$418	$380	$1	$381	10
Coal	150	158	—	158	(5)
Potash	112	114	—	114	(2)
Fertilizers and sulphur	70	57	1	58	21
Forest products	78	73	—	73	7
Energy, chemicals and plastics	491	315	1	316	55
Metals, minerals and consumer products	189	173	1	174	9
Automotive	87	76	1	77	13
Intermodal	405	380	1	381	6
Freight revenues	2,000	1,726	6	1,732	15
Non-freight revenues	43	41	—	41	5
Total revenues	$2,043	$1,767	$6	$1,773	15

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions)	Reported 2020	Reported 2019	Variance due to FX	FX Adjusted 2019	FX Adjusted % Change
Compensation and benefits	$398	$406	$1	$407	(2)
Fuel	212	209	2	211	—
Materials	59	57	—	57	4
Equipment rents	36	35	—	35	3
Depreciation and amortization	192	160	1	161	19
Purchased services and other	312	357	2	359	(13)
Total operating expenses	$1,209	$1,224	$6	$1,230	(2)

Adjusted Net Debt to Adjusted EBITDA Ratio

Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio is calculated as Adjusted net debt divided by Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a key credit measure used to assess the Company’s financial capacity. The ratio provides information on the Company’s ability to service its debt and other long-term obligations. The Adjusted net debt to Adjusted EBITDA ratio, which is reconciled below from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, is also presented in Financial Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Long-term Debt to Net Income Ratio

(in millions, except for ratios)	2020	2019
Long-term debt including long-term debt maturing within one year as at March 31	$10,070	$8,923
Net income for the twelve months ended March 31	2,415	2,037
Long-term debt to Net income ratio	4.2	4.4

Reconciliation of Long-term Debt to Adjusted Net Debt

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating lease liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents.

(in millions)	2020	2019
Long-term debt including long-term debt maturing within one year as at March 31	$10,070	$8,923
Add:
Pension plans deficit(1)	300	265
Operating lease liabilities	365	386
Less:
Cash and cash equivalents	247	352
Adjusted net debt as at March 31	$10,488	$9,222

(1)	Pension plans deficit is the total funded status of the Pension plans in deficit only.

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

	For the twelve months ended March 31
(in millions)	2020	2019
Net income as reported	$2,415	$2,037
Add:
Net interest expense	448	452
Income tax expense	752	654
EBIT	3,615	3,143
Less significant items (pre-tax):
Impact of FX translation loss on debt and lease liabilities	(166)	(74)
Adjusted EBIT	3,781	3,217
Add:
Operating lease expense	83	97
Depreciation and amortization	738	686
Less:
Other components of net periodic benefit recovery	369	385
Adjusted EBITDA	$4,233	$3,615

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2020	2019
Adjusted net debt as at March 31	$10,488	$9,222
Adjusted EBITDA for the twelve months ended March 31	4,233	3,615
Adjusted net debt to Adjusted EBITDA ratio	2.5	2.6

Off-Balance Sheet Arrangements

Guarantees

As at March 31, 2020, the Company had residual value guarantees on operating lease commitments of $2 million and a guarantee to uphold an equity investee's credit facility of $21 million. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. As at March 31, 2020, the fair value of these guarantees recognized as a liability was $5 million, reduced from $10 million at December 31, 2019, as a result of liability settlements.

Contractual Commitments

The following table indicates the Company’s obligations and commitments to make future payments for contracts such as debt, leases, and commercial arrangements as at March 31, 2020.

Payments due by period (in millions)	Total	2020	2021 & 2022	2023 & 2024	Thereafter
Contractual commitments
Interest on long-term debt and finance leases	$12,336	$313	$917	$794	$10,312
Long-term debt	10,003	238	905	617	8,243
Finance leases	164	6	124	15	19
Operating leases(1)	414	65	125	99	125
Supplier purchases	2,173	373	874	523	403
Other long-term liabilities(2)	489	41	103	101	244
Total contractual commitments	$25,579	$1,036	$3,048	$2,149	$19,346

(1)	Residual value guarantees on certain leased equipment with a maximum exposure of $2 million are not included in the minimum payments shown above.

(2)
Includes expected cash payments for environmental remediation, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits, and long-term disability benefits include the anticipated payments for years 2020 to 2029. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2019 Annual Report on Form 10-K.

Certain Other Financial Commitments

In addition to the financial commitments mentioned previously in Off-Balance Sheet Arrangements and those mentioned above, the Company is party to certain other financial commitments discussed below.

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

The following table outlines the Company’s commitments to make future payments for letters of credit and capital expenditures as at March 31, 2020:

Payments due by period (in millions)	Total	2020	2021 & 2022	2023 & 2024	Thereafter
Certain other financial commitments
Letters of credit	$85	$85	$—	$—	$—
Capital commitments	737	377	211	73	76
Total certain other financial commitments	$822	$462	$211	$73	$76

Critical Accounting Estimates

To prepare consolidated financial statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2019 Annual Report on Form 10-K. There have not been any material changes to the Company's critical accounting estimates in the first three months of 2020.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit and Finance Committee, which is composed entirely of independent directors.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other relevant securities legislation, including applicable securities laws in Canada. Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure without unreasonable efforts, due to unknown variables and uncertainty related to future results. This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements relating, but not limited to, statements concerning 2020 volume as measured in revenue ton-miles, adjusted diluted EPS, capital program investments, the U.S.-to-Canadian dollar exchange rate and expected impacts resulting from changes therein, annualized effective tax rate and other components of net periodic benefit recovery, the purpose of which is to assist readers in understanding our expected and targeted financial results, and this information may not be appropriate for other purposes.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; the satisfaction by third parties of their obligations to the Company; and the anticipated impacts of COVID-19 on the Company’s businesses, operating results, cash flows and/or financial condition. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies; general North American and global economic, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; changes in commodity prices; uncertainty surrounding timing and volumes of commodities being shipped via CP; inflation; geopolitical instability; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; uncertainties of investigations, proceedings or other types of claims and litigation; labour disputes; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; climate change; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; and the pandemic created by the outbreak of the novel strain of coronavirus (and the disease known as COVID-19) and resulting effects on economic conditions, the demand environment for logistics requirements and energy prices, restrictions imposed by public health authorities or governments, fiscal and monetary policy responses by governments and financial institutions, and disruptions to global supply chains. The foregoing list of factors is not exhaustive. There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2019 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to interest rate risk during the three months ended March 31, 2020 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2019 Annual Report on Form 10-K. Refer to information on foreign exchange risk and share price impact on stock-based compensation discussed below:

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets, and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar positively (or negatively) impacts Total revenues by approximately $30 million (2019 - approximately $30 million), negatively (or positively) impacts Operating expenses by approximately $15 million (2019 - approximately $15 million), and negatively (or positively) impacts Net interest expense by approximately $3 million (2019 - approximately $3 million).

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at March 31, 2020, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other expense (income). For further information on the net investment hedge, please refer to Financial Statements, Note 19 Financial instruments of CP's 2019 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

Based on information available at March 31, 2020, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.4 million to $0.6 million (2019 - approximately $0.4 million to $0.6 million) . This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 13 Stock-based compensation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2020, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 14 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2019 Annual Report on Form 10-K, with the exception of those discussed below.

The COVID-19 pandemic could negatively affect the Company's business and operating results

The future impacts of the global emergence of the novel strain of Coronavirus and the disease it causes (known as "COVID-19") on the Company's business or operating and financial results are unpredictable and cannot be identified with certainty at this time. The widespread health crisis has adversely affected the global economy and resulted in a widespread economic downturn which could adversely impact demand for our services. Such interruptions could include fluctuations to commodity prices, disruptions or restrictions on the ability to transport freight in the ordinary course, temporary closures of facilities and ports, or the facilities and ports of our customers, partners, suppliers or other third-party service providers, and/or changes to export/import restrictions. The pandemic caused by COVID-19 may impact the seasonal trends that typically characterize our revenues and operating income. There is no assurance that the outbreak will not have a material adverse impact on our business or results of operations. Further, our operations could be negatively affected if a significant number of our employees are unable to perform their normal duties because of contracting COVID-19 or based on further direction from governments, public health authorities or regulatory agencies. The extent of the impact, if any, will depend on developments beyond our control, including actions taken by governments, financial institutions, monetary policy authorities, and public health authorities to contain and respond to public health concerns and general economic conditions as a result of the pandemic. The COVID-19 pandemic may also result in substantial market volatility and declines, which could adversely impact future net periodic benefit costs and funding requirements of CP’s pension plans.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, shareholders and other stakeholders. We cannot be certain of potential effects any such alterations or modifications may have on our business or operating and financial results for the fiscal year ending December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP has established a share repurchase program which is further described in Item 1. Financial Statements, Note 11 Shareholders' equity. The following table presents the number of Common Shares repurchased during each month of the first quarter of 2020 and the average price paid by CP for the repurchase of such Common Shares.

2020	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	318,054	$338.59	318,054	4,184,399
February 1 to February 29	472,800	349.70	472,800	3,711,599
March 1 to March 31	665,000	293.73	665,000	3,046,599
Ending Balance	1,455,854	$321.71	1,455,854	N/A

(1)	Includes brokerage fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
4.1
Form of 2.050% Note due 2030 (incorporated by reference to Exhibit 4.1 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020, File No. 001-01342).

4.2
Fourth Supplemental Indenture, dated as of March 5, 2020, by and among Canadian Pacific Railway Company, as issuer, Canadian Pacific Railway Limited, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020, File No. 001-01342).

4.3*
Second Supplemental Indenture, dated as of March 9, 2020, by and among Canadian Pacific Railway Company, as issuer, Canadian Pacific Railway Limited, as guarantor, and Computershare Trust Company of Canada, as trustee.

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

The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first three months ended March 31, 2020 and 2019; (ii) the Interim Consolidated Statements of Comprehensive Income for the first three months ended March 31, 2020 and 2019; (iii) the Interim Consolidated Balance Sheets at March 31, 2020, and December 31, 2019; (iv) the Interim Consolidated Statements of Cash Flows for the first three months ended March 31, 2020 and 2019; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the first three months ended March 31, 2020 and 2019; and (vi) the Notes to Interim Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: April 21, 2020