Form 10-Q
period 2020-06-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2020-07-22
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 21, 2020, there were 135,533,633 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2020	2019	2020	2019
Revenues (Note 3)
Freight	$1,752	$1,931	$3,752	$3,657
Non-freight	40	46	83	87
Total revenues	1,792	1,977	3,835	3,744
Operating expenses
Compensation and benefits	347	383	745	789
Fuel	131	236	343	445
Materials	50	54	109	111
Equipment rents	33	34	69	69
Depreciation and amortization	195	183	387	343
Purchased services and other	266	265	578	622
Total operating expenses	1,022	1,155	2,231	2,379

Operating income	770	822	1,604	1,365
Less:
Other (income) expense (Note 4)	(86)	(40)	125	(87)
Other components of net periodic benefit recovery (Note 13)	(86)	(98)	(171)	(195)
Net interest expense	118	112	232	226
Income before income tax expense	824	848	1,418	1,421
Income tax expense (Note 5)	189	124	374	263
Net income	$635	$724	$1,044	$1,158

Earnings per share (Note 6)
Basic earnings per share	$4.68	$5.19	$7.67	$8.28
Diluted earnings per share	$4.66	$5.17	$7.64	$8.25

Weighted-average number of shares (millions) (Note 6)
Basic	135.6	139.7	136.1	139.9
Diluted	136.1	140.2	136.6	140.4

Dividends declared per share	$0.8300	$0.8300	$1.6600	$1.4800
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2020	2019	2020	2019
Net income	$635	$724	$1,044	$1,158
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	31	15	(34)	31
Change in derivatives designated as cash flow hedges	1	4	3	6
Change in pension and post-retirement defined benefit plans	45	21	90	41
Other comprehensive income before income taxes	77	40	59	78
Income tax (expense) recovery on above items	(47)	(22)	13	(44)
Other comprehensive income (Note 7)	30	18	72	34
Comprehensive income	$665	$742	$1,116	$1,192
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2020	2019
Assets
Current assets
Cash and cash equivalents	$277	$133
Accounts receivable, net (Note 8)	776	805
Materials and supplies	192	182
Other current assets	110	90
	1,355	1,210
Investments (Note 9)	223	341
Properties	20,019	19,156
Goodwill and intangible assets (Note 9)	291	206
Pension asset	1,214	1,003
Other assets	460	451
Total assets	$23,562	$22,367
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,577	$1,693
Long-term debt maturing within one year (Note 10, 11)	91	599
	1,668	2,292
Pension and other benefit liabilities	784	785
Other long-term liabilities	544	562
Long-term debt (Note 10, 11)	9,457	8,158
Deferred income taxes	3,644	3,501
Total liabilities	16,097	15,298
Shareholders’ equity
Share capital	1,990	1,993
Additional paid-in capital	53	48
Accumulated other comprehensive loss (Note 7)	(2,450)	(2,522)
Retained earnings	7,872	7,550
	7,465	7,069
Total liabilities and shareholders’ equity	$23,562	$22,367
See Contingencies (Note 15)
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2020	2019	2020	2019
Operating activities
Net income	$635	$724	$1,044	$1,158
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	195	183	387	343
Deferred income tax expense (recovery) (Note 5)	49	(18)	88	20
Pension recovery and funding (Note 13)	(62)	(89)	(127)	(177)
Foreign exchange (gain) loss on debt and lease liabilities (Note 4)	(86)	(37)	129	(82)
Other operating activities, net	27	18	(45)	63
Change in non-cash working capital balances related to operations	77	(60)	(152)	(191)
Cash provided by operating activities	835	721	1,324	1,134
Investing activities
Additions to properties	(502)	(459)	(857)	(683)
Investment in Central Maine & Québec Railway (Note 9)	19	—	19	—
Proceeds from sale of properties and other assets	5	8	7	14
Other	10	(4)	1	(5)
Cash used in investing activities	(468)	(455)	(830)	(674)
Financing activities
Dividends paid	(112)	(91)	(226)	(182)
Issuance of CP Common Shares	5	10	29	14
Purchase of CP Common Shares (Note 12)	(44)	(257)	(545)	(464)
Issuance of long-term debt, excluding commercial paper (Note 10)	(1)	—	958	397
Repayment of long-term debt, excluding commercial paper	(10)	(480)	(25)	(485)
Net (repayment) issuance of commercial paper (Note 10)	(20)	246	(573)	246
Net (decrease) increase in short-term borrowings (Note 10)	(140)	—	5	—
Other	—	—	11	—
Cash used in financing activities	(322)	(572)	(366)	(474)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(15)	(1)	16	(2)
Cash position
Increase (decrease) in cash and cash equivalents	30	(307)	144	(16)
Cash and cash equivalents at beginning of period	247	352	133	61
Cash and cash equivalents at end of period	$277	$45	$277	$45

Supplemental disclosures of cash flow information:
Income taxes paid	$5	$108	$144	$257
Interest paid	$63	$83	$220	$232
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at April 1, 2020	135.6	$1,985	$51	$(2,480)	$7,399	$6,955
Net income	—	—	—	—	635	635
Other comprehensive income (Note 7)	—	—	—	30	—	30
Dividends declared ($0.8300 per share)	—	—	—	—	(113)	(113)
Effect of stock-based compensation expense	—	—	4	—	—	4
CP Common Shares repurchased (Note 12)	(0.1)	(3)	—	—	(49)	(52)
Shares issued under stock option plan	—	8	(2)	—	—	6
Balance at June 30, 2020	135.5	$1,990	$53	$(2,450)	$7,872	$7,465
Balance at April 1, 2019	139.8	$1,997	$46	$(2,027)	$6,798	$6,814
Net income	—	—	—	—	724	724
Other comprehensive income (Note 7)	—	—	—	18	—	18
Dividends declared ($0.8300 per share)	—	—	—	—	(115)	(115)
Effect of stock-based compensation expense	—	—	3	—	—	3
CP Common Shares repurchased (Note 12)	(0.9)	(14)	—	—	(282)	(296)
Shares issued under stock option plan	0.2	13	(4)	—	—	9
Balance at June 30, 2019	139.1	$1,996	$45	$(2,009)	$7,125	$7,157

	For the six months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2019, as previously reported	137.0	$1,993	$48	$(2,522)	$7,550	$7,069
Impact of accounting change (Note 2)	—	—	—	—	(1)	(1)
Balance at January 1, 2020, as restated	137.0	$1,993	$48	$(2,522)	$7,549	$7,068
Net income	—	—	—	—	1,044	1,044
Other comprehensive income (Note 7)	—	—	—	72	—	72
Dividends declared ($1.6600 per share)	—	—	—	—	(225)	(225)
Effect of stock-based compensation expense	—	—	9	—	—	9
CP Common Shares repurchased (Note 12)	(1.7)	(24)	—	—	(496)	(520)
Shares issued under stock option plan	0.2	21	(4)	—	—	17
Balance at June 30, 2020	135.5	$1,990	$53	$(2,450)	$7,872	$7,465
Balance at January 1, 2019	140.5	$2,002	$42	$(2,043)	$6,630	$6,631
Net income	—	—	—	—	1,158	1,158
Other comprehensive income (Note 7)	—	—	—	34	—	34
Dividends declared ($1.4800 per share)	—	—	—	—	(206)	(206)
Effect of stock-based compensation expense	—	—	8	—	—	8
CP Common Shares repurchased (Note 12)	(1.6)	(24)	—	—	(457)	(481)
Shares issued under stock option plan	0.2	18	(5)	—	—	13
Balance at June 30, 2019	139.1	$1,996	$45	$(2,009)	$7,125	$7,157
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

Simplification of Financial Disclosures about Guarantors

During the second quarter of 2020, the Company early adopted the Securities and Exchange Commission amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as specified in Rule 3-10 of Regulation S-X. The amendments simplify disclosure requirements by replacing condensed consolidating financial information (“CCFI”) with summarized financial information and expanded qualitative non-financial disclosures about the guarantees, issuers, and guarantors. This disclosure can be found in the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2020	2019	2020	2019
Freight
Grain	$446	$422	$864	$802
Coal	131	173	281	331
Potash	146	136	258	250
Fertilizers and sulphur	77	63	147	120
Forest products	81	78	159	151
Energy, chemicals and plastics	341	346	832	661
Metals, minerals and consumer products	133	205	322	378
Automotive	34	104	121	180
Intermodal	363	404	768	784
Total freight revenues	1,752	1,931	3,752	3,657
Non-freight excluding leasing revenues	25	30	54	57
Revenues from contracts with customers	1,777	1,961	3,806	3,714
Leasing revenues	15	16	29	30
Total revenues	$1,792	$1,977	$3,835	$3,744

Contract liabilities

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue, and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Interim Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2020	2019	2020	2019
Opening balance	$112	$73	$146	$2
Revenue recognized that was included in the contract liability balance at the beginning of the period	(37)	(3)	(73)	(2)
Increase due to consideration received, net of revenue recognized during the period	4	4	6	74
Closing balance	$79	$74	$79	$74

4    Other (income) expense

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2020	2019	2020	2019
Foreign exchange (gain) loss on debt and lease liabilities	$(86)	$(37)	$129	$(82)
Other foreign exchange losses (gains)	1	(4)	(4)	(6)
Other	(1)	1	—	1
Other (income) expense	$(86)	$(40)	$125	$(87)

5    Income taxes

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2020	2019	2020	2019
Current income tax expense	$140	$142	$286	$243
Deferred income tax expense (recovery)	49	(18)	88	20
Income tax expense	$189	$124	$374	$263

The effective tax rates for the three and six months ended June 30, 2020 were 22.98% and 26.38%, respectively, compared to 14.63% and 18.50%, respectively for the same periods of 2019.

For the three months ended June 30, 2020, the effective tax rate was 25.00%, excluding the discrete item of the foreign exchange ("FX") gain of $86 million on debt and lease liabilities.

For the three months ended June 30, 2019, the effective tax rate was 25.75%, excluding the discrete items of the FX gain of $37 million on debt and lease liabilities and an $88 million deferred income tax recovery from the revaluation of deferred income tax balances as at January 1, 2019 on the enactment of Alberta provincial corporate income tax rate decrease.

For the six months ended June 30, 2020, the effective tax rate was 25.00%, excluding the discrete item of the FX loss of $129 million on debt and lease liabilities.

For the six months ended June 30, 2019, the effective tax rate was 25.75%, excluding the discrete items of the FX gain of $82 million on debt and lease liabilities and the aforementioned deferred tax recovery of $88 million on the Alberta provincial corporate income tax rate decrease.

6    Earnings per share

Basic earnings per share has been calculated using Net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in the earnings per share calculations are reconciled as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions)	2020	2019	2020	2019
Weighted-average basic shares outstanding	135.6	139.7	136.1	139.9
Dilutive effect of stock options	0.5	0.5	0.5	0.5
Weighted-average diluted shares outstanding	136.1	140.2	136.6	140.4

For the three and six months ended June 30, 2020, there were 0.2 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2019 - nil and 0.1 million, respectively).

7    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, April 1, 2020	$119	$(52)	$(2,547)	$(2,480)
Other comprehensive loss before reclassifications	(3)	(2)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	—	2	33	35
Net other comprehensive (loss) income	(3)	—	33	30
Closing balance, June 30, 2020	$116	$(52)	$(2,514)	$(2,450)
Opening balance, April 1, 2019	$113	$(61)	$(2,079)	$(2,027)
Other comprehensive (loss) income before reclassifications	(1)	1	—	—
Amounts reclassified from accumulated other comprehensive loss	—	2	16	18
Net other comprehensive (loss) income	(1)	3	16	18
Closing balance, June 30, 2019	$112	$(58)	$(2,063)	$(2,009)

(1)	Amounts are presented net of tax.

	For the six months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2020	$112	$(54)	$(2,580)	$(2,522)
Other comprehensive income (loss) before reclassifications	4	(2)	—	2
Amounts reclassified from accumulated other comprehensive loss	—	4	66	70
Net other comprehensive income	4	2	66	72
Closing balance, June 30, 2020	$116	$(52)	$(2,514)	$(2,450)
Opening balance, January 1, 2019	$113	$(62)	$(2,094)	$(2,043)
Other comprehensive loss before reclassifications	(1)	—	(1)	(2)
Amounts reclassified from accumulated other comprehensive loss	—	4	32	36
Net other comprehensive (loss) income	(1)	4	31	34
Closing balance, June 30, 2019	$112	$(58)	$(2,063)	$(2,009)

(1)	Amounts are presented net of tax.
Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2020	2019	2020	2019
Amortization of prior service costs(1)	$—	$1	$—	$1
Recognition of net actuarial loss(1)	45	20	90	41
Total before income tax	45	21	90	42
Income tax recovery	(12)	(5)	(24)	(10)
Total net of income tax	$33	$16	$66	$32

(1)	Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

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

	For the three months ended June 30, 2020			For the six months ended June 30, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance(1)	$(27)	$(14)	$(41)	$(27)	$(16)	$(43)
Current period credit loss provision, net	1	—	1	1	2	3
Allowance for credit losses, closing balance	$(26)	$(14)	$(40)	$(26)	$(14)	$(40)

(1)	Opening balance at January 1, 2020 was restated as described in Note 2.

	As at June 30, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total
Total accounts receivable	$633	$183	$816
Allowance for credit losses	(26)	(14)	(40)
Total accounts receivable, net	$607	$169	$776

Receivables are considered to be in default and are written off against the allowance for credit losses when it is probable that all remaining contractual payments due will not be collected in accordance with the terms of the customer contracts. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

9    Business combination

On December 30, 2019, CP purchased 100% of Central Maine & Québec Railway Canada Inc. ("CMQ Canada") and Central Maine & Québec Railway U.S. ("CMQ U.S.") (together "CMQ").

The acquisition of CMQ Canada did not require regulatory approval and was accounted for as a business combination under the acquisition method of accounting on December 30, 2019.

The acquisition of CMQ U.S. was subject to approval from the United States Surface Transportation Board ("STB"). From the December 30, 2019 date of purchase, all purchased shares of CMQ U.S. were held in an independent voting trust (the "Trust") pending the STB's approval of CP's application for control of CMQ U.S. Approval was granted with an effective date of June 3, 2020. Between December 30, 2019 and June 3, 2020, CP accounted for its acquisition of CMQ U.S. as an equity method investment. During this time, CP paid additional consideration for CMQ of $3 million, representing changes from the finalization of previously estimated closing date working capital.

On June 3, 2020 the Trust was dissolved and CP assumed control of CMQ U.S. At this time, CP accounted for its acquisition in CMQ U.S. as a business combination using the acquisition method of accounting. Accordingly, the acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as at June 3, 2020 and results from operations and cash flows were consolidated prospectively. There was no material change in the acquisition-date fair value of the equity interest held by the Company in CMQ U.S. immediately before the acquisition date. Fair values were determined primarily through the use of an income approach.

The purchase price allocation was prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax bases of the net assets acquired. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

The following summarizes the estimated fair values of the acquired assets and liabilities of CMQ U.S. at June 3, 2020:

(in millions of Canadian dollars)	June 3, 2020
Fair value of net assets acquired:
Cash and cash equivalents	$22
Accounts receivable, net	2
Properties	54
Intangible assets	27
Accounts payable and accrued liabilities	(13)
Other long-term liabilities	(5)
Total identifiable assets and liabilities	$87
Goodwill	51
$138
Consideration:
Fair value of previously held equity method investment	$138

Goodwill of $51 million relates primarily to expected operating business synergies between the Company and CMQ U.S. The factors that contribute to the goodwill are revenue growth from customers which are currently not served by CP, access to new routes, and an assembled workforce. Goodwill recognized is not deductible for tax purposes.

Intangible assets of $27 million reflect customer lists acquired in the purchase of CMQ U.S., and have amortization periods of 20 years.

Acquired cash and cash equivalents of $22 million is presented as a reduction of cash used in investing activities in the Company's Interim Consolidated Statement of Cash Flows for the three and six months ended June 30, 2020, and is presented net of finalized closing working capital adjustments for CMQ of $3 million as described above.

CP has not provided pro forma information relating to the pre-acquisition period as it is not material.

10    Debt

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

Credit facility

The Company's revolving credit facility consists of a U.S. $1.0 billion tranche maturing September 27, 2024 and a U.S. $300 million tranche maturing September 27, 2021. During the three months ended March 31, 2020, the Company drew U.S. $100 million from the U.S. $300 million tranche of its revolving credit facility. During the three months ended June 30, 2020, the Company repaid this amount in full. As at June 30, 2020, the revolving credit facility was undrawn (December 31, 2019 - undrawn). The Company presents draws and repayments on its revolving credit facility in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $1.3 billion revolving credit facility. As at June 30, 2020, the Company had no commercial paper borrowings outstanding (December 31, 2019 - U.S. $397 million). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying values of financial instruments equal or approximate their fair values with the exception of long-term debt as at:

(in millions of Canadian dollars)	June 30, 2020	December 31, 2019
Long-term debt (including current maturities):
Fair value	$12,115	$10,149
Carrying value	9,548	8,757

All long-term debt is classified as Level 2. The estimated fair value of current and long-term borrowings has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end.

B. Financial risk management

The effect of the Company's net investment hedge for the three and six months ended June 30, 2020 was an unrealized FX gain of $264 million and an unrealized FX loss of $291 million, respectively (three and six months ended June 30, 2019 - unrealized FX gains of $120 million and $240 million, respectively) recognized in “Other comprehensive income”.

12    Shareholders' equity

On December 17, 2019, the Company announced a normal course issuer bid ("NCIB"), commencing December 20, 2019, to purchase up to 4.80 million Common Shares in the open market for cancellation on or before December 19, 2020. As at June 30, 2020, the Company had purchased 1.90 million Common Shares for $620 million under this NCIB.

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

The following table provides activities under the share repurchase programs:

	For the three months ended June 30		For the six months ended June 30
	2020	2019	2020	2019
Number of Common Shares repurchased(1)	150,860	956,243	1,606,714	1,663,921
Weighted-average price per share(2)	$341.27	$308.84	$323.54	$288.80
Amount of repurchase (in millions of Canadian dollars)(2)	$52	$296	$520	$481

(1)	Includes shares repurchased but not yet cancelled at end of period.

(2)	Includes brokerage fees.

13    Pension and other benefits

In the three months ended June 30, 2020, the Company made contributions of $6 million (three months ended June 30, 2019 - $12 million) to its defined benefit pension plans. In the six months ended June 30, 2020, the Company made contributions of $15 million (six months ended June 30, 2019 - $23 million) to its defined benefit pension plans.

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2020	2019	2020	2019
Current service cost (benefits earned by employees)	$35	$27	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	101	113	4	5
Expected return on fund assets	(236)	(237)	—	—
Recognized net actuarial loss	44	20	1	—
Amortization of prior service costs	—	—	—	1
Total other components of net periodic benefit (recovery) cost	(91)	(104)	5	6
Net periodic benefit (recovery) cost	$(56)	$(77)	$8	$9

	For the six months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2020	2019	2020	2019
Current service cost (benefits earned by employees)	$70	$54	$6	$6
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	203	225	9	10
Expected return on fund assets	(473)	(474)	—	—
Recognized net actuarial loss	88	41	2	2
Amortization of prior service costs	—	—	—	1
Total other components of net periodic benefit (recovery) cost	(182)	(208)	11	13
Net periodic benefit (recovery) cost	$(112)	$(154)	$17	$19

14    Stock-based compensation

At June 30, 2020, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2020 of $43 million and $54 million, respectively (three and six months ended June 30, 2019 - an expense of $39 million and $73 million, respectively).

Stock option plan

In the six months ended June 30, 2020, under CP’s stock option plans, the Company issued 215,943 options at the weighted-average price of $350.65 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $15 million. The weighted-average fair value assumptions were approximately:

For the six months ended June 30, 2020
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	1.29%
Expected stock price volatility(3)	23.11%
Expected annual dividends per share(4)	$3.3200
Expected forfeiture rate(5)	4.40%
Weighted-average grant date fair value per option granted during the period	$68.86

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

(4)
Determined by the current annual dividend at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option. On July 21, 2020, the Company announced an increase in its quarterly dividend to $0.9500 per share, representing $3.8000 on an annual basis.

(5)	The Company estimates forfeitures based on past experience. This rate is monitored on a periodic basis.

Performance share unit plans

During the six months ended June 30, 2020, the Company issued 97,710 Performance Share Units ("PSUs") with a grant date fair value of approximately $34 million and 10,029 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including value of expected future matching units, of approximately $4 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement using a lattice-based valuation model. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in the six months ended June 30, 2020 is January 1, 2020 to December 31, 2022 and the performance factors are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

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

Deferred share unit plan

During the six months ended June 30, 2020, the Company granted 15,430 DSUs with a grant date fair value of approximately $5 million. DSUs vest over various periods of up to 48 months and are only redeemable for a specified period after employment is terminated. During the six months ended June 30, 2020, payouts totaling $7 million were made in respect of 21,762 vested DSUs, including dividends reinvested. The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

15    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2020 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position or results of operations.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. These consolidated claims are currently scheduled for a joint liability trial commencing September 15, 2021, followed by a damages trial, if necessary.

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

(7)
The class and mass tort action commenced against CP in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against CP in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and improperly packaged the petroleum crude oil. On CP’s motion, the Maine Actions were dismissed. The plaintiffs are appealing the dismissal decision, which may be heard in September 2020.

(8)
The trustee for the wrongful death trust commenced Carmack Amendment claims against CP in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). This action is scheduled for trial on October 20, 2020.

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

The expense included in “Purchased services and other” for the three and six months ended June 30, 2020 was $3 million and $4 million, respectively (three and six months ended June 30, 2019 - $1 million and $2 million, respectively). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at June 30, 2020 was $82 million (December 31, 2019 - $77 million). Payments are expected to be made over 10 years through 2029.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and six months ended June 30, 2020 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2019 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Second Quarter of 2020 Results

•
Financial performance - In the second quarter of 2020, CP reported Diluted earnings per share ("EPS") of $4.66, a decrease of 10% as compared to the same period of 2019 and Net income of $635 million in the second quarter of 2020, a decrease of 12% as compared to the same period of 2019. These decreases were primarily due to lower Operating income in the second quarter of 2020 and an income tax recovery associated with a change in tax rate in 2019, partially offset by higher foreign exchange ("FX") translation gains on debt and lease liabilities in 2020.

Adjusted diluted EPS was $4.07 in the second quarter of 2020, a decrease of 5% compared to the same period of 2019. Adjusted income was $553 million in the second quarter of 2020, a decrease of 8% compared to the same period of 2019. These decreases were primarily due to lower Operating income in the second quarter of 2020.

Adjusted diluted EPS and Adjusted income are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CP reported an Operating ratio of 57.0% in the second quarter of 2020, a 140 basis point improvement as compared to the same period of 2019. This improvement was primarily due to favourable changes in fuel prices, revenue from liquidated damages, including customer volume commitments, higher freight rates, and efficiencies generated from improved operating performance, partially offset by lower volumes.

•
Total revenues - Total revenues decreased by 9% in the second quarter of 2020 to $1,792 million from $1,977 million in the same period of 2019. This decrease was primarily due to lower volumes as measured by revenue ton-miles ("RTMs") primarily due to the impacts of the novel strain of Coronavirus (“COVID-19”), partially offset by the favourable effect of liquidated damages, including customer volume commitments, and higher freight rates.

•
Operating performance - CP's average train weight increased by 7% to 9,984 tons and average train length increased by 8% to 8,089 feet, compared to the same period in 2019. These increases were a result of improvements in operating plan efficiency and continued improvements in operational efficiency for Grain trains, partially offset by lower volumes of heavier commodities such as Canadian coal, in each case compared to the same period in 2019. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•
On July 21, 2020, CP declared a quarterly dividend of $0.95 per share on the outstanding Common Shares, an increase from $0.83 per share from the prior quarter. The dividend is payable on October 26, 2020 to holders of record at the close of business on September 25, 2020.

•
In the second quarter of 2020, the effects of COVID-19 on consumer demand resulted in lower volumes in the following lines of business: Energy, chemicals and plastics, Metals, minerals and consumer products, Intermodal, and Automotive. The future impacts of the COVID-19 pandemic on CP’s business continue to be uncertain, however the Company has put forward our current estimate of the impact on our business in our revised 2020 outlook discussed below. CP continues to adapt its resources in real time and deliver for our customers and the North American economy.

As COVID-19 continued to spread throughout Canada and the United States during the three months ended June 30, 2020, CP conducted business as usual, to the greatest extent possible in the circumstances, while continuing to apply principles of precision scheduled railroading to respond to changes in demand. The Company is continuing to take a variety of measures to ensure the availability of its transportation services throughout our network, promote the safety and security of our employees , and support the communities in which we operate. CP is also supporting employees by working with labour unions to shorten recall times, to be prepared for demand increases. Certain modifications the Company has made in response to the COVID-19 pandemic include but are not limited to: implementing a period of working at home for all non-essential support staff; restricting employee business travel; implementing post-travel employee screening; strengthening clean workplace practices; reinforcing socially responsible sick leave recommendations; limiting visitor and third-party access to Company facilities; launching internal COVID-19 resources for employees; creating a pandemic response team comprised of employees and members of senior management; encouraging telephonic and video conference-based meetings along with other hygiene and social distancing practices recommended by health authorities including Health Canada, the U.S. Centers for Disease Control and Prevention, and the World Health Organization; and supplementing employment insurance payments and maintaining health benefit coverage of employees through the pandemic. CP is responding to this crisis through measures designed to protect our workforce and prevent disruptions to the central role the Company's operations provide to the North American economy. CP's service is deemed essential as part of the transportation industry. We remain well positioned to adjust to market conditions to assist our customers as they work to manage their supply chain and inventories.

Since health authorities in some North American jurisdictions have begun slowly easing restrictions, the Company began a phased reintegration back into the workplace of non-essential office employees who had been working remotely. The Company implemented preventative measures that serve to minimize the risk of exposure to COVID-19. The measures include slowly progressing the number of employees returning to the office, modifying our workspace to implement physical distancing measures, and continuously reevaluating our efforts with safety as a top priority.

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

•	In the second quarter of 2020, CP completed its previously announced acquisition of Central Maine and Québec Railway
U.S. Inc. ("CMQ U.S."). Together with the earlier completion of the previously announced acquisition of Central Maine & Québec Railway Canada Inc. ("CMQ Canada"), the acquisition of CMQ U.S. completes CP's purchase of the entire CMQ network originally announced on November 20, 2019. CMQ U.S. and CMQ Canada will continue to operate in the U.S. and in Canada respectively as subsidiaries of CP. This allows CP to integrate CMQ U.S.'s 244.2 route-miles of rail line in Maine and Vermont into CP's network. The transaction also includes 57.3 route-miles leased from the Maine Department of Transportation. CMQ U.S.'s network links CP directly to the Atlantic Ocean port of Searsport, Maine, and to Port Saint John in New Brunswick through connections with Eastern Maine Railway and New Brunswick Southern Railway. With the CMQ acquisition, CP is now a 13,000-mile rail network connecting the Atlantic coast to the Pacific coast across six Canadian provinces and 11 U.S. states.

Prior Developments

•
For the first quarter of 2020, the global emergence of the novel strain of COVID-19 had no material impact to CP’s business, financial condition, or results of operations. However, given the uncertainty of the future impacts of the COVID-19 pandemic on CP’s business and the broader macroeconomic environment, the Company updated its 2020 outlook based on the estimate of the impact on its business.

•	The Company’s annual meeting of shareholders, held on April 21, 2020, was conducted via a virtual-only format by live webcast online for the first time. All 11 director nominees were elected.

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

2020 Outlook

Based on the strength of the Company’s performance to date, on July 22, 2020, CP updated the outlook for 2020 that CP had previously updated on April 21, 2020. The Company now expects to deliver Adjusted diluted EPS growth year over year based on Adjusted diluted EPS of $16.44 in 2019. CP continues to expect volume, as measured in RTMs, to be down mid-single digits and capital expenditures of $1.6 billion as the Company takes advantage of available track time to better position the network for recovery and support long-term shareholder returns. CP's revised earnings guidance assumes an FX rate of approximately $1.35 USD/CAD as compared to $1.40 USD/CAD previously, other components of net periodic benefit recovery to decrease by approximately $40 million as compared to 2019 and an effective tax rate of approximately 24.8 percent as a result of the accelerated reduction of the Alberta corporate tax rate as compared to 25.0 percent previously. Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2020	2019(1)	% Change	2020	2019(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	63,077	72,717	(13)	134,410	137,571	(2)
Train miles (thousands)	6,865	8,373	(18)	15,238	16,196	(6)
Average train weight - excluding local traffic (tons)	9,984	9,295	7	9,544	9,088	5
Average train length - excluding local traffic (feet)	8,089	7,523	8	7,713	7,350	5
Average terminal dwell (hours)	6.5	6.4	2	6.4	7.1	(10)
Average train speed (miles per hour, or "mph")	22.4	22.4	—	22.0	21.8	1
Locomotive productivity (GTMs / operating horsepower)	212	207	2	206	196	5
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.921	0.934	(1)	0.947	0.972	(3)
Total Employees and Workforce
Total employees (average)	12,001	13,274	(10)	12,244	13,059	(6)
Total employees (end of period)	11,988	13,330	(10)	11,988	13,330	(10)
Workforce (end of period)	12,033	13,365	(10)	12,033	13,365	(10)
Safety Indicators(1)
FRA personal injuries per 200,000 employee-hours	1.12	1.00	12	1.14	1.46	(22)
FRA train accidents per million train-miles	1.06	0.87	22	1.02	1.23	(17)

(1)
FRA personal injuries per 200,000 employee-hours for the six months ended June 30, 2019 was previously reported as 1.47, restated to 1.46 for the current report. FRA train accidents per million train-miles for the three and six months ended June 30, 2019 were previously reported as 0.77 and 1.18, restated to 0.87 and 1.23, respectively for the current report. These adjustments reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

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

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

•
A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs decreased by 13% in the second quarter of 2020 compared to the same period of 2019. This decrease was mainly attributable to lower volumes of crude, Coal, frac sand, and Intermodal. This decrease was partially offset by higher volumes of Canadian grain, Fertilizers and sulphur, and Potash.

•
Train miles are defined as the sum of the distance moved by all trains operated on the network. Changes in train miles indicate the combined effect of changes in workload (GTMs) and train weight efficiency. Train miles decreased by 18% in the second quarter of 2020 compared to the same period of 2019. This decrease reflects the impact of a 13% decrease in workload (GTMs) as well as a 7% increase in average train weights.

•
Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight increased by 7% in the second quarter of 2020 compared to the same period of 2019. This increase was a result of improvements in operating plan efficiency and continued improvements in operational efficiency for Grain trains driven by the 8,500-foot High Efficiency Product ("HEP") train model, partially offset by lower volumes of heavier commodities such as Canadian coal.

•
Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train length indicates improved asset utilization. Average train length increased by 8% in the second quarter of 2020 compared to the same period of 2019. This increase was a result of improvements in operating plan efficiency and continued improvements in operational efficiency for Grain trains driven by the 8,500-foot HEP train model, partially offset by lower volumes of commodities such as Canadian coal, which move in longer trains.

•
Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell increased by 2% in the second quarter of 2020 compared to the same period of 2019. This increase was a result of aligning the operating plan to demand in order to maintain efficiencies in network fluidity.

•
Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed was flat in the second quarter of 2020 compared to the same period of 2019.

•
Locomotive productivity is defined as the daily average GTMs divided by daily average operating horsepower. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. An increase in locomotive productivity indicates more efficient locomotive utilization and may also be the result of moving heavier commodities. Locomotive productivity increased by 2% in the second quarter of 2020 compared to the same period of 2019. This increase was due to improvements in operating plan efficiency.

•
Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency improved by 1% in the second quarter of 2020 compared to the same period of 2019. This increase in efficiency was due to improved train productivity.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

•
GTMs decreased by 2% for the first six months of 2020 compared to the same period of 2019. This decrease was primarily due to decreased volumes of Canadian coal, frac sand, and U.S. grain. This decrease was partially offset by increased volumes of Canadian grain, and Fertilizers and sulphur.

•
Train miles decreased by 6% for the first six months of 2020 compared to the same period of 2019. This decrease reflected the impact of a 2% decrease in workload (GTMs), as well as a 5% increase in average train weights.

•
Average train weight increased by 5% for the first six months of 2020 compared to the same period of 2019. This increase was a result of improvements in operating plan efficiency, continued improvements in operational efficiency for Grain trains driven by the 8,500-foot HEP train model, and improved winter operating conditions in the first quarter of 2020. This increase is partially offset by lower volumes of heavier commodities such as Canadian coal.

•
Average train length increased by 5% for the first six months of 2020 from the same period of 2019. This increase was primarily due to improvements in operating plan efficiency and continued improvements in operational efficiency for Grain trains driven by the 8,500-foot HEP train model, partially offset by lower volumes of commodities such as Canadian coal, which move in longer trains.

•
Average terminal dwell decreased by 10% in the first six months of 2020 compared to the same period of 2019. This favourable decrease was due to improved network fluidity as a result of a continued focus on velocity and terminal efficiency in the first quarter of 2020, partially offset by the alignment of the operating plan to demand in order to maintain efficiencies in network fluidity in the second quarter of 2020.

•
Average train speed increased by 1% in the first six months of 2020 compared to the same period of 2019. This increase in speed was due to improved winter operating conditions in the first quarter of 2020.

•	Locomotive productivity increased by 5% in the first six months of 2020 compared to the same period of 2019. This increase was driven by improvements in operating plan efficiency.

•
Fuel efficiency improved by 3% in the first six months of 2020 compared to the same period of 2019. This increase in efficiency was primarily due to improved winter operating conditions in the first quarter of 2020 and increased train productivity.

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

The average number of total employees decreased by 10% and 6% for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019. The total number of employees as at June 30, 2020 was 11,988, a decrease of 1,342, or 10%, compared to 13,330 as at June 30, 2019. The total workforce as at June 30, 2020 was 12,033, a decrease of 1,332, or 10%, compared to 13,365 as at June 30, 2019. The decrease in total employees and workforce is due to more efficient resource planning, including furloughs associated with the economic downturn caused by COVID-19, partially offset by the addition of employees from the acquisition of CMQ.

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

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.12 in the second quarter of 2020, an increase from 1.00 in the same period of 2019. For the first six months of 2020, the FRA personal injury rate per 200,000 employee-hours for CP was 1.14, a decrease from 1.46 in the same period of 2019.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train-miles was 1.06 in the second quarter of 2020, an increase from 0.87 in the same period of 2019. For the first six months of 2020, the FRA train accidents per million train-miles was 1.02, a decrease from 1.23 in the same period of 2019.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and six months ended, June 30, 2020 and the comparative figures in 2019. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2020	2019	2020	2019
Financial Performance and Liquidity
Total revenues	$1,792	$1,977	$3,835	$3,744
Operating income	770	822	1,604	1,365
Net income	635	724	1,044	1,158
Adjusted income(1)	553	602	1,160	994
Basic EPS	4.68	5.19	7.67	8.28
Diluted EPS	4.66	5.17	7.64	8.25
Adjusted diluted EPS(1)	4.07	4.30	8.49	7.08
Dividends declared per share	0.8300	0.8300	1.6600	1.4800
Cash provided by operating activities	835	721	1,324	1,134
Cash used in investing activities	(468)	(455)	(830)	(674)
Cash used in financing activities	(322)	(572)	(366)	(474)
Free cash(1)	333	265	491	458
Financial Position	As at June 30, 2020		As at December 31, 2019
Total assets	$23,562		$22,367
Total long-term debt, including current portion	9,548		8,757
Total shareholders’ equity	7,465		7,069
	For the three months ended June 30		For the six months ended June 30
Financial Ratios	2020	2019	2020	2019
Operating ratio(2)	57.0%	58.4%	58.2%	63.5%
	For the twelve months ended June 30
	2020		2019
Return on average shareholders' equity(3)	31.8%		33.9%
Adjusted return on invested capital ("Adjusted ROIC")(1)	17.1%		16.8%
Long-term debt to Net income ratio(4)	4.1		3.7
Adjusted net debt to adjusted EBITDA ratio(1)	2.4		2.4

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

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Income

Operating income was $770 million in the second quarter of 2020, a decrease of $52 million, or 6%, from $822 million in the same period of 2019. This decrease was primarily due to lower volumes as measured by RTMs due to the impacts of COVID-19.

This decrease was partially offset by:

•	liquidated damages, including customer volume commitments, and higher freight rates;

•	the favourable impact of $24 million from changes in fuel prices; and

•	the efficiencies generated from improved operating performance and asset utilization.

Net income was $635 million in the second quarter of 2020, a decrease of $89 million, or 12%, from $724 million in the same period of 2019. This decrease was primarily due to lower Operating income in 2020 and an income tax recovery associated with a change in tax rate in 2019, partially offset by higher FX translation gains on U.S. dollar-denominated debt and lease liabilities compared to the same period of 2019.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $553 million in the second quarter of 2020, a decrease of $49 million, or 8%, from $602 million in the same period of 2019. This decrease was primarily due to lower Operating income.

Diluted Earnings per Share

Diluted EPS was $4.66 in the second quarter of 2020, a decrease of $0.51, or 10%, from $5.17 in the same period of 2019. This decrease was due to lower Net income, partially offset by a lower average number of outstanding shares due to the Company’s share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $4.07 in the second quarter of 2020, a decrease of $0.23, or 5%, from $4.30 in the same period of 2019. This decrease was primarily due to lower Adjusted income, partially offset by a lower average number of outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 57.0% in the second quarter of 2020, a 140 basis point improvement from 58.4% in the same period of 2019. This improvement was primarily due to:

•	the favourable impact of changes in fuel prices;

•	liquidated damages, including customer volume commitments, and higher freight rates; and

•	the efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by lower volumes as measured by RTMs and lower gains on land sales.

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

Return on average shareholders' equity was 31.8% for the twelve months ended June 30, 2020, a 210 basis point decrease compared to 33.9% for the twelve months ended June 30, 2019. This decrease was due to higher average shareholders' equity due to accumulated Net income, partially offset by the impact of the Company's share repurchase program.

Adjusted ROIC was 17.1% for the twelve months ended June 30, 2020, a 30 basis point increase compared to 16.8% for the twelve months ended June 30, 2019, primarily due to higher Operating income. This increase was partially offset by the increase in adjusted average invested capital primarily due to higher Adjusted income, partially offset by the impact of the Company's share repurchase program. Adjusted ROIC is a Non-GAAP measure, which is defined and reconciled from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Income

Operating income was $1,604 million in the first six months of 2020, an increase of $239 million, or 18%, from $1,365 million in the same period of 2019. This increase was primarily due to:

•	liquidated damages, including customer volume commitments, and higher freight rates;

•	the efficiencies generated from improved operating performance and asset utilization;

•	the favourable impact of changes in fuel prices; and

•	the impact of harsher winter operating conditions in 2019.

This increase was partially offset by higher depreciation and amortization of $42 million (excluding FX) and cost inflation.

Net income was $1,044 million in the first six months of 2020, a decrease of $114 million, or 10%, from $1,158 million in the same period of 2019. This decrease was primarily due to an FX translation loss on U.S. dollar-denominated debt and lease liabilities of $129 million, compared to an FX translation gain of $82 million in the same period of 2019, an income tax recovery of $88 million associated with a change in tax rate in 2019, partially offset by higher Operating income.

Adjusted income was $1,160 million in the first six months of 2020, an increase of $166 million, or 17%, from $994 million in the same period of 2019. This increase was primarily due to higher Operating income, partially offset by higher taxes due to higher taxable income.

Diluted Earnings per Share

Diluted EPS was $7.64 in the first six months of 2020, a decrease of $0.61, or 7%, from $8.25 in the same period of 2019. This decrease was due to lower Net income, partially offset by a lower average number of outstanding shares due to the Company’s share repurchase program.

Adjusted diluted EPS was $8.49 in the first six months of 2020, an increase of $1.41, or 20%, from $7.08 in the same period of 2019. This increase was primarily due to higher Adjusted income and a lower average number of outstanding shares due to the Company’s share repurchase program.

Operating Ratio

The Company’s Operating ratio was 58.2% in the first six months of 2020, a 530 basis point improvement from 63.5% in the same period of 2019. This improvement was primarily due to:

•	liquidated damages, including customer volume commitments, and higher freight rates;

•	the favourable impact of changes in fuel prices;

•	the efficiencies generated from improved operating performance and asset utilization; and

•	the impact of harsh winter operating conditions in 2019.

This improvement was partially offset by higher depreciation and amortization and cost inflation.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. In the second quarter of 2020, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $35 million, an increase in total operating expenses of $19 million, and an increase in interest expense of $4 million from the same period of 2019. In the first six months of 2020, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $41 million, an increase in total operating expenses of $25 million, and an increase in interest expense of $5 million from the same period of 2019.

On July 17, 2020, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = 1.36 Canadian dollar.

The following tables set forth, for the periods indicated, the average exchange rate between the Canadian dollar and the U.S. dollar expressed in the Canadian dollar equivalent of one U.S. dollar, the period end exchange rates, and the high and low exchange rates for the periods indicated. Averages for year-end periods are calculated by using the exchange rates on the last day of each full month during the relevant period. These rates are based on the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York set forth in the H.10 statistical release of the Federal Reserve Board.

Average exchange rates (Canadian/U.S. dollar)	2020	2019
For the three months ended - June 30	$1.39	$1.34
For the six months ended - June 30	$1.37	$1.33

Ending exchange rates (Canadian/U.S. dollar)	2020	2019
Beginning of year - January 1	$1.30	$1.36
Beginning of quarter - April 1	$1.41	$1.33
End of quarter - June 30	$1.36	$1.31

	For the three months ended June 30		For the six months ended June 30
High/Low exchange rates (Canadian/U.S. dollar)	2020	2019	2020	2019
High	$1.42	$1.35	$1.45	$1.36
Low	$1.34	$1.31	$1.30	$1.31

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three and six months ended June 30, 2020 and the comparative periods of 2019.

Average Fuel Price (U.S. dollars per U.S. gallon)	2020	2019
For the three months ended - June 30	$1.63	$2.61
For the six months ended - June 30	$1.98	$2.51

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the second quarter of 2020, the favourable impact of fuel prices on Operating income was $24 million. Lower fuel prices resulted in a decrease in Total operating expenses of $81 million. Lower fuel prices, partially offset by the timing of recoveries from CP's fuel cost adjustment program, and increased carbon tax recoveries, resulted in a decrease in Total revenues of $57 million from the same period of 2019.

In the first six months of 2020, the favourable impact of fuel prices on Operating income was $38 million. Lower fuel prices resulted in a decrease in Total operating expenses of $94 million. Lower fuel prices, partially offset by the timing of recoveries from CP's fuel cost adjustment program, and increased carbon tax recoveries, resulted in a decrease in Total revenues of $56 million from the same period of 2019.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP". The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for the three and six months ended June 30, 2020 and the comparative periods in 2019.

TSX (in Canadian dollars)	2020	2019
Opening Common Share price, as at January 1	$331.03	$242.24
Ending Common Share price, as at March 31	$310.55	$275.34
Ending Common Share price, as at June 30	$345.32	$308.43
Change in Common Share price for the three months ended June 30	$34.77	$33.09
Change in Common Share price for the six months ended June 30	$14.29	$66.19

NYSE (in U.S. dollars)	2020	2019
Opening Common Share price, as at January 1	$254.95	$177.62
Ending Common Share price, as at March 31	$219.59	$206.03
Ending Common Share price, as at June 30	$255.34	$235.24
Change in Common Share price for the three months ended June 30	$35.75	$29.21
Change in Common Share price for the six months ended June 30	$0.39	$57.62

In the second quarter of 2020, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $20 million compared to an increase of $16 million in the same period of 2019.

In the first six months of 2020, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $3 million compared to an increase of $29 million in the same period of 2019.

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

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,752	$1,931	$(179)	(9)	(11)
Non-freight revenues (in millions)	40	46	(6)	(13)	(13)
Total revenues (in millions)	$1,792	$1,977	$(185)	(9)	(11)
Carloads (in thousands)	631.0	716.8	(85.8)	(12)	N/A
Revenue ton-miles (in millions)	35,727	39,820	(4,093)	(10)	N/A
Freight revenue per carload (in dollars)	$2,777	$2,694	$83	3	1
Freight revenue per revenue ton-mile (in cents)	4.90	4.85	0.05	1	(1)

(1)
Freight revenues include fuel surcharge revenues of $63 million in 2020 and $126 million in 2019. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $1,752 million in the second quarter of 2020, a decrease of $179 million, or 9%, from $1,931 million in the same period of 2019. This decrease was primarily due to lower volumes as measured by RTMs. This decrease was partially offset by higher freight revenue per revenue ton-mile.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the second quarter of 2020 were 35,727 million, a decrease of 10% compared with 39,820 million in the same period of 2019. This decrease was mainly attributable to lower volumes of crude,

Coal, frac sand, and Intermodal. This decrease was partially offset by higher volumes of Canadian grain, Fertilizers and sulphur, and Potash.

Freight revenue per revenue ton-mile is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per revenue ton-mile was 4.90 cents in the second quarter of 2020, an increase of 0.05 cents, or 1%, from 4.85 cents in the same period of 2019. This increase was primarily due to higher liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $35 million. This increase was partially offset by moving lower volumes of Automotive, which has a higher freight revenue per revenue ton-mile compared to the corporate average, as well as the unfavourable impact of lower fuel surcharge revenue, as a result of lower fuel prices of $57 million.

Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 631.0 thousand in the second quarter of 2020, a decrease of 85.8 thousand, or 12%, from 716.8 thousand in the same period of 2019. This decrease was primarily due to lower volumes of Automotive, Coal, crude, Intermodal, and frac sand. This decrease was partially offset by higher volumes of Canadian grain, Fertilizers and sulphur and Potash.

Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $2,777 in the second quarter of 2020, an increase of $83, or 3%, from $2,694 in the same period of 2019. This increase was primarily due to liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $35 million. This increase was partially offset by the unfavourable impact of lower fuel surcharge revenue, as a result of lower fuel prices of $57 million.

Non-freight revenues were $40 million in the second quarter of 2020, a decrease of $6 million, or 13%, from $46 million in the same period of 2019. This decrease was primarily due to lower passenger revenues and switching fees.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$3,752	$3,657	$95	3	1
Non-freight revenues (in millions)	83	87	(4)	(5)	(5)
Total revenues (in millions)	$3,835	$3,744	$91	2	1
Carloads (in thousands)	1,321.6	1,352.4	(30.8)	(2)	N/A
Revenue ton-miles (in millions)	74,945	75,822	(877)	(1)	N/A
Freight revenue per carload (in dollars)	$2,839	$2,704	$135	5	4
Freight revenue per revenue ton-mile (in cents)	5.01	4.82	0.19	4	3

(1)
Freight revenues include fuel surcharge revenues of $182 million in 2020 and $233 million in 2019. Fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.

(2)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $3,752 million in the first six months of 2020, an increase of $95 million, or 3%, from $3,657 million in the same period of 2019. This increase was primarily due to higher freight revenue per revenue ton-mile, partially offset by lower volumes as measured by RTMs.

RTMs for the first six months of 2020 were 74,945 million, a decrease of 1% compared with 75,822 million in the same period of 2019. This decrease was mainly attributable to lower volumes of Coal, frac sand, and U.S. grain. This decrease was partially offset by higher volumes of Canadian grain and Fertilizers and sulphur.

Freight revenue per revenue ton-mile was 5.01 cents in the first six months of 2020, an increase of 0.19 cents, or 4%, from 4.82 cents in the same period of 2019. This increase was primarily due to liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $41 million. This increase was partially offset by moving lower volumes of Automotive, which has a higher freight revenue per revenue ton-mile compared to the corporate average, as well as the unfavourable impact of lower fuel surcharge revenue, as a result of lower fuel prices, of $56 million.

Carloads were 1,321.6 thousand in the first six months of 2020, a decrease of 30.8 thousand, or 2%, from 1,352.4 thousand in the same period of 2019. This decrease was primarily due to lower volumes of Coal, Automotive, and frac sand. This decrease was partially offset by higher volumes of Canadian grain.

Freight revenue per carload was $2,839 in the first six months of 2020, an increase of $135, or 5%, from $2,704 in the same period of 2019. This increase was primarily due to higher liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $41 million. This increase is partially offset by the unfavourable impact of lower fuel surcharge revenue, as a result of lower fuel prices of $56 million.

Non-freight revenues were $83 million in the first six months of 2020, a decrease of $4 million, or 5%, from $87 million in the same period of 2019. This decrease was primarily due to lower passenger revenues and switching fees.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $63 million in the second quarter of 2020, a decrease of $63 million, or 50%, from $126 million in the same period of 2019. This decrease was primarily due to lower fuel prices and lower volumes. This decrease was partially offset by the timing of recoveries from CP's fuel cost adjustment program and increased carbon tax recoveries.

In the first six months of 2020, fuel surcharge revenues were $182 million, a decrease of $51 million, from $233 million in the same period of 2019. This decrease was primarily due to lower fuel prices. This decrease was partially offset by the timing of recoveries from CP's fuel cost adjustment program and increased carbon tax recoveries.

Lines of Business

Grain

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$446	$422	$24	6	3
Carloads (in thousands)	118.4	113.1	5.3	5	N/A
Revenue ton-miles (in millions)	10,169	9,452	717	8	N/A
Freight revenue per carload (in dollars)	$3,767	$3,731	$36	1	(1)
Freight revenue per revenue ton-mile (in cents)	4.39	4.46	(0.07)	(2)	(4)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $446 million in the second quarter of 2020, an increase of $24 million, or 6%, from $422 million in the same period of 2019. This increase was primarily due to moving record volumes of Canadian grain, primarily to Vancouver and Thunder Bay, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per revenue ton-mile and moving lower volumes of U.S. grain, primarily corn, to western Canada. Freight revenue per revenue ton-mile decreased due to the unfavourable impact of lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads driven by moving increased volumes of Canadian grain to Vancouver, which has a longer length of haul.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$864	$802	$62	8	6
Carloads (in thousands)	219.0	205.9	13.1	6	N/A
Revenue ton-miles (in millions)	19,185	17,804	1,381	8	N/A
Freight revenue per carload (in dollars)	$3,945	$3,895	$50	1	—
Freight revenue per revenue ton-mile (in cents)	4.50	4.50	—	—	(1)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $864 million in the first six months of 2020, an increase of $62 million, or 8%, from $802 million in the same period of 2019. This increase was primarily due to moving record volumes of Canadian grain, primarily to Vancouver and Thunder Bay, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of U.S. grain, primarily corn, to western Canada and lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads driven by moving increased volumes of Canadian grain to Vancouver, which has a longer length of haul.

Coal

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$131	$173	$(42)	(24)	(24)
Carloads (in thousands)	59.4	77.7	(18.3)	(24)	N/A
Revenue ton-miles (in millions)	4,337	5,492	(1,155)	(21)	N/A
Freight revenue per carload (in dollars)	$2,205	$2,227	$(22)	(1)	(1)
Freight revenue per revenue ton-mile (in cents)	3.02	3.15	(0.13)	(4)	(4)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $131 million in the second quarter of 2020, a decrease of $42 million, or 24%, from $173 million in the same period of 2019. This decrease was primarily due to lower volumes of Canadian coal, driven by supply chain challenges at both the mines and the ports, lower volumes of U.S. coal to Wisconsin, and decreased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to the unfavourable impact of lower fuel surcharge revenue as a result of lower fuel prices. Carloads decreased more than RTMs driven by moving lower volumes of U.S. coal to Wisconsin, which has a shorter length of haul.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$281	$331	$(50)	(15)	(15)
Carloads (in thousands)	123.2	148.1	(24.9)	(17)	N/A
Revenue ton-miles (in millions)	8,772	10,724	(1,952)	(18)	N/A
Freight revenue per carload (in dollars)	$2,281	$2,235	$46	2	2
Freight revenue per revenue ton-mile (in cents)	3.20	3.09	0.11	4	4

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $281 million in the first six months of 2020, a decrease of $50 million, or 15%, from $331 million in the same period of 2019. This decrease was primarily due to lower volumes of Canadian coal, driven by supply chain challenges at both the mines and ports and lower fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by increased freight revenue per revenue ton-mile due to higher freight rates.

Potash

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$146	$136	$10	7	5
Carloads (in thousands)	47.0	44.4	2.6	6	N/A
Revenue ton-miles (in millions)	5,490	5,242	248	5	N/A
Freight revenue per carload (in dollars)	$3,106	$3,063	$43	1	(1)
Freight revenue per revenue ton-mile (in cents)	2.66	2.59	0.07	3	—

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $146 million in the second quarter of 2020, an increase of $10 million, or 7%, from $136 million in the same period of 2019. This increase was primarily due to higher volumes of domestic potash following three consecutive poor application seasons, higher volumes of export potash following resolved international contract negotiations as well as increased freight revenue per revenue ton-mile. This increase was partially offset by lower fuel surcharge revenue as a result of lower fuel prices. Freight revenue per revenue ton-mile increased due to higher freight rates and the favourable impact of the change in FX.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$258	$250	$8	3	2
Carloads (in thousands)	83.4	82.3	1.1	1	N/A
Revenue ton-miles (in millions)	9,628	9,815	(187)	(2)	N/A
Freight revenue per carload (in dollars)	$3,094	$3,038	$56	2	1
Freight revenue per revenue ton-mile (in cents)	2.68	2.55	0.13	5	4

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $258 million in the first six months of 2020, an increase of $8 million, or 3%, from $250 million in the same period of 2019. This increase was primarily due to increased freight revenue per revenue ton-mile and higher volumes of domestic potash. This increase was partially offset by lower fuel surcharge revenue as a result of lower fuel prices and lower volumes of export potash driven by unresolved international contract negotiations in the first quarter of 2020. Freight revenue per revenue ton-mile increased due to higher freight rates and the favourable impact of the change in FX. Carloads increased while RTMs decreased driven by moving proportionately less export potash to the Port of Vancouver, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$77	$63	$14	22	20
Carloads (in thousands)	16.7	14.1	2.6	18	N/A
Revenue ton-miles (in millions)	1,233	940	293	31	N/A
Freight revenue per carload (in dollars)	$4,611	$4,468	$143	3	2
Freight revenue per revenue ton-mile (in cents)	6.24	6.70	(0.46)	(7)	(8)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $77 million in the second quarter of 2020, an increase of $14 million, or 22%, from $63 million in the same period of 2019. This increase was primarily due to higher volumes of dry fertilizers and sulphur as a result of improved application conditions and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per revenue-ton mile. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads driven by moving proportionately more dry fertilizers from Chicago, Illinois to western Canada, which has a longer length of haul.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$147	$120	$27	23	20
Carloads (in thousands)	31.8	27.8	4.0	14	N/A
Revenue ton-miles (in millions)	2,328	1,842	486	26	N/A
Freight revenue per carload (in dollars)	$4,623	$4,317	$306	7	5
Freight revenue per revenue ton-mile (in cents)	6.31	6.51	(0.20)	(3)	(5)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $147 million in the first six months of 2020, an increase of $27 million, or 23%, from $120 million in the same period of 2019. This increase was primarily due to higher volumes of dry fertilizers, sulphur, and wet fertilizers as well as the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per revenue-ton mile. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads driven by moving proportionately more dry fertilizers from Chicago, Illinois to western Canada, which has a longer length of haul.

Forest Products

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$81	$78	$3	4	—
Carloads (in thousands)	17.5	18.5	(1.0)	(5)	N/A
Revenue ton-miles (in millions)	1,319	1,289	30	2	N/A
Freight revenue per carload (in dollars)	$4,629	$4,216	$413	10	6
Freight revenue per revenue ton-mile (in cents)	6.14	6.05	0.09	1	(2)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $81 million in the second quarter of 2020, an increase of $3 million, or 4%, from $78 million in the same period of 2019. This increase was primarily due to higher volumes of wood pulp and increased freight revenue per revenue ton-mile. This increase was partially offset by lower volumes of lumber and lower fuel surcharge revenue as a result of lower fuel prices. Freight revenue per revenue ton-mile increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased while carloads decreased due to higher volumes of wood pulp from Ontario to the U.S., which has a longer length of haul.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$159	$151	$8	5	3
Carloads (in thousands)	35.6	35.6	—	—	N/A
Revenue ton-miles (in millions)	2,596	2,468	128	5	N/A
Freight revenue per carload (in dollars)	$4,466	$4,242	$224	5	3
Freight revenue per revenue ton-mile (in cents)	6.12	6.12	—	—	(2)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $159 million in the first six months of 2020, an increase of $8 million, or 5%, from $151 million in the same period of 2019. This increase was primarily due to higher volumes of wood pulp and panel products, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased while carloads remained flat due to higher volumes of panel products and wood pulp from eastern Canada to the U.S., which have a longer length of haul.

Energy, Chemicals and Plastics

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$341	$346	$(5)	(1)	(3)
Carloads (in thousands)	62.8	87.4	(24.6)	(28)	N/A
Revenue ton-miles (in millions)	4,512	6,971	(2,459)	(35)	N/A
Freight revenue per carload (in dollars)	$5,430	$3,959	$1,471	37	35
Freight revenue per revenue ton-mile (in cents)	7.56	4.96	2.60	52	50

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $341 million in the second quarter of 2020, a decrease of $5 million, or 1%, from $346 million in the same period of 2019. This decrease was primarily due to lower volumes of crude and liquefied petroleum gas ("LPG") as a result of the COVID-19 pandemic and lower fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased primarily due to higher liquidated damages, including customer volume commitments, the favourable impact of the change in FX, and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of crude, which has a longer length of haul.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$832	$661	$171	26	25
Carloads (in thousands)	164.6	166.2	(1.6)	(1)	N/A
Revenue ton-miles (in millions)	13,361	13,330	31	—	N/A
Freight revenue per carload (in dollars)	$5,055	$3,977	$1,078	27	26
Freight revenue per revenue ton-mile (in cents)	6.23	4.96	1.27	26	25

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $832 million in the first six months of 2020, an increase of $171 million, or 26%, from $661 million in the same period of 2019. This increase was primarily due to higher freight revenue per revenue ton-mile and higher volumes of crude. This increase was partially offset by lower fuel surcharge revenue as a result of lower fuel prices and lower volumes of LPG as a result of the COVID-19 pandemic. Freight revenue per revenue ton-mile increased primarily due to higher liquidated damages, including customer volume commitments, higher freight rates and the favourable impact of the change in FX.

Metals, Minerals and Consumer Products

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$133	$205	$(72)	(35)	(37)
Carloads (in thousands)	45.1	63.7	(18.6)	(29)	N/A
Revenue ton-miles (in millions)	1,877	2,867	(990)	(35)	N/A
Freight revenue per carload (in dollars)	$2,949	$3,218	$(269)	(8)	(11)
Freight revenue per revenue ton-mile (in cents)	7.09	7.15	(0.06)	(1)	(4)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $133 million in the second quarter of 2020, a decrease of $72 million, or 35%, from $205 million in the same period of 2019. This decrease was primarily due to lower volumes of frac sand and steel as a result of the COVID-19 pandemic and decreased freight revenue per revenue ton-mile. This decrease was partially offset by the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of lower fuel prices. RTMs decreased more than carloads due to moving lower volumes of frac sand to the Bakken, which has a longer length of haul.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$322	$378	$(56)	(15)	(17)
Carloads (in thousands)	103.3	117.2	(13.9)	(12)	N/A
Revenue ton-miles (in millions)	4,648	5,315	(667)	(13)	N/A
Freight revenue per carload (in dollars)	$3,117	$3,225	$(108)	(3)	(5)
Freight revenue per revenue ton-mile (in cents)	6.93	7.11	(0.18)	(3)	(5)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $322 million in the first six months of 2020, a decrease of $56 million, or 15%, from $378 million in the same period of 2019. This decrease was primarily due to moving lower volumes of frac sand as a result of the COVID-19 pandemic and decreased freight revenue per revenue ton-mile. This decrease was partially offset by the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of lower fuel prices.

Automotive

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$34	$104	$(70)	(67)	(68)
Carloads (in thousands)	11.9	31.5	(19.6)	(62)	N/A
Revenue ton-miles (in millions)	130	439	(309)	(70)	N/A
Freight revenue per carload (in dollars)	$2,857	$3,302	$(445)	(13)	(16)
Freight revenue per revenue ton-mile (in cents)	26.15	23.69	2.46	10	7

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $34 million in the second quarter of 2020, a decrease of $70 million, or 67%, from $104 million in the same period of 2019. This decrease was primarily due to lower volumes caused by manufacturing plant shutdowns across North America as a result of the COVID-19 pandemic and lower fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by higher freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due the favourable impact of the change in FX and higher freight rates. RTMs decreased more than carloads due to increased short haul volumes within southern Ontario.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$121	$180	$(59)	(33)	(34)
Carloads (in thousands)	40.1	56.6	(16.5)	(29)	N/A
Revenue ton-miles (in millions)	456	774	(318)	(41)	N/A
Freight revenue per carload (in dollars)	$3,017	$3,180	$(163)	(5)	(7)
Freight revenue per revenue ton-mile (in cents)	26.54	23.26	3.28	14	12

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $121 million in the first six months of 2020, a decrease of $59 million, or 33%, from $180 million in the same period of 2019. This decrease was primarily due to lower volumes caused by manufacturing plant shutdowns across North America as a result of the COVID-19 pandemic and lower fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by higher freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to the favourable impact of the change in FX and higher freight rates. RTMs decreased more than carloads due to increased short haul volumes within southern Ontario.

Intermodal

For the three months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$363	$404	$(41)	(10)	(11)
Carloads (in thousands)	252.2	266.4	(14.2)	(5)	N/A
Revenue ton-miles (in millions)	6,660	7,128	(468)	(7)	N/A
Freight revenue per carload (in dollars)	$1,439	$1,517	$(78)	(5)	(6)
Freight revenue per revenue ton-mile (in cents)	5.45	5.67	(0.22)	(4)	(5)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $363 million in the second quarter of 2020, a decrease of $41 million, or 10%, from $404 million in the same period of 2019. This decrease was primarily due to lower domestic volumes as a result of the COVID-19 pandemic, and decreased freight revenue per revenue ton-mile. This decrease was partially offset by the onboarding of a new international customer and the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of lower fuel prices. Carloads decreased less than RTMs due to moving proportionately higher volumes of international intermodal, which has a shorter length of haul.

For the six months ended June 30	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$768	$784	$(16)	(2)	(3)
Carloads (in thousands)	520.6	512.7	7.9	2	N/A
Revenue ton-miles (in millions)	13,971	13,750	221	2	N/A
Freight revenue per carload (in dollars)	$1,475	$1,529	$(54)	(4)	(4)
Freight revenue per revenue ton-mile (in cents)	5.50	5.70	(0.20)	(4)	(4)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $768 million in the first six months of 2020, a decrease of $16 million, or 2%, from $784 million in the same period of 2019. This decrease was primarily due to decreased freight revenue per revenue ton-mile, and lower domestic volumes as a result of the COVID-19 pandemic. This decrease was partially offset by higher international volumes due to onboarding of a new international customer and the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenues as a result of lower fuel prices, and moving proportionately more international intermodal, which has a lower freight revenue per revenue ton-mile compared to domestic intermodal.

Operating Expenses

For the three months ended June 30 (in millions)	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$347	$383	$(36)	(9)	(11)
Fuel	131	236	(105)	(44)	(46)
Materials	50	54	(4)	(7)	(7)
Equipment rents	33	34	(1)	(3)	(6)
Depreciation and amortization	195	183	12	7	6
Purchased services and other	266	265	1	—	(1)
Total operating expenses	$1,022	$1,155	$(133)	(12)	(13)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,022 million in the second quarter of 2020, a decrease of $133 million, or 12%, from $1,155 million in the same period of 2019. This decrease was primarily due to:

•	the favourable impact of $81 million from lower fuel prices;

•	lower volume variable expense; and

•	efficiencies generated from improved operating performance and asset utilization.

This decrease was partially offset by the unfavourable impact of the change in FX of $19 million and gains on land sales of $17 million in 2019.

For the six months ended June 30 (in millions)	2020	2019	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$745	$789	$(44)	(6)	(6)
Fuel	343	445	(102)	(23)	(24)
Materials	109	111	(2)	(2)	(2)
Equipment rents	69	69	—	—	(1)
Depreciation and amortization	387	343	44	13	12
Purchased services and other	578	622	(44)	(7)	(8)
Total operating expenses	$2,231	$2,379	$(148)	(6)	(7)

(1)
FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $2,231 million in the first six months of 2020, a decrease of $148 million, or 6%, from $2,379 million in the same period of 2019. This decrease was primarily due to:

•	the favourable impact of $94 million from lower fuel prices;

•	efficiencies generated from improved operating performance and asset utilization;

•	lower volume variable expenses;

•	the impact of harsher winter operating conditions in 2019; and

•	the impact of changes in share price on stock-based compensation of $26 million.

This decrease was partially offset by:

•	higher depreciation and amortization of $42 million (excluding FX);

•	cost inflation; and

•	the unfavourable impact of the change in FX of $25 million.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $347 million in the second quarter of 2020, a decrease of $36 million, or 9%, from $383 million in the same period of 2019. This decrease was primarily due to:

•	lower volume variable expense as a result of decreased workload as measured by GTMs;

•	labour efficiencies;

•	reduced training costs; and

•	lower incentive compensation.

This decrease was partially offset by:

•	higher pension current service cost of $8 million;

•	the impact of wage and benefit inflation;

•	the unfavourable impact of the change in FX of $5 million; and

•	increase to stock-based compensation primarily driven by the $4 million impact of changes to stock price.

Compensation and benefits expense was $745 million in the first six months of 2020, a decrease of $44 million, or 6%, from $789 million in the same period of 2019. This decrease was primarily due to:

•	labour efficiencies;

•	reduction to stock-based compensation primarily driven by the impact of changes in share price of $26 million;

•	reduced training costs;

•	the impact of weather related costs as a result of harsh winter operating conditions in the first quarter of 2019; and

•	lower volume variable expense as a result of decreased workload as measured by GTMs.

This decrease was partially offset by:

•	the impact of wage and benefit inflation;

•	higher pension current service cost of $16 million; and

•	the unfavourable impact of the change in FX of $6 million.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $131 million in the second quarter of 2020, a decrease of $105 million, or 44%, from $236 million in the same period of 2019. This decrease was primarily due to:

•	the favourable impact of $81 million from lower fuel prices;

•	a decrease in workload, as measured by GTMs; and

•	an increase in fuel efficiency of approximately 1% resulting from improved train productivity and higher horsepower utilization.

This decrease was partially offset by the unfavourable impact of the change in FX of $7 million.

Fuel expense was $343 million in the first six months of 2020, a decrease of $102 million, or 23%, from $445 million in the same period of 2019. This decrease was primarily due to:

•	the favourable impact of $94 million from lower fuel prices;

•	an improvement in fuel efficiency of 3% from improved winter operating conditions in the first quarter of 2020 and increased train productivity; and

•	a decrease in workload, as measured by GTMs.

This decrease was partially offset by the unfavourable impact of the change in FX of $9 million.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. Materials expense was $50 million in the second quarter of 2020, a decrease of $4 million, or 7%, from $54 million in the same period of 2019. This decrease was due to lower freight car maintenance net of recoveries, locomotive maintenance and vehicle fuel prices.

Materials expense was $109 million in the first six months of 2020, a decrease of $2 million, or 2%, from $111 million in the same period of 2019. This decrease was due to lower vehicle fuel prices, locomotive servicing and track maintenance, partially offset by higher locomotive maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $33 million in the second quarter of 2020, a decrease of $1 million, or 3%, from $34 million in the same period of 2019. This decrease was primarily due to lower usage of pooled freight cars as a result of lower volumes; partially offset by the unfavourable impact of the change in FX of $1 million.

Equipment rents expense was $69 million in the first six months of 2020, unchanged from $69 million in the same period of 2019. Lower usage of pooled freight cars as a result of lower volumes was offset by the unfavourable impact of the change in FX of $1 million.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $195 million in the second quarter of 2020, an increase of $12 million, or 7%, from $183 million in the same period of 2019. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of the change in FX of $1 million.

Depreciation and amortization expense was $387 million in the first six months of 2020, an increase of $44 million, or 13%, from $343 million in the same period of 2019. This increase was primarily due to a higher depreciable asset base, the unfavourable impact of the change in FX of $2 million, and other adjustments made in 2019.

Purchased Services and Other

For the three months ended June 30 (in millions)	2020	2019	Total Change	% Change
Support and facilities	$63	$66	$(3)	(5)
Track and operations	62	74	(12)	(16)
Intermodal	47	55	(8)	(15)
Equipment	27	35	(8)	(23)
Casualty	30	16	14	88
Property taxes	31	36	(5)	(14)
Other	6	—	6	—
Land sales	—	(17)	17	(100)
Total Purchased services and other	$266	$265	$1	—

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $266 million in the second quarter of 2020, an increase of $1 million from $265 million in the same period of 2019. This increase was primarily due to:

•	gains on land sales of $17 million in 2019, reported in Land sales;

•	higher expenses primarily due to the increased number and severity of casualty incidents, reported in Casualty; and

•	the unfavourable impact of the change in FX of $5 million.

This increase was partially offset by:

•	lower volume variable expenses, reported primarily in Intermodal and Equipment;

•	lower business travel and event costs due to COVID-19, reported primarily in Support and facilities and Track and operations;

•	efficiencies generated from improved operating performance, reported primarily in Equipment and Track and operations; and

•	lower property taxes.

For the six months ended June 30 (in millions)	2020	2019	Total Change	% Change
Support and facilities	$136	$137	$(1)	(1)
Track and operations	140	149	(9)	(6)
Intermodal	104	111	(7)	(6)
Equipment	58	67	(9)	(13)
Casualty	68	85	(17)	(20)
Property taxes	67	72	(5)	(7)
Other	9	18	(9)	(50)
Land sales	(4)	(17)	13	(76)
Total Purchased services and other	$578	$622	$(44)	(7)

Purchased services and other expense was $578 million in the first six months of 2020, a decrease of $44 million, or 7%, from $622 million in the same period of 2019. This decrease was primarily due to:

•	lower expenses primarily due to the reduced number and severity of casualty incidents, reported in Casualty;

•	lower snow removal and other weather related costs reported in Track and operations and Intermodal;

•	a decrease in charges associated with contingencies of $10 million, reported in Other;

•	reduced business travel, reported in Track and operations and Support and facilities; and

•	lower property taxes.

This decrease was partially offset by higher gains on land sales of $13 million in 2019, reported in Land sales and the unfavourable impact of the change in FX of $7 million.

Other Income Statement Items
Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other income was $86 million in the second quarter of 2020, an increase of $46 million, or 115%, from $40 million in the same period of 2019. This increase was primarily due to a higher FX translation gain on U.S. dollar-denominated debt and lease liabilities of $49 million.

Other expense was $125 million in the first six months of 2020, a change of $212 million, or 244%, compared to an income of $87 million in the same period of 2019. This change was primarily due to a FX translation loss on U.S. dollar-denominated debt and lease liabilities of $129 million, compared to a FX translation gain of $82 million in the same period of 2019.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic recovery was $86 million in the second quarter of 2020, a decrease of $12 million or 12%, compared to $98 million in the same period of 2019 and was $171 million in the first six months of 2020, a decrease of $24 million or 12%, compared to $195 million in the same period of 2019. These decreases were primarily due to increases in the recognized net actuarial loss.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $118 million in the second quarter of 2020, an increase of $6 million, or 5%, from $112 million in the same period of 2019. This increase was primarily due to the unfavourable impact of the change in FX of $4 million.

Net interest expense was $232 million in the first six months of 2020, an increase of $6 million, or 3%, from $226 million in the same period of 2019. This increase was primarily due to:

•	the unfavourable impact of an increase in debt levels of $11 million;

•	the unfavourable impact of the change in FX of $5 million; and

•	an increase in commercial paper interest of $3 million.

This was partially offset by a reduction in interest related to long-term debt of $15 million as a result of a lower effective interest rate following the Company's debt refinancing in 2019 and 2020.

Income Tax Expense

Income tax expense was $189 million in the second quarter of 2020, an increase of $65 million, or 52%, from $124 million in the same period of 2019. This increase was primarily due to the Alberta provincial corporate tax rate decrease enacted in 2019 resulting in deferred income tax recoveries of $88 million, partially offset by lower taxable earnings and a lower effective tax rate.

Income tax expense was $374 million in the first six months of 2020, an increase of $111 million, or 42%, from $263 million in the same period of 2019. This increase was primarily due to deferred income tax recoveries in 2019, described above.

The effective tax rate in the second quarter of 2020, including discrete items, was 22.98% compared to 14.63% in the same period of 2019. The effective tax rate in the first six months of 2020, including discrete items, was 26.38% compared to 18.50% in the same period of 2019. The effective tax rate in the second quarter and first six months of 2020, excluding discrete items, was 25.00% compared to 25.75% in 2019. The decrease in the effective tax rate excluding discrete items was primarily due to the decrease in Alberta's corporate tax rate and the 2020 U.S. track maintenance credit.

The Company expects an effective tax rate in 2020 of 24.80%. The Company’s 2020 outlook for its effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2019 Annual Report on Form 10-K.

Share Capital

At July 21, 2020, the latest practicable date, there were 135,533,633 Common Shares and no preferred shares issued and outstanding, which consists of 13,877 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Each option granted can be exercised for one Common Share. At July 21, 2020, 1,510,722 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 895,523 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 340,000 options available to be issued in the future.

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

As at June 30, 2020, the Company had $277 million of Cash and cash equivalents compared to $133 million at December 31, 2019.

As at June 30, 2020, the Company's revolving credit facility was undrawn (December 31, 2019 - undrawn), from a total available amount of U.S. $1.3 billion. The agreement requires the Company to maintain a financial covenant in conjunction with the credit facility. As at June 30, 2020, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at June 30, 2020, total commercial paper borrowings was $nil, compared to U.S. $397 million as at December 31, 2019.

As at June 30, 2020, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $62 million from a total available amount of $300 million. This compares to letters of credit drawn of $80 million from a total available amount of $300 million as at December 31, 2019. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at June 30, 2020 and December 31, 2019, the Company did not have any collateral posted on its bilateral letter of credit facilities.

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $835 million in the second quarter of 2020, an increase of $114 million, or 16%, compared to $721 million in the same period of 2019. This increase was primarily due to a favourable change in working capital which included lower income tax payments, partially offset by a decrease in cash generating income during the second quarter of 2020, compared to the same period of 2019. The Company had lower income tax payments in the second quarter of 2020 as a result of the deferral of Canadian federal and provincial as well as U.S. federal payments until the third quarter of 2020 due to COVID-19.

Cash provided by operating activities was $1,324 million in the first six months of 2020, an increase of $190 million, or 17%, compared to $1,134 million in the same period of 2019. This increase was primarily due to higher cash generating income and a favourable change in working capital primarily due to lower income tax payments, partially offset by a decrease in receipts from customers in advance of performing services in the six months ended June 30, 2020, compared to the same period of 2019.

Investing Activities

Cash used in investing activities was $468 million in the second quarter of 2020, an increase of $13 million, or 3%, compared to $455 million in the same period of 2019. Cash used in investing activities was $830 million in the first six months of 2020, an increase of $156 million, or 23%, compared to $674 million in the same period of 2019. These increases were primarily due to higher capital additions during 2020 compared to the same periods of 2019.

Free Cash

CP generated positive Free cash of $333 million in the second quarter of 2020, an increase of $68 million from $265 million, or 26%, in the same period of 2019. For the first six months of 2020, CP generated positive Free cash of $491 million, an increase of $33 million, or 7%, from $458 million in the same period of 2019. These increases were primarily due to an increase in cash provided by operating activities, partially offset by an increase in cash used in investing activities as a result of higher additions to properties.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $322 million in the second quarter of 2020, a decrease of $250 million, or 44%, compared to $572 million in the same period of 2019. This decrease was primarily due to the principal repayment of U.S. $350 million 7.250% notes in the second quarter of 2019 as well as lower payments to buy back shares under the Company's share repurchase program during the three months ended June 30, 2020. This was partially offset by net repayments of commercial paper and short-term borrowings compared to net issuances of commercial paper in the same period of 2019.

Cash used in financing activities was $366 million in the first six months of 2020, a decrease of $108 million, or 23%, compared to $474 million in the same period of 2019. This decrease was primarily due to the issuances of U.S. $500 million 2.050% notes due March 5, 2030 and $300 million 3.050% notes due March 9, 2050, compared to the issuance of $400 million 3.150% notes due March 13, 2029 in the same period of 2019, as well as the principal repayment of U.S. $350 million of the Company's 7.250% notes during the six months ended June 30, 2019. This was partially offset by net repayments of commercial paper during the six months ended June 30, 2020 compared to net issuances in the same period of 2019, and higher payments to buy back shares under the Company's share repurchase program during 2020.

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

As at June 30, 2020, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2019.

Credit ratings as at June 30, 2020(1)

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

Financial Ratios

The Long-term debt to Net income ratio for the twelve months ended June 30, 2020 and June 30, 2019 was 4.1 and 3.7, respectively. This increase was primarily due to higher debt.

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio remained unchanged at 2.4 for the twelve months ended June 30, 2020 and June 30, 2019. The Adjusted net debt to Adjusted EBITDA ratio is a Non-GAAP measure, which is defined and reconciled from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

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

Supplemental Guarantor Financial Information

Canadian Pacific Railway Company (“CPRC”), a 100%-owned subsidiary of Canadian Pacific Railway Limited (“CPRL”), is the issuer of certain securities which are fully and unconditionally guaranteed by CPRL on an unsecured basis. The other subsidiaries of CPRC do not guarantee the securities and are referred to below as the “Non-Guarantor Subsidiaries”. The following is a description of the terms and conditions of the guarantees with respect to securities for which CPRC is the issuer and CPRL provides a full and unconditional guarantee.

As of June 30, 2020, CPRC has outstanding $7,972 million principal amount of debt securities due through 2115, and $47 million in perpetual 4% consolidated debenture stock, for all of which CPRL is the guarantor.

CPRL fully and unconditionally guarantees the payment of the principal (and premium, if any) and interest on the debt securities and consolidated debenture stock issued by CPRC, any sinking fund or analogous payments payable with respect to such securities, and any additional amounts payable when they become due and payable, whether at maturity or otherwise. The guarantee is CPRL’s unsubordinated and unsecured obligation and ranks equally with all of CPRL’s other unsecured, unsubordinated obligations.

CPRL will be released and relieved of its obligations under the guarantees after obligations to the holders are satisfied in accordance with the terms of the respective instruments.

The Company early adopted Rule 13-01 of the SEC's Regulation S-X which simplifies the existing disclosure requirements relating to our guaranteed securities and allows such disclosure to be included within this Part 1, Item II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Pursuant to Rule 13-01, we are eligible to provide this summarized financial and non-financial information in lieu of providing separate financial statements of CPRC.

More information on the securities under this guarantee structure can be found in Exhibit 22.1 List of Issuers and Guarantor Subsidiaries of this quarterly report.

Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor) on a combined basis after elimination of (i) intercompany transactions and balances among CPRC and CPRL; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income.

Statements of Income

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2020	For the year ended December 31, 2019
Total revenues	$2,872	$5,662
Total operating expenses	1,665	3,446
Operating income(1)	1,207	2,216
Less: Other(2)	211	(13)
Income before income tax expense	996	2,229
Net income	$712	$1,704

(1)	Includes net lease costs incurred from non-guarantor subsidiaries for the six months ended June 30, 2020 and for the year ended December 31, 2019 of $160 million and $320 million, respectively.

(2)	Includes Other (income) expense, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2020	As at December 31, 2019
Assets
Current assets	$847	$842
Properties	10,679	10,287
Other non-current assets	1,423	1,208

Liabilities
Current liabilities	$1,192	$1,833
Long-term debt	9,458	8,145
Other non-current liabilities	2,750	2,711

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPRL have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2020	For the year ended December 31, 2019
Dividend income from non-guarantor subsidiaries	$97	$158
Capital contributions to non-guarantor subsidiaries	—	(125)
Redemption of shares by non-guarantor subsidiaries	—	1,345

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2020	As at December 31, 2019
Assets
Accounts receivable, intercompany	$192	$318
Short-term advances to affiliates	19	14
Long-term advances to affiliates	8	7

Liabilities
Accounts payable, intercompany	$125	$249
Short-term advances from affiliates	3,754	3,700
Long-term advances from affiliates	88	84
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

In the first six months of 2020, there was one significant item included in Net income as follows:

•
during the year to date, a non-cash loss of $129 million ($116 million after deferred tax) due to FX translation of debt and lease liabilities that unfavourably impacted Diluted EPS by 95 cents as follows:

–	in the second quarter, an $86 million gain ($82 million after deferred tax) that favourably impacted Diluted EPS by 59 cents; and

–	in the first quarter, a $215 million loss ($198 million after deferred tax) that unfavourably impacted Diluted EPS by $1.44.

In 2019, there were three significant items included in Net income as follows:

•	in the fourth quarter, a deferred tax expense of $24 million as a result of a provision for an uncertain tax item of a prior period that unfavourably impacted Diluted EPS by 17 cents;

•	in the second quarter, a deferred tax recovery of $88 million due to the change in the Alberta provincial corporate income tax rate that favourably impacted Diluted EPS by 63 cents; and

•	during the course of the year, a net non-cash gain of $94 million ($86 million after deferred tax) due to FX translation of debt and lease liabilities as follows:

–	in the fourth quarter, a $37 million gain ($32 million after deferred tax) that favourably impacted Diluted EPS by 22 cents;

–	in the third quarter, a $25 million loss ($22 million after deferred tax) that unfavourably impacted Diluted EPS by 15 cents;

–	in the second quarter, a $37 million gain ($34 million after deferred tax) that favourably impacted Diluted EPS by 24 cents; and

–	in the first quarter, a $45 million gain ($42 million after deferred tax) that favourably impacted Diluted EPS by 30 cents.

In the last six months ended December 31, 2018, there was one significant item included in Net income as follows:

•	a net non-cash loss of $75 million ($70 million after deferred tax) due to FX translation of debt as follows:

–	in the fourth quarter, a $113 million loss ($103 million after deferred tax) that unfavourably impacted Diluted EPS by 72 cents; and

–	in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 23 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the three months ended June 30		For the six months ended June 30		For the twelve months ended December 31
(in millions)	2020	2019	2020	2019	2019
Net income as reported	$635	$724	$1,044	$1,158	$2,440
Less significant items (pre-tax):
Impact of FX translation gain (loss) on debt and lease liabilities	86	37	(129)	82	94
Add:
Tax effect of adjustments(1)	4	3	(13)	6	8
Income tax rate changes	—	(88)	—	(88)	(88)
Provision for uncertain tax item	—	—	—	—	24
Adjusted income	$553	$602	$1,160	$994	$2,290

(1)
The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 5.62% and 9.87% for the three and six months ended June 30, 2020, 9.47% and 7.82% for the three and six months ended June 30, 2019, and 8.55% for the twelve months ended December 31, 2019, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended June 30		For the six months ended June 30		For the twelve months ended December 31
	2020	2019	2020	2019	2019
Diluted earnings per share as reported	$4.66	$5.17	$7.64	$8.25	$17.52
Less significant items (pre-tax):
Impact of FX translation gain (loss) on debt and lease liabilities	0.63	0.27	(0.94)	0.58	0.67
Add:
Tax effect of adjustments(1)	0.04	0.03	(0.09)	0.04	0.05
Income tax rate changes	—	(0.63)	—	(0.63)	(0.63)
Provision for uncertain tax item	—	—	—	—	0.17
Adjusted diluted earnings per share	$4.07	$4.30	$8.49	$7.08	$16.44

(1)
The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 5.62% and 9.87% for the three and six months ended June 30, 2020, 9.47% and 7.82% for the three and six months ended June 30, 2019, and 8.55% for the twelve months ended December 31, 2019, respectively The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

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

Beginning in the first quarter of 2020, CP aligned the reconciliation sequence for Adjusted ROIC to start with Net income, with no change to the calculated Adjusted return.

Calculation of Return on average shareholders' equity

	For the twelve months ended June 30
(in millions, except for percentages)	2020	2019
Net income as reported	$2,326	$2,325
Average shareholders' equity	$7,311	$6,866
Return on average shareholders' equity	31.8%	33.9%

Reconciliation of Net income to Adjusted return

	For the twelve months ended June 30
(in millions)	2020	2019
Net income as reported	$2,326	$2,325
Add:
Net interest expense	454	452
Tax on interest(1)	(113)	(114)
Significant items:
Impact of FX translation loss (gain) on debt and lease liabilities (pre-tax)	117	(7)
Tax on significant items(2)	(11)	1
Income tax recovery from income tax rate changes	—	(88)
Provision for uncertain tax item	24	—
Adjusted return	$2,797	$2,569

(1)	Tax was calculated at the adjusted annualized effective tax rate of 24.69% and 25.03% for the twelve months ended June 30, 2020 and 2019, respectively.

(2)
Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 9.68% and 14.62% for the twelve months ended June 30, 2020 and 2019, respectively.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the twelve months ended June 30
(in millions)	2020	2019
Average shareholders' equity	$7,311	$6,866
Average Long-term debt, including long-term debt maturing within one year	9,044	8,511
	$16,355	$15,377
Less:
Income tax recovery from income tax rate changes	—	44
Provision for uncertain tax item	(12)	—
Adjusted average invested capital	$16,367	$15,333

Calculation of Adjusted ROIC

	For the twelve months ended June 30
(in millions, except for percentages)	2020	2019
Adjusted return	$2,797	$2,569
Adjusted average invested capital	$16,367	$15,333
Adjusted ROIC	17.1%	16.8%

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations, and the acquisition of Central Maine and Québec Railway ("CMQ"). Free cash is a measure that management considers to be an indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash from its operations without incurring additional external financing. The acquisition of CMQ is not indicative of investment trends and has also been excluded from Free cash. Positive Free cash indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative Free cash indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended June 30		For the six months ended June 30
(in millions)	2020	2019	2020	2019
Cash provided by operating activities	$835	$721	$1,324	$1,134
Cash used in investing activities	(468)	(455)	(830)	(674)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(15)	(1)	16	(2)
Less:
Investment in Central Maine and Québec Railway	19	—	19	—
Free cash	$333	$265	$491	$458

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

	For the three months ended June 30
(in millions)	Reported 2020	Reported 2019	Variance due to FX	FX Adjusted 2019	FX Adjusted % Change
Freight revenues by line of business
Grain	$446	$422	$9	$431	3
Coal	131	173	—	173	(24)
Potash	146	136	3	139	5
Fertilizers and sulphur	77	63	1	64	20
Forest products	81	78	3	81	—
Energy, chemicals and plastics	341	346	5	351	(3)
Metals, minerals and consumer products	133	205	7	212	(37)
Automotive	34	104	3	107	(68)
Intermodal	363	404	4	408	(11)
Freight revenues	1,752	1,931	35	1,966	(11)
Non-freight revenues	40	46	—	46	(13)
Total revenues	$1,792	$1,977	$35	$2,012	(11)

	For the six months ended June 30
(in millions)	Reported 2020	Reported 2019	Variance due to FX	FX Adjusted 2019	FX Adjusted % Change
Freight revenues by line of business
Grain	$864	$802	$10	$812	6
Coal	281	331	—	331	(15)
Potash	258	250	3	253	2
Fertilizers and sulphur	147	120	2	122	20
Forest products	159	151	3	154	3
Energy, chemicals and plastics	832	661	6	667	25
Metals, minerals and consumer products	322	378	8	386	(17)
Automotive	121	180	4	184	(34)
Intermodal	768	784	5	789	(3)
Freight revenues	3,752	3,657	41	3,698	1
Non-freight revenues	83	87	—	87	(5)
Total revenues	$3,835	$3,744	$41	$3,785	1

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30
(in millions)	Reported 2020	Reported 2019	Variance due to FX	FX Adjusted 2019	FX Adjusted % Change
Compensation and benefits	$347	$383	$5	$388	(11)
Fuel	131	236	7	243	(46)
Materials	50	54	—	54	(7)
Equipment rents	33	34	1	35	(6)
Depreciation and amortization	195	183	1	184	6
Purchased services and other	266	265	5	270	(1)
Total operating expenses	$1,022	$1,155	$19	$1,174	(13)

	For the six months ended June 30
(in millions)	Reported 2020	Reported 2019	Variance due to FX	FX Adjusted 2019	FX Adjusted % Change
Compensation and benefits	$745	$789	$6	$795	(6)
Fuel	343	445	9	454	(24)
Materials	109	111	—	111	(2)
Equipment rents	69	69	1	70	(1)
Depreciation and amortization	387	343	2	345	12
Purchased services and other	578	622	7	629	(8)
Total operating expenses	$2,231	$2,379	$25	$2,404	(7)

Adjusted Net Debt to Adjusted EBITDA Ratio

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

Calculation of Long-term Debt to Net Income Ratio

(in millions, except for ratios)	2020	2019
Long-term debt including long-term debt maturing within one year as at June 30	$9,548	$8,539
Net income for the twelve months ended June 30	2,326	2,325
Long-term debt to Net income ratio	4.1	3.7

Reconciliation of Long-term Debt to Adjusted Net Debt

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating lease liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents.

(in millions)	2020	2019
Long-term debt including long-term debt maturing within one year as at June 30	$9,548	$8,539
Add:
Pension plans deficit(1)	294	263
Operating lease liabilities	343	375
Less:
Cash and cash equivalents	277	45
Adjusted net debt as at June 30	$9,908	$9,132

(1)	Pension plans deficit is the total funded status of the Pension plans in deficit only.

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

	For the twelve months ended June 30
(in millions)	2020	2019
Net income as reported	$2,326	$2,325
Add:
Net interest expense	454	452
Income tax expense	817	656
EBIT	3,597	3,433
Less significant items (pre-tax):
Impact of FX translation (loss) gain on debt and lease liabilities	(117)	7
Adjusted EBIT	3,714	3,426
Add:
Operating lease expense	80	102
Depreciation and amortization	750	697
Less:
Other components of net periodic benefit recovery	357	388
Adjusted EBITDA	$4,187	$3,837

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions, except for ratios)	2020	2019
Adjusted net debt as at June 30	$9,908	$9,132
Adjusted EBITDA for the twelve months ended June 30	$4,187	$3,837
Adjusted net debt to Adjusted EBITDA ratio	2.4	2.4

Off-Balance Sheet Arrangements

Guarantees

As at June 30, 2020, the Company had residual value guarantees on operating lease commitments of $2 million. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. The Company accrues for all guarantees that it expects to pay. As at June 30, 2020, these accruals amounted to $6 million, reduced from $10 million at December 31, 2019, as a result of settlements.

Contractual Commitments

The following table indicates the Company’s obligations and commitments to make future payments for contracts such as debt, leases, and commercial arrangements as at June 30, 2020.

Payments due by period (in millions)	Total	2020	2021 & 2022	2023 & 2024	Thereafter
Contractual commitments
Interest on long-term debt and finance leases	$11,821	$237	$885	$766	$9,933
Long-term debt	9,486	55	876	594	7,961
Finance leases	157	4	119	15	19
Operating leases(1)	389	36	126	97	130
Supplier purchases	1,949	241	832	493	383
Other long-term liabilities(2)	474	28	104	100	242
Total contractual commitments	$24,276	$601	$2,942	$2,065	$18,668

(1)	Residual value guarantees on certain leased equipment with a maximum exposure of $2 million are not included in the minimum payments shown above.

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

The following table outlines the Company’s commitments to make future payments for letters of credit and capital expenditures as at June 30, 2020:

Payments due by period (in millions)	Total	2020	2021 & 2022	2023 & 2024	Thereafter
Certain other financial commitments
Letters of credit	$62	$62	$—	$—	$—
Capital commitments	581	233	206	70	72
Total certain other financial commitments	$643	$295	$206	$70	$72

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

Following completion of the January 1, 2020 actuarial valuations of the Canadian pension plans, CP has changed its estimate of aggregate pension contributions, including its defined benefit and defined contribution plans, to be in the range of $40 million to $50 million in 2020, a reduction of $25 million from the previous estimate. The estimate for 2021 to 2023 remains in the range of $50 million to $100 million per year. There have been no other material changes to the Company's critical accounting estimates in the first six months of 2020.

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

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; the satisfaction by third parties of their obligations to the Company; and the anticipated impacts of the COVID-19 pandemic on the Company’s business, operating results, cash flows and/or financial condition. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to interest rate risk during the three and six months ended June 30, 2020 from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of CP's 2019 Annual Report on Form 10-K. Refer to information on foreign exchange risk and share price impact on stock-based compensation discussed below:

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets, and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar positively (or negatively) impacts Total revenues by approximately $30 million (2019 - approximately $28 million), negatively (or positively) impacts Operating expenses by approximately $15 million (2019 - approximately $15 million), and negatively (or positively) impacts Net interest expense by approximately $3 million (2019 - approximately $3 million).

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at June 30, 2020, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other (income) expense. For further information on the net investment hedge, please refer to Financial Statements, Note 19 Financial instruments of CP's 2019 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

Based on information available at June 30, 2020, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.5 million to $0.6 million (2019 - approximately $0.4 million to $0.6 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 14 Stock-based compensation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2020, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 15 Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2019 Annual Report on Form 10-K, with the exception of those discussed below.

The COVID-19 pandemic has negatively affected and may continue to negatively affect the Company's business and operating results

In the second quarter of 2020, the effects of the Coronavirus and the disease it causes (known as "COVID-19") on consumer demand resulted in lower volumes in several of the Company's lines of business, including Energy, chemicals and plastics, Metals, minerals and consumer products, Intermodal, and Automotive. The future impacts of COVID-19 on the Company's business or operating and financial results are unpredictable and cannot be identified with certainty at this time. The widespread health crisis has adversely affected the global economy and resulted in a widespread economic downturn which has adversely impacted and could continue to adversely impact demand for our services and otherwise cause interruptions, including fluctuations to commodity prices, disruptions or restrictions on the ability to transport freight in the ordinary course, temporary closures of facilities and ports, or the facilities and ports of our customers, partners, suppliers or other third-party service providers, and/or changes to export/import restrictions. The pandemic caused by COVID-19 has impacted and may continue to impact the seasonal trends that typically characterize our revenues and operating income. There is no assurance that the outbreak will not continue to have a material adverse impact on our business or results of operations. Further, our operations could be negatively affected if a significant number of our employees are unable to perform their normal duties because of contracting COVID-19 or based on further direction from governments, public health authorities or regulatory agencies. The extent of the impact, if any, will depend on developments beyond our control, including actions taken by governments, financial institutions, monetary policy authorities, and public health authorities to contain and respond to public health concerns and general economic conditions as a result of the pandemic. The COVID-19 pandemic may also result in substantial market volatility and declines, which could adversely impact future net periodic benefit costs and funding requirements of CP’s pension plans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP has established a share repurchase program which is further described in Item 1. Financial Statements, Note 12 Shareholders' equity. The following table presents the number of Common Shares repurchased during each month of the second quarter of 2020 and the average price paid by CP for the repurchase of such Common Shares.

2020	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	—	$—	—	3,046,599
May 1 to May 31	—	—	—	3,046,599
June 1 to June 30	150,860	341.27	150,860	2,895,739
Ending Balance	150,860	$341.27	150,860	N/A

(1)	Includes shares repurchased but not yet cancelled at quarter end.

(2)	Includes brokerage fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
22.1*	List of Issuers and Guarantor Subsidiaries
31.1*	CEO Rule 13a-14(a) Certifications
31.2*	CFO Rule 13a-14(a) Certifications
32.1*	CEO Section 1350 Certifications
32.2*	CFO Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2020 and 2019; (ii) the Interim Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2020 and 2019; (iii) the Interim Consolidated Balance Sheets at June 30, 2020, and December 31, 2019; (iv) the Interim Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2020 and 2019; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the second quarters and first six months ended June 30, 2020 and 2019; and (vi) the Notes to Interim Consolidated Financial Statements.

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

Dated: July 22, 2020