Form 10-K
period 2020-12-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2021-02-18
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, in U.S. dollars, was $34,600,245,541, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

As of the close of business on February 17, 2021, there were 133,297,236 shares of the registrant's common shares outstanding.

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

1 CP 2020 ANNUAL REPORT

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-K TABLE OF CONTENTS

CP 2020 ANNUAL REPORT 2
PART I

3 CP 2020 ANNUAL REPORT

ITEM 1. BUSINESS

Company Overview
Canadian Pacific Railway Limited (“CPRL”), together with its subsidiaries (“CP” or the “Company”), owns and operates a transcontinental freight railway in Canada and the United States (“U.S.”). CP provides rail and intermodal transportation services over a network of approximately 13,000 miles, directly serving the principal business centres of Canada from Montréal, Québec, to Vancouver, British Columbia ("B.C."), and the U.S. Northeast and Midwest regions. CP’s railway network feeds directly into the U.S. heartland from the East and West coasts. Agreements with other carriers extend the Company's market reach in Canada, through the U.S. and into Mexico. CP transports bulk commodities, merchandise freight and intermodal traffic. For additional information regarding CP's network and geographical locations, refer to Item 2. Properties.

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

Strategy
CP is continuing the journey to become the best railway in North America, with a culture of responsibility and accountability focused on five key foundations:

•Provide Service: Providing efficient and consistent transportation solutions for the Company’s customers. “Doing what we say we are going to do” is what drives CP in providing a reliable product with a lower cost operating model. Centralized planning aligned with local execution is bringing the Company closer to the customer and accelerating decision-making.
•Control Costs: Controlling and removing unnecessary costs from the organization, eliminating bureaucracy and continuing to identify productivity enhancements are the keys to success.
•Optimize Assets: Through longer and heavier trains, and improved asset utilization, the Company is moving increased volumes with fewer locomotives and cars while unlocking capacity for future growth potential.
•Operate Safely: Each year, CP safely moves millions of carloads of freight across North America while ensuring the safety of our people and the communities through which we operate. Safety is never to be compromised. CP strives for continuous implementation of state-of-the-art safety technology, safety management systems, and safety culture with our employees to ensure safe, efficient operations across our network.
•Develop People: CP recognizes that none of the other foundations can be achieved without its people. Every CP employee is a railroader and the Company has established a culture focused on our values of accountability, diversity and pride, in everything we do. Coaching and mentoring all employees into becoming leaders will continue to drive CP forward.
Starting in 2012, CP transformed its operations by investing in the network and executing a precision scheduled railroading model that lowers costs, optimizes assets, and provides better, more competitive service.

Today, we continue to apply our long-term strategy: leverage our lower cost base, network strengths and improved service to drive sustainable, profitable growth. While the accomplishments during the turnaround were tremendous, CP’s journey to become North America’s best-performing rail carrier is far from over. As a Company, we will remain focused on our next level of service, productivity, and innovation to continue to generate sustainable value for our customers and results for our shareholders.

Business Developments
COVID-19 pandemic
The effects of the COVID-19 pandemic on consumer demand resulted in lower volumes in the following lines of business: Energy, chemicals and plastics, Metals, minerals and consumer products, and Automotive.

As COVID-19 continued to spread throughout Canada and the United States during 2020, CP conducted business as usual, to the greatest extent possible in the circumstances, while continuing to apply the principles of precision scheduled railroading to respond to changes in demand. The Company is continuing to take a variety of measures to ensure the availability of its transportation services throughout our network, promote the safety and security of our

CP 2020 ANNUAL REPORT 4
employees, and support the communities in which we operate. Certain modifications the Company has made in response to the COVID-19 pandemic include but are not limited to: implementing periods of working at home for certain office employees; restricting employee business travel; implementing post-travel employee screening; strengthening clean workplace practices; reinforcing socially responsible sick leave recommendations; limiting visitor and third-party access to Company facilities; launching internal COVID-19 resources for employees; creating a pandemic response team comprised of employees and members of senior management; and encouraging telephonic and video conference-based meetings along with other hygiene and social distancing practices recommended by health authorities including Health Canada, the U.S. Centers for Disease Control and Prevention, and the World Health Organization. CP supported employees by working with labour unions to shorten recall times to be prepared for demand increases while supplementing employment insurance payments and maintaining health benefit coverage for employees during that period. CP also awarded a bonus for our frontline employees who worked or were laid off in 2020 due to the COVID-19 pandemic. CP is responding to this crisis through measures designed to protect our workforce and prevent disruptions to the central role the Company's operations provide to the North American economy. CP's service is deemed essential as part of the transportation industry. We believe that we remain well positioned to adjust to market conditions to assist our customers as they work to manage their supply chain and inventories.

Preventative measures that serve to minimize the risk of exposure to COVID-19 remain in effect, including modifying our workspace to implement physical distancing measures, and continuously reevaluating our efforts with safety as a top priority.

In addition to the above, we have also observed many other companies, including companies in our industry, taking precautionary and preemptive actions to address the COVID-19 pandemic, and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that could materially alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our employees, customers, shareholders, partners, suppliers, and other stakeholders.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A. Risk Factors.

Other current business developments
On January 27, 2021, CP announced its Board of Directors will seek shareholder and regulatory approval for the implementation of a five-for-one share split of CP's issued and outstanding common shares. The share split is subject to the approval of shareholders at the Annual and Special Meeting of Shareholders scheduled to be held on April 21, 2021 and to the requirements of the Toronto Stock Exchange ("TSX") and New York Stock Exchange ("NYSE"). CP also announced a normal course issuer bid ("NCIB") commencing January 29, 2021, to purchase up to 3.33 million Common Shares in the open market for cancellation before January 28, 2022.

On December 22, 2020, CP acquired full ownership of the Detroit River Tunnel Partnership ("DRTP"), which owns a 1.6-mile rail tunnel linking Windsor, Ontario, and Detroit, Michigan. The purchase price for the transaction was approximately $398 million, net of cash acquired. CP previously owned a 16.5 percent interest in the partnership and was its designated operator. The acquisition will reduce CP’s operating costs related to movements through the tunnel while further integrating the eastern part of our network. For additional information regarding this acquisition, refer to Item 8. Financial Statements and Supplementary Data, Note 10 Business combination.

In the fourth quarter of 2020, CP announced its plan to develop North America's first line-haul hydrogen-powered locomotive. CP's Hydrogen Locomotive Program will retrofit a line-haul locomotive with hydrogen fuel cells and battery technology to drive the locomotive's electric traction motors. Once operational, CP will conduct rail service trials and qualification testing to evaluate the technology's readiness for the freight-rail sector. The work builds on CP's prior experience with testing low-emitting locomotive technologies, including biofuels, compressed natural gas and battery-powered solutions. This project aligns with CP's focus on finding innovative solutions to support a sustainable future.

In the fourth quarter of 2020, CP received a leadership level score of A- from CDP for its 2020 climate change disclosure. This accomplishment represented a significant milestone in CP's journey to integrate climate-related risks and opportunities into the company's sustainability programs and reporting practices. CDP is an internationally recognized non-profit organization that runs a global environmental disclosure platform assessing companies on their climate-related performance and transparency.

In the fourth quarter of 2020, CP was added to the 2020 Dow Jones Sustainability Index North America. The index measures corporate sustainability leaders' performance through a comprehensive assessment of economic, environmental and social criteria. The top companies were selected from a record number of participants.

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

5 CP 2020 ANNUAL REPORT

On July 21, 2020, CP increased its quarterly dividend to $0.95 per share on the outstanding Common Shares, from $0.83 per share from the prior quarter.

In the second quarter of 2020, CP completed its previously announced acquisition of Central Maine and Québec Railway U.S. Inc. ("CMQ U.S."). Together with the December 30, 2019 completion of the acquisition of Central Maine & Québec Railway Canada Inc. ("CMQ Canada"), the acquisition of CMQ U.S. completed CP's purchase of the entire Central Maine & Québec Railway ("CMQ") network originally announced on November 20, 2019, for approximately $174 million (U.S. $133 million). CMQ U.S. and CMQ Canada will continue to operate in the U.S. and in Canada respectively as subsidiaries of CP. CMQ owns rail lines primarily in Québec and Maine, stretching approximately 481 miles, and primarily moving forest products, refined petroleum products, chemicals and plastics. This acquisition provides CP with strategic access into the U.S. Northeast and Atlantic Canada. The transaction provides CP customers with seamless, safe and efficient access to ports at Searsport, Maine, and to Saint John, New Brunswick, via Eastern Maine Railway Company and New Brunswick Southern Railway. With the CMQ acquisition, CP is now a 13,000-mile rail network connecting the Atlantic coast to the Pacific coast across six Canadian provinces and 11 U.S. states. For additional information regarding this acquisition, refer to Item 8. Financial Statements and Supplementary Data, Note 10 Business combination.

On April 21, 2020, the Company held its annual meeting of shareholders, which was conducted via a virtual only format by live webcast online for the first time. All 11 director nominees were elected.

Prior Developments
On December 17, 2019, the Company announced an NCIB, commencing December 20, 2019, to purchase up to 4.80 million Common Shares in the open market for cancellation before December 19, 2020.

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

Operations
The Company operates in only one operating segment: rail transportation. Although the Company provides a breakdown of revenue by business line, the overall financial and operational performance of the Company is analyzed as one segment due to the integrated nature of the rail network. Additional information regarding the Company's business and operations, including revenue and financial information, and information by geographic location is presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Note 27 Segmented and geographic information.

CP 2020 ANNUAL REPORT 6
Lines of Business
The Company transports bulk commodities, merchandise freight, and intermodal traffic. Bulk commodities, which typically move in large volumes across long distances, include Grain, Coal, Potash, and Fertilizers and sulphur. Merchandise freight consists of industrial and consumer products, such as Energy, chemicals and plastics, Metals, minerals and consumer products, Forest products, and Automotive. Intermodal traffic consists largely of retail goods in overseas containers that can be transported by train, ship and truck, and in domestic containers and trailers that can be moved by train and truck.

The Company’s revenues are primarily derived from transporting freight. The following chart shows the Company's Freight revenue by each line of business in 2020, 2019 and 2018:

2020 Freight Revenues

Intermodal: 21%
Grain: 22%
Coal: 9%
Potash: 6%
Fertilizers & sulphur: 3%
Forest products: 4%
Energy, chemicals & plastics: 20%
Metals, minerals & consumer products: 10%
Automotive: 5%

Intermodal: 22%
Grain: 22%
Coal: 9%
Potash: 7%
Fertilizers & sulphur: 3%
Forest products: 4%
Energy, chemicals & plastics: 17%
Metals, minerals & consumer products: 11%
Automotive: 5%

2019 Freight Revenues	2018 Freight Revenues

7 CP 2020 ANNUAL REPORT

In 2020, the Company generated Freight revenues totalling $7,541 million ($7,613 million in 2019 and $7,152 million in 2018). The following charts compare the percentage of the Company’s total Freight revenues derived from each of the three major business lines in 2020, 2019 and 2018:

2020 Freight Revenues	2019 Freight Revenues	2018 Freight Revenues

BULK
The Company’s Bulk business represented approximately 43% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Bulk freight revenues by commodity business in 2020, 2019 and 2018:

2020 Bulk Revenues	2019 Bulk Revenues	2018 Bulk Revenues
(43% of Freight Revenues)	(40% of Freight Revenues)	(41% of Freight Revenues)

CP 2020 ANNUAL REPORT 8
Grain
The Company’s Grain business represented approximately 58% of Bulk revenues, and was 24% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Grain freight revenues generated from Canadian and U.S. shipments in 2020, 2019 and 2018:

2020 Grain Revenues	2019 Grain Revenues	2018 Grain Revenues
(58% of Bulk Revenues; 24% of Freight Revenues)	(55% of Bulk Revenues; 22% of Freight Revenues)	(53% of Bulk Revenues; 22% of Freight Revenues)

CP's Grain network is unique among railways in North America as it is strategically positioned in the heart of grain-producing regions of western Canada and the Northern Plains of the U.S. Canadian grain transported by CP consists of both whole grains, such as wheat, canola, durum, pulses, and barley, and processed products such as oils, meals, and malt. This business is centred in the Canadian Prairies (Saskatchewan, Alberta, and Manitoba), with grain shipped primarily west to the Port of Vancouver, and east to the Port of Thunder Bay for export. Grain is also shipped to the U.S., to eastern Canada, and to Mexico for domestic consumption.

Canadian grain includes a division of business that is regulated by the Canadian government through the Canada Transportation Act (“CTA”). This regulated business is subject to a maximum revenue entitlement (“MRE”). Under the CTA, railways can set their own rates for individual movements. However, the MRE governs aggregate revenue earned by the railway based on a formula that factors in the total volumes, length of haul, average revenue per ton, and inflationary adjustments. The regulation applies to western Canadian export grain shipments to the ports of Vancouver and Thunder Bay.

U.S. grain transported by CP consists of both whole grains, such as wheat, soybeans, corn and durum, and processed products such as feed, meals and flour. This business is centred in the states of Minnesota, North Dakota, and Iowa. Grain destined for domestic consumption moves east via Chicago, to the U.S. Northeast or is interchanged with other carriers to the U.S. Pacific Northwest and U.S. Southeast. In partnership with other railways, CP also moves grain to export terminals in the U.S. Pacific Northwest and the Gulf of Mexico. Export grain traffic is also shipped to ports at Superior and Duluth.

9 CP 2020 ANNUAL REPORT

Coal
The Company’s Coal business represented approximately 18% of Bulk revenues, and was 8% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Coal freight revenues generated from Canadian and U.S. shipments in 2020, 2019 and 2018:

2020 Coal Revenues	2019 Coal Revenues	2018 Coal Revenues
(18% of Bulk Revenues; 8% of Freight Revenues)	(22% of Bulk Revenues; 9% of Freight Revenues)	(23% of Bulk Revenues; 9% of Freight Revenues)

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

Potash
The Company's Potash business represented approximately 15% of Bulk revenues, and was 7% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Potash freight revenues generated from export and domestic potash shipments in 2020, 2019 and 2018:

2020 Potash Revenues	2019 Potash Revenues	2018 Potash Revenues
(15% of Bulk Revenues; 7% of Freight Revenues)	(15% of Bulk Revenues; 6% of Freight Revenues)	(16% of Bulk Revenues; 7% of Freight Revenues)

The Company’s Potash traffic moves mainly from Saskatchewan to offshore markets through the ports of Vancouver, Portland, and Thunder Bay, and to markets in the U.S. All potash shipments for export beyond Canada and the U.S. are marketed by Canpotex Limited and K+S Potash Canada. Canpotex is an

CP 2020 ANNUAL REPORT 10
export company owned in equal shares by Nutrien Ltd. and The Mosaic Company. Independently, these producers move domestic potash with CP primarily to the U.S. Midwest for local application.

Fertilizers and Sulphur
The Company's Fertilizers and sulphur business represented approximately 9% of Bulk revenues, and was 4% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Fertilizers and sulphur freight revenues generated from dry fertilizers, wet fertilizers and sulphur transportation in 2020, 2019 and 2018:

2020 Fertilizers & Sulphur Revenues	2019 Fertilizers & Sulphur Revenues	2018 Fertilizers & Sulphur Revenues
(9% of Bulk Revenues; 4% of Freight Revenues)	(8% of Bulk Revenues; 3% of Freight Revenues)	(8% of Bulk Revenues; 3% of Freight Revenues)

Dry fertilizers include: phosphate, urea, ammonium sulphate, and nitrate. Wet fertilizers are primarily anhydrous ammonia. More than half of CP's fertilizer shipments originate from production facilities in Alberta, where abundant sources of natural gas and other chemicals provide feedstock for fertilizer production.

Most sulphur is produced in Alberta as a byproduct of processing sour natural gas, refining crude oil, and upgrading bitumen produced in the Alberta oil sands. Sulphur is a raw material used primarily in the manufacturing of sulphuric acid, which is used most extensively in the production of phosphate fertilizers.

MERCHANDISE
The Company’s Merchandise business represented approximately 36% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Merchandise freight revenue by commodity business in 2020, 2019 and 2018:

2020 Merchandise Revenues	2019 Merchandise Revenues	2018 Merchandise Revenues
(36% of Freight Revenues)	(39% of Freight Revenues)	(37% of Freight Revenues)

11 CP 2020 ANNUAL REPORT

Merchandise products move in both mixed freight and unit trains, in a variety of car types. Service involves delivering products to many different customers and destinations. In addition to traditional rail service, CP moves merchandise traffic through a network of truck-rail transload facilities, expanding the reach of CP's network to non-rail served facilities.

Forest Products
The Company’s Forest products business represented approximately 12% of Merchandise revenues, and was 4% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Forest products freight revenues generated from pulp and paper (wood pulp, paperboard, newsprint, and paper), lumber and panel, and other shipments in 2020, 2019 and 2018:

2020 Forest Products Revenues	2019 Forest Products Revenues	2018 Forest Products Revenues
(12% of Merchandise Revenues; 4% of Freight Revenues)	(10% of Merchandise Revenues; 4% of Freight Revenues)	(11% of Merchandise Revenues; 4% of Freight Revenues)

Forest products traffic includes pulp and paper, and lumber and panel shipped from key producing areas in B.C., Ontario, Québec, Alberta, and New Brunswick, to destinations throughout North America, including Vancouver and Montreal to export markets.

Energy, Chemicals and Plastics
The Company’s Energy, chemicals and plastics business represented approximately 54% of Merchandise revenues, and was 20% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Energy, chemicals and plastics freight revenues generated from petroleum products, crude, chemicals, biofuels, and plastics shipments in 2020, 2019 and 2018:

2020 Energy, Chemicals & Plastics Revenues	2019 Energy, Chemicals & Plastics Revenues	2018 Energy, Chemicals & Plastics Revenues
(54% of Merchandise Revenues; 20% of Freight Revenues)	(52% of Merchandise Revenues; 20% of Freight Revenues)	(47% of Merchandise Revenues; 17% of Freight Revenues)

CP 2020 ANNUAL REPORT 12
Petroleum products consist of commodities such as liquefied petroleum gas ("LPG"), fuel oil, asphalt, gasoline, condensate (diluent), and lubricant oils. The majority of the Company’s western Canadian energy traffic originates in the Alberta Industrial Heartland, Canada's largest hydrocarbon processing region, and Saskatchewan. The Bakken formation region in Saskatchewan and North Dakota is another source of condensate, LPG, and other refined petroleum. Interchanges with several rail interline partners give the Company access to destination and export markets in the U.S. West Coast, the U.S. Midwest, and Mexico, as well as the Texas and Louisiana petrochemical corridor and port connections.

Crude moves from production facilities throughout Alberta, North Dakota, and Saskatchewan. CP provides efficient routes to refining markets in the Gulf Coast, the U.S. Northeast, and the West Coast through connections with our railway partners.

The Company’s chemical traffic includes products such as ethylene glycol, caustic soda, sulphuric acid, methanol, styrene, and soda ash. These shipments originate from western Canada, the Gulf of Mexico, the U.S. Midwest, and eastern Canada, and move to end markets in Canada, the U.S. and overseas.

CP's biofuels traffic originates mainly from facilities in the U.S. Midwest, shipping primarily to destinations in the U.S. Northeast.

The most commonly shipped plastics products are polyethylene and polypropylene. Approximately half of the Company’s plastics traffic originates in central and northern Alberta and moves to various North American destinations.

Metals, Minerals and Consumer Products
The Company’s Metals, minerals and consumer products business represented approximately 22% of Merchandise revenues, and was 8% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Metals, minerals and consumer products freight revenues generated from aggregates (excluding frac sand), steel, frac sand, food and consumer products, and non-ferrous metals transportation in 2020, 2019 and 2018:

2020 Metals, Minerals & Consumer Products Revenues	2019 Metals, Minerals & Consumer Products Revenues	2018 Metals, Minerals & Consumer Products Revenues
(22% of Merchandise Revenues; 8% of Freight Revenues)	(26% of Merchandise Revenues; 10% of Freight Revenues)	(30% of Merchandise Revenues; 11% of Freight Revenues)

Aggregate products include coarse particulate and composite materials such as cement, limestone, clay, and gypsum. Cement is the leading commodity within aggregates, and is shipped directly from production facilities in Alberta, Québec, and Ontario to energy and construction projects in the U.S. Midwest, Canadian Prairies, and the U.S. Pacific Northwest.

The majority of frac sand originates at mines located along the Company’s network in Wisconsin and moves to the Bakken, Marcellus Shale, Permian Basin, and other shale formations across North America.

CP transports steel in various forms from mills in the U.S. Midwest, Ontario, and Saskatchewan to a variety of industrial users. The Company carries base metals such as aluminum, zinc, and lead. CP also moves ores from mines to smelters and refineries for processing, and the processed metal to automobile and consumer products manufacturers.

Food, consumer, and other products traffic consists of a diverse mix of goods, including food products, railway equipment, building materials, and waste products.

13 CP 2020 ANNUAL REPORT

Automotive
The Company’s Automotive business represented approximately 12% of Merchandise revenues, and was 4% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Automotive freight revenues generated by movements of finished vehicles from Canadian, U.S., overseas, and Mexican origins, machinery, and parts and other in 2020, 2019 and 2018:

2020 Automotive Revenues	2019 Automotive Revenues	2018 Automotive Revenues
(12% of Merchandise Revenues; 4% of Freight Revenues)	(12% of Merchandise Revenues; 5% of Freight Revenues)	(12% of Merchandise Revenues; 5% of Freight Revenues)

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

INTERMODAL
The Company’s Intermodal business represented approximately 21% of total Freight revenues in 2020.

The following charts compare the percentage of the Company's Intermodal freight revenues generated from Canada, ports, cross border transportation, other international, and U.S. in 2020, 2019 and 2018:

2020 Intermodal Revenues	2019 Intermodal Revenues	2018 Intermodal Revenues
(21% of Freight Revenues)	(21% of Freight Revenues)	(22% of Freight Revenues)

Domestic intermodal freight consists primarily of manufactured consumer products that are predominantly moved in 53-foot containers within North America. International intermodal freight moves in marine containers to and from ports and North American inland markets.

CP 2020 ANNUAL REPORT 14
CP’s domestic intermodal business moves goods from a broad spectrum of industries including wholesale, retail, food, forest products, and various other commodities. Key service factors in domestic intermodal include consistent on-time delivery, the ability to provide door-to-door service, and the availability of value-added services. The majority of the Company’s domestic intermodal business originates in Canada, where CP markets its services directly to retailers and manufacturers, providing complete door-to-door service and maintaining direct relationships with its customers. In the U.S., the Company’s service is delivered mainly through intermodal marketing companies.

CP’s international intermodal business consists primarily of containerized traffic moving between the ports of Vancouver, Montréal, Saint John, and inland points across Canada and the U.S. Import traffic from the Port of Vancouver is mainly long-haul business destined for eastern Canada and the U.S. Midwest and Northeast. CP works closely with the Port of Montréal, a major year-round East Coast gateway to Europe, to serve markets primarily in the U.S. Midwest and Canada. CP's access to the Port of Saint John provides the fastest rail service from the east coast to the Canadian and U.S. Midwest markets for import and export cargo from Europe, South America, and Asia.

Fuel Cost Adjustment Program
The short-term volatility in fuel prices may adversely or positively impact revenues. CP employs a fuel cost adjustment program designed to respond to fluctuations in fuel prices and help reduce volatility to changing fuel prices. Fuel surcharge revenues are earned on individual shipments and are based primarily on the price of On-Highway Diesel. As such, fuel surcharge revenues are a function of freight volumes and fuel prices. Fuel surcharge revenues accounted for approximately 4% of the Company's Freight revenues in 2020. The Company is also subject to carbon taxation systems and levies in some jurisdictions in which it operates, the costs of which are passed on to the shipper. As such, fuel surcharge revenue includes carbon taxes and levy recoveries.

Freight revenues included fuel surcharge revenues of $297 million in 2020, a decrease of $167 million, or 36%, from $464 million in the same period of 2019. This decrease was primarily due to lower fuel prices. This decrease was partially offset by the timing of recoveries from CP's fuel cost adjustment program and increased carbon tax recoveries.

Non-freight Revenues
Non-freight revenues accounted for approximately 2% of the Company’s Total revenues in 2020. Non-freight revenues are generated from leasing certain assets; other arrangements, including logistical services and contracts with passenger service operators; and switching fees.

Significant Customers
For each of the years ended December 31, 2020, 2019 and 2018, the company's revenues and operations were not dependent on any major customers.

Competition
The Company is in the ground transportation and logistics business. The Company sees competition in this segment from other railways, motor carriers, ship and barge operators, and pipelines. Depending on the specific market, competing railways, motor carriers, and other competitors may exert pressure on price and service levels. The Company continually evaluates the market needs and the competition. The Company responds as it deems appropriate to provide competitive services to the market. This includes developing new offerings such as transload facilities, new train services, and other logistics services.

Seasonality
Volumes and revenues from certain goods are stronger during different periods of the year. First-quarter revenues are typically lower mainly due to winter weather conditions, closure of the Port of Thunder Bay, and reduced transportation of retail goods. Second and third quarter revenues generally improve compared to the first quarter, as fertilizer volumes are typically highest during the second quarter and demand for construction-related goods is generally highest in the third quarter. Revenues are typically strongest in the fourth quarter, primarily as a result of the transportation of grain after the harvest, fall fertilizer programs, and increased demand for retail goods moved by rail. Operating income is also affected by seasonal fluctuations. Operating income is typically lowest in the first quarter, due to lower freight revenue and higher operating costs associated with winter conditions.

15 CP 2020 ANNUAL REPORT

Government Regulation
The Company’s railway operations are subject to extensive federal laws, regulations, and rules in both Canada and the U.S., which directly affect how operations and business activities are managed.

Economic Regulation - Canada
The Company’s rail operations in Canada are subject to economic regulation by the Canadian Transportation Agency (the "Agency”) as delegated by the Canada Transportation Act. The Canada Transportation Act indirectly regulates rates by providing remedies for freight rates, including ancillary charges, remedies for level of service, long-haul interswitching rates, and regulated interswitching rates in Canada. The CTA regulates the MRE for the movement of export grain, construction and abandonment of railways, commuter and passenger access, and noise and vibration-related disputes.

In 2018, the Transportation Modernization Act became law. The legislation amended the Canada Transportation Act and the Railway Safety Act ("RSA"), among other Acts, to (1) replace the previous 160 kilometre extended interswitching limit and the competitive line rate provisions with a new long-haul interswitching regime; (2) modify the existing Level of Service remedy for shippers by instructing the Agency to determine, upon receipt of a complaint, if a railway company is fulfilling its common carrier obligation to the “highest level of service that is reasonable in the circumstances”; (3) allow the existing Service Level Agreement arbitration remedy to include the consideration of reciprocal financial penalties; (4) increase the threshold for summary Final Offer Arbitration from $750,000 to $2 million; (5) bifurcate the Volume-Related Composite Price Index component of the annual MRE determination for transportation of regulated grain, to encourage hopper car investment by CP and Canadian National Railway ("CN"); (6) mandate the installation of locomotive voice and video recorders ("LVVRs"), with statutory permission for random access by railway companies and Transport Canada ("TC") to the LVVR data in order to proactively strengthen railway safety in Canada; and (7) compel railways to provide additional data to the federal government.

Economic Regulation - U.S.
The Company’s U.S. rail operations are subject to economic regulation by the Surface Transportation Board (the “STB”). The STB provides economic regulatory oversight and administers Title 49 of the United States Code and related Code of Federal Regulations. The STB has jurisdiction over railroad rate and service issues and proposed railroad mergers and other transactions.

The STB Reauthorization Act of 2015 resulted in numerous changes to the structure and composition of the STB, removing it from under the Department of Transport and establishing the STB as an independent U.S. agency, as well as increasing STB Board membership from three to five members. Notably, the law vests in the STB certain limited enforcement powers, by authorizing it to investigate rail carrier violations on the STB Board’s own initiative. The law also requires the STB to establish a voluntary binding arbitration process to resolve rail rate and practice disputes.

Safety Regulation - Canada
The Company’s operations in Canada are subject to safety regulatory oversight by TC pursuant to the RSA. The RSA regulates safety-related aspects of railway operations in Canada, including the delegation of inspection, investigation and enforcement powers to TC. TC is also responsible for overseeing the transportation of dangerous goods as set out under the Transportation of Dangerous Goods Act ("TDGA").

After the tragic accident in Lac-Mégantic, Québec, in July 2013 involving a non-related short-line railway company, the Government of Canada implemented several measures pursuant to the RSA and the TDGA. These modifications implemented changes with respect to rules associated with securing unattended trains; the classification of crude being imported, handled, offered for transport, or transported; and the provision of information to municipalities through which dangerous goods are transported by rail. The U.S. federal government has taken similar actions. These changes did not have a material impact on CP’s operating practices.

In 2015, An Act to amend the Canada Transportation Act and the Railway Safety Act became law. The legislation sets out minimum insurance requirements for federally regulated railways based on amounts of crude and toxic inhalation hazards ("TIH") or poisonous inhalation hazards moved. It also imposes strict liability; limits railway liability to the minimum insurance level; mandates the creation of a fund paid for by levies on crude shipments, to be utilized for damages beyond a railway's liability; allows railways and insurers to maintain rights to pursue other parties (subrogation); and prevents shifting liability to shippers from railways except through written agreement.

The Company is allocating resources, including working with public and private rail crossing owners, to meet the Grade Crossings Regulations, under the RSA, which came into force in 2014. The regulations require existing crossings to meet specified safety standards by November 2021.

On November 25, 2020, the Minister of Transport announced updated Duty and Rest Period Rules for Railway Operating Employees. The new rules, founded on modern-day fatigue management principles, reduce the length of a duty period and increase the length of the minimum rest period between shifts. The rules establish limits on the total number of duty hours, 60 hours in a seven-day period and 192 hours in a 28-day period. These requirements will be phased in 30 months from the date of the announcement. The new rules also require federally regulated railways, including the Company, to complete a Fatigue Management Plan by November 25, 2021, and implement the Fitness for Duty provisions by November 25, 2022.

CP 2020 ANNUAL REPORT 16
Safety Regulation - U.S.
The Company’s U.S. operations are subject to safety regulations enforced by the Federal Railroad Administration (“FRA”), and the Pipelines and Hazardous Materials Safety Administration (“PHMSA”). The FRA regulates safety-related aspects of the Company’s railway operations in the U.S. under the Federal Railroad Safety Act, as well as rail portions of other safety statutes. The PHMSA regulates the safe transportation of all hazardous materials by rail.

On October 29, 2015, the Surface Transportation Extension Act of 2015 ("STEA") was signed into law. The law extends, by three years, the deadline for the U.S. rail industry to implement Positive Train Control (“PTC”), a set of highly advanced technologies designed to prevent train-to-train collisions, speed-related derailments, and other accidents caused by human error by determining the precise location, direction and speed of trains, warning train operators of potential problems, and taking immediate action if an operator does not respond. Legislation passed by the U.S. Congress in 2008 mandated that PTC systems be operable by the end of 2015 on rail lines used to transport passengers or toxic-by-inhalation materials. The STEA extended the deadline to install and activate PTC to December 31, 2018, with an optional two-year extension (December 31, 2020) under certain circumstances. The Company received the two-year extension to ensure safe and effective implementation of PTC on its rail network. CP successfully implemented PTC and was PTC compliant as of December 1, 2020.

For further details on the capital expenditures associated with compliance with the PTC regulatory mandate, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental, and other matters.

Environmental Laws and Regulations
The Company’s operations and real estate assets are subject to extensive federal, provincial, state, and local environmental laws and regulations governing emissions to the air, management and remediation of historical contaminant sites, discharges to waters and the handling, storage, transportation, and disposal of waste and other materials. If the Company is found to have violated such laws or regulations, it could have a material adverse effect on the Company’s business, financial condition, or operating results. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results, financial condition, and reputation.

The Company has implemented an Environmental Management System to facilitate the reduction of environmental risk. Specific environmental programs are in place to address areas such as air emissions, wastewater, management of vegetation, chemicals and waste, storage tanks, and fueling facilities. CP has also undertaken environmental impact assessments and risk assessments to identify, prevent, and mitigate environmental risks. There is continued focus on preventing spills and other incidents that have a negative impact on the environment. There is an established strategic emergency response contractor network, and spill equipment kits are located across Canada and the U.S. to ensure a rapid and efficient response in the event of an environmental incident. In addition, emergency preparedness and response plans are regularly updated and tested. In 2020, updates to CP's comprehensive oil spill response plan were made in accordance with the changes in the PHMSA regulations.

The Company has developed an environmental audit program that comprehensively, systematically, and regularly assesses the Company’s facilities for compliance with legal requirements and the Company’s policies for conformance to accepted industry standards. Included in this is a corrective action follow-up process and semi-annual review by senior management.

CP focuses on key strategies, identifying tactics and actions to support and operationalize our environmental commitments. The Company’s strategies include:
•Implementing measures to minimize or prevent environmental impacts from our operations and facilities, and to ensure compliance with applicable environmental laws and regulations;
•Maintaining an Environmental Management System to provide consistent, effective guidance and resources to CP employees in regard to the management of air emissions, dangerous goods and waste materials, emergency preparedness and response, petroleum products management, and water and wastewater systems;
•Reducing environmental and safety risk through business processes to identify and mitigate potential environmental impacts related to all CP operations and activities;
•Ensuring that new or altered operations and other business activities are evaluated, planned, permitted in accordance with applicable regulations, and executed to mitigate environmental risk;
•Engaging with relevant stakeholders to consider and discuss CP’s environmental management practices and environmental issues and concerns associated with our operations;
•Employing best practices, proven technologies, and safe operating standards for activities involving elevated environmental risk; and
•Planning and preparing for emergency responses to ensure all appropriate steps are taken in the event of a derailment, spill, or other incident involving a release to the environment.

17 CP 2020 ANNUAL REPORT

Security
CP is subject to statutory and regulatory directives in Canada and the U.S. that address security concerns. CP plays a critical role in the North American transportation system. Rail lines, facilities and equipment, including railcars carrying hazardous materials, could be direct targets or indirect casualties of terrorist attacks, actions by criminal and non-criminal organizations, and activities by individuals. Regulations by the U.S. Department of Transportation and the Department of Homeland Security in the U.S. include speed restrictions, chain of custody and security measures, which can impact service and increase costs for the transportation of hazardous materials, especially TIH materials. New regulations published by TC under the TDGA have added requirements for railway companies to take actions to mitigate security risks of transporting dangerous goods by rail. In addition, insurance premiums for some or all of the Company’s current coverage could increase significantly, or certain coverage may not be available to the Company in the future. While CP will continue to work closely with Canadian and U.S. government agencies, future decisions by these agencies on security matters or decisions by the industry in response to security threats to the North American rail network could have a material adverse effect on the Company's business, financial condition, or operating results.

CP takes the following security measures:
•CP employs its own police service that works closely with communities and other law enforcement and government agencies to promote railway safety and infrastructure security. As a railway law enforcement agency, CP Police Services is headquartered in Calgary, with police officers assigned to over 25 field offices responsible for railway police operations in six Canadian provinces and 14 U.S. states. CP Police Services operates on the CP rail network as well as in areas where CP has non-railway operations;
•CP’s Police Communication Centre (“PCC”) operates 24 hours a day. PCC receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. PCC ensures that proper emergency responders are notified as well as governing bodies;
•CP’s Security Management Plan is a comprehensive, risk-based plan modelled on and developed in conjunction with the security plan prepared by the Association of American Railroads post-September 11, 2001. Under this plan, CP routinely examines and prioritizes railway assets, physical and cyber vulnerabilities, and threats, as well as tests and revises measures to provide essential railway security. To address cyber security risks, CP implements mitigation programs that evolve with the changing technology threat environment. The Company has also worked diligently to establish backup sites to ensure a seamless transition in the event that the Company's operating systems are the target of a cyber-attack. By doing so, CP is able to maintain network fluidity; and
•CP security efforts consist of a wide variety of measures including employee training, periodic security assessments, engagement with our customers, and training of emergency responders.

Human Capital Management
CP is focused on attracting, developing, and retaining a resilient, high performing workforce that delivers on providing service for our customers. CP's culture is guided by three core values: Accountability, Diversity, and Pride. These values drive our actions. Everything we do is grounded in precision scheduled railroading and our five foundations of Provide Service, Control Costs, Optimize Assets, Operate Safely, and Develop People.

At CP, our approximately 12,000-strong team of railroaders across North America underpin CP’s success and bring value to our customers and shareholders. Accordingly, Develop People is one foundation of how we do business, illustrating our focus and energy towards empowering our people, providing an engaging culture and cultivating an industry leading team.

Total Employees and Workforce
An employee is defined by the Company as an individual currently engaged in full-time, part-time, or seasonal employment with CP. The total number of employees as of December 31, 2020, was 11,890, a decrease of 804, or 6%, compared to 12,694 as at December 31, 2019, due to reduced workload as measured in GTMs and more efficient resource planning.

Workforce is defined as total employees plus contractors and consultants. The total workforce as at December 31, 2020 was 11,904, a decrease of 828, or 7%, compared to 12,732 as at December 31, 2019, due to more efficient resource planning. .

Unionized Workforce
Class I railways are party to collective bargaining agreements with various labour unions. The majority of CP's employees belong to labour unions and are subject to these agreements. CP manages collaborative relationships with union members in both Canada and the U.S.

CP employs approximately 12,000 active employees across North America with three-quarters based in Canada and the remainder in the United States. Unionized employees represent nearly 72% of our workforce and are represented by 36 active bargaining units.

Canada
Within Canada there are eight bargaining units representing approximately 6,600 Canadian unionized active employees. From time to time, we negotiate to renew collective agreements with various unionized groups of employees. In such cases, the collective agreements remain in effect until the bargaining process has been exhausted (pursuant to the Canada Labour Code). One agreement is pending ratification and one other remains open for renewal and is

CP 2020 ANNUAL REPORT 18
under negotiation as of December 31, 2020. Agreements are in place with the other six bargaining units in Canada, two are effective until December 31, 2021, and four are effective until 2022.

U.S.
In the U.S., there are currently 28 active bargaining units on three subsidiary railroads representing nearly 1,900 unionized active employees. Nine agreements are open for amendment and are under negotiation at this time. 15 agreements will become amendable in 2021 and one in 2022. Negotiations have been concluded with respect to the remaining three agreements which will expire beyond 2022.

Health and Safety
CP is an industry leader in rail safety and we are committed to protecting our employees, our communities, our environment, and our customers’ goods. This is CP's 15th consecutive year as industry leader in train accident statistics. Operate Safely is one of our five foundations of successful railroading and it starts with knowing and following the rules. Aside from running trains, many of our employees work in yards, terminals, and shops across our network with machinery and heavy equipment, or in extreme weather conditions. Their safety and security is of utmost importance to CP and is foundational to the way we view employee safety education and training. CP HomeSafeTM is an initiative designed to improve our safety culture by tapping into the human side of safety and promoting both safety engagement and feedback. HomeSafeTM puts everyone on the same level and empowers all employees to begin a safety conversation, no matter the rank or position. Safety performance is disclosed publicly on a quarterly basis using standardized metrics set out by the FRA. Additional information on FRA safety measures is included in Performance Indicators in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Talent Management
CP’s approach for talent management begins with our Human Resources department, which oversees recruitment, hiring, development, engagement, and retention with the current and future workforce and leadership of CP.

The Management Resources and Compensation Committee of the Board of Directors reviews and informs CP’s compensation plan and programming, and makes recommendations to the Board on succession planning for senior management and processes to identify, develop, and retain executive talent. Additionally, as part of CP’s succession planning program, senior leaders are actively engaged in building the pool of future leaders, and present their development plans to the Board.

CP maintains a number of internal policies related to recruitment, relocation, compensation, employment equity, and diversity and inclusion. The effective implementation of these policies alongside our ongoing workforce initiatives ensures CP’s attraction and recruitment, employee development, succession, engagement, and diversity and inclusion practices are consistent and aligned with CP’s commitments, foundations and values.

Attraction and Recruitment
With a rail network spanning Canada and the U.S., we employ a number of recruitment and retention tactics to attract the best and diverse talent across North America. CP offers many rewarding career opportunities in a variety of roles within the organization in both operating and support functions. We base our recruitment strategy on workforce planning needs, and our focus is on ensuring that we have a diverse candidate pool to fill our open positions.

CP recognizes the valuable skills and experience that veterans have gained from serving their country. Our veteran program was recognized as part of Canada's Best Diversity Employers® of 2020 and we were named part of the top 10 Military Friendly® employers in the U.S. for 2021.

CP tracks recruitment performance and success rates to better understand which tactics, benefits, and strategic partnerships are most successful in bringing in and retaining new talent.

Talent Development & Succession
As part of our core foundation and commitment to Develop People, we encourage all employees to take an active role in their career planning and development. We believe that investing in our employees leads to improved workplace morale and fosters a supportive working environment.

Training and Development
CP offers a variety of training courses through our Learning Management System that provides online and technical training, including mandatory, role-specific and voluntary courses. This enables our employees to succeed in their current roles and prepares them for career advancement opportunities.

Non-union employees also complete annual performance management and development action plans with their supervisors to set individual goals and track progress against Company expectations as well as long-term career goals.

19 CP 2020 ANNUAL REPORT

CP offers key development programs for current and emerging leaders. For our Operations groups, CP’s Leadership Management Trainee program provides internal and external candidates with comprehensive training on the critical skills necessary for railway operations and people leadership. Upon successful completion of the six to seven month program, participants qualify for a variety of operations frontline leader roles.

Leadership skills are long considered a core trait of CP employees. We encourage staff to develop leadership expertise as part of ongoing training and development through regular performance reviews and CP-specific skill development programs. Our Consequence Leadership training program focuses on creating a high-performance culture and feedback-rich environment at CP. The online learning module and interactive workshops introduce a practical set of tools and thought processes for instilling communications skills and management capabilities in our leaders and our employees. The goal is to create a constructive environment that improves bottom-line results and enables employees to perform at their best. To complement the Consequence Leadership training program, CP has developed in-house training to enhance leadership capabilities among leaders across the organization to ensure a long-term focus on our foundation to Develop People. For employees interested in further developing their leadership skills, CP also offers on-demand learning through Harvard ManageMentor.

Succession Management
CP undergoes extensive succession planning for both executive and management level positions. We measure the retention of our most critical positions and develop potential successors to be ready to fill critical roles as soon as positions become available. Looking ahead, CP is developing succession and development goals for the many high-potential successors for all critical positions, and will begin to measure the success rate of placing emerging leaders in those key positions.

Retention & Engagement
CP’s career development programs and diverse and inclusive workplace culture help drive employee retention and engagement. In addition, we have adopted a performance-based culture, and reward employees for dedication and hard work. CP’s competitive compensation and benefits packages are benchmarked yearly to ensure they reflect changes in the market. CP offers employees a wellness and fitness subsidy program. Along with our community investment programs, CP’s employee programs and resources illustrate our dedication to our employees’ well-being and satisfaction with their careers at CP.

CP periodically administers non-union surveys to measure employee perspectives and engagement. In 2019, we administered a new Employee Perspective survey to continue gathering actionable data regarding employee satisfaction and engagement, and to gain insight into what motivates and inspires our employees. These surveys help CP to better tailor our development and retention efforts.

Employee recognition programs are in place to celebrate wins and highlight the great work of our employees. CP’s CEO on the Spot awards, Annual Safety Awards and Broken Wheel Awards recognize good performance, heroic acts, milestones, and safety excellence with cash rewards. In addition, CP’s annual CEO Awards of Excellence and gala recognizes employees who have gone above and beyond the call of duty to exemplify CP’s five foundations and support our focus on providing superior service to our customers and driving value for our shareholders.

Diversity and Inclusion
Diversity is one of our core values at CP. We believe that different backgrounds, experiences, and perspectives enhance creativity and innovation and encourage diversity of thought in the workplace. Fostering an inclusive environment where all employees feel empowered to strive for and achieve success supports our high-performance culture and is integral to our growth and success as an organization.

CP recognizes the importance of Board member diversity as a critical component of objective oversight and continuous improvement. As of December 31, 2020, women represented 46% of CP's 2020 Board Membership.

CP has regulatory requirements to report on workforce diversity representation in Canada (Employment Equity Act) and the U.S. (Equal Employment Opportunity Commission). CP currently collects diversity data on the following categories: women, persons with disabilities, minorities (visible minorities), and Indigenous peoples (Canada) from employees through voluntary self-disclosure. CP continues to focus our efforts on attracting, recruiting, and developing a diverse workforce. This data is shared in various disclosures and government reporting, internally with employees and leaders as well as our Board of Directors.

CP 2020 ANNUAL REPORT 20
Year over Year Diversity Representation

Canada and U.S. Diversity Percentages(1)	2020	2019	2018
Women	10%	10%	10%
Persons with disabilities	3%	3%	2%
Minorities (visible minorities)(2)	13%	13%	13%
Indigenous peoples (Canada only)	3%	4%	3%
(1) Percentages are based on total workforce (total number of active employees) at year-end.
(2) Minority is a term used in the U.S., Visible Minority is a term used in Canada.

CP continues to work collaboratively with our employees, communities along our network, and partner organizations in Canada and the U.S. to progress and support CP’s commitment toward a more representative and inclusive workplace. Some of our initiatives include:
•Establishing three diversity councils (Indigenous, Gender and Racial). Each council is chaired by a CP executive and represents a diverse group of employees. The councils work to ensure we consider diversity and inclusion when we make decisions, provide feedback on corporate directions and promote initiatives that relate to each council’s area of focus;
•Continuing our existing partnerships with associations and organizations that attract, recruit, and support skilled immigrants, transitioning veterans, persons with disabilities, and women;
•Working with Indigenous groups to develop relationships that are more meaningful, create targeted outreach programs and employment opportunities, and better understand their history, culture, and opportunities for collaboration.
•Supporting the development and advancement of women at CP; and
•Increasing employee awareness regarding CP’s workplace diversity and inclusion practices through communications, education, and training.

Further, CP recently published a Diversity Commitment. This commitment re-enforces the efforts we have made, and will continue to make, in our journey to becoming a more diverse and inclusive company, one that we and those we do business with are proud to be a part.

We pride ourselves on offering a diverse workplace with a variety of careers in both our corporate and field locations. We recruit and hire talent based on relevant skills and experience, and seek to attract the highest quality candidates regardless of gender, age, cultural heritage, or ethnic origin. One of our primary objectives is attracting, recruiting, retaining, and developing a workforce representative of the communities in which we operate.

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

21 CP 2020 ANNUAL REPORT

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

Business Risks
The COVID-19 pandemic has negatively affected and may continue to negatively affect the Company's business and operating results. The effects of the COVID-19 pandemic on consumer demand resulted in lower volumes in several of the Company's lines of business, including Energy, chemicals and plastics, Metals, minerals and consumer products, and Automotive. The future impacts of COVID-19 on the Company's business or operating and financial results are unpredictable and cannot be identified or assessed with certainty at this time. The COVID-19 pandemic has adversely affected the global economy and resulted in a widespread economic downturn which has adversely impacted and could continue to adversely impact demand for our services and otherwise cause interruptions, including fluctuations to commodity prices, disruptions or restrictions on the ability to transport freight in the ordinary course, temporary closures of facilities and ports, or the facilities and ports of our customers, partners, suppliers or other third-party service providers, and/or changes to export/import restrictions. The pandemic caused by COVID-19 has impacted and may continue to impact the seasonal trends that typically characterize our revenues and operating income. There is no assurance that the outbreak will not continue to have a material and adverse impact on our business or results of operations. Additionally, our operations could be further negatively affected if a significant number of our employees are unable to perform their normal duties, including because of contracting COVID-19 or based on further direction from governments, public health authorities or regulatory agencies. The extent of the impact, if any, will depend on developments, many of which are beyond our control, including actions taken by governments, financial institutions, monetary policy authorities, and public health authorities to contain and respond to public health concerns and general economic conditions as a result of the pandemic. The COVID-19 pandemic may also result in continued substantial market volatility and declines, which could adversely impact future net periodic benefit costs and funding requirements of CP’s pension plans. Furthermore, certain impacts of the COVID-19 pandemic, including demand for our services and to economic conditions generally, could continue following the pandemic or the expiration or termination of government actions in respect of the pandemic.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, shareholders and other stakeholders. We cannot be certain of potential effects that any such alterations or modifications may have on our business or operating and financial results in future fiscal periods.

To the extent COVID-19 adversely affects our business or operating and financial results, it may also have the effect of heightening many of the other risks described above and below.

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

CP 2020 ANNUAL REPORT 22
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

Severe weather or natural disasters could result in significant business interruptions and costs to the Company. CP is exposed to severe weather conditions and natural disasters including earthquakes, hurricanes, floods, fires, avalanches, mudslides, extreme temperatures and significant precipitation that may cause business interruptions that can adversely affect the Company’s entire rail network. This could result in increased costs, increased liabilities and decreased revenues, which could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. Insurance maintained by the Company to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of the Company's damages or damages to others, and may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of services, the Company may not be able to restore services without a significant interruption in operations.

23 CP 2020 ANNUAL REPORT

Human Capital Risks
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

Volatility Risks
The Company may be affected by fluctuating fuel prices. Fuel expense constitutes a significant portion of the Company’s operating costs. Fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on the Company's results of operations. The Company currently employs a fuel cost adjustment program to help reduce volatility in changing fuel prices, but the Company cannot be certain that it will always be able to fully mitigate rising or elevated fuel costs through this program. Factors affecting fuel prices include worldwide oil demand, international politics, weather, refinery capacity, supplier and upstream outages, unplanned infrastructure failures, environmental and sustainability policies, and labour and political instability.

Technology Risks
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

Supply Chain Risks
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

General Risk Factors
Global Risks
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

The Company may be directly and indirectly affected by the impacts of global climate change. There is potential for significant impacts to CP’s business and rail infrastructure due to changes in global climate conditions. Increasing frequency, intensity and duration of extreme weather events such as

CP 2020 ANNUAL REPORT 24
flooding, storms and forest fires may result in substantial costs to respond during the event, to recover from the event and possibly to modify existing or implementing new infrastructure to prevent recurrence. The Company is currently subject to emerging regulatory programs that place a price on carbon emissions associated with railway operations in Canada. Government bodies at the provincial and federal level are imposing carbon taxation systems and cap and trade market mechanisms in the Canadian jurisdictions in which CP operates. As a significant consumer of diesel fuel, an escalating price on carbon emissions will lead to a corresponding increase of the Company’s business costs. Programs that place a price on carbon emissions or other government restrictions on certain market sectors may further impact current and potential customers including thermal coal, petroleum crude oil and renewable fuel sectors. Introduction of, or changes to, regulations by government bodies in response to these anticipated impacts could result in a significant increase in expenses and could adversely affect our business performance, results of operations, financial position, and liquidity.

Liquidity Risks
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

25 CP 2020 ANNUAL REPORT

ITEM 2. PROPERTIES

Network Geography
The Company’s network in Canada extends from the Port of Vancouver on Canada’s Pacific Coast to the Port of Montréal and eastern Québec up into the Port of Saint John, New Brunswick via haulage, and to the U.S. industrial centres of Chicago, Illinois; Detroit, Michigan; Buffalo and Albany, New York; Kansas City, Missouri; and Minneapolis, Minnesota.
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

Feeder Lines – CP supports its Western Corridor with four significant feeder lines: the “Coal Route”, which links southeastern B.C. coal deposits to the Western Corridor and to coal terminals at the Port of Vancouver; the “Edmonton-Calgary Route”, which provides rail access to Alberta’s Industrial Heartland (north of Edmonton, Alberta) in addition to the petrochemical facilities in central Alberta; the “Pacific CanAm Route”, which connects Calgary and Medicine Hat in Alberta with Pacific Northwest rail routes at Kingsgate, B.C. via the Crowsnest Pass in Alberta; and the “North Main Line Route” that provides rail service to customers between Portage la Prairie, Manitoba, and Wetaskiwin, Alberta, including intermediate stations at Yorkton and Saskatoon in Saskatchewan. This line is an important collector of Canadian grain and fertilizer, serving the potash mines located east and west of Saskatoon and many high-throughput grain elevators and processing facilities. In addition, this line provides direct access to refining and upgrading facilities at Lloydminster, Alberta, and western Canada’s largest pipeline terminal at Hardisty, Alberta.

Connections – The Company’s Western Corridor connects with the Union Pacific Railroad (“UP”) at Kingsgate and with Burlington Northern Santa Fe Railway ("BNSF") at Coutts, Alberta, and at New Westminster and Huntingdon in B.C. This corridor also connects with CN at many locations including Thunder Bay, Winnipeg, Manitoba, Regina and Saskatoon in Saskatchewan, Red Deer, Camrose, Calgary and Edmonton in Alberta, Kamloops and several locations in the Greater Vancouver area in B.C.

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

CP 2020 ANNUAL REPORT 26
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

The Eastern Corridor: Thunder Bay to Eastern Québec, Detroit and Albany
Overview – The Eastern Corridor extends from Thunder Bay through to the Port of Montréal, Searsport, Maine and the Port of Saint John, via haulage agreement, and from Toronto to Chicago via Detroit or Buffalo. The Company’s Eastern Corridor provides shippers direct rail service from Toronto, Montréal, and Saint John to Calgary and Vancouver via the Company’s Western Corridor and to the U.S. via the Central Corridor. This is a key element of the Company’s transcontinental intermodal service. The corridor also supports the Company’s market position at the Port of Montréal by providing one of the shortest rail routes for European cargo destined to the U.S. Midwest, using the CP-owned route between Montréal and Detroit, coupled with a trackage rights arrangement on NS tracks between Detroit and Chicago or the CP-owned route between Montréal and Buffalo coupled with a haulage arrangement on CSX Corporation (“CSX”) tracks between Buffalo and Chicago. CP’s 2019 acquisition of CMQ Canada and the 2020 acquisition of CMQ U.S. extends access through southern and eastern Québec to Saint John, New Brunswick and the U.S. Northeast including Searsport, Maine. In 2020, CP acquired full ownership of the DRTP. The 1.6-mile tunnel linking Windsor and Detroit will continue to be operated by CP.

Products – Major traffic categories transported in the Eastern Corridor include Forest products, chemicals and plastics, crude, ethanol, Metals, minerals and consumer products, Intermodal, automotive products and general merchandise.

Feeder Lines – A major feeder line serves the steel industry at Hamilton, Ontario and provides connections with both CSX and NS at Buffalo. The Delaware & Hudson Railway Company, Inc. ("D&H") feeder line extends from Montréal to Albany.

Connections – The Eastern Corridor connects with a number of short-line railways including routes from Montréal to Québec City, Québec and Brownsville Junction, Maine to Saint John, New Brunswick. Connections are also made with PanAm Southern at Mechanicville, New York, for service to the Boston and New England areas, the Vermont Railway at Whitehall, New York, and at Northern Main Junction. Through haulage arrangements, CP has service to Fresh Pond, New York, to connect with New York & Atlantic Railway as well as direct access to the Bronx and Queens, New York. CP can also access Philadelphia as well as a number of short-lines in Pennsylvania. Connections are also made with CN at a number of locations, including Sudbury, North Bay, Windsor, London, Hamilton and Toronto in Ontario, and Montréal in Québec. CP also connects in New York with the two eastern Class I railways; NS and CSX at Buffalo, NS at Schenectady and CSX at Albany.

27 CP 2020 ANNUAL REPORT

Yards and Repair Facilities – CP supports its rail operations in the Eastern Corridor with major rail yards at Sudbury, Toronto, London and Montréal. The Company has locomotive repair facilities at Montréal and Toronto and car repair facilities at Thunder Bay, Toronto and Montréal. The Company’s largest intermodal facility is located in the northern Toronto suburb of Vaughan and serves the Greater Toronto and southwestern Ontario areas. CP also operates intermodal terminals at Montréal and Detroit. CP also has transload facilities in Agincourt, Milton, and Hamilton, Ontario and in Montréal, Québec to meet a variety of commodity needs in these areas.

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

Network Investment
The Company continually assesses its network to ensure appropriate capacity to meet market demand. As part of CP's annual capital program, the Company has made substantial investments to support current and future volumes, including upgrading the network to handle longer and heavier trains, such as extending sidings to accommodate new train lengths. The Company’s operating metrics, such as average train speed, length, and weight, demonstrate efficient utilization of network capacity, discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Performance Indicators.

Track and Infrastructure
CP operates on a network of approximately 13,000 miles of track, of which 2,300 miles CP accesses under trackage rights. The Company's owned track miles include leases with wholly owned subsidiaries where the term of the lease exceeds 99 years. CP's track network represents the size of the Company's operations that connects markets, customers and other railways. Of the total mileage operated, approximately 5,400 miles are located in western Canada, 2,500 miles in eastern Canada (including CMQ Canada), 4,500 miles in the U.S. Midwest and 700 miles in the U.S. Northeast. CP’s network accesses the U.S. markets directly through four wholly owned subsidiaries: Soo Line Railroad Company (“Soo Line”), a Class I railway operating in the U.S. Midwest; the Dakota, Minnesota & Eastern Railroad ("DM&E"), which operates in the U.S. Midwest; the D&H, which operates between eastern Canada and the U.S. Northeast; and the CMQ U.S., which operates in the U.S. Northeast.

At December 31, 2020, the breakdown of CP operated track miles is as follows:

Total
First main track	13,046
Second and other main track	1,051
Passing sidings and yard track	4,261
Industrial and way track	878
Total track miles	19,236

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

CP 2020 ANNUAL REPORT 28
The following table includes the major yards, terminals and transload facilities on CP's network:

Classification Yards	Intermodal Terminals	Transload Facilities
Vancouver, British Columbia	Vancouver, British Columbia	Vancouver, British Columbia
Calgary, Alberta	Calgary, Alberta	Toronto, Ontario
Edmonton, Alberta	Edmonton, Alberta	Hamilton, Ontario
Moose Jaw, Saskatchewan	Regina, Saskatchewan	Côte Saint-Luc, Québec
Winnipeg, Manitoba	Winnipeg, Manitoba
Toronto, Ontario	Vaughan, Ontario
Montréal, Québec	Lachine, Québec
Chicago, Illinois	Chicago, Illinois
St. Paul, Minnesota	Minneapolis, Minnesota

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

The Company’s locomotive fleet is composed of largely high-adhesion alternating current locomotives that are more fuel efficient and reliable and have superior hauling capacity as compared with standard direct current locomotives. The Company is continuing a modernization program on several of the oldest locomotives in the fleet in order to improve reliability and availability, as well as to introduce new technology to the fleet. CP’s locomotive productivity, defined as the daily average GTMs divided by daily average operating horsepower, for the years ended December 31, 2020, 2019, and 2018, was 207, 202, and 198 GTMs per Operating horsepower, respectively. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. As of December 31, 2020, the Company had 310 locomotives in storage. As of December 31, 2020, CP owned or leased the following locomotive units:

Locomotives	Owned	Leased	Total	Average Age (in years)
Line haul	770	62	832	14
Road switcher	566	14	580	30
Total locomotives	1,336	76	1,412	20

CP’s average in-service utilization percentage for freight cars, for the years ended December 31, 2020, 2019, and 2018, was 81%, 81%, and 84%, respectively. Average in-service utilization is defined as average active fleet for the year divided by total cars, excluding company service cars and tank cars as these are utilized only as required for non-revenue movements. As of December 31, 2020, CP owned and leased the following units of freight cars:

Freight cars	Owned	Leased	Total	Average Age (in years)
Box car	2,502	545	3,047	31
Covered hopper	8,623	7,693	16,316	21
Flat car	1,436	998	2,434	26
Gondola	3,623	1,595	5,218	22
Intermodal	1,315	150	1,465	16
Multi-level autorack	2,800	1,017	3,817	26
Company service car	2,413	176	2,589	45
Open top hopper	113	—	113	34
Tank car	33	32	65	14
Total freight cars	22,858	12,206	35,064	24

29 CP 2020 ANNUAL REPORT

As of December 31, 2020, CP owned and leased the following units of intermodal equipment:

Intermodal equipment	Owned	Leased	Total	Average Age (in years)
Containers	8,150	—	8,150	7
Chassis	6,374	109	6,483	12
Total intermodal equipment	14,524	109	14,633	9

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

Encumbrances
Refer to Item 8. Financial Statements and Supplementary Data, Note 16 Debt, for information on the Company's finance lease obligations and assets held as collateral under these agreements.

ITEM 3. LEGAL PROCEEDINGS

For further details, refer to Item 8. Financial Statements and Supplementary Data, Note 25 Commitments and contingencies.

SEC regulations require the disclosure of any proceeding under environmental laws to which a government authority is a party unless the registrant reasonably believes it will not result in sanctions over a certain threshold. The Company uses a threshold of U.S. $1 million for the purposes of determining proceedings requiring disclosure.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CP 2020 ANNUAL REPORT 30
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

Name, Age and Position	Business Experience
Keith Creel, 52 President and Chief Executive Officer	Mr. Creel became President and CEO of CP on January 31, 2017. Previously, he was President and Chief Operating Officer ("COO") from February 5, 2013, to January 30, 2017.

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
Mark Redd, 50 Executive Vice-President, Operations	Mr. Redd has been Executive Vice-President Operations since September 1, 2019. Before this appointment, he was Senior Vice-President Operations Western Region from February 2, 2017, to August 31, 2019, and Vice-President Operations Western Region from April 20, 2016, to February 1, 2017.

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
Nadeem Velani, 48 Executive Vice-President and Chief Financial Officer	Mr. Velani has been Executive Vice-President and CFO of CP since October 17, 2017. Previous to this appointment, he was the Vice-President and CFO of CP from October 19, 2016, to October 16, 2017, Vice-President, Investor Relations from October 28, 2015, and Assistant Vice-President, Investor Relations from March 11, 2013.

Prior to joining CP, Mr. Velani spent 15 years at CN where he worked in a variety of positions in Strategic and Financial Planning, Investor Relations, Sales and Marketing, and the Office of the President and CEO.

Mr. Velani holds a Bachelor of Economics degree from Western University and an MBA in Finance/International Business from McGill University.
John Brooks, 50 Executive Vice-President and Chief Marketing Officer	Mr. Brooks has been Executive Vice-President and Chief Marketing Officer ("CMO") of CP since February 14, 2019. Previous to this appointment, he was the Senior Vice-President and CMO of CP from February 14, 2017, to February 13, 2019. He has worked in senior marketing roles at CP since he joined the Company in 2007, most recently as Vice-President, Marketing – Bulk and Intermodal.

Mr. Brooks began his railroading career with UP and later helped start I&M Rail Link, LLC, which was purchased by DM&E in 2002. Mr. Brooks was Vice-President, Marketing at DM&E prior to it being acquired by CP in 2007.

With more than 20 years in the railroading business, Mr. Brooks brings a breadth of experience to the CMO role that is pivotal to CP's continued and future success.

31 CP 2020 ANNUAL REPORT

Laird Pitz, 76 Senior Vice-President and Chief Risk Officer	Mr. Pitz has been Senior Vice-President and Chief Risk Officer ("CRO") of CP since October 17, 2017. Previously, he was the Vice-President and CRO of CP from October 29, 2014, to October 16, 2017, and the Vice-President, Security and Risk Management of CP from April 2014 to October 2014.

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
James Clements, 51 Senior Vice-President, Strategic Planning and Technology Transformation	Mr. Clements has been Senior Vice-President, Strategic Planning and Technology Transformation since September 1, 2019. Before this appointment, he was the Vice-President, Strategic Planning and Transportation Services of CP from 2014. Mr. Clements has responsibilities that include strategic network issues, Network Service Centre operations and Information Services. In addition, he has responsibility for all of CP’s facilities and real estate across North America.

Mr. Clements has been at CP for 26 years and his previous experience covers a wide range of areas of CP’s business, including car management, finance, joint facilities agreements, logistics, grain marketing and sales in both Canada and the U.S., as well as marketing and sales responsibility for various other lines of business at CP.

He has an MBA in Finance/International Business from McGill University and a Bachelor of Science in Computer Science and Mathematics from McMaster University.
Jeffrey Ellis, 53 Chief Legal Officer and Corporate Secretary	Mr. Ellis has been Chief Legal Officer and Corporate Secretary of CP since November 23, 2015. Mr. Ellis is accountable for the overall strategic leadership, oversight and performance of the legal, corporate secretarial, government relations and public affairs functions of CP in Canada and the U.S.

Prior to joining CP in 2015, Mr. Ellis was the U.S. General Counsel at BMO Financial Group ("BMO"). Before joining BMO in 2006, Mr. Ellis was with the law firm of Borden Ladner Gervais LLP in Toronto, Ontario.

Mr. Ellis has Bachelor of Arts and Master of Arts degrees from the University of Toronto, Juris Doctor and Master of Laws degrees from Osgoode Hall Law School, and an MBA from the Richard Ivey School of Business, Western University. Mr. Ellis is a member of the bars of New York, Illinois, Ontario and Alberta.
Mike Foran, 47 Vice-President, Market Strategy and Asset Management	Mr. Foran has been Vice-President, Market Strategy and Asset Management of CP since February 14, 2017. His prior roles with CP include Vice-President Network Transportation from 2014 to 2017, Assistant Vice-President Network Transportation from 2013 to 2014, and General Manager – Asset Management from 2012 to 2013. In over 20 years at CP, Mr. Foran has worked in operations, business development, marketing and general management.

Mr. Foran holds an Executive MBA from the Ivey School of Business at Western University and a Bachelor of Commerce from the University of Calgary.
Michael Redeker, 60 Vice-President and Chief Information Officer	Mr. Redeker has been Vice-President and Chief Information Officer ("CIO") of CP since October 15, 2012.

Prior to joining CP, Mr. Redeker was Vice-President and CIO of Alberta Treasury Branch from May 2007 to September 2012. He also spent 11 years at IBM Canada, where he focused on delivering quality information technology services within the financial services industry.
Chad Rolstad, 44 Vice-President, Human Resources and Chief Culture Officer
Mr. Rolstad has been Vice-President, Human Resources since February 14, 2019, and the Chief Culture Officer since September 1, 2019. Previous to this appointment, he was Assistant Vice-President, Human Resources of CP from August 1, 2018, to February 13, 2019, and Assistant Vice-President, Strategic Procurement of CP from April 10, 2017, to July 31, 2018.
Prior to joining CP, Mr. Rolstad held various leadership positions at BNSF Railway in marketing and operations.
Mr. Rolstad has a Bachelor of Science from the Colorado School of Mines and an MBA from Duke University.

CP 2020 ANNUAL REPORT 32
PART II

33 CP 2020 ANNUAL REPORT

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Information
The Common Shares are listed on the TSX and on the NYSE under the symbol "CP".

Share Capital
At February 17, 2021, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 133,297,236 Common Shares and no preferred shares issued and outstanding, which consists of 13,779 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Each option granted can be exercised for one Common Share. At February 17, 2021, 1,521,584 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 733,836 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 340,000 options available to be issued in the future.

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

CP 2020 ANNUAL REPORT 34
Issuer Purchase of Equity Securities
CP has established a share repurchase program which is further described in Item 8. Financial Statements and Supplementary Data, Note 20 Shareholders' equity. The following table presents the number of Common Shares repurchased during each month of the fourth quarter of 2020 and the average price paid by CP for the repurchase of such Common Shares.

2020	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	230,195	$407.28	230,195	1,620,676
November 1 to November 30	451,299	425.89	451,299	1,169,377
December 1 to December 31	640,000	429.23	640,000	nil(3)
Ending Balance	1,321,494	$424.26	1,321,494	N/A
(1) Includes shares repurchased but not yet cancelled at quarter end.
(2) Includes brokerage fees.
(3) The Company's NCIB expired on December 19, 2020. At the time of expiration, 529,377 Common Shares authorized for repurchase had not yet been purchased by the Company.

35 CP 2020 ANNUAL REPORT

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

(in millions, except per share data, percentage and ratios)	2020	2019	2018	2017	2016
Financial Performance and Liquidity
Total revenues	$7,710	$7,792	$7,316	$6,554	$6,232
Operating income	3,311	3,124	2,831	2,519	2,411
Adjusted operating income(1)	3,311	3,124	2,831	2,468	2,411
Net income	2,444	2,440	1,951	2,405	1,599
Adjusted income(1)	2,403	2,290	2,080	1,666	1,549
Basic earnings per share ("EPS")	18.05	17.58	13.65	16.49	10.69
Diluted EPS	17.97	17.52	13.61	16.44	10.63
Adjusted diluted EPS(1)	17.67	16.44	14.51	11.39	10.29
Dividends declared per share	3.5600	3.1400	2.5125	2.1875	1.8500
Cash provided by operating activities	2,802	2,990	2,712	2,182	2,089
Cash used in investing activities	(2,030)	(1,803)	(1,458)	(1,295)	(1,069)
Cash used in financing activities	(764)	(1,111)	(1,542)	(700)	(1,493)
Free cash(1)	1,157	1,357	1,289	874	1,007
Financial Position
Total assets	$23,640	$22,367	$21,254	$20,135	$19,221
Total long-term debt, including current portion	9,771	8,757	8,696	8,159	8,684
Total shareholders' equity	7,319	7,069	6,636	6,437	4,626
Financial Ratios
Operating ratio(2)	57.1%	59.9%	61.3%	61.6%	61.3%
Adjusted operating ratio(1)	57.1%	59.9%	61.3%	62.4%	61.3%
Return on average shareholders' equity(3)	34.0%	35.6%	29.8%	43.4%	33.9%
Adjusted return on invested capital ("Adjusted ROIC")(1)	16.7%	16.9%	16.2%	14.7%	14.0%
Dividend payout ratio(4)	19.8%	17.9%	18.5%	13.3%	17.4%
Adjusted dividend payout ratio(1)	20.1%	19.1%	17.3%	19.2%	18.0%
Long-term debt to Net income ratio(5)	4.0	3.6	4.5	3.4	5.4
Adjusted net debt to adjusted EBITDA ratio(1)	2.5	2.4	2.6	2.6	2.9
(1)These measures have no standardized meanings prescribed by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. These measures are defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)Operating ratio is defined as operating expenses divided by revenues, further discussed in Results of Operations of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3)Return on average shareholders' equity is defined as Net income divided by average shareholders' equity, averaged between the beginning and ending balance over a rolling 12-month period, further discussed in Results of Operations of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4)Dividend payout ratio is defined as dividends declared per share divided by Diluted EPS, further discussed in Liquidity and Capital Resources of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(5)Long-term debt to Net income ratio is defined as long-term debt, including long-term debt maturing within one year, divided by Net income, further discussed in Liquidity and Capital Resources of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CP 2020 ANNUAL REPORT 36
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

37 CP 2020 ANNUAL REPORT

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes in Item 8. Financial Statements and Supplementary Data, and other information in this annual report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

Executive Summary
2020 Results
•Financial performance – In 2020, CP reported Diluted earnings per share ("EPS") of $17.97, a 3% increase from $17.52 in 2019. Adjusted diluted EPS increased to $17.67, a 7% increase compared to $16.44 in 2019. CP’s commitment to service and operational efficiency produced an Operating ratio of 57.1%. Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues – CP’s Total revenues decreased by 1% to $7,710 million in 2020 from $7,792 million in 2019, driven primarily by the unfavourable impact of lower fuel surcharge revenue as a result of lower fuel prices, and lower volumes as measured by revenue ton-miles ("RTMs") primarily due to the impacts of COVID-19. This decrease was partially offset by higher liquidated damages, including customer volume commitments, and higher freight rates.

•Operating performance – Average train weight increased by 6% to 9,707 tons and average train length increased by 7% to 7,929 feet due to improvements in operating plan efficiency, in each case compared to 2019. These metrics are discussed further in Performance Indicators of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table compares 2020 outlook to actual results:

	RTM growth	Adjusted diluted EPS(1)	Capital expenditures
Outlook	Mid-single-digit growth Revised quarterly and updated at the end of the third quarter to low single-digit decrease
High single-digit to low double-digit growth

Revised quarterly and updated at the end of the third quarter to at least mid-single-digit Adjusted diluted EPS growth from full-year 2019 Adjusted diluted EPS of $16.44.
Approximately $1.60 billion
Actual outcomes	RTMs decreased by 2,487 million, or 2%	Adjusted diluted EPS growth of 7% to $17.67	$1.67 billion
(1) Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As described in the 2021 Outlook section below, CP had not calculated an outlook for Diluted EPS in 2020.

The updates in RTM growth and Adjusted diluted EPS expectations were based on the impacts of the COVID-19 pandemic on consumer demand in the following lines of business: Energy, chemicals and plastics, Metals, minerals and consumer products, and Automotive. CP revised its outlook quarterly given the evolving nature of impacts from the COVID-19 pandemic.

2021 Outlook
With a 2021 plan that encompasses profitable sustainable growth, CP expects high single-digit RTM growth and double-digit Adjusted diluted EPS growth. CP’s expectations for Adjusted diluted EPS growth in 2021 are based on Adjusted diluted EPS of $17.67 in 2020. For the purposes of this outlook, CP assumes an effective tax rate of 24.6 percent. CP estimates other components of net periodic benefit recovery to increase by approximately $40 million versus 2020. As CP continues to invest in service, productivity and safety, the Company plans to invest approximately $1.55 billion in capital programs in 2021. Capital programs are defined and discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted diluted EPS is defined and discussed further in Non-GAAP Measures and in Forward-Looking Statements of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although CP has provided a forward-looking Non-GAAP measure (Adjusted diluted EPS), management is unable to reconcile, without unreasonable efforts, the forward-looking Adjusted diluted EPS to the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized changes in income tax rates and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the Canadian dollar-to-U.S. exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the foreign exchange ("FX")

CP 2020 ANNUAL REPORT 38
impact of translating the Company’s debt and lease liabilities from Adjusted diluted EPS. Please see Forward-Looking Statements of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators
The following table lists the key measures of the Company’s operating performance:

				% Change
For the year ended December 31	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operations Performance
Gross ton-miles (“GTMs”) (millions)	272,360	280,724	275,362	(3)	2
Train miles (thousands)	30,324	32,924	32,312	(8)	2
Average train weight – excluding local traffic (tons)	9,707	9,129	9,100	6	—
Average train length – excluding local traffic (feet)	7,929	7,388	7,313	7	1
Average terminal dwell (hours)	6.5	6.4	6.8	2	(6)
Average train speed (miles per hour, or "mph")	22.0	22.2	21.5	(1)	3
Locomotive productivity (GTMs / operating horsepower, or "GTMs/OHP")	207	202	198	2	2
Fuel efficiency (U.S. gallons of locomotive fuel consumed /1,000 GTMs)	0.942	0.955	0.953	(1)	—
Total Employees and Workforce
Total employees (average)	12,168	13,103	12,756	(7)	3
Total employees (end of period)	11,890	12,694	12,840	(6)	(1)
Workforce (end of period)	11,904	12,732	12,866	(7)	(1)
Safety Indicators(1)
FRA personal injuries per 200,000 employee-hours	1.11	1.42	1.47	(22)	(3)
FRA train accidents per million train-miles	0.96	1.06	1.10	(9)	(4)
(1) FRA personal injuries per 200,000 employee-hours for the year ended December 31, 2018, previously reported as 1.48, was restated to 1.47 in this report. This restatement reflects new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for 2020 were 272,360 million, a 3% decrease compared with 280,724 million in 2019. This decrease was primarily driven by decreased volumes of crude, Coal, and frac sand. This decrease was partially offset by increased volumes of Grain, Potash, and Fertilizers and sulphur.

GTMs in 2019 were 280,724 million, a 2% increase compared with 275,362 million in 2018. This increase was primarily driven by increased volumes of Energy, chemicals and plastics and Intermodal. This increase was partially offset by decreased volumes of Potash, frac sand, and Coal.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. Train miles for 2020 were 30,324 thousands, a decrease of 8% compared with 32,924 thousands in 2019. This decrease reflects the impact of a 3% decrease in workload (GTMs), as well as a 6% increase in average train weights.

Train miles in 2019 were 32,924, an increase of 2% compared with 32,312 thousands in 2018. This reflects the impact of higher GTMs in 2019.

39 CP 2020 ANNUAL REPORT

Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight of 9,707 tons in 2020 increased by 578 tons, or 6% compared with 9,129 tons in 2019. This increase was a result of improvements in operating plan efficiency, continued improvements in operational efficiency due to moving longer and heavier export potash and Grain trains, and improved winter operating conditions in the first quarter of 2020. This increase was partially offset by moving lower volumes of heavier commodities such as Canadian coal and crude. Improvements for Grain trains were driven by the High Efficiency Product ("HEP") train model, which is an 8,500-foot train model that features the new high-capacity grain hopper cars and increased grain carrying capacity.

Average train weight of 9,129 tons in 2019 increased by 29 tons from 9,100 tons in 2018. This slight increase was a result of improvements in operating plan efficiency. This increase was partially offset by the implementation of CP's winter contingency plan in the first quarter of 2019 resulting in shorter and lighter trains within the operating plan.

Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP's track equipment and materials, and the haulage of other railroads' trains on CP's network. An increase in average train length indicates improved asset utilization. Average train length of 7,929 feet in 2020 increased by 541 feet, or 7%, compared with 7,388 feet in 2019. This increase was a result of improvements in operating plan efficiency and continued improvements in operational efficiency due to moving longer Grain and export potash trains. This increase was partially offset by moving lower volumes of commodities such as Canadian coal, which move in longer trains. Improvements for Grain trains were driven by the 8,500-foot HEP train model.

Average train length of 7,388 feet in 2019 increased by 75 feet, or 1%, from 7,313 feet in 2018. This was a result of improvements in operating plan efficiency and increased Intermodal volumes which move on longer trains. This increase was partially offset by the implementation of CP's winter contingency plan in the first quarter of 2019 resulting in shorter and lighter trains within the operating plan.

Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell of 6.5 hours in 2020 increased by 2% from 6.4 hours in 2019. This unfavourable increase was a result of aligning the operating plan to demand in order to maintain network efficiencies in the last three quarters of 2020. Aligning the operating plan to demand resulted in increased average train weight, average train length, and increased locomotive productivity.

Average terminal dwell of 6.4 hours in 2019 favourably decreased by 6% from 6.8 hours in 2018. This favourable decrease was due to improved network fluidity.

Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed was 22.0 mph in 2020, a decrease of 1%, from 22.2 mph in 2019. This decrease in speed was a result of aligning the operating plan to demand in order to maintain network efficiencies in the last three quarters of 2020, partially offset by improved winter operating conditions in the first quarter of 2020. Aligning the operating plan to demand resulted in increased average train weight, average train length, and increased locomotive productivity.

Average train speed in 2019 was 22.2 mph, an increase of 3%, from 21.5 mph in 2018. This increase in speed was due to the completion of network infrastructure projects, partially offset by the impact of harsh winter operating conditions and network disruptions in the first quarter of 2019.

Locomotive productivity is defined as the daily average GTMs divided by daily average operating horsepower. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. An increase in locomotive productivity indicates more efficient locomotive utilization and may also be the result of moving heavier commodities. Locomotive productivity was 207 GTMs/OHP in 2020, an increase of 5 GTMs/OHP, or 2%, compared to 202 GTMs/OHP in 2019. This increase was primarily due to improvements in operating plan efficiency as a result of aligning the operating plan to demand.

Locomotive productivity was 202 GTMs/OHP in 2019, an increase of 4 GTMs/OHP, or 2%, compared to 198 GTMs/OHP in 2018. This increase was primarily due to improvements in operating plan efficiency as a result of aligning the operating plan to demand.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and

CP 2020 ANNUAL REPORT 40
CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency for 2020 was 0.942 U.S. gallons/1,000 GTMs, an improvement of 1% compared to 2019. This improvement was primarily due to improved winter operating conditions in the first quarter of 2020. Fuel efficiency for 2019 of 0.955 U.S. gallons/1,000 GTMs was flat compared to 2018.

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

The average number of total employees for 2020 decreased by 935, or 7%, compared with 2019. This decrease was primarily due to more efficient resource planning, including furloughs associated with the economic downturn caused by COVID-19, partially offset by the addition of CMQ employees. The total number of employees as at December 31, 2020 was 11,890, a decrease of 804, or 6%, compared to 12,694 as at December 31, 2019, due to reduced workload as measured in GTMs and more efficient resource planning.

The average number of total employees for 2019 increased by 347, or 3%, compared to 2018. This increase was primarily due to growth in workload as measured in GTMs. The total number of employees as at December 31, 2019 was 12,694, a decrease of 146, or 1%, compared to 12,840 as at December 31, 2018, due to more efficient resource planning and reduced workload in the fourth quarter, partially offset by the addition of CMQ Canada employees.

The total workforce as at December 31, 2020 was 11,904, a decrease of 828, or 7%, compared to 12,732 as at December 31, 2019, due to more efficient resource planning.

The total workforce as at December 31, 2019 was 12,732, a decrease of 134, or 1%, compared to 12,866 as at December 31, 2018, due to more efficient resource planning.

Safety Indicators
Safety is a key priority and core strategy for CP’s management, employees, and Board of Directors. Personal injuries and train accidents are indicators of the effectiveness of the Company's safety systems, and are used by management to evaluate and, as necessary, alter the Company's safety systems, procedures, and protocols. Each measure follows U.S Federal Railroad Administration ("FRA") reporting guidelines, which can result in restatement after initial publication to reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.11 in 2020, compared with 1.42 in 2019 and 1.47 in 2018.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $10,700 in damage. The FRA train accidents per million train-miles frequency for CP was 0.96 in 2020 , compared with 1.06 in 2019 and 1.10 in 2018.

41 CP 2020 ANNUAL REPORT

Results of Operations
Income

Operating Income
(in millions of $)
2,831
3,124
3,311
3,000
2,500
2,000
1,500
1,000
2018
2019
2020

Operating income was $3,311 million in 2020, an increase of $187 million, or 6%, from $3,124 million in 2019. This increase was primarily due to:
•liquidated damages, including customer volume commitments, and higher freight rates;
•the efficiencies generated from improved operating performance and asset utilization;
•a gain of $68 million as a result of the remeasurement to fair value of the previously held equity investment in the Detroit River Tunnel Partnership ("DRTP");
•the impact of harsher winter operating conditions in 2019; and
•decreased operating expense associated with lower casualty costs incurred in 2020.

This increase was partially offset by:
•lower volumes as measured by RTMs;
•higher depreciation and amortization of $71 million (excluding FX);
•cost inflation; and
•higher stock-based compensation of $37 million primarily driven by an increase in stock price.

Operating income was $3,124 million in 2019, an increase of $293 million, or 10%, from $2,831 million in 2018. This increase was primarily due to:
•higher freight rates;
•the efficiencies generated from improved operating performance and asset utilization;
•the favourable impact of change in FX of $39 million; and
•the favourable impact from changes in fuel prices of $38 million.

This increase was partially offset by:
•increased operating expense associated with higher casualty costs in 2019 of $76 million (excluding FX);
•higher stock-based compensation of $58 million;
•cost inflation; and
•increased weather related costs as a result of harsh winter operating conditions in the first quarter of 2019.

CP 2020 ANNUAL REPORT 42

Net Income (in millions of $)
2,500
2,000
1,500
1,000
1,951
2,440
2,444
2018
2019
2020

Adjusted Income (in millions of $) *
2,500
2,000
1,500
1,000
2,080
2,290
2,403
2018
2019
2020

*Adjusted income is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net income was $2,444 million in 2020, an increase of $4 million, from $2,440 million in 2019. This increase was primarily due to:
•higher Operating income;
•a deferred tax recovery relating to a tax return filing election for the state of North Dakota; and
•a provision for an uncertain tax item of a prior period in 2019.

This increase was partially offset by:
•an income tax recovery associated with changes in tax rates in 2019;
•lower FX translation gain on U.S. dollar-denominated debt and lease liabilities compared to 2019; and
•lower other components of net periodic benefit recovery.

Net income was $2,440 million in 2019, an increase of $489 million, or 25%, from $1,951 million in 2018. This increase was primarily due to:
•higher Operating income;
•FX translation gains on debt and lease liabilities in 2019 compared to FX translation losses on debt in 2018; and
•a higher income tax recovery associated with changes in tax rates.

This increase was partially offset by higher income taxes due to higher taxable income and a provision for an uncertain tax item of a prior period.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2,403 million in 2020, an increase of $113 million, or 5%, from $2,290 million in 2019. This increase was primarily due to higher Operating income, partially offset by lower other components of net periodic benefit recovery.

Adjusted income was $2,290 million in 2019, an increase of $210 million, or 10%, from $2,080 million in 2018. This increase was due to the same factors discussed above for the increase in Net income, except that Adjusted income excludes FX translation gains and losses on debt and lease liabilities, income tax recoveries associated with changes in tax rates, and a provision for an uncertain tax item of a prior period.

43 CP 2020 ANNUAL REPORT

Diluted Earnings per Share

Diluted EPS ($)
17.52
17.97
13.61
15
10
5
0
2018
2019
2020

Adjusted Diluted EPS ($) *
17.67
16.44
14.51
15
10
5
0
2018
2019
2020

*Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Diluted EPS was $17.97 in 2020, an increase of $0.45, or 3%, from $17.52 in 2019. This increase was due to a lower average number of outstanding Common Shares due to the Company's share repurchase program, and higher Net income.

Diluted EPS was $17.52 in 2019, an increase of $3.91, or 29%, from $13.61 in 2018. This increase was due to higher Net income and lower average number of outstanding Common Shares due to the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $17.67 in 2020, an increase of $1.23, or 7%, from $16.44 in 2019. Adjusted diluted EPS was $16.44 in 2019, an increase of $1.93, or 13%, from $14.51 in 2018. These increases were due to higher Adjusted income and lower average number of outstanding Common Shares due to the Company's share repurchase program.

Operating Ratio

Operating Ratio (%)
65
60
55
50
61.3
59.9
57.1
2018
2019
2020

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 57.1% in 2020, a 280 basis point improvement from 59.9% in 2019. This improvement was primarily due to:
•liquidated damages, including customer volume commitments, and higher freight rates;
•the favourable impact of changes in fuel prices;

CP 2020 ANNUAL REPORT 44
•the efficiencies generated from improved operating performance and asset utilization; and
•a gain as a result of the remeasurement to fair value of the previously held equity investment in DRTP.

This improvement was partially offset by:
•higher depreciation and amortization;
•cost inflation; and
•higher stock-based compensation.

The Company’s Operating ratio was 59.9% in 2019, a 140 basis point improvement from 61.3% in 2018. This improvement was primarily due to:
•higher freight rates;
•the favourable impact of changes in fuel prices; and
•the efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by:
•increased operating expense associated with higher casualty costs in 2019;
•higher stock-based compensation; and
•cost inflation.

Return on Average Shareholders' Equity and Adjusted Return on Invested Capital
Return on average shareholders' equity and Adjusted return on invested capital ("Adjusted ROIC") are measures used by management to determine how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions. Adjusted ROIC is also an important performance criteria in determining certain elements of the Company's long-term incentive plan.

Return on average shareholders' equity was 34.0% in 2020, a 160 basis point decrease compared to 35.6% in 2019. This decrease was due to higher average shareholders' equity due to accumulated Net income, partially offset by the impact of the Company's share repurchase program.

Return on average shareholders' equity was 35.6% in 2019, a 580 basis point increase compared to 29.8% in 2018. This increase was due to higher Net income. This increase was partially offset by higher average shareholders' equity due to accumulated Net income, partially offset by the impact of the Company's share repurchase program.

Adjusted ROIC was 16.7% in 2020, a 20 basis point decrease compared to 16.9% in 2019. This decrease was primarily due to higher average long-term debt, partially offset by higher Operating income.

Adjusted ROIC was 16.9% in 2019, a 70 basis point increase compared to 16.2% in 2018. This increase was primarily due to higher Operating income. This increase was partially offset by the increase in adjusted average invested capital primarily due to higher Adjusted income, partially offset by lower Common Shares due to the Company's share repurchase program.

Adjusted ROIC is a Non-GAAP measure, which is defined and reconciled from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of Foreign Exchange on Earnings
Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar.

On February 12, 2021, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.27 Canadian dollars.

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

Average exchange rates (Canadian/U.S. dollar)	2020	2019	2018	2017	2016
For the year ended – December 31	$1.34	$1.33	$1.30	$1.30	$1.33
For the three months ended – December 31	$1.30	$1.32	$1.32	$1.27	$1.33

45 CP 2020 ANNUAL REPORT

Exchange rates (Canadian/U.S. dollar)	2020	2019	2018	2017	2016
Beginning of year – January 1	$1.30	$1.36	$1.25	$1.34	$1.38
Beginning of quarter – April 1	$1.41	$1.33	$1.29	$1.33	$1.30
Beginning of quarter – July 1	$1.36	$1.31	$1.32	$1.30	$1.29
Beginning of quarter – October 1	$1.33	$1.32	$1.29	$1.25	$1.31
End of year – December 31	$1.28	$1.30	$1.36	$1.25	$1.34

High/Low exchange rates (Canadian/U.S. dollar)	2020	2019	2018	2017	2016
High	$1.45	$1.36	$1.37	$1.37	$1.46
Low	$1.27	$1.30	$1.23	$1.21	$1.25

In 2020, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $33 million, an increase in total operating expenses of $23 million and an increase in net interest expense of $4 million. In 2019, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $87 million, an increase in total operating expenses of $48 million and an increase in net interest expense of $10 million.

The impact of fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar on the Company's results is discussed further in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Foreign Exchange Risk.

Impact of Fuel Price on Earnings
Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings, as discussed further in Item 1. Business, Operations, Fuel Cost Adjustment Program and Item 1A. Risk Factors, Volatility Risks.

Average Fuel Price (U.S. dollars per U.S. gallon)	2020	2019	2018
For the year ended – December 31	$1.90	$2.49	$2.72
For the three months ended – December 31	$1.91	$2.53	$2.71

The impact of fuel price on earnings includes the impacts of provincial and federal carbon taxes and levies recovered and paid, on revenues and expenses, respectively.

In 2020, the favourable impact of fuel prices on Operating income was $25 million. Lower fuel prices resulted in a decrease in total operating expenses of $195 million. Lower fuel prices, partially offset by the timing of recoveries from CP's fuel cost adjustment program and increased carbon tax recoveries, resulted in a decrease in total revenues of $170 million from 2019. In 2019, the impact of lower fuel prices resulted in a decrease in Total revenues of $39 million and a decrease in Total operating expenses of $77 million.

Impact of Share Price on Earnings
Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP". The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for each quarter and the change in the price of the Common Shares on the TSX and the NYSE for the years ended December 31, 2020, 2019 and 2018:

Toronto Stock Exchange (in Canadian dollars)	2020	2019	2018
Opening Common Share price, as at January 1	$331.03	$242.24	$229.66
Ending Common Share price, as at March 31	$310.55	$275.34	$227.20
Ending Common Share price, as at June 30	$345.32	$308.43	$240.92
Ending Common Share price, as at September 30	$405.05	$294.42	$273.23
Ending Common Share price, as at December 31	$441.53	$331.03	$242.24
Change in Common Share price for the year ended December 31	$110.50	$88.79	$12.58

CP 2020 ANNUAL REPORT 46

New York Stock Exchange (in U.S. dollars)	2020	2019	2018
Opening Common Share price, as at January 1	$254.95	$177.62	$182.76
Ending Common Share price, as at March 31	$219.59	$206.03	$176.50
Ending Common Share price, as at June 30	$255.34	$235.24	$183.02
Ending Common Share price, as at September 30	$304.43	$222.46	$211.94
Ending Common Share price, as at December 31	$346.69	$254.95	$177.62
Change in Common Share price for the year ended December 31	$91.74	$77.33	$(5.14)

In 2020, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $58 million compared to $42 million in 2019, and $2 million in 2018.

The impact of share price on stock-based compensation is discussed further in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Share Price Impact on Stock-Based Compensation.

Operating Revenues

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(2)	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$7,541	$7,613	$7,152	$(72)	(1)	(1)	$461	6	5
Non-freight revenues (in millions)	169	179	164	(10)	(6)	(6)	15	9	8
Total revenues (in millions)	$7,710	$7,792	$7,316	$(82)	(1)	(1)	$476	7	5
Carloads (in thousands)	2,708.4	2,766.4	2,739.8	(58.0)	(2)	N/A	26.6	1	N/A
Revenue ton-miles (in millions)	151,891	154,378	154,207	(2,487)	(2)	N/A	171	—	N/A
Freight revenue per carload (in dollars)	$2,784	$2,752	$2,611	$32	1	1	$141	5	4
Freight revenue per revenue ton-mile (in cents)	4.96	4.93	4.64	0.03	1	—	0.29	6	5
(1) Freight revenues include fuel surcharge revenues of $297 million in 2020, $464 million in 2019 and $492 million in 2018. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.
(2) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, crew costs, and equipment rents. Non-freight revenue is generated from other arrangements, including contracts with passenger service operators and logistical services; leasing of certain assets; and switching fees.

Freight Revenues
Freight revenues were $7,541 million in 2020, a decrease of $72 million, or 1%, from $7,613 million in 2019. This decrease was primarily due to lower volumes as measured by RTMs. This decrease was partially offset by higher freight revenue per revenue ton-mile.

Freight revenues were $7,613 million in 2019, an increase of $461 million, or 6%, from $7,152 million in 2018. This increase was primarily due to higher freight revenue per revenue ton-mile.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for 2020 were 151,891 million, a decrease of 2,487 million, compared with 154,378 million in 2019. This decrease was mainly attributable to lower volumes of crude, Coal and frac sand. This decrease was partially offset by higher volumes of Grain, Potash and Fertilizers and sulphur.

RTMs for 2019 were 154,378 million, an increase of 171 million compared with 154,207 million in 2018. This increase was mainly attributable to increased shipments of Energy, chemicals and plastics and Intermodal, partially offset by decreased shipments of Potash, frac sand and Coal.

47 CP 2020 ANNUAL REPORT

Freight revenue per revenue ton-mile
Freight revenue per revenue ton-mile is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per revenue ton-mile was 4.96 cents in 2020, an increase of 0.03 cents, or 1%, from 4.93 cents in 2019. This increase was primarily due to higher liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $33 million. This increase was partially offset by the unfavourable impact of lower fuel surcharge revenue, as a result of lower fuel prices of $170 million and moving lower volumes of Automotive, which has a higher freight revenue per revenue ton-mile compared to the corporate average.

Freight revenue per revenue ton-mile was 4.93 cents in 2019, an increase of 0.29 cents, or 6%, from 4.64 cents in 2018. This increase was primarily due to higher liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $86 million. This increase was partially offset by the unfavourable impact of lower fuel surcharge revenue, as a result of lower fuel prices of $39 million.

Carloads
Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 2,708.4 thousand in 2020, a decrease of 58.0 thousand, or 2%, from 2,766.4 thousand in 2019. This decrease was primarily due to lower volumes of crude, Coal, and frac sand. This decrease was partially offset by higher volumes of Grain and Potash.

Carloads were 2,766.4 thousand in 2019, an increase of 26.6 thousand, or 1%, from 2,739.8 thousand in 2018. This increase was mainly attributable to increased shipments of Energy, chemicals and plastics and Intermodal, partially offset by decreased shipments of frac sand and Potash.

Freight revenue per carload
Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $2,784 in 2020, an increase of $32, or 1%, from $2,752 in 2019. This increase was primarily due to higher liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $33 million. This increase was partially offset by the unfavourable impact of lower fuel surcharge revenue, as a result of lower fuel prices of $170 million.

Freight revenue per carload was $2,752 in 2019, an increase of $141, or 5%, from $2,611 in 2018. This increase was primarily due to liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $86 million. This increase was partially offset by the unfavourable impact of lower fuel surcharge revenue, as a result of lower fuel prices of $39 million.

Non-freight Revenues
Non-freight revenues were $169 million in 2020, a decrease of $10 million, or 6%, from $179 million in 2019. This decrease was primarily due to lower revenue from passenger service operators.

Non-freight revenues were $179 million in 2019, an increase of $15 million, or 9%, from $164 million in 2018. This increase was primarily due to higher switching fees and logistical services revenue.

Lines of Business
Grain

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,829	$1,684	$1,566	$145	9	8	$118	8	6
Carloads (in thousands)	480.1	431.4	429.4	48.7	11	N/A	2.0	—	N/A
Revenue ton-miles (in millions)	41,747	36,941	36,856	4,806	13	N/A	85	—	N/A
Freight revenue per carload (in dollars)	$3,810	$3,904	$3,645	$(94)	(2)	(3)	$259	7	6
Freight revenue per revenue ton-mile (in cents)	4.38	4.56	4.25	(0.18)	(4)	(4)	0.31	7	6
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $1,829 million in 2020, an increase of $145 million, or 9%, from $1,684 million in 2019. This increase was primarily due to moving record volumes of Canadian grain, primarily to Vancouver and Thunder Bay, higher volumes of U.S. soybeans and corn to the U.S. Pacific Northwest, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per ton-mile. Freight revenue per

CP 2020 ANNUAL REPORT 48
revenue ton-mile decreased due to moving proportionately higher volumes of long haul soybeans and corn to U.S. Pacific Northwest, which also caused RTMs to increase more than carloads, and lower fuel surcharge revenue as a result of lower fuel prices.

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

Coal

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$566	$682	$673	$(116)	(17)	(17)	$9	1	1
Carloads (in thousands)	260.4	304.3	304.3	(43.9)	(14)	N/A	—	—	N/A
Revenue ton-miles (in millions)	18,510	21,820	22,443	(3,310)	(15)	N/A	(623)	(3)	N/A
Freight revenue per carload (in dollars)	$2,174	$2,241	$2,211	$(67)	(3)	(3)	$30	1	1
Freight revenue per revenue ton-mile (in cents)	3.06	3.13	3.00	(0.07)	(2)	(2)	0.13	4	4
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $566 million in 2020, a decrease of $116 million, or 17%, from $682 million in 2019. This decrease was primarily due to lower volumes of Canadian coal primarily to Vancouver, driven by supply chain challenges at both the mines and the ports, lower volumes of U.S. coal to Wisconsin, and decreased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to the unfavourable impact of lower fuel surcharge revenue as a result of lower fuel prices.

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

Potash

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$493	$462	$486	$31	7	6	$(24)	(5)	(6)
Carloads (in thousands)	162.9	149.3	158.4	13.6	9	N/A	(9.1)	(6)	N/A
Revenue ton-miles (in millions)	18,784	17,297	18,371	1,487	9	N/A	(1,074)	(6)	N/A
Freight revenue per carload (in dollars)	$3,026	$3,094	$3,071	$(68)	(2)	(3)	$23	1	—
Freight revenue per revenue ton-mile (in cents)	2.62	2.67	2.65	(0.05)	(2)	(2)	0.02	1	—
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $493 million in 2020, an increase of $31 million, or 7%, from $462 million in 2019. This increase was primarily due to higher volumes of export potash following resolved international contract negotiations, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per revenue ton-mile due to lower fuel surcharge revenue as a result of lower fuel prices.

49 CP 2020 ANNUAL REPORT

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

Fertilizers and Sulphur

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$290	$250	$243	$40	16	15	$7	3	1
Carloads (in thousands)	61.6	57.0	58.1	4.6	8	N/A	(1.1)	(2)	N/A
Revenue ton-miles (in millions)	4,683	3,846	4,051	837	22	N/A	(205)	(5)	N/A
Freight revenue per carload (in dollars)	$4,708	$4,386	$4,186	$322	7	6	$200	5	3
Freight revenue per revenue ton-mile (in cents)	6.19	6.50	6.00	(0.31)	(5)	(5)	0.50	8	7
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $290 million in 2020, an increase of $40 million, or 16%, from $250 million in 2019. This increase was primarily due to higher volumes of dry fertilizers, sulphur, and wet fertilizers, as well as the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per revenue ton-mile due to lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads due to moving lower volumes of wet and dry fertilizers within Alberta, which has a shorter length of haul.

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

Forest Products

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$328	$304	$284	$24	8	7	$20	7	5
Carloads (in thousands)	71.6	71.5	68.6	0.1	—	N/A	2.9	4	N/A
Revenue ton-miles (in millions)	5,491	4,974	4,763	517	10	N/A	211	4	N/A
Freight revenue per carload (in dollars)	$4,581	$4,252	$4,139	$329	8	7	$113	3	1
Freight revenue per revenue ton-mile (in cents)	5.97	6.11	5.96	(0.14)	(2)	(3)	0.15	3	1
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $328 million in 2020, an increase of $24 million, or 8%, from $304 million in 2019. This increase was primarily due to higher volumes of lumber and wood pulp, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per revenue ton-mile due to lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads due to moving higher volumes of panel products and wood pulp from Canada to the U.S., which has a longer length of haul.

Forest products revenue was $304 million in 2019, an increase of $20 million, or 7%, from $284 million in 2018. This increase was primarily due to higher volumes of wood pulp, newsprint, and lumber, increased freight revenue per revenue ton-mile, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates.

CP 2020 ANNUAL REPORT 50
Energy, Chemicals and Plastics

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,519	$1,534	$1,243	$(15)	(1)	(1)	$291	23	22
Carloads (in thousands)	308.8	358.1	334.6	(49.3)	(14)	N/A	23.5	7	N/A
Revenue ton-miles (in millions)	24,172	29,356	27,830	(5,184)	(18)	N/A	1,526	5	N/A
Freight revenue per carload (in dollars)	$4,919	$4,284	$3,715	$635	15	15	$569	15	14
Freight revenue per revenue ton-mile (in cents)	6.28	5.23	4.47	1.05	20	20	0.76	17	15
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $1,519 million in 2020, a decrease of $15 million, or 1%, from $1,534 million in 2019. This decrease was primarily due to lower volumes of crude, liquefied petroleum gas ("LPG"), and biofuels as a result of the COVID-19 pandemic and lower fuel surcharge revenue as a result of lower fuel prices. The decrease was partially offset by increased freight revenue per revenue ton-mile and higher volumes of plastics. Freight revenue per revenue ton-mile increased primarily due to higher liquidated damages, including customer volume commitments, and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of crude, which has a longer length of haul.

Energy, chemicals and plastics revenue was $1,534 million in 2019, an increase of $291 million, or 23%, from $1,243 million in 2018. This increase was primarily due to increased freight revenue per revenue ton-mile, higher volumes of crude, LPG, fuel oil, and other refined products, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased primarily due to liquidated damages, including customer volume commitments, and higher freight rates. Carloads increased more than RTMs due to moving proportionately less long haul crude to Kansas City, Missouri, and proportionately more short haul crude to Chicago, Illinois and Noyes, Minnesota.

Metals, Minerals and Consumer Products

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$629	$752	$797	$(123)	(16)	(17)	$(45)	(6)	(8)
Carloads (in thousands)	207.3	234.3	252.2	(27.0)	(12)	N/A	(17.9)	(7)	N/A
Revenue ton-miles (in millions)	9,325	10,684	11,858	(1,359)	(13)	N/A	(1,174)	(10)	N/A
Freight revenue per carload (in dollars)	$3,034	$3,210	$3,161	$(176)	(5)	(6)	$49	2	—
Freight revenue per revenue ton-mile (in cents)	6.75	7.04	6.72	(0.29)	(4)	(5)	0.32	5	3
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $629 million in 2020, a decrease of $123 million, or 16%, from $752 million in 2019. This decrease was primarily due to moving lower volumes of frac sand as a result of the COVID-19 pandemic and decreased freight revenue per revenue ton-mile. This decrease was partially offset by the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of lower fuel prices.

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

51 CP 2020 ANNUAL REPORT

Automotive

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$324	$352	$322	$(28)	(8)	(9)	$30	9	7
Carloads (in thousands)	106.1	114.4	108.3	(8.3)	(7)	N/A	6.1	6	N/A
Revenue ton-miles (in millions)	1,321	1,427	1,347	(106)	(7)	N/A	80	6	N/A
Freight revenue per carload (in dollars)	$3,054	$3,077	$2,975	$(23)	(1)	(2)	$102	3	1
Freight revenue per revenue ton-mile (in cents)	24.53	24.67	23.92	(0.14)	(1)	(1)	0.75	3	1
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $324 million in 2020, a decrease of $28 million, or 8%, from $352 million in 2019. This decrease was primarily due to lower volumes caused by manufacturing plant shutdowns in the second quarter of 2020 across North America as a result of the COVID-19 pandemic, and decreased freight revenue per revenue-ton mile. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by the onboarding of customers moving to and from Vancouver, higher freight rates, and the favourable impact of the change in FX.

Automotive revenue was $352 million in 2019, an increase of $30 million, or 9% from $322 million in 2018. This increase was primarily due to higher volumes from Vancouver to eastern Canada, higher volumes from the U.S. to CP's new Vancouver Automotive Compound, increased freight revenue per revenue ton-mile, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile increased due to higher freight rates.

Intermodal

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,563	$1,593	$1,538	$(30)	(2)	(2)	$55	4	3
Carloads (in thousands)	1,049.6	1,046.1	1,025.9	3.5	—	N/A	20.2	2	N/A
Revenue ton-miles (in millions)	27,858	28,033	26,688	(175)	(1)	N/A	1,345	5	N/A
Freight revenue per carload (in dollars)	$1,489	$1,523	$1,499	$(34)	(2)	(2)	$24	2	1
Freight revenue per revenue ton-mile (in cents)	5.61	5.68	5.76	(0.07)	(1)	(2)	(0.08)	(1)	(2)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $1,563 million in 2020, a decrease of $30 million, or 2%, from $1,593 million in 2019. This decrease was primarily due to decreased freight revenue per revenue ton-mile and lower volumes of international intermodal driven by the completion of a customer contract. This decrease was partially offset by the onboarding of a new international intermodal customer, higher freight rates, and the favourable impact of the change in FX. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenues as a result of lower fuel prices.

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

CP 2020 ANNUAL REPORT 52
Operating Expenses

2020 Operating Expenses	2019 Operating Expenses	2018 Operating Expenses

				2020 vs. 2019			2019 vs. 2018
For the year ended December 31 (in millions of Canadian dollars)	2020	2019	2018	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$1,560	$1,540	$1,468	$20	1	1	$72	5	4
Fuel	652	882	918	(230)	(26)	(27)	(36)	(4)	(6)
Materials	216	210	201	6	3	3	9	4	4
Equipment rents	142	137	130	5	4	2	7	5	3
Depreciation and amortization	779	706	696	73	10	10	10	1	1
Purchased services and other	1,050	1,193	1,072	(143)	(12)	(12)	121	11	10
Total operating expenses	$4,399	$4,668	$4,485	$(269)	(6)	(6)	$183	4	3
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $4,399 million in 2020, a decrease of $269 million, or 6%, from $4,668 million in 2019. This decrease was primarily due to:
•the favourable impact of $195 million from lower fuel prices;
•efficiencies generated from improved operating performance and asset utilization;
•a gain of $68 million as a result of the remeasurement to fair value of the previously held equity investment in DRTP;
•reduced variable expenses from lower volumes;
•the impact of harsher winter operating conditions in 2019; and
•lower casualty costs incurred in 2020.

This decrease was partially offset by:
•higher depreciation and amortization of $71 million (excluding FX);
•cost inflation;
•higher stock-based compensation of $37 million primarily driven by an increase in stock price; and
•the unfavourable impact of the change in FX of $23 million.

Operating expenses were $4,668 million in 2019, an increase of $183 million, or 4%, from $4,485 million in 2018. This increase was primarily due to:
•increased operating expense associated with higher casualty costs incurred in 2019 of $76 million (excluding FX);
•higher stock-based compensation of $58 million primarily driven by an increase in stock price;
•cost inflation;
•the unfavourable impact of the change in FX of $48 million;
•increased weather related costs as a result of harsh winter operating conditions in the first quarter of 2019; and
•increased variable expenses from higher volumes.

53 CP 2020 ANNUAL REPORT

This increase was partially offset by the favourable impact from changes in fuel prices of $77 million and the efficiencies generated from improved operating performance and asset utilization.

Compensation and Benefits
Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $1,560 million in 2020, an increase of $20 million, or 1%, from $1,540 million in 2019. This increase was primarily due to:
•the impact of wage and benefit inflation;
•increased stock-based compensation of $37 million primarily driven by the impact of changes in share price;
•higher defined benefit ("DB") pension and post-retirement benefits current service cost of $33 million;
•a bonus paid to frontline employees of $17 million; and
•unfavourable impact of the change in FX of $5 million.

This increase was partially offset by:
•labour efficiencies generated from improved operating performance and asset utilization;
•reduced training costs;
•lower volume variable expense as a result of decreased workload as measured by GTMs; and
•the impact of weather related costs as a result of harsh winter operating conditions in the first quarter of 2019.

Compensation and benefits expense was $1,540 million in 2019, an increase of $72 million, or 5% from $1,468 million in 2018. This increase was primarily due to:
•higher stock-based compensation of $58 million primarily driven by an increase in stock price;
•the impact of wage and benefit inflation;
•the impact of harsher winter operating conditions driven by operational inefficiencies and increased track labour and overtime;
•the unfavourable impact of the change in FX of $11 million; and
•higher volume variable expenses as a result of an increase in workload as measured by GTMs.

This increase was partially offset by:
•lower incentive compensation;
•lower DB pension and post-retirement benefits current service costs of $14 million; and
•labour efficiencies.

Fuel
Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $652 million in 2020, a decrease of $230 million, or 26%, from $882 million in 2019. This decrease was primarily due to:
•the favourable impact of lower fuel prices of $195 million;
•a decrease in workload, as measured by GTMs; and
•an improvement in fuel efficiency of 1% from improved winter operating conditions in the first quarter of 2020.

This decrease was partially offset by the unfavourable impact of the change in FX of $8 million.

Fuel expense was $882 million in 2019, a decrease of $36 million, or 4%, from $918 million in 2018. This decrease was primarily due to the favourable impact from lower fuel prices of $77 million.

This decrease was partially offset by an increase in workload, as measured by GTMs, and the unfavourable impact of the change in FX of $18 million.

Materials
Materials expense includes the cost of material used for maintenance of track, locomotives, freight cars, and buildings as well as software sustainment. Materials expense was $216 million in 2020, an increase of $6 million, or 3%, from $210 million in 2019. This increase was primarily due to higher spending on locomotive maintenance and overhauls, and track maintenance.

Materials expense was $210 million in 2019, an increase of $9 million, or 4%, from $201 million in 2018. This increase was primarily due to higher locomotive maintenance and higher non-locomotive fuel costs.

CP 2020 ANNUAL REPORT 54
Equipment Rents
Equipment rents expense includes the cost associated with using other companies’ freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $142 million in 2020, an increase of $5 million, or 4%, from $137 million in 2019. This increase was primarily due to lower receipts for CP freight cars used by other railways and the unfavourable impact of the change in FX of $2 million, partially offset by lower usage of pooled freight cars as a result of lower volumes.

Equipment rents expense was $137 million in 2019, an increase of $7 million, or 5%, from $130 million in 2018. This increase was primarily due to greater usage of pooled freight cars and the unfavourable impact of the change in FX of $3 million.

Depreciation and Amortization
Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $779 million for 2020, an increase of $73 million, or 10%, from $706 million in 2019. This increase was primarily due to:
•a higher asset base, as a result of the capital program spending in 2020;
•the impact of depreciation studies and other adjustments made in 2019; and
•the unfavourable impact of the change in FX of $2 million.

Depreciation and amortization expense was $706 million for 2019, an increase of $10 million, or 1%, from $696 million in 2018. This increase was primarily due to a higher asset base, as a result of the capital program spending in 2019, and the unfavourable impact of the change in FX of $4 million, partially offset by the impact of depreciation studies and other adjustments.

Purchased Services and Other

				2020 vs. 2019		2019 vs. 2018
For the year ended December 31 (in millions of Canadian dollars)	2020	2019	2018	Total Change	% Change	Total Change	% Change
Support and facilities	$271	$278	$264	$(7)	(3)	$14	5
Track and operations	282	278	268	4	1	10	4
Intermodal	209	222	221	(13)	(6)	1	—
Equipment	113	125	143	(12)	(10)	(18)	(13)
Casualty	116	149	73	(33)	(22)	76	104
Property taxes	126	133	124	(7)	(5)	9	7
Other	(57)	29	20	(86)	(297)	9	45
Land sales	(10)	(21)	(41)	11	(52)	20	(49)
Total Purchased services and other	$1,050	$1,193	$1,072	$(143)	(12)	$121	11

Purchased services and other expense encompasses a wide range of third-party costs, including contractor and consulting fees, locomotive and freight car repairs performed by third parties, property and other taxes, intermodal pickup and delivery services, casualty expense, expenses for joint facilities, and gains on land sales. Purchased services and other expense was $1,050 million in 2020, a decrease of $143 million, or 12%, from $1,193 million in 2019. This decrease was primarily due to:
•a gain of $68 million as a result of the remeasurement to fair value of the previously held equity investment in DRTP, reported in Other.
•lower expenses primarily due to reduced number and severity of casualty incidents, reported in Casualty;
•reduced business travel and event cost due to COVID-19, reported in primarily Support and facilities and Track and operations;
•a decrease in charges associated with contingencies of $10 million, reported in Other; and
•reduced variable expenses from lower volumes, reported in Intermodal and Equipment.

This decrease was partially offset by lower gains on land sales of $11 million in 2020, reported in Land sales and the unfavourable impact of the change in FX of $6 million.

Purchased services and other expense was $1,193 million in 2019, an increase of $121 million, or 11%, from $1,072 million in 2018. This increase was primarily due to:
•an increase in number and severity of casualty incidents of $73 million (excluding FX), which were the result of difficult operating conditions due to weather in the first half of 2019, reported in Casualty;
•lower gains on land sales of $20 million mainly as a result of the sale of the Bass Lake railway line in 2018;
•the unfavourable impact of the change in FX of $11 million;
•an increase in legal fees, reported in Support and facilities;

55 CP 2020 ANNUAL REPORT

•higher snow removal and other weather related costs; and
•higher property taxes due to higher tax rates.

This increase was partially offset by:
•a decrease in charges associated with contingencies of $10 million, reported in Other;
•a decrease in costs for locomotive warranty service agreements due to the insourcing of maintenance of certain locomotives in the company's fleet, reported in Equipment; and
•costs related to labour disruptions in the second quarter of 2018, reported in Track and operations.

Other Income Statement Items
Other (Income) Expense
Other (income) expense consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other income was $7 million in 2020, a decrease of $82 million, or 92%, from $89 million in the same period of 2019. This decrease was primarily due to a lower FX translation gain on U.S. dollar-denominated debt and lease liabilities of $80 million.

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

Other Components of Net Periodic Benefit Recovery
Other components of net periodic benefit recovery were $342 million in 2020, a decrease of $39 million, or 10%, from $381 million in 2019. This decrease was primarily due to an increase in the recognized net actuarial loss resulting from a reduction in discount rate.

Other components of net periodic benefit recovery were $381 million in 2019, a decrease of $3 million or 1%, from $384 million in 2018. This decrease was primarily due to higher interest cost on the benefit obligation.

Net Interest Expense
Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $458 million in 2020, an increase of $10 million, or 2%, from $448 million in 2019. This increase was primarily due to the unfavourable impacts of an increase in debt levels of $34 million and the change in FX of $4 million. This increase was partially offset by a reduction in interest related to long-term debt of $29 million as the result of a lower effective interest rate following the Company's debt refinancing completed in 2019 and 2020.

Net interest expense was $448 million in 2019, a decrease of $5 million, or 1%, from $453 million in 2018. This was primarily due to a net reduction in interest related to long-term debt of $21 million as the result of a lower effective interest rate following the Company's debt refinancing completed in 2018 and 2019, partially offset by the unfavourable impact of the change in FX of $10 million and an increase in commercial paper interest of $6 million.

Income Tax Expense
Income tax expense was $758 million in 2020, an increase of $52 million, or 7%, from $706 million in 2019. The increase was primarily due to higher taxable earnings and lower net income tax recoveries in 2020. In 2020, a tax filing election lowered the North Dakota rate resulting in net income tax recoveries of $29 million compared to 2019 when net income tax recoveries were $88 million as a result of an Alberta corporate tax rate decrease, partially offset by a 2019 tax expense for an unrecognized tax benefit of $24 million.

Income tax expense was $706 million in 2019, an increase of $69 million, or 11%, from $637 million in 2018. The increase was due to:
•higher taxable earnings;
•an increase in unrecognized tax benefits of $24 million; and
•net income tax recoveries in 2018 of $21 million as a result of the Iowa and Missouri corporate tax rate decreases.

This increase was partially offset by net income tax recoveries in 2019 of $88 million as a result of an Alberta corporate tax rate decrease.

The effective income tax rate for 2020 was 23.66% on reported income and 24.61% on Adjusted income. The effective income tax rate for 2019 was 22.43% on reported income and 24.96% on Adjusted income. The effective income tax rate for 2018 was 24.64% on reported income and 24.55% on

CP 2020 ANNUAL REPORT 56
Adjusted income. Adjusted income is a Non-GAAP measure, which is discussed further in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company expects a 2021 effective tax rate of 24.60%. The Company’s 2021 outlook for its effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. These assumptions are discussed further in Item 1A. Risk Factors.

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

As at December 31, 2020, the Company had $147 million of Cash and cash equivalents compared to $133 million at December 31, 2019.

As at December 31, 2020, the Company's revolving credit facility was undrawn (December 31, 2019 – undrawn), from a total available amount of U.S. $1.3 billion. The agreement requires the Company to maintain a financial covenant in conjunction with the facility. As at December 31, 2020, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at December 31, 2020, total commercial paper borrowings were U.S. $644 million (December 31, 2019 – $397 million).

As at December 31, 2020, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $59 million from a total available amount of $300 million (December 31, 2019 - $80 million). Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at December 31, 2020, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2019 – $nil).

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities
Cash provided by operating activities was $2,802 million in 2020, a decrease of $188 million, or 6%, compared to $2,990 million in 2019. This decrease was primarily due to lower receipts from customers in advance of performing services, compared to 2019.

Cash provided by operating activities was $2,990 million in 2019, an increase of $278 million, or 10%, compared to $2,712 million in 2018. This increase was primarily due to advance receipts of consideration for service under freight contracts as well as higher cash generating income, compared to 2018.

Investing Activities
Cash used in investing activities was $2,030 million in 2020, an increase of $227 million, or 13%, from $1,803 million in 2019. This increase was primarily due to the acquisition of DRTP in 2020, compared to the acquisition of CMQ in 2019.

Cash used in investing activities was $1,803 million in 2019, an increase of $345 million, or 24%, from $1,458 million in 2018. This increase was primarily due to:
•the acquisition of CMQ;
•higher additions to properties; and
•lower proceeds from the sale of properties and other assets.

57 CP 2020 ANNUAL REPORT

Capital Programs

For the year ended December 31 (in millions of Canadian dollars, except for track miles and crossties)	2020	2019	2018
Additions to capital
Track and roadway	$1,161	$1,004	$965
Rolling stock (1)	253	393	318
Information systems software (2)	45	55	53
Buildings (3)	103	58	54
Other (3)	126	154	184
Total – accrued additions to capital	1,688	1,664	1,574
Less:
Non-cash transactions	17	17	23
Cash invested in additions to properties (per Consolidated Statements of Cash Flows)	$1,671	$1,647	$1,551
Track installation capital programs
Track miles of rail laid (miles)	301	246	281
Track miles of rail capacity expansion (miles)	28	11	4
Crossties installed (thousands)	1,417	1,122	1,015
(1) Previously reported as Rolling Stock and containers. Containers of approximately $3 million in 2020 (2019 - $33 million; 2018 - $83 million) included in Other.
(2) Previously reported as Information Systems including hardware and software. Hardware of approximately $17 million in 2020 (2019 - $15 million; 2018 - $33 million) included in Other.
(3) Previously reported as Buildings and other, now separated.

Track and roadway expenditures include the replacement and enhancement of the Company’s track infrastructure. Of the $1,161 million additions in 2020 (2019 – $1,004 million), approximately $1,008 million (2019 – $918 million) was invested in the renewal of depleted assets, namely rail, ties, ballast, signals, and bridges. Approximately $25 million (2019 – $27 million) was spent on PTC compliance requirements and $128 million (2019 – $59 million) was invested in network improvements and growth initiatives.

Rolling stock investments encompass locomotives and railcars. In 2020, expenditures on locomotives were approximately $126 million (2019 – $174 million) and were focused on the continued re-investment in CP's existing locomotive fleet. Railcar investment of approximately $127 million (2019 – $219 million) was largely focused on renewal of depleted assets, including the acquisition of covered hoppers for grain transportation.

In 2020, CP invested approximately $45 million (2019 – $55 million) in information systems software primarily focused on rationalizing and enhancing business systems and providing real-time data. Investments in buildings were approximately $103 million (2019 - $58 million) included items such as facility upgrades, renovations and shop equipment. Other items were $126 million (2019 – $154 million) and included investments in modernizing core information systems hardware, containers, and vehicles.

For 2021, CP expects to invest approximately $1.55 billion in its capital programs, which will be financed with cash generated from operations. Approximately 60% to 65% of the planned capital programs is for track and roadway. Approximately 20% is expected to be allocated to rolling stock, including railcars and locomotive improvements. Approximately 5% is expected to be allocated to information services, and 10% to 15% is expected to be allocated to buildings and other.

Free Cash
CP generated positive Free cash of $1,157 million in 2020, a decrease of $200 million, or 15%, from $1,357 million in 2019. This decrease was primarily due to a decrease in cash provided by operating activities.

CP generated positive Free cash of $1,357 million in 2019, an increase of $68 million, or 5%, from $1,289 million in 2018. This increase was primarily due to an increase in cash provided by operating activities, partially offset by higher additions to properties and lower proceeds from the sale of properties and other assets during 2019.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. The 2020 capital programs are discussed above. Free cash is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CP 2020 ANNUAL REPORT 58
Financing Activities
Cash used in financing activities was $764 million in 2020, a decrease of $347 million, or 31%, from $1,111 million in 2019. This decrease was primarily due to the issuances of U.S. $500 million 2.050% notes due March 5, 2030 and $300 million 3.050% notes due March 9, 2050 in 2020, compared to the issuance of $400 million 3.150% notes due March 13, 2029 in 2019, as well as the principal repayment of U.S. $350 million of the Company's 7.250% notes at maturity in May 2019. This was partially offset by higher payments to buy back shares under the Company's share repurchase program, lower net issuances of commercial paper during 2020, and higher dividends paid during 2020.

Cash used in financing activities was $1,111 million in 2019, a decrease of $431 million, or 28%, from $1,542 million in 2018. This decrease was primarily due to the net issuance of commercial paper in 2019 and a lower principal repayment of U.S. $350 million of the Company's 7.250% notes maturing May 2019, compared to the principal repayments in 2018 of U.S. $275 million of the Company's 6.500% notes maturing May 2018 and $375 million of the Company's 6.250% medium term notes maturing June 2018. This was partially offset by the issuance of $400 million 3.150% notes due March 13, 2029 in 2019 compared to the issuance of U.S. $500 million 4.000% notes due June 1, 2028 in 2018, and higher dividends paid during 2019.

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

As at December 31, 2020, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2019.

Credit ratings as at December 31, 2020(1)

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

Financial Ratios
The Long-term debt to Net income ratio was 4.0 in 2020, compared with 3.6 in 2019 and 4.5 in 2018. The increase in the ratio from 2019 to 2020 was primarily due to higher debt. The decrease in the ratio from 2018 to 2019 was due to higher Net income, partially offset by higher debt.

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio was 2.5 in 2020, compared with 2.4 in 2019 and 2.6 in 2018. The increase in the ratio from 2019 to 2020 was primarily due to a higher debt balance, partially offset by an increase in Adjusted EBITDA. The decrease from 2018 to 2019 was primarily due to an increase in Adjusted EBITDA. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

59 CP 2020 ANNUAL REPORT

Although CP has provided a target Non-GAAP measure (Adjusted net debt to Adjusted EBITDA ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted net debt to Adjusted EBITDA ratio to the most comparable GAAP measure (Long-term debt to Net income ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized changes in income tax rates and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect Net income but may be excluded from CP’s Adjusted EBITDA. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted EBITDA. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities, interest and taxes from Adjusted EBITDA. Please see Forward-Looking Statements in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Dividend Payout Ratio
The dividend payout ratio was 19.8% in 2020, compared with 17.9% in 2019 and 18.5% in 2018. The increase in the ratio from 2019 to 2020 was due to higher dividends declared per share, partially offset by higher diluted EPS. The decrease in the ratio from 2018 to 2019 was due to higher diluted EPS, partially offset by higher dividends declared per share.

The Adjusted dividend payout ratio was 20.1% in 2020, compared with 19.1% in 2019 and 17.3% in 2018. These increases were due to higher dividends declared per share, partially offset by higher Adjusted diluted EPS. Adjusted dividend payout ratio is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted dividend payout ratio of 25.0% to 30.0%.

Although CP has provided a target Non-GAAP measure (Adjusted dividend payout ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted dividend payout ratio to the most comparable GAAP measure (Dividend payout ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized changes in income tax rates and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect Diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities from Adjusted diluted EPS. Please see Forward-Looking Statements in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

As of December 31, 2020, CPRC has $7,448 million principal amount of debt securities outstanding due through 2115, and $45 million in perpetual 4% consolidated debenture stock, for all of which CPRL is the guarantor.

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

Pursuant to Rule 13-01 of the SEC's Regulation S-X, the Company provides summarized financial and non-financial information of CPRC in lieu of providing separate financial statements of CPRC.

More information on the securities under this guarantee structure can be found in Exhibit 22.1 List of Issuers and Guarantor Subsidiaries of this annual report.

CP 2020 ANNUAL REPORT 60
Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor) on a combined basis after elimination of (i) intercompany transactions and balances among CPRC and CPRL; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income.

Statements of Income

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the year ended December 31, 2020	For the year ended December 31, 2019
Total revenues	$5,797	$5,662
Total operating expenses	3,263	3,446
Operating Income (1)	2,534	2,216
Less: Other (2)	127	(13)
Income before income tax expense	2,407	2,229
Net Income	$1,792	$1,704
(1) Includes net lease costs incurred from non-guarantor subsidiaries for the year ended December 31, 2020 and 2019 of $435 million and $320 million, respectively.
(2) Includes Other income, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at December 31, 2020	As at December 31, 2019
Assets
Current Assets	$907	$842
Properties	10,865	10,287
Other non-current assets	1,151	1,208

Liabilities
Current liabilities	$2,290	$1,833
Long-term debt	8,585	8,145
Other non-current liabilities	2,981	2,711

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPRL have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the year ended December 31, 2020	For the year ended December 31, 2019
Dividend income from non-guarantor subsidiaries	$163	$158
Capital contributions to non-guarantor subsidiaries	—	(125)
Return of capital from non-guarantor subsidiaries	198	1,345

61 CP 2020 ANNUAL REPORT

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at December 31, 2020	As at December 31, 2019
Assets
Accounts Receivable, intercompany	$327	$318
Short-term advances to affiliates	20	14
Long-term advances to affiliates	9	7

Liabilities
Accounts payable, intercompany	$179	$249
Short-term advances from affiliates	3,658	3,700
Long-term advances from affiliates	82	84

Share Capital
At February 17, 2021, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 133,297,236 Common Shares and no preferred shares issued and outstanding, which consists of 13,779 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Each option granted can be exercised for one Common Share. At February 17, 2021, 1,521,584 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 733,836 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 340,000 options available to be issued in the future.

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

Non-GAAP Performance Measures
The Company uses adjusted earnings results including Adjusted income, Adjusted diluted earnings per share, Adjusted operating income, and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These Non-GAAP measures are presented in Item 6. Selected Financial Data and discussed further in other sections of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, the FX impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), discrete tax items, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In 2020, there were two significant items included in Net income as follows:
•in the fourth quarter, a deferred tax recovery of $29 million due to a change relating to a tax return filing election for the state of North Dakota that favourably impacted Diluted EPS by 22 cents; and
•during the course of the year, a net non-cash gain of $14 million ($12 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 9 cents as follows:
–in the fourth quarter, a $103 million gain ($90 million after deferred tax) that favourably impacted Diluted EPS by 67 cents;

CP 2020 ANNUAL REPORT 62
–in the third quarter, a $40 million gain ($38 million after deferred tax) that favourably impacted Diluted EPS by 29 cents;
–in the second quarter, an $86 million gain ($82 million after deferred tax) that favourably impacted Diluted EPS by 59 cents; and
–in the first quarter, a $215 million loss ($198 million after deferred tax) that unfavourably impacted Diluted EPS by $1.44.

In 2019, there were three significant items included in Net income as follows:
•in the fourth quarter, a deferred tax expense of $24 million as a result of a provision for an uncertain tax item of a prior period that unfavourably impacted Diluted EPS by 17 cents;
•in the second quarter, a deferred tax recovery of $88 million due to the change in the Alberta provincial corporate income tax rate that favourably impacted Diluted EPS by 63 cents; and
•during the course of the year, a net non-cash gain of $94 million ($86 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 62 cents as follows:
–in the fourth quarter, a $37 million gain ($32 million after deferred tax) that favourably impacted Diluted EPS by 22 cents;
–in the third quarter, a $25 million loss ($22 million after deferred tax) that unfavourably impacted Diluted EPS by 15 cents;
–in the second quarter, a $37 million gain ($34 million after deferred tax) that favourably impacted Diluted EPS by 24 cents; and
–in the first quarter, a $45 million gain ($42 million after deferred tax) that favourably impacted Diluted EPS by 30 cents.

In 2018, there were two significant items included in Net income as follows:
•in the second quarter, a deferred tax recovery of $21 million due to reductions in the Missouri and Iowa state tax rates that favourably impacted Diluted EPS by 15 cents; and
•during the course of the year, a net non-cash loss of $168 million ($150 million after deferred tax) due to FX translation of debt that unfavourably impacted Diluted EPS by $1.05 as follows:
–in the fourth quarter, a $113 million loss ($103 million after deferred tax) that unfavourably impacted Diluted EPS by 72 cents;
–in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 23 cents;
–in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents; and
–in the first quarter, a $49 million loss ($42 million after deferred tax) that unfavourably impacted Diluted EPS by 29 cents.

In 2017, there were five significant items included in Net income as follows:
•in the second quarter, a charge on hedge roll and de-designation of $13 million ($10 million after deferred tax) that unfavourably impacted Diluted EPS by 7 cents;
•in the second quarter, an insurance recovery of a legal settlement of $10 million ($7 million after current tax) that favourably impacted Diluted EPS by 5 cents;
•in the first quarter, a management transition recovery of $51 million related to the retirement of Mr. E. Hunter Harrison as CEO of CP ($39 million after deferred tax) that favourably impacted Diluted EPS by 27 cents;
•during the course of the year, a net deferred tax recovery of $541 million as a result of changes in income tax rates as follows:
–in the fourth quarter, a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by $3.63;
–in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate change that unfavourably impacted Diluted EPS by 2 cents;
–in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 12 cents; and
•during the course of the year, a net non-cash gain of $186 million ($162 million after deferred tax) due to FX translation of debt that favourably impacted Diluted EPS by $1.10 as follows:
–in the fourth quarter, a $14 million loss ($12 million after deferred tax) that unfavourably impacted Diluted EPS by 8 cents;
–in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 62 cents;
–in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 40 cents; and
–in the first quarter, a $28 million gain ($24 million after deferred tax) that favourably impacted Diluted EPS by 16 cents.

In 2016, there were two significant items included in Net income as follows:
•in the third quarter, a $25 million expense ($18 million after current tax) related to a legal settlement that unfavourably impacted Diluted EPS by 12 cents; and
•during the course of the year, a net non-cash gain of $79 million ($68 million after deferred tax) due to FX translation of debt that favourably impacted Diluted EPS by 46 cents as follows:
–in the fourth quarter, a $74 million loss ($64 million after deferred tax) that unfavourably impacted Diluted EPS by 43 cents;
–in the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 27 cents;
–in the second quarter, an $18 million gain ($16 million after deferred tax) that favourably impacted Diluted EPS by 10 cents; and
–in the first quarter, a $181 million gain ($156 million after deferred tax) that favourably impacted Diluted EPS by $1.01.

63 CP 2020 ANNUAL REPORT

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures
The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures presented in Item 6. Selected Financial Data and discussed further in other sections of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the year ended December 31
(in millions of Canadian dollars)	2020	2019	2018	2017	2016
Net income as reported	$2,444	$2,440	$1,951	$2,405	$1,599
Less significant items (pre-tax):
Legal settlement charge	—	—	—	—	(25)
Insurance recovery of legal settlement	—	—	—	10	—
Charge on hedge roll and de-designation	—	—	—	(13)	—
Management transition recovery	—	—	—	51	—
Impact of FX translation gain (loss) on debt and lease liabilities	14	94	(168)	186	79
Add:
Tax effect of adjustments(1)	2	8	(18)	36	4
Income tax rate changes	(29)	(88)	(21)	(541)	—
Provision for uncertain tax item	—	24	—	—	—
Adjusted income	$2,403	$2,290	$2,080	$1,666	$1,549
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 13.58%, 8.55%, 10.64%, 15.27% and 7.17% for the years presented, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the year ended December 31
	2020	2019	2018	2017	2016
Diluted earnings per share as reported	$17.97	$17.52	$13.61	$16.44	$10.63
Less significant items (pre-tax):
Legal settlement charge	—	—	—	—	(0.17)
Insurance recovery of legal settlement	—	—	—	0.07	—
Charge on hedge roll and de-designation	—	—	—	(0.09)	—
Management transition recovery	—	—	—	0.35	—
Impact of FX translation gain (loss) on debt and lease liabilities	0.10	0.67	(1.17)	1.27	0.53
Add:
Tax effect of adjustments(1)	0.01	0.05	(0.12)	0.25	0.02
Income tax rate changes	(0.21)	(0.63)	(0.15)	(3.70)	—
Provision for uncertain tax item	—	0.17	—	—	—
Adjusted diluted earnings per share	$17.67	$16.44	$14.51	$11.39	$10.29
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 13.58%, 8.55%, 10.64%, 15.27% and 7.17% for the years presented, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

CP 2020 ANNUAL REPORT 64
Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the year ended December 31
(in millions of Canadian dollars)	2020	2019	2018	2017	2016
Operating income as reported	$3,311	$3,124	$2,831	$2,519	$2,411
Less significant item:
Management transition recovery	—	—	—	51	—
Adjusted operating income	$3,311	$3,124	$2,831	$2,468	$2,411

Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the year ended December 31
	2020	2019	2018	2017	2016
Operating ratio as reported	57.1%	59.9%	61.3%	61.6%	61.3%
Less significant item:
Management transition recovery	—	—	—	(0.8)	—
Adjusted operating ratio	57.1%	59.9%	61.3%	62.4%	61.3%

Adjusted ROIC
Adjusted ROIC is calculated as Adjusted return divided by Adjusted average invested capital. Adjusted return is defined as Net income adjusted for interest expense, tax effected at the Company’s adjusted annualized effective tax rate, and significant items in the Company’s Consolidated Financial Statements, tax effected at the applicable tax rate. Adjusted average invested capital is defined as the sum of total Shareholders' equity, Long-term debt, and Long-term debt maturing within one year, as presented in the Company's Consolidated Financial Statements, each averaged between the beginning and ending balance over a rolling 12-month period, adjusted for the impact of significant items, tax effected at the applicable tax rate, on closing balances as part of this average. Adjusted ROIC excludes significant items reported in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount, and excludes interest expense, net of tax, to incorporate returns on the Company’s overall capitalization. Adjusted ROIC is a performance measure that measures how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. Adjusted ROIC, which is reconciled below from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, is also presented in Item 6. Selected Financial Data and discussed further in Results of Operations of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Beginning in the first quarter of 2020, CP aligned the reconciliation sequence for Adjusted ROIC to start with Net income, with no change to the calculated Adjusted return.

Calculation of Return on average shareholders' equity

	For the year ended December 31
(in millions of Canadian dollars, except for percentages)	2020	2019	2018	2017	2016
Net income as reported	$2,444	$2,440	$1,951	$2,405	$1,599
Average shareholders' equity	$7,194	$6,853	$6,537	$5,539	$4,711
Return on average shareholders' equity	34.0%	35.6%	29.8%	43.4%	33.9%

65 CP 2020 ANNUAL REPORT

Reconciliation of Net Income to Adjusted Return

	For the year ended December 31
(in millions of Canadian dollars)	2020	2019	2018	2017	2016
Net income as reported	$2,444	$2,440	$1,951	$2,405	$1,599
Add:
Net interest expense	458	448	453	473	471
Tax on interest(1)	(113)	(112)	(112)	(126)	(124)
Significant items (pre-tax):
Legal settlement charge	—	—	—	—	25
Insurance recovery of legal settlement	—	—	—	(10)	—
Charge on hedge roll and de-designation	—	—	—	13	—
Management transition recovery	—	—	—	(51)	—
Impact of FX translation (gain) loss on debt and lease liabilities	(14)	(94)	168	(186)	(79)
Tax on significant items(2)	2	8	(18)	36	4
Income tax rate changes	(29)	(88)	(21)	(541)	—
Provision for uncertain tax item	—	24	—	—	—
Adjusted return	$2,748	$2,626	$2,421	$2,013	$1,896
(1) Tax was calculated at the adjusted annualized effective tax rate of 24.61%, 24.96%, 24.55%, 26.42%, and 26.20% for each of the above items for the years presented, respectively.
(2) Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate of 13.58%, 8.55%, 10.64%, 15.27%, and 7.17% for each of the above items for the years presented, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the year ended December 31
(in millions of Canadian dollars)	2020	2019	2018	2017	2016
Average shareholders' equity	$7,194	$6,853	$6,537	$5,539	$4,711
Average Long-term debt, including long-term debt maturing within one year	9,264	8,726	8,427	8,422	8,821
	$16,458	$15,579	$14,964	$13,961	$13,532
Less:
Significant items (pre-tax):
Legal settlement charge	—	—	—	—	(13)
Insurance recovery of legal settlement	—	—	—	5	—
Charge on hedge roll and de-designation	—	—	—	(7)	—
Management transition recovery	—	—	—	26	—
Tax on significant items(1)	—	—	—	(5)	4
Income tax rate changes	15	44	11	270	—
Provision for uncertain tax item	—	(12)	—	—	—
Adjusted average invested capital	$16,443	$15,547	$14,953	$13,672	$13,541
(1) Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate of 15.27% and 7.17% for 2017 and 2016, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

CP 2020 ANNUAL REPORT 66
Calculation of Adjusted ROIC

	For the year ended December 31
(in millions of Canadian dollars, except for percentages)	2020	2019	2018	2017	2016
Adjusted return	$2,748	$2,626	$2,421	$2,013	$1,896
Adjusted average invested capital	$16,443	$15,547	$14,953	$13,672	$13,541
Adjusted ROIC	16.7%	16.9%	16.2%	14.7%	14.0%

Free Cash
Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations, and the acquisitions of CMQ and DRTP. Free cash is a measure that management considers to be a valuable indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash to satisfy debt obligations and discretionary activities such as dividends, share repurchase programs, and other strategic opportunities. The acquisitions of CMQ and DRTP are not indicative of investment trends and have also been excluded from Free cash. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Item 6. Selected Financial Data and discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the year ended December 31
(in millions of Canadian dollars)	2020	2019	2018	2017	2016
Cash provided by operating activities	$2,802	$2,990	$2,712	$2,182	$2,089
Cash used in investing activities	(2,030)	(1,803)	(1,458)	(1,295)	(1,069)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	6	(4)	11	(13)	(13)
Less:
Settlement of forward starting swaps on debt issuance	—	—	(24)	—	—
Investment in Central Maine & Québec Railway	19	(174)	—	—	—
Investment in Detroit River Tunnel Partnership	(398)	—	—	—	—
Free cash	$1,157	$1,357	$1,289	$874	$1,007

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

67 CP 2020 ANNUAL REPORT

				2020 vs. 2019			2019 vs. 2018
(in millions of Canadian dollars)	Reported 2020	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2019	FX Adj. % Change	Variance due to FX	FX Adjusted 2018	FX Adj. % Change
Freight revenues by line of business
Grain	$1,829	$1,684	$1,566	$8	$1,692	8	$19	$1,585	6
Coal	566	682	673	1	683	(17)	2	675	1
Potash	493	462	486	2	464	6	6	492	(6)
Fertilizers and sulphur	290	250	243	2	252	15	4	247	1
Forest products	328	304	284	3	307	7	5	289	5
Energy, chemicals and plastics	1,519	1,534	1,243	3	1,537	(1)	17	1,260	22
Metals, minerals, and consumer products	629	752	797	7	759	(17)	16	813	(8)
Automotive	324	352	322	3	355	(9)	7	329	7
Intermodal	1,563	1,593	1,538	4	1,597	(2)	10	1,548	3
Freight revenues	7,541	7,613	7,152	33	7,646	(1)	86	7,238	5
Non-freight revenues	169	179	164	—	179	(6)	1	165	8
Total revenues	$7,710	$7,792	$7,316	$33	$7,825	(1)	$87	$7,403	5

FX adjusted % changes in operating expenses are discussed in Operating Expenses of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

				2020 vs. 2019			2019 vs. 2018
(in millions of Canadian dollars)	Reported 2020	Reported 2019	Reported 2018	Variance due to FX	FX Adjusted 2019	FX Adj. % Change	Variance due to FX	FX Adjusted 2018	FX Adj. % Change
Compensation and benefits	$1,560	$1,540	$1,468	$5	$1,545	1	$11	$1,479	4
Fuel	652	882	918	8	890	(27)	18	936	(6)
Materials	216	210	201	—	210	3	1	202	4
Equipment rents	142	137	130	2	139	2	3	133	3
Depreciation and amortization	779	706	696	2	708	10	4	700	1
Purchased services and other	1,050	1,193	1,072	6	1,199	(12)	11	1,083	10
Total operating expenses	$4,399	$4,668	$4,485	$23	$4,691	(6)	$48	$4,533	3

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

Calculation of Dividend Payout Ratio

	For the year ended December 31
(in dollars, except for percentages)	2020	2019	2018	2017	2016
Dividends declared per share	$3.5600	$3.1400	$2.5125	$2.1875	$1.8500
Diluted EPS	17.97	17.52	13.61	16.44	10.63
Dividend payout ratio	19.8%	17.9%	18.5%	13.3%	17.4%

CP 2020 ANNUAL REPORT 68
Calculation of Adjusted Dividend Payout Ratio

	For the year ended December 31
(in dollars, except for percentages)	2020	2019	2018	2017	2016
Dividends declared per share	$3.5600	$3.1400	$2.5125	$2.1875	$1.8500
Adjusted diluted EPS	17.67	16.44	14.51	11.39	10.29
Adjusted dividend payout ratio	20.1%	19.1%	17.3%	19.2%	18.0%

Adjusted Net Debt to Adjusted EBITDA Ratio
Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio is calculated as Adjusted net debt divided by Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a key credit measure used to assess the Company’s financial capacity. The ratio provides information on the Company’s ability to service its debt and other long-term obligations. The Adjusted net debt to Adjusted EBITDA ratio, which is reconciled below from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, is also presented in Item 6. Selected Financial Data and discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Long-term Debt to Net Income Ratio

(in millions of Canadian dollars, except for ratios)	2020	2019	2018	2017	2016
Long-term debt including long-term debt maturing within one year as at December 31	$9,771	$8,757	$8,696	$8,159	$8,684
Net income for the year ended December 31	2,444	2,440	1,951	2,405	1,599
Long-term debt to Net income ratio	4.0	3.6	4.5	3.4	5.4

Reconciliation of Long-term Debt to Adjusted Net Debt
Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating lease liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents.

(in millions of Canadian dollars)	2020	2019	2018	2017	2016
Long-term debt including long-term debt maturing within one year as at December 31	$9,771	$8,757	$8,696	$8,159	$8,684
Add:
Pension plans deficit(1)	328	294	266	278	273
Operating lease liabilities	311	354	387	281	361
Less:
Cash and cash equivalents	147	133	61	338	164
Adjusted net debt as at December 31	$10,263	$9,272	$9,288	$8,380	$9,154
(1) Pension plans deficit is the total funded status of the Pension plans in deficit only.

69 CP 2020 ANNUAL REPORT

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

	For the year ended December 31
(in millions of Canadian dollars)	2020	2019	2018	2017	2016
Net income as reported	$2,444	$2,440	$1,951	$2,405	$1,599
Add:
Net interest expense	458	448	453	473	471
Income tax expense	758	706	637	93	553
EBIT	3,660	3,594	3,041	2,971	2,623
Less significant items (pre-tax):
Legal settlement charge	—	—	—	—	(25)
Insurance recovery of legal settlement	—	—	—	10	—
Charge on hedge roll and de-designation	—	—	—	(13)	—
Management transition recovery	—	—	—	51	—
Impact of FX translation gain (loss) on debt and lease liabilities	14	94	(168)	186	79
Adjusted EBIT	3,646	3,500	3,209	2,737	2,569
Add:
Operating lease expense	78	83	97	104	111
Depreciation and amortization	779	706	696	661	640
Less:
Other components of net periodic benefit recovery	342	381	384	274	167
Adjusted EBITDA	$4,161	$3,908	$3,618	$3,228	$3,153

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions of Canadian dollars, except for ratios)	2020	2019	2018	2017	2016
Adjusted net debt as at December 31	$10,263	$9,272	$9,288	$8,380	$9,154
Adjusted EBITDA for the year ended December 31	4,161	3,908	3,618	3,228	3,153
Adjusted net debt to Adjusted EBITDA ratio	2.5	2.4	2.6	2.6	2.9

Off-Balance Sheet Arrangements
Guarantees
Refer to Item 8. Financial Statements and Supplementary Data, Note 26 Guarantees for details.

CP 2020 ANNUAL REPORT 70
Contractual Commitments
The accompanying table indicates the Company’s obligations and commitments to make future payments for contracts such as debt, leases, and commercial arrangements as at December 31, 2020.

Payments due by period (in millions of Canadian dollars)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Interest on long-term debt and finance leases	$10,883	$441	$762	$693	$8,987
Long-term debt	9,717	1,178	946	974	6,619
Finance leases	143	8	111	14	10
Operating leases(1)	347	71	112	76	88
Supplier purchase	1,743	528	930	97	188
Other long-term liabilities(2)	494	54	102	98	240
Total contractual commitments	$23,327	$2,280	$2,963	$1,952	$16,132
(1) Residual value guarantees on certain leased equipment with a maximum exposure of $1 million are not included in the minimum payments shown above, as management believes that CP will not be required to make payments under these residual guarantees.
(2) Includes expected cash payments for environmental remediation, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits, and long-term disability benefits include the anticipated payments for years 2021 to 2030. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Capital Commitments
The Company remains committed to maintaining the current high level of quality of our capital assets in pursuing sustainable growth. As part of this commitment, CP has entered into contracts with suppliers to make various capital purchases related to track and rolling stock programs. Payments for these commitments are due in 2021 through 2032. These expenditures are expected to be financed by cash generated from operations or by issuing new debt.

The accompanying table indicates the Company’s commitments to make future payments for letters of credit and capital expenditures as at December 31, 2020.

Payments due by period (in millions of Canadian dollars)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Letters of credit	$59	$59	$—	$—	$—
Capital commitments	547	369	79	41	58
Total certain other financial commitments	$606	$428	$79	$41	$58

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

71 CP 2020 ANNUAL REPORT

Environmental Liabilities
Environmental remediation accruals cover site-specific remediation programs. CP estimates of the probable costs to be incurred in the remediation of properties contaminated by past railway activities reflect the nature of contamination at individual sites according to typical activities and scale of operations conducted. The Company screens and classifies sites according to typical activities and scale of operations conducted. CP has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants. CP also considers available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. The Company is committed to fully meeting regulatory and legal obligations with respect to environmental matters.

Some sites include remediation activities that are projected beyond the 10-year period, which CP is unable to reasonably estimate and determine. Therefore, CP's accruals of the environmental liabilities is based on an estimate of costs for a rolling 10-year period covered by the environmental program. Payments are expected to be made over 10 years to 2030. A limited portion of the environmental accruals, the stable Perpetual Care for the environmental program, are fixed and reliably determined. This portion of the environmental liabilities is discounted using a risk-free rate, adjusted by inflation and productivity improvements.

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

The environmental liabilities are also sensitive to the increase in cost of materials which would be reflected as increases to "Other long-term liabilities" and "Accounts payable and accrued liabilities" on the Company’s Consolidated Balance Sheets and to "Purchased services and other" within Operating expenses on the Company's Consolidated Statements of Income. CP's cash payments for environmental initiatives are estimated to be approximately $9 million in 2021, $10 million in 2022, $9 million in 2023 and a total of approximately $53 million over the remaining years through 2030. All payments will be funded from general operations.

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

Information concerning the measurement of costs for pensions and other benefits is discussed in Item 8. Financial Statements and Supplementary Data, Note 1 Summary of significant accounting policies and Note 22 Pensions and other benefits.

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

CP 2020 ANNUAL REPORT 72

	2020			2019
(in millions of Canadian dollars)	Current service cost	Other components	Total	Current service cost	Other components	Total
Defined benefit pensions	$140	$(363)	$(223)	$107	$(414)	$(307)
Defined contribution pensions	12	—	12	11	—	11
Post-retirement benefits	4	17	21	4	16	20
Self-insured workers' compensation and long-term disability benefits	8	4	12	7	17	24
All plans	$164	$(342)	$(178)	$129	$(381)	$(252)

CP estimates net periodic benefit credits for defined benefit pensions to be approximately $230 million in 2021 ($171 million in current service cost and $401 million in other components of net periodic recovery), and net periodic benefit costs for defined contribution pensions to be approximately $12 million in 2021. Net periodic benefit costs for post-retirement benefits in 2021 are not expected to differ materially from the 2020 costs. Total net periodic benefit credits for all plans are estimated to be approximately $185 million in 2021 (2020 – $178 million), comprising $196 million (2020 – $164 million) in current service cost and $381 million (2020 – $342 million) in other components of net periodic recovery. The expected rate of return on the market-related asset value used to compute the net periodic benefit credit was 7.50% in 2019 and 7.25% in 2020. For computing the net periodic benefit credit in 2021, the Company is reducing this rate to 6.90% to reflect CP's current view of future long-term investment returns. Net periodic benefit costs and credits are discussed further in Item 8. Financial Statements and Supplementary Data, Note 22 Pensions and other benefits.

Pension Plan Contributions
The Company made contributions of $27 million to the defined benefit pension plans in 2020, compared with $53 million in 2019. The Company’s main Canadian defined benefit pension plan accounts for nearly all of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010, and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,324 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2020, leaving $426 million of the voluntary prepayments still available at December 31, 2020 to reduce CP’s pension funding requirements in 2021 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will not apply any of the remaining voluntary prepayments against its 2021 pension funding requirements.

CP estimates its aggregate pension contributions, including its defined benefit and defined contribution plans, to be in the range of $30 million to $40 million in 2021, and in the range of $30 million to $50 million per year from 2022 to 2024. These estimates reflect the Company’s current intentions with respect to the rate at which CP will apply the remaining voluntary prepayments against contribution requirements in the next few years.

Future pension contributions will be highly dependent on the Company’s actual experience with such variables as investment returns, interest rate fluctuations, and demographic changes, on the rate at which previous years’ voluntary prepayments are applied against pension contribution requirements, and on any changes in the regulatory environment. CP will continue to make contributions to the pension plans that, at a minimum, meet pension legislative requirements.

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

The plans’ investment policy provides a target allocation of approximately 45% of the plans’ assets to be invested in public equity securities. As a result, stock market performance is a key driver in determining the pension funds’ asset performance. If the rate of investment return on the plans’ public equity securities in 2020 had been 10% higher (or lower) than the actual 2020 rate of investment return on such securities, 2021 net periodic benefit costs for pensions would be lower (or higher) by approximately $24 million.

Changes in bond yields can result in changes to discount rates and to changes in the value of fixed income assets. If the discount rate as at December 31, 2020 had been higher (or lower) by 0.1% with no related changes in the value of the pension funds’ investment in fixed income assets, 2021 net periodic benefit costs for pensions would be lower (or higher) by approximately $15 million and 2021 current service costs for pensions would be lower (or higher) by approximately $6 million. However, a change in bond yields would also lead to a change in the value of the pension funds’ investment in fixed income assets, and this change would partially offset the impact on net periodic benefit costs noted above.

73 CP 2020 ANNUAL REPORT

The Company estimates that an increase in the discount rate of 0.1% would decrease the defined benefit pension plans’ projected benefit obligations by approximately $203 million, and that a decrease in the discount rate of 0.1% would increase the defined benefit pension plans’ projected benefit obligations by approximately $212 million. Similarly, for every 0.1% the actual return on assets varies above (or below) the estimated return for the year, the value of the defined benefit pension plans’ assets would increase (or decrease) by approximately $14 million.

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
•Whole and remaining asset lives
•Statistical analysis of historical retirement patterns;
•Evaluation of management strategy and its impact on operations and the future use of specific property assets;
•Assessment of technological advances;
•Engineering estimates of changes in current operations and analysis of historic, current and projected future usage;
•Additional factors considered for track assets: density of traffic and whether rail is new or has been re-laid in a subsequent position;
•Assessment of policies and practices for the management of assets including maintenance; and
•Comparison with industry data.

•Salvage values	•Analysis of historical, current and estimated future salvage values.

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

It is anticipated that there will be changes in the estimates of weighted-average useful lives and net salvage for each property asset class as assets are acquired, used and retired. Substantial changes in either the useful lives of properties or the salvage assumptions could result in significant changes to depreciation expense. For example, if the estimated average life of track assets, including rail, ties, ballast and other track material, increased (or decreased) by one year, annual depreciation expense would decrease (or increase) by approximately $18 million.

Due to the capital intensive nature of the railway industry, depreciation represents a significant part of operating expenses. The estimated useful lives of properties have a direct impact on the amount of depreciation recorded as a component of "Properties" on the Company’s Consolidated Balance Sheets. At December 31, 2020 and 2019, accumulated depreciation was $8,629 million and $8,099 million, respectively.

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

CP 2020 ANNUAL REPORT 74
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

Personal Injury
In Canada, employee occupational injuries are governed by provincial workers' compensation legislation. Occupational injury claims in the provinces of Québec, Ontario, Manitoba and B.C. are self-insured and administered through each Worker's Compensation Board ("WCB"). The future costs related to occupation-related injuries are actuarially determined based on past experience and assumptions associated with the injury, compensation, income replacement, health care and administrative costs. In the four provinces where the Company is self-insured, a discount rate is applied to the future estimated costs based on market rates for investment grade corporate bonds to determine the liability. An actuarial study is performed on an annual basis. In the provinces of Saskatchewan and Alberta, the Company is assessed an annual WCB contribution on a premium basis and this amount is not subject to estimation by management. At December 31, 2020 and 2019, respectively, the WCB liability was $84 million and $85 million in "Pension and other benefit liabilities"; $11 million and $11 million in "Accounts payable and accrued liabilities", offset by deposits paid to WCB of $1 million and $1 million in "Other assets" on the Company's Consolidated Balance Sheets.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K includes forward-looking statements relating, but not limited to statements concerning the Company’s defined benefit pension expectations for 2021 and through 2024, our expectations for 2021 financial and operational performance, including our full-year guidance for expected RTM and adjusted diluted EPS growth, planned capital expenditures (including how such capital expenditures are expected to be financed), expected impacts resulting from changes in the U.S.-to-Canadian dollar exchange rate, and the effective tax rate, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, and statements regarding future payments including income taxes and pension contributions. The purpose of the 2021 Adjusted diluted EPS growth projection is to assist readers in understanding our expected and targeted financial results, and this information may not be appropriate for other purposes.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: North American and

75 CP 2020 ANNUAL REPORT

global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; the satisfaction by third parties of their obligations to the Company; and the anticipated impacts of the COVID-19 pandemic on the Company's business, operating results, cash flows and/or financial condition. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

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

CP 2020 ANNUAL REPORT 76
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. In 2021, CP expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $27 million (2019 – approximately $30 million), negatively (or positively) impacts Operating expenses by approximately $14 million (2019 – approximately $15 million), and negatively (or positively) impacts Net interest expense by approximately $3 million (2019 – approximately $3 million) on an annualized basis.

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at December 31, 2020, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other income.

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

Share Price Impact on Stock-Based Compensation
Based on information available at December 31, 2020 and expectations for 2021 grants, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.4 million to $0.6 million (2019 – approximately $0.4 million to $0.6 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, the S&P/TSX Capped Industrial Index, the S&P 1500 Road and Rail Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 8. Financial Statements and Supplementary Data, Note 23 Stock-based compensation.

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

As at December 31, 2020, CP did not have any floating rate debt obligations outstanding, and therefore fluctuations in interest rates would not have an impact on the Company’s financial condition, results of operations, or liquidity.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percent decrease in interest rates as of December 31, 2020 would result in an increase of approximately $1.5 billion to the fair value of our debt as at December 31, 2020 (December 31, 2019 - approximately $1.2 billion). Fair values of CP’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 8. Financial Statements and Supplementary Data, Note 17 Financial instruments.

77 CP 2020 ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	78

Consolidated Statements of Income
For the Year Ended December 31, 2020, 2019, and 2018	80

Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2020, 2019, and 2018	81

Consolidated Balance Sheets
As at December 31, 2020 and 2019	82

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2020, 2019, and 2018	83

Consolidated Statements of Changes in Shareholders' Equity
For the Year Ended December 31, 2020, 2019, and 2018	84

Notes to Consolidated Financial Statements	85

CP 2020 ANNUAL REPORT 78
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Railway Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Canadian Pacific Railway Limited and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Properties – Direct Costs that are Capitalized to Self-constructed Assets – Refer to Notes 1, 12 and 19 to the Financial Statements
Critical Audit Matter Description
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

•Evaluated the effectiveness of controls over self-constructed assets, including those over the capitalization of direct cost additions to self-constructed assets.
•Selected a sample of direct costs and obtained evidence to support the capitalized additions to self-constructed assets and assessed whether these expenditures met the capitalization criteria under US GAAP.

79 CP 2020 ANNUAL REPORT

Defined Benefit Pension – Refer to Notes 1 and 22 to the Financial Statements
Critical Audit Matter Description
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

•Evaluated the effectiveness of controls over defined benefit pension plans, including those over the determination of the discount rate and the expected return on fund assets.
•With the assistance of an actuarial specialist, we evaluated the reasonableness of the discount rate by:
–Assessing the methodology used in management’s determination of the discount rate,
–Testing the underlying source information, and
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of an actuarial specialist, we evaluated the reasonableness of the expected return on fund assets by:
–Assessing the methodology used in management’s determination of the expected return on fund assets,
–Testing the underlying source information, and
–Comparing management’s assumptions to historical data and available market trends.
•Evaluated management’s ability to accurately forecast the discount rate and expected return on fund assets by comparing actual results to management’s historical forecasts.

/s/ Deloitte LLP

Chartered Professional Accountants
Calgary, Canada
February 18, 2021

We have served as the Company's auditor since 2011.

CP 2020 ANNUAL REPORT 80
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions of Canadian dollars, except share and per share data)	2020	2019	2018
Revenues (Note 3)
Freight	$7,541	$7,613	$7,152
Non-freight	169	179	164
Total revenues	7,710	7,792	7,316
Operating expenses
Compensation and benefits (Note 22, 23)	1,560	1,540	1,468
Fuel	652	882	918
Materials	216	210	201
Equipment rents	142	137	130
Depreciation and amortization	779	706	696
Purchased services and other (Note 10)	1,050	1,193	1,072
Total operating expenses	4,399	4,668	4,485
Operating income	3,311	3,124	2,831
Less:
Other (income) expense (Note 4)	(7)	(89)	174
Other components of net periodic benefit recovery (Note 22)	(342)	(381)	(384)
Net interest expense (Note 5)	458	448	453
Income before income tax expense	3,202	3,146	2,588
Income tax expense (Note 6)	758	706	637
Net income	$2,444	$2,440	$1,951
Earnings per share (Note 7)
Basic earnings per share	$18.05	$17.58	$13.65
Diluted earnings per share	$17.97	$17.52	$13.61
Weighted-average number of shares (millions) (Note 7)
Basic	135.5	138.8	142.9
Diluted	136.0	139.3	143.3
See Notes to Consolidated Financial Statements.

81 CP 2020 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (in millions of Canadian dollars)	2020	2019	2018
Net income	$2,444	$2,440	$1,951
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	18	37	(60)
Change in derivatives designated as cash flow hedges	9	10	38
Change in pension and post-retirement defined benefit plans	(407)	(661)	(449)
Other comprehensive loss before income taxes	(380)	(614)	(471)
Income tax recovery on above items	88	135	169
Other comprehensive loss (Note 8)	(292)	(479)	(302)
Comprehensive income	$2,152	$1,961	$1,649
See Notes to Consolidated Financial Statements.

CP 2020 ANNUAL REPORT 82
CONSOLIDATED BALANCE SHEETS

As at December 31 (in millions of Canadian dollars, except Common Shares)	2020	2019
Assets
Current assets
Cash and cash equivalents	$147	$133
Accounts receivable, net (Note 9)	825	805
Materials and supplies	208	182
Other current assets	141	90
	1,321	1,210
Investments (Note 11)	199	341
Properties (Note 12, 19)	20,422	19,156
Goodwill and intangible assets (Note 10, 13)	366	206
Pension asset (Note 22)	894	1,003
Other assets (Note 14, 19)	438	451
Total assets	$23,640	$22,367
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities (Note 15, 19)	$1,467	$1,693
Long-term debt maturing within one year (Note 16, 17, 19)	1,186	599
	2,653	2,292
Pension and other benefit liabilities (Note 22)	832	785
Other long-term liabilities (Note 18, 19)	585	562
Long-term debt (Note 16, 17, 19)	8,585	8,158
Deferred income taxes (Note 6)	3,666	3,501
Total liabilities	16,321	15,298
Shareholders’ equity
Share capital (Note 20) Authorized unlimited Common Shares without par value. Issued and outstanding are 133.3 million and 137.0 million as at December 31, 2020 and 2019, respectively.	1,983	1,993
Authorized unlimited number of first and second preferred shares; none outstanding.
Additional paid-in capital	55	48
Accumulated other comprehensive loss (Note 8)	(2,814)	(2,522)
Retained earnings	8,095	7,550
	7,319	7,069
Total liabilities and shareholders’ equity	$23,640	$22,367
See Commitments and contingencies (Note 25).
See Notes to Consolidated Financial Statements.

Approved on behalf of the Board:
	/s/ ISABELLE COURVILLE	/s/ JANE L. PEVERETT
	Isabelle Courville, Director,	Jane L. Peverett, Director,
	Chair of the Board	Chair of the Audit and Finance Committee

83 CP 2020 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions of Canadian dollars)	2020	2019	2018
Operating activities
Net income	$2,444	$2,440	$1,951
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	779	706	696
Deferred income tax expense (Note 6)	221	181	256
Pension recovery and funding (Note 22)	(250)	(360)	(321)
Foreign exchange (gain) loss on debt and lease liabilities (Note 4)	(14)	(94)	168
Settlement of forward starting swaps on debt issuance (Note 17)	—	—	(24)
Other operating activities, net	11	143	(79)
Change in non-cash working capital balances related to operations (Note 21)	(389)	(26)	65
Cash provided by operating activities	2,802	2,990	2,712
Investing activities
Additions to properties	(1,671)	(1,647)	(1,551)
Investment in Detroit River Tunnel Partnership (Note 10)	(398)	—	—
Investment in Central Maine & Québec Railway (Note 10)	19	(174)	—
Proceeds from sale of properties and other assets	22	26	78
Other	(2)	(8)	15
Cash used in investing activities	(2,030)	(1,803)	(1,458)
Financing activities
Dividends paid	(467)	(412)	(348)
Issuance of CP Common Shares (Note 23)	52	26	24
Purchase of CP Common shares (Note 20)	(1,509)	(1,134)	(1,103)
Issuance of long-term debt, excluding commercial paper (Note 16)	958	397	638
Repayment of long-term debt, excluding commercial paper (Note 16)	(84)	(500)	(753)
Net issuance of commercial paper (Note 16)	270	524	—
Net increase in short-term borrowings (Note 16)	5	—	—
Other	11	(12)	—
Cash used in financing activities	(764)	(1,111)	(1,542)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	6	(4)	11
Cash position
Increase (decrease) in cash and cash equivalents	14	72	(277)
Cash and cash equivalents at beginning of year	133	61	338
Cash and cash equivalents at end of year	$147	$133	$61

Supplemental disclosures of cash flow information:
Income taxes paid	$582	$506	$318
Interest paid	$443	$444	$463
See Notes to Consolidated Financial Statements.

CP 2020 ANNUAL REPORT 84
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions of Canadian dollars, except per share data)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2017	$2,032	$43	$(1,741)	$6,103	$6,437
Net income	—	—	—	1,951	1,951
Other comprehensive loss (Note 8)	—	—	(302)	—	(302)
Dividends declared ($2.5125 per share)	—	—	—	(358)	(358)
Effect of stock-based compensation expense	—	11	—	—	11
CP Common Shares repurchased (Note 20)	(66)	—	—	(1,061)	(1,127)
Shares issued under stock option plan (Note 20)	36	(12)	—	—	24
Balance at December 31, 2018	2,002	42	(2,043)	6,635	6,636
Impact of accounting change	—	—	—	(5)	(5)
Balance at January 1, 2019, as restated	2,002	42	(2,043)	6,630	6,631
Net income	—	—	—	2,440	2,440
Other comprehensive loss (Note 8)	—	—	(479)	—	(479)
Dividends declared ($3.1400 per share)	—	—	—	(434)	(434)
Effect of stock-based compensation expense	—	15	—	—	15
CP Common Shares repurchased (Note 20)	(54)	—	—	(1,086)	(1,140)
Shares issued under stock option plan (Note 20)	45	(9)	—	—	36
Balance at December 31, 2019	1,993	48	(2,522)	7,550	7,069
Impact of accounting change (Note 2)	—	—	—	(1)	(1)
Balance at January 1, 2020, as restated	1,993	48	(2,522)	7,549	7,068
Net income	—	—	—	2,444	2,444
Other comprehensive loss (Note 8)	—	—	(292)	—	(292)
Dividends declared ($3.5600 per share)	—	—	—	(479)	(479)
Effect of stock-based compensation expense	—	17	—	—	17
CP Common Shares repurchased (Note 20)	(58)	—	—	(1,419)	(1,477)
Shares issued under stock option plan (Note 20)	48	(10)	—	—	38
Balance at December 31, 2020	$1,983	$55	$(2,814)	$8,095	$7,319
See Notes to Consolidated Financial Statements.

85 CP 2020 ANNUAL REPORT

CANADIAN PACIFIC RAILWAY LIMITED
Notes to Consolidated Financial Statements
December 31, 2020

Canadian Pacific Railway Limited (“CPRL”), through its subsidiaries (collectively referred to as “CP” or “the Company”), operates a transcontinental railway in Canada and the United States ("U.S."). CP provides rail and intermodal transportation services over a network of approximately 13,000 miles, serving the principal business centres of Canada from Montréal, Québec, to Vancouver, British Columbia, and the U.S. Northeast and Midwest regions. CP’s railway network feeds directly into the U.S. heartland from the East and West coasts. Agreements with other carriers extend the Company’s market reach in Canada, throughout the U.S. and into Mexico. CP transports bulk commodities, merchandise freight and intermodal traffic. Bulk commodities include grain, coal, fertilizers and sulphur. Merchandise freight consists of finished vehicles and automotive parts, as well as forest, industrial and consumer products. Intermodal traffic consists largely of retail goods in overseas containers that can be transported by train, ship and truck, and in domestic containers and trailers that can be moved by train and truck.

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

Non-freight revenues, including revenues earned from passenger service operators, switching fees, and revenues from logistics services, are recognized at the point in time the services are provided or when the performance obligations are satisfied. Non-freight revenues also include leasing revenues.

CP 2020 ANNUAL REPORT 86

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

Earnings per share
Basic earnings per share are calculated using the weighted-average number of the Company's Common Shares ("Common Shares") outstanding during the year. Diluted earnings per share are calculated using the treasury stock method for determining the dilutive effect of options.

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

The accounts of the Company’s foreign subsidiaries are translated into Canadian dollars using the year-end exchange rate for assets and liabilities and the average exchange rates during the year for revenues, expenses, gains, and losses. FX gains and losses arising from the translation of the foreign subsidiaries’ assets and liabilities are included in “Other comprehensive loss”. A portion of U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in foreign subsidiaries. As a result, unrealized FX gains and losses on U.S. dollar-denominated long-term debt, designated as a hedge, are offset against FX gains and losses arising from the translation of foreign subsidiaries’ accounts in “Other comprehensive loss”.

Cash and cash equivalents
Cash and cash equivalents include highly liquid short-term investments that are readily convertible to cash with original maturities of three months or less, but excludes cash and cash equivalents subject to restrictions.

Accounts receivable
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

To determine expected credit losses, receivables are disaggregated by credit characteristics, type of customer service, customer line of business, and receivable aging. Receivables are considered to be in default and are written off against the allowance for credit losses when it is probable that all remaining contractual payments due will not be collected in accordance with the terms of the customer contracts. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

87 CP 2020 ANNUAL REPORT

Materials and supplies
Materials and supplies are carried at the lower of average cost or market value and consist primarily of fuel and parts used in the repair and maintenance of track structures, equipment, locomotives and freight cars.

Properties
Fixed asset additions and major renewals are recorded at cost, including direct costs, attributable indirect costs and carrying costs, less accumulated depreciation and any impairment. When there is a legal obligation associated with the retirement of property, a liability, when reliably estimable, is initially recognized at its fair value and a corresponding asset retirement cost is added to the gross book value of the related asset and amortized to expense over the estimated term to retirement. The Company reviews the carrying amounts of its properties whenever changes in circumstances indicate that such carrying amounts may not be recoverable based on future undiscounted cash flows. When such properties are determined to be impaired, recorded asset values are revised to their fair value and an impairment loss is recognized.

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

CP 2020 ANNUAL REPORT 88
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

Leases
The Company has leases for rolling stock, buildings, vehicles, railway equipment, roadway machines, and information systems hardware. CP has entered into rolling stock and roadway machine leases that are fully variable or contain both fixed and variable components. Variable components are dependent on the hours and miles that the underlying equipment has been used. Fixed term, short-term, and variable operating lease costs are recorded in "Equipment rents" and "Purchased services and other" on the Company's Consolidated Statements of Income. Components of finance lease costs are recorded in "Depreciation and amortization" and "Net interest expense" on the Company's Consolidated Statements of Income.

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

Assets held for sale
Assets to be disposed that meet the held for sale criteria are reported in "Other assets" at the lower of their carrying amount and fair value, less costs to sell, and are no longer depreciated.

Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets upon acquisition of a business. Goodwill is assigned to the reporting units that are expected to benefit from the business acquisition which, after integration of operations with the railway network, may be different than the acquired business.

The carrying value of goodwill, which is not amortized, is assessed for impairment annually in the fourth quarter of each year as at October 1st, or more frequently as economic events dictate. The Company has the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. Qualitative factors include but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If the assessment of qualitative factors indicates that the carrying value is less than the fair value, then performing the quantitative goodwill impairment test is unnecessary. The quantitative assessment compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill is impaired. The impairment charge that would be recognized is the excess of the carrying value over the fair value of the reporting unit, limited to the total amount of goodwill allocated to the reporting unit.

Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the respective assets. Favourable leases, customer relationships and interline contracts have amortization periods ranging from 15 to 20 years. When there is a change in the estimated useful life of an intangible asset with a finite life, amortization is adjusted prospectively.

89 CP 2020 ANNUAL REPORT

Pensions and other benefits
Pension costs are actuarially determined using the projected-benefit method pro-rated over the credited service periods of employees. This method incorporates management’s best estimates of expected plan investment performance, salary escalation and retirement ages of employees. The expected return on fund assets is calculated using market-related asset values developed from a five-year average of market values for the fund’s public equity securities and absolute return strategies (with each prior year’s market value adjusted to the current date for assumed investment income during the intervening period) plus the market value of the fund’s fixed income, real estate, infrastructure and private debt securities, subject to the market-related asset value not being greater than 120% of the market value nor being less than 80% of the market value. The discount rate used to determine the projected-benefit obligation is based on blended market interest rates on high-quality debt instruments with matching cash flows. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of plan assets are amortized over the expected average remaining service period of active employees expected to receive benefits under the plan (approximately 12 years). Prior service costs arising from collectively bargained amendments to pension plan benefit provisions are amortized over the term of the applicable union agreement. Prior service costs arising from all other sources are amortized over the expected average remaining service period of active employees who are expected to receive benefits under the plan at the date of amendment.

Costs for post-retirement and post-employment benefits other than pensions, including post-retirement health care and life insurance and some workers’ compensation and long-term disability benefits in Canada, are actuarially determined on a basis similar to pension costs.

The over or under funded status of defined benefit pension and other post-retirement benefit plans are measured as the difference between the fair value of the plan assets and the benefit obligation, and are recognized on the balance sheets. In addition, any unrecognized actuarial gains and losses and prior service costs and credits that arise during the period are recognized as a component of “Other comprehensive loss”, net of tax.

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

Subsequent measurement depends on how the financial instruments have been classified. Accounts receivable and other investments, classified as loans and receivables, are measured at amortized cost, using the effective interest method. Cash and cash equivalents and derivatives are classified as held for trading and are measured at fair value. Accounts payable, accrued liabilities, short-term borrowings, other long-term liabilities, and long-term debt are also measured at amortized cost.

Derivative financial instruments
Derivative financial and commodity instruments may be used from time to time by the Company to manage its exposure to risks relating to foreign currency exchange rates, stock-based compensation, interest rates, and fuel prices. When CP utilizes derivative instruments in hedging relationships, CP identifies, designates, and documents those hedging transactions and regularly tests the transactions to demonstrate effectiveness in order to continue hedge accounting.

All derivative instruments are classified as held for trading and recorded at fair value. Any change in the fair value of derivatives that are not designated as hedges is recognized in the period in which the change occurs in the Company's Consolidated Statements of Income in the line item to which the derivative instrument is related.

For fair value hedges, the periodic changes in value are recognized in income, on the same line as the changes in value of the hedged items are also recorded. For an effective cash flow hedge, the entire change in value of the hedging instrument is recognized in “Other comprehensive loss”. The change in value of the effective cash flow hedge remains in “Accumulated other comprehensive loss” until the related hedged item settles, at which time amounts recognized in “Accumulated other comprehensive loss” are reclassified to the same income or balance sheet account that records the hedged item.

CP 2020 ANNUAL REPORT 90
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

Stock-based compensation
CP follows the fair value based approach to account for stock options. Compensation expense and an increase in “Additional paid-in capital” are recognized for stock options over their vesting period or over the period from the grant date to the date employees become eligible to retire, when this is shorter than the vesting period, based on their fair values on the grant date as determined using the Black-Scholes option-pricing model. Forfeitures are estimated at issuance and monitored on a periodic basis. Any consideration paid by employees on exercise of stock options is credited to “Share capital” when the option is exercised and the recorded fair value of the option is removed from “Additional paid-in capital" and credited to “Share capital”.

Compensation expense is also recognized for performance share units (“PSUs”), performance deferred share units ("PDSUs"), deferred share units ("DSUs"), and restricted share units (“RSUs”) that settle in cash using the fair value method. Compensation expense is recognized over the vesting period or over the period from the grant date to the date employees become eligible to retire, when this is shorter than the vesting period where applicable. Forfeitures are estimated at issuance and monitored on a periodic basis.

The employee share purchase plan gives rise to compensation expense that is recognized using the issue price by amortizing the cost over the vesting period.

2.    Accounting changes
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

The impact of the adoption of ASC 326 as at January 1, 2020 was an increase in the allowance for credit losses of $1 million, with the offsets to "Deferred income taxes" and "Retained earnings" on the Company's Consolidated Balance Sheet. See Note 9 for further discussion of the current period credit loss.

Simplification of Financial Disclosures about Guarantors
During the second quarter of 2020, the Company early adopted the Securities and Exchange Commission amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as specified in Rule 3-10 of Regulation S-X. The amendments simplify disclosure requirements by replacing condensed consolidating financial information (“CCFI”) with summarized financial information and expanded qualitative non-financial disclosures about the guarantees, issuers, and guarantors. This disclosure can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

91 CP 2020 ANNUAL REPORT

3.    Revenues
The following table disaggregates the Company’s revenues from contracts with customers by major source:

(in millions of Canadian dollars)	2020	2019	2018
Freight
Grain	$1,829	$1,684	$1,566
Coal	566	682	673
Potash	493	462	486
Fertilizers and sulphur	290	250	243
Forest products	328	304	284
Energy, chemicals and plastics	1,519	1,534	1,243
Metals, minerals and consumer products	629	752	797
Automotive	324	352	322
Intermodal	1,563	1,593	1,538
Total freight revenues	7,541	7,613	7,152
Non-freight excluding leasing revenues	107	116	102
Revenues from contracts with customers	7,648	7,729	7,254
Leasing revenues	62	63	62
Total revenues	$7,710	$7,792	$7,316

Contract liabilities
Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities for the years ended December 31, 2020 and 2019:

(in millions of Canadian dollars)	2020	2019
Opening balance	$146	$2
Revenue recognized that was included in the contract liability balance at the beginning of the period	(100)	(2)
Increase due to consideration received, net of revenue recognized during the period	15	146
Closing balance	$61	$146

4.    Other (income) expense

(in millions of Canadian dollars)	2020	2019	2018
Foreign exchange (gain) loss on debt and lease liabilities	$(14)	$(94)	$168
Other foreign exchange (gains) losses	(1)	(4)	3
Other	8	9	3
Other (income) expense	$(7)	$(89)	$174

CP 2020 ANNUAL REPORT 92
5.    Net interest expense

(in millions of Canadian dollars)	2020	2019	2018
Interest cost	$478	$471	$475
Interest capitalized to Properties	(16)	(17)	(20)
Interest expense	462	454	455
Interest income	(4)	(6)	(2)
Net interest expense	$458	$448	$453

Interest expense includes interest on finance leases of $11 million for the year ended December 31, 2020 (2019 – $11 million; 2018 – $11 million).

6.    Income taxes
The following is a summary of the major components of the Company’s income tax expense:

(in millions of Canadian dollars)	2020	2019	2018
Current income tax expense	$537	$525	$381
Deferred income tax expense
Origination and reversal of temporary differences	277	316	214
Effect of tax rate decrease	(32)	(95)	(21)
Effect of hedge of net investment in foreign subsidiaries	(18)	(38)	64
Other	(6)	(2)	(1)
Total deferred income tax expense	221	181	256
Total income taxes	$758	$706	$637
Income before income tax expense
Canada	$2,518	$2,392	$1,788
Foreign	684	754	800
Total income before income tax expense	$3,202	$3,146	$2,588
Income tax expense
Current
Canada	$412	$410	$336
Foreign	125	115	45
Total current income tax expense	537	525	381
Deferred
Canada	231	141	174
Foreign	(10)	40	82
Total deferred income tax expense	221	181	256
Total income taxes	$758	$706	$637

93 CP 2020 ANNUAL REPORT

The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carry forwards. The items comprising the deferred income tax assets and liabilities are as follows:

(in millions of Canadian dollars)	2020	2019
Deferred income tax assets
Amount related to tax losses carried forward	$17	$6
Liabilities carrying value in excess of tax basis	131	139
Unrealized foreign exchange losses	4	26
Environmental remediation costs	22	22
Other	4	4
Total net deferred income tax assets	178	197
Deferred income tax liabilities
Properties carrying value in excess of tax basis	3,708	3,524
Pensions carrying value in excess of tax basis	43	83
Other	93	91
Total deferred income tax liabilities	3,844	3,698
Total net deferred income tax liabilities	$3,666	$3,501

The Company’s consolidated effective income tax rate differs from the expected Canadian statutory tax rates. Expected income tax expense at statutory rates is reconciled to income tax expense as follows:

(in millions of Canadian dollars, except percentage)	2020	2019	2018
Statutory federal and provincial income tax rate (Canada)	26.31%	26.77%	26.86%
Expected income tax expense at Canadian enacted statutory tax rates	$842	$842	$695
(Decrease) increase in taxes resulting from:
(Gains) losses not subject to tax	(23)	(19)	8
Canadian tax rate differentials	(3)	—	—
Foreign tax rate differentials	(32)	(33)	(55)
Effect of tax rate decrease	(32)	(95)	(21)
Valuation allowance	—	(5)	5
Unrecognized tax benefits	(7)	33	—
Other	13	(17)	5
Income tax expense	$758	$706	$637

In 2020, the Company revalued its deferred income tax balances as a result of a tax filing election for the state of North Dakota resulting in a lower corporate income tax rate and a net recovery of $29 million.

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

CP 2020 ANNUAL REPORT 94
At December 31, 2020, the Company had tax effected operating losses carried forward of $15 million (2019 – $4 million), which have been recognized as a deferred tax asset. The losses carried forward will begin to expire in 2031. The Company expects to fully utilize these tax effected operating losses before their expiry. The Company did not have any minimum tax credits or investment tax credits carried forward.

At December 31, 2020, the Company had $2 million (2019 – $2 million) in tax effected capital losses carried forward recognized as a deferred tax asset. The Company has no unrecognized tax benefits from capital losses at December 31, 2020 and 2019.

The following table provides a reconciliation of uncertain tax positions in relation to unrecognized tax benefits for Canada and the U.S. for the year ended December 31:

(in millions of Canadian dollars)	2020	2019	2018
Unrecognized tax benefits at January 1	$52	$13	$13
Increase in unrecognized:
Tax benefits related to the current year	—	9	1
Tax benefits related to prior years	10	34	—
Dispositions:
Gross uncertain tax benefits related to prior years	(9)	—	(1)
Settlements with taxing authorities	2	(4)	—
Unrecognized tax benefits at December 31	$55	$52	$13

If these uncertain tax positions were recognized, all of the amount of unrecognized tax positions as at December 31, 2020 would impact the Company’s effective tax rate.

During the fourth quarter of 2019, a tax authority proposed an adjustment for a prior tax year without assessing taxes. Although the Company had commenced action to have the proposal removed, an increase in uncertain tax position was recorded on deferred income tax liability and expense in the amount of $24 million. While the proposed adjustment was withdrawn during 2020, the ultimate resolution of this matter may give rise to further favourable or unfavourable adjustments to deferred tax, the timing and amount of which are not determinable at this time.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of "Income tax expense" in the Company’s Consolidated Statements of Income. The net amount of accrued interest and penalties in 2020 was a $1 million recovery (2019 – $1 million recovery; 2018 – $nil). The total amount of accrued interest and penalties associated with unrecognized tax benefits at December 31, 2020 was $9 million (2019 – $10 million; 2018 – $11 million).

The Company and its subsidiaries are subject to either Canadian federal and provincial income tax, U.S. federal, state and local income tax, or the relevant income tax in other international jurisdictions. The Company has substantially concluded all Canadian federal and provincial income tax matters for the years through 2014. The federal and provincial income tax returns filed for 2015 and subsequent years remain subject to examination by the Canadian taxation authorities. The Internal Revenue Service ("IRS") audit for 2012 and 2013 has been settled. The income tax returns for 2016 and subsequent years continue to remain subject to examination by the IRS and U.S. state tax jurisdictions. The Company believes that it has recorded sufficient income tax reserves at December 31, 2020 with respect to these income tax examinations.

7.     Earnings per share
Basic earnings per share has been calculated using Net income for the year divided by the weighted-average number of shares outstanding during the year.

Diluted earnings per share has been calculated using the treasury stock method which assumes that any proceeds received from the exercise of in-the-money options would be used to purchase CP Common Shares at the average market price for the period. For purposes of this calculation, at December 31, 2020, there were 1.4 million dilutive options outstanding (2019 – 1.6 million; 2018 – 1.3 million).

95 CP 2020 ANNUAL REPORT

The number of shares used in the earnings per share calculations are reconciled as follows:

(in millions of Canadian dollars, except per share data)	2020	2019	2018
Net income	$2,444	$2,440	$1,951
Weighted-average basic shares outstanding (millions)	135.5	138.8	142.9
Dilutive effect of stock options (millions)	0.5	0.5	0.4
Weighted-average diluted shares outstanding (millions)	136.0	139.3	143.3
Earnings per share – basic	$18.05	$17.58	$13.65
Earnings per share – diluted	$17.97	$17.52	$13.61

In 2020, there were no options excluded from the computation of diluted earnings per share (2019 – nil; 2018 – 0.2 million).

CP 2020 ANNUAL REPORT 96
8.     Other comprehensive loss and accumulated other comprehensive loss
The components of Other comprehensive loss and the related tax effects are as follows:

(in millions of Canadian dollars)	Before tax amount	Income tax (expense) recovery	Net of tax amount
For the year ended December 31, 2020
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries	$(118)	$—	$(118)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 17)	136	(18)	118
Realized loss on derivatives designated as cash flow hedges recognized in income	9	(3)	6
Change in pension and other benefits actuarial gains and losses	(403)	108	(295)
Change in prior service pension and other benefit costs	(4)	1	(3)
Other comprehensive loss	$(380)	$88	$(292)
For the year ended December 31, 2019
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries	$(251)	$—	$(251)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 17)	288	(38)	250
Realized loss on derivatives designated as cash flow hedges recognized in income	10	(2)	8
Change in pension and other benefits actuarial gains and losses	(661)	175	(486)
Other comprehensive loss	$(614)	$135	$(479)
For the year ended December 31, 2018
Unrealized foreign exchange gain (loss) on:
Translation of the net investment in U.S. subsidiaries	$419	$—	$419
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 17)	(479)	64	(415)
Change in derivatives designated as cash flow hedges:
Realized loss on cash flow hedges recognized in income	10	(3)	7
Unrealized gain on cash flow hedges and other	28	(8)	20
Change in pension and other benefits actuarial gains and losses	(447)	115	(332)
Change in prior service pension and other benefit costs	(2)	1	(1)
Other comprehensive loss	$(471)	$169	$(302)

The components of Accumulated other comprehensive loss, net of tax, are as follows:

(in millions of Canadian dollars)	2020	2019
Unrealized foreign exchange gain on translation of the net investment in U.S. subsidiaries	$493	$611
Unrealized foreign exchange loss on translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries	(381)	(499)
Net deferred losses on derivatives and other	(48)	(54)
Amounts for defined benefit pension and other post-retirement plans not recognized in income (Note 22)	(2,878)	(2,580)
Accumulated other comprehensive loss	$(2,814)	$(2,522)

97 CP 2020 ANNUAL REPORT

Changes in Accumulated other comprehensive loss by component are as follows:

(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2020	$112	$(54)	$(2,580)	$(2,522)
Other comprehensive loss before reclassifications	—	(2)	(430)	(432)
Amounts reclassified from accumulated other comprehensive loss	—	8	132	140
Net other comprehensive income (loss)	—	6	(298)	(292)
Closing balance, December 31, 2020	$112	$(48)	$(2,878)	$(2,814)
Opening balance, January 1, 2019	$113	$(62)	$(2,094)	$(2,043)
Other comprehensive loss before reclassifications	(1)	—	(550)	(551)
Amounts reclassified from accumulated other comprehensive loss	—	8	64	72
Net other comprehensive (loss) income	(1)	8	(486)	(479)
Closing balance, December 31, 2019	$112	$(54)	$(2,580)	$(2,522)
(1) Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from Accumulated other comprehensive loss are as follows:

(in millions of Canadian dollars)	2020	2019
Amortization of prior service costs(1)	$(1)	$—
Recognition of net actuarial loss(1)	180	84
Total before income tax	179	84
Income tax recovery	(47)	(20)
Total net of income tax	$132	$64
(1) Impacts "Other components of net periodic benefit recovery" on the Consolidated Statements of Income.

9.     Accounts receivable, net

	As at December 31, 2020			As at December 31, 2019(1)
(in millions of Canadian dollars)	Freight	Non-Freight	Total	Freight	Non-Freight	Total
Total accounts receivable	$662	$203	$865	$637	$210	$847
Allowance for credit losses	(25)	(15)	(40)	(26)	(16)	(42)
Total accounts receivable, net	$637	$188	$825	$611	$194	$805
(1) Prior year amounts have not been adjusted under the modified retrospective method (Note 2).

	For the twelve months ended December 31, 2020
(in millions of Canadian dollars)	Freight	Non-Freight	Total
Allowance for credit losses, opening balance(1)	$(27)	$(16)	$(43)
Current period credit loss provision, net	2	1	3
Allowance for credit losses, closing balance	$(25)	$(15)	$(40)
(1) Opening balance at January 1, 2020 was restated as described in Note 2.

CP 2020 ANNUAL REPORT 98
10.    Business combinations
DRTP
On December 22, 2020, CP completed its acquisition of the 83.5% ownership of the Detroit River Tunnel Partnership (“DRTP”) held by OMERS Infrastructure Management Inc. (“OMERS”) for cash, net of cash acquired, of $398 million. The purchase price is subject to customary closing adjustments, including any final adjustment for closing working capital and certain closing costs. With this acquisition CP obtained 100% ownership of DRTP. The acquisition of DRTP will reduce CP’s operating costs related to movements through the tunnel which amounted to approximately $34 million in 2020, and better integrate the eastern part of the network. DRTP owns a 1.6-mile rail tunnel linking Windsor, Ontario, and Detroit, Michigan and additional, separate lands in both cities. The acquisition was funded with cash from operations and CP's commercial paper program.

The acquisition of DRTP has been accounted for as a business combination under the acquisition method of accounting. The acquired assets and assumed liabilities are recorded at their estimated fair values at the date of acquisition. The fair values were estimated by applying an income approach using the discounted cash flow method of future cash flows, appraised land values reflecting a corridor enhancement factor where appropriate, and depreciated replacement cost for depreciable assets including the tunnel, track, signaling systems, and other railway related infrastructure assets.

Prior to the close of the transaction, CP owned a 16.5% interest in DRTP, which was accounted for as an equity method investment. The previously held equity investment was remeasured to fair value which was determined from the negotiated purchase price that reflected a market value established in a competitive bid process. As a result of the acquisition, the Company recognized a before-tax gain of $68 million on the remeasurement to fair value of its equity interest within "Purchased services and other", calculated as the difference between the fair value of CP's 16.5% interest in DRTP of $81 million and the book value of the interest of $13 million.

The purchase price allocation was prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax bases of the net assets acquired. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

The following summarizes the estimated fair values of the acquired assets and liabilities of DRTP:

(in millions of Canadian dollars)	December 22, 2020
Fair value of net assets acquired:
Accounts receivable, net	$5
Properties	436
Intangible assets (Note 13)	4
Accounts payable and accrued liabilities	(1)
Deferred taxes	(55)
Total identifiable assets and liabilities	$389
Goodwill (Note 13)	90
$479

Consideration:
Cash, net of cash acquired	$398
Fair value of previously held equity method investment	81
Total consideration	$479

The goodwill of $90 million relates primarily to the contract that DRTP has for CP’s use of the tunnel and deferred taxes recognized as a result of the purchase price allocation. The goodwill recognized is not deductible for tax purposes.

Prior to the acquisition of DRTP, CP had pre-existing agreements to use the tunnel and to operate and manage the tunnel on behalf of DRTP. On acquisition, no gain or loss was recognized in respect of the effective settlement of these pre-existing relationships as they were determined to be at fair market value based on an assessment of current market conditions and market participants.

Acquired cash and cash equivalents of $6 million is presented as a reduction of cash used in investing activities in the Company's Consolidated Statements of Cash Flows.

99 CP 2020 ANNUAL REPORT

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

CMQ U.S.
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

After a measurement period adjustment of $1 million to increase Other long-term liabilities and goodwill resulting from the finalization of acquisition date deferred tax, the final allocation of total consideration to the fair values of the acquired assets and liabilities of CMQ U.S. is summarized as follows:

(in millions of Canadian dollars)	June 3, 2020
Fair value of net assets acquired:
Cash and cash equivalents	$22
Accounts receivable, net	2
Properties	54
Intangible assets (Note 13)	27
Accounts payable and accrued liabilities	(13)
Other long-term liabilities	(6)
Total identifiable assets and liabilities	$86
Goodwill (Note 13)	52
$138
Consideration:
Fair value of previously held equity method investment	$138

Goodwill of $52 million relates primarily to expected operating business synergies between the Company and CMQ U.S. The factors that contribute to the goodwill are revenue growth from customers which are currently not served by CP, access to new routes, and an assembled workforce. Goodwill recognized is not deductible for tax purposes.

Intangible assets of $27 million reflect customer lists acquired in the purchase of CMQ U.S., and have amortization periods of 20 years.

Acquired cash and cash equivalents of $22 million is presented as a reduction of cash used in investing activities on the Company's Consolidated Statement of Cash Flows, and is presented net of finalized closing working capital adjustments for CMQ of $3 million as described above.

CP has not provided pro forma information relating to the pre-acquisition period as it is not material.

CMQ Canada
The acquisition of CMQ Canada was accounted for as a business combination under the acquisition method of accounting. The acquired tangible and intangible assets and assumed liabilities are recorded at their estimated fair values at the date of acquisition.

CP 2020 ANNUAL REPORT 100
There have been no adjustments to the preliminary purchase price allocation. The final purchase price and allocation of the total consideration to the fair values of assets and liabilities acquired for CMQ Canada is summarized as follows:

(in millions of Canadian dollars)	December 30, 2019
Fair value of net assets acquired:
Accounts receivable, net	$7
Properties	42
Intangible assets (Note 13)	5
Accounts payable and accrued liabilities	(2)
Long-term debt maturing within one year (Note 16)	(11)
Other long-term liabilities	(4)
Total identifiable assets and liabilities	37
Goodwill (Note 13)	10
$47
Consideration:
Cash, net of cash acquired	$47
The goodwill of $10 million relates primarily to expected operating business synergies. The factors that contribute to the goodwill are revenue growth from customers which are currently not served by CP, access to new routes and an assembled workforce. The goodwill recognized is not deductible for tax purposes.

CP has not provided pro forma information relating to the pre-acquisition period as it is not material.

11.     Investments

(in millions of Canadian dollars)	2020	2019
Investment in CMQ U.S. accounted for on an equity basis (Note 10)	$—	$127
Other rail investments accounted for on an equity basis	150	166
Other investments	49	48
Total investments	$199	$341

12. Properties

	2020	2020			2019
(in millions of Canadian dollars except percentages)	Weighted-average annual depreciation rate	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway	2.8%	$20,676	$5,859	$14,817	$19,299	$5,522	$13,777
Buildings	2.9%	937	259	678	833	237	596
Rolling stock	2.8%	4,702	1,498	3,204	4,529	1,445	3,084
Information systems software(1)	9.3%	569	253	316	527	215	312
Other	5.2%	2,167	760	1,407	2,067	680	1,387
Total		$29,051	$8,629	$20,422	$27,255	$8,099	$19,156
(1) During 2020, CP capitalized costs attributable to the design and development of internal-use software in the amount of $45 million (2019 – $55 million; 2018 – $53 million). Current year depreciation expense related to internal use software was $42 million (2019 – $44 million; 2018 – $49 million).

101 CP 2020 ANNUAL REPORT

Finance leases included in properties

	2020			2019
(in millions of Canadian dollars)	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Rolling stock	302	138	164	303	130	173
Other	8	1	7	4	—	4
Total assets held under finance lease	$310	$139	$171	$307	$130	$177
13.     Goodwill and intangible assets

	Goodwill	Intangible assets
(in millions of Canadian dollars)	Net carrying amount	Cost	Accumulated amortization	Net carrying amount	Total goodwill and intangible assets
Balance at December 31, 2018	$194	$22	$(14)	$8	$202
Additions (Note 10)	10	5	—	5	15
Amortization	—	—	(1)	(1)	(1)
Foreign exchange impact	(10)	—	—	—	(10)
Balance at December 31, 2019	194	27	(15)	12	206
Additions (Note 10)	142	31	—	31	173
Amortization	—	—	(3)	(3)	(3)
Foreign exchange impact	(7)	(3)	—	(3)	(10)
Balance at December 31, 2020	$329	$55	$(18)	$37	$366

14.     Other assets

(in millions of Canadian dollars)	2020	2019
Operating lease ROU assets (Note 19)	$316	$358
Contracted customer incentives	60	32
Long-term materials	37	41
Other	25	20
Total other assets	$438	$451

CP 2020 ANNUAL REPORT 102
15.     Accounts payable and accrued liabilities

(in millions of Canadian dollars)	2020	2019
Trade payables	$401	$453
Accrued charges	294	348
Accrued interest	134	131
Dividends payable	127	114
Stock-based compensation liabilities	121	85
Income and other taxes payable	115	139
Payroll-related accruals	68	78
Operating lease liabilities (Note 19)	63	69
Accrued vacation	59	60
Personal injury and other claims provision	37	55
Deferred revenue (Note 3)	27	142
Deferred real estate lease and license revenue(1)	11	10
Provision for environmental remediation (Note 18)	9	7
Other(1)	1	2
Total accounts payable and accrued liabilities	$1,467	$1,693
(1) 2019 comparative figures have been reclassified to conform with current presentation.

103 CP 2020 ANNUAL REPORT

16.     Debt
Long-term debt includes debt instruments and finance lease obligations. The following table outlines the Company's outstanding long-term debt as at December 31, 2020:

(in millions of Canadian dollars except percentages)			Maturity	Currency in which payable	2020	2019
9.450%	30-year Debentures	(A)	Aug 2021	U.S.$	318	325
5.100%	10-year Medium Term Notes	(A)	Jan 2022	CDN$	125	125
4.500%	10-year Notes	(A)	Jan 2022	U.S.$	318	324
4.450%	12.5-year Notes	(A)	Mar 2023	U.S.$	445	454
2.900%	10-year Notes	(A)	Feb 2025	U.S.$	891	909
3.700%	10.5-year Notes	(A)	Feb 2026	U.S.$	318	324
4.000%	10-year Notes	(A)	Jun 2028	U.S.$	636	649
3.150%	10-year Notes	(A)	Mar 2029	CDN$	399	399
2.050%	10-year Notes	(A)	Mar 2030	U.S.$	636	—
7.125%	30-year Debentures	(A)	Oct 2031	U.S.$	446	454
5.750%	30-year Debentures	(A)	Mar 2033	U.S.$	312	318
4.800%	20-year Notes	(A)	Sep 2035	U.S.$	381	388
5.950%	30-year Notes	(A)	May 2037	U.S.$	567	578
6.450%	30-year Notes	(A)	Nov 2039	CDN$	400	400
5.750%	30-year Notes	(A)	Jan 2042	U.S.$	313	319
4.800%	30-year Notes	(A)	Aug 2045	U.S.$	698	712
3.050%	30-year Notes	(A)	Mar 2050	CDN$	298	—
6.125%	100-year Notes	(A)	Sep 2115	U.S.$	1,146	1,169
8.000%	5-year Promissory Notes	(B)	up to Jun 2020	U.S.$	—	11
5.41%	Senior Secured Notes	(C)	Mar 2024	U.S.$	89	100
6.91%	Secured Equipment Notes	(D)	Oct 2024	CDN$	75	91
7.49%	Equipment Trust Certificates	(E)	Jan 2021	U.S.$	14	55
Obligations under finance leases
1.99% -2.97%		(F)	2021 - 2023	CDN$/U.S.$	4	3
6.99%		(F)	Mar 2022	U.S.$	97	99
6.57%		(F)	Dec 2026	U.S.$	38	45
12.77%		(F)	Jan 2031	CDN$	4	4
Commercial Paper			up to Feb 2021	U.S.$	820	516
					9,788	8,771
Perpetual 4% Consolidated Debenture Stock		(G)		U.S.$	39	39
Perpetual 4% Consolidated Debenture Stock		(G)		G.B.£	6	6
					9,833	8,816
Unamortized fees on long-term debt					(62)	(59)
					9,771	8,757
Less: Long-term debt maturing within one year					1,186	599
					$8,585	$8,158

At December 31, 2020, the gross amount of long-term debt denominated in U.S. dollars was U.S. $6,713 million (2019 – U.S. $6,016 million).

CP 2020 ANNUAL REPORT 104
Annual maturities and principal repayment requirements, excluding those pertaining to finance leases, for each of the five years following 2020 are (in millions): 2021 – $1,178; 2022 – $471; 2023 – $475; 2024 – $83; 2025 – $891.

Fees on long-term debt are amortized to income over the term of the related debt.

A.  These debentures and notes are presented net of unamortized discounts, pay interest semi-annually, and are unsecured but carry a negative pledge.

In 2020, the Company issued U.S $500 million 2.050% 10-year Notes due March 5, 2030 for net proceeds of U.S. $495 million ($662 million) and $300 million 3.050% 30-year Notes due March 9, 2050 for net proceeds of $296 million.

In 2019, the Company repaid U.S. $350 million 7.250% 10-year Notes at maturity for a total of U.S. $350 million ($471 million). The Company also issued $400 million 3.150% 10-year Notes due March 13, 2029 for net proceeds of $397 million.

B. On December 30, 2019, through its business combination with CMQ Canada, the Company assumed CMQ Canada's obligations under the 8.00% 5-year Promissory Notes totalling U.S. $8 million ($11 million) owing to CMQ U.S (see Note 10). In 2020, these notes were settled.

C.  The 5.41% Senior Secured Notes are collateralized by specific locomotive units with a carrying value of $97 million at December 31, 2020. The Company pays equal blended semi-annual payments of principal and interest. Final repayment of the remaining principal of U.S. $44 million is due in March 2024.

D.  The 6.91% Secured Equipment Notes are full recourse obligations of the Company collateralized by a first charge on specific locomotive units with a carrying value of $54 million at December 31, 2020. The Company pays equal blended semi-annual payments of principal and interest. Final repayment of the remaining principal of $11 million is due in October 2024.

E.  The 7.49% Equipment Trust Certificates are secured by specific locomotive units with a carrying value of $91 million at December 31, 2020. The Company makes semi-annual payments that vary in amount and are interest-only payments or blended principal and interest payments. Final repayment of the remaining principal of U.S. $11 million is due in January 2021.

F. The carrying value of the assets collateralizing finance lease obligations was $171 million at December 31, 2020.

G.  The Consolidated Debenture Stock, authorized by an Act of Parliament of 1889, constitutes a first charge upon and over the whole of the undertaking, railways, works, rolling stock, plant, property and effects of the Company, with certain exceptions.

Credit facility
CP has a revolving credit facility (the “facility”) agreement with 14 highly rated financial institutions for a commitment amount of U.S. $1.3 billion, which consists of a U.S. $1.0 billion tranche maturing September 27, 2024 and a U.S. $300 million tranche maturing September 27, 2021. The facility can accommodate draws of cash and/or letters of credit at market competitive pricing. The agreement requires the Company to maintain a financial covenant in conjunction with the facility. As at December 31, 2020 and 2019, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant. During the year ended December 31, 2020, the Company drew and fully repaid U.S. $100 million from the U.S. $300 million tranche of its revolving credit facility. As at December 31, 2020 and 2019, the facility was undrawn.

The Company also has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at December 31, 2020, the Company had total commercial paper borrowings of U.S. $644 million ($820 million), included in "Long-term debt maturing within one year" on the Company's Consolidated Balance Sheets (December 31, 2019 – $516 million). The weighted-average interest rate on these borrowings was 0.27% (December 31, 2019 - 2.03%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Consolidated Statements of Cash Flows on a net basis.

CP has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit CP to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at December 31, 2020 and 2019, the Company did not have any collateral posted on its bilateral letter of credit facilities but had letters of credit drawn of $59 million (December 31, 2019 – $80 million) from a total available amount of $300 million (December 31, 2019 – $300 million).

105 CP 2020 ANNUAL REPORT

17.    Financial instruments
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

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings including commercial paper. The carrying value of short-term financial instruments approximate their fair values.

The carrying value of the Company’s long-term debt does not approximate its fair value. The estimated fair value has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $8,951 million at December 31, 2020 (December 31, 2019 - $8,241 million), had a fair value of $11,597 million (December 31, 2019 - $10,149 million).

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

Net investment hedge
The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in foreign subsidiaries with a U.S. dollar functional currency. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in these foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive loss” in 2020 was an FX gain of $136 million, the majority of which was unrealized (2019 – unrealized gain of $288 million; 2018 – unrealized loss of $479 million) (see Note 8).

CP 2020 ANNUAL REPORT 106
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

For the year ended December 31, 2020, a net loss of $9 million related to previously settled forward starting swap hedges has been amortized to “Net interest expense” (2019 – loss of $9 million; 2018 – loss of $10 million). The Company expects that during the next 12 months, $9 million of net losses will be amortized to “Net interest expense”.

Treasury rate locks
At December 31, 2020, the Company had net unamortized losses related to interest rate locks, which are accounted for as cash flow hedges, settled in previous years totalling $17 million (December 31, 2019 – $18 million). This amount is composed of various unamortized gains and losses related to specific debts which are reflected in “Accumulated other comprehensive loss” and are amortized to “Net interest expense” in the period that interest on the related debt is charged. The amortization of these gains and losses resulted in a $1 million increase to “Net interest expense” and “Other comprehensive loss” in 2020 (2019 – $1 million; 2018 – $1 million). The Company expects that during the next 12 months, a net loss of $1 million related to these previously settled derivatives will be reclassified to “Net interest expense”.

18.    Other long-term liabilities

(in millions of Canadian dollars)	2020	2019
Operating lease liabilities, net of current portion (Note 19)	$248	$285
Stock-based compensation liabilities, net of current portion	146	111
Provision for environmental remediation, net of current portion(1)	71	70
Deferred revenue, net of current portion (Note 3)(2)	34	4
Deferred real estate lease and license revenue, net of current portion(3)	18	20
Deferred gains on sale leaseback transactions(3)	5	6
Other, net of current portion (2)	63	66
Total other long-term liabilities	$585	$562
(1) As at December 31, 2020, the aggregate provision for environmental remediation, including the current portion was $80 million (2019 – $77 million).
(2) 2019 comparative figures have been reclassified to conform with current presentation.
(3) The deferred real estate lease and license revenue and deferred gains on sale leaseback transactions are being amortized to income on a straight-line basis over the related lease terms.

Environmental remediation accruals
Environmental remediation accruals cover site-specific remediation programs. The estimate of the probable costs to be incurred in the remediation of properties contaminated by past railway activities reflects the nature of contamination at individual sites according to typical activities and scale of operations conducted. CP has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants, considering available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities” (see Note 15). Payments are expected to be made over 10 years to 2030.

107 CP 2020 ANNUAL REPORT

The accruals for environmental remediation represent CP’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include CP’s best estimate of all probable costs, CP’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable. Changes to costs are reflected as changes to “Other long-term liabilities” or “Accounts payable and accrued liabilities” on the Company's Consolidated Balance Sheets and to “Purchased services and other” within operating expenses on the Company's Consolidated Statements of Income. The amount charged to income in 2020 was $10 million (2019 – $6 million; 2018 – $6 million).

19. Leases
The Company’s leases have remaining terms of less than one year to 14 years, some include options to extend up to an additional 10 years, and some include options to terminate within one year.

Residual value guarantees are provided on certain vehicle operating leases. Cumulatively, these guarantees are limited to $1 million and are not included in lease liabilities as it is not currently probable that any amounts will be owed.

Components of lease expense for the year ended December 31 are as follows:

(in millions of Canadian dollars)	2020	2019
Operating lease cost	$83	$89
Short-term lease cost	10	10
Variable lease cost	13	13
Sublease income	(3)	(3)

Finance Lease Cost
Amortization of right-of-use assets	9	9
Interest on lease liabilities	11	11
Total lease costs	$123	$129

Supplemental balance sheet information related to leases is as follows:

(in millions of Canadian dollars)	Classification	2020	2019
Assets
Operating	Other assets	$316	$358
Finance	Properties, net book value	171	177

Liabilities
Current
Operating	Accounts payable and accrued liabilities	63	69
Finance	Long-term debt maturing within one year	8	7
Long-term
Operating	Other long-term liabilities	248	285
Finance	Long-term debt	135	144

CP 2020 ANNUAL REPORT 108
The following table provides the Company's weighted-average remaining lease terms and discount rates:

	2020	2019
Weighted-Average Remaining Lease Term
Operating leases	7 years	7 years
Finance leases	3 years	4 years

Weighted-Average Discount Rate
Operating leases	3.32%	3.45%
Finance leases	7.06%	7.07%

Supplemental information related to leases is as follows:

(in millions of Canadian dollars)	2020	2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$74	$82
Operating cash outflows from finance leases	10	10
Financing cash outflows from finance leases	8	6

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	34	38
Finance leases	4	4

The following table provides the maturities of lease liabilities for the next five years and thereafter as at December 31, 2020:

(in millions of Canadian dollars)	Finance Leases	Operating Leases
2021	$11	$71
2022	107	59
2023	9	53
2024	8	42
2025	8	34
Thereafter	12	88
Total lease payments	155	347
Imputed interest	(12)	(36)
Present value of lease payments	$143	$311

20.    Shareholders’ equity
Authorized and issued share capital
The Company is authorized to issue an unlimited number of Common Shares, an unlimited number of First Preferred Shares, and an unlimited number of Second Preferred Shares. At December 31, 2020, no First or Second Preferred Shares had been issued.

109 CP 2020 ANNUAL REPORT

The following table summarizes information related to Common Share balances as at December 31:

(number of shares in millions)	2020	2019	2018
Share capital, January 1	137.0	140.5	144.9
CP Common Shares repurchased	(4.0)	(3.8)	(4.6)
Shares issued under stock option plan	0.3	0.3	0.2
Share capital, December 31	133.3	137.0	140.5

The change in the “Share capital” balance includes $10 million of stock-based compensation transferred from “Additional paid-in capital” (2019 – $7 million; 2018 – $12 million).

Share repurchases
On December 17, 2019, the Company announced a normal course issuer bid ("NCIB"), commencing December 20, 2019, to purchase up to 4.80 million Common Shares in the open market for cancellation on or before December 19, 2020. Upon expiry of this NCIB, the Company had purchased 4.27 million Common Shares for $1,577 million.

On October 19, 2018, the Company announced a NCIB, commencing October 24, 2018, to purchase up to 5.68 million Common Shares for cancellation on or before October 23, 2019. The Company completed this NCIB on October 23, 2019.

On May 10, 2017, the Company announced a NCIB, commencing May 15, 2017, to purchase up to 4.38 million Common Shares in the open market for cancellation on or before May 14, 2018. The Company completed this NCIB on May 10, 2018.

All purchases were made in accordance with the respective NCIB at prevailing market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange ("TSX"), with consideration allocated to "Share capital" up to the average carrying amount of the shares and any excess allocated to "Retained earnings".

The following table provides activities under the share repurchase programs for each of the years ended December 31:

	2020	2019	2018
Number of Common Shares repurchased(1)	3,973,076	3,794,149	4,683,162
Weighted-average price per share(2)	$371.74	$300.65	$240.68
Amount of repurchase (in millions)(2)	$1,477	$1,141	$1,127
(1) Includes shares repurchased but not yet cancelled at year end.
(2) Includes brokerage fees.

On January 27, 2021, the Company announced that the TSX has accepted its notice to implement a new NCIB, commencing January 29, 2021, to purchase up to approximately 3.33 million Common Shares for cancellation on or before January 28, 2022.

21.    Change in non-cash working capital balances related to operations

(in millions of Canadian dollars)	2020	2019	2018
(Use) source of cash:
Accounts receivable, net	$(61)	$27	$(107)
Materials and supplies	(15)	(8)	(11)
Other current assets	(5)	(24)	30
Accounts payable and accrued liabilities	(308)	(21)	153
Change in non-cash working capital	$(389)	$(26)	$65

22.    Pensions and other benefits
The Company has both defined benefit (“DB”) and defined contribution (“DC”) pension plans. At December 31, 2020, the Canadian pension plans represent nearly all of total combined pension plan assets and nearly all of total combined pension plan obligations.

CP 2020 ANNUAL REPORT 110
The DB plans provide for pensions based principally on years of service and compensation rates near retirement. Pensions for Canadian pensioners are partially indexed to inflation. Annual employer contributions to the DB plans, which are actuarially determined, are made on the basis of being not less than the minimum amounts required by federal pension supervisory authorities.

The Company has other benefit plans including post-retirement health and life insurance for pensioners, and post-employment long-term disability and workers’ compensation benefits, which are based on Company-specific claims. At December 31, 2020, the Canadian other benefits plans represent nearly all of total combined other plan obligations.

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

To develop the expected long-term rate of return assumption used in the calculation of net periodic benefit cost applicable to the market-related value of plan assets, the Company considers the expected composition of the plans’ assets, past experience, and future estimates of long-term investment returns. Future estimates of investment returns reflect the long-term return expectation for fixed income, public equity, real estate, infrastructure, private debt, and absolute return investments, and the expected added value (relative to applicable benchmark indices) from active management of pension fund assets.

The Company has elected to use a market-related value of assets for the purpose of calculating net periodic benefit cost, developed from a five year average of market values for the plans’ public equity and absolute return investments (with each prior year’s market value adjusted to the current date for assumed investment income during the intervening period) plus the market value of the plans’ fixed income, real estate, infrastructure, and private debt securities.

The benefit obligation is discounted using a discount rate that is a blended yield to maturity for a hypothetical portfolio of high-quality debt instruments with cash flows matching projected benefit payments. The discount rate is determined by management.

Net periodic benefit cost
The elements of net periodic benefit cost for DB pension plans and other benefits recognized in the year include the following components:

	Pensions			Other benefits
(in millions of Canadian dollars)	2020	2019	2018	2020	2019	2018
Current service cost (benefits earned by employees)	$140	$107	$120	$12	$11	$12
Other components of net periodic benefit cost (recovery):
Interest cost on benefit obligation	406	450	438	17	20	19
Expected return on fund assets	(945)	(947)	(955)	—	—	—
Recognized net actuarial loss	177	84	114	4	12	2
Amortization of prior service costs	(1)	(1)	(2)	—	1	—
Total other components of net periodic benefit (recovery) cost	(363)	(414)	(405)	21	33	21
Net periodic benefit (recovery) cost	$(223)	$(307)	$(285)	$33	$44	$33

111 CP 2020 ANNUAL REPORT

Projected benefit obligation, fund assets, and funded status
Information about the Company’s DB pension plans and other benefits, in aggregate, is as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2020	2019	2020	2019
Change in projected benefit obligation:
Benefit obligation at January 1	$12,610	$11,372	$541	$501
Current service cost	140	107	12	11
Interest cost	406	450	17	20
Employee contributions	42	41	—	—
Benefits paid	(653)	(646)	(34)	(34)
Foreign currency changes	(5)	(10)	—	—
Plan amendments and other	3	—	—	—
Actuarial loss	1,256	1,296	17	43
Projected benefit obligation at December 31	$13,799	$12,610	$553	$541

The net actuarial losses for Pensions and Other benefits in 2020 were primarily due to the decrease in discount rate from 3.25% to 2.58%. The net actuarial losses for Pensions and Other benefits in 2019 were primarily due to the decrease in discount rate from 4.01% to 3.25%.

	Pensions		Other benefits
(in millions of Canadian dollars)	2020	2019	2020	2019
Change in fund assets:
Fair value of fund assets at January 1	$13,319	$12,349	$5	$4
Actual return on fund assets	1,634	1,528	—	1
Employer contributions	27	53	34	34
Employee contributions	42	41	—	—
Benefits paid	(653)	(646)	(34)	(34)
Foreign currency changes	(4)	(6)	—	—
Fair value of fund assets at December 31	$14,365	$13,319	$5	$5
Funded status – plan surplus (deficit)	$566	$709	$(548)	$(536)

The table below shows the aggregate pension projected benefit obligation and aggregate fair value of plan assets for pension plans with fair value of plan assets in excess of projected benefit obligations (i.e. surplus), and for pension plans with projected benefit obligations in excess of fair value of plan assets (i.e. deficit):

	2020		2019
(in millions of Canadian dollars)	Pension plans in surplus	Pension plans in deficit	Pension plans in surplus	Pension plans in deficit
Projected benefit obligation at December 31	$(13,220)	$(579)	$(12,076)	$(534)
Fair value of fund assets at December 31	14,114	251	13,079	240
Funded Status	$894	$(328)	$1,003	$(294)

The DB pension plans’ accumulated benefit obligation as at December 31, 2020 was $13,528 million (2019 – $12,201 million). The accumulated benefit obligation is calculated on a basis similar to the projected benefit obligation, except no future salary increases are assumed in the projection of future benefits. For pension plans with accumulated benefit obligations in excess of fair value of plan assets (i.e. deficit), the aggregate pension accumulated benefit obligation as at December 31, 2020 was $443 million (2019 – $419 million) and the aggregate fair value of plan assets as at December 31, 2020 was $187 million (2019 –$186 million).

CP 2020 ANNUAL REPORT 112
All Other benefits plans were in a deficit position at December 31, 2020 and 2019.

Pension asset and liabilities in the Company’s Consolidated Balance Sheets
Amounts recognized in the Company’s Consolidated Balance Sheets are as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2020	2019	2020	2019
Pension asset	$894	$1,003	$—	$—
Accounts payable and accrued liabilities	(11)	(11)	(33)	(34)
Pension and other benefit liabilities	(317)	(283)	(515)	(502)
Total amount recognized	$566	$709	$(548)	$(536)

The measurement date used to determine the plan assets and the accrued benefit obligation is December 31. The most recent actuarial valuation for pension funding purposes for the Company’s main Canadian pension plan was performed as at January 1, 2020. During 2021, the Company expects to file with the pension regulator a new valuation performed as at January 1, 2021.

Accumulated other comprehensive loss
Amounts recognized in accumulated other comprehensive loss are as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2020	2019	2020	2019
Net actuarial loss:
Other than deferred investment gains	$3,960	$3,434	$104	$91
Deferred investment gains	(95)	41	—	—
Prior service cost	5	1	1	1
Deferred income tax	(1,070)	(964)	(27)	(24)
Total (Note 8)	$2,800	$2,512	$78	$68

Actuarial assumptions
Weighted-average actuarial assumptions used were approximately:

(percentages)	2020		2019		2018
Benefit obligation at December 31:
Discount rate	2.58		3.25		4.01
Projected future salary increases	2.75		2.75		2.75
Health care cost trend rate	5.00	(1)	5.50	(1)	6.00	(1)
Benefit cost for year ended December 31:
Discount rate	3.25		4.01		3.80
Expected rate of return on fund assets (3)	7.25		7.50		7.75
Projected future salary increases	2.75		2.75		2.75
Health care cost trend rate	5.50	(1)	6.00	(1)	7.00	(2)
(1) The health care cost trend rate was assumed to be 6.00% in 2019 and 5.50% in 2020 and is assumed to be 5.00% per year in 2021 and thereafter.
(2) The health care cost trend rate was previously assumed to be 7.00% in 2018, and then decreasing by 0.50% per year to an ultimate rate of 5.00% per year in 2022 and thereafter.
(3) The expected rate of return on fund assets that will be used to compute the 2021 net periodic benefit credit is 6.90%.

Plan assets
Plan assets are recorded at fair value. The major asset categories are public equity securities, fixed income securities, real estate, infrastructure, absolute return investments, and private debt. The fair values of the public equity and fixed income securities are primarily based on quoted market prices. Real estate and infrastructure values are based on the value of each fund’s assets as calculated by the fund manager, generally using third party appraisals or discounted cash flow analysis and taking into account current market conditions and recent sales transactions where practical and appropriate. Private debt values are

113 CP 2020 ANNUAL REPORT

based on the value of each fund’s assets as calculated by the fund manager taking into account current market conditions and reviewed annually by external parties. Absolute return investments are a portfolio of units of externally managed hedge funds and are valued by the fund administrators.

The Company’s pension plan asset allocation, the weighted-average asset allocation targets, and the weighted average policy range for each major asset class at year end were as follows:

			Percentage of plan assets at December 31
Asset allocation (percentage)	Asset allocation target	Policy range	2020	2019
Cash and cash equivalents	1.2	0 – 10	2.0	0.9
Fixed income	24.1	20 – 40	28.1	24.6
Public equity	45.1	35 – 55	49.3	54.5
Real estate and infrastructure	9.8	4 – 13	6.3	6.8
Private debt	9.8	4 – 13	3.3	2.4
Absolute return	10.0	4 – 13	11.0	10.8
Total	100.0		100.0	100.0

CP 2020 ANNUAL REPORT 114
Summary of the assets of the Company’s DB pension plans
The following is a summary of the assets of the Company’s DB pension plans at December 31, 2020 and 2019. As of December 31, 2020 and 2019, there were no plan assets classified as Level 3 valued investments.

	Assets Measured at Fair Value		Investments measured at NAV(1)	Total Plan Assets
(in millions of Canadian dollars)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2020
Cash and cash equivalents	$219	$—	$—	$219
Fixed income
Government bonds(2)	284	1,699	—	1,983
Corporate bonds(2)	691	1,144	—	1,835
Mortgages(3)	220	5	—	225
Public equities
Canada	1,183	—	—	1,183
U.S. and international	5,871	28	—	5,899
Real estate(4)	—	—	704	704
Infrastructure(5)	—	—	199	199
Private debt(6)	—	—	465	465
Derivative instruments(7)	—	71	—	71
Absolute return(8)
Funds of hedge funds	—	—	1,560	1,560
Multi-strategy funds	—	—	22	22
	$8,468	$2,947	$2,950	$14,365
December 31, 2019
Cash and cash equivalents	$112	$—	$—	$112
Fixed income
Government bonds(2)	233	1,857	—	2,090
Corporate bonds(2)	273	819	—	1,092
Mortgages(3)	159	5	—	164
Public equities
Canada	1,351	—	—	1,351
U.S. and international	5,883	22	—	5,905
Real estate(4)	—	—	724	724
Infrastructure(5)	—	—	187	187
Private debt(6)	—	—	313	313
Derivative instruments(7)	—	(59)	—	(59)
Absolute return(8)
Funds of hedge funds	—	—	1,418	1,418
Multi-strategy funds	—	—	22	22
	$8,011	$2,644	$2,664	$13,319

115 CP 2020 ANNUAL REPORT

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
(4) Real estate:
Real estate fund values are based on the NAV of the funds that invest directly in real estate investments. The values of the investments have been estimated using the capital accounts representing the plan’s ownership interest in the funds. Of the total, $580 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2019 – $606 million). The remaining $124 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying real estate investments (2019 – $118 million). As at December 31, 2020, there are $32 million of unfunded commitments for real estate investments (December 31, 2019 – $35 million).
(5) Infrastructure:
Infrastructure fund values are based on the NAV of the funds that invest directly in infrastructure investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $112 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2019 – $119 million). The remaining $87 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying infrastructure investments (2019 – $68 million). As at December 31, 2020, there are $491 million of unfunded commitments for infrastructure investments (December 31, 2019 – $286 million).
(6) Private debt:
Private debt fund values are based on the NAV of the funds that invest directly in private debt investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $154 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2019 – $154 million). The remaining $311 million is not subject to redemption and is normally returned through distributions as a result of the repayment of the underlying loans (2019 - $159 million). As at December 31, 2020, there are $533 million of unfunded commitments for private debt investments (December 31, 2019 – $392 million).
(7) Derivatives:
The investment managers may utilize the following derivative instruments: equity futures to replicate equity index returns (Level 2); currency forwards to partially hedge foreign currency exposures (Level 2); bond forwards to reduce asset/liability interest rate risk exposures (Level 2); interest rate swaps to manage duration and interest rate risk (Level 2); credit default swaps to manage credit risk (Level 2); and options to manage interest rate risk and volatility (Level 2). The Company may utilize derivatives directly, but only for the purpose of hedging foreign currency exposures. As at December 31, 2020, there are currency forwards with a notional value of $1,041 million (December 31, 2019 – $334 million) and a fair value of $73 million (December 31, 2019 – $13 million). The fixed income investment manager utilizes a portfolio of bond forwards for the purpose of reducing asset/liability interest rate exposure. As at December 31, 2020, there are bond forwards with a notional value of $3,540 million (December 31, 2019 – $3,269 million) and a negative fair value of $2 million (December 31, 2019 – $(72) million).
(8) Absolute return:
The value of absolute return fund investments is based on the NAV reported by the fund administrators. The funds have different redemption policies with redemption notice periods varying from 60 to 95 days and frequencies ranging from monthly to triennially.

Additional plan assets information
The Company's primary investment objective for pension plan assets is to achieve a long–term return, net of all fees and expenses, that is sufficient for the plan's assets to satisfy the current and future obligations to plan beneficiaries, while minimizing the financial impact on the Company. In identifying the asset allocation ranges, consideration was given to the long-term nature of the underlying plan liabilities, the solvency and going-concern financial position of the plan, long-term return expectations, and the risks associated with key asset classes as well as the relationships of returns on key asset classes with each other, inflation, and interest rates. When advantageous and with due consideration, derivative instruments may be utilized by investment managers, provided the total value of the underlying assets represented by financial derivatives (excluding currency forwards, liability hedging derivatives in fixed income portfolios, and derivatives held by absolute return funds) is limited to 30% of the market value of the fund.

The funded status of the plans is exposed to fluctuations in interest rates, which affects the relative values of the plans' liabilities and assets. In order to mitigate interest rate risk, the Company's main Canadian defined benefit pension plan utilizes a liability driven investment strategy in its fixed income portfolio, which uses a combination of long duration bonds and derivatives to hedge interest rate risk, managed by the investment manager. At December 31, 2020, the plan's solvency funded position was 47% hedged against interest rate risk (2019 – 45%).

When investing in foreign securities, the plans are exposed to foreign currency risk; the effect of which is included in the valuation of the foreign securities. At December 31, 2020, the plans were 33% exposed to the U.S. dollar net of currency forwards (40% excluding the currency forwards), 6% exposed to the Euro, and 14% exposed to various other currencies. At December 31, 2019, the plans were 39% exposed to the U.S. dollar net of currency forwards (41% excluding the currency forwards), 6% exposed to the Euro, and 14% exposed to various other currencies.

CP 2020 ANNUAL REPORT 116
At December 31, 2020, fund assets included 109,008 of the Common Shares of the Company (2019 – 119,758) at a market value of $48 million (2019 – $40 million).

Estimated future benefit payments
The estimated future DB pension and other benefit payments to be paid by the plans for each of the next five years and the subsequent five-year period are as follows:

(in millions of Canadian dollars)	Pensions	Other benefits
2021	$632	$33
2022	629	31
2023	631	31
2024	633	30
2025	635	30
2026-2030	3,203	142

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

In 2020, the net cost of the DC plans, which generally equals the employer’s required contribution, was $12 million (2019 – $11 million; 2018 – $10 million).

Contributions to multi-employer plans
Some of the Company’s unionized employees in the U.S. are members of a U.S. national multi-employer benefit plan. Contributions made by the Company to this plan in 2020 in respect of post-retirement medical benefits were $3 million (2019 – $3 million; 2018 – $3 million).

23.    Stock-based compensation
At December 31, 2020, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense of $170 million in 2020 (2019 – $133 million; 2018 – $75 million).

117 CP 2020 ANNUAL REPORT

A. Stock option plan
The following table summarizes the Company’s stock option plan as at December 31, 2020:

	Options outstanding		Non-vested options
	Number of options	Weighted-average exercise price	Number of options	Weighted-average grant date fair value
Outstanding, January 1, 2020	1,416,346	$199.12	761,784	$53.54
Granted	217,240	$344.04	217,240	$69.00
Exercised	(232,034)	$162.87	N/A	N/A
Vested	N/A	N/A	(188,108)	$50.91
Forfeited	(13,839)	$271.75	(13,839)	$58.29
Expired	(347)	$168.84	N/A	N/A
Outstanding, December 31, 2020	1,387,366	$225.20	777,077	$58.40
Vested or expected to vest at December 31, 2020(1)	1,366,649	$223.98	N/A	N/A
Exercisable, December 31, 2020	610,289	$177.65	N/A	N/A
(1) As at December 31, 2020, the weighted-average remaining term of vested or expected to vest options was 4.5 years with an aggregate intrinsic value of $297 million.

The following table provides the number of stock options outstanding and exercisable as at December 31, 2020 by range of exercise price and their related intrinsic aggregate value, and for options outstanding, the weighted-average years to expiration. The table also provides the aggregate intrinsic value for in-the-money stock options, which represents the amount that would have been received by option holders had they exercised their options on December 31, 2020 at the Company’s closing stock price of $441.53.

	Options outstanding				Options exercisable
Range of exercise prices	Number of options	Weighted-average years to expiration	Weighted-average exercise price	Aggregate intrinsic value (millions)	Number of options	Weighted-average exercise price	Aggregate intrinsic value (millions)
$65.06 - $188.78	342,773	3.4	$141.26	$103	342,773	$141.26	$103
$188.79 - $214.58	327,811	3.1	$196.82	$80	109,375	$203.83	$26
$214.59 - $261.88	394,953	4.4	$244.17	$78	134,845	$232.54	$28
$261.89 - $411.37	321,829	5.8	$320.21	$39	23,296	$272.56	$4
Total(1)	1,387,366	4.2	$225.20	$300	610,289	$177.65	$161
(1) As at December 31, 2020, the total number of in-the-money stock options outstanding was 1,387,366 with a weighted-average exercise price of $225.20. The weighted-average years to expiration of exercisable stock options is 3.6 years.

Pursuant to the employee plan, options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years. Certain stock options granted in 2019 and 2018 vest upon the achievement of specific performance criteria. Under the fair value method, the fair value of the stock options at grant date was approximately $15 million for options issued in 2020 (2019 – $14 million; 2018 – $16 million). The weighted-average fair value assumptions were approximately:

	2020	2019	2018
Expected option life (years)(1)	4.75	5.00	5.00
Risk-free interest rate(2)	1.28%	2.22%	2.22%
Expected stock price volatility(3)	23.14%	25.04%	24.81%
Expected annual dividends per share(4)	$3.3200	$2.6191	$2.3854
Expected forfeiture rate(5)	4.41%	6.05%	4.70%
Weighted-average grant date fair value of options granted during the year	$69.00	$63.69	$55.63
(1) Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour were used to estimate the expected life of the option.

CP 2020 ANNUAL REPORT 118
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

In 2020, the expense for stock options (regular and performance) was $16 million (2019 – $14 million; 2018 – $10 million). At December 31, 2020, there was $12 million of total unrecognized compensation related to stock options which is expected to be recognized over a weighted-average period of approximately 1.1 years.

The total fair value of shares vested for the stock option plan during 2020 was $10 million (2019 – $8 million; 2018 – $11 million).

The following table provides information related to all options exercised in the stock option plan during the years ended December 31:

(in millions of Canadian dollars)	2020	2019	2018
Total intrinsic value	$52	$63	$17
Cash received by the Company upon exercise of options	52	26	24

B. Other share-based plans
Performance share unit plans
During 2020, the Company issued 97,998 PSUs with a grant date fair value of approximately $34 million and 10,029 PDSUs with a grant date fair value, including value of expected future matching units, of approximately $4 million. PSUs and PDSUs attract dividend equivalents in the form of additional units, based on dividends paid on the Company's Common Shares, and vest approximately three years after the grant date contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement using closing share price on the date of measurement. The fair value of units that are probable of vesting based on forecasted performance factors over the three-year performance period is recognized as expense in the Consolidated Statements of Income. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the DSU plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in 2020 is January 1, 2020 to December 31, 2022, and the performance factors are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

The performance period for 133,681 PSUs issued in 2019 is January 1, 2019 to December 31, 2021, and the performance factors for these PSUs are ROIC, TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I railways. The performance factors for the remaining 579 PSUs are annual revenue for the fiscal year 2020, diluted earnings per share for the fiscal year 2020, and share price appreciation.

The performance period for 125,280 PSUs issued in 2018 is January 1, 2018 to December 31, 2020, and the performance factors for these PSUs were ROIC, TSR compared to the S&P/TSX Capped Industrial Index, and TSR compared to the S&P 1500 Road and Rail Index. The resulting estimated payout on these awards was 200% on 113,769 total outstanding awards representing a total fair value of $98 million at December 31, 2020, calculated using the Company's average share price of the last 30 trading days preceding December 31, 2020. The performance factors for the remaining 36,975 PSUs were annual revenue for the fiscal year 2020, diluted earnings per share for the fiscal year 2020, and share price appreciation.

The performance period for PSUs issued in 2017 was January 1, 2017 to December 31, 2019, and the performance factors for these PSUs were ROIC, TSR compared to the S&P/TSX Capped Industrial Index, and TSR compared to the S&P 1500 Road and Rail Index. The resulting payout was 193% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding December 31, 2019. In the first quarter of 2020, payouts occurred on the total outstanding awards, including dividends reinvested, totalling $76 million on 121,225 outstanding awards.

119 CP 2020 ANNUAL REPORT

The following table summarizes information related to the Company’s PSUs and PDSUs as at December 31:

	2020	2019
Outstanding, January 1	403,136	395,048
Granted	108,027	134,260
Units, in lieu of dividends	3,843	4,032
Settled	(121,225)	(117,228)
Forfeited	(11,912)	(12,976)
Outstanding, December 31	381,869	403,136

In 2020, the expense for PSUs and PDSUs was $121 million (2019 – $89 million; 2018 – $54 million). At December 31, 2020, there was $51 million of total unrecognized compensation related to these awards which is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

The following table summarizes information related to the DSUs as at December 31:

	2020	2019
Outstanding, January 1	161,219	152,760
Granted	19,041	19,912
Units, in lieu of dividends	1,511	1,608
Settled	(26,788)	(12,110)
Forfeited	(172)	(951)
Outstanding, December 31	154,811	161,219

During 2020, the Company granted 19,041 DSUs with a grant date fair value of approximately $7 million. In 2020, the expense for DSUs was $21 million (2019 – $20 million expense; 2018 – $4 million expense). At December 31, 2020, there was $1 million of total unrecognized compensation related to DSUs which is expected to be recognized over a weighted-average period of approximately 1.3 years.

Summary of share-based liabilities paid
The following table summarizes the total share-based liabilities paid for each of the years ended December 31:

(in millions of Canadian dollars)	2020	2019	2018
Plan
PSUs	$76	$54	$30
DSUs	9	4	6
Other	1	—	1
Total	$86	$58	$37

CP 2020 ANNUAL REPORT 120
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

The total number of shares purchased in 2020 on behalf of participants, including the Company's contributions, was 115,344 (2019 – 137,942; 2018 – 118,865). In 2020, the Company’s contributions totalled $9 million (2019 – $8 million; 2018 – $6 million) and the related expense was $7 million (2019 – $6 million; 2018 – $5 million).

24.    Variable interest entities
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

The financial exposure to the Company as a result of its involvement with the variable interest entities is equal to the fixed lease payments due to the trusts. In 2020, lease payments after tax were $14 million. Future minimum lease payments, before tax, of $126 million will be payable over the next 10 years. The Company does not guarantee the residual value of the assets to the lessor; however, it must deliver to the lessor the assets in good operating condition, subject to normal wear and tear, at the end of the lease term.

As the Company’s actions and decisions do not significantly affect the variable interest entities’ performance, and the Company’s fixed price purchase option is not considered to be potentially significant to the variable interest entities, the Company is not considered to be the primary beneficiary, and does not consolidate these variable interest entities.

25.    Commitments and contingencies
In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at December 31, 2020 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, or results of operations. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

Commitments
At December 31, 2020, the Company had committed to total future capital expenditures amounting to $547 million and operating expenditures relating to supplier purchase obligations, such as bulk fuel purchase agreements, locomotive maintenance and overhaul agreements, as well as agreements to purchase other goods and services amounting to approximately $1.7 billion for the years 2021–2032, of which CP estimates approximately $1.6 billion will be incurred in the next five years.

Commitments related to leases, including minimum annual payments for the next five years and thereafter, are included in Note 19.

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

A number of legal proceedings, set out below, were commenced in Canada and the U.S. against CP and others:

(1)Québec's Minister of Sustainable Development, Environment, Wildlife and Parks ordered various parties, including CP, to remediate the derailment site (the "Cleanup Order") and served CP with a Notice of Claim for $95 million for those costs. CP appealed the Cleanup Order and contested the Notice

121 CP 2020 ANNUAL REPORT

of Claim with the Administrative Tribunal of Québec. These proceedings are stayed pending determination of the Attorney General of Québec (“AGQ”) action (paragraph 2 below).

(2)The AGQ sued CP in the Québec Superior Court claiming $409 million in damages, which was amended and reduced to $315 million (the “AGQ Action”). The AGQ Action alleges that: (i) CP was responsible for the petroleum crude oil from its point of origin until its delivery to Irving Oil Ltd.; and (ii) CP is vicariously liable for the acts and omissions of the MMA Group.

(3)A class action in the Québec Superior Court on behalf of persons and entities residing in, owning or leasing property in, operating a business in, or physically present in Lac-Mégantic at the time of the derailment was certified against CP on May 8, 2015 (the "Class Action"). Other defendants including MMAC and Mr. Thomas Harding ("Harding") were added to the Class Action on January 25, 2017. The Class Action seeks unquantified damages, including for wrongful death, personal injury, property damage, and economic loss.

(4)Eight subrogated insurers sued CP in the Québec Superior Court claiming approximately $16 million in damages, which was amended and reduced to approximately $15 million (the “Promutuel Action”), and two additional subrogated insurers sued CP claiming approximately $3 million in damages (the “Royal Action”). Both actions contain similar allegations as the AGQ Action. The actions do not identify the subrogated parties. As such, the extent of any overlap between the damages claimed in these actions and under the Plans is unclear. The Royal Action is stayed pending determination of the consolidated proceedings described below.

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. These consolidated claims are currently scheduled for a joint liability trial commencing on or around September 13, 2021, followed by a damages trial, if necessary.

(5)Forty-eight plaintiffs (all individual claims joined in one action) sued CP, MMAC, and Harding in the Québec Superior Court claiming approximately $5 million in damages for economic loss and pain and suffering, and asserting similar allegations as in the Class Action and the AGQ Action. The majority of the plaintiffs opted-out of the Class Action and all but two are also plaintiffs in litigation against CP, described in paragraph 7 below. This action is stayed pending determination of the consolidated claims described above.

(6)The MMAR U.S. bankruptcy estate representative commenced an action against CP in November 2014 in the Maine Bankruptcy Court claiming that CP failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to a recent report. This action asserts that CP knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it.

(7)The class and mass tort action commenced against CP in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against CP in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and improperly packaged the petroleum crude oil. On CP’s motion, the Maine Actions were dismissed. The plaintiffs are appealing the dismissal decision, which is pending.

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against CP in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgment motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. This action is scheduled for trial on September 21, 2021.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, CP denies liability and is vigorously defending these proceedings.

26.    Guarantees
In the normal course of operating the railway, the Company enters into contractual arrangements that involve providing certain guarantees, which extend over the term of the contracts. These guarantees include, but are not limited to:
•guarantees to pay other parties in the event of the occurrence of specified events, including damage to equipment, in relation to assets used in the operation of the railway through operating leases, rental agreements, easements, trackage, and interline agreements; and
•indemnifications of certain tax-related payments incurred by lessors and lenders.

The maximum amount that could be payable under these guarantees, excluding residual value guarantees, cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under guarantees to other parties in the event of the occurrence of specified events could be recoverable from other parties or through insurance. The Company has accrued for all guarantees that it expects to pay. At December 31, 2020, these accruals amounted to $18 million (2019 – $10 million), and are recorded in “Accounts payable and accrued liabilities".

CP 2020 ANNUAL REPORT 122
Indemnifications
Pursuant to a trust and custodial services agreement with the trustee of the Canadian Pacific Railway Company Pension Plan, the Company has undertaken to indemnify and save harmless the trustee, to the extent not paid by the fund, from any and all taxes, claims, liabilities, damages, costs, and expenses arising out of the performance of the trustee’s obligations under the agreement, except as a result of misconduct by the trustee. The indemnity includes liabilities, costs, or expenses relating to any legal reporting or notification obligations of the trustee with respect to the defined benefit and defined contribution options of the pension plans, or otherwise with respect to the assets of the pension plans that are not part of the fund. The indemnity survives the termination or expiry of the agreement with respect to claims and liabilities arising prior to the termination or expiry. At December 31, 2020, the Company had not recorded a liability associated with this indemnification as it does not expect to make any payments pertaining to it.

27.    Segmented and geographic information
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

In the years ended December 31, 2020, 2019, and 2018, no one customer comprised more than 10% of total revenues and accounts receivable.

Geographic information
All of the company's revenue and long-lived assets excluding financial instruments are held within Canada and the United States.

(in millions of Canadian dollars)	Canada	United States	Total
2020
Revenues	$5,829	$1,881	$7,710
Long-term assets excluding financial instruments and pension assets	14,258	7,165	21,423
2019
Revenues	5,675	2,117	7,792
Long-term assets excluding financial instruments and pension assets	13,131	7,020	20,151
2018
Revenues	5,232	2,084	7,316
Long-term assets excluding financial instruments and pension assets	12,133	6,759	18,892

28. Selected quarterly data (unaudited)

For the quarter ended	2020				2019
(in millions of Canadian dollars, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$2,012	$1,863	$1,792	$2,043	$2,069	$1,979	$1,977	$1,767
Operating income	928	779	770	834	890	869	822	543
Net income	802	598	635	409	664	618	724	434
Basic earnings per share(1)	$5.97	$4.42	$4.68	$2.99	$4.84	$4.47	$5.19	$3.10
Diluted earnings per share(1)	$5.95	$4.41	$4.66	$2.98	$4.82	$4.46	$5.17	$3.09
(1) Earnings per share for the four quarters combined may not equal earnings per share for the year due to rounding.

123 CP 2020 ANNUAL REPORT

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, an evaluation was carried out under the supervision of and with the participation of CP's management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in reports that they file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte LLP, the Company's independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this Form 10-K, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CP 2020 ANNUAL REPORT 124
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Railway Limited
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Canadian Pacific Railway Limited and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte LLP

Chartered Professional Accountants
Calgary, Canada
February 18, 2021

125 CP 2020 ANNUAL REPORT

ITEM 9B. OTHER INFORMATION

None.

CP 2020 ANNUAL REPORT 126
PART III

127 CP 2020 ANNUAL REPORT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Registrant
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2020. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

Executive Officers of Registrant
The information regarding executive officers is included in Part I of this annual report under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.

Compliance with Section 16(a) of the Exchange Act
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2020.

Code of Ethics for Chief Executive Officer and Senior Financial Officers
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2020. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2020. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2020. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

CP 2020 ANNUAL REPORT 128
PART IV

129 CP 2020 ANNUAL REPORT

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report:

(a)Financial Statements

The financial statements filed as part of this filing are listed on the Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(b)Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(in millions of Canadian dollars)	Beginning balance at January 1	Additions charged to expenses	Payments and other reductions	Impact of FX	Ending balance at December 31
Accruals for personal injury and other claims provision(1)
2018	$118	$93	$(60)	$1	$152
2019	$152	$142	$(152)	$(1)	$141
2020	$141	$105	$(119)	$(1)	$126
Environmental liabilities
2018	$78	$6	$(7)	$5	$82
2019	$82	$6	$(8)	$(3)	$77
2020	$77	$10	$(6)	$(1)	$80
(1) Includes WCB, FELA, occupational, damage, and other.

(c)Exhibits

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

CP 2020 ANNUAL REPORT 130

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

131 CP 2020 ANNUAL REPORT

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

4.26
Description of Securities – Equity Securities (incorporated by reference to Exhibit 4.26 to Canadian Pacific Railway Limited’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2020, File No. 001-01342).

4.27
Form of 2.050% Note due 2030 (incorporated by reference to Exhibit 4.1 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020, File No. 001-01342).

4.28
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

4.29
Second Supplemental Indenture, dated as of March 9, 2020, by and among Canadian Pacific Railway Company, as issuer, Canadian Pacific Railway Limited, as guarantor, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.3 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 21, 2020, File No. 001-01342).

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

10.6
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

10.7*
CP 401(k) Savings Plan, as amended and restated effective October 27, 2014 (incorporated by reference to Exhibit 4.5 to Canadian Pacific Railway Limited's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2015, File No. 333-208647).

10.8*
Stand-Alone Option Agreement dated February 4, 2013 between the Registrant and Keith Creel (incorporated by reference to Exhibit 4.2 to Canadian Pacific Railway Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 24, 2013, File No. 333-188827).

10.9*
Performance Share Unit Plan for Eligible Employees of Canadian Pacific Railway Limited, adopted with effect from February 17, 2009, as amended February 22, 2013, April 30, 2014 and February 18, 2015 (incorporated by reference to Exhibit 10.3 to Canadian Pacific Railway Limited’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.10*
Canadian Pacific Railway Limited Amended and Restated Management Stock Option Incentive Plan, as amended and restated effective November 19, 2015 (incorporated by reference to Exhibit 10.4 to Canadian Pacific Railway Limited’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

CP 2020 ANNUAL REPORT 132

10.11*
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

133 CP 2020 ANNUAL REPORT

10.28*
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

10.43
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

10.44
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

CP 2020 ANNUAL REPORT 134

10.45
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

10.47*
Amendment dated as of January 1, 2019, to the Executive Employment Agreement between Canadian Pacific Railway Company and Keith Creel, dated July 23, 2016 and effective as of July 1, 2017 as amended as of January 31, 2017 (incorporated by reference to Exhibit 10.49 to Canadian Pacific Railway Limited's Form 10-K filed with the Securities and Exchange Commission on February 15, 2019, File No. 001-01342).

10.48
Amended and Restated Credit Agreement, dated as of September 27, 2019, between Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2019, File No. 001-01342).

10.49* **	Amendment Number 3, effective June 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009.
10.50* **	Amendment Number 14, effective May 1, 2017, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009.
10.51* **	Amendment Number 15, effective January 1, 2019, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009.
10.52* **	Amendment Number 16, effective January 1, 2021, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009.
10.53* **	Offer of Employment Letter to Jeffrey Ellis dated October 19, 2015.
10.54* **	Offer of Employment Letter to John Brooks dated March 1, 2019.
10.55* **	Offer of Employment Letter to Mark Redd dated August 13, 2019.
21.1**	Subsidiaries of the registrant
22.1**	List of Issuers and Guarantor Subsidiaries
23.1**	Consent of Independent Registered Public Accounting Firm
24.1**	Power of attorney (included on the signature pages of this Form 10-K)
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Consolidated Statements of Income for each of the three years ended December 31, 2020, 2019, and 2018; (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2020, 2019, and 2018; (iii) the Consolidated Balance Sheets at December 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2020, 2019, and 2018; (v) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2020, 2019, and 2018; and (vi) the Notes to Consolidated Financial Statements.

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory arrangement
** Filed with this Annual Report on Form 10-K

135 CP 2020 ANNUAL REPORT

ITEM 16. FORM 10-K SUMMARY

Not applicable.

CP 2020 ANNUAL REPORT 136
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ KEITH CREEL
Keith Creel
Chief Executive Officer
Dated: February 18, 2021

POWER OF ATTORNEY

Each of the undersigned do hereby appoint each of Nadeem Velani and Jeffrey J. Ellis, his or her true and lawful attorney-in-fact and agent, to sign on his or her behalf the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, and any and all amendments thereto, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 18, 2021.

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