Form 10-Q
period 2021-03-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2021-04-22
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 20, 2021, there were 133,321,717 of the registrant’s Common Shares issued and outstanding (this value does not reflect the five-for-one share split approved on April 21, 2021).

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2021	2020
Revenues (Note 3)
Freight	$1,918	$2,000
Non-freight	41	43
Total revenues	1,959	2,043
Operating expenses
Compensation and benefits	405	398
Fuel	206	212
Materials	59	59
Equipment rents	33	36
Depreciation and amortization	202	192
Purchased services and other (Note 9, 10)	274	312
Total operating expenses	1,179	1,209

Operating income	780	834
Less:
Other (income) expense (Note 4, 10)	(28)	211
Other components of net periodic benefit recovery (Note 14)	(95)	(85)
Net interest expense	110	114
Income before income tax expense	793	594
Income tax expense (Note 5)	191	185
Net income	$602	$409

Earnings per share (Note 6)
Basic earnings per share	$4.52	$2.99
Diluted earnings per share	$4.50	$2.98

Weighted-average number of shares (millions) (Note 6)
Basic	133.3	136.7
Diluted	133.9	137.2

Dividends declared per share	$0.95	$0.83

Earnings per share - Pro forma post-split basis (Note 17)
Basic earnings per share	$0.90	$0.60
Diluted earnings per share	$0.90	$0.60
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Net income	$602	$409
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	10	(65)
Change in derivatives designated as cash flow hedges	25	2
Change in pension and post-retirement defined benefit plans	53	45
Other comprehensive income (loss) before income taxes	88	(18)
Income tax (expense) recovery on above items	(30)	60
Other comprehensive income (Note 7)	58	42
Comprehensive income	$660	$451
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2021	2020
Assets
Current assets
Cash and cash equivalents	$360	$147
Accounts receivable, net (Note 8)	840	825
Materials and supplies	213	208
Other current assets	211	141
	1,624	1,321
Investments	199	199
Properties	20,503	20,422
Goodwill and intangible assets	371	366
Pension asset	1,007	894
Other assets	417	438
Total assets	$24,121	$23,640
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,418	$1,467
Long-term debt maturing within one year (Note 11, 12)	1,782	1,186
	3,200	2,653
Pension and other benefit liabilities	829	832
Other long-term liabilities	537	585
Long-term debt (Note 11, 12)	7,958	8,585
Deferred income taxes	3,731	3,666
Total liabilities	16,255	16,321
Shareholders’ equity
Share capital	1,993	1,983
Additional paid-in capital	58	55
Accumulated other comprehensive loss (Note 7)	(2,756)	(2,814)
Retained earnings	8,571	8,095
	7,866	7,319
Total liabilities and shareholders’ equity	$24,121	$23,640
See Contingencies (Note 10, 16).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Operating activities
Net income	$602	$409
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	202	192
Deferred income tax expense (Note 5)	51	39
Pension recovery and funding (Note 14)	(61)	(65)
Foreign exchange (gain) loss on debt and lease liabilities (Note 4)	(33)	215
Other operating activities, net	(88)	(72)
Change in non-cash working capital balances related to operations	(91)	(229)
Cash provided by operating activities	582	489
Investing activities
Additions to properties	(323)	(355)
Proceeds from sale of properties and other assets	37	2
Other	—	(9)
Cash used in investing activities	(286)	(362)
Financing activities
Dividends paid	(127)	(114)
Issuance of CP Common Shares	8	24
Purchase of CP Common Shares (Note 13)	—	(501)
Issuance of long-term debt, excluding commercial paper	—	959
Repayment of long-term debt, excluding commercial paper	(21)	(15)
Net issuance (repayment) of commercial paper (Note 11)	93	(553)
Net increase in short-term borrowings	—	145
Acquisition-related financing fees (Note 10)	(33)	—
Other	—	11
Cash used in financing activities	(80)	(44)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(3)	31
Cash position
Increase in cash and cash equivalents	213	114
Cash and cash equivalents at beginning of period	147	133
Cash and cash equivalents at end of period	$360	$247

Supplemental disclosures of cash flow information:
Income taxes paid	$133	$139
Interest paid	$155	$157
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2021	133.3	$1,983	$55	$(2,814)	$8,095	$7,319
Net income	—	—	—	—	602	602
Other comprehensive income (Note 7)	—	—	—	58	—	58
Dividends declared ($0.95 per share)	—	—	—	—	(126)	(126)
Effect of stock-based compensation expense	—	—	5	—	—	5
Shares issued under stock option plan	—	10	(2)	—	—	8
Balance at March 31, 2021	133.3	$1,993	$58	$(2,756)	$8,571	$7,866
Balance at January 1, 2020	137.0	$1,993	$48	$(2,522)	$7,549	$7,068
Net income	—	—	—	—	409	409
Other comprehensive income (Note 7)	—	—	—	42	—	42
Dividends declared ($0.83 per share)	—	—	—	—	(112)	(112)
Effect of stock-based compensation expense	—	—	5	—	—	5
CP Common Shares repurchased (Note 13)	(1.6)	(21)	—	—	(447)	(468)
Shares issued under stock option plan	0.2	13	(2)	—	—	11
Balance at March 31, 2020	135.6	$1,985	$51	$(2,480)	$7,399	$6,955
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

1    Basis of presentation

These unaudited Interim Consolidated Financial Statements ("Interim Consolidated Financial Statements") of Canadian Pacific Railway Limited (“CP”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2020 annual Consolidated Financial Statements and notes included in CP's 2020 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing the 2020 annual Consolidated Financial Statements.

CP's operations can be affected by seasonal fluctuations such as changes in customer demand and weather-related issues. This seasonality could impact quarter-over-quarter comparisons.

In management’s opinion, the Interim Consolidated Financial Statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

2    Accounting changes

Accounting pronouncements that became effective during the period covered by the Interim Consolidated Financial Statements did not have a material impact on the Company's Interim Consolidated Balance Sheets, Interim Consolidated Statements of Income, or Interim Consolidated Statements of Cash Flows. Likewise, accounting pronouncements issued, but not effective until after March 31, 2021, are not expected to have a material impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Income, or Consolidated Statements of Cash Flows.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Freight
Grain	$448	$418
Coal	163	150
Potash	101	112
Fertilizers and sulphur	77	70
Forest products	80	78
Energy, chemicals and plastics	388	491
Metals, minerals and consumer products	159	189
Automotive	108	87
Intermodal	394	405
Total freight revenues	1,918	2,000
Non-freight excluding leasing revenues	24	29
Revenues from contracts with customers	1,942	2,029
Leasing revenues	17	14
Total revenues	$1,959	$2,043

Contract liabilities

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue, and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Interim Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities:

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Opening balance	$61	$146
Revenue recognized that was included in the contract liability balance at the beginning of the period	(11)	(37)
Increase due to consideration received, net of revenue recognized during the period	64	3
Closing balance	$114	$112

4    Other (income) expense

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Foreign exchange (gain) loss on debt and lease liabilities(1)	$(33)	$215
Other foreign exchange losses (gains)	1	(5)
Acquisition-related costs (Note 10)	3	—
Other	1	1
Other (income) expense	$(28)	$211
(1)Includes unrealized net loss on foreign exchange ("FX") forward contracts. Refer to Note 12 Financial instruments.

5    Income taxes

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Current income tax expense	$140	$146
Deferred income tax expense	51	39
Income tax expense	$191	$185

The effective tax rates including discrete items for the three months ended March 31, 2021 was 24.05%, compared to 31.10% for the same period of 2020.

For the three months ended March 31, 2021, the effective tax rate was 24.60%, excluding the discrete items of the acquisition-related costs of $36 million and the FX gain of $33 million on debt and lease liabilities.

For the three months ended March 31, 2020, the effective tax rate was 25.00%, excluding the discrete item of the FX loss of $215 million on debt and lease liabilities.

6    Earnings per share

Basic earnings per share has been calculated using Net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in the earnings per share calculations are reconciled as follows:

	For the three months ended March 31
(in millions)	2021	2020
Weighted-average basic shares outstanding	133.3	136.7
Dilutive effect of stock options	0.6	0.5
Weighted-average diluted shares outstanding	133.9	137.2

For the three months ended March 31, 2021, there were no options excluded from the computation of diluted earnings per share (three months ended March 31, 2020 - 0.1 million).

7    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2021	$112	$(48)	$(2,878)	$(2,814)
Other comprehensive income before reclassifications	—	17	—	17
Amounts reclassified from accumulated other comprehensive loss	—	2	39	41
Net other comprehensive income	—	19	39	58
Closing balance, March 31, 2021	$112	$(29)	$(2,839)	$(2,756)
Opening balance, January 1, 2020	$112	$(54)	$(2,580)	$(2,522)
Other comprehensive income before reclassifications	7	—	—	7
Amounts reclassified from accumulated other comprehensive loss	—	2	33	35
Net other comprehensive income	7	2	33	42
Closing balance, March 31, 2020	$119	$(52)	$(2,547)	$(2,480)
(1)Amounts are presented net of tax.
Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Recognition of net actuarial loss(1)	$53	$45
Income tax recovery	(14)	(12)
Total net of income tax	$39	$33
(1)Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

8    Accounts receivable, net

	As at March 31, 2021			As at March 31, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Total accounts receivable	$681	$198	$879	$724	$202	$926
Allowance for credit losses	(24)	(15)	(39)	(27)	(14)	(41)
Total accounts receivable, net	$657	$183	$840	$697	$188	$885

	For the three months ended March 31, 2021			For the three months ended March 31, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance	$(25)	$(15)	$(40)	$(27)	$(16)	$(43)
Current period credit loss provision, net	1	—	1	—	2	2
Allowance for credit losses, closing balance	$(24)	$(15)	$(39)	$(27)	$(14)	$(41)

9    Property sale

Gain on exchange of property and easements in Chicago

During the first quarter of 2021, the Company exchanged property and property easements in Chicago with a government agency for proceeds of $103 million including cash of $61 million and property assets at a fair value of $42 million. Fair value was determined based on comparable market transactions. The Company recorded a gain in the first quarter within "Purchased services and other" of $50 million ($38 million after tax) from the transaction, and a deferred gain of $53 million which will be recognized in income over the period of use of certain easements.

10    Business acquisition

Pending Kansas City Southern Transaction

On March 21, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kansas City Southern ("KCS").

Upon the approval of the transaction by the shareholders of both the Company and KCS, and satisfaction or waiver of customary closing conditions, the shares of KCS will be deposited into a voting trust subject to a voting trust agreement, pending final approval of the transaction by the Surface Transportation Board ("STB"). This step is expected to be completed in the second half of 2021.

Under the Merger Agreement, common shareholders of KCS will receive 0.489 (exchange ratio) of a common share of the Company and U.S. $90 in cash for each KCS common share held. Preferred shareholders will receive U.S. $37.50 in cash for each KCS preferred share held. The share split (see Note 17) will change the exchange ratio as defined in the Merger Agreement to 2.445 CP shares for every KCS common share.

As of the signing of the Merger Agreement, the transaction represented an enterprise value of approximately U.S. $29 billion, which includes the assumption of U.S. $3.8 billion of outstanding KCS debt. The actual value of the transaction may fluctuate based upon changes in the price of the Company's common shares and the number of shares of KCS common shares, preferred shares and equity awards units outstanding on the closing date. Subject to final approval of the transaction by the STB and other applicable regulatory authorities, the transaction is expected to be completed by the middle of 2022.

In the first quarter of 2021, the Company incurred $36 million in acquisition-related expenses, of which $33 million was recorded within "Purchased services and other" and $3 million was recorded within "Other (income) expense" including the amortization of financing fees associated with new credit facilities (see Note 11). Certain additional acquisition-related costs will become payable only upon closing of the transaction into the voting trust. Total financing fees paid during the first quarter of 2021 for the anticipated debt issuance were $33 million, presented under Cash flow from financing activities in the Company's Interim Consolidated Statements of Cash Flows.

The Merger Agreement includes termination fees for both the Company and KCS. The Company or KCS will be required to pay a termination fee equal to U.S. $700 million if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated either because the Company’s or KCS’ boards of directors have changed their recommendation, respectively. The Company will be required to pay a termination fee equal to U.S. $1 billion if the Merger Agreement is terminated in certain circumstances, including (i) failure to obtain required approval from the STB to close into voting trust or (ii) a final non-appealable injunction or similar order that is issued under applicable railroad laws or Section 721 of the United States Defense Production Act of 1950 prohibiting the transaction.

11    Debt

Credit facility

Effective March 21, 2021, the Company obtained commitments for a new U.S. $8.5 billion 364-day senior unsecured facility to bridge financing requirements for the pending KCS transaction.

Effective April 9, 2021, the Company amended the financial covenant within its existing revolving credit facility to provide flexibility upon close of the pending KCS transaction.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $1.3 billion revolving credit facility. As at March 31, 2021, the Company had total commercial paper borrowings of U.S. $715 million (December 31, 2020 - U.S. $644 million). The weighted-average interest rate on these borrowings was 0.21% (December

31, 2020 - 0.27%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

12    Financial instruments

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

For non-exchange traded derivatives classified as Level 2, the Company uses standard valuation techniques to calculate fair value. Primary inputs to these techniques include observable market prices (interest, FX, and commodity) and volatility, depending on the type of derivative and nature of the underlying risk. The Company uses inputs and data used by willing market participants when valuing derivatives and considers its own credit default swap spread as well as those of its counterparties in its determination of fair value. All derivatives are classified as Level 2.

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings including commercial paper. The carrying value of short-term financial instruments all approximate their fair values.

The carrying value of the Company’s debt and finance lease liabilities do not approximate their fair value. Their estimated fair value has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s debt and finance lease liabilities, including current maturities, with a carrying value of $8,841 million at March 31, 2021 (December 31, 2020 - $8,951 million), had a fair value of $10,609 million (December 31, 2020 - $11,597 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge for the three months ended March 31, 2021 was an unrealized FX gain of $76 million (three months ended March 31, 2020 - an unrealized FX loss of $555 million) recognized in “Other comprehensive income”.

FX forward contracts
During the first quarter of 2021, the Company entered into various FX forward contracts totalling a notional U.S. $800 million to fix the FX rate and lock-in a portion of the amount of Canadian dollars it may borrow to finance the U.S. dollar-denominated cash purchase consideration of the pending KCS transaction. The changes in fair value on the FX forward contracts were recorded in "Other (income) expense" on the Company's Interim Consolidated Statements of Income, with the offsetting unrealized gains and losses included in "Other current assets" and "Accounts payable and accrued liabilities" on the Company's Interim Consolidated Balance Sheets. For the three months ended March 31, 2021, the change in fair value on the FX forward contracts was negligible.

During April 2021, the Company entered into additional FX forward contracts totalling a notional U.S. $200 million to fix the FX rate and lock-in a portion of the amount of Canadian dollars it may use to finance the pending U.S. dollar-denominated KCS transaction.

Interest rate management

Forward starting swaps
During the first quarter of 2021, the Company entered into forward starting floating-to-fixed interest rate swap agreements ("forward starting swaps") with terms of up to 30 years, totalling a notional U.S. $1.8 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The changes in fair value on the forward starting swaps is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” will be reclassified to “Net interest expense”. As at March 31, 2021, the unrealized fair value gain derived from the forward starting swaps of $20 million was included in "Other current assets" on the Company’s Interim Consolidated Balance Sheets, with the offset reflected in "Other comprehensive income" on the Company’s Interim Consolidated Statements of Comprehensive Income.

During April 2021, the Company entered into additional forward starting swaps with terms of up to 30 years, totalling a notional U.S. $600 million to fix the benchmark rate on cash flows associated with highly probable issuances of long-term notes.

Bond locks
During the first quarter of 2021, the Company entered into 7-year interest rate bond locks totalling a notional $600 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuance of long-term notes. The changes in fair value on the bond locks is recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” will be reclassified to “Net interest expense”. As at March 31, 2021, the unrealized fair value gain derived from the bond locks of $2 million was included in "Other current assets" on the Company’s Interim Consolidated Balance Sheets, with the offset reflected in "Other comprehensive income" on the Company’s Interim Consolidated Statements of Comprehensive Income.

13    Shareholders' equity

On January 27, 2021, the Company announced a normal course issuer bid ("NCIB"), commencing January 29, 2021, to purchase up to 3.33 million Common Shares in the open market for cancellation on or before January 28, 2022. As at March 31, 2021, the Company had not purchased any Common Shares under this NCIB. As a result of the pending KCS transaction, the Company does not plan to purchase any Common Shares under this program.

On December 17, 2019, the Company announced a NCIB, commencing December 20, 2019, to purchase up to 4.80 million Common Shares for cancellation on or before December 19, 2020. Upon expiry of this NCIB, the Company had purchased 4.27 million Common Shares for $1,577 million.

All purchases were made in accordance with the respective NCIB at prevailing market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange ("TSX"), with consideration allocated to "Share capital" up to the average carrying amount of the shares and any excess allocated to "Retained earnings".

The following table provides activities under the share repurchase programs:

	For the three months ended March 31
	2021	2020
Number of Common Shares repurchased(1)	—	1,455,854
Weighted-average price per share(2)	$—	$321.71
Amount of repurchase (in millions of Canadian dollars)(2)	$—	$468
(1)Includes shares repurchased but not yet cancelled at end of period.
(2)Includes brokerage fees.

14    Pension and other benefits

In the three months ended March 31, 2021, the Company made contributions of $4 million (three months ended March 31, 2020 - $9 million) to its defined benefit pension plans.

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended March 31
	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Current service cost (benefits earned by employees)	$43	$35	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	88	102	4	5
Expected return on fund assets	(240)	(237)	—	—
Recognized net actuarial loss	52	44	1	1
Total other components of net periodic benefit (recovery) cost	(100)	(91)	5	6
Net periodic benefit (recovery) cost	$(57)	$(56)	$8	$9

15    Stock-based compensation

At March 31, 2021, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2021 of $24 million (three months ended March 31, 2020 - expense of $11 million).

Stock option plan

In the three months ended March 31, 2021, under CP’s stock option plans, the Company issued 266,698 options at the weighted-average price of $437.94 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $25 million. The weighted-average fair value assumptions were approximately:

For the three months ended March 31, 2021
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	0.53%
Expected share price volatility(3)	27.14%
Expected annual dividends per share(4)	$3.80
Expected forfeiture rate(5)	2.60%
Weighted-average grant date fair value per option granted during the period	$95.16
(1)Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour were used to estimate the expected life of the option.
(2)Based on the implied yield available on zero-coupon government issues with an equivalent term commensurate with the expected term of the option.
(3)Based on the historical volatility of the Company’s share price over a period commensurate with the expected term of the option.
(4)Determined by the current annual dividend at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option.
(5)The Company estimates forfeitures based on past experience. This rate is monitored on a periodic basis.

Performance share unit plans

During the three months ended March 31, 2021, the Company issued 84,672 Performance Share Units ("PSUs") with a grant date fair value of approximately $36 million and 2,539 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the value of expected future matching units, of approximately $1 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in the three months ended March 31, 2021 is January 1, 2021 to December 31, 2023 and the performance factors are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

The performance period for PSUs issued in 2018 was January 1, 2018 to December 31, 2020. The performance factors for 125,280 PSUs were ROIC, TSR compared to the S&P/TSX Capped Industrial Index, and TSR compared to the S&P 1500 Road and Rail Index. The resulting payout was 200% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding December 31, 2020. In the first quarter of 2021, payouts occurred on 114,014 total outstanding awards, including dividends reinvested, totalling $98 million. The performance factors for the remaining 36,975 PSUs were annual revenue for the fiscal year 2020, diluted earnings per share for the fiscal year 2020, and share price appreciation.

Deferred share unit plan

During the three months ended March 31, 2021, the Company granted 9,170 DSUs with a grant date fair value of approximately $4 million. DSUs vest over various periods of up to 36 months and are only redeemable for a specified period after employment is terminated. The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

16    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2021 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position or results of operations.

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

The expense included in “Purchased services and other” for the three months ended March 31, 2021 was $2 million (three months ended March 31, 2020 - $1 million). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at March 31, 2021 was $81 million (December 31, 2020 - $80 million). Payments are expected to be made over 10 years through 2030.

17    Subsequent event
On April 21, 2021, the Company's shareholders approved a five-for-one share split of the Company's issued and outstanding Common Shares such that, as a result of the share split, each Common Share will become five Common Shares. The record date for the share split will be May 5, 2021 and the shareholders of record as of the record date will receive, on the payment date of May 13, 2021, four additional shares for every one Common Share held. Proportional adjustments will also be made to outstanding awards under the Company's stock-based compensation plans in order to reflect the share split. Pro forma earnings per share amounts are disclosed in the Company's Interim Consolidated Statements of Income to show the effect of the share split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three months ended March 31, 2021 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2020 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

First Quarter of 2021 Results

•Financial performance - In the first quarter of 2021, CP reported Diluted earnings per share ("EPS") of $4.50, an increase of 51% compared to the same period of 2020 and Net income of $602 million in the first quarter of 2021, an increase of 47% compared to the same period of 2020. These increases were primarily due to foreign exchange ("FX") translation gains on debt and lease liabilities in 2021 compared to FX losses during the same period of 2020, partially offset by lower Operating income.

Adjusted diluted EPS was $4.48 in the first quarter of 2021, an increase of 1% compared to the same period of 2020. This increase was primarily due to lower average number of outstanding Common Shares due to the Company's share repurchase program, partially offset by lower Adjusted operating income. Adjusted income was $600 million in the first quarter of 2021, a decrease of 1% compared to the same period of 2020. This decrease was primarily due to lower Adjusted operating income in the first quarter of 2021, partially offset by higher other components of net periodic benefit recovery. No adjustment was made to operating income in 2020.

CP reported an Operating ratio of 60.2% in the first quarter of 2021, a 100 basis point increase as compared to the same period of 2020. This increase was primarily due to the acquisition-related costs associated with the pending Kansas City Southern ("KCS") transaction, the unfavourable impact of higher fuel prices, and higher depreciation and amortization, partially offset by a gain on exchange of property and easements in Chicago. Adjusted operating ratio, which excludes the acquisition-related costs associated with the pending KCS transaction, was 58.5%, a 70 basis points improvement as compared to the same period of 2020. This improvement was primarily due to a gain on exchange of property and easements in Chicago, partially offset by the unfavourable impact of higher fuel prices, and higher depreciation and amortization. No adjustment was made to Operating ratio in 2020.

Adjusted diluted EPS, Adjusted income and Adjusted Operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues - Total revenues decreased by 4% in the first quarter of 2021 to $1,959 million compared to the same period of 2020. This decrease was primarily due to the unfavourable impact of the change in FX, and lower fuel surcharge revenue as a result of the timing of recoveries.

•Operating performance - CP's average train weight increased by 7% to 9,795 tons and average train length increased by 8% to 7,972 feet, compared to the same period in 2020. These increases were a result of improvements in operating plan efficiency and continued improvements in operational efficiency for Grain and Potash trains, in each case compared to the same period in 2020. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments
•On April 21, 2021, the five-for-one Share Split of the issued and outstanding Common Shares was approved at the Annual and Special Meeting of Shareholders. The requirements of the Toronto Stock Exchange ("TSX") and New York Stock Exchange ("NYSE") in respect of the Share Split were also met. The Share Split is expected to be made effective on May 13, 2021 for holders of Common Shares on the record date of May 5, 2021. At the time the Share Split becomes effective, each Common Share will become five Common Shares.

•On March 31, 2021, CP completed the installation of the solar energy farm at its Calgary headquarters. This sustainability-driven project is one of the largest private solar farms in Alberta and is expected to generate more power than consumed annually by the main headquarters building.

•On March 30, 2021, CP and the Illinois State Toll Highway Authority closed their transaction regarding western access at O’Hare Airport and at Bensenville Yard, CP’s principal rail facility in Chicago. The transaction allows for the construction of a new tollway to the west side of O’Hare Airport while protecting CP’s ability to serve its customers moving freight through the critical Chicago gateway.

•On March 21, 2021, CP's Board of Directors and President and CEO Keith Creel agreed on certain contract amendments to Mr. Creel's incentive compensation that are intended to see him lead the Company until at least early 2026.

•On March 21, 2021, CP announced that it entered into an Agreement and Plan of Merger with Kansas City Southern ("KCS"), under which CP has agreed to acquire KCS in a stock and cash transaction representing an enterprise value of approximately U.S. $29 billion, which includes the assumption of U.S. $3.8 billion of outstanding KCS debt. The Merger Agreement was unanimously approved by the Board of Directors of each of CP and KCS.

The transaction will combine the two railroads to create the first rail network connecting the U.S., Mexico, and Canada and will deliver dramatically expanded market reach for customers served by CP and KCS, provide new competitive transportation service options, and support North American economic growth.

The transaction will be completed in two steps. First, upon the Company’s and KCS’ shareholders’ approval of the transaction, and satisfaction or waiver of customary closing conditions, the shares of KCS will be deposited into a voting trust subject to a voting trust agreement, pending final approval of the transaction by the Surface Transportation Board ("STB"). This step is currently expected to be completed in the second half of 2021. KCS' management and Board of Directors will continue to steward KCS while it is in trust, pursuing its independent business plan and growth strategies. Under the Merger Agreement, common shareholders of KCS will receive 0.489 (exchange ratio) of a common share of the Company and U.S. $90 in cash for each KCS common share held. Preferred shareholders will receive U.S. $37.50 in cash for each KCS preferred share held. The share split will change the exchange ratio as defined in the Merger Agreement to 2.445 CP shares for every KCS common share. Immediately after the KCS transaction closes into the voting trust, former KCS stockholders are expected to own approximately 25 percent of the Common Shares. The second step of the transaction is to obtain control approval from the STB and other applicable regulatory authorities. The STB review of the transaction is expected to be completed while KCS is in the voting trust by the middle of 2022.

Upon obtaining control approval by the STB and any other remaining approvals of regulatory authorities, if applicable, the two companies will be combined. Mr. Creel will serve as the Chief Executive Officer of the combined company. The combined entity will be named Canadian Pacific Kansas City ("CPKC"). Calgary will be the global headquarters of CPKC, and Kansas City, Missouri will be designated as the U.S. headquarters. The Mexico headquarters will remain in Mexico City and Monterrey. CP's current U.S. headquarters in Minneapolis-St. Paul, Minnesota will remain an important base of operations. Four KCS Directors will join CP's expanded Board at the appropriate time, bringing their experience and expertise in overseeing KCS' multinational operations.

Specific risk factors related to the pending KCS transaction are included in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

•On March 9, 2021, CP announced that it will employ Ballard's hydrogen fuel cell modules in CP's pioneering Hydrogen Locomotive Program. Through its Hydrogen Locomotive Program, CP plans to develop North America’s first hydrogen-powered line-haul freight locomotive by retrofitting a diesel-powered locomotive with Ballard hydrogen fuel cells. This purchase from Ballard further demonstrates the Company's commitment to action on climate change and developing the next generation locomotive – one that produces zero emissions.

•In the first quarter of 2021, the Company maintained preventative measures that serve to minimize the risk of exposure to COVID-19, including working at home for certain office employees, physical distancing measures, restricting employee business travel, strengthening clean workplace and face covering practices, reinforcing socially responsible sick leave recommendations, limiting visitor and third-party access to Company facilities, and continuously reevaluating our efforts with safety as a top priority.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A. Risk Factors of the Company's 2020 Annual Report on Form 10-K.

2021 Outlook

With a 2021 plan that encompasses profitable sustainable growth, CP expects high single-digit RTM growth and double-digit Adjusted diluted EPS growth. CP’s expectations for Adjusted diluted EPS growth in 2021 are based on Adjusted diluted EPS of $17.67 in 2020. For the purposes of this outlook, CP assumes an effective tax rate of 24.6 percent. CP estimates other components of net periodic benefit recovery to increase by approximately $40 million versus 2020. As CP continues to invest in service, productivity and safety, the Company plans to invest approximately $1.55 billion in capital programs in 2021. CP's 2021 guidance does not include any potential impacts from the pending KCS transaction.

Although CP has provided a forward-looking Non-GAAP measure (Adjusted diluted EPS), management is unable to reconcile, without unreasonable efforts, the forward-looking Adjusted diluted EPS to the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs, changes in income tax rates and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the U.S.-to-Canadian dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities from Adjusted diluted EPS. Please see Forward-Looking Statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators

The following table lists key measures of the Company’s operating performance:

	For the three months ended March 31
	2021	2020	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	71,326	71,309	—
Train miles (thousands)	7,803	8,367	(7)
Average train weight - excluding local traffic (tons)	9,795	9,188	7
Average train length - excluding local traffic (feet)	7,972	7,409	8
Average terminal dwell (hours)	7.4	6.2	19
Average train speed (miles per hour, or "mph")	20.9	21.6	(3)
Locomotive productivity (GTMs / operating horsepower)	201	201	—
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.958	0.971	(1)
Total Employees and Workforce
Total employees (average)	12,061	12,486	(3)
Total employees (end of period)	12,398	12,330	1
Workforce (end of period)	12,426	12,366	—
Safety Indicators(1)
FRA personal injuries per 200,000 employee-hours	1.20	1.13	6
FRA train accidents per million train-miles	1.28	0.87	47
(1)Federal Railroad Administration ("FRA") personal injuries per 200,000 employee-hours for the three months ended March 31, 2020, previously reported as 1.20, was restated to 1.13 in this Earnings Release. FRA train accidents per million train-miles for the three months ended March 31, 2020, previously reported as 0.99, was restated to 0.87 in this Earnings Release. These restatements reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

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

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

•A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs increased by 17 million in the first quarter of 2021 compared to the same period of 2020. This increase was primarily driven by higher volumes of Grain and Coal. This increase was partially offset by lower volumes of crude and international intermodal.

•Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicate improved train productivity. Train miles decreased by 7% in the first quarter of 2021 compared to the same period of 2020. This decrease indicates the impact of a 7% increase in train weights partially offset by a slight increase in workload (GTMs).

•Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight increased by 7% in the first quarter of 2021 compared to the same period of 2020. This increase was a result of improvements in operating plan efficiency and continued operational efficiency due to moving longer and heavier Grain and export potash trains, partially offset by moving lower amounts of heavier commodities such as crude. Improvements for Grain trains were driven by the High Efficiency Product ("HEP") train model, which is an 8,500-foot train model that features the new high-capacity grain hopper cars and increased grain carrying capacity.

•Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train length indicates improved asset utilization. Average train length increased by 8% in the first quarter of 2021 compared to the same period of 2020. This increase was a result of improvements in operating plan efficiency and continued operational efficiency due to moving longer export potash and Grain trains. Improvements for Grain trains were driven by the 8,500-foot HEP train model.

•Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell increased by 19% in the first quarter of 2021 compared to the same period of 2020. This increase was a result of aligning the operating plan to demand in order to maintain efficiencies in average train weight and average train length.

•Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed decreased by 3% in the first quarter of 2021 compared to the same period of 2020 primarily as a result of harsh winter operating conditions.

•Locomotive productivity is defined as the daily average GTMs divided by daily average operating horsepower. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. An increase in locomotive productivity indicates more efficient locomotive utilization and may also be the result of moving heavier commodities. Locomotive productivity was flat in the first quarter of 2021 compared to the same period of 2020.

•Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency improved by 1% in the first quarter of 2021 compared to the same period of 2020. This increase in efficiency was due to improvements in the operating plan resulting in running longer and heavier trains.

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

The average number of total employees decreased by 3% for the three months ended March 31, 2021, compared to the same period of 2020. This decrease was due to more efficient resource planning. The total number of employees as at March 31, 2021 was 12,398, an increase of 68, or 1%, compared to 12,330 as at March 31, 2020. The total workforce as at March 31, 2021 was 12,426, an increase of 60, compared to 12,366 as at March 31, 2020. The increase in total employees and workforce is due to anticipated volume growth.
Safety Indicators

Safety is a key priority and core strategy for CP’s management, employees, and Board of Directors. Personal injuries and train accidents are indicators of the effectiveness of the Company's safety systems, and are used by management to evaluate and, as necessary, alter the Company's safety systems, procedures, and protocols. Each measure follows U.S. FRA reporting guidelines, which can result in restatement after initial publication to reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties, or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.20 in the first quarter of 2021, an increase from 1.13 in the same period of 2020.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $11,200 in damage. The FRA train accidents per million train-miles was 1.28 in the first quarter of 2021, an increase from 0.87 in the same period of 2020.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three months ended, March 31, 2021 and the comparative figures in 2020. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2021	2020
Financial Performance and Liquidity
Total revenues	$1,959	$2,043
Operating income	780	834
Adjusted operating income(1)	813	834
Net income	602	409
Adjusted income(1)	600	607
Basic EPS	4.52	2.99
Diluted EPS	4.50	2.98
Adjusted diluted EPS(1)	4.48	4.42
Dividends declared per share	0.95	0.83
Cash provided by operating activities	582	489
Cash used in investing activities	(286)	(362)
Cash used in financing activities	(80)	(44)
Free cash(1)	296	158
Financial Position	As at March 31, 2021	As at December 31, 2020
Total assets	$24,121	$23,640
Total long-term debt, including current portion	9,740	9,771
Total shareholders’ equity	7,866	7,319
	For the three months ended March 31
Financial Ratios	2021	2020
Operating ratio(2)	60.2%	59.2%
Adjusted operating ratio(1)	58.5%	59.2%
	For the twelve months ended March 31
	2021	2020
Return on average shareholders' equity(3)	35.6%	35.1%
Adjusted return on invested capital ("Adjusted ROIC")(1)	15.8%	17.4%
Long-term debt to Net income ratio(4)	3.7	4.2
Adjusted net debt to adjusted EBITDA ratio(1)	2.4	2.5
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
(4)Long-term debt to Net income ratio is defined as long-term debt, including long-term debt maturing within one year, divided by Net income, further discussed in Liquidity and Capital Resources of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Income

Operating income was $780 million in the first quarter of 2021, a decrease of $54 million, or 6%, from $834 million in the same period of 2020. This decrease was primarily due to:
•the unfavourable impact of $37 million from higher fuel prices;
•acquisition-related costs of $33 million associated with the pending KCS transaction;
•the unfavourable impact of the change in FX translation effects of $25 million;
•higher stock-based compensation of $13 million; and
•higher depreciation and amortization of $13 million (excluding FX translation effects).

This decrease was partially offset by a gain on exchange of property and easements in Chicago of $50 million and efficiencies generated from improved operating performance and asset utilization.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $813 million in the first quarter of 2021, a decrease of $21 million, or 3%, from $834 million in the same period of 2020. This decrease reflects the same factors discussed above except that Adjusted operating income in 2021 excludes the acquisition-related costs of $33 million associated with the pending KCS transaction.

Net income was $602 million in the first quarter of 2021, an increase of $193 million, or 47%, from $409 million in the same period of 2020. This increase was primarily due to an FX translation gain on U.S. dollar-denominated debt and lease liabilities of $33 million, compared to an FX translation loss of $215 million in the same period of 2020, partially offset by lower Operating income.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $600 million in the first quarter of 2021, a decrease of $7 million, or 1%, from $607 million in the same period of 2020. This decrease was primarily due to lower Adjusted operating income, partially offset by higher other components of net periodic benefit recovery.

Diluted Earnings per Share

Diluted EPS was $4.50 in the first quarter of 2021, an increase of $1.52, or 51%, from $2.98 in the same period of 2020. This increase was due to higher Net income and a lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $4.48 in the first quarter of 2021, an increase of $0.06, or 1%, from $4.42 in the same period of 2020. This increase was due to lower average number of outstanding shares due to the Company’s share repurchase program, partially offset by lower Adjusted income.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 60.2% in the first quarter of 2021, a 100 basis point increase from 59.2% in the same period of 2020. This increase was primarily due to:
•acquisition-related costs associated with the pending KCS transaction;
•the unfavourable impact from higher fuel prices;
•higher stock-based compensation;
•higher depreciation and amortization (excluding FX translation effects); and
•cost inflation.
This increase was partially offset by the gain on exchange of property and easements in Chicago and efficiencies generated from improved operating performance and asset utilization.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which excludes the acquisition-related costs associated with the pending KCS transaction, was 58.5% in the first quarter of 2021, a 70 basis points improvement from the same period of 2020. This improvement was primarily due to a gain on exchange of property and easements in Chicago and efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by:
•the unfavourable impact from higher fuel prices;
•higher stock based compensation;
•higher depreciation and amortization (excluding FX translation effects); and
•cost inflation.

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

Return on average shareholders' equity was 35.6% for the twelve months ended March 31, 2021, a 50 basis point increase compared to 35.1% for the twelve months ended March 31, 2020, primarily due to higher Net income. This increase was partially offset by higher average shareholders' equity due to accumulated Net income, partially offset by the impact of the Company's share repurchase program.

Adjusted ROIC was 15.8% for the twelve months ended March 31, 2021, a 160 basis point decrease compared to 17.4% for the twelve months ended March 31, 2020, primarily due to lower Adjusted income, and the increase in adjusted average invested capital primarily due to higher average long-term debt, partially offset by the impact of the Company's share repurchase program. Adjusted ROIC is a Non-GAAP measure, which is defined and reconciled from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar.

On April 16, 2021, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.25 Canadian dollar.

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

Average exchange rates (Canadian/U.S. dollar)	2021	2020
For the three months ended - March 31	$1.27	$1.35

Ending exchange rates (Canadian/U.S. dollar)	2021	2020
Beginning of year - January 1	$1.28	$1.30
End of quarter - March 31	$1.26	$1.41

	For the three months ended March 31
High/Low exchange rates (Canadian/U.S. dollar)	2021	2020
High	$1.28	$1.45
Low	$1.24	$1.30

In the first quarter of 2021, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $52 million, a decrease in total operating expenses of $27 million, and a decrease in net interest expense of $6 million from the same period of 2020.

The impact of FX on earnings is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three months ended March 31, 2021 and the comparative periods of 2020.

Average Fuel Price (U.S. dollars per U.S. gallon)	2021	2020
For the three months ended - March 31	$2.39	$2.33

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the first quarter of 2021, the unfavourable impact of fuel prices on Operating income was $37 million. The unfavourable timing of recoveries from CP's fuel cost adjustment program, partially offset by increased carbon surcharge recoveries, resulted in a decrease in total revenues of $30 million from the same period of 2020. Higher fuel prices resulted in an increase in total operating expenses of $7 million.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the TSX and the New York Stock Exchange ("NYSE") with ticker symbol "CP". The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for the three months ended March 31, 2021 and the comparative period in 2020.

TSX (in Canadian dollars)	2021	2020
Opening Common Share price, as at January 1	$441.53	$331.03
Ending Common Share price, as at March 31	$480.00	$310.55
Change in Common Share price for the three months ended March 31	$38.47	$(20.48)

NYSE (in U.S. dollars)	2021	2020
Opening Common Share price, as at January 1	$346.69	$254.95
Ending Common Share price, as at March 31	$379.29	$219.59
Change in Common Share price for the three months ended March 31	$32.60	$(35.36)

In the first quarter of 2021, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $17 million compared to a decrease of $17 million in the same period of 2020.

The impact of share price on stock-based compensation is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, Share Price Impact on Stock-Based Compensation.

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents, and crew costs. Non-freight revenue is generated from leasing of certain assets; other arrangements, including contracts with passenger service operators and logistical services; and switching fees.

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,918	$2,000	$(82)	(4)	(2)
Non-freight revenues (in millions)	41	43	(2)	(5)	(5)
Total revenues (in millions)	$1,959	$2,043	$(84)	(4)	(2)
Carloads (in thousands)	691.4	690.6	0.8	—	N/A
Revenue ton-miles (in millions)	39,273	39,218	55	—	N/A
Freight revenue per carload (in dollars)	$2,774	$2,896	$(122)	(4)	(2)
Freight revenue per revenue ton-mile (in cents)	4.88	5.10	(0.22)	(4)	(2)
(1)Freight revenues include fuel surcharge revenues of $85 million in 2021 and $119 million in 2020. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.
(2)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $1,918 million in the first quarter of 2021, a decrease of $82 million, or 4%, from $2,000 million in the same period of 2020. This decrease was primarily due to lower freight revenue per revenue ton-mile.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the first quarter of 2021 were 39,273 million, an increase of 55 million compared with 39,218 million in the same period of 2020. This increase was mainly attributable to higher volumes of Grain and Coal. This increase was partially offset by lower volumes of crude and international intermodal.

Freight revenue per revenue ton-mile is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per revenue ton-mile was 4.88 cents in the first quarter of 2021, a decrease of 0.22 cent, or 4%, from 5.10 cents in the same period of 2020. This decrease was primarily due to the unfavourable impact of the change in FX of $52 million and lower fuel surcharge revenue as a result of the timing of recoveries of $30 million.

Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 691.4 thousand in the first quarter of 2021, an increase of 0.8 thousand from 690.6 thousand in the same period of 2020. This increase was primarily due to higher volumes of Grain, Coal, and Automotive. This decrease was partially offset by lower volumes of crude and international intermodal.

Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $2,774 in the first quarter of 2021, a decrease of $122, or 4%, from $2,896 in the same period of 2020. This decrease was primarily due to the unfavourable impact of the change in FX of $52 million and lower fuel surcharge revenue as a result of the timing of recoveries of $30 million.

Non-freight revenues were $41 million in the first quarter of 2021, a decrease of $2 million, or 5%, from $43 million in the same period of 2020. This decrease was primarily due to lower logistical services revenue, switching fees, and revenue from passenger service operators. This decrease was partially offset by higher leasing revenue.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues include fuel surcharge revenues of $85 million in the first quarter of 2021, a decrease of $34 million, or 29%, from $119 million in the same period of 2020. This decrease was primarily due to lower fuel surcharge revenue as a result of the timing of recoveries from CP's fuel cost adjustment program. This decrease was partially offset by increased carbon tax recoveries.

Lines of Business

Grain

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$448	$418	$30	7	10
Carloads (in thousands)	116.4	100.6	15.8	16	N/A
Revenue ton-miles (in millions)	10,773	9,016	1,757	19	N/A
Freight revenue per carload (in dollars)	$3,849	$4,155	$(306)	(7)	(5)
Freight revenue per revenue ton-mile (in cents)	4.16	4.64	(0.48)	(10)	(8)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $448 million in the first quarter of 2021, an increase of $30 million, or 7%, from $418 million in the same period of 2020. This increase was primarily due to moving higher volumes of Canadian grain to Vancouver and eastern Canada as well as higher volumes of U.S. corn and soybeans to the U.S. Pacific Northwest. This increase was partially offset by decreased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to moving higher volumes of Canadian grain to Vancouver and eastern Canada, which has a longer length of haul, the unfavourable impact of the change in FX, and lower fuel surcharge revenue as a result of the timing of recoveries. RTMs increased more than carloads as a result of moving proportionately higher volumes of Canadian whole grains to eastern Canada and proportionately higher volumes of corn and soybeans to the U.S. Pacific Northwest, which have a longer length of haul.

Coal

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$163	$150	$13	9	9
Carloads (in thousands)	72.0	63.8	8.2	13	N/A
Revenue ton-miles (in millions)	5,280	4,435	845	19	N/A
Freight revenue per carload (in dollars)	$2,264	$2,351	$(87)	(4)	(3)
Freight revenue per revenue ton-mile (in cents)	3.09	3.38	(0.29)	(9)	(8)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Coal revenue was $163 million in the first quarter of 2021, an increase of $13 million, or 9%, from $150 million in the same period of 2020. This increase was primarily due to moving higher volumes of Canadian coal to Vancouver. This increase was partially offset by decreased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to moving proportionately higher volumes of Canadian coal to Vancouver, which has a longer length of haul, lower fuel surcharge revenue as a result of the timing of recoveries, and the unfavourable impact of the change in FX. RTMs increased more than carloads as a result of moving proportionately higher volumes of Canadian coal to Vancouver, which has a longer length of haul.

Potash

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$101	$112	$(11)	(10)	(7)
Carloads (in thousands)	34.4	36.4	(2.0)	(5)	N/A
Revenue ton-miles (in millions)	3,786	4,138	(352)	(9)	N/A
Freight revenue per carload (in dollars)	$2,936	$3,077	$(141)	(5)	(2)
Freight revenue per revenue ton-mile (in cents)	2.67	2.71	(0.04)	(1)	2
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $101 million in the first quarter of 2021, a decrease of $11 million, or 10%, from $112 million in the same period of 2020. This decrease was primarily due to moving lower volumes of export potash to the U.S. Pacific Northwest as a result of construction at the Port of Portland and decreased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to lower fuel surcharge revenue as a result of the timing of recoveries and the unfavourable impact of the change in FX. RTMs decreased more than carloads as a result of moving lower volumes of export potash, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$77	$70	$7	10	15
Carloads (in thousands)	16.3	15.1	1.2	8	N/A
Revenue ton-miles (in millions)	1,269	1,095	174	16	N/A
Freight revenue per carload (in dollars)	$4,724	$4,636	$88	2	6
Freight revenue per revenue ton-mile (in cents)	6.07	6.39	(0.32)	(5)	(1)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $77 million in the first quarter of 2021, an increase of $7 million, or 10%, from $70 million in the same period of 2020. This increase was primarily due to moving higher volumes of both dry and wet fertilizers and higher freight rates. This increase was partially offset by decreased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to the unfavourable impact of the change in FX and lower fuel surcharge revenue as a result of the timing of recoveries. RTMs increased more than carloads driven by moving higher volumes of wet fertilizers from western Canada to the U.S. Midwest, which has a longer length of haul.

Forest Products

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$80	$78	$2	3	8
Carloads (in thousands)	17.5	18.1	(0.6)	(3)	N/A
Revenue ton-miles (in millions)	1,363	1,277	86	7	N/A
Freight revenue per carload (in dollars)	$4,571	$4,309	$262	6	12
Freight revenue per revenue ton-mile (in cents)	5.87	6.11	(0.24)	(4)	1
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $80 million in the first quarter of 2021, an increase of $2 million, or 3%, from $78 million in the same period of 2020. This increase was primarily due to moving higher volumes of lumber and higher freight rates. This increase was partially offset by decreased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to the unfavourable impact of the change in FX and lower fuel surcharge revenue as a result of the timing of recoveries. RTMs increased while carloads decreased due to moving higher volumes of lumber, which has a longer length of haul, and moving lower volumes of wood pulp within B.C., which has a shorter length of haul.

Energy, Chemicals and Plastics

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$388	$491	$(103)	(21)	(19)
Carloads (in thousands)	87.2	101.8	(14.6)	(14)	N/A
Revenue ton-miles (in millions)	7,142	8,849	(1,707)	(19)	N/A
Freight revenue per carload (in dollars)	$4,450	$4,823	$(373)	(8)	(5)
Freight revenue per revenue ton-mile (in cents)	5.43	5.55	(0.12)	(2)	1
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $388 million in the first quarter of 2021, a decrease of $103 million, or 21%, from $491 million in the same period of 2020. This decrease was primarily due to moving lower volumes of crude and decreased freight revenue per revenue ton-mile. This decrease was partially offset by moving higher volumes of liquefied petroleum gas and fuel oil. Freight revenue per revenue ton-mile decreased due to the unfavourable impact of the change in FX and lower fuel surcharge revenue as a result of the timing of recoveries. RTMs decreased more than carloads due to moving lower volumes of crude, which has a longer length of haul.

Metals, Minerals and Consumer Products

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$159	$189	$(30)	(16)	(12)
Carloads (in thousands)	55.7	58.2	(2.5)	(4)	N/A
Revenue ton-miles (in millions)	2,499	2,771	(272)	(10)	N/A
Freight revenue per carload (in dollars)	$2,855	$3,247	$(392)	(12)	(8)
Freight revenue per revenue ton-mile (in cents)	6.36	6.82	(0.46)	(7)	(3)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $159 million in the first quarter of 2021, a decrease of $30 million, or 16%, from $189 million in the same period of 2020. This decrease was primarily due to moving lower volumes of frac sand and decreased freight revenue per revenue ton-mile. This decrease was partially offset by moving higher volumes of steel and aggregates. Freight revenue per revenue ton-mile decreased due to the unfavourable impact of the change in FX and lower fuel surcharge revenue as a result of the timing of recoveries. RTMs decreased more than carloads due to moving lower volumes of frac sand, which has a longer length of haul.

Automotive

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$108	$87	$21	24	32
Carloads (in thousands)	33.4	28.2	5.2	18	N/A
Revenue ton-miles (in millions)	508	326	182	56	N/A
Freight revenue per carload (in dollars)	$3,234	$3,085	$149	5	11
Freight revenue per revenue ton-mile (in cents)	21.26	26.69	(5.43)	(20)	(15)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $108 million in the first quarter of 2021, an increase of $21 million, or 24%, from $87 million in the same period of 2020. This increase was primarily due to the onboarding of customers moving to and from Vancouver and higher freight rates. This increase was partially offset by decreased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile decreased due to the unfavourable impact of the change in FX and lower fuel surcharge revenue as a result of the timing of recoveries. RTMs increased more than carloads due to moving higher volumes from Vancouver to eastern Canada, which has a longer length of haul.

Intermodal

For the three months ended March 31	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$394	$405	$(11)	(3)	(2)
Carloads (in thousands)	258.5	268.4	(9.9)	(4)	N/A
Revenue ton-miles (in millions)	6,653	7,311	(658)	(9)	N/A
Freight revenue per carload (in dollars)	$1,524	$1,509	$15	1	2
Freight revenue per revenue ton-mile (in cents)	5.92	5.54	0.38	7	8
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $394 million in the first quarter of 2021, a decrease of $11 million, or 3%, from $405 million in the same period of 2020. This decrease was primarily due to moving lower volumes of international intermodal driven by the completion of a customer contract, lower fuel surcharge revenue as a result of the timing of recoveries, and the unfavourable impact of the change in FX. This decrease was partially offset by increased freight revenue per revenue ton-mile. Freight revenue per revenue ton-mile increased due to higher freight rates. RTMs decreased more than carloads due to moving lower volumes of international intermodal to and from the Port of Vancouver, which have a longer length of haul.

Operating Expenses

For the three months ended March 31 (in millions of Canadian dollars)	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$405	$398	$7	2	3
Fuel	206	212	(6)	(3)	1
Materials	59	59	—	—	2
Equipment rents	33	36	(3)	(8)	(3)
Depreciation and amortization	202	192	10	5	7
Purchased services and other	274	312	(38)	(12)	(10)
Total operating expenses	$1,179	$1,209	$(30)	(2)	—
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,179 million in the first quarter of 2021, a decrease of $30 million, or 2%, from $1,209 million in the same period of 2020. This decrease was primarily due to:
•a gain on exchange of property and easements in Chicago of $50 million;
•the efficiencies generated from improved operating performance and asset utilization; and
•the favourable impact of the change in FX translation effects of $27 million.

This decrease was partially offset by:
•acquisition-related costs of $33 million associated with the pending KCS transaction;
•higher depreciation and amortization of $13 million (excluding FX translation effects); and
•higher stock-based compensation of $13 million.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $405 million in the first quarter of 2021, an increase of $7 million, or 2%, from $398 million in the same period of 2020. This increase was primarily due to:
•higher stock-based compensation of $13 million driven primarily by an increase in the share price;
•the impact of wage and benefit inflation; and
•higher defined benefit pension current service costs of $8 million.

This increase was partially offset by:
•labour efficiencies generated from improved operating performance and asset utilization;
•the favourable impact of the change in FX of $5 million; and
•lower incentive compensation.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $206 million in the first quarter of 2021, a decrease of $6 million, or 3%, from $212 million in the same period of 2020. This decrease was primarily due to the favourable impact of the change in FX of $8 million and an increase in fuel efficiency of 1% from improvements in the operating plan resulting in running longer and heavier trains. This decrease was partially offset by the unfavourable impact of $7 million from higher fuel prices.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. Materials expense was $59 million in the first quarter of 2021, unchanged from the same period in 2020.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $33 million in the first quarter of 2021, a decrease of $3 million, or 8%, from $36 million in the same period of 2020. This decrease was primarily due to efficiencies in usage of pooled freight cars by CP and the favourable impact of the change in FX of $2 million. This decrease was partially offset by greater usage of pooled freight cars as a result of higher volumes mainly in Automotive.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $202 million in the first quarter of 2021, an increase of $10 million, or 5%, from $192 million in the same period of 2020. This increase was primarily due to a higher depreciable asset base, partially offset by the favourable impact of the change in FX of $3 million.

Purchased Services and Other

For the three months ended March 31 (in millions of Canadian dollars)	2021	2020	Total Change	% Change
Support and facilities	$72	$75	$(3)	(4)
Track and operations	60	75	(15)	(20)
Intermodal	53	56	(3)	(5)
Equipment	29	30	(1)	(3)
Casualty	39	39	—	—
Property taxes	34	36	(2)	(6)
Other	41	5	36	720
Land sales	(54)	(4)	(50)	1,250
Total Purchased services and other	$274	$312	$(38)	(12)

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $274 million in the first quarter of 2021, a decrease of $38 million, or 12%, from $312 million in the same period of 2020. This decrease was primarily due to:
•a gain on exchange of property and easements in Chicago of $50 million;
•the favourable impact of the change in FX of $8 million;
•a $7 million arbitration settlement, reported in Track and operations;
•efficiencies generated from improved operating performance, reported in Intermodal and Track and operations; and
•reduced variable expenses from lower volumes, reported in Intermodal.

This decrease was partially offset by the acquisition-related expenses of $33 million associated with the pending KCS transaction, reported in Other.

Other Income Statement Items
Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other income was $28 million in the first quarter of 2021, a change of $239 million, or 113%, compared to an expense of $211 million in the same period of 2020. This change was primarily due to a FX translation gain on U.S. dollar-denominated debt and lease liabilities of $33 million, compared to a FX translation loss of $215 million in the same period of 2020.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligations, expected return on fund assets, recognized net actuarial losses, and amortization of prior service costs. Other components of net periodic benefit recovery was $95 million in the first quarter of 2021, an increase of $10 million, or 12% compared to $85 million in the same period of 2020. This increase was due to a decrease in the interest cost on benefit obligation of $15 million and an increase in expected return on fund assets of $3 million; partially offset by an increase in recognized net actuarial loss of $8 million.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $110 million in the first quarter of 2021, a decrease of $4 million, or 4%, from $114 million in the same period of 2020. This was primarily due to the favourable impact from the change in FX of $6 million and a reduction in interest related to long-term debt of $5 million as a result of the lower effective interest rate following the Company's debt refinancing in 2020. This was partially offset by the unfavourable impact of an increase in debt levels of $7 million.

Income Tax Expense

Income tax expense was $191 million in the first quarter of 2021, an increase of $6 million, or 3%, from $185 million in the same period of 2020. This increase was due to higher taxable earnings from FX gains in 2021 compared to FX losses in 2020 on debt and lease liabilities, partially offset by the higher acquisition-related costs as well as a lower effective tax rate.

The effective tax rate in the first quarter of 2021, including discrete items, was 24.05% compared to 31.10% in the same period of 2020. The effective tax rate in the first quarter of 2021, excluding discrete items, was 24.60%, compared to 25.00% in the same period of 2020. The decrease in the effective tax rate excluding discrete items was primarily due to the decrease in Alberta's corporate tax rate and a lower North Dakota tax rate.

The Company expects an annualized effective tax rate in 2021 of 24.60%. The Company’s 2021 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the tables in Contractual Commitments of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, CP believes that its existing sources of liquidity, including the 364-day bridge facility described below, along with anticipated long-term financing will be sufficient to fund the pending KCS transaction. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its cash and cash equivalents, its commercial paper program, its bilateral letter of credit facilities, and its revolving credit facility.

As at March 31, 2021, the Company had $360 million of Cash and cash equivalents compared to $147 million at December 31, 2020.

Effective March 21, 2021, the Company obtained commitments for a new 364-day senior unsecured facility in the amount of U.S. $8.5 billion to bridge financing requirements for the pending KCS transaction. As at March 31, 2021, the Company's existing revolving credit facility was undrawn, unchanged from December 31, 2020, from a total available amount of U.S. $1.3 billion. The agreement requires the Company to maintain a financial covenant in conjunction with the credit facility. As at March 31, 2021, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant. Effective April 9, 2021, the Company amended the financial covenant within its existing revolving credit facility to provide flexibility upon close of the pending KCS transaction.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at March 31, 2021, total commercial paper borrowings were U.S. $715 million, compared to U.S. $644 million as at December 31, 2020.

As at March 31, 2021, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $58 million, compared to $59 million as at December 31, 2020, from a total available amount of $300 million. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at March 31, 2021 and December 31, 2020, the Company did not have any collateral posted on its bilateral letter of credit facilities.

The Company plans to issue an aggregate of 44.5 million new Common Shares to fund the share consideration portion of the pending KCS transaction. This value will be adjusted to give effect to the share split once effective.

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $582 million in the first quarter of 2021, an increase of $93 million, or 19%, compared to $489 million in the same period of 2020. This increase was primarily due to a favourable change in working capital during the first quarter of 2021 compared to the same period of 2020, including cash received from the Illinois State Toll Highway Authority for future property easements.

Investing Activities

Cash used in investing activities was $286 million in the first quarter of 2021, a decrease of $76 million, or 21%, compared to $362 million in the same period of 2020. This decrease was primarily due to higher proceeds from the sale of properties and lower capital additions during the first quarter of 2021 compared to the same period of 2020.

Free Cash

CP generated positive Free cash of $296 million in the first quarter of 2021, an increase of $138 million, or 87%, from $158 million in the same period of 2020. This increase was primarily due to an increase in cash provided by operating activities and lower cash used in investing activities.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $80 million in the first quarter of 2021, an increase of $36 million, or 82%, compared to $44 million in the same period of 2020. This increase was primarily due to:
•the issuances of U.S. $500 million 2.050% notes due March 5, 2030, $300 million 3.050% notes due March 9, 2050, and short-term borrowings in Q1 2020;
•acquisition-related financing fees due to the pending KCS transaction; and
•lower issuances of CP Common Shares.

This is partially offset by the net issuance of commercial paper and absence of payments to buy back shares under the Company's share repurchase program during the first quarter of 2021, compared to net repayments of commercial paper and payments made to buy back shares in the first quarter of 2020.

Credit Measures

Credit ratings provide information relating to the Company’s operations and liquidity, and affect the Company’s ability to obtain short-term and long-term financing and/or the cost of such financing.

A strong investment grade credit rating is an important measure in assessing the Company’s ability to maintain access to public financing and to minimize the cost of capital. It also affects the ability of the Company to engage in certain collateralized business activities on a cost-effective basis.

Credit ratings and outlooks are based on the rating agencies’ methodologies and can change from time to time to reflect their views of CP. Their views are affected by numerous factors including, but not limited to, the Company’s financial position and liquidity along with external factors beyond the Company’s control.

As at March 31, 2021, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2020. During the first quarter of 2021, Moody's Investor Service ("Moody's") downgraded CP's credit rating to Baa2 from Baa1 due to the announcement of the pending KCS transaction.

Credit ratings as at March 31, 2021(1)

Long-term debt		Outlook
Standard & Poor's
Long-term corporate credit	BBB+	stable
Senior secured debt	A	stable
Senior unsecured debt	BBB+	stable
Moody's
Senior unsecured debt	Baa2	stable
Commercial paper program
Standard & Poor's	A-2	N/A
Moody's	P-2	N/A
(1)Credit ratings are not recommendations to purchase, hold or sell securities and do not address the market price or suitability of a specific security for a particular investor. Credit ratings are based on the rating agencies' methodologies and may be subject to revision or withdrawal at any time by the rating agencies.

Financial Ratios

The Long-term debt to Net income ratio for the twelve months ended March 31, 2021 and March 31, 2020 was 3.7 and 4.2, respectively. This decrease was primarily due to lower debt and higher Net income.

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended March 31, 2021 and March 31, 2020 was 2.4 and 2.5, respectively. This decrease was primarily due to a decrease in Adjusted net debt as at March 31, 2021, partially offset by a decrease in Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a Non-GAAP measure, which is defined and reconciled from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5. The pending KCS transaction and the anticipated issuance of debt securities in connection with the pending transaction is expected to temporarily increase the Adjusted net debt to Adjusted EBITDA ratio to approximately 4.0 in 2021. CP plans to repay a portion of the financing in connection with the pending KCS transaction and maturing long-term debt, and expects to return back to its target range within 36 months after the pending KCS transaction closes into the voting trust.

Although CP has provided a target Non-GAAP measure (Adjusted net debt to Adjusted EBITDA ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted net debt to Adjusted EBITDA ratio to the most comparable GAAP measure (Long-term debt to Net income ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs, changes in income tax rates and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect Net income but may be excluded from CP’s Adjusted EBITDA. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted EBITDA. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities, interest and taxes from Adjusted EBITDA. Please see Forward-Looking Statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

As at March 31, 2021, CPRC had $7,356 million principal amount of debt securities outstanding due through 2115, and $44 million in perpetual 4% consolidated debenture stock, for all of which CPRL is the guarantor.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2021	For the year ended December 31, 2020
Total revenues	$1,464	$5,797
Total operating expenses	938	3,263
Operating income(1)	526	2,534
Less: Other(2)	(9)	127
Income before income tax expense	535	2,407
Net income	$391	$1,792
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the three months ended March 31, 2021 and for the year ended December 31, 2020 of $109 million and $435 million, respectively.
(2)Includes Other (income) expense, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2021	As at December 31, 2020
Assets
Current assets	$1,030	$907
Properties	10,988	10,865
Other non-current assets	1,259	1,151

Liabilities
Current liabilities	$2,851	$2,290
Long-term debt	7,955	8,585
Other non-current liabilities	2,998	2,981

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPRL have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2021	For the year ended December 31, 2020
Dividend income from non-guarantor subsidiaries	$7	$163
Capital contributions to non-guarantor subsidiaries	—	—
Redemption of shares by non-guarantor subsidiaries	—	198

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2021	As at December 31, 2020
Assets
Accounts receivable, intercompany	$268	$327
Short-term advances to affiliates	48	20
Long-term advances to affiliates	9	9

Liabilities
Accounts payable, intercompany	$153	$179
Short-term advances from affiliates	3,661	3,658
Long-term advances from affiliates	81	82

Share Capital

At April 20, 2021, the latest practicable date, there were 133,321,717 Common Shares and no preferred shares issued and outstanding, which consists of 13,755 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Each option granted can be exercised for one Common Share. At April 20, 2021, 1,600,592 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 630,347 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 340,000 options available to be issued in the future. Additional information concerning share capital is included in Item 1. Financial Statements, Note 17 Subsequent event.

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

Non-GAAP Performance Measures

The Company uses adjusted earnings results including Adjusted income, Adjusted diluted earnings per share, Adjusted operating income and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These Non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, the FX impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility and foreign exchange forward contracts), discrete tax items, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first three months of 2021, there were two significant items included in Net income as follows:
•Acquisition-related costs of $36 million associated with the pending KCS transaction ($27 million after current and deferred taxes), including an expense of $33 million recognized in Purchased services and other and $3 million recognized in Other (income) expense, that unfavourably impacted Diluted EPS by 20 cents; and

•a non-cash gain of $33 million ($29 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 22 cents.

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

In the nine months ended December 31, 2019, there were three significant items included in Net income as follows:
•in the fourth quarter, a deferred tax expense of $24 million as a result of a provision for an uncertain tax item of a prior period that unfavourably impacted Diluted EPS by 17 cents;
•in the second quarter, a deferred tax recovery of $88 million due to the change in the Alberta provincial corporate income tax rate that favourably impacted Diluted EPS by 63 cents; and
•a net non-cash gain of $49 million ($44 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 31 cents as follows:
–in the fourth quarter, a $37 million gain ($32 million after deferred tax) that favourably impacted Diluted EPS by 22 cents;
–in the third quarter, a $25 million loss ($22 million after deferred tax) that unfavourably impacted Diluted EPS by 15 cents; and
–in the second quarter, a $37 million gain ($34 million after deferred tax) that favourably impacted Diluted EPS by 24 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the three months ended March 31		For the twelve months ended December 31
(in millions of Canadian dollars)	2021	2020	2020
Net income as reported	$602	$409	$2,444
Less significant items (pre-tax):
Acquisition-related costs	(36)	—	—
Impact of FX translation gain (loss) on debt and lease liabilities	33	(215)	14
Add:
Tax effect of adjustments(1)	(5)	(17)	2
Income tax rate changes	—	—	(29)
Adjusted income	$600	$607	$2,403
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 223.54% for the three months ended March 31, 2021, 8.17% for the three months ended March 31, 2020, and 13.58% for the twelve months ended December 31, 2020, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended March 31		For the twelve months ended December 31
	2021	2020	2020
Diluted earnings per share as reported	$4.50	$2.98	$17.97
Less significant items (pre-tax):
Acquisition-related costs	(0.27)	—	—
Impact of FX translation gain (loss) on debt and lease liabilities	0.25	(1.57)	0.10
Add:
Tax effect of adjustments(1)	(0.04)	(0.13)	0.01
Income tax rate changes	—	—	(0.21)
Adjusted diluted earnings per share	$4.48	$4.42	$17.67
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 223.54% for the three months ended March 31, 2021, 8.17% for the three months ended March 31, 2020, and 13.58% for the twelve months ended December 31, 2020, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Operating income as reported	$780	$834
Less significant item:
Acquisition-related costs	(33)	—
Adjusted operating income	$813	$834

Adjusted operating ratio excludes those significant items that are reported within operating income.

	For the three months ended March 31
	2021	2020
Operating ratio as reported	60.2%	59.2%
Less significant item:
Acquisition-related costs	1.7%	—%
Adjusted operating ratio	58.5%	59.2%

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

Calculation of Return on average shareholders' equity

	For the twelve months ended March 31
(in millions of Canadian dollars, except for percentages)	2021	2020
Net income as reported	$2,637	$2,415
Average shareholders' equity	$7,411	$6,884
Return on average shareholders' equity	35.6%	35.1%

Reconciliation of Net income to Adjusted return

	For the twelve months ended March 31
(in millions of Canadian dollars)	2021	2020
Net income as reported	$2,637	$2,415
Add:
Net interest expense	454	448
Tax on interest(1)	(112)	(112)
Significant items (pre-tax):
Acquisition-related costs	36	—
Impact of FX translation (gain) loss on debt and lease liabilities	(262)	166
Tax on significant items(2)	14	(12)
Income tax rate changes	(29)	(88)
Provision for uncertain tax item	—	24
Adjusted return	$2,738	$2,841
(1)Tax was calculated at the adjusted annualized effective tax rate of 24.55% and 24.85% for the twelve months ended March 31, 2021 and 2020, respectively.
(2)Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 5.92% and 7.61% for the twelve months ended March 31, 2021 and 2020, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the twelve months ended March 31
(in millions of Canadian dollars)	2021	2020
Average shareholders' equity	$7,411	$6,884
Average Long-term debt, including long-term debt maturing within one year	9,905	9,497
	$17,316	$16,381
Less:
Significant item (pre-tax):
Acquisition-related costs	(18)	—
Tax on significant item(1)	4	—
Income tax rate changes	15	44
Provision for uncertain tax item	—	(12)
Adjusted average invested capital	$17,315	$16,349
(1)Tax was calculated at the pre-tax effect of the adjustment multiplied by the applicable tax rate of 26.13% for the twelve months ended March 31, 2021. The applicable tax rate reflects the taxable jurisdiction and nature, being on account of capital or income, of the significant item.

Calculation of Adjusted ROIC

	For the twelve months ended March 31
(in millions of Canadian dollars, except for percentages)	2021	2020
Adjusted return	$2,738	$2,841
Adjusted average invested capital	$17,315	$16,349
Adjusted ROIC	15.8%	17.4%

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations and the acquisition-related transaction costs paid in cash related to the pending KCS transaction. Free cash is a measure that management considers to be a valuable indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash to satisfy debt obligations and discretionary activities such as dividends, share repurchase programs, and other strategic opportunities. The acquisition-related transaction costs paid in cash related to the pending KCS transaction are not indicative of investment trends and have also been excluded from Free cash. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended March 31
(in millions of Canadian dollars)	2021	2020
Cash provided by operating activities	$582	$489
Cash used in investing activities	(286)	(362)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(3)	31
Less:
Acquisition-related costs	(3)	—
Free cash	$296	$158

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

	For the three months ended March 31
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Freight revenues by line of business
Grain	$448	$418	$(10)	$408	10
Coal	163	150	(1)	149	9
Potash	101	112	(3)	109	(7)
Fertilizers and sulphur	77	70	(3)	67	15
Forest products	80	78	(4)	74	8
Energy, chemicals and plastics	388	491	(13)	478	(19)
Metals, minerals and consumer products	159	189	(8)	181	(12)
Automotive	108	87	(5)	82	32
Intermodal	394	405	(5)	400	(2)
Freight revenues	1,918	2,000	(52)	1,948	(2)
Non-freight revenues	41	43	—	43	(5)
Total revenues	$1,959	$2,043	$(52)	$1,991	(2)

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Compensation and benefits	$405	$398	$(5)	$393	3
Fuel	206	212	(8)	204	1
Materials	59	59	(1)	58	2
Equipment rents	33	36	(2)	34	(3)
Depreciation and amortization	202	192	(3)	189	7
Purchased services and other	274	312	(8)	304	(10)
Total operating expenses	$1,179	$1,209	$(27)	$1,182	—

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

Calculation of Long-term Debt to Net Income Ratio

(in millions of Canadian dollars, except for ratios)	2021	2020
Long-term debt including long-term debt maturing within one year as at March 31	$9,740	$10,070
Net income for the twelve months ended March 31	2,637	2,415
Long-term debt to Net income ratio	3.7	4.2

Reconciliation of Long-term Debt to Adjusted Net Debt

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating lease liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents.

(in millions of Canadian dollars)	2021	2020
Long-term debt including long-term debt maturing within one year as at March 31	$9,740	$10,070
Add:
Pension plans deficit(1)	327	300
Operating lease liabilities	284	365
Less:
Cash and cash equivalents	360	247
Adjusted net debt as at March 31	$9,991	$10,488
(1)Pension plans deficit is the total funded status of the Pension plans in deficit only.

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

	For the twelve months ended March 31
(in millions of Canadian dollars)	2021	2020
Net income as reported	$2,637	$2,415
Add:
Net interest expense	454	448
Income tax expense	764	752
EBIT	3,855	3,615
Less significant items (pre-tax):
Acquisition-related costs	(36)	—
Impact of FX translation gain (loss) on debt and lease liabilities	262	(166)
Adjusted EBIT	3,629	3,781
Add:
Operating lease expense	76	83
Depreciation and amortization	789	738
Less:
Other components of net periodic benefit recovery	352	369
Adjusted EBITDA	$4,142	$4,233

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions of Canadian dollars, except for ratios)	2021	2020
Adjusted net debt as at March 31	$9,991	$10,488
Adjusted EBITDA for the twelve months ended March 31	4,142	4,233
Adjusted net debt to Adjusted EBITDA ratio	2.4	2.5

Off-Balance Sheet Arrangements

Guarantees

As at March 31, 2021, the Company had residual value guarantees on operating lease commitments of $1 million. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. The Company accrues for all guarantees that it expects to pay. As at March 31, 2021, these accruals amounted to $12 million, reduced from $18 million at December 31, 2020, as a result of settlements.

Contractual Commitments

The following table indicates the Company’s obligations and commitments to make future payments for contracts such as debt, leases, and commercial arrangements as at March 31, 2021.

Payments due by period (in millions of Canadian dollars)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Contractual commitments
Interest on long-term debt and finance leases	$10,602	$279	$754	$685	$8,884
Long-term debt	9,684	1,235	936	962	6,551
Finance leases	143	5	110	15	13
Operating leases(1)	320	66	109	75	70
Supplier purchases	1,818	463	1,074	95	186
Other long-term liabilities(2)	482	42	102	98	240
Total contractual commitments	$23,049	$2,090	$3,085	$1,930	$15,944
(1)Residual value guarantees on certain leased equipment with a maximum exposure of $1 million are not included in the minimum payments shown above.
(2)Includes expected cash payments for environmental remediation, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits, and long-term disability benefits include the anticipated payments for years 2021 to 2030. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2020 Annual Report on Form 10-K.

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

The following table outlines the Company’s commitments to make future payments for letters of credit and capital expenditures as at March 31, 2021:

Payments due by period (in millions of Canadian dollars)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Certain other financial commitments
Letters of credit	$58	$58	$—	$—	$—
Capital commitments	473	289	85	41	58
Total certain other financial commitments	$531	$347	$85	$41	$58

Critical Accounting Estimates

To prepare Consolidated Financial Statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2020 Annual Report on Form 10-K.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit and Finance Committee, which is composed entirely of independent directors.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure without unreasonable efforts, due to unknown variables and uncertainty related to future results. This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements relating, but not limited to, statements concerning 2021 volume as measured in revenue ton-miles, Adjusted diluted EPS, capital program investments, the U.S.-to-Canadian dollar exchange rate and expected impacts resulting from changes therein, annualized effective tax rate, other components of net periodic benefit recovery, and the expected outcome of litigation against the Company, the purpose of which is to assist readers in understanding our expected and targeted financial results, and this information may not be appropriate for other purposes.

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

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies; general Canadian, U.S., Mexican and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures, including competition from other rail carriers, trucking companies and maritime shippers in Canada, the U.S. and Mexico; industry capacity; shifts in market demand; changes in commodity prices; uncertainty surrounding timing and volumes of commodities being shipped via CP; inflation; geopolitical instability; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption in fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; exchange rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; the effects of current and future multinational trade agreements on the level of trade among Canada, the U.S. and Mexico; climate change and the market and regulatory responses to climate change; anticipated in-service dates; success of hedging activities; operational performance and reliability; customer, shareholder, regulatory and other stakeholder approvals and support; regulatory and legislative decisions and actions; the adverse impact of any termination or revocation by the Mexican government of Kansas City Southern de México, S.A. de C.V.'s Concession; public opinion; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions, including the availability of short and long-term financing; the pandemic created by the outbreak of COVID-19 and resulting effects on economic conditions, the demand environment for logistics requirements and energy prices, restrictions imposed by public health authorities or governments, fiscal and monetary policy responses by governments and financial institutions, and disruptions to global supply chains; the timing and completion of the pending KCS transaction, including receipt of regulatory and shareholder approvals and the satisfaction of other conditions precedent; interloper risk to the pending KCS transaction; the realization of anticipated benefits and synergies of the transaction and the timing thereof; the success of integration plans for KCS; the focus of management time and attention on the pending KCS transaction and other disruptions arising from the transaction; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; the previously announced proposed share split of the Company’s issued and outstanding common shares and whether it will receive the requisite regulatory approvals; potential changes in the Company’s share price which may negatively impact the value of consideration offered to KCS shareholders; and the ability of the management of the Company, its subsidiaries and affiliates to execute key priorities, including those in connection with the pending KCS transaction. The foregoing list of factors is not exhaustive. There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2020 Annual Report on Form 10-K. Additionally, specific risk factors related to pending KCS transaction are included in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets, and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar positively (or negatively) impacts Total revenues by approximately $27 million (2020 - approximately $27 million), negatively (or positively) impacts Operating expenses by approximately $14 million (2020 - approximately $14 million), and negatively (or positively) impacts Net interest expense by approximately $3 million (2020 - approximately $3 million).

CP uses U.S. dollar-denominated debt to hedge its net investment in U.S. operations. As at March 31, 2021, the net investment in U.S. operations is less than the total U.S. denominated debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other (income) expense. For further information on the net investment hedge, please refer to Financial Statements, Note 17 Financial instruments of CP's 2020 Annual Report on Form 10-K.

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

As at March 31, 2021, the Company had various FX forward contracts totalling a notional U.S. $800 million to fix the FX rate and lock-in a portion of the amount of Canadian dollars it may use to finance the pending U.S. dollar-denominated KCS transaction (2020 - $nil). A hypothetical $0.01 change in the FX rate as of March 31, 2021 would result in a change in unrealized gains or losses of approximately $8 million. For further information on FX forward contracts, refer to Item 1. Financial Statements, Note 12 Financial instruments.

Share Price Impact on Stock-Based Compensation

Based on information available at March 31, 2021, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $0.4 million to $0.5 million (2020 - approximately $0.4 million to $0.6 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index and to Class I railways which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 15 Stock-based compensation.

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose CP to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at March 31, 2021, CP did not have any floating rate debt obligations outstanding. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, CP may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. CP may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percent decrease in interest rates as of March 31, 2021 would result in an increase of approximately $1.2 billion to the fair value of our debt as at March 31, 2021 (2020 - approximately $1.5 billion). Fair values of CP’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

As at March 31, 2021, the Company had forward starting swap and bond lock agreements totalling a notional U.S. $1.8 billion and $600 million, respectively, to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes (2020 - $nil). A hypothetical one basis point change in interest rates as of March 31, 2021 would result in a change in unrealized gains or losses of approximately $4 million.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 12 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 16 Contingencies.

SEC regulations require the disclosure of any proceeding under environmental laws to which a government authority is a party unless the registrant reasonably believes it will not result in sanctions over a certain threshold. The Company uses a threshold of U.S. $1 million for the purposes of determining proceedings requiring disclosure.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2020 Annual Report on Form 10-K, with the exception of those discussed below.

Risks Related to the Pending Kansas City Southern Transaction

There is no assurance when or if the transaction will be completed. Completion of the transaction is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including certain regulatory approvals and other customary closing conditions. There can be no assurance that the conditions to completion of the transaction will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the transaction such as interloper risk to the pending KCS transaction. In addition, each of the Company and KCS may unilaterally terminate the Merger Agreement under certain circumstances set forth in the Merger Agreement, and the Company and KCS may agree at any time to terminate the Merger Agreement. If the Company were to terminate the Merger Agreement under certain circumstances, we could incur significant costs (including, without limitation, the payment of a U.S. $1 billion regulatory termination fee).

The announcement and pendency of the transaction could have an adverse effect on the Company’s businesses, results of operations, financial condition, cash flows or the market value of the Company’s common stock and debt securities. The announcement and pendency of the transaction could disrupt the Company’s businesses, and uncertainty about the effect of the transaction may have an adverse effect on the Company or the combined company following the transaction. The attention of the Company’s management may be directed towards the completion of the transaction including obtaining regulatory approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of the Company and matters related to the transaction may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company. Additionally, the Merger Agreement requires the Company to obtain KCS’s consent prior to taking certain specified actions while the transaction is pending. These restrictions may prevent the Company and KCS from pursuing otherwise attractive business opportunities prior to the consummation of the transaction. Further, the transaction may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the transaction. In addition, the Company has incurred, and expects to incur additional, material non-recurring expenses in connection with the transaction and consummation of the transactions contemplated by the Merger Agreement. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company and the market value of CP common stock.

The Company may be unable to integrate KCS successfully, and the Company may not experience the growth being sought from the transaction. The Company and KCS have operated and, until the receipt of final approval from the STB, will continue to operate, independently. Coordinating certain aspects of the operations and personnel of the Company with KCS after the consummation of the transaction will involve complex operational, technological and personnel-related challenges, which may be made more difficult in light of the COVID-19 pandemic. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may reduce the growth opportunities sought from the transaction.

Consummation of the transaction will result in the Company incurring substantial indebtedness, which may pose risks and/or intensify existing risks. In connection with funding the cash portion of the Merger Consideration, the Company intends to incur approximately U.S. $8.5 billion of additional indebtedness. Also, in connection with the transaction, the existing indebtedness of KCS is expected to remain outstanding to the extent the transaction closes into the voting trust.

The foregoing indebtedness, as well as any additional indebtedness we may incur, could have the effect, among other things, of reducing our liquidity and may limit our flexibility in responding to other business opportunities and increasing our vulnerability to adverse economic and industry conditions.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic, financial and business conditions, sufficient cash flow from KCS during the period in which it is in the voting trust (if closing of the transaction occurs), the implementation of the integration with KCS (if closing of the transaction occurs and the STB approves our assuming control of KCS) and other factors affecting our operations, many of which are beyond our control.

Our increased indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we complete the transaction of KCS and obtain control of KCS but we do not achieve the expected benefits and cost savings from the transaction, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

The agreements that will govern the indebtedness that would be incurred in connection with the transaction, if it occurs, may contain various affirmative and negative covenants that may, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, change our line of business and/or merge or consolidate with any other person or sell or convey certain of our assets to another person. In addition, some of the agreements that will govern our new debt financings may contain financial covenants that will require us to maintain certain financial ratios. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and failure to comply with them could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations.

Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP established a share repurchase program which is further described in Item 1. Financial Statements, Note 13 Shareholders' equity. As at March 31, 2021, the Company had not purchased any Common Shares under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of March 21, 2021, by and among Canadian Pacific Railway Limited, Cygnus Merger Sub 1 Corporation, Cygnus Merger Sub 2 Corporation and Kansas City Southern (incorporated by reference to Exhibit 2.1 to Canadian Pacific Railway Limited’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2021, File No. 001-01342).

10.1
Stock Option Agreement and Amendment to the Executive Employment Agreement, dated as of March 21, 2021, by and between Canadian Pacific Railway Limited and Keith Creel (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2021, File No. 001-01342).

10.2*
First Amending Agreement, dated as of April 9, 2021 among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, a Canadian chartered bank, as administrative agent of the Lenders, and the Consenting Lenders.

10.3*	Commitment Letter, dated March 21, 2021, by and among Goldman Sachs Lending Partners LLC, Bank of Montreal, Canadian Pacific Railway Limited and Canadian Pacific Railway Company.
22.1*	List of Issuers and Guarantor Subsidiaries
31.1*	CEO Rule 13a-14(a) Certifications
31.2*	CFO Rule 13a-14(a) Certifications
32.1*	CEO Section 1350 Certifications
32.2*	CFO Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first three months ended March 31, 2021 and 2020; (ii) the Interim Consolidated Statements of Comprehensive Income for the first three months ended March 31, 2021 and 2020; (iii) the Interim Consolidated Balance Sheets at March 31, 2021, and December 31, 2020; (iv) the Interim Consolidated Statements of Cash Flows for the first three months ended March 31, 2021 and 2020; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the first three months ended March 31, 2021 and 2020; and (vi) the Notes to Interim Consolidated Financial Statements.

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

Dated: April 21, 2021