Form 10-K/A
period 2020-12-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2021-04-30
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-01342

Canadian Pacific Railway Limited
(Exact name of registrant as specified in its charter)

Canada	98-0355078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7550 Ogden Dale Road S.E.,
Calgary, Alberta, Canada	T2C 4X9
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (403) 319-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Shares, without par value, of Canadian Pacific Railway Limited	CP	New York Stock Exchange Toronto Stock Exchange

Perpetual 4% Consolidated Debenture Stock of Canadian Pacific Railway Company	CP/40 BC87	New York Stock Exchange London Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, in U.S. dollars, was $34,600,245,541, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
As of the close of business on April 28, 2021, there were 133,321,717 shares of the registrant’s common shares outstanding.

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
The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”) on February 18, 2021. In reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company is filing this Amendment No. 1 on Form 10-K/A in order to include in the 2020 Form 10-K the Part III information not previously included in the 2020 Form 10-K.
No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2020 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2020 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2020 Form 10-K and the Company’s other filings with the SEC.
In this Amendment No. 1 on Form 10-K/A, we also refer to Canadian Pacific Railway Limited as “Canadian Pacific,” “CP,” “we,” “us,” “our,” “our corporation,” or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.
All references to our websites and to our Canadian management proxy circular filed with the SEC on March 16, 2021 as Exhibit 99.1 to our Current Report on Form 8-K (the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

CANADIAN PACIFIC RAILWAY LIMITED
FORM
10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors

Director profiles

All 11 nominated directors are qualified and experienced, and have agreed to serve on our Board. Directors are elected for a term of one year until the close of our next annual meeting of shareholders, unless a director resigns or is otherwise removed earlier.

Share Ownership

All directors are CP shareholders and must meet our director share ownership requirements within five years of joining the Board.

Share ownership listed here is as at February 26, 2021 and includes shares directors beneficially own or control, or hold directly or indirectly. Share ownership includes holdings under the Directors’ Deferred Share Unit (DDSU) plan.

See page 52 for full details on share ownership by our directors.

100% Attendance during 2020

The 2021 nominee directors attended all of their Board and Committee meetings in 2020.

Professional Associations

All of the 2021 nominee directors are members of the Institute of Corporate Directors (ICD).

Isabelle Courville Chair
Independent Age: 58 Director since: May 1, 2013 Residence: Rosemère, Québec, Canada 2020 voting results: 99.63% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior
executive leadership, accounting & financial
literacy, accounting & financial expertise,
environment, health & safety, executive
compensation/human resources, transportation
industry knowledge, governance, government/
regulatory affairs and legal, risk management,
sales & marketing and strategic oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Audit and Finance	5 of 5	100%
Governance	5 of 5	100%
Compensation	6 of 6	100%
Risk and Sustainability	4 of 4	100%
BUSINESS EXPERIENCE

•	President of Hydro-Québec Distribution and Hydro-Québec TransÉnergie (2007 to 2013)
•	20 years of experience in the Canadian telecommunications industry, including President of Bell Canada’s Enterprise Group (2003 to 2006) and President and Chief Executive Officer of Bell Nordiq Group (2002 to 2003)
CURRENT PUBLIC COMPANY BOARD EXPERIENCE

•	SNC-Lavalin Group Inc. (2017 to present) (Chair of Human Resources Committee and member of Governance and Ethics Committee)
•	Veolia Environnement S.A. (2015 to present) (member of Accounts and Audit Committee, Nominating Committee and Chair Research, Innovation and Sustainable Development Committee)
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Laurentian Bank of Canada (2007 to 2019) (Chair of the Board and member of Human Resources and Corporate Governance Committee)
•	Gecina S.A. (2016 to April 2017) (member of Audit Committee)
•	TVA Group (2013 to 2016) (member of Human Resources Committee)
OTHER EXPERIENCE
Other Boards - Current

•	Institute for Governance of Private and Public Organizations (2016 to present) (member of Human Resources Committee)
Other Boards - Past
•	Institute of Corporate Directors (ICD) (2013 to 2017)
EDUCATION

•	Bachelor’s degree in Engineering Physics, École Polytechnique de Montréal
•	Bachelor’s degree in Civil Law, McGill University
•	Doctorate Honoris Causa, Université de Montréal
•	Fellow of the Institute of Corporate Directors
SHARE OWNERSHIP
Shares: 900
DDSUs: 10,158
Meets share ownership requirements

The Hon. John Baird, P.C.
Independent Age: 51 Director since: May 14, 2015 Residence: Toronto, Ontario, Canada 2020 voting results: 99.51% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior
executive leadership, accounting & financial
literacy, environment, health & safety,
transportation industry knowledge, governance,
government/regulatory affairs and legal, risk
management and strategic oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Governance	5 of 5	100%
Risk and Sustainability	4 of 4	100%
BUSINESS EXPERIENCE

•	Senior Advisor at the law firm of Bennett Jones LLP and Eurasia Group (a geopolitical risk consultancy) (2015 to present)
•	Member of the International Advisory Board, Barrick Gold Corporation (2015 to present)
•	President of Grantham Finchley Consulting Inc. (2015 to present)
CURRENT PUBLIC COMPANY BOARD EXPERIENCE

•	Canfor/Canfor Pulp (CPPI) (2016 to present) (member of Environmental, Health and Safety Committee; Capital Expenditure Committee and Corporate Governance Committee)
•	Osisko Gold Royalties Ltd. (2020 to present) (member of Governance and Nomination Committee and Sustainability Committee)
OTHER EXPERIENCE
Other Boards - Current
•	FWD Group Ltd./FWD Ltd. (2015 to present) (member of Audit Committee and Risk Management and Actuarial Committee)
•	PineBridge Investments (2015 to present)
Other experience
•	Served as Canadian Foreign Minister, Minister of Transport and Infrastructure, Minister of the Environment, and President of the Treasury Board during his three terms as a Member of the Canadian Parliament (2006 to 2015)
•	Appointed to the Privy Council in 2006
•	Former Minister of Community and Social Services and Minister of Energy in Ontario provincial legislature
•	Senior Advisor to Community Living Ontario, an organization that supports individuals with developmental disabilities
•	Advisory Board member to Prince’s Charities Canada, the charitable office of His Royal Highness, The Prince of Wales
EDUCATION

•	Honours Bachelor of Arts (Political Studies), Queen’s University
SHARE OWNERSHIP
Shares: 0
DDSUs: 6,112
Meets share ownership requirements

Keith E. Creel
Not Independent Age: 52 Director since: May 14, 2015 Residence: Wellington, Florida, U.S.A. 2020 voting results: 99.92% for

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

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
BUSINESS EXPERIENCE

•	President and Chief Executive Officer of CP (2017 to present)
•	President and Chief Operating Officer of CP (February 2013 to January 2017)
•	Named “Railroader of the Year” for 2021 by Railway Age Magazine
•	Named “Railroad Innovator” for 2014 by Progressive Railroading in recognition of his leadership at CP
•	Executive Vice-President and Chief Operating Officer of Canadian National Railway Company (CN) (2010 to 2013)
•	Other positions at CN included Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of CN’s Prairie division (2002 to 2010)
•	Trainmaster and director of corridor operations at Illinois Central Railway prior to its merger with CN in 1999
•	Superintendent and general manager at Grand Trunk Western Railroad (1999 to 2002)
•	Began his railroad career in 1992 as an intermodal ramp manager at Burlington Northern Railway in Birmingham, Alabama
OTHER EXPERIENCE
Other Boards - Current
•	Member of the Board of TTX Company (a private company) (2014 to present)
•	Representative on American Association of Railroads
Other experience
•	Commissioned officer in the U.S. Army and served in the Persian Gulf War in Saudi Arabia
EDUCATION

•	Bachelor of Science in Marketing, Jacksonville State University
•	Advanced Management Program, Harvard Business School
SHARE OWNERSHIP
Shares: 18,436
DSUs: 32,223
Options: 549,759
Meets executive share ownership requirements

Gillian (Jill) H. Denham
Independent Age: 60 Director since: September 6, 2016 Residence: Toronto, Ontario, Canada 2020 voting results: 99.77% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior
executive leadership, accounting & financial
literacy, executive compensation/human
resources, investment management,
governance, government/regulatory affairs and
legal, risk management, sales & marketing and
strategic oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Audit and Finance	5 of 5	100%
Risk and Sustainability	4 of 4	100%
BUSINESS EXPERIENCE

•	President, Authentum Partners Ltd., a company that invests in and advises technology related businesses (2018 to present)
•	Vice-Chair, Retail Markets for Canadian Imperial Bank of Commerce (CIBC) (2001 to 2005)
•	Previously held senior positions at CIBC Wood Gundy and CIBC, including: Managing Director, Head of Commercial Banking and E-Commerce
•	President of Merchant Banking/Private Equity and Managing Director, Head responsible for CIBC’s European Operations
CURRENT PUBLIC COMPANY BOARD EXPERIENCE

•	Morneau Shepell Inc. (2008 to present) (Chair of the Board)
•	Kinaxis Inc. (2016 to present) (Chair of Compensation Committee and member of the Audit Committee and Nominating and Governance Committee)
•	Canaccord Genuity, Lead Director (2020 to present)
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	National Bank of Canada (2010 to 2020)
•	IHS Markit Ltd. (2014 to 2016)
•	Penn West Petroleum Ltd. (2012 to 2016)
•	Calloway Real Estate Investment Trust (2011 to 2012)
OTHER EXPERIENCE
Other Boards - Current
•	Munich Reinsurance Company of Canada (Chair) (2012 to present)
•	Temple Insurance Company (Chair) (2012 to present)
•	Exiger Holdings, Inc. (2018 to present)
Other Boards - Past
•	Centre for Addiction and Mental Health (CAMH) (2015 to 2019)
EDUCATION

•	Honours Business Administration (HBA) degree, Ivey Business School, Western University
•	MBA, Harvard Business School
SHARE OWNERSHIP
Shares: 0
DDSUs: 4,306
Meets share ownership requirements

Edward R. Hamberger
Independent Age: 70 Director since: July 15, 2019 Residence: Delray Beach, Florida, U.S.A . 2020 voting results: 99.90% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior
executive leadership, accounting & financial
literacy, environment, health & safety,
transportation industry knowledge, governance,
government/regulatory affairs and legal, risk
management, sales & marketing and strategic
oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Audit and Finance	5 of 5	100%
Risk and Sustainability	4 of 4	100%
BUSINESS EXPERIENCE

•	President and Chief Executive Officer, Association of American Railroads (1998 to 2019)
•	Served as Assistant Secretary for governmental affairs at the U.S. Department of Transportation (1987 to 1989)
OTHER EXPERIENCE
Other Boards - Current
•	Transportation Institute, University of Denver (2002 to present)
Other Boards - Past
•	Business Advisory Committee, Kellogg School of Management, Northwestern University (2000 to 2019)
•	TTCI (Chair of the Board) (1998 to 2019)
•	Railinc Corporation (1998 to 2019)
•	Mineta Transportation Institute, San Jose State University (2005 to 2019)
•	Baker Donelson, Management Committee (1989 to 1998)
EDUCATION

•	Juris Doctor, Georgetown University
•	Master of Science, Foreign Service, Georgetown University
•	Bachelor of Science, Foreign Service, Georgetown University
SHARE OWNERSHIP
Shares: 0
DDSUs: 1,149
Has until July 2024 to meet share ownership requirements

Rebecca MacDonald
Independent Age: 67 Director since: May 17, 2012 Residence: North York, Ontario, Canada 2020 voting results: 97.98% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior
executive leadership, accounting & financial
literacy, executive compensation/human
resources, investment management,
governance, risk management, sales &
marketing and strategic oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Compensation	6 of 6	100%
Governance (Chair)	5 of 5	100%
BUSINESS EXPERIENCE

•	Founder and former Executive Chair of Just Energy Group Inc., a Toronto-based independent marketer of deregulated gas and electricity (2001 to August 1, 2020)
•	President and Chief Executive Officer of Just Energy (2001 to 2007)
•	Founded Energy Savings Income Fund in 1997, another company which aggregated customers in the deregulation of the U.K. natural gas industry
•	Founded Energy Marketing Inc. in 1989
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Just Energy Group Inc. (2001 to August 1, 2020) (Executive Chair 2007 to August 1, 2020)
OTHER EXPERIENCE
Other Boards - Current
•	Horatio Alger Association in Canada and the United States
Other experience
•	Founded the Rebecca MacDonald Centre for Arthritis and Autoimmune Disease at Mount Sinai Hospital in Toronto
•	Previously Vice-Chair of the Board of Directors of Mount Sinai Hospital
•	Previously a member of the Board of Governors of the Royal Ontario Museum
EDUCATION

•	Honorary LLD degree, University of Victoria
SHARE OWNERSHIP
Shares: 0
DDSUs: 12,725
Meets share ownership requirements

Edward L. Monser
Independent Age: 70 Director since: December 17, 2018 Residence: St. Louis, Missouri, U.S.A. 2020 voting results: 99.88% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior
executive leadership, accounting & financial
literacy, accounting & financial expertise,
environment, health & safety, executive
compensation/human resources, transportation
industry knowledge, governance, risk
management, sales & marketing and strategic
oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Audit and Finance	5 of 5	100%
Compensation	6 of 6	100%
BUSINESS EXPERIENCE

•	President (2010-2018) and Chief Operating Officer (2001-2015) of Emerson Electric Co.
•	President (1996-2001) and Executive Vice President (1991-1996) of Rosemount Inc.
•	Former Member of the Advisory Economic Development Board for China’s Guangdong Province
•	Former Member and Vice-Chairman of the U.S.-India Strategic Partnership Forum
CURRENT PUBLIC COMPANY BOARD EXPERIENCE

•	Air Products & Chemicals Corporation, Lead Director (2013 to present) (Member of Management Development and Compensation Committee and Corporate Governance, Nominating and Social Responsibility Committee)
•	Vertiv Holdings Co. (2016 to present) (Member of Audit Committee and Nominating and Corporate Governance Committee)
OTHER EXPERIENCE
Other Boards - Current
•	Seyer Industries (2019 to present)
Other Boards - Past
•	Ranken Technical College
Other experience
•	Past board member and past vice-chairman of the U.S.-China Business Council
EDUCATION

•	Bachelor’s degree, Engineering, Illinois Institute of Technology
•	Bachelor’s degree, Education, Eastern Michigan University
•	Executive MBA, Stanford University Graduate School of Business
SHARE OWNERSHIP
Shares: 0
DDSUs: 1,696
Has until December 2023 to meet the share ownership requirements

Matthew H. Paull
Independent Age: 69 Director since: January 26, 2016 Residence: Wilmette, Illinois, U.S.A. 2020 voting results: 99.63% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, accounting and financial expertise, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management and strategic oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Compensation (Chair)	6 of 6	100%
Risk and Sustainability	4 of 4	100%
BUSINESS EXPERIENCE

•	Senior Executive Vice-President and Chief Financial Officer of McDonald’s Corporation (2001 until his retirement in 2008)
•	Before joining McDonald’s in 1993, was a partner at Ernst & Young where he managed a variety of financial practices during his 18-year career and consulted with many leading multinational corporations
CURRENT PUBLIC COMPANY BOARD EXPERIENCE

•	Air Products & Chemicals Corporation (2013 to present) (Chair of Audit and Finance Committee and member of Corporate Governance, Nominating and Social Responsibility Committee and Executive Committee)
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Chipotle Mexican Grill Inc. (2016 to 2020) (member of Compensation Committee)
•	Best Buy Co. (2003 to 2013) (Lead independent director and chair of Finance Committee)
•	WMS Industries Inc. (2012 to 2013)
•	KapStone Paper and Packaging Corporation (2010 to 2018)
OTHER EXPERIENCE
Other Boards - Current
•	Pershing Square Capital Management, L.P. (2008 to present) (member of Advisory Board)
EDUCATION

•	Master’s degree in Accounting, University of Illinois
•	Bachelor’s degree, University of Illinois
SHARE OWNERSHIP
Shares: 3,000
DDSUs: 6,645
Meets share ownership requirements

Jane L. Peverett
Independent Age: 62 Director since: December 13, 2016 Residence: West Vancouver, British Columbia, Canada 2020 voting results: 98.90% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, executive compensation/human resources, governance, government/regulatory affairs and legal, risk management and strategic oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Audit and Finance (Chair)	5 of 5	100%
Governance	5 of 5	100%
BUSINESS EXPERIENCE

•	President & Chief Executive Officer of BC Transmission Corporation (electrical transmission) (2005 to 2009)
•	Vice-President, Corporate Services and Chief Financial Officer of BC Transmission Corporation (2003 to 2005)
•	President of Union Gas Limited (a natural gas storage, transmission and distribution company) (2002 to 2003)
•	Other positions at Union Gas Limited: President & Chief Executive Officer (2001 to 2002); Senior Vice-President Sales & Marketing (2000 to 2001) and Chief Financial Officer (1999 to 2000)
CURRENT PUBLIC COMPANY BOARD EXPERIENCE

•	CIBC (2009 to present) (Member of Audit Committee and Corporate Governance Committee)
•	Northwest Natural Gas Company (2007 to present) (Chair of Finance Committee and member of Organization and Executive Compensation Committee and Public Affairs and Environmental Policy Committee)
•	Capital Power Corporation (2019 to present) (Member of Corporate Governance, Compensation and Nominating Committee and Health, Safety and Environment Committee)
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Encana Corp. (2003 to 2017)
•	Postmedia Network Canada Corp. (2013 to 2016)
•	HydroOne Limited (2015 to 2018)
OTHER EXPERIENCE
Other Boards - Current
•	CSA Group (2019 to present) (Chair of the Board)
•	British Columbia Institute of Corporate Directors Advisory Board
EDUCATION

•	Bachelor of Commerce degree, McMaster University
•	Master of Business Administration degree, Queen’s University
•	Certified Management Accountant
•	A Fellow of the Society of Management Accountants
•	Holds the ICD.D designation from the Institute of Corporate Directors
SHARE OWNERSHIP
Shares: 0
DDSUs: 4,473
Meets share ownership requirements

Andrea Robertson
Independent Age: 57 Director since: July 15, 2019 Residence: Calgary, Alberta, Canada 2020 voting results: 99.89% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Governance	5 of 5	100%
Compensation	6 of 6	100%
BUSINESS EXPERIENCE

•	President & Chief Executive Officer, Shock Trauma Air Rescue Service (STARS) (2012 to present)
•	President & Chief Operating Officer, STARS (2011 to 2012)
OTHER EXPERIENCE
Other Boards - Current
•	The Calgary Airport Authority (2017 to present)
Other Boards - Past
•	Bow Valley College (2015 to 2018)
•	United Way (2007 to 2013)
EDUCATION

•	Executive Leadership, Harvard University
•	ICD.D Rotman School of Business
•	Masters in Health-Care Administration, Central Michigan University
•	Baccalaureate of Nursing, University of Calgary
•	Executive Fellowship, Wharton University
SHARE OWNERSHIP
Shares: 0
DDSUs: 1,145
Has until July 2024 to meet share ownership requirements

Gordon T. Trafton
Independent Age: 67 Director since: January 1, 2017 Residence: Naperville, Illinois, U.S.A. 2020 voting results: 96.90% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings expertise in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

OVERALL 2020 ATTENDANCE		100%

Meeting Attendance

Board	9 of 9	100%
Governance	5 of 5	100%
Risk and Sustainability (Chair)	4 of 4	100%
BUSINESS EXPERIENCE

•	Consultant, Brigadier Consulting (2014 to 2015)
•	Consultant, CP (2013)
•	Special Advisor to the Canadian National Railway (CN) leadership team (2009 to his retirement in 2010)
•	Senior Vice-President Strategic Acquisitions and Integration, CN (2009 to 2010)
•	Senior Vice-President, Southern Region, CN (2003 to 2009)
•	Held a number of leadership positions with Illinois Central Railroad and Burlington Northern Railroad
OTHER EXPERIENCE
Other Boards - Current
•	Leeds School of Business Advisory Board, University of Colorado Boulder (2012 to present)
•	Sacred Cow Consulting, Inc., Advisory Board (2020 to present)
EDUCATION

•	Bachelor of Science, Transportation Management from the Leeds School of Business, University of Colorado Boulder
SHARE OWNERSHIP
Shares: 0
DDSUs: 4,431
Meets share ownership requirements

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
Ms. Peverett was a director of Postmedia Network Canada Corp. (Postmedia) from April 2013 to January 2016. On October 5, 2016, Postmedia completed a recapitalization transaction under a court-approved plan of arrangement under the Canada Business Corporations Act, R.S.C., 1985, c.
C-44.
Approximately US$268.6 million of debt was exchanged for shares that represented approximately 98% of the outstanding shares of Postmedia at that time. Postmedia repaid, extended and amended the terms of its outstanding debt obligations.

Executive Officers
The information regarding executive officers is included in Part I of our 2020 Form
10-K
under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.
Code of Business Ethics

Code of business ethics and business ethics reporting policy

Our code of business ethics (the Code) sets out our expectations for conduct. It covers confidentiality, protecting our assets, avoiding conflicts of interest, fair dealing with third parties, compliance with applicable laws, rules and regulations, as well as reporting any illegal or unethical behaviour, among other things. The Code applies to everyone at CP and our subsidiaries: directors, officers, employees (unionized and non-unionized)
and contractors who do work for us.

Directors, officers and
non-union
employees must sign an acknowledgment every year that they have read, understood and agree to comply with the Code. Unionized employees are provided with a copy of the Code every three years. Unionized employees were mailed a copy of the Code in 2019. Directors must also confirm annually that they have complied with the Code. The Code is part of the terms and conditions of employment for non-union
employees, and contractors must agree to follow principles of standards of business conduct consistent with those set out in our Code as part of the terms of engagement.

We also have a supplemental code of ethics for the CEO and other senior financial officers (including the CFO, the Vice-President of Financial Planning and Accounting and the Assistant Vice-President and Controller) which sets out our longstanding principles of conduct for these senior roles. We also have a business ethics reporting policy that outlines the processes CP has established for CP personnel and others to report concerns regarding conduct within CP, including questionable management and/or corporate practices, the potential violation of any applicable law, or a potential violation of the Code.

Monitoring compliance and
updating the Code

The Governance Committee is responsible for monitoring compliance with the Code, reviewing it periodically and recommending changes as appropriate, and promptly disclosing any aspects of the Code that have been waived. The Audit and Finance Committee ensures compliance with the Code. In 2019, 100 percent of non-union
employees completed their annual certification of compliance with the Code. For 2020, we modernized our code of ethics training process to enhance employee understanding and have once again reached 100 percent completion.

The latest version of the Code and the business ethics reporting policy is posted on our website (investor.cpr.ca/governance). Only the Board or Governance Committee (Audit and Finance Committee in the case of the CEO and senior financial officers) can waive an aspect of the Code. Any waivers are posted on our website. No waivers were requested or granted in 2020.
Corporate Governance
CP has a strong governance culture and we have adopted many leading policies and practices. As a U.S. and Canadian listed company, our corporate governance practices comply with or exceed the practices outlined by the Canadian Securities Administrators (CSA) in National Policy
58-201
Corporate Governance Guidelines
and the Toronto Stock Exchange (TSX), the SEC and the New York Stock Exchange (NYSE).
We regularly review our policies and practices and make changes as appropriate, so we stay at the forefront of good governance as standards and guidelines continue to evolve in Canada and the United States.
The Board and the Governance Committee are responsible for developing our approach to corporate governance. This includes annual reviews of the corporate governance principles and guidelines which were established by the Board, as well as the terms of reference for the Board and each of the four standing Board committees.
CP’s corporate governance principles and guidelines are available on our website at investor.cpr.ca/governance.
CP’s Audit and Finance Committee has been established in accordance with Section 3(a)(58)(A) the Exchange Act and NYSE standards and CSA National Instrument
52-110
-
Audit Committees
. The current members of the Audit and Finance Committee are Jane Peverett (chair), Isabelle Courville, Jill Denham, Edward Hamberger and Edward Monser, all of whom are independent. All members of the Audit and Finance Committee are “financially literate” as required by the NYSE and applicable Canadian securities laws. Ms. Peverett, Ms. Courville and Mr. Monser have been determined to be “audit committee financial experts” as defined by the SEC.
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
Compensation Committee Interlocks and Insider Participation
There were no reportable interlocks or insider participation affecting the Company’s Management Resources and Compensation Committee during the year ended December 31, 2020. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Management Resources and Compensation Committee.
Compensation Committee Report
The Management Resources and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form
10-K/A
with management of the Company and, based on such review and discussion, the Management Resources and Compensation Committee recommended to the Board that the information set forth under “Compensation Discussion and Analysis” below be included in the Circular and this Annual Report on Form
10-K/A.
Respectfully submitted,
Management Resources and Compensation Committee
Matthew Paull (Chair)
Isabelle Courville
Rebecca MacDonald
Edward Monser
Andrea Robertson

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Circular and this Amendment No. 1 on Form
10-K/A.
Our executive compensation program is designed to pay for performance, and to align management’s interests with our business strategy and the interests of our shareholders. This section of this Amendment No. 1 on Form
10-K/A
provides shareholders with descriptions of our compensation programs and 2020 compensation decisions for our Named Executive Officers (NEOs), listed below.

2020 NAMED EXECUTIVE OFFICERS

Keith E. Creel President and Chief Executive Officer

Nadeem S. Velani Executive Vice-President and Chief Financial Officer

John K. Brooks Executive Vice-President and Chief Marketing Officer

Mark A. Redd Executive Vice-President Operations

Jeffrey J. Ellis Chief Legal Officer and Corporate Secretary
Where to find it

Our approach to executive compensation
Our executive compensation program supports our railway-focused culture, and is linked to the critical metrics that drive the achievement of our strategic plan without taking on undue risk, and is designed to create long-term sustainable value for our shareholders. The key elements of our approach to executive compensation include:
•	a compensation mix that is incentive-driven with a large proportion that is variable or “at-risk” to support our pay for performance culture
•	competitive market pay practices to attract and retain talent
•	compensation components paying out over multiple performance periods to link to our short and longer term business strategy
•	aligning management’s interests with those of our shareholders through equity-based compensation and share ownership guidelines
We have five key foundations designed to focus us on our goal of being the best railroad company in North America:

Provide customerswith industry-leadingrail serviceControl costs Optimize our assetsRemain a leader inrail safetyDevelop our people
The Compensation Committee reviewed and approved changes to our executive compensation programs in 2016 for the 2017 program year in response to shareholder feedback. In 2019, we increased the weighting of our safety measures within short-term incentive plan targets from 10 percent to 20 percent. Also, in 2020 a second safety metric was added to our short-term incentive plan (FRA Personal Injury F requency (see pages 20 and 21)), w
hich reinforces our unwavering commitment to the safety of our employees.
Compensation mix
Attracting and retaining high performing executives is key to our long-term sustainable growth and success. Our executive compensation includes fixed and variable
(at-risk)
pay components. Built into our compensation pay mix is a significant emphasis on incentive-driven pay where the proportion of at-risk
pay increases by level. Executives earn more if we perform well, and less when performance is not as strong. A significant component of executive at-risk
pay is equity-based compensation, which links directly to the value of our shares, ensuring alignment with the interest of shareholders. We also require our executives to own CP equity and our share ownership guidelines increase by executive level (see page 11).

2020 total target direct
compensation mix
for our NEOs are
shown in the graph.

For 2020, 88 percent of
our CEO’s total target
direct compensation
and an average of
77 percent for our
other NEOs was at risk.

Benchmarking
We did not make any changes to our comparator group in 2020, as it was extensively reviewed and updated in 2018. Our comparator group consists of companies we compete with for talent. It includes six Class 1 Railroad peers as well as 11 capital-intensive Canadian companies. For certain positions within the organization, we apply a heavier weighting to Class 1 Railroad peers; however, we consistently review alignment and compensation practices against the whole group.
Our 2020 compensation comparator group is as follows:

Class 1 Railroads	Capital Intensive Companies in Canada

BNSF Railway Company	Barrick Gold Corporation	Kinross Gold Corporation
Canadian National Railway Company	BCE Inc.	Rogers Communications Inc.
CSX Corporation	Cenovus Energy Inc.	Suncor Energy Inc.
Kansas City Southern	Enbridge Inc.	TC Energy Corporation
Norfolk Southern Corporation	Fortis Inc.	TELUS Corporation
Union Pacific Corporation	Imperial Oil Limited
Compensation pays out over time

Compensation pays out over timeSalaryShort-term incentivefixed pay, set annuallycash bonus paid out in Q1 2021 based on2020 corporate and individual performanceLong-term incentive (performance share units)equity-based incentive granted in January 2020,vests December 31, 2022 and pays out in Q12023 based on three-year corporate performanceand our share price2020 2021 2022 2023 2024 2025 2026 2027Long-term incentive(stock options)equity-based incentivegranted in January 2020,vests over four years andexpires after seven yearsand realized value dependson our share price
Variable pay includes short-term and long-term incentive awards which aligns with our annual and longer term performance objectives to support our growth.
Incentive awards are cash and equity-based. Equity-based awards vest at the end of three years for Performance Share Units (PSUs) and over four years for stock options. Stock options expire at the end of seven years.
The Compensation Committee ensures the performance objectives for the incentive plans align directly with our strategic plan, which is reviewed and approved by the Board.

Executives are CP shareholders
We require executives and senior management employees to own equity in the Company so they have a stake in our future success. Share ownership requirements are set as a multiple of base salary and increase by level. The ownership requirement must be achieved within five years of being appointed to their position and can be met by holding shares or deferred share units (DSUs). The CEO must maintain the ownership level of six times his base salary for one year after he retires or leaves CP. Once executives have met their initial shareholding requirements, they are required to maintain compliance, which is reported annually to the Compensation Committee.
Executives have the opportunity to participate in the Senior Executive’s Deferred Share Unit Plan (DSU Plan). DSUs are redeemed for cash after the executive retires or leaves the Company, with (i) Canadian-resident executives being entitled to elect a date of payment between the date that is six months following their departure from the Company and December 15 th
of the following calendar year, in compliance with Canadian tax rules; and (ii) U.S. resident executives being paid six months after their departure from the Company, in compliance with U.S. tax regulations.
The table below shows the ownership requirement by executive level, applicable to 95 executives and senior management employees in 2020.

Executive level	Ownership requirement (as a multiple of base salary)	OUR NEOs Mr. Creel, Mr. Velani, Mr. Brooks and Mr. Ellis have achieved ownership requirements. Mr. Redd is expected to meet ownership requirements within the specified period.
CEO	6x
Executive Vice-President	3x
Senior Vice-President	2x
Vice-President	1.5 to 2x
Senior management	1x
Equity ownership (at February 26, 2021)

Executive	Requirement (as a multiple of salary)	Minimum ownership value ($) (1)	Shares ($)	Deferred share units ($)	Total ownership value ($) (2)	Total ownership (as a multiple of salary)

Keith Creel	6x	9,083,824	8,326,746	14,553,844	22,880,590	15.11x

Nadeem Velani	3x	2,443,008	281,153	3,265,559	3,546,712	4.36x

John Brooks	3x	2,207,190	1,012,038	1,191,839	2,203,877	3.00x

Mark Redd	3x	1,997,888	472,006	1,219,808	1,691,814	2.54x

Jeffrey Ellis	2x	1,120,300	466,635	1,477,913	1,944,548	3.47x
(1)	Minimum ownership values for Mr. Creel, Mr. Brooks and Mr. Redd have been converted to Canadian dollars using an exchange rate of 1.2685.
(2)
Total ownership values for Mr. Creel, Mr. Brooks and Mr. Redd are based on US$356.06, the closing price of our shares on the NYSE on February 26, 2021 and have been converted to Canadian dollars using an exchange rate of $1.2685. Values for Mr. Velani and Mr. Ellis are based on $453.52, the closing price of our shares on the TSX on February 26, 2021.

New for 2021 ownership requirement
In support of our commitment to align executive compensation with shareholder interests and market competitive practices, the Board approved a change in share ownership requirement for the Executive Vice-President level from three times to four times annual base salary in 2021.

Compensation governance
Disciplined decision-making process
Executive compensation decisions involve management, the Compensation Committee and the Board. The Compensation Committee also receives advice and support from external consultants from time to time, including their advisor FW Cook.

1Management makesrecommendations to theCompensation CommitteeManagement:" reviews market dataPractices" analyzes companyperformance and receivesadvice from its externalconsultant from time totime" proposes corporate andindividual performanceobjectives to theCommittee for thecoming year2The Committee works witha consultant and makescompensation recommendationsto the BoardThe Committee:" recommends thecorporate performancetargets and weightingsfor the incentive plans" reviews the corporateperformance results forthe incentive plans" reviews individualperformance and receivesindependent advice fromits external consultant" recommends the annualand long-term incentiveawards to the Board3The Board has finalapproval on all mattersrelated to executivecompensationThe Board:" reviews corporate andindividual performance" decides whether to usediscretion" approves compensationfor the CEO and otherNEOs" approves all grants ofequity compensationawards" sets performanceobjectives for thefollowing year
The Board has final approval on all matters relating to executive compensation. They can also use discretion to adjust pay decisions as appropriate.
Qualified and experienced Compensation Committee
The Compensation Committee is responsible for our compensation philosophy, strategy and program design. The Compensation Committee consists of five independent directors. The Compensation Committee has the relevant skills, background and experience for carrying out its duties. The table below shows the key skills and experience of each member:

	Human Resources/ compensation/ succession planning	CEO/senior management	Governance and policy development	Transportation industry	Risk management	Engagement (shareholders and others)

Matthew Paull (Committee Chair)	✓	✓	✓		✓	✓

Isabelle Courville (Chair of the Board)	✓	✓	✓	✓	✓	✓

Rebecca MacDonald	✓	✓	✓		✓	✓

Edward Monser	✓	✓	✓	✓	✓	✓

Andrea Robertson	✓	✓	✓	✓	✓	✓
Compensation Committee members also have specific human resources and compensation-related experience, including:
•	direct responsibility for executive compensation matters
•	membership on human resources committees
•	compensation plan design, administration, compensation decision-making and understanding the Board’s role in the oversight of these practices
•	understanding the principles and practices related to leadership development, talent management, succession planning and employment contracts
•	engagement with investors on compensation issues
•	oversight of financial analysis related to compensation plan design and practices

•	pension benefit oversight
•	recruitment of senior executives
The Compensation Committee has no interlocks or insider participation. None of the members were employed by or had any relationship with CP during 2020 requiring disclosure under Item 404 or Item 407(e)(4) of Regulation
S-K
of the Exchange Act. You can read about the background and experience of each member in the director profiles beginning on page 1.
Independent advice
The Compensation Committee and management retain separate independent executive compensation advisors to avoid any conflicts of interest:

Compensation Committee advisor FW Cook	Management Compensation advisor Willis Towers Watson

•   in 2020, the Compensation Committee retained FW Cook to act as an independent compensation advisor
•   the Compensation Committee retained Kingsdale Advisors (Kingsdale) in 2018 and 2019 to act as an independent compensation advisor
•   the Compensation Committee approves all compensation-related fees and work performed by the independent compensation advisor
• management engages Willis Towers Watson to provide market survey data, analysis and advice to management related to compensation.
The next table below shows the fees paid to FW Cook, Kingsdale and Willis Towers Watson in 2019 and 2020.

	2020			2019
	Committee advisor		Management advisor	Committee advisor	Management advisor
Fees	FW Cook (1)	Kingsdale	Willis Towers Watson	Kingsdale	Willis Towers Watson
Executive compensation-related fees	$188,473	$0	$67,743	$90,000	$74,785
Other fees	$0	$120,551	$2,882,009	$112,821	$2,598,193
Total fees	$188,473	$120,551	$2,949,752	$202,821	$2,672,978
(1)	FW Cook fees have been converted to Canadian dollars using the average exchange rate for 2020 of $1.3415.
Fees paid
Kingsdale was retained to provide the Compensation Committee independent advisory services related to compensation in 2018 and 2019. In 2020, FW Cook was retained to provide independent advisory services to the Compensation Committee related to compensation. FW Cook fees for advisory services provided in 2020 is $188,473. Kingsdale continues to be retained for services related to governance trends, specific governance items, proxy solicitation and shareholder advisory services.
In 2020, $67,743 was paid to Willis Towers Watson for advisory services provided to management. The total executive compensation fees represent 2.3 percent of the total fees in 2020 paid to Willis Towers Watson for all services provided to management, including actuarial and pension consulting, corporate risk and insurance brokering services.
Compensation risk
Effective risk management is integral to achieving our business strategies and to our long-term success.
The Board believes that our executive compensation program should not increase our risk profile. The Compensation Committee is responsible for overseeing compensation risk. It reviews the executive compensation program, incentive plan design and our policies and practices to ensure they encourage the right decisions and actions to reward performance and align management interests with shareholder interests.
Incentive plan targets are linked to our corporate objectives and our corporate risk profile. The Compensation Committee believes that our approach to goal setting, establishing performance measures and targets and evaluating performance results helps mitigate risk-taking that could reward poor judgment by executives or have a negative effect on shareholder value.

All of the Compensation Committee members other than Mr. Paull and Mr. Monser are members of the Governance Committee. In addition, Ms. Courville and Mr. Monser are also members of the Audit and Finance Committee, and Ms. Courville and Mr. Paull are also members of the Risk and Sustainability Committee. This cross-membership provides directors with a broader perspective of risk oversight and a deeper understanding of our enterprise risks, ultimately strengthening overall risk management.
Regular risk review
The Compensation Committee conducts a comprehensive compensation risk review approximately every two years to ensure that we have identified the compensation risks and have appropriate measures in place to mitigate those risks. An independent consultant assists the Compensation Committee with the review, which includes oversight of:
•	the targets for the short-term incentive plan (STIP) and PSU plan, anticipated payout levels and the risks associated with achieving targeted performance
•	the design of the long-term incentive awards, which reward sustainable financial and operating performance
•	the compensation program, policies and practices to ensure alignment with our enterprise risk management practices
In 2019, Management retained Willis Towers Watson to perform a detailed risk assessment of our compensation plans, programs and practices. Willis Towers Watson concluded that there did not appear to be significant risks associated with our compensation programs. The Committee reviewed Willis Towers Watson’s findings and agreed that our compensation policies and programs did not encourage excessive risk-taking that could have material adverse effects on CP. A subsequent risk assessment is expected to be completed in 2021.

Managing compensation risk
We mitigate risk in three ways:

1. Plan design
•  we use a mix of fixed and variable
(at-risk)
compensation and a significant proportion is
at-risk
pay
•  short and long-term incentive plans have specific performance measures that are closely aligned with the achievement of our business strategy and performance required to achieve results in accordance with guidance provided to the market
•  the payout under the STIP is capped and not guaranteed, and the Compensation Committee has discretion to reduce the awards
•  the payout for the STIP is designed to reflect the stretch targets for the achievement of exceptional performance
•  the long-term incentive plan has overlapping vesting periods to address longer term risks and maintain executives’ exposure to the risks of their decision-making through unvested share based awards

2. Policies
•  we promote an ethical culture and everyone is subject to a code of business ethics
•  we have share ownership requirements for executives and senior management so they have a stake in our future success
•  any violations of our code of business ethics can be reported under our business ethics reporting policy
•  we have a disclosure and insider trading/reporting policy to protect our interests and ensure high business standards and appropriate conduct
•  our disclosure and insider trading policy contains within it, an anti-hedging policy which prohibits directors, executive officers and employees from buying financial instruments that are designed to hedge or offset a decrease in the market value of equity awards or shares or share based awards
•  our anti-pledging policy prohibits directors and senior officers from holding our shares in a margin account or otherwise pledging the securities as collateral for a loan
•  we also have a policy that prohibits employees from forward selling shares that may be delivered on the future exercise of stock options, or otherwise monetizing their option awards, other than through exercising the options and subsequently selling the shares through a public venue or the Company’s cashless exercise option
•  our clawback policy allows the Board to recoup short and long-term incentive compensation paid to a current or former senior executive if the incentive compensation was calculated on the basis of financial results that were subsequently restated or corrected in whole or in part and/or, the senior executive engaged in gross negligence, fraud or intentional misconduct that caused or contributed to the need for restatement or correction, as admitted by the senior executive or as reasonably determined by the Board, which has sole discretion to determine whether it is in our best interests to pursue reimbursement of all or part of the incentive compensation in these circumstances and the Board’s actions would be separate from actions that may be taken by law enforcement agencies, regulators or other authorities
•  DSUs held by the President and CEO, executives, and senior management are not settled for cash until at least six months after leaving the Company
•  our whistleblower policy applies to all employees and prohibits retaliation against anyone who makes a complaint acting in good faith

3. Mitigation measures
•  senior executives have a significant portion of their compensation deferred
•  we must achieve a specific threshold of operating income, otherwise no short-term incentive awards are granted
•  financial performance is verified by our external auditor (completion of annual financial statement audit) before the Board makes any decisions about short-term incentives
•  the Compensation Committee adopts principles for adjusting payout under the STIP, and provides them to the Board as part of their review of the Compensation Committee’s recommendations and performance overall
•  the Compensation Committee takes the business landscape and any external factors into account when exercising discretion and determining incentive awards
•  we regularly benchmark executive compensation against our compensation comparator group
•  safety is part of individual performance under the STIP for the President and CEO and executives in operations roles in addition to being a specific STIP measure which applies to all employees
•  all long-term incentive eligible employees are subject to two-year
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
•
the senior executive engaged in gross negligence, fraud or intentional misconduct that caused or contributed to the need for the restatement or correction, as admitted by the senior executive or as reasonably determined by the Board.

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
Non-compete
and
Non-solicitation
We are mindful of the demand for experienced and talented railroaders, particularly those with backgrounds in precision scheduled railroading. To manage near-term retention risk, our long-term incentive award agreements contain non-compete,
non-solicitation
and other restrictive clauses, including
non-disclosure
restrictions.

Compensation program
Total direct compensation consists of salary, annual short-term incentive and a long-term incentive award that focus executives on driving strong financial, safety, operational and customer satisfaction results while building shareholder value. Executives also receive pension benefits and perquisites as part of their overall compensation.

Element	Purpose	Risk mitigating features	Link to business and talent strategies

Salary Fixed cash (see page 18)	• competitive level of fixed pay to reflect scope of responsibilities and market data • reviewed annually	• benchmarked against our comparator group to ensure market competitiveness	• attract and retain talent • no automatic or guaranteed increases to promote a performance culture

Short-term incentive plan (STIP) Variable cash bonus (see page 18)	• performance-based incentive to reward achievement of annual corporate and individual objectives to attract and retain highly qualified leaders • established target awards based on level of employee
•  year-end
performance is measured against predetermined, approved targets
•  actual payouts are based on the achievement of
pre-determined
corporate and individual objectives
•  payouts range from 0% to a maximum of 200% of target awards

•  motivate high corporate and individual performance
•  performance metrics are aligned to the strategic plan and approved annually
•  align personal objectives with area of responsibility and role in achieving financial, safety and operating results

Deferred compensation Deferred share units (see page 46)
•  encourages share ownership while aligning management interests with growth in shareholder value
•  executives and senior management can elect to receive their short-term incentive and their annual PSU grant in DSUs if they have not yet met their share ownership requirement
•  company provides a 25% match of the deferral amount in DSUs
• deferral limited to the amount required to meet the executive’s share ownership guidelines • helps retain key executive talent • company contributions vest after three years
•  sustained alignment of executive and shareholder interests because the value of DSUs is tied directly to our share price
•  cannot be redeemed for cash until a minimum of six months after the executive leaves CP

Performance share units (PSUs) Long-term incentive (see page 24)	• equity-based incentive to align with shareholder interests and focuses on three-year performance • accounts for 60% of an executive’s long-term incentive award • vest after three years	• use pre-defined market and financial metrics • the number of units that vest is based on a performance multiplier that is capped • no guarantee of a minimum payout	• focuses the leadership team on achieving challenging medium-term performance goals • payout based on share price and company performance • attract and retain highly qualified leaders

Stock options Long-term incentive (see page 26)	• equity-based incentive to align with long term performance and growth in share price • accounts for 40% of an executive’s long-term incentive award • vests over four years, term is seven years	• focuses on appreciation in our share price, aligning with shareholder interests • only granted to senior management and executives	• focuses the leadership team on creating sustainable long-term value

Pension Defined contribution and defined benefit pension plans (see page 45)	• pension benefit based on pay, age and service and is competitive with the market • supplemental plan for senior management and executives	• balances risk management of highly performance-focused pay package	• attract and retain highly qualified leaders

Perquisites Flexible spending account (see page 40)	• competitive with the market to support health and well-being	• restrictions for the CEO and executives	• attract and retain highly qualified leaders

2020 Executive compensation
Salary
We review salaries every year based on the executive’s performance, leadership abilities, responsibilities and experience as well as succession and retention considerations. The Compensation Committee also considers the economic outlook and the median salary and practices of the comparator group before making decisions. The base salaries of all NEOs are set in U.S. dollars consistent with industry practice. As Mr. Ellis was not an NEO in 2019, his 2019 salary has been converted to USD using the 2019 average exchange rate of 1.3269, and his 2020 salary has been converted using the 2020 average exchange rate of 1.3415.

Executive	2020 (in USD)	percent change from 2019	2019 (in USD)

Keith Creel	1,193,513	3.0%	1,158,750

Nadeem Velani	602,000	6.3%	566,500

John Brooks	551,250	5.0%	525,000

Mark Redd	446,250	5.0%	425,000

Jeffrey Ellis	396,160	12.2%	353,191
Short-term incentive plan (STIP)
The short-term incentive award is an annual incentive that focuses executives on achieving strong financial, safety, operational and customer satisfaction results.
The table below summarizes the terms of our current short-term incentive plan.

Purpose	• performance-based incentive for achieving predetermined annual corporate and individual performance goals that are tied directly to our strategy and operational objectives

Term	• measure performance over a one-year period

Payout
•  corporate performance is assessed against financial, safety and operational measures
•  individual performance is assessed against individual performance objectives
•  awards are
pro-rated
for eligibility in calendar performance year and can range from 0 to 200 percent of base salary
•  cash awards are paid out in February following the performance year

Restrictions
•  must meet minimum level of corporate and individual performance
•  must achieve corporate operating income hurdle for any payout on individual or corporate performance to occur
•  performance multiplier is capped for exceptional performance
•  actual award is capped as a maximum of 200 percent of target award to limit payout and excessive risk-taking

The table below outlines the target STIP opportunities for our NEOs:

Our STIP target is based on a percentage of base salary and reviewed annually for market competitiveness	STIP target as a percent of base salary
	Executive	Minimum	Target	Maximum
	Keith Creel	0%	125%	250%
	Nadeem Velani	0%	90%	180%
	John Brooks	0%	90%	180%
	Mark Redd	0%	80%	160%
	Jeffrey Ellis	0%	70%	140%

For executives, their STIP target is weighted at 75 percent for corporate results and 25 percent for individual performance, whereas most other employees have greater emphasis placed on individual and departmental goals with their corporate and individual performance weighted at 50 percent each. This supports our view that the annual bonus should be tied to overall corporate performance and the areas of our business that each employee can influence directly.
We calculate each award by multiplying the executive base salary by their short-term incentive target as well as the corporate and individual performance factors as shown below:

Year EndSalary($)Target Opportunity Performance FactorsX XTargetshort-termincentive(as a % ofbase salary)[Corporateperformancefactor75%(0-200%)+Individualperformancefactor25%(0-200%)] =2020short-termincentive($)
The corporate performance factor consists of financial, operating and safety measures of varying weightings that total 100 percent. The year end results of each measure is assessed against pre-defined
targets that are set at the beginning of the year (see page 21 for a complete review of the targets and results for the 2020 STIP).
The individual performance factor is based on the executive’s performance against annual objectives and other pre-defined
quantitative and qualitative goals that reflect the strategic and operational priorities critical to each executive’s role, including operational management, safety, financial and other objectives such as customer satisfaction.
2020 STIP awards
The table below shows the calculation of the 2020 STIP awarded to each NEO. All salaries have been converted to Canadian dollars using an average exchange rate of $1.3415 for 2020, with the exception of Mr. Velani, whose salary is set in U.S. dollars, but paid in Canadian dollars, and is subject to a foreign exchange adjustment of $1.3499. Mr. Ellis’ salary was set in Canadian dollars.

Target Opportunity Performance FactorsTargetshort-termincentive(as a % ofbase salary)Corporateperformancefactor75%(0-200%)Individualperformancefactor25%(0-200%)2020short-termincentive award($)Year EndBase Salary($)3,442,3591,263,4521,149,741827,327638,0041,601,097812,640739,502598,644531,449125% 172%172%172%172%172%172%175%175%175%170%90%90%80%70%xxxxxx +++++[[[[[ [[[[[ =====xxxxNadeem VelaniJohn BrooksJeffrey Ellis(1)Mark Redd(1)Keith Creel

(1)	Mr. Redd and Mr. Ellis elected to defer a proportion of their 2020 STIP award to DSUs.

Assessing individual performance
Executives set individual performance objectives before the start of every financial year. The individual performance factor ranges from 0 to 200 percent.

Executive	2020 individual performance factor	The individual performance factor for the CEO cannot exceed the corporate performance factor. This ensures the payout factor for the CEO aligns with CP’s overall performance.
Keith Creel	172%
Nadeem Velani	175%
John Brooks	175%
Mark Redd	175%
Jeffrey Ellis	170%

The Compensation Committee sets the individual performance factor for the CEO. The CEO reviews the performance of his direct reports against their objectives, and recommends their individual performance factors to the Compensation Committee.

See the profiles beginning on page 28 to read about each executive’s individual performance in 2020.
Assessing corporate performance
In 2020, we demonstrated the strength, commitment and resiliency of our CP family. In one of the most challenging years we have faced, our performance was remarkable as our precision scheduled railroading operating model enabled us to achieve our lowest-ever operating ratio of 57.1 percent and only saw a 1 percent decrease in our revenues from 2019. Our adjusted diluted earnings per share
(1)
rose 7.5 percent to a record $17.67 from $16.44 in 2019. From a safety perspective, we finished 2020 with our lowest ever Federal Railroad Administration (FRA)-reportable rates for both personal injuries and train accidents.
FRA-reportable
personal injuries were down 22 percent from 2019 with a frequency of 1.11 and
FRA-reportable
train accident frequency fell by 9 percent from the prior year to 0.96.
In addition to the current industry standard FRA train accident frequency metric, an additional safety metric for FRA personal injury frequency was included as a performance factor of the STIP in 2020. Our employees work in an industrial setting where the potential for injury is high. Adding this measure reinforces CP’s commitment to ensure our employees get home safe each day. The STIP weighting for safety will continue to be 20 percent, with 10 percent each allocated to FRA train accident frequency and FRA personal injury frequency.

2020 Scorecard results
The table below shows the 2020 scorecard and results. The targets were set with stretch goals to motivate strong performance.
The Board sets a corporate hurdle for operating income at $2 billion. There is no payout if we do not achieve that corporate hurdle. If we achieve the hurdle but corporate performance is below threshold for all measures, then only the individual performance factor is used to calculate the awards. Corporate results between 50 and 200 percent of target are interpolated.

Performance measure (Weighting)	Why the measure is important	Threshold (50%)	Target (100%)	Exceptional (200%)	2020 Reported Result	2020 STIP Result (2)	Score
Financial measures
STIP Operating ratio (35%) Operating expenses divided by total revenues based on an assumed fuel price and foreign exchange rate	Continues our focus on driving down costs while focusing on growth strategy	59.9%	59.4%	58.9%	57.1%	57.2%	200%
STIP Operating income (35%) ($ millions) Total revenues less total operating expenses based on an assumed foreign exchange rate	Highlights the importance of revenue growth to our corporate strategy	3,275	3,330	3,410	3,310	3,346	121%
Safety measures
FRA Train Accident Frequency (10%) Number of FRA reportable train accidents which meet FRA reporting thresholds per million train miles	CP has long been an industry leader in rail safety and we are more focused on it than ever, committed to protecting our people, our communities, our environment and our customers’ goods	1.10	1.06	0.99	0.96	0.96	200%
FRA Personal Injury Frequency (10%) Number of FRA reportable injuries per 200,000 employee hours	As safety is our top priority, we introduced FRA Personal Injury as an additional safety metric under our STIP for 2020	1.40	1.35	1.25	1.11	1.11	200%
Operating measure
Trip Plan Compliance (10%) Calculated as the number of shipments completed on time (less than 12 hours late vs. baseline plan), divided by the total number of shipments completed	Trip plan compliance is a detailed schedule of performance and the core of CP’s product offering. It balances between customer needs and what we are capable of delivering It is critical to the service we provide customers and to our growth strategy.	75%	80%	85%	85%	85%	200%
Corporate performance factor							172%
(1)	Adjusted diluted EPS is a non-GAAP measure. Non-GAAP measures are defined and reconciled on pages 61-69 of CP’s Annual Report on Form 10-K for the year ended December 31, 2020.
(2)
The Compensation Committee may adjust the results for unusual or non-recurring
items that are outside our normal business and do not accurately reflect our ongoing operating results or business trends and affect the comparability of our financial performance year over year. Results used under the STIP could therefore differ from our reported GAAP results. Significant items that were adjusted so that they do not impact, either favourably or unfavourably, the assumptions made when the STIP targets were planned include: foreign exchange rates, fuel price and land sales, all of which were adjusted to reflect the original assumptions made in our 2020 budget. Consequently, Operating Income was adjusted upwards compared to our reported results which increased the bonus payment.

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
As a result, the Compensation Committee can reduce the corporate performance factor for any executive officer as it deems appropriate, as long as it follows the principles. The Board can also use its discretion to adjust the targets and payouts up or down, following the principles set out by the Compensation Committee. The Compensation Committee did not exercise any discretion for short-term incentive plan and annual long-term incentive plan in 2020.

Following a thoughtful review and discussion of overall company performance and shareholder return, the Compensation Committee recommended to the Board that it would be appropriate to exercise positive discretion to the payout and vesting performance factors for a 2018 retention grant for which the performance period ended on December 31, 2020. The grant, consisting of PSUs and performance stock options (PSOs), was awarded to a number of key senior leaders (including Mark Redd prior to him becoming an NEO). See Outstanding share-based awards and option-based awards on page 42 for more details.
(1)
Long-term incentive plan (LTIP)
Our long-term incentive awards focus executives on medium and longer term performance to create sustainable shareholder value.
The table below summarizes the terms of our current long-term incentive plans.

	Performance share units (60%)	Stock options (40%)
Purpose	• notional share units to align compensation with medium-term financial and market objectives	• equity-based compensation to align executives with long-term performance of our shares and business
Term	• three years	• seven years
Vesting	• the number of units that vest is based on performance over a three-year period • cliff vest at the end of three years to the extent performance vesting conditions are met and Board approval	• vest 25% every year beginning on the first anniversary of the grant date
Payout
• paid out in cash based on units earned and the average closing share price for the 30 trading days prior to the end of the performance period on the TSX or NYSE

• includes dividends earned quarterly at the same rate as dividends paid on our shares

• no guarantee of a minimum payout

• if performance is exceptional on a measure the Board may approve a payout of up to 200%
• right to buy CP shares at a specified price after vesting • does not attract dividends • only have value if our share price increases above the exercise price
Restrictions	• must achieve threshold performance level on a measure otherwise the payout factor for that measure is zero and a portion of the award is forfeited	• no exercises can be made during a blackout period • financial assistance is not provided to facilitate the purchase of shares under the stock option plan
Assignment	• not permitted other than by operation of law
• options will continue to vest and expire on the scheduled expiry date if the holder’s employment ends due to permanent disability. If an option holder dies, the options will expire 12 months following the date of death and may be exercised by the holder’s estate.

• can only be assigned to the holder’s family trust, holding corporation or retirement trust, or a legal representative of a holder’s estate or a person who acquires the holder’s rights by bequest or inheritance

(1)
Although the recommendation to exercise discretion with respect to payout and vesting performance factors was made following the conclusion of the performance period ending December 31, 2020, the July 2018 special retention grants do not vest until July 20, 2021 and are settled based on the average closing price per share on the applicable stock exchange during the immediately preceding 30 days prior to July 20, 2021.

	Performance share units (60%)	Stock options (40%)
Termination Provisions
Resignation	• all units cancelled	• 30 days to exercise any vested options; unvested options are cancelled
Retirement (1)	• units continue to vest as long as unit holder has a minimum of six months of service in the performance period	• options continue to vest and expire on the earlier of five years from retirement or the original expiry date
Termination without Cause	• pro-rated to termination date as long as unit holder has a minimum of six months of service in the performance period	• six months to exercise vested options; unvested options are cancelled
Termination with Cause	• all units cancelled	• all options cancelled
Change of Control (2)	• pro-rated to change of control date • if unit holder is terminated without cause – pro-rated to termination date	• all options vest immediately (2)
(1)	Retirement with three months’ notice required in 2020. For 2021, six months’ notice will be required to allow for business continuity and knowledge transfer.
(2)	Stock options have a double trigger clause requiring a change of control and the option holder to be terminated without cause.
Stock options and PSUs are approved and granted annually in January immediately after the fourth quarter financial statement blackout period, and after the Compensation Committee has reviewed the year-end
financial results in detail.
Grants are also made during the year for special situations such as retention or new hires. Special grants can include PSUs, stock options, Restricted Share Units (RSUs), or DSUs. These grants are made on the first Tuesday of the month following CEO approval as long as the Company is not in a blackout period. If we are in a blackout period, the grant is made after the blackout has been lifted.
In addition, the CEO, the Chair of the Board and the Chair of the Compensation Committee have authority to grant options to certain employees based on defined parameters, such as the position of the employee and the expected value of the option award. In 2020, the Compensation Committee authorized a pool of 50,000 options for allocation by the CEO, who granted 8,297 options to seven employees for retention and to recognize performance.
Non-Compete
and
Non-Solicitation
We are mindful of the demand for experienced and talented railroaders, particularly those with backgrounds in precision scheduled railroading. To manage near-term retention risk, our long-term incentive award agreements contain non-compete,
non-solicitation
and other restrictive clauses, including
non-disclosure
restrictions.

2020 long-term incentive awards
To determine the appropriate value of long-term incentive grants provided to the NEOs, the Compensation Committee considers the practices of our comparator group and internal factors, including executive retention, dilutive impact and long-term value creation.
Target award levels are set based on a percentage of salary. The table below shows the 2020 long-term incentives targets and grant awarded in 2020 for the NEOs.

	2020 long-term	2020 long-term
	incentive	incentive	Allocation
	target	award	Performance share units		Stock options
Executive	(as a % of salary)	(grant value) ($) (1)	($)	(#)	($)	(#)

Keith Creel (2),(3)	560%	10,983,025	6,826,446	19,144	4,156,579	57,432
Nadeem Velani (4)	300%	2,975,517	1,818,076	5,172	1,157,441	17,455
John Brooks (2)	275%	2,491,031	1,548,288	4,342	942,743	13,026
Mark Redd (2),(4)	250%	1,833,492	1,139,643	3,196	693,849	9,587
Jeffrey Ellis	200%	1,338,239	817,705	2,326	520,534	7,850

(1)	See the summary compensation table on page 39 for details about how we calculated the grant date fair values of the PSUs and stock options. Both were calculated in accordance with FASB ASC Topic 718.
(2)	The grant value of the awards based on the NYSE trading price has been converted to Canadian dollars using a 2020 average exchange rate of $1.3415.
(3)
Effective January 1, 2020, Mr. Creel’s long-term incentive target was increased to 660 percent of his base salary; however consistent with Mr. Creel’s 2017 employment agreement (as amended January 1, 2019), his LTIP target has been reduced by 100% to fund an upfront performance options grant that he received in 2017. Therefore, his target was 560 percent of his base salary in 2020.

(4)	Mr. Velani and Mr. Redd elected to defer a proportion of their 2020 PSU award to DSUs.
Performance share units (PSUs)
PSUs focus executives on achieving medium-term goals within a three-year performance period. The Board sets performance measures, thresholds and targets at the beginning of the performance period.
The number of units that vest is based on our performance over the three-year period. We must achieve threshold performance on a measure, otherwise the payout factor for that measure is zero and a portion of the award is forfeited. If performance is exceptional on a measure, the Board may approve a payout of 200 percent. PSUs earn additional units as dividend equivalents at the same rate as dividends paid on our shares. The award is paid out in cash on the number of units earned and the average closing share price for 30 trading days prior to end of the performance period on TSX or NYSE. However, PSU awards may also be paid out in shares purchased on the open market, on the CEO’s recommendation, using the after-tax
value.

2020 PSU awards
The performance period for the 2020 PSU awards is January 1, 2020 to December 31, 2022. Performance will be assessed against the measures in the table below. Awards will be interpolated if results fall between threshold and exceptional.

2020 PSU performance measures	Why the measure is important	Threshold (50%)	Target (100%)	Exceptional (200%)	Weighting
PSU three-year average return on invested capital (ROIC) Net operating profit after tax divided by average invested capital	Focuses executives on the effective use of capital as we grow Ensures shareholders’ capital is employed in a value-accretive manner	15.3%	16.0%	16.7%	70%
Total shareholder return (TSR) Measured over three years. The percentile ranking of CP’s TSX Compound Annual Growth Rate (CAGR) relative to the companies that make up the S&P/TSX 60	Compares our TSR on the TSX to the broader S&P/TSX 60 to reflect our progress relative to the Canadian market Aligns long-term incentive compensation with long-term shareholder interests	25th percentile	50th percentile	75th percentile	15%
Total shareholder return (TSR) Measured over three years. The ordinal ranking of CP’s NYSE CAGR relative to the Class 1 Railroads	Compares our TSR on the NYSE to the publicly traded Class 1 Railroads to ensure we are competitive against our primary competitors. Aligns long-term incentive compensation with long-term shareholder interests	4th	3rd	1st	15%
At the end of the three-year performance period, the starting point for determining relative TSR will be the
10-day
average closing share price of our shares on the appropriate index prior to January 1, 2020 and the closing point will be the
10-day
average closing share price of our shares on the appropriate index prior to January 1, 2023. TSR is adjusted over the period to reflect dividends paid. The payout multiplier is interpolated if our performance falls between 50 and 200 percent. If results are below the threshold level for any of the performance measures, units for that specific measure will be forfeited.
We calculated the number of PSUs to be granted to each executive by dividing the grant value by the theoretical value of a PSU (using the Willis Towers Watson binomial lattice model methodology), applied to our
30-day
average closing share price on the TSX or the NYSE prior to the day of the grant.
The table below shows the details of the 2020 annual PSU award grant. The grant value of the PSU awards based on the NYSE trading price have been converted to Canadian dollars using a 2020 average exchange rate of $1.3415.

Executive	Grant value ($)	Number of PSUs	Grant price
Keith Creel	6,826,446	19,144	US$	265.81 (NYSE)
Nadeem Velani (1)	1,818,076	5,172		$351.55 (TSX)
John Brooks	1,548,288	4,342	US$	265.81 (NYSE)
Mark Redd (1)	1,139,643	3,196	US$	265.81 (NYSE)
Jeffrey Ellis	817,705	2,326		$351.55 (TSX)

(1)	Mr. Velani and Mr. Redd elected to defer a proportion of their 2020 PSU award to DSUs.
New for 2021 PSU awards
As we continue to focus on growth and the effective use of capital investments, the Board has approved increasing the maximum payout opportunity for the PSU measure, ROIC from 200 percent to 270 percent. The targets for ROIC have been set with stretch goals to motivate strong performance over the next three years. This will result in an overall maximum payout opportunity of 249 percent for the 2021 PSU awards for all eligible employees. Other PSU performance measures and all weightings from our 2020 PSU awards remain the same.

Stock options
Stock options focus executives on longer term performance. The management stock option incentive plan was introduced in October 2001. Stock options granted before 2017 expire 10 years from the date of grant and generally vest 25 percent each year over four years, beginning on the first anniversary of the grant date. Options awarded on or after January 1, 2017 have a seven-year term and vest 25 percent each year beginning on the first anniversary date of the grant. The grant price is the last closing price of our common shares on the TSX or the NYSE on the applicable grant date. Options only have value for the holder if our current share price increases above the grant price before the expiry of the option.
For all grants, if the expiry date falls within a blackout period, the expiry date will be extended to 10 business days following the last date of the blackout period. If a further blackout period is imposed before the end of the extension, the term will be extended another 10 days after the end of the additional blackout period.
2020 stock option awards
We calculated the number of options to be granted to each executive by dividing the grant value by the theoretical value of an option (using the Willis Towers Watson binomial option pricing methodology), applied to our
30-day
average closing share price on the TSX or the NYSE prior to the day of the grant, as applicable.
The table below shows the details of the 2020 annual stock option award grant.

Executive	Grant value ($) (1)	# of options	Grant price
Keith Creel	4,156,579	57,432	US$	265.81 (NYSE)
Nadeem Velani	1,157,441	17,455		$351.55 (TSX)
John Brooks	942,743	13,026	US$	265.81 (NYSE)
Mark Redd	693,849	9,587	US$	265.81 (NYSE)
Jeffrey Ellis	520,534	7,850		$351.55 (TSX)

(1)	The grant value of the stock option awards based on the NYSE trading price have been converted to Canadian dollars using a 2020 average exchange rate of $1.3415.
About the stock option plan
The table below sets out the limits for issuing options under the plan:

As a percent of the number of shares outstanding
Maximum number of shares that may be reserved for issuance to insiders as options	10%
Maximum number of options that may be granted to insiders in a one-year period	10%
Maximum number of options that may be granted to any insider in a one-year period	5%
As a percent of the number of shares outstanding at the time the shares were reserved
Maximum number of options that may be granted to any person	5%
We measure dilution by determining the number of options available for issuance and the number of options outstanding as a percentage of outstanding shares. Our potential dilution at the end of 2020 was 1.7 percent. Notwithstanding the limits noted above, the dilution level, measured by the number of options available for issuance as a percentage of outstanding shares continues to be capped, at the discretion of the Board, at 7 percent.
The table below shows the burn rate
for the last three fiscal years, calculated by dividing the number of stock options granted in the fiscal year by the weighted average number of outstanding shares for the year.

as at December 31	2018	2019	2020
Number of options granted	282,125	224,730	217,240
Weighted number of shares outstanding	142,885,817	138,771,939	135,438,610
Burn rate	0.20%	0.16%	0.16%

The table below shows the options outstanding and available for grant from the stock option plan as at December 31, 2020.

	Number of options/shares	Percent of outstanding shares
Options outstanding (as at December 31, 2020)	1,387,366	1.04%
Options available to grant (as at December 31, 2020)	895,969	0.67%
Shares issued on exercise of options in 2020	285,068	0.21%
Options granted in 2020	217,240	0.16%
Since the launch of the stock option plan in October 2001, a total of 18,078,642 shares have been available for issuance under the plan and 15,795,307 shares have been issued through the exercise of options.
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

Payout of 2018 PSU award
On December 31, 2020, the 2018 PSU grant for the performance period of January 1, 2018 to December 31, 2020 vested and was paid out on February 5, 2021.
The NEOs and all other eligible employees received a total payout of 200 percent on the award. The table below shows the difference between the actual payout value and the target grant value for each NEO.

2018 targetgrant value($)(1)2018 PSUaward(# of units)Dividendequivalents(# of units)2018 PSUperformancefactor(0-200%)Market shareprice(2)PSU value($)(3)4,369,7571,199,385424,798406,650384,53118,300 5,2121,7791,7031,671540154525049200%US$335.39$432.25US$335.39US$335.39$432.2516,089,9674,639,0311,564,1561,497,3341,487,303 [ + ] X = Keith Creel Nadeem Velani John Brooks Mark Redd Jeffrey Ellis

(1)	The grant value for Mr. Creel, Mr. Brooks and Mr. Redd was converted to Canadian dollars using an exchange rate of $1.2957 for 2018.
(2)	Reflects the 30-day average closing share price prior to December 31, 2020 on the TSX ($432.25) and NYSE (US$335.39) when both markets were open.
(3)	The PSU payout value for Mr. Creel, Mr. Brooks and Mr. Redd was converted using a 2020 year-end exchange rate of $1.2732.

How we calculated the 2018 PSU performance factor
The PSU performance factor for the three-year period from January 1, 2018 to December 31, 2020 is 200 percent, as shown in the table below. The payout value has been calculated in accordance with the terms of the PSU plan and the 2018 award agreement.

PSU performance measures	Threshold (50%)	Target (100%)	Maximum (200%)	PSU result	Weighting	PSU performance factor
3 Year Average Adjusted Return on Invested Capital (1)	14.5%	15.0%	15.5%	16.6%	60%	200%
TSR to S&P/TSX Capped Industrial Index	25th percentile	50th percentile	75th percentile	85th percentile	20%	200%
TSR to S&P 1500 Road and Rail Index	25th percentile	50th percentile	75th percentile	88th percentile	20%	200%
PSU performance factor						200%
(1)	Adjusted Return on Invested Capital is a non-GAAP measure. Non-GAAP measures are defined and reconciled on pages 61-69 of CP’s Annual Report on Form 10-K for the year ended December 31, 2020.
KEITH E. CREEL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Creel has been President and Chief Executive Officer (CEO) since his appointment on January 31, 2017. He joined CP in February 2013 as President and Chief Operating Officer (COO). Prior to joining CP, Mr. Creel had a very successful operating career that began in 1992 at Burlington Northern as a management trainee in operations, which later led to his appointment to EVP and COO at CN in 2010. Mr. Creel obtained a Bachelor of Science in marketing from Jacksonville State University and completed the Advanced Management Program at the Harvard Business School. He served as a commissioned officer in the U.S. Army and is a Persian Gulf War veteran.

At CP, our purpose is to deliver transportation solutions that connect North America to the world. By doing this safely and efficiently, we create long-term, sustainable value for our employees, shareholders and the broader economy. From our multi-year strategic business plans to our daily operations and sales and marketing playbooks, everything we do is driven by, and tested against, our purpose and our values of accountability, diversity and pride.

Accomplishments in 2020
This past year, we could not have anticipated the impact of the
COVID-19
pandemic. We took measures to protect our employees, our customers and the communities in which we operate. Through collaboration, adaptability, accountability and partnership with union leadership and CP employees, our heroic front-line essential workers rose to the challenge to support the North American economy and continue to provide goods and services at a critical time in the world’s history. Under Mr. Creel’s leadership, our world-class railroaders took the global pandemic as an opportunity to demonstrate our resilient, industry-leading culture which will continue to propel us into the future. To acknowledge these extraordinary efforts, we provided each of our union employees who worked or were laid off in 2020 with a one-time
gross payment of $1,500. Despite the pandemic, our employees continued to serve our customers, neighbours and communities.
We continued to focus on our five foundations designed to achieve our goal of being the best railroad in North America by providing service, controlling costs, optimizing assets, operating safely and developing people. In 2020, we dedicated further focus on environmental, social, and governance (ESG) objectives including diversity and inclusion initiatives, innovative technology and driving safety improvements which further enable long-term sustainable, profitable growth.
Led by Mr. Creel, we were able to achieve our lowest-ever yearly operating ratio in 2020 of 57.1 percent. This is a result of the company’s disciplined approach to precision scheduled railroading. Despite challenging macroeconomic conditions, including the
COVID-19
pandemic, revenues only decreased by 1 percent to $7.71 billion from $7.79 billion in 2019. Diluted earnings per share (EPS) increased 3 percent to a record $17.97 from $17.52 and adjusted diluted EPS
(1)
rose 7.5 percent to a record $17.67 from $16.44.

(1)	Adjusted diluted EPS is a non-GAAP measure. Non-GAAP measures are defined and reconciled on pages 61-69 of CP’s Annual Report on Form 10-K for the year ended December 31, 2020.

Throughout 2020, we continued to invest in our people by progressing our focus on diversity and inclusion with the establishment of our Diversity Commitment. Our Indigenous, racial and gender diversity councils work to ensure we create a feedback rich environment which supports our corporate direction and provides education to facilitate a deeper understanding of one another. We continue to invest in our employees through our foundational leadership programs as well as new leadership initiatives. In 2020, we launched a new program aimed at front line leaders, as well as introducing CP’s new leadership competency framework designed to drive results, provide thought leadership, lead by example and coach and develop talent. CP’s veteran program was recognized by Canada’s Best Diversity Employers
®
of 2020 and we were named in the top 10 Military Friendly
®
employers in the United States for 2021.
We accelerated key safety initiatives this year which include: leveraging 10 analytics to develop the train inspection portal, the first to be approved by Transport Canada, implementing cold wheel technology to proactively monitor the heat imprint on wheel braking systems and implementing a broken rail detection system at a fraction of the cost of the traditional centralized traffic control method.
By using the train inspection portal, we can detect 87 percent more defects than manual inspection, which achieves safety improvements and better asset management. To proactively address the working activity of the braking system, our cold wheel technology monitors the wheel temperature instead of air temperature. Currently in use for coal and potash trains, we anticipate further use cases with grain, sulphur and intermodal trains. The broken rail detection system was implemented in non-signal
dark territory which allows notification of a broken rail before a derailment occurs. The result is improved safety and performance creating better outcomes for our customers and the communities in which we operate.
Our commitment to the Home Safe program is unwavering, as it empowers all employees to begin a safety conversation, regardless of seniority or position, in the workplace and at home. This program, along with a personal commitment from each of our employees, has resulted in industry-leading 0.96 Federal Railroad Administration (FRA) train accidents per million train miles and 22 percent improvement in FRA Personal Injury frequency ending the year at 1.11. Operating safely is a constant journey evidenced by CP hosting its second Safety Awards for Excellence, celebrating outstanding employee safety leadership.
We recognize that long-term sustainable growth requires ambitious vision. Led by Mr. Creel, we continued the next stages of our growth, building on our culture of innovation to adapt our business and continue to work with all stakeholders to position CP for a sustainability driven future. Looking ahead, we continue to confront the challenge of climate change. We released our first climate statement in July 2020 to underscore our commitment to being a leader in the North American transition to a low carbon future. At CP, we have improved our fuel efficiency by 43 percent since 1990 and currently, CP is 13.8 percent better than the North American Class 1 freight railway average.
We acknowledge that fuel efficiency alone is not enough and we are leveraging emerging technologies, renewable fuels, partnerships and innovative ways of running our business. Our commitment includes: setting a science-based target to reduce our emissions in line with the Paris Agreement, conducting scenario analysis to understand the range of possible impacts from climate change as they relate to our business and we plan to formalize the integration of climate-related risks into our enterprise risk-management mitigation strategies.
Mr. Creel has led our operational excellence by driving actionable results, including, developing one of the largest private solar operations in the province of Alberta to come online in early 2021 generating up to five megawatts of electricity while avoiding an estimated 2,600 tonnes of carbon emissions a year, equal to taking 570 cars off the road. Through our fleet modernization program, economic efficiency continues to progress with: high-efficiency product grain trains moving 40 percent more grain than the standard traditional grain trains; and trip optimizers to be installed on 85 percent of our high-powered line locomotives by 2025. We are adapting our business and operations to changing conditions in order to fight against climate change including a pilot project for a hydrogen-powered locomotive, which supports the decarbonization of the freight transportation sector.
CP was recognized for our leadership in sustainability by being named to the 2020 Dow Jones Sustainability Index North America. We are proud to have achieved a leadership level score of
A-
for our 2020 climate change disclosure reporting as evaluated by CDP, an internationally recognized non-profit
organization that assesses companies on their climate-related performance and transparency. CP’s progress was featured as a “Story of Change” by CDP, intended to inspire other companies.

Mr. Creel spearheaded our efforts to extend our reach through various initiatives in 2020 including a strategic multi-year agreement with A.P. Moller-Maersk benefiting North American customers and the environment, and the Hapag-Lloyd AG extension of our long-term rail service agreement. We joined the TradeLens blockchain shipping platform, opened a new multi-commodity transload facility in Montréal, Québec and expanded our reach to the Port of Saint John, New Brunswick. In 2020, we also successfully completed the acquisition and commercial integration of Central Maine and Québec Railway (CMQ) and acquired full ownership of the Detroit River Rail Tunnel resulting in reduced operating costs for CP.
Even with the challenges presented by the
COVID-19
pandemic, Mr. Creel held town hall meetings to connect with employees, and met regularly with external stakeholders, including investors, industry associations, government, regulators, customers and policy makers. We are proud to share that Mr. Creel was named Railway Age 2021 Railroader of the Year. Institutional Investor’s 2020
All-Canada
Executive Team named CP
top-ranked
in capital goods/industrial sector, recognizing Mr. Creel as the top CEO.
2020 compensation
The table below shows the compensation awarded to Mr. Creel for 2020. The assessment was reviewed by the Compensation Committee, and reviewed and approved by the Board.

Compensation (in CAD $‘000)	2020
Fixed
Salary	1,601
At-risk
Short-term incentive	3,442
Long-term incentive
- PSUs	6,826
- Stock options	4,157
Total direct compensation	16,026
Total target direct compensation	12,569

Note:
All values above are derived from the Summary Compensation Table on page 39
Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants
Total target direct compensation includes base salary, target short-term and target long-term incentives

2021 compensation
The Compensation Committee, in collaboration with FW Cook, conducted a comprehensive review of Mr. Creel’s compensation in conjunction with competitive market information as well as corporate and individual performance. In order to align Mr. Creel’s 2021 compensation with CP performance levels and Class 1 Railroad CEOs, we have increased his 2021 target LTIP award by US$1 million (C$1.34 million). No changes were made to Mr. Creel’s base salary or target STIP percentage.
Realized and realizable pay
The value of Mr. Creel’s incentive compensation is based on our performance over the period and, for the long-term incentive, our share price when the awards vest. The graph below shows the three-year average of Mr. Creel’s granted and realized and realizable pay from 2018 to 2020.

Summary compensation table.
Reflects
average of salary earned, actual cash bonus and long-term incentives granted as disclosed in the summary compensation table on page 39

Realized and realizable.
Reflects
average of salary earned, actual cash bonus, the value of long-term incentive awards that have vested or been exercised and the estimated current value of unvested long-term incentive awards granted from 2018 to 2020
• the value of vested 2018 PSUs paid in February 2021 was calculated using the
30-day
average trading price of our shares prior to December 31, 2020 of US$335.39 on the NYSE with a performance multiplier of 2.0 and includes reinvested dividends up to the payment date
• the value of unvested 2019 and 2020 PSUs are based on the closing price of our shares on December 31, 2020 of US$346.69 on the NYSE with a performance multiplier of 1.0 and includes reinvested dividends
• the value of unvested/unexercised stock options is based on the closing price of our shares on December 31, 2020 of US$346.69 on the NYSE
• the values for salary earned and actual cash bonus are as disclosed in the summary compensation table on page 39
• the value of any realized and realizable PSUs and stock options have been converted into Canadian dollars using the 2020 year-end
exchange rate of $1.2732

Pay linked to shareholder value
The table below shows Mr. Creel’s total direct compensation in Canadian dollars in each of the last three years, compared to its realized and realizable value as at December 31, 2020. We also compare the realized and realizable value of $100 awarded in total direct compensation to Mr. Creel in each year to the value of $100 invested in shares on the first trading day of the period, assuming reinvestment of dividends, to show a meaningful comparison of shareholder value.

(in CAD $‘000)				Value of $100

	Compensation awarded ($)	Realized and realizable value of compensation as at December 31, 2020 ($)	Period	Keith Creel ($)	Shareholder ($)
2018	11,491,066	29,528,025	Jan 1, 2018 to Dec 31, 2020	257	199
2019	14,029,129	24,107,429	Jan 1, 2019 to Dec 31, 2020	172	187
2020	16,026,481	19,467,579	Jan 1, 2020 to Dec 31, 2020	121	135
Mr. Creel’s compensation awarded values are as disclosed in the summary compensation table. Mr. Creel’s realized and realizable value for salary earned and actual bonus received have been converted to Canadian dollars using the following average exchange rates: $1.2957 for 2018, $1.3269 for 2019 and for $1.3415 for 2020. The value of any realized and realizable long-term incentive is converted into Canadian dollars using the 2020 year-end
exchange rate of $1.2732.

NADEEM S. VELANI
EXECUTIVE VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

Mr. Velani has been Executive Vice-President and Chief Financial Officer since October 17, 2017. Mr. Velani joined CP in March 2013 after spending approximately 15 years with CN where he held a variety of leadership positions in financial planning, sales and marketing, investor relations and the Office of the President and CEO.

Mr. Velani is a key member of the CP senior management team responsible for the long-term strategic direction of the Company. Responsibilities include financial planning, investor relations, reporting and accounting systems, as well as pension, tax, treasury and internal audit functions. Mr. Velani obtained a Bachelor of Economics from Western University and an MBA in Finance/International Business from McGill.

Accomplishments in 2020
In 2020, Mr. Velani executed the Company’s strategic multi-year plan to drive sustainable profitable growth, and despite the challenging economic environment due to the
COVID-19
pandemic, we were able to achieve our lowest-ever yearly operating ratio in 2020. We achieved an operating ratio in 2020 of 57.1 percent, an improvement of 280 bps year over year.
With Mr. Velani’s leadership, CP was recognized for our leadership in sustainability, being named to the 2020 Dow Jones Sustainability Index (DJSI) North America. The index measures corporate sustainability leaders’ performance through a comprehensive assessment of economic, environmental and social criteria. The top companies were selected this year from a record number of participants in the 2020 Corporate Sustainability Assessment.
Throughout 2020, we have delivered strong financial results and operational performance. Mr. Velani leveraged the accounting and planning function to provide insights to drive business results and work collaboratively with the operations and sales and marketing teams. We aligned budgeted expense and resources to support growth at low incremental costs while not compromising service or safety excellence, and continued to implement our pension asset management strategy. Mr. Velani delivered on the capital allocation strategy, adjusting to the market while continuing to drive long-term shareholder return, resulting in a diluted earnings per share (EPS) increased 3 percent to $17.97 from $17.52 and adjusted diluted EPS
(1)
rose 7.5 percent to $17.67 from $16.44. In addition, Mr. Velani championed company-wide leadership development programs as co-chair
of CP’s Diversity and Leadership Steering Committee.
Financial Executives International Canada, PwC Canada and Robert Half recognized Mr. Velani as Canada’s CFO of the Year for 2020 as a result of significant contributions to business in Canada. Institutional Investor’s 2020
All-Canada
Executive Team named Mr. Velani as the top CFO in the capital goods/industrials sector. In addition, Mr. Velani was recognized as one of the inaugural Canada’s 50 Best Executives 2020 by the Globe and Mail’s Report on Business.
2020 compensation
The table below is a summary of the compensation awarded to Mr. Velani for 2020. The assessment was reviewed by the Compensation Committee, and reviewed and approved by the Board.

Compensation (in CAD $’000)	2020
Fixed
Salary	790
At-risk
Short-term incentive	1,263
Long-term incentive
- PSUs	1,818
- Stock options	1,157
Total direct compensation	5,028
Total target direct compensation	3,982

Note:
All values above are derived from the summary compensation table on

Mr. Velani elected to defer a proportion of his 2020 PSUs to DSUs
Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants
Total target direct compensation includes base salary, target short-term and target long-term incentives

(1)	Adjusted diluted EPS is a non-GAAP measure. Non-GAAP measures are defined and reconciled on pages 61-69 of CP’s Annual Report on Form 10-K for the year ended December 31, 2020.

JOHN K. BROOKS
  EXECUTIVE VICE-PRESIDENT AND CHIEF MARKETING OFFICER

Mr. Brooks has been Executive Vice-President and Chief Marketing Officer (CMO) since February 14, 2019 after having served as Senior Vice-President and Chief Marketing Officer from February 2017. Mr. Brooks started his railroading career with Union Pacific and later helped start I&M Rail Link, LLC, which was purchased by the Dakota, Minnesota and Eastern Railroad (DM&E) in 2002. When CP acquired the DM&E in 2007, Mr Brooks was Vice-President of Marketing.

With more than 26 years in the railroading business, Mr. Brooks has held senior responsibilities in all lines of business, including coal, chemicals, merchandise products, grain and intermodal. Mr. Brooks is responsible for strengthening relationships with existing customers, generating new opportunities for growth, enhancing the value of the Company’s service offerings and developing strategies to optimize CP’s business.

Accomplishments in 2020
Throughout 2020, Mr. Brooks was focused on proactive customer engagement and adapting to rapid market changes due to the
COVID-19
pandemic. This included measuring customer experience, which in turn resulted in record customer experience levels, and hosting virtual customer advisory council meetings, where Mr. Brooks engaged directly with key customers. These discussions allow us to better understand how we can further strengthen our service offering and enhance customer communications by leveraging technology and innovation to support sustainable growth. Leading the sales and marketing team we were able to secure a multi-year rail agreement with A.P. Moller-Maersk to move freight through the ports of Vancouver and Montréal. This aligns with our commitment to sustainability, and this project will help reduce carbon emissions as a result of traffic being diverted to rail instead of truck. In addition, Hapag-Lloyd AG will begin regular service to the Port of Saint John, New Brunswick starting in 2021. In 2020, Mr. Brooks led
ESG-related
training for the sales and marketing organization and embedded ESG reviews, including a sustainability measure into business cases and customer communications.
Additional accomplishments included commercially completing the onboarding of the recently acquired Central Maine & Québec Railway (CMQ) which creates the opportunity to move products for every line of business in our portfolio, the ongoing development of the sales and marketing team, revenue growth, improving the quality of revenue, customer relationships and network development by expanding our reach through new market offerings, transloads and short lines and enhancing our product offering.
Mr. Brooks continues to lead and champion the expansion of our footprint and network upgrades to increase capacity, growth for our shareholders and customers, while sustaining industry-leading performance and efficiency. In 2020, CP realized gains in intermodal, automotive, forest products, energy, chemicals and plastics. Across all lines of business, there were key contract wins throughout the year that set us up well for 2020 and beyond.
Mr. Brooks lives by our values of accountability, diversity and pride. We are accountable to our customers to drive sustainable profitable growth and deliver for their supply chain to the market. We leverage our different backgrounds, experiences and perspectives to achieve creative supply chain solutions for our customers. For Mr. Brooks, pride is about professionalism and passion. By leveraging our values, CP is able to deliver for our customers, neighbours and communities. Mr. Brooks brings a breadth of experience to the CMO role that will continue to be pivotal to our continued growth and future success.

2020 compensation
The table below is summary of the compensation awarded to Mr. Brooks for 2020. The assessment was reviewed by the Compensation Committee, and reviewed and approved by the Board.

Compensation (in CAD $’000)	2020
Fixed
Salary	735
At-risk
Short-term incentive	1,150
Long-term incentive
- PSUs	1,548
- Stock options	943
Total direct compensation	4,376
Total target direct compensation	3,439

Note:
All values above are derived from the summary compensation table on page 39
Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants
Total target direct compensation includes base salary, target short-term and target long-term incentives

MARK A. REDD
EXECUTIVE VICE-PRESIDENT OPERATIONS

Mr. Redd has been Executive Vice-President Operations since September 1, 2019, bringing to his role considerable leadership experience in rail operations and safety excellence. He joined CP in October 2013 as General Manager Operations U.S. West and has held various leadership positions. In February 2017, he became Senior Vice-President Operations Western Region. Mr. Redd was proudly named CP’s 2016 Railroader of the Year.

He leads the 24/7 operations of our network, which includes responsibility for network transportation, operations, mechanical, engineering, procurement and labour relations. Mr. Redd began his railroading career at Midsouth Rail in Jackson, Mississippi, and then moved to Kansas City Southern (KCS) as an engineer and was eventually appointed Vice-President Transportation. He is also a former Chairman of the operating board for the Port Terminal Railroad Association in Houston, Texas. Mr. Redd holds a Bachelor and Master of Science in Management from University of Phoenix and Executive MBA from the University of Missouri – Kansas City.

Accomplishments in 2020
With the challenges presented by the
COVID-19
pandemic in 2020, Mr. Redd embraced the opportunity to partner with union leadership to support our front-line essential workers in delivering goods and services when the North American economy needed us most. The operations team also continued to focus on progressing safety excellence with 2020 marking the 15 th
consecutive year that CP led the industry by achieving its lowest ever Federal Railroad Administration (FRA)-reportable rates for both personal injuries and train accidents. 2020 saw
FRA-reportable
personal injuries down 22 percent from 2019 with a frequency of 1.11, and
FRA-reportable
train accident frequency improved by 9 percent from the previous year to 0.96. Leveraging our five foundations, precision scheduled railroading model, proactively engaging with employees and managing the operations efficiently, Mr. Redd’s team continues to deliver world-class service to our customers as evidenced by exceeding trip plan goals, achieving on time train departure and network fluidity.
Under Mr. Redd’s leadership, we had record setting operational performance in average train weights and train lengths in 2020, which improved operating efficiencies throughout our network and reinforced our commitment to sustainable growth and fighting climate change. Our Fuel Trip Optimizer (FTO) is one of the ways we are improving our overall fuel efficiency. We are nearly 75 percent complete in our subdivision rollout of new FTO enhancements, which allow us to increase FTO miles and, in turn, improve efficiency and reduce emissions.
We reached another milestone in our
10-year
journey towards the full activation of our Positive Train Control (PTC) system. We have successfully deployed our PTC system throughout all of our required U.S. subdivisions and met the mandated FRA criteria on December 31, 2020. We continue to work with our industry partners on system improvements. The Railway Association of Canada (RAC) recognized CP with a 2020 Safety Award for our wheel inspection technology. The system uses an array of 30 electromagnetic sensors embedded into the head of the rail, which proactively senses wheels with subsurface conditions that could lead to a broken wheel. We are the first in North America at practical operational implementation capacity.
Mr. Redd leads and fosters the development of a diverse and inclusive operations team by continuing to spearhead our Home Safe program, leadership training, mentoring emerging leaders and providing ongoing operations updates with frequent visits to the field throughout the pandemic to support the operating team. Mr. Redd is proud to co-chair
our Diversity and Leadership Steering Committee. In addition, we recognize the tremendous commitment and the outstanding efforts of our employees through CP’s Safety Awards. Employees provide thoughtful feedback on our safety walkabouts making us a safer CP family and ensuring we go home safe.

2020 compensation
The table below is a summary of the compensation awarded to Mr. Redd for 2020. The assessment was reviewed by the Compensation Committee and reviewed and approved by the Board.

Compensation (in CAD $’000)	2020
Fixed
Salary	595
At-risk
Short-term incentive	827
Long-term incentive
- PSUs	1,140
- DSUs	15
- Stock options	694
Total direct compensation	3,271
Total target direct compensation	2,574

Note:
All values above are derived from the summary compensation table on page 39
Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants
Total target direct compensation includes base salary, target short-term and target long-term incentives

JEFFREY J. ELLIS
CHIEF LEGAL OFFICER AND CORPORATE SECRETARY

Mr. Ellis has been Chief Legal Officer and Corporate Secretary since November 23, 2015. Mr. Ellis is accountable for the overall strategic leadership, and has oversight for the performance of the legal, corporate secretarial, government relations and public affairs functions at CP.

Prior to joining CP in 2015, Mr. Ellis was the U.S. General Counsel at BMO Financial Group. Before joining BMO in 2006, Mr. Ellis was in private practice in Ontario. Mr. Ellis holds a BA and MA from the University of Toronto, JD and LLM degrees from Osgoode Hall Law School as well as an MBA from Western University. Mr. Ellis is a member of the bars of New York, Illinois, Ontario and Alberta.

Accomplishments in 2020
Mr. Ellis and his team provide strategic guidance and have accountability for legal, communications and government affairs matters. Mr. Ellis’ team has been instrumental in facilitating communications and providing legal advice and support to the CP pandemic team during this unprecedented time of the
COVID-19
pandemic. His team also contributed to the execution of a strategic multi-year agreement with A.P. Moller-Maersk utilizing CP’s multi-commodity transload facility on the west coast. This strategic initiative will convert truck traffic to rail in the Vancouver market, thus reducing greenhouse gas emissions. In addition, Mr. Ellis’ team provided important support to facilitate the completion of CP’s purchase of the Central Maine & Québec Railway (CMQ) network, as well as the acquisition of the Detroit River Rail Tunnel resulting in future reduced operating costs for CP related to the movement of goods through the tunnel.
Mr. Ellis has built a high-performing legal, corporate secretarial, government affairs and communications team to facilitate CP’s achievement of our business objectives, providing advice and strategic thinking to various internal stakeholders. Mr. Ellis’ Corporate Secretary responsibilities include corporate governance practices, compliance with CP’s Code of Business Ethics and providing strategic guidance to CP’s senior management and its Board of Directors.
As a strong advocate for diversity and inclusion, Mr. Ellis is the chair of CP’s Indigenous Diversity Council founded in 2020, and is a member of the Executive Committee for Legal Leaders for Diversity and Inclusion. Mr. Ellis was a member of the Association of Canadian General Counsel (ACGC) Executive Committee (2018 to 2020), and is a former President of the ACGC. In 2020, with Mr. Ellis’ guidance, the Globe and Mail’s Board Games annual survey of corporate boards in Canada ranked CP second out of 221 S&P/TSX Composite companies based on its governance and executive compensation practices. Mr. Ellis is currently a Board member of the Railway Association of Canada.
2020 compensation
The table below is summary of the compensation awarded to Mr. Ellis for 2020. The assessment was reviewed by the Compensation Committee, and reviewed and approved by the Board.

Compensation (in CAD $’000)	2020
Fixed
Salary	521
At-risk
Short-term incentive	638
Long-term incentive
- PSUs	817
- DSUs	137
- Stock options	521
Total direct compensation	2,634
Total target direct compensation	1,966

Note:
All values above are derived from the summary compensation table on page 39
Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants
Total target direct compensation includes base salary, target short-term and target long-term incentives

Share performance
The graph below shows the total shareholder return of $100 invested in CP shares compared to the two major market indices over the last five years ending December 31, 2020 assuming reinvestment of dividends. The graph also shows the total compensation awarded to our NEOs for each of the past five years.
The graphs show that CP shares have outperformed the S&P/TSX Composite Index and the S&P 500 index while our NEOs’ total compensation has increased by a lesser rate in recent years. We have delivered significant shareholder value as our cumulative total return for the five-year period ending December 31, 2020 was 163 percent on the TSX and 186 percent on the NYSE.
The total compensation value for NEOs as disclosed in the summary compensation table is 0.4 percent of our total revenues of $7.71 billion for 2020.

Shareholder performance ($) NEO total compensation (CAD $000) at December 31 CP TSR (C$) CP TSR (US$) S&P/TSX Composite Index (C$) S&P 500 Index (US$) TDC ($ thousands) 2016 2017 2018 2019 2020 110 133 141 195 263 113 146 144 208 286 121 133 123 150 158 112 136 130 171 203 31,796 27,471 22,210 27,352 31,855
Note:
•	Total direct compensation (TDC) is the total compensation awarded to the NEOs, as reported in the summary compensation table in prior years.
•	In years where there were more than five NEOs, we used the following to calculate total direct compensation in the table above:
•	2020: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and Jeffrey Ellis
•	2019: Keith Creel, Nadeem Velani, John Brooks, Laird Pitz and Mark Redd
•	2018: Keith Creel, Nadeem Velani, Robert Johnson, Laird Pitz and John Brooks
•	2017: Keith Creel, Nadeem Velani, Robert Johnson, Laird Pitz and Jeffrey Ellis
•	2016: Hunter Harrison, Nadeem Velani, Keith Creel, Robert Johnson and Laird Pitz
•
Mr. Harrison, Mr. Creel, Mr. Brooks, Mr. Pitz, Mr. Redd and Mr. Johnson were paid in U.S. dollars and their amounts have been converted using the following average exchange rates: $1.3415 for 2020, $1.3269 for 2019, $1.2957 for 2018, 1.2986 for 2017 and $1.3248 for 2016.

EXECUTIVE COMPENSATION DETAILS
Summary compensation table
The table below shows annual compensation in Canadian dollars for our five NEOs for the three fiscal years ended December 31, 2020. Mr. Creel, Mr. Brooks and Mr. Redd were paid in U.S. dollars and their compensation has been converted to Canadian dollars using the average exchange rates for the year: $1.3415 for 2020, $1.3269 for 2019 and $1.2957 for 2018. Mr. Velani and Mr. Ellis were paid in Canadian dollars.

Executive and principal position	Year	Salary ($) (1)	Share-based awards ($) (2)	Option-based awards ($) (3)	Non-equity incentive plan compensation - annual incentive plan ($) (4)	Pension Values ($) (5)	All other compensation ($) (6)	Total Compensation ($)
Keith E. Creel	2020	1,601,097	6,826,446	4,156,579	3,442,359	546,767	242,948	16,816,196
President and Chief	2019	1,537,866	5,870,208	3,642,061	2,978,994	566,343	554,930	15,150,402
Executive Officer	2018	1,453,595	4,369,757	2,519,163	3,148,551	452,209	543,332	12,486,607
Nadeem S. Velani	2020	790,366	1,818,076	1,157,441	1,263,452	226,331	66,336	5,322,002
Executive Vice-President	2019	751,099	1,623,980	978,943	1,095,729	214,043	59,250	4,723,044
and Chief Financial Officer	2018	666,946	1,199,385	688,327	1,032,596	138,925	57,680	3,783,859
John K. Brooks	2020	735,100	1,548,288	942,743	1,149,741	588,088	83,767	5,047,727
Executive Vice-President	2019	670,235	1,240,804	697,030	829,259	254,186	66,651	3,758,165
and Chief Marketing Officer	2018	499,384	424,798	244,922	602,177	166,898	61,456	1,999,635
Mark A. Redd	2020	595,081	1,155,272	693,849	827,327	93,038	79,781	3,444,348
Executive Vice-President	2019	491,307	642,177	355,053	592,539	96,231	214,626	2,391,933
Operations	2018	440,209	832,824	562,059	510,812	78,942	283,124	2,707,970
Jeffrey J. Ellis	2020	520,967	954,825	520,534	638,004	125,011	44,457	2,803,798
Chief Legal Officer	2019	463,071	695,339	438,493	520,787	112,898	54,844	2,285,432
and Corporate Secretary	2018	450,531	384,531	220,669	477,750	99,240	54,963	1,687,684
(1)
Salary.
Represents salary earned in the year. Mr. Velani’s salary is set in U.S. dollars and was paid in Canadian dollars based on a foreign exchange rate of 1.3499 in 2020. Mr. Ellis’ salary was set in Canadian dollars for 2020.

(2)
Share-based awards.
Includes PSUs and DSUs awards, where applicable. PSUs were granted on January 31, 2020. The grant date accounting fair value is $351.55 for grants on the TSX and US$265.81 for grants on the NYSE. The grant date accounting fair value of the awards are in accordance with FASB ASC Topic 718: Compensation – Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 23: Stock-based compensation in our Annual Report on form
10-K
filed with the SEC and securities regulatory authorities in Canada on February 18, 2021 for more details.

To calculate the number of PSUs our NEOs receive, we use the Willis Towers Watson binomial lattice model. Using this valuation model, the grant date expected fair value on January 31, 2020 was $284.76 on the TSX and US$215.31 on the NYSE, based on the following assumptions:

Assumptions	Willis Towers Watson Expected Life Binomial Valuation
TSX / NYSE
Term	3 years
Vesting Schedule	3 year cliff
Payout Range % (threshold-target-max)	50-100-200
Risk of Forfeiture	5%
PSU Value (as a % of grant price)	81%
Mr. Velani’s, Mr. Redd’s and Mr. Ellis’ amounts include the value of DSUs granted on January 31, 2020. See the About deferred compensation section on page 46 for more details.

(3)
Option-based awards.
Stock options were granted on January 31, 2020. The grant date fair value of stock option awards granted to each NEO has been calculated in accordance with FASB ASC Topic 718: Compensation – Stock Compensation. We used the Black-Scholes option-pricing model (with reference to the shares underlying the options). The grant date accounting fair value of the awards shown in the Summary Compensation table shown respectively with reference to the TSX and NYSE are $66.31 or US$53.95 for the January 31, 2020 grant. See Item 8, Financial Statements and Supplementary Data, Note 23: Stock-based compensation in our Annual Report on Form
10-K
filed with the SEC and securities regulatory authorities in Canada on February 18, 2021 for more details.

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

The grant price on January 31, 2020 is $351.55 on the TSX and US$265.81 on the NYSE. Using the binomial valuation model, the grant date expected fair value on January 31, 2020 was $56.25 on the TSX and US$47.85 on the NYSE, based on the following assumptions:

Assumptions	Willis Towers Watson Expected Life Binomial Valuation
	NYSE	TSX
Option Term	7 years	7 years
Vesting Schedule	4 year pro-rated	4 year pro-rated
Expected Life	4.75 years	4.75 years
Dividend Yield (1-year historical)	1.07%	1.08%
Volatility (3-year daily)	19.5%	18.5%
Risk-free Rate (yield curve)	2.5 - 2.8%	1.8 - 1.9%
Risk of Forfeiture	5%	5%
Stock Option Value (as a % of grant price)	18%	16%

(4)
Non-equity
annual incentive.
Cash bonus earned under our short-term incentive plan for 2020 and paid in February 2021. In respect of their short-term incentive compensation, Mr. Redd and Mr. Ellis elected to receive part of their 2020 bonus in DSUs.

(5)
Pension.
Mr. Creel, Mr. Velani and Mr. Ellis participate in the Canadian defined contribution plan (DC plan) and in the defined contribution supplemental plan (DC SERP). Mr. Creel and Mr. Redd participate in the U.S. defined contribution plan and the U.S. supplemental executive retirement plan. Mr. Brooks participates in the CP Pension Plan for U.S. Management Employees. See Retirement plans on page 45 for more details.

(6)
All other compensation.
The NEOs receive certain benefits and perquisites which are competitive with our comparator group. The table below shows the breakdown of all other compensation for 2020. The values in the table have been converted to Canadian dollars using the 2020 average exchange rate of $1.3415.

	Perquisites						Other compensation
Executive	Personal use of company aircraft ($) (a)	Auto benefits ($) (b)	Housing allowance ($) (c)	Financial and tax planning ($) (d)	Additional medical ($) (e)	Club benefits ($) (f)	401K match ($) (g)	Employer share purchase plan match ($) (h)	Total ($)
Keith Creel	109,953	28,072	2,404	30,743	1,148	31,723	7,244	31,661	242,948
Nadeem Velani	-	39,487	-	-	-	11,200	-	15,649	66,336
John Brooks	-	39,183	-	3,420	1,548	15,025	10,036	14,555	83,767
Mark Redd	-	41,147	-	-	-	15,025	11,826	11,783	79,781
Jeffrey Ellis	-	19,879	2,816	-	-	11,200	-	10,562	44,457
(a)
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

(b)
Reflects the cost of a company-leased vehicle and reimbursement of related operating costs. A taxable reimbursement of auto benefits is provided for executives with vehicles that meets a CFCR (Combined Fuel Consumption Ratio from the Canadian federal government) of 11.8L per 100KM or less.

(c)
Reflects total costs
pro-rated
for the days Mr. Creel is in Calgary to provide reasonable accommodation. For Mr. Ellis, the value reflects the housing subsidy that is included in relocation package and will end in June 2021.

(d)	Executive financial counselling was added to the flexible perquisite program effective August 1, 2020.
(e)
Under the U.S. medical benefits plan, available to all U.S. employees, the majority of the cost of a medical examination is covered by the plan. Only additional services for the executive medical are paid for by CP. In Canada, executive medicals are not covered under any general benefit plan.

(f)	Included in the perquisites program available to all senior executives. Value of CEO’s club membership of $31,723 reflects the Canadian dollar conversion of US$23,647.
(g)	Reflects matching company contributions to the 401k plan for Mr. Creel, Mr. Brooks and Mr. Redd.
(h)
Reflects company contributions to the employee share purchase plan (ESPP). Our NEOs participate in the ESPP on the same terms and using the same formulas as other participants. See page 44 to read more about the ESPP.

Employment agreements
Except for Mr. Creel, employment agreements for executive officers are set out in a standard offer letter template. The letters contain the standard terms as described in the compensation discussion and analysis and include an annual salary, participation in the short and long-term incentive plans as approved annually by the Compensation Committee, participation in the benefit plans or programs generally available to management employees and perquisites.

As of the date of this Amendment No. 1 on Form
10-K/A,
all of our NEOs have a
two-year
non-compete,
non-solicitation
agreement tied to their CP employment.
Mr. Creel’s employment agreement includes:
•	reasonable living accommodation in Calgary
•	use of the corporate jet for business commuting and family visits within North America
•	non-disclosure, non-solicitation and confidentiality covenants
•	severance provisions as described on page 48
•	reimbursement for club memberships of up to US$25,000 annually
•	reimbursement for financial services of up to US$25,000 annually
Mr. Ellis has an offer letter that also includes a severance package for a termination without cause. The letter also includes a non-compete/non-solicit
agreement.

Incentive plan awards
Outstanding share-based awards and option-based awards
The table below shows all vested and unvested equity incentive awards that were outstanding as of December 31, 2020. See Long-term incentive plan (LTIP) beginning on page 22 for more information about our stock option and share-based awards.

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)
Keith Creel (3)	31-Jan-14	39,900	168.84	31-Jan-24	10,880,331
	24-Jul-14	47,940	210.32	24-Jul-24	11,084,207
	22-Jan-16	55,250	116.80	22-Jan-26	16,171,451
	20-Jan-17	8,471	150.99	20-Jan-24	2,110,679
	1-Feb-17	18,762	151.14	1-Feb-24	4,671,255
	1-Feb-17	177,225	151.14	1-Feb-24	44,124,463
	22-Jan-18	43,148	185.85	22-Jan-25	8,835,912
	25-Jan-19	54,202	205.31	25-Jan-26	9,756,632
	31-Jan-20	57,432	265.81	31-Jan-27	5,914,142
	6-Feb-13					DSU			14,192,611
	15-Feb-18					PSU			16,089,967
	14-Feb-19					PSU	22,279	9,833,937
	31-Jan-20					PSU	19,279	8,509,982
Total		502,330			113,549,072		41,558	18,343,919	30,282,578
Nadeem Velani	23-Jan-15	1,539	218.78	23-Jan-25	342,812
	22-Jan-16	2,927	165.74	22-Jan-26	807,237
	20-Jan-17	3,644	201.49	20-Jan-24	874,706
	22-Jan-18	13,260	231.66	22-Jan-25	2,782,876
	25-Jan-19	16,313	271.50	25-Jan-26	2,773,699
	31-Jan-20	17,455	351.55	31-Jan-27	1,570,601
	26-Feb-14					DSU			301,353
	19-Feb-15					DSU			152,466
	24-Feb-17					DSU			276,621
	22-Feb-19					DSU	273	120,393	481,571
	31-Jan-20					DSU	4,167	1,839,950
	15-Feb-18					PSU			4,639,031
	14-Feb-19					PSU	5,888	2,599,662
	31-Jan-20					PSU	1,041	459,775
Total		55,138			9,151,931		11,369	5,019,780	5,851,042
John Brooks	23-Jan-15	2,506	175.92	23-Jan-25	544,865
	22-Jan-16	4,340	116.80	22-Jan-26	1,270,300
	20-Jan-17	2,610	150.99	20-Jan-24	650,321
	22-Jan-18	4,195	185.85	22-Jan-25	859,058
	25-Jan-19	7,484	205.31	25-Jan-26	1,347,158
	14-Feb-19	2,969	202.00	14-Feb-26	546,947
	31-Jan-20	13,026	265.81	31-Jan-27	1,341,371
	6-Sep-12					DSU			449,584
	22-Feb-19					DSU	167	73,770	295,079
	15-Feb-18					PSU			1,564,156
	14-Feb-19					PSU	4,542	2,004,864
	31-Jan-20					PSU	4,373	1,930,126
Total		37,130			6,560,020		9,082	4,008,760	2,308,819
Mark Redd (4)	1-Apr-14	1,380	166.16	1-Apr-24	380,011
	23-Jan-15	1,256	175.92	23-Jan-25	273,085
	20-Jan-17	933	150.99	20-Jan-24	232,471
	22-Jan-18	4,015	185.85	22-Jan-25	822,198
	20-Jul-18	3,960	194.97	20-Jul-25	764,953
	25-Jan-19	3,996	205.31	25-Jan-26	719,300
	3-Sep-19	1,297	234.76	3-Sep-26	184,835
	31-Jan-20	9,587	265.81	31-Jan-27	987,235
	19-Feb-15					DSU			194,980
	22-Feb-19					DSU	142	62,577	250,309
	31-Jan-20					DSU	849	374,659	77,934
	15-Feb-18					PSU			1,497,334
	20-Jul-18					PSU	1,725	951,781
	14-Feb-19					PSU	1,643	725,164
	3-Sep-19					PSU	559	246,664
	31-Jan-20					PSU	2,414	1,065,526
Total		26,424			4,364,088		7,332	3,426,371	2,020,557

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)
Jeffrey Ellis	22-Jan-16	2,097	165.74	22-Jan-26	578,332
	20-Jan-17	4,980	201.49	20-Jan-24	1,195,399
	22-Jan-18	4,251	231.66	22-Jan-25	892,157
	25-Jan-19	7,307	271.50	25-Jan-26	1,242,409
	31-Jan-20	7,850	351.55	31-Jan-27	706,343
	22-Jan-16					DSU			167,538
	31-Jan-20					DSU	393	173,449	693,795
	15-Feb-18					PSU			1,487,303
	14-Feb-19					PSU	2,638	1,164,638
	31-Jan-20					PSU	2,342	1,034,273
Total		26,485			4,614,640		5,373	2,372,360	2,348,636
(1)
Option-based awards.
Regular options granted before 2017 vest 25 percent each year for four years beginning on the anniversary of the grant date and expire 10 years from the grant date. Grants made in 2017 and onwards expire seven years from the grant date. All exercise prices for grants received prior to 2015 are in Canadian dollars. With respect to Mr. Creel, Mr. Brooks and Mr. Redd, exercise prices for option awards that were granted in 2015 and later are in U.S. dollars. All of Mr. Velani’s and Mr. Ellis’ exercise prices are in Canadian dollars.

Value of unexercised
in-the-money
options.
For stock options granted to NEOs in Canadian dollars, the value of unexercised in-the-money
options at 2020
year-end
is based on $441.53, the closing share price on the TSX on December 31, 2020. For NEOs with U.S. dollar stock option grants, the value of unexercised in-the-money
options at 2020 year end is based on US$346.69, the closing share price on the NYSE on December 31, 2020.

(2)
Share-based awards.
Values include reinvested dividends. The PSU values are based on a payout at target (100 percent) for the 2019 and 2020 grants. For Mr. Velani and Mr. Ellis, the value of unvested PSUs and DSUs is based on $441.53, the closing share price on the TSX on December 31, 2020. For Mr. Creel, Mr. Brooks and Mr. Redd, the value of unvested PSUs or DSUs is based on US$346.69, our closing share price on the NYSE on December 31, 2020, converted into Canadian dollars using a year-end
exchange rate of $1.2732.

Vested and unvested DSU awards are deferred and cannot be redeemed until the NEO leaves the Company.

(3)	Mr. Creel was awarded a performance stock option grant on February 1, 2017. These options will vest on February 1, 2022 upon the achievement of predetermined performance measures.
(4)
Prior to becoming an NEO, Mr. Redd was one of a number of key senior leaders who received a retention grant on July 20, 2018, consisting of PSOs and PSUs. Upon the achievement of revenue and diluted earnings per share (EPS) targets on December 31, 2020 and a share price hurdle 10 days prior to the vest date for PSUs, the grant will vest on July 20, 2021. Diluted EPS results exceeded the target. The revenue target was achieved based on reported results, however, after defined adjustments, it was not met by less than 1 percent. While our overall company performance and shareholder return was favourable, the
COVID-19
pandemic impacted our volumes due to lower consumer demand, resulting in the adjusted revenue not being achieved. Absent these impacts, the adjusted revenue goal would have been met in full. To provide an equitable outcome for all award participants, the Board approved the application of positive discretion for the PSOs to vest at 75 percent (without discretion would vest at 50 percent) and the PSUs will payout at 125 percent (without discretion would payout at 100 percent) based upon the EPS target having been exceeded, contingent upon the achievement of the share price hurdle. If the share price hurdle is not achieved it will result in a zero payout for PSUs regardless of performance. For Mr. Redd, 3,960 PSOs will vest and become exercisable on the vest date. Mr. Redd’s 1,725 PSUs with 125 percent discretion applied based on the December 31, 2020 closing share price on the NYSE and the year-end
exchange rate of 1.2732 will result in an estimated payout of $951,781, if the share price hurdle is achieved. See Compensation Committee Discretion on page 21 for details on the use of discretion.

Incentive plan awards – value vested or earned during the year
The table below shows the amount of incentive compensation that vested or was earned in 2020.

Executive	Option-based awards - value vested during the year ($) (1)	Share-based awards - value vested during the year ($) (2)	Non-equity incentive plan compensation - value earned during the year ($)
Keith Creel	6,409,932	16,089,967	3,442,359
Nadeem Velani	922,774	4,682,621	1,263,452
John Brooks	587,742	1,564,156	1,149,741
Mark Redd	413,684	1,497,334	827,327
Jeffrey Ellis	794,423	1,487,303	638,004

(1)
Option-based awards – value vested during the year.
Includes the aggregate dollar value that would have been realized if the options were exercised on the date of vest. It is calculated as the difference between the closing price (on each of the stock option vest dates in 2020) and the exercise price, converted to Canadian dollars where applicable using the exchange rate on the vest date.

(2)
Share-based awards – value vested during the year.
Includes DSUs that have vested during the year and are valued as of the vest date and converted to Canadian dollars where applicable, as well as the 2018 PSU value which vested at 200 percent on December 31, 2020. The 2018 PSU value realized on vesting is calculated by multiplying the number of shares acquired on vesting by $432.25, the average
30-day
trading price of our shares prior to December 31, 2020 on the TSX for Mr. Velani and Mr. Ellis, and US$335.39 on the NYSE for Mr. Creel, Mr. Brooks and Mr. Redd, converted to Canadian dollars using the year-end
exchange rate of $1.2732 and by multiplying that product by the achieved performance factor.

Option exercises and vested stock awards
The table below shows the options exercised and sold by the NEOs in 2020.

Executive	Number of options exercised and sold	Option exercise price ($)	Value realized ($) (1)
Keith Creel	25,413	150.99	6,030,244
	33,910	175.92	6,915,646
Nadeem Velani	2,310	126.34	721,002
	1,000	201.49	241,160
	1,820	168.84	495,375
John Brooks	2,345	97.70	790,911
	2,850	75.71	1,029,770
	1,900	119.18	596,498
	1,440	168.84	381,658
Mark Redd	2,801	150.99	427,260
	2,042	116.80	404,562
Jeffrey Ellis	900	165.74	174,294
	3,600	165.74	672,182

(1)
Based on the market price of shares less the option exercise price on the date of exercise. The values for exercised options granted on the NYSE were converted to Canadian dollars using the exchange rate on the exercise date.

Equity compensation plan information
The table below shows the securities authorized for issuance under equity compensation plans at December 31, 2020. These include the issuance of securities upon exercise of options outstanding under the stock option plan and the director stock option plan.
The table also shows the remaining number of shares available for issuance and includes 340,000 shares under the director stock option plan. On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,387,366	225.20	1,235,969
Equity compensation plans not approved by security holders	-	-	-
Total	1,387,366	225.20	1,235,969
See page 26 to read more about the stock option plan. You can also read about the two equity compensation plans in our audited consolidated financial statements for the year ended December 31, 2020, available on our website (investor.cpr.ca/financials), and on SEDAR (www.sedar.com) and EDGAR (www.sec.gov).
Employee Share Purchase Plan (ESPP)
CP’s ESPP is available to all employees and provides the opportunity to purchase shares on the open market through payroll deductions which aligns employees’ interests with those of shareholders. Employees may contribute between one percent and ten percent of their base salary to the ESPP every pay period. CP provides a 33 percent match on the first 6 percent of non-unionized
and specified unionized employees’ contributions which vest at the end of the four consecutive quarters. Employees must remain participants of the ESPP at the time of vesting in order to receive the CP match.
As of December 31, 2020, approximately 53 percent of our employees participated in the ESPP.

Retirement plans
Canadian pension plans
Mr. Creel, Mr. Velani and Mr. Ellis participated in our DC plan in 2020.
Participants contribute between 4 and 6 percent of their earnings depending on their age and years of service, and the Company contributes between 4 and 8 percent of earnings on a participant’s base salary and annual bonus. For executives, CP contributes an additional 6 percent contribution on base salary and annual bonus. Total contributions are limited to the maximum allowed under the Income Tax Act
(Canada) ($27,830 for 2020).
Defined contribution plan

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	2,041,957	523,827	2,801,563
Nadeem Velani	774,411	226,331	1,108,415
Jeffrey Ellis	454,091	125,011	633,286
Mr. Creel, Mr. Velani and Mr. Ellis also participate in the DC SERP, a non-registered
plan that provides notional contributions in excess of the Income Tax Act (Canada) limits for the DC Plan at the same employer contribution in the DC Plan. Company contributions vest after two years of employment. Employees do not contribute to the DC SERP.
U.S. retirement plans
Our U.S. retirement program has five elements:
•	a qualified defined benefit pension plan which provides automatic employer contributions (closed plan);
•	a non-qualified defined benefit pension plan (closed plan) for certain employees whose compensation exceeds the U.S. Internal Revenue Code limits (US$230,000 for 2020);
•	a voluntary qualified 401(k) plan with employer match;
•	a qualified defined contribution plan which provides automatic employer contributions; and
•	a non-qualified defined contribution plan for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$285,000 for 2020).
CP pension plan for U.S. management employees (closed plan)
CP sponsors a defined benefit pension plan comprised of a Basic Defined Benefit Pension Plan (Basic DB Plan) and a supplemental pension for earnings in excess of the Internal Revenue Service (IRS) compensation limits in the Basic DB Plan, which provides retirement benefits in excess of the benefits payable from the Basic DB Plan. The benefit is based on age, service and a percentage of final average compensation.
The pension formula uses the final average monthly earnings and calculates a benefit of 0.5 percent up to the Tier 1 Railroad Retirement Board limit and 1.25 percent in excess of that limit, and multiplies that by the years of service to a maximum of 30 years. An unreduced pension is available for all employees under the Basic DB Plan and the supplemental pension plan as early as age 62 with 30 years of service with the normal retirement benefit payable at age 65.
The table below summarizes Mr. Brooks’ participation in the Basic DB Plan and supplemental pension plan in 2020. The values in the table have been converted to Canadian dollars using the 2020 average exchange rate of $1.3415.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-compensatory change ($)	Closing present value of defined benefit obligation ($)
Executive	At December 31, 2019	At age 65	At year end ($)	At age 65 ($)
John Brooks	12.17	27.25	165,803	371,252	1,084,323	588,088	430,786	2,103,197
The closing present value of the defined benefit obligation is based on Mr. Brooks’ $165,803 accrued benefit assumed to be paid at 65. The present value was determined using a discount rate of 2.26 percent and mortality adjusted actuarial assumptions.

401(k) plan
Individuals can make
pre-tax
or
post-tax
(Roth) contributions to the 401(k) plan subject to limitations imposed by the IRS in the U.S. The Company provides a matching contribution of 50 percent on the first 6 percent of eligible earnings. All contributions vest immediately.
U.S. salaried retirement income plan
The U.S. Salaried Retirement Income Plan is employer-funded with an annual contribution amount equal to 3.5 percent of eligible earnings, which include base salary and annual bonus. These earnings are subject to compensation limitations imposed by the IRS in the U.S. These amounts are included in the summary compensation table under
All other compensation
.
Supplemental defined contribution plan (U.S. DC SERP)
The U.S. DC SERP is an unfunded,
non-qualified
defined contribution plan that provides an additional company contribution equal to 6 percent of eligible earnings without regard to the limitations imposed by the IRS. In the U.S., eligible earnings include base salary and annual bonus. In addition, for earnings in excess of the limitations imposed by the U.S. Internal Revenue Code, an additional 3.5 percent contribution is made. Company contributions cliff vest at the end of three years.
Mr. Creel and Mr. Redd participated in the U.S. DC SERP in 2020. The table below shows the U.S. Salaried Retirement Income Plan and U.S. DC SERP account information as at December 31, 2020 and values have been converted to Canadian dollars using the 2020 average exchange rate of $1.3415.

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	1,045,509	22,940	1,227,046
Mark Redd	246,286	93,038	415,177
About deferred compensation
Executive officers and members of senior management who have not met their share ownership requirement can choose to defer all or a portion of their short-term incentive or PSU grant as DSUs.
The short-term incentive DSUs are granted in the year the bonus is actually paid and may receive a 25 percent match. The deferred amount, including the match, cannot exceed the amount needed to meet the ownership requirement. The amount is converted to bonus DSUs using the average market price of a CP common share for the 10 trading days immediately before December 31 of the applicable performance year. The matching units vest after three years.
Eligible executives can elect to defer a portion of their PSU grant prior to start of the performance period. These performance DSUs are subject to the same performance and vesting conditions as the corresponding PSU grant. To align with the granting practice of the PSU plan, the elected amount converted to performance DSUs is based on the market closing price of a CP common share for the 30 trading days prior to the grant date. The performance DSUs may receive a 25 percent match upon vesting, three years from the grant date.
To defer any compensation, elections must be made by June 30 th
of the calendar year prior to the new fiscal year. Matching DSUs cannot exceed 20 percent of the executives total ownership requirement.
The table below shows the number of DSUs outstanding and their value based on our closing share price on December 31, 2020.

Executive	Unvested DSUs (#)	Vested DSUs (#)	Total Units (#)	Value as at December 31, 2020 ($) (1)
Keith Creel	0	32,153	32,153	14,192,611
Nadeem Velani	4,440	2,745	7,185	3,172,354
John Brooks	167	1,687	1,854	818,433
Mark Redd	991	1,185	2,176	960,459
Jeffrey Ellis	393	1,951	2,344	1,034,782
(1)
We valued the outstanding DSUs using $441.53, our closing share price on the TSX on December 31, 2020 for Mr. Velani and Mr. Ellis, and US$346.69, our closing share price on the NYSE and converted to Canadian dollars using a year-end
exchange rate of $1.2732 for Mr. Creel, Mr. Brooks and Mr. Redd.

DSUs are redeemed for cash after the executive retires or leaves the Company, with: (i) Canadian-resident executives being entitled to elect a date of payment between the date that is six months following their departure from the Company and December 15 th
of the following calendar year, in compliance with Canadian tax rules; and (ii) U.S.-resident executives being paid six months after their departure from the Company, in compliance with U.S. tax regulations. We used the average market price of a share for the 10 trading days immediately before the payment date to calculate the amount, which the participant receives in a lump sum.

Termination and change in control
Termination of employment
We have policies to cover different kinds of termination of employment.
Mr. Creel is covered under the terms of his employment agreement effective January 31, 2017, as amended December 18, 2018, that includes non-competition,
non-solicitation
and confidentiality restrictions. Mr. Ellis has a severance agreement for termination without cause. Mr. Velani, Mr. Brooks and Mr. Redd are subject to the same terms as all other employees for resignation, retirement, termination with cause, termination without cause and change in control. Mr. Velani, Mr. Brooks, Mr. Redd and Mr. Ellis signed non-competition,
non-solicitation
agreements in 2018, 2019 and 2020 that also had confidentiality restrictions.

	Resignation	Retirement	Termination with cause	Termination without cause	Change in control
Severance	None	None	None	Mr. Creel: 24 months of base salary Mr. Ellis: 12 months of salary Other NEOs: per legislative requirements	None
Short-term incentive	Forfeited	Award for current year is pro-rated to retirement date	Forfeited	Equal to the target award for severance period for Mr. Creel Other NEOs: award for current year is pro-rated to termination date as per plan	None
DSUs	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested units vest early if the holder is terminated following change in control
Performance share units	Forfeited

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

The table below shows the estimated incremental amounts that would be paid to Mr. Creel and Mr. Ellis, if their employment had been terminated without cause on December 31, 2020. There is no extra tax gross-up
provision for any termination benefit.

		Severance payment
Name	Severance period (# of months)	Base pay ($)	Short-term incentive ($)	Additional retirement benefits ($)	Other benefits ($) (1)	Value of vesting of options and equity-based awards ($) (2)	Payable on termination without cause ($)
Keith Creel	24	3,039,160	3,798,950	-	48,418	18,797,782	25,684,311
Jeffrey Ellis	12	531,449	372,014	-	26,603	2,130,260	3,060,326
Total		3,570,609	4,170,964	-	75,021	20,928,042	28,744,637

(1)	Reflects the value of accelerated vesting of shares purchased under the ESPP for Mr. Creel and Mr. Ellis. Also includes the cost of group benefits for Mr. Ellis for the severance period.
(2)
Reflects the value of stock options and equity-based awards vesting within six months following termination in accordance with our stock option plan, and the pro-rated
value as of the termination date of PSU awards. Mr. Creel’s calculation is based on US$346.69, our closing share price on the NYSE on December 31, 2020, converted to Canadian dollars using a year-end
exchange rate of $1.2732. Mr. Ellis’ calculation is based on $441.53, our closing share price on the TSX on December 31, 2020.

Director compensation

Our director compensation program shares the same objective as our executive compensation program: to attract and retain qualified directors and to align the interests of directors and shareholders.

Flat fee retainer
We pay directors a flat fee retainer, which reflects the director’s ongoing oversight and responsibilities throughout the year and attendance at Board and committee meetings.

Aligning director and shareholder interests
Directors receive their annual
retainer in deferred share units so they have an ongoing stake in our future success, aligning their interests with those of our shareholders.

About DDSUs
DDSUs are granted to directors under the director deferred share unit plan. Only non-employee
directors participate in the plan.

A DDSU is a bookkeeping entry that has the same value as one CP common share. DDSUs earn additional units as dividend equivalents at the same rate as dividends paid on our shares. DDSUs vest immediately. The DDSU Plan was amended effective in April 2020 to allow for directors to elect to receive their DDSUs in cash after leaving the Board instead of waiting for a six or twelve month period. These changes to the DDSU plans are subject to tax rules in the country of the director’s residence and in the case of U.S. directors, this election is only possible on DDSUs awarded after April 2020.

Directors receive 100 percent of their annual retainer in DDSUs until they have met their share ownership requirements. After that they must receive at least 50 percent of their retainer in DDSUs, and can receive the balance in cash. Directors must make their election before the beginning of each calendar year.

Directors must meet their share ownership requirements within five years of joining the Board, and must hold their DDSUs for one year after they retire from the Board.

The table below shows the flat fee retainers for 2020. In 2020, Canadian directors’ fees were converted to Canadian dollars and the number of DDSUs received was based on the trading price of our shares on the TSX. U.S. directors were paid in U.S. dollars and the number of DDSUs they received was based on the trading price of our shares on the NYSE.

Annual Retainer
Board Chair retainer	US$395,000
Director retainer	US$200,000
Committee chair retainer	US$30,000

We reimburse directors for travel and
out-of-pocket
expenses related to attending their Board and committee meetings and other business on behalf of CP.
Mr. Creel does not receive any director compensation because he is compensated in his role as President and CEO.
Benchmarking
We did not make any changes to our comparator group in 2020. The comparator group was extensively reviewed and updated in 2018. Our comparator group consists of companies we compete with for talent. It includes six Class 1 Railroad peers as well as 11 capital-intensive Canadian companies. For certain positions within the organization, we apply a heavier weighting to Class 1 Railroad peers; however, we consistently review alignment and compensation practices against the whole group.
The 2020 compensation comparator group can be seen on page 10.
Independent advice
The Governance Committee may engage an independent consultant with respect to director compensation. The Governance Committee makes its own decisions, which may reflect factors and considerations other than the information and recommendations provided by its external consultant. The Governance Committee did not retain a compensation consultant in 2020 with respect to director compensation. The Governance Committee did not make changes to its compensation in 2020.
2020 director compensation
The Governance Committee reviews director compensation every two to three years based on the directors’ responsibilities, time commitment and the compensation provided by comparable companies. Each director is paid an annual retainer of US$200,000. Committee chairs receive an additional US$30,000 per year and the Board Chair receives an annual retainer of US$395,000. No changes were made to the director compensation program in 2020.
We paid directors a total of approximately $3,125,160 in 2020 as detailed in the table below. Directors receive a flat fee retainer to cover their ongoing oversight and responsibilities throughout the year and their attendance at Board and committee meetings.
Directors receive 100 percent of their annual retainer in director deferred share units (DDSUs) until they have met their share ownership requirements. After that, directors are required to receive at least 50 percent of their compensation in DDSUs. The total represents the approximate dollar value of DDSUs credited to each director’s DDSU account in 2020, based on the closing fair market value of our shares on the grant date plus the cash portion paid if a director elected to receive a portion of compensation in cash.
Mr. Creel does not receive director compensation because he is compensated in his role as President and CEO (see pages 30 and 31 for details).

Name	Share-based awards (1)(3) ($)	All other compensation (2)(3) ($)	Total ($)
John Baird	269,430	1,000	270,430
Isabelle Courville	532,124	1,000	533,124
Jill Denham	269,430	1,000	270,430
Edward Hamberger	268,300	1,342	269,642
Rebecca MacDonald	309,844	1,000	310,844
Edward Monser	268,300	1,342	269,642
Matthew Paull	308,545	1,342	309,887
Jane Peverett	309,844	1,000	310,844
Andrea Robertson	269,430	1,000	270,430
Gordon Trafton	308,545	1,342	309,887

(1)
The value of the share-based awards has been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC 718) using the grant date fair value, which is prescribed by the DDSU Plan.

(2)
Each director was provided with a $1,000 donation, in local currency, to the charity of their choice in December 2020 in gratitude for their year of service. This amount appears under All other compensation.

(3)
All directors were paid in U.S. dollars and the value of their share-based awards, and cash and other payments, as applicable, have been converted to Canadian dollars using the 2020 average exchange rate of $1.3415.

You can read more about our director compensation program beginning on page 49.

Incentive plan awards
Outstanding share-based awards and option-based awards
The table below shows all vested and unvested equity incentive awards that are outstanding as of December 31, 2020.
On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.
Non-employee
directors are not granted stock options under the stock option plan.

	Share-based awards
Name	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($) (1)
John Baird	-	-	2,692,891
Isabelle Courville	-	-	4,475,348
Jill Denham	-	-	1,897,254
Edward Hamberger	-	-	506,292
Rebecca MacDonald	-	-	5,606,547
Edward Monser	-	-	746,858
Matthew Paull	-	-	2,926,961
Jane Peverett	-	-	1,970,990
Andrea Robertson	-	-	504,669
Gordon Trafton	-	-	1,951,896

(1)
Calculated based on the closing price of our shares on December 31, 2020 on the TSX ($441.53), in the case of directors resident in Canada, and on the NYSE (US$346.69) which was converted to Canadian dollars using the year-end
exchange rate of $1.2732, in the case of the directors resident in the U.S.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
See Item 11 – “Executive Compensation—Equity Compensation Plan Information” for information regarding our equity compensation plans on page 44.
Beneficial Ownership Table
The table below sets forth the number and percentage of outstanding common shares beneficially owned by each person, or group of persons, known by Canadian Pacific based on publicly available information as of April 28, 2021, to own beneficially more than five percent of our common shares, each of our directors, each of our NEOs and all directors and executive officers as a group.

Name of beneficial owner 1	Common shares beneficially owned	Percent of common shares outstanding
John Baird (a)	0	—
Isabelle Courville (a)	900	*
Jill Denham (a)	0	—
Edward Hamberger (a)	0	—
Rebecca MacDonald (a)	0	—
Edward Monser (a)	0	—
Matthew Paull (a)	3,000	*
Jane Peverett (a)	0	—
Andrea Robertson (a)	0	—
Gordon T. Trafton (a)	0	—
Keith E. Creel (b)(c)	262,622	*
Nadeem Velani (b)(d)	31,218	*
John Brooks (b)(e)	23,348	*
Mark A. Redd (b)(f)	12,373	*
Jeffrey J. Ellis (b)(g)	16,932	*
TCI Fund Management Limited (h)	11,172,077	8.31%
All current executive officers and directors as a group	422,454	*
*	Represents less than one percent of the outstanding common shares.
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

(c)
The common shares owned by Mr. Creel comprise (i) 244,144 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 18,478 shares held by Mr. Creel directly.

(d)
The common shares owned by Mr. Velani comprise (i) 30,576 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 642 shares held by Mr. Velani directly.

(e)
The common shares owned by Mr. Brooks comprise (i) 21,087 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 2,261 shares held by Mr. Brooks directly.

(f)
The common shares owned by Mr. Redd comprise (i) 11,301 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 1,072 shares held by Mr. Redd directly.

(g)
The common shares owned by Mr. Ellis comprise (i) 15,883 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 1,049 shares held by Mr. Ellis directly.

(h)
Based upon statements in the Schedule 13G/A filed by TCI Fund Management Limited (TCI Fund) and Christopher Hohn on February 16, 2021, TCI Fund and Mr. Hohn have (i) shared voting power over 11,172,077 common shares; and (ii) shared dispositive power of 11,172,077 common shares. The Children’s Investment Master Fund (TCIF) is the investment manager of TCI Fund and CIFF Capital UK LP (CIFF). Mr. Hohn, as managing director of TCIF, may be deemed to beneficially own the shares held by the TCI Fund and CIFF. The address of each of TCI Fund and Mr. Hohn is 7 Clifford Street, London W1S 2FT, United Kingdom.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related party transactions
Directors, officers and employees are required to report any related party transactions to comply with the Code. CP considers its related party transactions obligation seriously and reviews related party transactions for all employees at the level of General Manager and above. Our accounting and legal departments work together to review any related party transactions reported by officers and employees. Our internal audit department validates the work done.
In 2020, there were no transactions between CP and a related person as described in Item 404 of Regulation
S-K,
which defines a
related person
as:
•	a director, nominated director or executive officer of CP,
•	an immediate family member of a director, nominated director or executive officer, or
•	someone who beneficially owns more than five percent of our shares or a member of their immediate family.
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
The Board reviews director independence continually and annually using director questionnaires as well as by reviewing updated biographical information, meeting with directors individually, and conducting a comprehensive assessment of all business and other relationships and interests of each director with respect to CP and our subsidiaries. In 2020 and 2021, the Board confirmed that each director, except for Mr. Creel, is independent in accordance with the standards for independence established by the NYSE and the CSA. Mr. Creel is not independent because of his position as President and CEO.
The Board has also confirmed that each member of the Audit and Finance Committee meets the additional independence standards for audit committee members under Section 10A(m)(3) and Rule
10A-3(b)(1)
of the Exchange Act, and Section 1.5 of National Instrument
52-110
A
udit Committees
. In addition, three of the five members of the currently constituted Audit and Finance Committee meet the definition of Audit Committee financial expert, as defined by the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The table below shows the fees we paid to Deloitte in 2020 and 2019 for audit and non-audit
services.

For the year ended December 31	2020	2019
Audit fees for audit of our annual financial statements, reviews of quarterly reports and services relating to statutory and regulatory filings or engagements (including attestation services and audit or interim review of financial statements of certain subsidiaries and certain pension and benefits plans, and advice on accounting and/or disclosure matters)	$3,842,100	$3,576,300
Audit-related fees for services related to the audit but not included in the audit fees above, including securities filings	$269,500	$169,700
Tax fees for services relating to tax compliance, tax planning and tax advice	$5,800	$35,500
All other fees for services provided relating to training programs	$—	$90,500
Total	$4,117,400	$3,872,000

Pre-approval
of audit services and fees
The Audit and Finance Committee has a written policy for
pre-approving
audit and
non-audit
services by the external auditor and their fees, in accordance with the applicable laws and requirements of stock exchanges and securities regulatory authorities.
The policy sets out the following governance procedures:
•	The Audit and Finance Committee pre-approves the terms of the annual engagement of the external auditor.
•	The Audit and Finance Committee is responsible for pre-approving annual audit and non-audit services, as well as preapproving the external auditor’s compensation for audit and non-audit services.
•
The Vice-President, Financial Planning and Accounting submits reports at least quarterly to the Audit and Finance Committee listing the services that were performed or planned to be performed by the external auditor.

•
Any additional services to be provided by the external auditor that were not included in the list of pre-approved
services or exceed the budgeted amount by more than 10 percent must each be pre-approved
by the Audit and Finance Committee or the committee chair. The committee chair must report any additional pre-approvals
at the next committee meeting.

•	The Audit and Finance Committee reviews the policy as necessary to make sure it continues to reflect our needs.
•	Our chief internal auditor monitors compliance with the policy.
The Audit and Finance Committee or committee chair must be satisfied that any services it pre-approves
will not compromise the independence of the external auditor. The committee pre-approved
all services performed by the external auditor in 2020, in accordance with the policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
Part IV (Item 15) of the 2020 Form
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
Keith Creel
President and Chief Executive Officer
Dated: April 30, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 30, 2021.

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