Form 10-Q
period 2021-06-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2021-07-29
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 27, 2021, there were 666,847,886 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2021	2020	2021	2020
Revenues (Note 3)
Freight	$2,008	$1,752	$3,926	$3,752
Non-freight	46	40	87	83
Total revenues	2,054	1,792	4,013	3,835
Operating expenses
Compensation and benefits	379	347	784	745
Fuel	218	131	424	343
Materials	54	50	113	109
Equipment rents	28	33	61	69
Depreciation and amortization	200	195	402	387
Purchased services and other (Note 9, 10)	355	266	629	578
Total operating expenses	1,234	1,022	2,413	2,231

Operating income	820	770	1,600	1,604
Less:
Other expense (income) (Note 4, 10)	157	(86)	129	125
Merger termination fee (Note 10)	(845)	—	(845)	—
Other components of net periodic benefit recovery (Note 14)	(96)	(86)	(191)	(171)
Net interest expense	101	118	211	232
Income before income tax expense	1,503	824	2,296	1,418
Income tax expense (Note 5)	257	189	448	374
Net income	$1,246	$635	$1,848	$1,044

Earnings per share (Note 1, 6)
Basic earnings per share	$1.87	$0.94	$2.77	$1.53
Diluted earnings per share	$1.86	$0.93	$2.76	$1.53

Weighted-average number of shares (millions) (Note 1, 6)
Basic	666.7	678.2	666.6	680.8
Diluted	669.9	680.5	669.8	683.1

Dividends declared per share (Note 1)	$0.190	$0.166	0.380	$0.332
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Net income	$1,246	$635	$1,848	$1,044
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	10	31	20	(34)
Change in derivatives designated as cash flow hedges	(97)	1	(72)	3
Change in pension and post-retirement defined benefit plans	52	45	105	90
Other comprehensive (loss) income before income taxes	(35)	77	53	59
Income tax (expense) recovery on above items	—	(47)	(30)	13
Other comprehensive (loss) income (Note 7)	(35)	30	23	72
Comprehensive income	$1,211	$665	$1,871	$1,116
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2021	2020
Assets
Current assets
Cash and cash equivalents	$892	$147
Accounts receivable, net (Note 8)	755	825
Materials and supplies	218	208
Other current assets	122	141
	1,987	1,321
Investments	197	199
Properties	20,639	20,422
Goodwill and intangible assets	366	366
Pension asset	1,119	894
Other assets	396	438
Total assets	$24,704	$23,640
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,945	$1,467
Long-term debt maturing within one year (Note 11, 12)	872	1,186
	2,817	2,653
Pension and other benefit liabilities	823	832
Other long-term liabilities	525	585
Long-term debt (Note 11, 12)	7,850	8,585
Deferred income taxes	3,724	3,666
Total liabilities	15,739	16,321
Shareholders’ equity
Share capital	2,003	1,983
Additional paid-in capital	63	55
Accumulated other comprehensive loss (Note 7)	(2,791)	(2,814)
Retained earnings	9,690	8,095
	8,965	7,319
Total liabilities and shareholders’ equity	$24,704	$23,640
See Contingencies (Note 16).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Operating activities
Net income	$1,246	$635	$1,848	$1,044
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	200	195	402	387
Deferred income tax expense (Note 5)	9	49	60	88
Pension recovery and funding (Note 14)	(65)	(62)	(126)	(127)
Foreign exchange (gain) loss on debt and lease liabilities (Note 4)	(52)	(86)	(85)	129
Other operating activities, net	52	27	(36)	(45)
Change in non-cash working capital balances related to operations	564	77	473	(152)
Cash provided by operating activities	1,954	835	2,536	1,324
Investing activities
Additions to properties	(416)	(502)	(739)	(857)
Investment in Central Maine & Québec Railway	—	19	—	19
Proceeds from sale of properties and other assets	12	5	49	7
Other	(1)	10	(1)	1
Cash used in investing activities	(405)	(468)	(691)	(830)
Financing activities
Dividends paid	(126)	(112)	(253)	(226)
Issuance of CP Common Shares	8	5	16	29
Purchase of CP Common Shares (Note 13)	—	(44)	—	(545)
Issuance of long-term debt, excluding commercial paper	—	(1)	—	958
Repayment of long-term debt, excluding commercial paper	(10)	(10)	(31)	(25)
Net repayment of commercial paper (Note 11)	(872)	(20)	(779)	(573)
Net (decrease) increase in short-term borrowings	—	(140)	—	5
Acquisition-related financing fees (Note 10)	(12)	—	(45)	—
Other	(4)	—	(4)	11
Cash used in financing activities	(1,016)	(322)	(1,096)	(366)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(1)	(15)	(4)	16
Cash position
Increase in cash and cash equivalents	532	30	745	144
Cash and cash equivalents at beginning of period	360	247	147	133
Cash and cash equivalents at end of period	$892	$277	$892	$277

Supplemental disclosures of cash flow information:
Income taxes paid	$139	$5	$272	$144
Interest paid	$57	$63	$212	$220
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended June 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at April 1, 2021	666.6	$1,993	$58	$(2,756)	$8,571	$7,866
Net income	—	—	—	—	1,246	1,246
Other comprehensive loss (Note 7)	—	—	—	(35)	—	(35)
Dividends declared ($0.190 per share) (Note 1)	—	—	—	—	(127)	(127)
Effect of stock-based compensation expense	—	—	7	—	—	7
Shares issued under stock option plan	0.2	10	(2)	—	—	8
Balance at June 30, 2021	666.8	$2,003	$63	$(2,791)	$9,690	$8,965
Balance at April 1, 2020	678.1	$1,985	$51	$(2,480)	$7,399	$6,955
Net income	—	—	—	—	635	635
Other comprehensive income (Note 7)	—	—	—	30	—	30
Dividends declared ($0.166 per share) (Note 1)	—	—	—	—	(113)	(113)
Effect of stock-based compensation expense	—	—	4	—	—	4
CP Common Shares repurchased (Note 13)	(0.7)	(3)	—	—	(49)	(52)
Shares issued under stock option plan	0.2	8	(2)	—	—	6
Balance at June 30, 2020	677.6	$1,990	$53	$(2,450)	$7,872	$7,465

	For the six months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2021	666.3	$1,983	$55	$(2,814)	$8,095	$7,319
Net income	—	—	—	—	1,848	1,848
Other comprehensive income (Note 7)	—	—	—	23	—	23
Dividends declared ($0.380 per share) (Note 1)	—	—	—	—	(253)	(253)
Effect of stock-based compensation expense	—	—	12	—	—	12
Shares issued under stock option plan	0.5	20	(4)	—	—	16
Balance at June 30, 2021	666.8	$2,003	$63	$(2,791)	$9,690	$8,965
Balance at January 1, 2020	685.0	$1,993	$48	$(2,522)	$7,549	$7,068
Net income	—	—	—	—	1,044	1,044
Other comprehensive income (Note 7)	—	—	—	72	—	72
Dividends declared ($0.332 per share) (Note 1)	—	—	—	—	(225)	(225)
Effect of stock-based compensation expense	—	—	9	—	—	9
CP Common Shares repurchased (Note 13)	(8.4)	(24)	—	—	(496)	(520)
Shares issued under stock option plan	1.0	21	(4)	—	—	17
Balance at June 30, 2020	677.6	$1,990	$53	$(2,450)	$7,872	$7,465
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

1    Basis of presentation

These unaudited Interim Consolidated Financial Statements ("Interim Consolidated Financial Statements") of Canadian Pacific Railway Limited ("CPRL") and its subsidiaries (collectively, “CP”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2020 annual Consolidated Financial Statements and notes included in CP's 2020 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing the 2020 annual Consolidated Financial Statements.

On April 21, 2021, the Company's shareholders approved a five-for-one share split of the Company's issued and outstanding Common Shares. On May 13, 2021, the Company's shareholders of record as of May 5, 2021 received four additional shares for every Common Share held. Ex-distribution trading in the Company’s Common Shares on a split-adjusted basis commenced on May 14, 2021. Proportional adjustments were also made to outstanding awards under the Company's stock-based compensation plans in order to reflect the share split. All outstanding Common Shares, stock-based compensation awards, and per share amounts herein have been retrospectively adjusted to reflect the share split.

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

2    Accounting changes

Accounting pronouncements that became effective during the period covered by the Interim Consolidated Financial Statements did not have a material impact on the Company's Interim Consolidated Balance Sheets, Interim Consolidated Statements of Income, or Interim Consolidated Statements of Cash Flows. Likewise, accounting pronouncements issued, but not effective until after June 30, 2021, are not expected to have a material impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Income, or Consolidated Statements of Cash Flows.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Freight
Grain	$444	$446	$892	$864
Coal	170	131	333	281
Potash	134	146	235	258
Fertilizers and sulphur	78	77	155	147
Forest products	90	81	170	159
Energy, chemicals and plastics	369	341	757	832
Metals, minerals and consumer products	180	133	339	322
Automotive	98	34	206	121
Intermodal	445	363	839	768
Total freight revenues	2,008	1,752	3,926	3,752
Non-freight excluding leasing revenues	26	25	50	54
Revenues from contracts with customers	2,034	1,777	3,976	3,806
Leasing revenues	20	15	37	29
Total revenues	$2,054	$1,792	$4,013	$3,835

Contract liabilities

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue, and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Interim Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Opening balance	$114	$112	$61	$146
Revenue recognized that was included in the contract liability balance at the beginning of the period	(19)	(37)	(23)	(73)
Increase due to consideration received, net of revenue recognized during the period	150	4	207	6
Closing balance	$245	$79	$245	$79

4    Other expense (income)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Foreign exchange (gain) loss on debt and lease liabilities	$(52)	$(86)	$(85)	$129
Other foreign exchange (gains) losses	(3)	1	(2)	(4)
Acquisition-related costs (Note 10)	209	—	212	—
Other	3	(1)	4	—
Other expense (income)	$157	$(86)	$129	$125

5    Income taxes

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Current income tax expense	$248	$140	$388	$286
Deferred income tax expense	9	49	60	88
Income tax expense	$257	$189	$448	$374

The effective tax rates including discrete items for the three and six months ended June 30, 2021 were 17.10% and 19.50%, respectively, compared to 22.98% and 26.38%, respectively for the same periods of 2020.

For the three months ended June 30, 2021, the effective tax rate was 24.60%, excluding the discrete items of the merger termination fee of $845 million (U.S. $700 million) received in connection with the KCS' termination of the Merger Agreement, foreign exchange ("FX") gain of $52 million on debt and lease liabilities, and acquisition-related costs of $308 million.

For the three months ended June 30, 2020, the effective tax rate was 25.00%, excluding the discrete item of the FX gain of $86 million on debt and lease liabilities.

For the six months ended June 30, 2021, the effective tax rate was 24.60%, excluding the discrete items of the merger termination fee of $845 million (U.S. $700 million), FX gain of $85 million on debt and lease liabilities, and acquisition-related costs of $344 million.

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

6    Earnings per share

Basic earnings per share has been calculated using Net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in the earnings per share calculations are reconciled as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions)	2021	2020	2021	2020
Weighted-average basic shares outstanding	666.7	678.2	666.6	680.8
Dilutive effect of stock options	3.2	2.3	3.2	2.3
Weighted-average diluted shares outstanding	669.9	680.5	669.8	683.1

For the three and six months ended June 30, 2021, there were no options excluded from the computation of diluted earnings per share (three and six months June 30, 2020 - 1.1 million and 0.9 million, respectively).

7    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, April 1, 2021	$112	$(29)	$(2,839)	$(2,756)
Other comprehensive loss before reclassifications	(2)	(74)	—	(76)
Amounts reclassified from accumulated other comprehensive loss	—	2	39	41
Net other comprehensive (loss) income	(2)	(72)	39	(35)
Closing balance, June 30, 2021	$110	$(101)	$(2,800)	$(2,791)
Opening balance, April 1, 2020	$119	$(52)	$(2,547)	$(2,480)
Other comprehensive loss before reclassifications	(3)	(2)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	—	2	33	35
Net other comprehensive (loss) income	(3)	—	33	30
Closing balance, June 30, 2020	$116	$(52)	$(2,514)	$(2,450)
(1)Amounts are presented net of tax.

	For the six months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2021	$112	$(48)	$(2,878)	$(2,814)
Other comprehensive loss before reclassifications	(2)	(57)	—	(59)
Amounts reclassified from accumulated other comprehensive loss	—	4	78	82
Net other comprehensive (loss) income	(2)	(53)	78	23
Closing balance, June 30, 2021	$110	$(101)	$(2,800)	$(2,791)
Opening balance, January 1, 2020	$112	$(54)	$(2,580)	$(2,522)
Other comprehensive income (loss) before reclassifications	4	(2)	—	2
Amounts reclassified from accumulated other comprehensive loss	—	4	66	70
Net other comprehensive income	4	2	66	72
Closing balance, June 30, 2020	$116	$(52)	$(2,514)	$(2,450)
(1)Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Recognition of net actuarial loss(1)	$52	$45	$105	$90
Income tax recovery	(13)	(12)	(27)	(24)
Total net of income tax	$39	$33	$78	$66
(1)Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

8    Accounts receivable, net

	As at June 30, 2021			As at December 31, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Total accounts receivable	$614	$179	$793	$662	$203	$865
Allowance for credit losses	(23)	(15)	(38)	(25)	(15)	(40)
Total accounts receivable, net	$591	$164	$755	$637	$188	$825

	For the three months ended June 30, 2021			For the three months ended June 30, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance	$(24)	$(15)	$(39)	$(27)	$(14)	$(41)
Current period credit loss provision, net	1	—	1	1	—	1
Allowance for credit losses, closing balance	$(23)	$(15)	$(38)	$(26)	$(14)	$(40)

	For the six months ended June 30, 2021			For the six months ended June 30, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance	$(25)	$(15)	$(40)	$(27)	$(16)	$(43)
Current period credit loss provision, net	2	—	2	1	2	3
Allowance for credit losses, closing balance	$(23)	$(15)	$(38)	$(26)	$(14)	$(40)

9    Property sale

Gain on exchange of property and construction easements in Chicago

During the first quarter of 2021, the Company exchanged property and construction easements in Chicago with a government agency for proceeds of $103 million including cash of $61 million and property assets at a fair value of $42 million. Fair value was determined based on comparable market transactions. The Company recorded a gain in the first quarter within "Purchased services and other" of $50 million ($38 million after tax) from the transaction, and a deferred gain of $53 million which will be recognized in income over the period of use of certain easements.

During the second quarter of 2021, the Company recognized $4 million of the deferred gain into income.

10    Business acquisition

Kansas City Southern Transaction

On March 21, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kansas City Southern ("KCS") under which CP agreed to acquire KCS in a stock and cash transaction representing an enterprise value of approximately U.S. $29 billion, including the assumption of U.S. $3.8 billion of outstanding KCS debt.

On May 21, 2021, KCS terminated the Merger Agreement in order to enter into a definitive agreement with Canadian National Railway. As a result, and under the terms of the Merger Agreement, KCS concurrently paid a merger termination fee of $845 million (U.S. $700 million) to the Company, recorded as "Merger termination fee" in the Company's Interim Consolidated Statements of Income.

During the three and six months ended June 30, 2021, the Company incurred $308 million and $344 million in acquisition-related expenses, respectively, of which $99 million and $132 million were recorded within "Purchased services and other", and $209 million and $212 million were recorded within "Other expense (income)" in each period, respectively. The acquisition-related expenses recorded within "Other expense (income)" include the changes in fair value on the FX forward contracts and forward starting floating-to-fixed interest rate swaps associated with the anticipated debt issuance (see Note 12), and amortization of financing fees associated with the credit facilities (see Note 11). Total financing fees paid for the bridge facility associated with the proposed KCS transaction during the three and six months ended June 30, 2021 were $12 million and

$45 million, respectively, presented under Cash used in financing activities in the Company's Interim Consolidated Statements of Cash Flows.

11    Debt

Shelf prospectus

On June 21, 2021, the Company filed a new base shelf prospectus in each province of Canada and a registration statement with the Securities and Exchange Commission (“SEC”) to issue up to U.S. $8.5 billion in debt securities in the Canadian and U.S. capital markets over 25 months from the filing date.

Credit facilities

During the first quarter of 2021, the Company obtained commitments for a new 364-day senior unsecured facility (the "bridge facility") in the amount of U.S. $8.5 billion to bridge financing requirements for the proposed KCS transaction. Effective April 9, 2021, the Company also amended the financial covenant within its existing revolving credit facility to provide flexibility upon the closing of the proposed KCS transaction.

Effective May 21, 2021, upon termination of the Merger Agreement with KCS, the bridge facility was terminated.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $1.3 billion revolving credit facility. As at June 30, 2021, the Company had no commercial paper borrowings outstanding (December 31, 2020 - U.S. $644 million). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

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

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings including commercial paper. The carrying values of short-term financial instruments all approximate their fair values.

The carrying value of the Company’s debt and finance lease liabilities does not approximate their fair value. Their estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s debt and finance lease liabilities, including current maturities, with a carrying value of $8,722 million at June 30, 2021 (December 31, 2020 - $8,951 million), had a fair value of $10,756 million (December 31, 2020 - $11,597 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge for the three and six months ended June 30, 2021 was an unrealized FX gain of $86 million and $162 million, respectively (three and six months ended June 30, 2020 - unrealized FX gain of $264 million and unrealized FX loss of $291 million, respectively) recognized in “Other comprehensive income”.

FX forward contracts
During the first six months of 2021, the Company entered into various FX forward contracts totalling a notional U.S. $1.0 billion to fix the FX rate and lock-in a portion of the amount of Canadian dollars it may borrow to finance the U.S. dollar-denominated cash portion of the total consideration that would have been payable pursuant to the Merger Agreement with KCS. The changes in fair value on the FX forward contracts were recorded in "Other expense (income)" on the Company's Interim Consolidated Statements of Income, with the offsetting unrealized losses included in "Accounts payable and accrued liabilities" on the Company's Interim Consolidated Balance Sheets. For the three and six months ended June 30, 2021, the change in fair value of the FX forward contracts was a loss of $17 million.

Interest rate management

Forward starting swaps
During the first six months of 2021, the Company entered into forward starting floating-to-fixed interest rate swap agreements ("forward starting swaps") with terms of up to 30 years, totalling a notional U.S. $2.4 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes.

On May 21, 2021, the Merger Agreement with KCS was terminated which resulted in the Company ceasing hedge accounting for the U.S. $2.4 billion of forward starting swaps. However, as the debt issuances are still reasonably possible to occur, fair value changes prior to this determination remain in “Accumulated other comprehensive loss”, net of tax, until the notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” will be reclassified to “Net interest expense”. If debts are not issued, a loss of up to $73 million in “Accumulated other comprehensive loss” would be immediately reclassified to “Other expense (income)”. Fair value changes subsequent to May 21, 2021 were recorded within “Other expense (income)" on the Company’s Interim Consolidated Statements of Income.

As at June 30, 2021, the unrealized fair value loss derived from the forward starting swaps of $220 million was included in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets. The offsetting $73 million and $147 million were reflected in "Other comprehensive income" on the Company’s Interim Consolidated Statements of Comprehensive Income and “Other expense (income)” on the Company’s Interim Consolidated Statements of Income for the six months ended June 30, 2021, respectively. Changes in fair value of the forward starting swaps for the three and six months ended June 30, 2021 was a loss of $240 million and $220 million, respectively.

Bond locks
During the first six months of 2021, the Company entered into seven-year interest rate bond locks totalling a notional $600 million to fix the benchmark rate on cash flows associated with a highly probable forecasted issuance of long-term notes.

On May 21, 2021, the Merger Agreement with KCS was terminated which resulted in the Company ceasing hedge accounting for the $600 million of bond locks. However, as the debt issuances are still reasonably possible to occur, fair value changes prior to this determination remain in “Accumulated other comprehensive loss”, net of tax, until the notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” will be reclassified to “Net interest expense”. If debts are not issued, up to $2 million in “Accumulated other comprehensive loss” would be immediately reclassified to “Other expense (income)”. Fair value changes subsequent to May 21, 2021 were recorded within “Other expense (income)" on the Company’s Interim Consolidated Statements of Income.

As at June 30, 2021, the unrealized fair value loss derived from the bond locks of $5 million was included in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets. The offsetting $2 million and $3 million were reflected in "Other comprehensive income" on the Company’s Interim Consolidated Statements of Comprehensive Income and “Other expense (income)” on the Company’s Interim Consolidated Statements of Income for the six months ended June 30, 2021, respectively. Changes in fair value of the bond locks for the three and six months ended June 30, 2021 was a loss of $7 million and $5 million, respectively.

13    Shareholders' equity

On January 27, 2021, the Company announced a normal course issuer bid ("NCIB"), commencing January 29, 2021, to purchase up to 16.7 million Common Shares in the open market for cancellation on or before January 28, 2022. As at June 30, 2021, the Company had not purchased any Common Shares under this NCIB.

On December 17, 2019, the Company announced a NCIB, commencing December 20, 2019, to purchase up to 24.0 million Common Shares for cancellation on or before December 19, 2020. Upon expiry of this NCIB, the Company had purchased 21.4 million Common Shares for $1,577 million.

All purchases were made in accordance with the respective NCIB at prevailing market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange ("TSX"), with consideration allocated to "Share capital" up to the average carrying amount of the shares and any excess allocated to "Retained earnings".

The following table provides activities under the share repurchase programs:

	For the three months ended June 30		For the six months ended June 30
	2021	2020	2021	2020
Number of Common Shares repurchased(1)	—	754,300	—	8,033,570
Weighted-average price per share(2)	$—	$68.25	$—	$64.71
Amount of repurchase (in millions of Canadian dollars)(2)	$—	$52	$—	$520
(1)Includes shares repurchased but not yet cancelled at end of period.
(2)Includes brokerage fees.

14    Pension and other benefits

In the three and six months ended June 30, 2021, the Company made contributions to its defined benefit pension plans of $7 million and $11 million, respectively (three and six months ended June 30, 2020 - $6 million and $15 million, respectively).

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Current service cost (benefits earned by employees)	$43	$35	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	88	101	4	4
Expected return on fund assets	(240)	(236)	—	—
Recognized net actuarial loss	51	44	1	1
Total other components of net periodic benefit (recovery) cost	(101)	(91)	5	5
Net periodic benefit (recovery) cost	$(58)	$(56)	$8	$8

	For the six months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Current service cost (benefits earned by employees)	$86	$70	$6	$6
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	176	203	8	9
Expected return on fund assets	(480)	(473)	—	—
Recognized net actuarial loss	103	88	2	2
Total other components of net periodic benefit (recovery) cost	(201)	(182)	10	11
Net periodic benefit (recovery) cost	$(115)	$(112)	$16	$17

15    Stock-based compensation

At June 30, 2021, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2021 of $25 million and $49 million, respectively (three and six months ended June 30, 2020 - expense of $43 million and $54 million, respectively).

Stock option plan

Options issued prior to the share split described in Note 1 now each provide rights over five shares. For consistency, all number of options presented herein are calculated and shown on the basis of the number of shares subject to the options. In the six months ended June 30, 2021, under CP’s stock option plans, the Company issued 1,339,886 options at the weighted-average price of $87.64 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $26 million. The weighted-average fair value assumptions were approximately:

For the six months ended June 30, 2021
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	0.53%
Expected share price volatility(3)	27.14%
Expected annual dividends per share(4)	$0.760
Expected forfeiture rate(5)	2.61%
Weighted-average grant date fair value per option granted during the period	$19.05
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

Performance share unit plans

During the six months ended June 30, 2021, the Company issued 426,402 Performance Share Units ("PSUs") with a grant date fair value of approximately $37 million and 12,694 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the value of expected future matching units, of approximately $1 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in the six months ended June 30, 2021 is January 1, 2021 to December 31, 2023 and the performance factors are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

The performance period for PSUs issued in 2018 was January 1, 2018 to December 31, 2020. The performance factors for 626,400 PSUs were ROIC, TSR compared to the S&P/TSX Capped Industrial Index, and TSR compared to the S&P 1500 Road and Rail Index. The resulting payout was 200% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding December 31, 2020. In the first quarter of 2021, payouts occurred on 570,056 total outstanding awards, including dividends reinvested, totalling $98 million. The performance factors for the remaining 184,875 PSUs were annual revenue for the fiscal year 2020, diluted earnings per share for the fiscal year 2020, and share price appreciation.

Deferred share unit plan

During the six months ended June 30, 2021, the Company granted 53,391 DSUs with a grant date fair value of approximately $5 million. DSUs vest over various periods of up to 36 months and are only redeemable for a specified period after employment is terminated. The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

16    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2021 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position or results of operations.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. These consolidated claims are currently scheduled for a joint liability trial commencing on or around September 20, 2021, followed by a damages trial, if necessary.

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

The expense included in “Purchased services and other” for the three and six months ended June 30, 2021 was $2 million and $4 million (three and six months ended June 30, 2020 - $3 million and $4 million, respectively). Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at June 30, 2021 was $80 million (December 31, 2020 - $80 million). Payments are expected to be made over 10 years through 2030.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and six months ended June 30, 2021 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2020 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

For purposes of this report, all references herein to “CP”, “the Company”, “we”, “our” and “us” refer to Canadian Pacific Railway Limited ("CPRL"), CPRL and its subsidiaries, CPRL and one or more of its subsidiaries, or one or more of CPRL's subsidiaries, as the context may require.

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

Executive Summary

Second Quarter of 2021 Results

•Financial performance - In the second quarter of 2021, CP reported Diluted earnings per share ("EPS") of $1.86, an increase of 100% compared to the same period of 2020 and Net income of $1,246 million in the second quarter of 2021, an increase of 96% compared to the same period of 2020. These increases were primarily due to the merger termination fee received as a result of Kansas City Southern's ("KCS") termination of the Agreement and Plan of Merger (the "Merger Agreement") and higher freight revenue associated with higher volumes and higher freight revenue per revenue ton-mile ("RTM"), partially offset by acquisition-related costs associated with the proposed KCS transaction and volume variable expenses. The Merger Agreement is discussed further in Recent Developments of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted diluted EPS was $1.03 in the second quarter of 2021, an increase of 27% compared to the same period of 2020. Adjusted income was $689 million in the second quarter of 2021, an increase of 25% compared to the same period of 2020. These increases were primarily due to higher freight revenue associated with higher volumes and higher freight revenue per RTM, partially offset by volume variable expenses in the second quarter of 2021.

CP reported an Operating ratio of 60.1% in the second quarter of 2021, a 310 basis point increase as compared to the same period of 2020. This increase was primarily due to the acquisition-related costs associated with the proposed KCS transaction and the unfavourable impact of higher fuel prices, partially offset by higher freight revenue associated with higher volumes and higher freight revenue per RTM. Adjusted operating ratio, which excludes the acquisition-related costs, was 55.3%, a 170 basis point improvement as compared to the same period of 2020. This improvement was primarily due to higher freight revenue volumes, higher freight revenue per RTM, and efficiencies generated from improved operating performance and asset utilization, partially offset by the unfavourable impact of higher fuel prices and higher depreciation and amortization. No adjustment was made to Operating ratio in 2020.

Adjusted diluted EPS, Adjusted income and Adjusted Operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues - Total revenues increased by 15% in the second quarter of 2021 to $2,054 million compared to the same period of 2020. This increase was primarily due to higher freight revenue volumes and higher freight revenue per RTM.

•Operating performance - CP's average train weight increased by 1% to 10,101 tons and average train length increased by 3% to 8,335 feet, compared to the same period in 2020. These increases were a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer and heavier Grain trains in each case compared to the same period in 2020. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•On March 21, 2021, CP announced that it entered into the Merger Agreement with KCS, under which CP agreed to acquire KCS in a stock and cash transaction representing an enterprise value of approximately U.S. $29 billion, including the assumption of U.S. $3.8 billion of outstanding KCS debt. On May 21, 2021, KCS terminated the Merger Agreement in order to enter into a definitive merger agreement with Canadian National Railway ("CN") (the "CN Agreement"). As a result and under the terms of the Merger Agreement, KCS concurrently paid a merger termination fee of $845 million (U.S. $700 million) to the Company. CP remains available to re-engage with KCS.

•On April 21, 2021, the five-for-one Share Split of the issued and outstanding Common Shares was approved at the Annual and Special Meeting of Shareholders. On May 13, 2021, the Company’s shareholders of record as of May 5, 2021 received four additional Common Shares for every Common Share held. Ex-distribution trading in the Company’s Common Shares on a split-adjusted basis commenced on May 14, 2021. Proportional adjustments were also made to outstanding awards under the Company's stock-based compensation plans in order to reflect the share split. All outstanding Common Shares, stock-based compensation awards, and per share amounts herein have been retrospectively adjusted to reflect the share split.

•In the second quarter of 2021, CP’s Pandemic Team continued to proactively monitor guidance and orders from governments, public health authorities, and regulatory agencies. Utilizing that guidance while implementing CP protocols and safety measures, the Company has begun safely reintegrating its employees into the workplace where permissible. The Company maintained preventative measures that serve to minimize the risk of exposure to COVID-19, including physical distancing measures, restricting employee business travel, strengthening clean workplace and face covering practices, reinforcing socially responsible sick leave recommendations, limiting visitor and third-party access to Company facilities, and continuously reevaluating our efforts with safety as a top priority.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A. Risk Factors of the Company's 2020 Annual Report on Form 10-K.

Prior Developments

•On April 21, 2021, at the Company's Annual and Special Meeting of Shareholders, conducted virtually, all 11 director nominees were elected.

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

2021 Outlook

With a 2021 plan that encompasses profitable sustainable growth, CP expects high single-digit RTM growth and double-digit Adjusted diluted EPS growth. CP’s expectations for Adjusted diluted EPS growth in 2021 are based on Adjusted diluted EPS of $3.53 in 2020. For the purposes of this outlook, CP assumes an effective tax rate of 24.6 percent. CP estimates other components of net periodic benefit recovery to increase by approximately $40 million versus 2020. As CP continues to invest in service, productivity and safety, the Company plans to invest approximately $1.55 billion in capital programs in 2021.

Although CP has provided a forward-looking Non-GAAP measure (Adjusted diluted EPS), management is unable to reconcile, without unreasonable efforts, the forward-looking Adjusted diluted EPS to the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs (including legal, consulting, and financing fees and fair value gain or loss on FX forward contracts and interest rate hedges), the merger termination fee, changes in income tax rates and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the U.S.-to-Canadian dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities from Adjusted diluted EPS. Please see Forward-Looking Statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2021	2020(1)	% Change	2021	2020(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	71,355	63,077	13	142,682	134,410	6
Train miles (thousands)	7,605	6,865	11	15,407	15,238	1
Average train weight - excluding local traffic (tons)	10,101	9,984	1	9,945	9,544	4
Average train length - excluding local traffic (feet)	8,335	8,089	3	8,150	7,713	6
Average terminal dwell (hours)	6.8	6.5	5	7.1	6.4	11
Average train speed (miles per hour, or "mph")	21.8	22.4	(3)	21.3	22.0	(3)
Locomotive productivity (GTMs / operating horsepower)	208	212	(2)	205	206	—
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.918	0.921	—	0.938	0.947	(1)
Total Employees and Workforce
Total employees (average)	12,688	12,001	6	12,375	12,244	1
Total employees (end of period)	12,709	11,988	6	12,709	11,988	6
Workforce (end of period)	12,749	12,033	6	12,749	12,033	6
Safety Indicators(1)
FRA personal injuries per 200,000 employee-hours	0.77	1.16	(34)	0.96	1.14	(16)
FRA train accidents per million train-miles	0.36	1.19	(70)	0.88	1.02	(14)
(1)Federal Railroad Administration ("FRA") personal injuries per 200,000 employee-hours for the three months ended June 30, 2020, previously reported as 1.12, was restated to 1.16 in this Earnings Release. FRA train accidents per million train-miles for the three months ended June 30, 2020, previously reported as 1.06, was restated to 1.19 in this Earnings Release. These restatements reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

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

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

•A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs increased by 13% in the second quarter of 2021 compared to the same period of 2020. This increase was mainly attributable to higher volumes of Energy, chemicals and plastics, Metals, minerals and consumer products, Intermodal, and Coal. This increase was partially offset by lower volumes of Potash.

•Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicate improved train productivity. Train miles increased by 11% in the second quarter of 2021 compared to the same period of 2020. This increase reflects the impact of a 13% increase in workload (GTMs) partially offset by a 1% increase in average train weights.

•Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight increased by 1% in the second quarter of 2021 compared to the same period of 2020. This increase was a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer and heavier Grain trains. Improvements for Grain trains were driven by the High Efficiency Product ("HEP") train model, which is an 8,500-foot train model that features the new high-capacity grain hopper cars and increased grain carrying capacity.

•Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train length indicates improved asset utilization. Average train length increased by 3% in the second quarter of 2021 compared to the same period of 2020. This increase was a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer Grain trains. Improvements for Grain trains were driven by the 8,500-foot HEP train model.

•Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell increased by 5% in the second quarter of 2021 compared to the same period of 2020, as a result of increased network activity in response to demand recovery from the impact of the COVID-19 pandemic in the prior year.

•Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed decreased by 3% in the second quarter of 2021 compared to the same period of 2020, as a result of increased network activity in response to demand recovery from the impact of the COVID-19 pandemic in the prior year.

•Locomotive productivity is defined as the daily average GTMs divided by daily average operating horsepower. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. An increase in locomotive productivity indicates more efficient locomotive utilization and may also be the result of moving heavier commodities. Locomotive productivity decreased by 2% in the second quarter of 2021 compared to the same period of 2020, as a result of moving proportionately higher volumes of lighter merchandise and Intermodal.

•Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency was flat in the second quarter of 2021 compared to the same period of 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

•GTMs increased by 6% for the first six months of 2021 compared to the same period of 2020. This increase was primarily attributable to higher volumes of Grain, Energy, chemicals and plastics, excluding crude, Metals, minerals and consumer products, and Automotive. This increase was partially offset by lower volumes of crude and Potash.

•Train miles increased by 1% for the first six months of 2021 compared to the same period of 2020. This increase reflected the impact of a 6% increase in workload (GTMs), partially offset by a 4% increase in average train weights.

•Average train weight increased by 4% for the first six months of 2021 compared to the same period of 2020. This increase was a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer and heavier Grain trains. Improvements for Grain trains were driven by the 8,500-foot HEP train model. This increase was partially offset by lower volumes of heavier commodities such as crude.

•Average train length increased by 6% for the first six months of 2021 from the same period of 2020. This increase was primarily due to improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer Grain trains. Improvements for Grain trains were driven by the 8,500-foot HEP train model.

•Average terminal dwell increased by 11% in the first six months of 2021 compared to the same period of 2020. This unfavourable increase was driven primarily by increased network activity in response to demand recovery from the impact of the COVID-19 pandemic in the prior year.

•Average train speed decreased by 3% in the first six months of 2021 compared to the same period of 2020. This decrease was driven primarily by harsh winter operating conditions in the first quarter of 2021 and increased network activity in response to demand recovery from the impact of the COVID-19 pandemic in the prior year.

•Locomotive productivity was flat in the first six months of 2021 compared to the same period of 2020.

•Fuel efficiency improved by 1% in the first six months of 2021 compared to the same period of 2020. This increase in efficiency was due to running longer and heavier trains as a result of improvements in the operating plan.

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

The average number of total employees increased by 6% and 1% for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020. The total number of employees as at June 30, 2021 was 12,709, an increase of 721, or 6%, compared to 11,988 as at June 30, 2020. The total workforce as at June 30, 2021 was 12,749, an increase of 716, or 6%, compared to 12,033 as at June 30, 2020. The increases in the total employees and workforce were driven by current and anticipated volume growth in 2021 and furloughs in the prior year associated with the economic downturn caused by COVID-19.

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

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 0.77 in the second quarter of 2021, a decrease from 1.16 in the same period of 2020. For the first six months of 2021, the FRA personal injury rate per 200,000 employee-hours for CP was 0.96, a decrease from 1.14 in the same period of 2020.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $11,200 in 2021 and U.S. $10,700 in damage for 2020. The FRA train accidents per million train-miles was 0.36 in the second quarter of 2021, a decrease from 1.19 in the same period of 2020. For the first six months of 2021, the FRA train accidents per million train-miles was 0.88, a decrease from 1.02 in the same period of 2020.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and six months ended, June 30, 2021 and the comparative figures in 2020. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2021	2020	2021	2020
Financial Performance and Liquidity
Total revenues	$2,054	$1,792	$4,013	$3,835
Operating income	820	770	1,600	1,604
Adjusted operating income(1)	919	770	1,732	1,604
Net income	1,246	635	1,848	1,044
Adjusted income(1)	689	553	1,289	1,160
Basic EPS	1.87	0.94	2.77	1.53
Diluted EPS	1.86	0.93	2.76	1.53
Adjusted diluted EPS(1)	1.03	0.81	1.92	1.70
Dividends declared per share	0.190	0.166	0.380	0.332
Cash provided by operating activities	1,954	835	2,536	1,324
Cash used in investing activities	(405)	(468)	(691)	(830)
Cash used in financing activities	(1,016)	(322)	(1,096)	(366)
Free cash(1)	746	333	1,042	491
Financial Position	As at June 30, 2021		As at December 31, 2020
Total assets	$24,704		$23,640
Total long-term debt, including current portion	8,722		9,771
Total shareholders’ equity	8,965		7,319
	For the three months ended June 30		For the six months ended June 30
Financial Ratios	2021	2020	2021	2020
Operating ratio(2)	60.1%	57.0%	60.1%	58.2%
Adjusted operating ratio(1)	55.3%	57.0%	56.8%	58.2%
	For the twelve months ended June 30
	2021		2020
Return on average shareholders' equity(3)	39.5%		31.8%
Adjusted return on invested capital ("Adjusted ROIC")(1)	16.7%		17.1%
Long-term debt to Net income ratio(4)	2.7		4.1
Adjusted net debt to adjusted EBITDA ratio(1)	2.0		2.4
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

Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Income

Operating income was $820 million in the second quarter of 2021, an increase of $50 million, or 6%, from $770 million in the same period of 2020. This increase was primarily due to higher freight volumes as measured by RTMs and higher freight rates.

This increase was partially offset by:
•acquisition-related costs of $99 million associated with the proposed KCS transaction that were recognized in Purchased services and other;
•the unfavourable impact of the change in FX of $47 million;
•the unfavourable impact of higher fuel price of $15 million; and
•increased training costs.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $919 million in the second quarter of 2021, an increase of $149 million, or 19%, from $770 million in the same period of 2020. This increase reflects the same factors discussed above except that Adjusted operating income in 2021 excludes the acquisition-related costs of $99 million associated with the proposed KCS transaction.

Net income was $1,246 million in the second quarter of 2021, an increase of $611 million, or 96%, from $635 million in the same period of 2020. This increase was primarily due to the $845 million merger termination fee received in connection with KCS' termination of the Merger Agreement and higher operating income excluding acquisition-related costs, partially offset by $308 million in acquisition-related costs associated with the proposed KCS transaction and higher income tax expense due to higher taxable earnings.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $689 million in the second quarter of 2021, an increase of $136 million, or 25%, from $553 million in the same period of 2020. This increase was primarily due to higher Adjusted operating income.

Diluted Earnings per Share

Diluted EPS was $1.86 in the second quarter of 2021, an increase of $0.93, or 100%, from $0.93 in the same period of 2020. This increase was due to higher Net income and lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $1.03 in the second quarter of 2021, an increase of $0.22, or 27%, from $0.81 in the same period of 2020. This increase was due to higher Adjusted income and lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 60.1% in the second quarter of 2021, a 310 basis point increase from 57.0% in the same period of 2020. This increase was primarily due to acquisition-related costs associated with the proposed KCS transaction and the unfavourable impact of higher fuel prices.

This increase was partially offset by:
•higher freight volumes as measured by RTMs and higher freight rates;
•decreased stock-based compensation primarily driven by the impact of changes in share price; and
•a legal claim recovery.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was 55.3% in the second quarter of 2021, a 170 basis point improvement from the same period of 2020. This improvement was primarily due to:
•higher freight volumes as measured by RTMs and higher freight rates;
•decreased stock-based compensation primarily driven by the impact of changes in share price; and
•a legal claim recovery.

This improvement was partially offset by the unfavourable impact of higher fuel prices.

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

Return on average shareholders' equity was 39.5% for the twelve months ended June 30, 2021, a 770 basis point increase compared to 31.8% for the twelve months ended June 30, 2020, primarily due to higher Net income. This increase was partially offset by higher average shareholders' equity due to accumulated Net income, partially offset by the impact of the Company's share repurchase program.

Adjusted ROIC was 16.7% for the twelve months ended June 30, 2021, a 40 basis point decrease compared to 17.1% for the twelve months ended June 30, 2020. This decrease was primarily due to the increase in adjusted average invested capital driven by higher adjusted income, partially offset by the impact of the Company's share repurchase program. Adjusted ROIC is a Non-GAAP measure, which is defined and reconciled from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Income

Operating income was $1,600 million in the first six months of 2021, a decrease of $4 million, from $1,604 million in the same period of 2020. This decrease was primarily due to:
•acquisition-related costs of $132 million associated with the proposed KCS transaction that were recognized in Purchased services and other;
•the unfavourable impact of the change in FX of $72 million;
•the unfavourable impact of higher fuel prices of $52 million;
•higher depreciation and amortization of $24 million (excluding FX);
•cost inflation;
•higher defined benefit pension current service cost of $16 million; and
•increased training costs.

This decrease was partially offset by:
•higher freight volumes as measured by RTMs and higher freight rates;
•a gain on exchange of property and construction easements in Chicago of $50 million; and
•the efficiencies generated from improved operating performance and asset utilization.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $1,732 million in the first six months of 2021, an increase of $128 million, or 8%, from $1,604 million in the same period of 2020. This increase was primarily due to:
•higher freight volumes as measured by RTMs and higher freight rates;
•a gain on exchange of property and construction easements in Chicago of $50 million; and
•the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:
•the unfavourable impact of the change in FX of $72 million;
•the unfavourable impact of higher fuel prices of $52 million;
•higher depreciation and amortization of $24 million (excluding FX);
•cost inflation; and
•higher defined benefit pension current service costs of $16 million.

Net income was $1,848 million in the first six months of 2021, an increase of $804 million, or 77%, from $1,044 million in the same period of 2020. This increase was primarily due to the $845 million merger termination fee received in connection with KCS' termination of the Merger Agreement and an FX translation gain on debt and lease liabilities of $85 million, compared to an FX translation loss on debt and lease liabilities of $129 million in the same period of 2020, partially offset by $344 million in acquisition-related costs associated with the proposed KCS transaction.

Adjusted income was $1,289 million in the first six months of 2021, an increase of $129 million, or 11%, from $1,160 million in the same period of 2020. This increase was primarily due to higher Adjusted operating income.

Diluted Earnings per Share

Diluted EPS was $2.76 in the first six months of 2021, an increase of $1.23, or 80%, from $1.53 in the same period of 2020. This increase was due to higher Net income and lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Adjusted diluted EPS was $1.92 in the first six months of 2021, an increase of $0.22, or 13%, from $1.70 in the same period of 2020. This increase was due to higher Adjusted income and lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Operating Ratio

The Company’s Operating ratio was 60.1% in the first six months of 2021, a 190 basis point increase from 58.2% in the same period of 2020. This increase was primarily due to acquisition-related costs associated with the proposed KCS transaction and the unfavourable impact of higher fuel prices.

This increase was partially offset by higher freight volumes as measured by RTMs and higher freight rates and a gain on exchange of property and construction easements in Chicago.

Adjusted operating ratio, which excludes the acquisition-related costs associated with the proposed KCS transaction, was 56.8% in the first six months of 2021, a 140 basis point improvement from the same period of 2020. This improvement was primarily due to:
•higher freight volumes as measured by RTMs and higher freight rates;
•a gain on exchange of property and construction easements in Chicago; and
•the efficiencies generated from improved operating performance and asset utilization.

This improvement was partially offset by the unfavourable impact of higher fuel prices and higher depreciation and amortization.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar.

On July 23, 2021, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.26 Canadian dollar.

The following tables set forth, for the periods indicated, the average exchange rate between the Canadian dollar and the U.S. dollar expressed in the Canadian dollar equivalent of one U.S. dollar, the high and low exchange rates and period end exchange rates for the periods indicated. Average for year-end periods are calculated by using the exchange rates on the last day of each full month during the relevant period. These rates are based on the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York set forth in the H.10 statistical release of the Federal Reserve Board.

Average exchange rates (Canadian/U.S. dollar)	2021	2020
For the three months ended - June 30	$1.23	$1.39
For the six months ended - June 30	$1.25	$1.37

Ending exchange rates (Canadian/U.S. dollar)	2021	2020
Beginning of year - January 1	$1.28	$1.30
Beginning of quarter - April 1	$1.26	$1.41
End of quarter - June 30	$1.24	$1.36

	For the three months ended June 30		For the six months ended June 30
High/Low exchange rates (Canadian/U.S. dollar)	2021	2020	2021	2020
High	$1.26	$1.42	$1.28	$1.45
Low	$1.20	$1.34	$1.20	$1.30

In the second quarter of 2021, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $94 million, a decrease in total operating expenses of $47 million, and a decrease in interest expense of $12 million from the same period of 2020. In the first six months of 2021, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $146 million, a decrease in total operating expenses of $74 million, and a decrease in interest expense of $18 million from the same period of 2020.
The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three and six months ended June 30, 2021 and the comparative periods of 2020.

Average Fuel Price (U.S. dollars per U.S. gallon)	2021	2020
For the three months ended - June 30	$2.71	$1.63
For the six months ended - June 30	$2.54	$1.98

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the second quarter of 2021, the unfavourable impact of fuel prices on Operating income was $15 million. Higher fuel prices resulted in an increase in Total operating expenses of $68 million. Higher fuel prices and increased carbon tax recoveries, partially offset by the unfavourable impact of the timing of recoveries from CP's fuel cost adjustment program resulted in an increase in Total revenues of $53 million from the same period of 2020.

In the first six months of 2021, the unfavourable impact of fuel prices on Operating income was $52 million. Higher fuel prices resulted in an increase in Total operating expenses of $75 million. Higher fuel prices and increased carbon tax recoveries, partially offset by the timing of recoveries from CP's fuel cost adjustment program resulted in an increase in Total revenues of $23 million from the same period of 2020.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP". The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for the three and six months ended June 30, 2021 and the comparative periods in 2020.

TSX (in Canadian dollars)	2021	2020
Opening Common Share price, as at January 1	$88.31	$66.21
Ending Common Share price, as at March 31	$96.00	$62.11
Ending Common Share price, as at June 30	$95.32	$69.06
Change in Common Share price for the three months ended June 30	$(0.68)	$6.95
Change in Common Share price for the six months ended June 30	$7.01	$2.85

NYSE (in U.S. dollars)	2021	2020
Opening Common Share price, as at January 1	$69.34	$50.99
Ending Common Share price, as at March 31	$75.86	$43.92
Ending Common Share price, as at June 30	$76.91	$51.07
Change in Common Share price for the three months ended June 30	$1.05	$7.15
Change in Common Share price for the six months ended June 30	$7.57	$0.08

In the second quarter of 2021, the impact of the change in Common Share prices resulted in a negligible change in stock-based compensation expense compared to an increase of $20 million in the same period of 2020.

In the first six months of 2021, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $17 million compared to an increase of $3 million in the same period of 2020.

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

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$2,008	$1,752	$256	15	21
Non-freight revenues (in millions)	46	40	6	15	18
Total revenues (in millions)	$2,054	$1,792	$262	15	21
Carloads (in thousands)	723.5	631.0	92.5	15	N/A
Revenue ton-miles (in millions)	39,061	35,727	3,334	9	N/A
Freight revenue per carload (in dollars)	$2,775	$2,777	$(2)	—	6
Freight revenue per revenue ton-mile (in cents)	5.14	4.90	0.24	5	11
(1)Freight revenues include fuel surcharge revenues of $133 million in 2021 and $63 million in 2020. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.
(2)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $2,008 million in the second quarter of 2021, an increase of $256 million, or 15%, from $1,752 million in the same period of 2020. This increase was primarily due to higher volumes as measured by RTMs and higher freight revenue per RTM.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the second quarter of 2021 were 39,061 million, an increase of 3,334 million, or 9%, from 35,727 million in the same period of 2020. This increase was mainly attributable to higher volumes of Energy, chemicals and plastics, Metals, minerals and consumer products, Intermodal, and Coal. This increase was partially offset by lower volumes of Potash.

Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per RTM was 5.14 cents in the second quarter of 2021, an increase of 0.24 cents, or 5%, from 4.90 cents in the same period of 2020. This increase was primarily due to moving higher volumes of Automotive, which has a higher freight revenue per RTM compared to the corporate average, higher fuel surcharge revenue as a result of higher fuel prices of $53 million, and higher freight rates. This increase was partially offset by the unfavourable impact of the change in FX of $93 million.

Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 723.5 thousand in the second quarter of 2021, an increase of 92.5 thousand, or 15%, from 631.0 thousand in the same period of 2020. This increase was primarily due to higher volumes of Intermodal, Coal, Automotive, Metals, minerals and consumer products, and Energy, chemicals and plastics.

Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $2,775 in the second quarter of 2021, a decrease of $2 from $2,777 in the same period of 2020. This decrease was primarily due to the unfavourable impact of the change in FX of $93 million, offset by higher fuel surcharge revenue as a result of higher fuel prices of $53 million, and higher freight rates.

Non-freight revenues were $46 million in the second quarter of 2021, an increase of $6 million, or 15%, from $40 million in the same period of 2020. This increase was primarily due to revenue recognized for construction easements in Chicago of $4 million, higher leasing revenue, and switching fees.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$3,926	$3,752	$174	5	9
Non-freight revenues (in millions)	87	83	4	5	6
Total revenues (in millions)	$4,013	$3,835	$178	5	9
Carloads (in thousands)	1,414.9	1,321.6	93.3	7	N/A
Revenue ton-miles (in millions)	78,334	74,945	3,389	5	N/A
Freight revenue per carload (in dollars)	$2,775	$2,839	$(64)	(2)	2
Freight revenue per revenue ton-mile (in cents)	5.01	5.01	—	—	4
(1)Freight revenues include fuel surcharge revenues of $218 million in 2021 and $182 million in 2020. Fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.
(2)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $3,926 million in the first six months of 2021, an increase of $174 million, or 5%, from $3,752 million in the same period of 2020. This increase was primarily due to higher volumes as measured by RTMs.

RTMs for the first six months of 2021 were 78,334 million, an increase of 3,389 million, or 5% from 74,945 million in the same period of 2020. This increase was mainly attributable to higher volumes of Grain, Coal, Energy, chemicals and plastics, excluding crude, Metals, minerals and consumer products, and Automotive. This increase was partially offset by lower volumes of crude and Potash.

Freight revenue per RTM was 5.01 cents in the first six months of 2021, consistent with the same period in 2020. This was primarily due to moving higher volumes of Automotive, which has a higher freight revenue per RTM compared to the corporate average, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices of $23 million. This increase was offset by the unfavourable impact of the change in FX of $145 million.

Carloads were 1,414.9 thousand in the first six months of 2021, an increase of 93.3 thousand, or 7%, from 1,321.6 thousand in the same period of 2020. This increase was primarily due to higher volumes of Coal, Automotive, Intermodal, Grain, Metals minerals and consumer products, and Energy, chemicals and plastics, excluding crude. This increase was partially offset by lower volumes of crude and Potash.

Freight revenue per carload was $2,775 in the first six months of 2021, a decrease of $64, or 2%, from $2,839 in the same period of 2020. This decrease was primarily due to the unfavourable impact of the change in FX of $145 million. This decrease was partially offset by higher freight rates and higher fuel surcharge revenue as a result of higher fuel prices of $23 million.

Non-freight revenues were $87 million in the first six months of 2021, an increase of $4 million, or 5%, from $83 million in the same period of 2020. This increase was primarily due to revenue recognized for construction easements in Chicago of $4 million and higher leasing revenues, partially offset by lower revenue from logistical services, passenger service operators, and switching fees.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $133 million in the second quarter of 2021, an increase of $70 million, or 111%, from $63 million in the same period of 2020. This increase was primarily due to higher fuel prices, higher volumes, and increased carbon tax recoveries. This increase was partially offset by the timing of recoveries from CP's fuel adjustment program and the unfavourable impact of the change in FX.

In the first six months of 2021, fuel surcharge revenues were $218 million, an increase of $36 million, or 20%, from $182 million in the same period of 2020. This increase was primarily due to higher fuel prices, higher volumes, and increased carbon tax recoveries. This increase was partially offset by the timing of recoveries from CP's fuel cost adjustment program and the unfavourable impact of the change in FX.

Lines of Business

Grain

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$444	$446	$(2)	—	4
Carloads (in thousands)	118.4	118.4	—	—	N/A
Revenue ton-miles (in millions)	10,076	10,169	(93)	(1)	N/A
Freight revenue per carload (in dollars)	$3,750	$3,767	$(17)	—	4
Freight revenue per revenue ton-mile (in cents)	4.41	4.39	0.02	—	5
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $444 million in the second quarter of 2021, a decrease of $2 million from $446 million in the same period of 2020. This decrease was primarily due to lower volumes of Canadian grain to eastern Canada and Vancouver and the unfavourable impact of the change in FX. This decrease was partially offset by moving higher volumes of U.S. corn and wheat to the U.S. Pacific Northwest, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$892	$864	$28	3	7
Carloads (in thousands)	234.8	219.0	15.8	7	N/A
Revenue ton-miles (in millions)	20,849	19,185	1,664	9	N/A
Freight revenue per carload (in dollars)	$3,799	$3,945	$(146)	(4)	—
Freight revenue per revenue ton-mile (in cents)	4.28	4.50	(0.22)	(5)	(2)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $892 million in the first six months of 2021, an increase of $28 million, or 3%, from $864 million in the same period of 2020. This increase was primarily due to higher volumes of U.S. corn and wheat to the U.S. Pacific Northwest. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of U.S. corn to the U.S. Pacific Northwest, which has a longer length of haul.

Coal

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$170	$131	$39	30	32
Carloads (in thousands)	78.8	59.4	19.4	33	N/A
Revenue ton-miles (in millions)	4,837	4,337	500	12	N/A
Freight revenue per carload (in dollars)	$2,157	$2,205	$(48)	(2)	(1)
Freight revenue per revenue ton-mile (in cents)	3.51	3.02	0.49	16	18
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Coal revenue was $170 million in the second quarter of 2021, an increase of $39 million, or 30%, from $131 million in the same period of 2020. This increase was primarily due to increased freight revenue per RTM and higher volumes of Canadian coal, driven by prior year supply chain challenges at both the mines and the ports. Freight revenue per RTM increased due to moving higher volumes of Canadian coal to Kamloops, B.C., which has a shorter length of haul, and higher fuel surcharge revenue as a result of higher fuel prices.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$333	$281	$52	19	20
Carloads (in thousands)	150.8	123.2	27.6	22	N/A
Revenue ton-miles (in millions)	10,117	8,772	1,345	15	N/A
Freight revenue per carload (in dollars)	$2,208	$2,281	$(73)	(3)	(2)
Freight revenue per revenue ton-mile (in cents)	3.29	3.20	0.09	3	4
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $333 million in the first six months of 2021, an increase of $52 million, or 19%, from $281 million in the same period of 2020. This increase was primarily due to higher volumes of Canadian coal, driven by prior year supply chain challenges at both the mines and the ports, and increased freight revenue per RTM. Freight revenue per RTM increased due to moving higher volumes of Canadian coal to Kamloops, B.C., which has a shorter length of haul.

Potash

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$134	$146	$(12)	(8)	(3)
Carloads (in thousands)	44.6	47.0	(2.4)	(5)	N/A
Revenue ton-miles (in millions)	4,978	5,490	(512)	(9)	N/A
Freight revenue per carload (in dollars)	$3,004	$3,106	$(102)	(3)	2
Freight revenue per revenue ton-mile (in cents)	2.69	2.66	0.03	1	7
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $134 million in the second quarter of 2021, a decrease of $12 million, or 8%, from $146 million in the same period of 2020. This decrease was primarily due to lower volumes of export potash to Vancouver and the U.S. Pacific Northwest as a result of construction at the Port of Vancouver and the Port of Portland, and the unfavourable impact of the change in FX. This decrease was partially offset by increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, moving lower volumes of export potash, which has a longer length of haul, and higher freight rates.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$235	$258	$(23)	(9)	(5)
Carloads (in thousands)	79.0	83.4	(4.4)	(5)	N/A
Revenue ton-miles (in millions)	8,764	9,628	(864)	(9)	N/A
Freight revenue per carload (in dollars)	$2,975	$3,094	$(119)	(4)	—
Freight revenue per revenue ton-mile (in cents)	2.68	2.68	—	—	4
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $235 million in the first six months of 2021, a decrease of $23 million, or 9%, from $258 million in the same period of 2020. This decrease was primarily due to lower volumes of export potash to Vancouver and the U.S. Pacific Northwest as a result of construction at the Port of Vancouver and the Port of Portland, and the unfavourable impact of the change in FX. This decrease was partially offset by higher freight rates and higher fuel surcharge revenue as a result of higher fuel prices. RTMs decreased more than carloads due to moving lower volumes of export potash, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$78	$77	$1	1	10
Carloads (in thousands)	17.0	16.7	0.3	2	N/A
Revenue ton-miles (in millions)	1,263	1,233	30	2	N/A
Freight revenue per carload (in dollars)	$4,588	$4,611	$(23)	—	8
Freight revenue per revenue ton-mile (in cents)	6.18	6.24	(0.06)	(1)	7
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $78 million in the second quarter of 2021, an increase of $1 million, or 1%, from $77 million in the same period of 2020. This increase was primarily due to higher volumes of wet fertilizer, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$155	$147	$8	5	12
Carloads (in thousands)	33.3	31.8	1.5	5	N/A
Revenue ton-miles (in millions)	2,532	2,328	204	9	N/A
Freight revenue per carload (in dollars)	$4,655	$4,623	$32	1	7
Freight revenue per revenue ton-mile (in cents)	6.12	6.31	(0.19)	(3)	3
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $155 million in the first six months of 2021, an increase of $8 million, or 5%, from $147 million in the same period of 2020. This increase was primarily due to higher volumes of wet and dry fertilizer, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of wet fertilizers from western Canada to the U.S. Midwest, which has a longer length of haul.

Forest Products

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$90	$81	$9	11	22
Carloads (in thousands)	18.9	17.5	1.4	8	N/A
Revenue ton-miles (in millions)	1,508	1,319	189	14	N/A
Freight revenue per carload (in dollars)	$4,762	$4,629	$133	3	13
Freight revenue per revenue ton-mile (in cents)	5.97	6.14	(0.17)	(3)	6
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $90 million in the second quarter of 2021, an increase of $9 million, or 11%, from $81 million in the same period of 2020. This increase was primarily due to higher volumes of lumber, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of lumber, which has a longer length of haul.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$170	$159	$11	7	15
Carloads (in thousands)	36.4	35.6	0.8	2	N/A
Revenue ton-miles (in millions)	2,871	2,596	275	11	N/A
Freight revenue per carload (in dollars)	$4,670	$4,466	$204	5	12
Freight revenue per revenue ton-mile (in cents)	5.92	6.12	(0.20)	(3)	4
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $170 million in the first six months of 2021, an increase of $11 million, or 7%, from $159 million in the same period of 2020. This increase was primarily due to higher volumes of lumber, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of lumber, which has a longer length of haul.

Energy, Chemicals and Plastics

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$369	$341	$28	8	16
Carloads (in thousands)	76.1	62.8	13.3	21	N/A
Revenue ton-miles (in millions)	5,856	4,512	1,344	30	N/A
Freight revenue per carload (in dollars)	$4,849	$5,430	$(581)	(11)	(5)
Freight revenue per revenue ton-mile (in cents)	6.30	7.56	(1.26)	(17)	(11)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $369 million in the second quarter of 2021, an increase of $28 million, or 8%, from $341 million in the same period of 2020. This increase was primarily due to higher volumes of crude and liquefied petroleum gas ("LPG") as a result of demand recovery from the impact of the COVID-19 pandemic in the prior year, and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased primarily due to moving proportionately higher volumes of crude, which has a longer length of haul, and the unfavourable impact of the change in FX.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$757	$832	$(75)	(9)	(5)
Carloads (in thousands)	163.3	164.6	(1.3)	(1)	N/A
Revenue ton-miles (in millions)	12,998	13,361	(363)	(3)	N/A
Freight revenue per carload (in dollars)	$4,636	$5,055	$(419)	(8)	(4)
Freight revenue per revenue ton-mile (in cents)	5.82	6.23	(0.41)	(7)	(3)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $757 million in the first six months of 2021, a decrease of $75 million, or 9%, from $832 million in the same period of 2020. This decrease was primarily due to lower volumes of crude and decreased freight revenue per RTM. This decrease was partially offset by higher volumes of LPG. Freight revenue per RTM decreased primarily due to the unfavourable impact of the change in FX and lower fuel surcharge revenue as a result of the timing of recoveries. RTMs decreased more than carloads due to moving lower volumes of crude, which has a longer length of haul.

Metals, Minerals and Consumer Products

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$180	$133	$47	35	49
Carloads (in thousands)	61.1	45.1	16.0	35	N/A
Revenue ton-miles (in millions)	2,837	1,877	960	51	N/A
Freight revenue per carload (in dollars)	$2,946	$2,949	$(3)	—	10
Freight revenue per revenue ton-mile (in cents)	6.34	7.09	(0.75)	(11)	(2)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $180 million in the second quarter of 2021, an increase of $47 million, or 35%, from $133 million in the same period of 2020. This increase was primarily due to higher volumes of frac sand and steel, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to moving proportionately higher volumes of frac sand, which has a longer length of haul, and the unfavourable impact of the change in FX.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$339	$322	$17	5	12
Carloads (in thousands)	116.8	103.3	13.5	13	N/A
Revenue ton-miles (in millions)	5,336	4,648	688	15	N/A
Freight revenue per carload (in dollars)	$2,902	$3,117	$(215)	(7)	(1)
Freight revenue per revenue ton-mile (in cents)	6.35	6.93	(0.58)	(8)	(2)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $339 million in the first six months of 2021, an increase of $17 million, or 5%, from $322 million in the same period of 2020. This increase was primarily due to higher volumes of steel, aggregates, and frac sand. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX and moving proportionately higher volumes of frac sand, which has a longer length of haul.

Automotive

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$98	$34	$64	188	216
Carloads (in thousands)	28.7	11.9	16.8	141	N/A
Revenue ton-miles (in millions)	467	130	337	259	N/A
Freight revenue per carload (in dollars)	$3,415	$2,857	$558	20	31
Freight revenue per revenue ton-mile (in cents)	20.99	26.15	(5.16)	(20)	(12)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $98 million in the second quarter of 2021, an increase of $64 million, or 188%, from $34 million in the same period of 2020. This increase was primarily due to higher volumes as a result of the onboarding of customers moving to and from Vancouver, prior year manufacturing plant shutdowns across North America as a result of the COVID-19 pandemic, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to moving proportionately higher volumes from Vancouver to eastern Canada, which has a longer length of haul, and the unfavourable impact of the change in FX.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$206	$121	$85	70	82
Carloads (in thousands)	62.1	40.1	22.0	55	N/A
Revenue ton-miles (in millions)	975	456	519	114	N/A
Freight revenue per carload (in dollars)	$3,317	$3,017	$300	10	18
Freight revenue per revenue ton-mile (in cents)	21.13	26.54	(5.41)	(20)	(15)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $206 million in the first six months of 2021, an increase of $85 million, or 70%, from $121 million in the same period of 2020. This increase was primarily due to higher volumes as a result of the onboarding of customers moving to and from Vancouver, prior year manufacturing plant shutdowns across North America as a result of the COVID-19 pandemic, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to moving proportionately higher volumes from Vancouver to eastern Canada, which has a longer length of haul, and the unfavourable impact of the change in FX.
Intermodal

For the three months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$445	$363	$82	23	27
Carloads (in thousands)	279.9	252.2	27.7	11	N/A
Revenue ton-miles (in millions)	7,239	6,660	579	9	N/A
Freight revenue per carload (in dollars)	$1,590	$1,439	$151	10	15
Freight revenue per revenue ton-mile (in cents)	6.15	5.45	0.70	13	17
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $445 million in the second quarter of 2021, an increase of $82 million, or 23%, from $363 million in the same period of 2020. This increase was primarily due to higher domestic retail and wholesale intermodal volumes and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. Carloads increased more than RTMs due to moving lower volumes of international intermodal to and from the Port of Vancouver, which has a longer length of haul.

For the six months ended June 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$839	$768	$71	9	12
Carloads (in thousands)	538.4	520.6	17.8	3	N/A
Revenue ton-miles (in millions)	13,892	13,971	(79)	(1)	N/A
Freight revenue per carload (in dollars)	$1,558	$1,475	$83	6	8
Freight revenue per revenue ton-mile (in cents)	6.04	5.50	0.54	10	12
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $839 million in the first six months of 2021, an increase of $71 million, or 9%, from $768 million in the same period of 2020. This increase was primarily due to higher domestic retail and wholesale intermodal volumes and increased freight revenue per RTM. This increase was partially offset by lower volumes of international intermodal driven by the completion of a customer contract and the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher freight rates and higher fuel surcharge revenue as a result of higher fuel prices. Carloads increased while RTMs decreased due to moving lower volumes of international intermodal to and from the Port of Vancouver, which has a longer length of haul.

Operating Expenses

For the three months ended June 30 (in millions of Canadian dollars)	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$379	$347	$32	9	13
Fuel	218	131	87	66	82
Materials	54	50	4	8	13
Equipment rents	28	33	(5)	(15)	(7)
Depreciation and amortization	200	195	5	3	6
Purchased services and other	355	266	89	33	40
Total operating expenses	$1,234	$1,022	$212	21	27
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,234 million in the second quarter of 2021, an increase of $212 million, or 21%, from $1,022 million in the same period of 2020. This increase was primarily due to:
•acquisition-related costs of $99 million associated with the proposed KCS transaction;
•the unfavourable impact of higher fuel prices of $68 million;
•increased variable expenses from higher volumes;
•increased training costs;
•cost inflation;
•higher depreciation and amortization of $11 million (excluding FX); and
•higher incentive compensation.

This increase was partially offset by:
•the favourable impact of the change in FX of $47 million;
•decreased stock-based compensation of $18 million primarily driven by the impact of changes in share price; and
•a $16 million legal claim recovery.

For the six months ended June 30 (in millions of Canadian dollars)	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$784	$745	$39	5	8
Fuel	424	343	81	24	31
Materials	113	109	4	4	7
Equipment rents	61	69	(8)	(12)	(5)
Depreciation and amortization	402	387	15	4	6
Purchased services and other	629	578	51	9	13
Total operating expenses	$2,413	$2,231	$182	8	12
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $2,413 million in the first six months of 2021, an increase of $182 million, or 8%, from $2,231 million in the same period of 2020. This increase was primarily due to:
•acquisition-related costs of $132 million associated with the proposed KCS transaction;
•the unfavourable impact of higher fuel prices of $75 million;
•increased variable expenses from higher volumes;
•higher depreciation and amortization of $24 million (excluding FX);
•cost inflation;
•higher defined benefit pension current service cost of $16 million; and
•increased training costs.

This increase was partially offset by:
•the favourable impact of the change in FX of $74 million;
•a gain on exchange of property and construction easements in Chicago of $50 million; and
•the efficiencies generated from improved operating performance and asset utilization.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $379 million in the second quarter of 2021, an increase of $32 million, or 9%, from $347 million in the same period of 2020. This increase was primarily due to:
•higher volume variable expenses as a result of an increase in workload as measured by GTMs;
•increased training costs;
•higher incentive compensation;
•higher defined benefit pension current service cost of $8 million; and
•the impact of wage and benefit inflation.

This increase was partially offset by:
•decreased stock-based compensation of $18 million primarily driven by the impact of changes in share price;
•the favourable impact of the change in FX of $12 million; and
•labour efficiencies generated from improved operating performance and asset utilization.

Compensation and benefits expense was $784 million in the first six months of 2021, an increase of $39 million, or 5%, from $745 million in the same period of 2020. This increase was primarily due to:
•higher volume variable expenses as a result of an increase in workload as measured by GTMs;
•the impact of wage and benefit inflation;
•higher defined benefit pension current service cost of $16 million; and
•increased training costs.

This increase was partially offset by:
•the favourable impact of the change in FX $17 million;
•labour efficiencies generated from improved operating performance and asset utilization; and
•lower stock-based compensation of $5 million.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $218 million in the second quarter of 2021, an increase of $87 million, or 66%, from $131 million in the same period of 2020. This increase was primarily due to the unfavourable impact of higher fuel prices of $68 million and an increase in workload, as measured by GTMs.

This increase was partially offset by the favourable impact of the change in FX of $11 million.

Fuel expense was $424 million in the first six months of 2021, an increase of $81 million, or 24%, from $343 million in the same period of 2020. This increase was primarily due to the unfavourable impact of higher fuel prices of $75 million and an increase in workload, as measured by GTMs.

This increase was partially offset by the favourable impact of the change in FX of $19 million and an increase in fuel efficiency of 1% from improvements in the operating plan resulting in running longer and heavier trains.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. Materials expense was $54 million in the second quarter of 2021, an increase of $4 million, or 8%, from $50 million in the same period of 2020. This increase was primarily due to increased locomotive maintenance, fuel prices and cost inflation partially offset by the favourable impact of the change in FX.

Materials expense was $113 million in the first six months of 2021, an increase of $4 million, or 4%, from $109 million in the same period of 2020. This increase was due to increased locomotive maintenance, fuel prices and cost inflation partially offset by the favourable impact of the change in FX.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $28 million in the second quarter of 2021, a decrease of $5 million, or 15%, from $33 million in the same period of 2020. This decrease was primarily due to:
•efficiencies in usage of pooled freight cars by CP;
•higher receipts for CP freight cars used by other railways;
•price incentives received on intermodal cars; and

•the favourable impact of the change in FX of $3 million.

This increase was partially offset by greater usage of pooled freight cars as a result of higher volumes.

Equipment rents expense was $61 million in the first six months of 2021, a decrease of $8 million, or 12%, from $69 million in the same period of 2020. This decrease was primarily due to:
•efficiencies in usage of pooled freight cars by CP;
•higher receipts for CP freight cars used by other railways;
•price incentives received on intermodal cars; and
•the favourable impact of the change in FX of $5 million.

This increase was partially offset by greater usage of pooled freight cars as a result of higher volumes.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $200 million in the second quarter of 2021, an increase of $5 million, or 3%, from $195 million in the same period of 2020. This increase was primarily due to a higher depreciable asset base, partially offset by the favourable impact of the change in FX of $6 million.

Depreciation and amortization expense was $402 million in the first six months of 2021, an increase of $15 million, or 4%, from $387 million in the same period of 2020. This increase was primarily due to a higher depreciable asset base, partially offset by the favourable impact of the change in FX of $9 million.

Purchased Services and Other

For the three months ended June 30 (in millions of Canadian dollars)	2021	2020	Total Change	% Change
Support and facilities	$70	$63	$7	11
Track and operations	70	62	8	13
Intermodal	51	47	4	9
Equipment	26	27	(1)	(4)
Casualty	23	30	(7)	(23)
Property taxes	34	31	3	10
Other	86	6	80	1,333
Land sales	(5)	—	(5)	—
Total Purchased services and other	$355	$266	$89	33

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $355 million in the second quarter of 2021, an increase of $89 million from $266 million in the same period of 2020. This increase was primarily due to:
•the acquisition-related expenses of $99 million related to the proposed KCS transaction, reported in Other;
•higher variable expenses from higher volumes, reported in Intermodal, Equipment, and Track and Operations; and
•cost inflation.

This increase was partially offset by:
•a $16 million legal claim recovery, reported in Other;
•the favourable impact of the change in FX of $13 million; and
•lower expenses primarily due to the reduced number and severity of casualty incidents, reported in Casualty.

For the six months ended June 30 (in millions of Canadian dollars)	2021	2020	Total Change	% Change
Support and facilities	$140	$136	$4	3
Track and operations	132	140	(8)	(6)
Intermodal	104	104	—	—
Equipment	55	58	(3)	(5)
Casualty	60	68	(8)	(12)
Property taxes	68	67	1	1
Other	129	9	120	1,333
Land sales	(59)	(4)	(55)	1,375
Total Purchased services and other	$629	$578	$51	9

Purchased services and other expense was $629 million in the first six months of 2021, an increase of $51 million, or 9%, from $578 million in the same period of 2020. This increase was primarily due to:
•the acquisition-related expenses of $132 million related to the proposed KCS transaction, reported in Other;
•higher variable expenses from higher volumes, reported in Intermodal, Track and operations, and Equipment; and
•cost inflation.

This increase was partially offset by:
•a gain on exchange of property and construction easements in Chicago of $50 million;
•the favourable impact of the change in FX of $21 million.
•a $16 million legal claim recovery, reported in Other;
•lower expenses primarily due to the reduced number and severity of casualty incidents, reported in Casualty; and
•a $7 million arbitration settlement, reported in Track and operations.

Other Income Statement Items
Other Expense (Income)

Other expense (income) consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $157 million in the second quarter of 2021, a change of $243 million, or 283%, compared to an income of $86 million in the same period of 2020. This change was primarily due to acquisition-related expenses of $209 million, which include a loss on interest rate hedges of $150 million, bridge facility fees of $42 million, and a loss on FX hedges of $17 million, as well as a lower FX translation gain on U.S. dollar-denominated debt and lease liabilities of $34 million.

Other expense was $129 million in the first six months of 2021, an increase of $4 million, or 3%, from $125 million in the same period of 2020. This change includes acquisition-related expenses of $212 million in 2021, which comprise a loss on interest rate hedges of $150 million, bridge facility and backstop revolver fees of $45 million, and a loss on FX hedges of $17 million. This is offset by a FX translation gain on U.S. dollar-denominated debt and lease liabilities of $85 million, compared to a FX translation loss on U.S. dollar-denominated debt and lease liabilities of $129 million in the same period of 2020.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Merger Termination Fee

On May 21, 2021, KCS terminated the Merger Agreement with CP to enter into a definitive agreement with CN. At the same time and in accordance with the terms of the Merger Agreement, KCS paid CP a termination fee of $845 million (U.S. $700 million). This amount is reported as "Merger termination fee" in the Company's Interim Consolidated Statements of Income. No similar items were received in the same period of 2020.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligations, expected return on fund assets, recognized net actuarial losses, and amortization of prior service costs. Other components of net periodic benefit recovery was $96 million in the second quarter of 2021, an increase of $10 million or 12%, compared to $86 million in the same period of 2020. This increase was primarily due to a decrease in the interest cost on benefit obligation of $13 million and an increase in expected return on fund assets of $4 million, partially offset by an increase in recognized net actuarial losses of $7 million.

Other components of net periodic benefit recovery was $191 million in the first six months of 2021, an increase of $20 million or 12%, compared to $171 million in the same period of 2020. This increase was primarily due to a decrease in the interest cost on benefit obligation of $28 million and an increase in expected return on fund assets of $7 million, partially offset by an increase in recognized net actuarial losses of $15 million.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $101 million in the second quarter of 2021, a decrease of $17 million, or 14%, from $118 million in the same period of 2020. This decrease was primarily due to the favourable impact of the change in FX rates of $12 million and higher interest income of $4 million.

Net interest expense was $211 million in the first six months of 2021, a decrease of $21 million, or 9%, from $232 million in the same period of 2020. This decrease was primarily due to:
•the favourable impact of the change in FX rates of $18 million;
•a reduction in interest related to long-term debt of $6 million as the result of a lower effective interest rate; and
•higher interest income of $4 million.

This was partially offset by the unfavourable impact of an increase in debt levels of $7 million.

Income Tax Expense

Income tax expense was $257 million in the second quarter of 2021, an increase of $68 million, or 36%, from $189 million in the same period of 2020. Income tax expense was $448 million in the first six months of 2021, an increase of $74 million, or 20%, from $374 million in the same period of 2020. These increases were primarily due to higher taxable earnings due to the $845 million (U.S. $700 million) merger termination fee received, partially offset by higher acquisition-related costs associated with the proposed KCS transaction and a lower effective tax rate.

The effective tax rate in the second quarter of 2021, including discrete items, was 17.10% compared to 22.98% in the same period of 2020. The effective tax rate in the first six months of 2021, including discrete items, was 19.50% compared to 26.38% in the same period of 2020. The effective tax rate in the second quarter and first six months of 2021, excluding discrete items, was 24.60% compared to 25.00% for the same periods in 2020. The decrease in the effective tax rate, excluding discrete items, was primarily due to the decrease in Alberta's corporate tax rate and a lower North Dakota tax rate.

The Company expects an annualized effective tax rate in 2021 of 24.60%. The Company’s 2021 outlook for its effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2020 Annual Report on Form 10-K.

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

During the first quarter of 2021, the Company obtained commitments for a new 364-day senior unsecured facility (the "bridge facility") in the amount of U.S. $8.5 billion to bridge financing requirements for the proposed KCS transaction. The Company planned to issue an aggregate of 222.5 million new Common Shares to fund the share consideration portion. Effective April 9, 2021, the Company also amended the financial covenant within its existing revolving credit facility to provide flexibility upon the closing of the proposed KCS transaction. Effective May 21, 2021, upon termination of the Merger Agreement with KCS, the bridge facility was terminated.

On June 21, 2021, the Company filed a new base shelf prospectus in each province of Canada and a registration statement with the SEC to issue up to U.S. $8.5 billion in debt securities in the Canadian and U.S. capital markets over 25 months from the filing date. The Company had previously entered into forward starting floating-to-fixed interest rate swap agreements totalling a notional U.S. $2.4 billion and interest rate bond locks totalling a notional $600 million to fix benchmark rates on future debt issuances in 2021.

As at June 30, 2021, the Company had $892 million of Cash and cash equivalents compared to $147 million at December 31, 2020.

As at June 30, 2021, the Company's revolving credit facility was undrawn, unchanged from December 31, 2020, from a total available amount of U.S. $1.3 billion. The agreement requires the Company to maintain a financial covenant in conjunction with the credit facility. As at June 30, 2021, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at June 30, 2021, there were no commercial paper borrowings outstanding, compared to U.S. $644 million as at December 31, 2020.

As at June 30, 2021, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $58 million from a total available amount of $300 million, compared to $59 million from a total available amount of $300 million as at December 31, 2020. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at June 30, 2021 and December 31, 2020, the Company did not have any collateral posted on its bilateral letter of credit facilities.

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $1,954 million in the second quarter of 2021, an increase of $1,119 million, or 134%, compared to $835 million in the same period of 2020. Cash provided by operating activities was $2,536 million in the first six months of 2021, an increase of $1,212 million, or 92%, compared to $1,324 million in the same period of 2020. These increases were primarily due to higher cash generating income as a result of the $845 million merger termination fee received from KCS as well as a favourable change in working capital driven by acquisition-related payables and higher receipts from customers in advance of providing services.

Investing Activities

Cash used in investing activities was $405 million in the second quarter of 2021, a decrease of $63 million, or 13%, compared to $468 million in the same period of 2020. This decrease was primarily due to lower capital additions during the second quarter of 2021 compared to the same period of 2020.

Cash used in investing activities was $691 million in the first six months of 2021, a decrease of $139 million, or 17%, compared to $830 million in the same period of 2020. This decrease was primarily due to lower capital additions as well as higher proceeds from the sale of properties during 2021 compared to the same period of 2020.

Free Cash

CP generated positive Free cash of $746 million in the second quarter of 2021, an increase of $413 million, or 124%, from $333 million in the same period of 2020. For the first six months of 2021, CP generated positive Free cash of $1,042 million, an increase of $551 million, or 112%, from $491 million in the same period of 2020. These increases were primarily due to an increase in cash provided by operating activities as well as lower capital additions and higher proceeds from the sale of properties during 2021 compared to the same period of 2020.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $1,016 million in the second quarter of 2021, an increase of $694 million, or 216%, compared to $322 million in the same period of 2020. This increase was primarily due to higher net repayments of commercial paper, partially offset by net repayments of short-term borrowings in the three months ended June 30, 2020 and a pause on payments to buy back shares under the Company's share repurchase program due to the proposed KCS transaction during the three months ended June 30, 2021.

Cash used in financing activities was $1,096 million in the first six months of 2021, an increase of $730 million, or 199%, compared to $366 million in the same period of 2020. This increase was primarily due to the issuances of U.S. $500 million 2.050% notes due March 5, 2030 and $300 million 3.050% notes due March 9, 2050 during the first six months 2020 and higher net repayments of commercial paper as well as acquisition-related financing fees during the six months ended June 30, 2021. This was partially offset by a pause on payments to buy back shares under the Company's share repurchase program due to the proposed KCS transaction during the six months ended June 30, 2021.

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

As at June 30, 2021, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2020. During the first quarter of 2021, Moody's Investor Service ("Moody's") downgraded CP's credit rating to Baa2 from Baa1 due to the announcement of the proposed KCS transaction.

Credit ratings as at June 30, 2021(1)

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

Financial Ratios

The Long-term debt to Net income ratio for the twelve months ended June 30, 2021 and June 30, 2020 was 2.7 and 4.1, respectively. This decrease was primarily due to a lower debt balance and higher net income for the twelve months ended June 30, 2021.

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended June 30, 2021 and June 30, 2020 was 2.0 and 2.4, respectively. The decrease as at June 30, 2021 was primarily due to a lower adjusted net debt balance, as a result of the merger termination fee received on May 21, 2021 and the pause on payments to buy back shares under the Company's share repurchase program due to the proposed KCS transaction. The Adjusted net debt to Adjusted EBITDA ratio is a Non-GAAP measure, which is defined and reconciled from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Although CP has provided a target Non-GAAP measure (Adjusted net debt to Adjusted EBITDA ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted net debt to Adjusted EBITDA ratio to the most comparable GAAP measure (Long-term debt to Net income ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs (including legal, consulting, and financing fees and fair value gain or loss on FX forward contracts and interest rate hedges), the merger termination fee, changes in income tax rates and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect Net income but may be excluded from CP’s Adjusted EBITDA. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted EBITDA. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities, interest and taxes from Adjusted EBITDA. Please see Forward-Looking Statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Supplemental Guarantor Financial Information

Canadian Pacific Railway Company (“CPRC”), a 100%-owned subsidiary of CPRL, is the issuer of certain securities which are fully and unconditionally guaranteed by CPRL on an unsecured basis. The other subsidiaries of CPRC do not guarantee the securities and are referred to below as the “Non-Guarantor Subsidiaries”. The following is a description of the terms and conditions of the guarantees with respect to securities for which CPRC is the issuer and CPRL provides a full and unconditional guarantee.

As at June 30, 2021, CPRC had $7,250 million principal amount of debt securities outstanding due through 2115, and $43 million in perpetual 4% consolidated debenture stock, for all of which CPRL is the guarantor.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2021	For the year ended December 31, 2020
Total revenues	$3,023	$5,797
Total operating expenses	1,914	3,263
Operating income(1)	1,109	2,534
Less: Other(2)	(684)	127
Income before income tax expense	1,793	2,407
Net income	$1,445	$1,792
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the six months ended June 30, 2021 and for the year ended December 31, 2020 of $219 million and $435 million, respectively.
(2)Includes Other expense (income), Merger termination fee, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2021	As at December 31, 2020
Assets
Current assets	$1,403	$907
Properties	11,158	10,865
Other non-current assets	1,306	1,151

Liabilities
Current liabilities	$2,476	$2,290
Long-term debt	7,847	8,585
Other non-current liabilities	2,997	2,981

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPRL have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2021	For the year ended December 31, 2020
Dividend income from non-guarantor subsidiaries	$248	$163
Capital contributions to non-guarantor subsidiaries	(134)	—
Redemption of shares by non-guarantor subsidiaries	1,090	198
Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2021	As at December 31, 2020
Assets
Accounts receivable, intercompany	$215	$327
Short-term advances to affiliates	51	20
Long-term advances to affiliates	10	9

Liabilities
Accounts payable, intercompany	$142	$179
Short-term advances from affiliates	2,573	3,658
Long-term advances from affiliates	80	82

Share Capital

At July 27, 2021, the latest practicable date, there were 666,847,886 Common Shares and no preferred shares issued and outstanding, which consists of 13,746 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Options issued prior to the share split described in the Executive Summary now each provide rights over five shares. For consistency, all number of options presented herein are shown on the basis of the number of shares subject to the options. At July 27, 2021, 7,611,028 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 3,304,378 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Non-GAAP Performance Measures

The Company uses adjusted earnings results including Adjusted income, Adjusted diluted earnings per share, Adjusted operating income and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These Non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs (including legal, consulting, and financing fees and fair value gain or loss on FX forward contracts and interest rate hedges), the merger termination fee, the FX impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), discrete tax items, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first six months of 2021, there were three significant items included in Net income as follows:
•acquisition-related costs of $344 million in connection with the proposed KCS transaction ($263 million after current taxes of $33 million and deferred taxes of $48 million), including an expense of $132 million recognized in Purchased services and other and $212 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 38 cents as follows:
–in the second quarter, acquisition-related costs of $308 million ($236 million after current taxes of $25 million and deferred taxes of $47 million), including an expense of $99 million recognized in Purchased services and other and $209 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 35 cents; and
–in the first quarter, acquisition-related costs of $36 million ($27 million after current taxes of $8 million and deferred taxes of $1 million), including an expense of $33 million recognized in Purchased services and other and $3 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 4 cents.
•merger termination fee of $845 million ($748 million after current taxes) in connection with KCS' termination of the Merger Agreement effective May 21, 2021, that favourably impacted Diluted EPS by $1.11; and
•a non-cash gain of $85 million ($74 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 11 cents as follows:
–in the second quarter, a $52 million gain ($45 million after deferred tax) that favourably impacted Diluted EPS by 7 cents; and
–in the first quarter, a $33 million gain ($29 million after deferred tax) that favourably impacted Diluted EPS by 4 cents.

In 2020, there were two significant items included in Net income as follows:
•in the fourth quarter, a deferred tax recovery of $29 million due to a change relating to a tax return filing election for the state of North Dakota that favourably impacted Diluted EPS by 5 cents; and
•during the course of the year, a net non-cash gain of $14 million ($12 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 2 cents as follows:
–in the fourth quarter, a $103 million gain ($90 million after deferred tax) that favourably impacted Diluted EPS by 13 cents;
–in the third quarter, a $40 million gain ($38 million after deferred tax) that favourably impacted Diluted EPS by 6 cents;
–in the second quarter, an $86 million gain ($82 million after deferred tax) that favourably impacted Diluted EPS by 12 cents; and
–in the first quarter, a $215 million loss ($198 million after deferred tax) that unfavourably impacted Diluted EPS by 28 cents.

In the six months ended December 31, 2019, there were two significant items included in Net income as follows:
•in the fourth quarter, a deferred tax expense of $24 million as a result of a provision for an uncertain tax item of a prior period that unfavourably impacted Diluted EPS by 3 cents; and
•a net non-cash gain of $12 million ($10 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 1 cent as follows:
–in the fourth quarter, a $37 million gain ($32 million after deferred tax) that favourably impacted Diluted EPS by 4 cents; and
–in the third quarter, a $25 million loss ($22 million after deferred tax) that unfavourably impacted Diluted EPS by 3 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the three months ended June 30		For the six months ended June 30		For the twelve months ended December 31
(in millions of Canadian dollars)	2021	2020	2021	2020	2020
Net income as reported	$1,246	$635	$1,848	$1,044	$2,444
Less significant items (pre-tax):
Acquisition-related costs	(308)	—	(344)	—	—
Merger termination fee	845	—	845	—	—
Impact of FX translation gain (loss) on debt and lease liabilities	52	86	85	(129)	14
Add:
Tax effect of adjustments(1)	32	4	27	(13)	2
Income tax rate changes	—	—	—	—	(29)
Adjusted income	$689	$553	$1,289	$1,160	$2,403
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 5.48% and 4.67% for the three and six months ended June 30, 2021, respectively, 5.62% and 9.87% for the three and six months ended June 30, 2020, respectively, and 13.58% for the twelve months ended December 31, 2020. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended June 30		For the six months ended June 30		For the twelve months ended December 31
	2021	2020	2021	2020	2020
Diluted earnings per share as reported	$1.86	$0.93	$2.76	$1.53	$3.59
Less significant items (pre-tax):
Acquisition-related costs	(0.46)	—	(0.51)	—	—
Merger termination fee	1.26	—	1.26	—	—
Impact of FX translation gain (loss) on debt and lease liabilities	0.08	0.13	0.13	(0.19)	0.02
Add:
Tax effect of adjustments(1)	0.05	0.01	0.04	(0.02)	—
Income tax rate changes	—	—	—	—	(0.04)
Adjusted diluted earnings per share	$1.03	$0.81	$1.92	$1.70	$3.53
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 5.48% and 4.67% for the three and six months ended June 30, 2021, respectively, 5.62% and 9.87% for the three and six months ended June 30, 2020, respectively, and 13.58% for the twelve months ended December 31, 2020. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Operating income as reported	$820	$770	$1,600	$1,604
Less significant item:
Acquisition-related costs	(99)	—	(132)	—
Adjusted operating income	$919	$770	$1,732	$1,604

Adjusted operating ratio excludes those significant items that are reported within operating income.

	For the three months ended June 30		For the six months ended June 30
	2021	2020	2021	2020
Operating ratio as reported	60.1%	57.0%	60.1%	58.2%
Less significant item:
Acquisition-related costs	4.8%	—%	3.3%	—%
Adjusted operating ratio	55.3%	57.0%	56.8%	58.2%

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

Calculation of Return on average shareholders' equity

	For the twelve months ended June 30
(in millions of Canadian dollars, except for percentages)	2021	2020
Net income as reported	$3,248	$2,326
Average shareholders' equity	$8,215	$7,311
Return on average shareholders' equity	39.5%	31.8%

Reconciliation of Net income to Adjusted return

	For the twelve months ended June 30
(in millions of Canadian dollars)	2021	2020
Net income as reported	$3,248	$2,326
Add:
Net interest expense	437	454
Tax on interest(1)	(107)	(113)
Significant items (pre-tax):
Acquisition-related costs	344	—
Merger termination fee	(845)	—
Impact of FX translation (gain) loss on debt and lease liabilities	(228)	117
Tax on significant items(2)	42	(11)
Income tax rate changes	(29)	—
Provision for uncertain tax item	—	24
Adjusted return	$2,862	$2,797
(1)Tax was calculated at the adjusted annualized effective tax rate of 24.45% and 24.69% for the twelve months ended June 30, 2021 and 2020, respectively.
(2)Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 5.52% and 9.68% for the twelve months ended June 30, 2021 and 2020, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the twelve months ended June 30
(in millions of Canadian dollars)	2021	2020
Average shareholders' equity	$8,215	$7,311
Average Long-term debt, including long-term debt maturing within one year	9,135	9,044
	$17,350	$16,355
Less:
Significant items (pre-tax):
Acquisition-related costs	(172)	—
Merger termination fee	423	—
Tax on significant items(1)	(9)	—
Income tax rate changes	15	—
Provision for uncertain tax item	—	(12)
Adjusted average invested capital	$17,093	$16,367
(1) Tax was calculated at the pre-tax effect of the adjustment multiplied by the applicable tax rate of 3.21% for the twelve months ended June 30, 2021. The applicable tax rate reflects the taxable jurisdiction and nature, being on account of capital or income, of the significant item.

Calculation of Adjusted ROIC

	For the twelve months ended June 30
(in millions of Canadian dollars, except for percentages)	2021	2020
Adjusted return	$2,862	$2,797
Adjusted average invested capital	$17,093	$16,367
Adjusted ROIC	16.7%	17.1%

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations, the acquisition-related transaction costs paid in cash related to the proposed KCS transaction, the merger termination fee received in cash related to the proposed KCS transaction and the acquisition of Central Maine & Québec Railway ("CMQ"). Free cash is a measure that management considers to be a valuable indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash to satisfy debt obligations and discretionary activities such as dividends, share repurchase programs, and other strategic opportunities. The acquisition-related transaction costs paid in cash and the merger termination fee received in cash related to the proposed KCS transaction are not indicative of operating trends and have been excluded from Free cash. The acquisition of CMQ is not indicative of investment trends and has also been excluded from Free cash. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Cash provided by operating activities	$1,954	$835	$2,536	$1,324
Cash used in investing activities	(405)	(468)	(691)	(830)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	(1)	(15)	(4)	16
Less:
Acquisition-related costs	(43)	—	(46)	—
Merger termination fee	845	—	845	—
Investment in Central Maine and Québec Railway	—	19	—	19
Free cash	$746	$333	$1,042	$491

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

	For the three months ended June 30
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Freight revenues by line of business
Grain	$444	$446	$(20)	$426	4
Coal	170	131	(2)	129	32
Potash	134	146	(8)	138	(3)
Fertilizers and sulphur	78	77	(6)	71	10
Forest products	90	81	(7)	74	22
Energy, chemicals and plastics	369	341	(22)	319	16
Metals, minerals and consumer products	180	133	(12)	121	49
Automotive	98	34	(3)	31	216
Intermodal	445	363	(13)	350	27
Freight revenues	2,008	1,752	(93)	1,659	21
Non-freight revenues	46	40	(1)	39	18
Total revenues	$2,054	$1,792	$(94)	$1,698	21

	For the six months ended June 30
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Freight revenues by line of business
Grain	$892	$864	$(30)	$834	7
Coal	333	281	(3)	278	20
Potash	235	258	(11)	247	(5)
Fertilizers and sulphur	155	147	(9)	138	12
Forest products	170	159	(11)	148	15
Energy, chemicals and plastics	757	832	(35)	797	(5)
Metals, minerals and consumer products	339	322	(20)	302	12
Automotive	206	121	(8)	113	82
Intermodal	839	768	(18)	750	12
Freight revenues	3,926	3,752	(145)	3,607	9
Non-freight revenues	87	83	(1)	82	6
Total revenues	$4,013	$3,835	$(146)	$3,689	9

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Compensation and benefits	$379	$347	$(12)	$335	13
Fuel	218	131	(11)	120	82
Materials	54	50	(2)	48	13
Equipment rents	28	33	(3)	30	(7)
Depreciation and amortization	200	195	(6)	189	6
Purchased services and other	355	266	(13)	253	40
Total operating expenses	$1,234	$1,022	$(47)	$975	27

	For the six months ended June 30
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Compensation and benefits	$784	$745	$(17)	$728	8
Fuel	424	343	(19)	324	31
Materials	113	109	(3)	106	7
Equipment rents	61	69	(5)	64	(5)
Depreciation and amortization	402	387	(9)	378	6
Purchased services and other	629	578	(21)	557	13
Total operating expenses	$2,413	$2,231	$(74)	$2,157	12

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

Calculation of Long-term Debt to Net Income Ratio

(in millions of Canadian dollars, except for ratios)	2021	2020
Long-term debt including long-term debt maturing within one year as at June 30	$8,722	$9,548
Net income for the twelve months ended June 30	$3,248	$2,326
Long-term debt to Net income ratio	2.7	4.1

Reconciliation of Long-term Debt to Adjusted Net Debt

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year, and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating lease liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents.

(in millions of Canadian dollars)	2021	2020
Long-term debt including long-term debt maturing within one year as at June 30	$8,722	$9,548
Add:
Pension plans deficit(1)	322	294
Operating lease liabilities	273	343
Less:
Cash and cash equivalents	892	277
Adjusted net debt as at June 30	$8,425	$9,908
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

	For the twelve months ended June 30
(in millions of Canadian dollars)	2021	2020
Net income as reported	$3,248	$2,326
Add:
Net interest expense	437	454
Income tax expense	832	817
EBIT	4,517	3,597
Less significant items (pre-tax):
Acquisition-related costs	(344)	—
Merger termination fee	845	—
Impact of FX translation gain (loss) on debt and lease liabilities	228	(117)
Adjusted EBIT	3,788	3,714
Add:
Operating lease expense	72	80
Depreciation and amortization	794	750
Less:
Other components of net periodic benefit recovery	362	357
Adjusted EBITDA	$4,292	$4,187

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions of Canadian dollars, except for ratios)	2021	2020
Adjusted net debt as at June 30	$8,425	$9,908
Adjusted EBITDA for the twelve months ended June 30	$4,292	$4,187
Adjusted net debt to Adjusted EBITDA ratio	2.0	2.4

Off-Balance Sheet Arrangements

Guarantees

As at June 30, 2021, the Company had residual value guarantees on operating lease commitments of $1 million. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. The Company accrues for all guarantees that it expects to pay. As at June 30, 2021, these accruals amounted to $9 million, reduced from $18 million at December 31, 2020, as a result of settlements.

Contractual Commitments

The following table indicates the Company’s obligations and commitments to make future payments for contracts such as debt, leases, and commercial arrangements as at June 30, 2021.

Payments due by period (in millions of Canadian dollars)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Contractual commitments
Interest on long-term debt and finance leases	$10,403	$215	$745	$677	$8,766
Long-term debt	8,670	323	925	949	6,473
Finance leases	138	3	108	14	13
Operating leases	303	29	113	75	86
Supplier purchases	1,656	306	1,073	94	183
Other long-term liabilities(1)	468	29	102	98	239
Total contractual commitments	$21,638	$905	$3,066	$1,907	$15,760
(1)Includes expected cash payments for environmental remediation, post-retirement benefits, workers’ compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Projected payments for post-retirement benefits, workers’ compensation benefits, and long-term disability benefits include the anticipated payments for years 2021 to 2030. Pension contributions for the Company’s registered pension plans are not included due to the volatility in calculating them. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2020 Annual Report on Form 10-K.

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

The following table outlines the Company’s commitments to make future payments for letters of credit and capital expenditures as at June 30, 2021:

Payments due by period (in millions of Canadian dollars)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Certain other financial commitments
Letters of credit	$58	$45	$13	$—	$—
Capital commitments	509	180	229	43	57
Total certain other financial commitments	$567	$225	$242	$43	$57

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

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 21E of the United States Exchange Act, as amended and Section 27A of the United States Securities Act of 1933, as amended and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “plan”, “will”, “outlook”, “should” or similar words suggesting future outcomes. To the extent that CP has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure without unreasonable efforts, due to unknown variables and uncertainty related to future results. This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements relating, but not limited to, statements concerning 2021 volume as measured in RTMs, Adjusted diluted EPS, capital program investments, the U.S.-to-Canadian dollar exchange rate and expected impacts resulting from changes therein, annualized effective tax rate, other components of net periodic benefit recovery, and the expected outcome of litigation against the Company, the purpose of which is to assist readers in understanding our expected and targeted financial results, and this information may not be appropriate for other purposes.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; the satisfaction by third parties of their obligations to the Company; and the anticipated impacts of the COVID-19 pandemic on the Company’s business, operating results, cash flows and/or financial condition. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies and strategic opportunities; the risk that the Company will not re-engage with KCS or be successful in doing so; North American and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures, including competition from other rail carriers, trucking companies and maritime shippers in Canada and the U.S.; industry capacity; shifts in market demand; changes in commodity prices and commodity demand; uncertainty surrounding timing and volumes of commodities being shipped via CP; inflation; geopolitical instability; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption in fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; exchange rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; the effects of current and future multinational trade agreements on the level of trade among Canada and the U.S.; climate change and the market and regulatory responses to climate change; anticipated in-service dates; success of hedging activities; operational performance and reliability; regulatory and legislative decisions and actions; public opinion; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions, including the availability of short and long-term financing; the pandemic created by the outbreak of COVID-19 and resulting effects on economic conditions, the demand environment for logistics requirements and energy prices, restrictions imposed by public health authorities or governments, fiscal and monetary policy responses by governments and financial institutions, and disruptions to global supply chains; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; and the ability of the management of the Company, its subsidiaries and affiliates to execute key priorities. The foregoing list of factors is not exhaustive. There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2020 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets, and liabilities including debt are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance and Canadian, U.S., and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar positively (or negatively) impacts Total revenues by approximately $27 million (2020 - approximately $30 million), negatively (or positively) impacts Operating expenses by approximately $14 million (2020 - approximately $15 million), and negatively (or positively) impacts Net interest expense by approximately $3 million (2020 - approximately $3 million).

CP uses U.S. dollar-denominated long-term debt to hedge its net investment in U.S. operations. As at June 30, 2021, the net investment in U.S. operations is less than the total U.S. dollar-denominated long-term debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other expense (income). For further information on the net investment hedge, please refer to Financial Statements, Note 17 Financial instruments of CP's 2020 Annual Report on Form 10-K.

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

As at June 30, 2021, the Company had various FX forward contracts totalling a notional U.S. $1.0 billion to fix the FX rate and lock-in a portion of the amount of Canadian dollars it may borrow to finance the U.S. dollar-denominated cash portion of the total consideration that would have been payable pursuant to the Merger Agreement with KCS (2020 - $nil). A hypothetical $0.01 change in the FX rate as of June 30, 2021 would result in a change in unrealized gains or losses of approximately $10 million. For further information on FX forward contracts, refer to Item 1. Financial Statements, Note 12 Financial instruments.

Share Price Impact on Stock-Based Compensation

Based on information available at June 30, 2021, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $2.0 million to $2.2 million (2020 - approximately $2.0 million to $2.8 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index and to Class I railways which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 15 Stock-based compensation.

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose CP to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at June 30, 2021, CP did not have any floating rate debt obligations outstanding. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, CP may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. CP may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percent decrease in interest rates as of June 30, 2021 would result in an increase of approximately $1.3 billion to the fair value of our debt as at June 30, 2021 (2020 - approximately $1.5 billion). Fair values of CP’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

As at June 30, 2021, the Company had forward starting swap and bond lock agreements totalling a notional U.S. $2.4 billion and $600 million, respectively, to fix the benchmark rate on cash flows associated with forecasted issuances of long-term notes (2020 - $nil). A hypothetical one basis point change in interest rates as of June 30, 2021 would result in a change in unrealized gains or losses of approximately $6 million.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 12 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2021, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP established a share repurchase program which is further described in Item 1. Financial Statements, Note 13 Shareholders' equity. As at June 30, 2021, the Company had not purchased any Common Shares under this program.

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

3.2
Articles of Amendment to Restated Certificate and Articles of Incorporation of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 3.1 to Canadian Pacific Railway Limited’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2021, File No. 001-01342).

3.3
By-law No. 1, as amended, of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 1 to Canadian Pacific Railway Limited’s Form 6-K filed with the Securities and Exchange Commission on May 22, 2009, File No. 001-01342).

3.4
By-law No. 2 of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 99.1 to Canadian Pacific Railway Limited’s Form 6-K filed with the Securities and Exchange Commission on March 13, 2015, File No. 001-01342).

3.5
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
The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2021 and 2020; (ii) the Interim Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2021 and 2020; (iii) the Interim Consolidated Balance Sheets at June 30, 2021, and December 31, 2020; (iv) the Interim Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2021 and 2020; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the second quarters and first six months ended June 30, 2021 and 2020; and (vi) the Notes to Interim Consolidated Financial Statements.
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

Date: July 28, 2021