Form 10-Q
period 2021-09-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2021-10-20
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 19, 2021, there were 666,964,525 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2021	2020	2021	2020
Revenues (Note 3)
Freight	$1,896	$1,821	$5,822	$5,573
Non-freight	46	42	133	125
Total revenues	1,942	1,863	5,955	5,698
Operating expenses
Compensation and benefits	381	382	1,165	1,127
Fuel	199	140	623	483
Materials	51	53	164	162
Equipment rents	31	39	92	108
Depreciation and amortization	203	195	605	582
Purchased services and other (Note 9, 10)	303	275	932	853
Total operating expenses	1,168	1,084	3,581	3,315

Operating income	774	779	2,374	2,383
Less:
Other expense (income) (Note 4, 10)	124	(36)	253	89
Merger termination fee (Note 10)	—	—	(845)	—
Other components of net periodic benefit recovery (Note 14)	(95)	(86)	(286)	(257)
Net interest expense	104	114	315	346
Income before income tax expense	641	787	2,937	2,205
Income tax expense (Note 5)	169	189	617	563
Net income	$472	$598	$2,320	$1,642

Earnings per share (Note 1, 6)
Basic earnings per share	$0.71	$0.88	$3.48	$2.42
Diluted earnings per share	$0.70	$0.88	$3.46	$2.41

Weighted-average number of shares (millions) (Note 1, 6)
Basic	666.9	676.2	666.7	679.3
Diluted	669.8	679.0	669.8	681.8

Dividends declared per share (Note 1)	$0.190	$0.190	$0.570	$0.522
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Net income	$472	$598	$2,320	$1,642
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(17)	16	3	(18)
Change in derivatives designated as cash flow hedges	141	3	69	6
Change in pension and post-retirement defined benefit plans	53	44	158	134
Other comprehensive income before income taxes	177	63	230	122
Income tax expense on above items	(29)	(29)	(59)	(16)
Other comprehensive income (Note 7)	148	34	171	106
Comprehensive income	$620	$632	$2,491	$1,748
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2021	2020
Assets
Current assets
Cash and cash equivalents	$210	$147
Restricted cash and cash equivalents	13	—
Accounts receivable, net (Note 8)	811	825
Materials and supplies	227	208
Other current assets	190	141
	1,451	1,321
Investments	205	199
Properties	21,007	20,422
Goodwill and intangible assets	372	366
Pension asset	1,232	894
Other assets	405	438
Payment to Kansas City Southern (Note 10)	1,773	—
Total assets	$26,445	$23,640
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,744	$1,467
Long-term debt maturing within one year (Note 11, 12)	1,932	1,186
	3,676	2,653
Pension and other benefit liabilities	825	832
Other long-term liabilities	522	585
Long-term debt (Note 11, 12)	8,036	8,585
Deferred income taxes	3,918	3,666
Total liabilities	16,977	16,321
Shareholders’ equity
Share capital	2,008	1,983
Additional paid-in capital	68	55
Accumulated other comprehensive loss (Note 7)	(2,643)	(2,814)
Retained earnings	10,035	8,095
	9,468	7,319
Total liabilities and shareholders’ equity	$26,445	$23,640
See Contingencies (Note 16).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Operating activities
Net income	$472	$598	$2,320	$1,642
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	203	195	605	582
Deferred income tax expense (Note 5)	130	45	190	133
Pension recovery and funding (Note 14)	(62)	(65)	(188)	(192)
Foreign exchange loss (gain) on debt and lease liabilities (Note 4)	46	(40)	(39)	89
Other operating activities, net	(14)	56	(50)	11
Change in non-cash working capital balances related to operations	(227)	(296)	246	(448)
Cash provided by operating activities	548	493	3,084	1,817
Investing activities
Additions to properties	(372)	(484)	(1,111)	(1,341)
Investment in Central Maine & Québec Railway	—	—	—	19
Payment to Kansas City Southern (Note 10)	(1,773)	—	(1,773)	—
Proceeds from sale of properties and other assets	16	2	65	9
Other	—	(1)	(1)	—
Cash used in investing activities	(2,129)	(483)	(2,820)	(1,313)
Financing activities
Dividends paid	(127)	(113)	(380)	(339)
Issuance of CP Common Shares	4	3	20	32
Purchase of CP Common Shares (Note 13)	—	(400)	—	(945)
Issuance of long-term debt, excluding commercial paper	—	—	—	958
Repayment of long-term debt, excluding commercial paper (Note 11)	(318)	(49)	(349)	(74)
Proceeds from term loan (Note 11)	633	—	633	—
Net issuance (repayment) of commercial paper (Note 11)	713	459	(66)	(114)
Net increase in short-term borrowings	—	—	—	5
Acquisition-related financing fees (Note 10)	—	—	(45)	—
Other	(3)	—	(7)	11
Cash provided by (used in) financing activities	902	(100)	(194)	(466)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	10	(4)	6	12
Cash position
(Decrease) increase in cash, cash equivalents, and restricted cash	(669)	(94)	76	50
Cash, cash equivalents, and restricted cash at beginning of period	892	277	147	133
Cash, cash equivalents, and restricted cash at end of period	$223	$183	$223	$183

Supplemental disclosures of cash flow information:
Income taxes paid	$129	$311	$401	$455
Interest paid	$153	$163	$365	$383
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended September 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at July 1, 2021	666.8	$2,003	$63	$(2,791)	$9,690	$8,965
Net income	—	—	—	—	472	472
Other comprehensive income (Note 7)	—	—	—	148	—	148
Dividends declared ($0.190 per share)	—	—	—	—	(127)	(127)
Effect of stock-based compensation expense	—	—	6	—	—	6
Shares issued under stock option plan	0.1	5	(1)	—	—	4
Balance at September 30, 2021	666.9	$2,008	$68	$(2,643)	$10,035	$9,468
Balance at July 1, 2020	677.6	$1,990	$53	$(2,450)	$7,872	$7,465
Net income	—	—	—	—	598	598
Other comprehensive income (Note 7)	—	—	—	34	—	34
Dividends declared ($0.190 per share) (Note 1)	—	—	—	—	(128)	(128)
Effect of stock-based compensation expense	—	—	4	—	—	4
CP Common Shares repurchased (Note 13)	(5.3)	(15)	—	—	(381)	(396)
Shares issued under stock option plan	0.2	3	(1)	—	—	2
Balance at September 30, 2020	672.5	$1,978	$56	$(2,416)	$7,961	$7,579

	For the nine months ended September 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2021	666.3	$1,983	$55	$(2,814)	$8,095	$7,319
Net income	—	—	—	—	2,320	2,320
Other comprehensive income (Note 7)	—	—	—	171	—	171
Dividends declared ($0.570 per share) (Note 1)	—	—	—	—	(380)	(380)
Effect of stock-based compensation expense	—	—	18	—	—	18
Shares issued under stock option plan	0.6	25	(5)	—	—	20
Balance at September 30, 2021	666.9	$2,008	$68	$(2,643)	$10,035	$9,468
Balance at January 1, 2020	685.0	$1,993	$48	$(2,522)	$7,549	$7,068
Net income	—	—	—	—	1,642	1,642
Other comprehensive income (Note 7)	—	—	—	106	—	106
Dividends declared ($0.522 per share) (Note 1)	—	—	—	—	(353)	(353)
Effect of stock-based compensation expense	—	—	13	—	—	13
CP Common Shares repurchased (Note 13)	(13.7)	(39)	—	—	(877)	(916)
Shares issued under stock option plan	1.2	24	(5)	—	—	19
Balance at September 30, 2020	672.5	$1,978	$56	$(2,416)	$7,961	$7,579
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

2    Accounting changes

Accounting pronouncements that became effective during the period covered by the Interim Consolidated Financial Statements did not have a material impact on the Company's Interim Consolidated Balance Sheets, Interim Consolidated Statements of Income, or Interim Consolidated Statements of Cash Flows. Likewise, accounting pronouncements issued, but not effective until after September 30, 2021, are not expected to have a material impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Income, or Consolidated Statements of Cash Flows.

Future changes

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. From the end of 2021, banks will no longer be required to report information that is used to determine the London Interbank Offered Rate (“LIBOR”), which is a benchmark interest rate commonly referenced in a variety of contractual agreements. As a result, LIBOR or other reference rates used globally could be discontinued.

The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity.

The guidance in the ASU was effective starting on March 12, 2020, and is available to be adopted on a prospective basis no later than December 31, 2022. The Company currently has a fully drawn U.S. $500 million non-revolving term credit facility referencing LIBOR that could be affected by the provisions of this ASU (See Note 11 - Debt). The Company also has a revolving credit facility that references LIBOR. The Company had no outstanding borrowings under the revolving credit facility as at September 30, 2021. The Company is evaluating the effects that the adoption of the ASU will have on its Consolidated Financial Statements and related disclosures, and whether it will elect to apply any of the optional expedients and exceptions provided in the ASU.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Freight
Grain	$352	$457	$1,244	$1,321
Coal	158	130	491	411
Potash	113	132	348	390
Fertilizers and sulphur	72	65	227	212
Forest products	89	85	259	244
Energy, chemicals and plastics	392	321	1,149	1,153
Metals, minerals and consumer products	196	152	535	474
Automotive	83	94	289	215
Intermodal	441	385	1,280	1,153
Total freight revenues	1,896	1,821	5,822	5,573
Non-freight excluding leasing revenues	25	27	75	80
Revenues from contracts with customers	1,921	1,848	5,897	5,653
Leasing revenues	21	15	58	45
Total revenues	$1,942	$1,863	$5,955	$5,698

Contract liabilities

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue, and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Interim Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Opening balance	$245	$79	$61	$146
Revenue recognized that was included in the contract liability balance at the beginning of the period	(93)	(25)	(36)	(95)
Increase due to consideration received, net of revenue recognized during the period	4	5	131	8
Closing balance	$156	$59	$156	$59

4    Other expense (income)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Foreign exchange loss (gain) on debt and lease liabilities	$46	$(40)	$(39)	$89
Other foreign exchange (gains) losses	(7)	2	(9)	(2)
Acquisition-related costs (Note 10)	83	—	295	—
Other	2	2	6	2
Other expense (income)	$124	$(36)	$253	$89

5    Income taxes

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Current income tax expense	$39	$144	$427	$430
Deferred income tax expense	130	45	190	133
Income tax expense	$169	$189	$617	$563

The effective tax rates including discrete items for the three and nine months ended September 30, 2021 were 26.36% and 21.00%, respectively, compared to 23.97% and 25.52%, respectively for the same periods of 2020.

For the three months ended September 30, 2021, the effective tax rate was 24.60%, excluding the discrete items of the Kansas City Southern ("KCS") acquisition-related costs of $98 million, and foreign exchange ("FX") loss of $46 million on debt and lease liabilities.

For the three months ended September 30, 2020, the effective tax rate was 25.00%, excluding the discrete item of the FX gain of $40 million on debt and lease liabilities.

For the nine months ended September 30, 2021, the effective tax rate was 24.60%, excluding the discrete items of the KCS acquisition-related costs of $442 million, the $845 million (U.S. $700 million) merger termination payment received in connection with KCS's termination of the Agreement and Plan of Merger (the "Original Merger Agreement"), and FX gain of $39 million on debt and lease liabilities.

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

6    Earnings per share

Basic earnings per share has been calculated using Net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in the earnings per share calculations are reconciled as follows:

	For the three months ended September 30		For the nine months ended September 30
(in millions)	2021	2020	2021	2020
Weighted-average basic shares outstanding	666.9	676.2	666.7	679.3
Dilutive effect of stock options	2.9	2.8	3.1	2.5
Weighted-average diluted shares outstanding	669.8	679.0	669.8	681.8

For the three and nine months ended September 30, 2021, there were 0.2 million and 0.1 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and nine months ended September 30, 2020 - nil and 0.6 million, respectively).

7    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, July 1, 2021	$110	$(101)	$(2,800)	$(2,791)
Other comprehensive income before reclassifications	6	101	—	107
Amounts reclassified from accumulated other comprehensive loss	—	2	39	41
Net other comprehensive income	6	103	39	148
Closing balance, September 30, 2021	$116	$2	$(2,761)	$(2,643)
Opening balance, July 1, 2020	$116	$(52)	$(2,514)	$(2,450)
Other comprehensive loss before reclassifications	(1)	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss	—	2	33	35
Net other comprehensive (loss) income	(1)	2	33	34
Closing balance, September 30, 2020	$115	$(50)	$(2,481)	$(2,416)
(1)Amounts are presented net of tax.

	For the nine months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives and other(1)	Pension and post- retirement defined benefit plans(1)	Total(1)
Opening balance, January 1, 2021	$112	$(48)	$(2,878)	$(2,814)
Other comprehensive income before reclassifications	4	44	—	48
Amounts reclassified from accumulated other comprehensive loss	—	6	117	123
Net other comprehensive income	4	50	117	171
Closing balance, September 30, 2021	$116	$2	$(2,761)	$(2,643)
Opening balance, January 1, 2020	$112	$(54)	$(2,580)	$(2,522)
Other comprehensive income (loss) before reclassifications	3	(2)	—	1
Amounts reclassified from accumulated other comprehensive loss	—	6	99	105
Net other comprehensive income	3	4	99	106
Closing balance, September 30, 2020	$115	$(50)	$(2,481)	$(2,416)
(1)Amounts are presented net of tax.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Amortization of prior service costs(1)	$—	$(1)	$—	$(1)
Recognition of net actuarial loss(1)	53	45	158	135
Total before income tax	53	44	158	134
Income tax recovery	(14)	(11)	(41)	(35)
Total net of income tax	$39	$33	$117	$99
(1)Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

8    Accounts receivable, net

	As at September 30, 2021			As at December 31, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Total accounts receivable	$655	$194	$849	$662	$203	$865
Allowance for credit losses	(22)	(16)	(38)	(25)	(15)	(40)
Total accounts receivable, net	$633	$178	$811	$637	$188	$825

	For the three months ended September 30, 2021			For the three months ended September 30, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance	$(23)	$(15)	$(38)	$(26)	$(14)	$(40)
Current period credit loss provision, net	1	(1)	—	—	—	—
Allowance for credit losses, closing balance	$(22)	$(16)	$(38)	$(26)	$(14)	$(40)

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance	$(25)	$(15)	$(40)	$(27)	$(16)	$(43)
Current period credit loss provision, net	3	(1)	2	1	2	3
Allowance for credit losses, closing balance	$(22)	$(16)	$(38)	$(26)	$(14)	$(40)

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

For the three and nine months ended September 30, 2021, the Company recognized $5 million and $9 million, respectively, of the deferred gain into income.

10    Business acquisition

Kansas City Southern Transaction

On March 21, 2021, the Company entered into the Original Merger Agreement with KCS, under which CP agreed to acquire KCS in a stock and cash transaction representing an enterprise value of approximately U.S. $29 billion, based on the CP closing price on March 19, 2021, including the assumption of U.S. $3.8 billion of outstanding KCS debt.

On May 21, 2021, KCS terminated the Original Merger Agreement in order to enter into a merger agreement with Canadian National Railway ("CN") (the "CN Merger Agreement"). As a result, and under the terms of the Original Merger Agreement, KCS concurrently paid a merger termination fee of $845 million (U.S. $700 million) to the Company, recorded as "Merger termination fee" in the Company's Interim Consolidated Statements of Income during the second quarter of 2021.

On August 10, 2021, CP submitted a proposal to acquire KCS in a stock and cash transaction representing an enterprise value of approximately U.S. $31 billion, based on the CP closing price on August 9, 2021, which includes the assumption of U.S. $3.8 billion of outstanding KCS debt. The terms of the proposal were very similar in nearly every respect to those in the Original Merger Agreement, except for an increase in the share exchange ratio from 2.445 to 2.884. Following the Surface Transportation Board's ("STB") decision on August 31, 2021 to refuse CN and KCS's joint motion for voting trust approval in respect of the CN Merger Agreement, and after renewed negotiations with CP, KCS's Board of Directors deemed CP's proposal a "Company Superior Proposal", as defined in the CN Merger Agreement, and terminated the CN Merger Agreement.

On September 15, 2021, upon KCS's termination of the CN Merger Agreement, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with KCS. Pursuant to the terms of the CN Merger Agreement, KCS paid a merger termination fee of U.S. $700 million and refunded the CP merger termination fee of U.S. $700 million to CN (together, the "CN merger termination fees"). In connection with the Merger Agreement, the Company remitted $1,773 million (U.S. $1,400 million) to KCS on September 15, 2021 in connection with KCS's payment of the CN merger termination fees, recorded as "Payment to Kansas City Southern" in the Company's Interim Balance Sheets in compliance with the acquisition method of accounting.

Upon the approval of the transaction by the shareholders of both the Company and KCS, Mexican regulatory approvals, and satisfaction or waiver of customary closing conditions, the shares of KCS will be deposited into a voting trust subject to a voting trust agreement, pending final approval of the acquisition of control by the STB. Approval to use the voting trust has been received from the STB and CP currently expects to close the transaction into the voting trust in the first quarter of 2022. CP will use the equity method of accounting for the voting trust during the period when the shares are held in an independent voting trust while the STB considers the Company's control application. Subject to final approval of the transaction by the STB and any other remaining approvals of regulatory authorities, if applicable, the acquisition will be accounted for as a business combination using the acquisition method of accounting.

Under the Merger Agreement, common stockholders of KCS will receive 2.884 (exchange ratio) of the Company's Common Shares and U.S. $90 in cash for each KCS common stock held. Preferred stockholders of KCS will receive U.S. $37.50 in cash for each KCS preferred stock held.

The actual value of the transaction may fluctuate based upon changes in the price of the Company's Common Shares and the number of KCS common stock, preferred stock and equity awards outstanding on the closing date into trust. Subject to final approval of the transaction by the STB and other applicable regulatory authorities, the transaction is expected to be completed in the second half of 2022.

During the three and nine months ended September 30, 2021, the Company incurred $98 million and $442 million, respectively, in acquisition-related expenses associated with the Original Merger Agreement and Merger Agreement, of which $15 million and $147 million were recorded within "Purchased services and other", and $83 million and $295 million were recorded within "Other expense (income)" in each period, respectively. The acquisition-related expenses recorded within "Other expense (income)" include the changes in fair value and realized gain from settlement of the FX forward contracts, and changes in fair value of the bond locks and forward starting floating-to-fixed interest rate swaps associated with the anticipated debt issuance (see Note 12), and amortization of financing fees associated with the credit facilities (see Note 11). Total financing fees paid for a bridge facility associated with the pending KCS transaction during the three and nine months ended September 30, 2021 were $nil and $45 million, respectively, presented under Cash provided by (used in) financing activities in the Company's Interim Consolidated Statements of Cash Flows.

The Merger Agreement includes termination fees for both the Company and KCS. The Company or KCS will be required to pay a termination fee equal to U.S. $700 million if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated either because the Company's or KCS's boards of directors have changed their recommendation. KCS is also required, if the Merger Agreement is terminated in certain circumstances, to pay to the Company U.S. $700 million in return of the U.S. $700 million remitted to KCS by the Company in connection with the CN Merger Agreement termination. The Company will be required to pay a termination fee equal to U.S. $1 billion if the Merger Agreement is terminated in certain circumstances, including certain circumstances in which (i) the transaction has not been consummated by February 21, 2022 (or, in the event the authorizations required to be obtained from the relevant Mexican regulatory authorities are the only outstanding conditions to be satisfied or waived as of February 21, 2022, by May 21, 2022) because there is an injunction or similar order prohibiting the transaction or the voting trust transaction arising under applicable railroad laws or under Section 721 of the United States Defense Production Act of 1950 or (ii) a final non-appealable injunction or similar order is issued under applicable railroad laws or Section 721 of the United States Defense Production Act of 1950 prohibiting the transaction or the voting trust transaction.

11    Debt

During the third quarter of 2021, the Company repaid U.S. $250 million 9.450% 30-year debentures at maturity for a total of U.S. $250 million ($312 million).

Shelf prospectus

On June 21, 2021, the Company filed a new base shelf prospectus in each province of Canada and a registration statement with the Securities and Exchange Commission (“SEC”) to issue up to U.S. $8.5 billion in debt securities in the Canadian and U.S. capital markets over 25 months from the filing date.

Credit facilities

During the first quarter of 2021, the Company obtained commitments for a 364-day senior unsecured facility (the "original bridge facility") in the amount of U.S. $8.5 billion to bridge debt financing required to fund a portion of the cash component of the proposed KCS transaction. Effective April 9, 2021, the Company also amended the financial covenant within its revolving credit facility to provide flexibility upon the closing of the proposed KCS transaction. Effective May 21, 2021, upon termination of the Original Merger Agreement with KCS, the original bridge facility was terminated.

During the third quarter of 2021, the Company obtained commitments for a new 364-day senior unsecured facility (the "bridge facility") in the amount of U.S. $8.5 billion to bridge debt financing required to fund a portion of the cash component of the pending KCS transaction. As of September 15, 2021, the Company also entered into a U.S. $500 million unsecured non-revolving term credit facility with an initial due date of March 15, 2022. As at September 30, 2021, the Company had borrowings of U.S. $500 million ($637 million) under this facility at a weighted-average interest rate of 2.05%.

Effective September 29, 2021, the Company amended the financial covenant within its revolving credit facility to provide flexibility upon the closing of the pending KCS transaction. Effective September 24, 2021, the Company also extended the maturity dates of the U.S. $1.0 billion tranche to September 27, 2026 and the U.S. $300 million tranche to September 27, 2023 on this facility. As at September 30, 2021, the revolving credit facility was undrawn (December 31, 2020 - undrawn).

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $1.3 billion revolving credit facility. As at September 30, 2021, the Company had total commercial paper borrowings of U.S. $565 million ($720 million), included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance sheets (December 31, 2020 - U.S. $644 million). The weighted-average interest rate on these borrowings was 0.19% (December 31, 2020 - 0.27%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

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

The Company’s short-term financial instruments include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings including commercial paper and term loans. The carrying values of short-term financial instruments all approximate their fair values.

The carrying value of the Company’s debt and finance lease liabilities does not approximate their fair value. Their estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s debt and finance lease liabilities, including current maturities, with a carrying value of $8,611 million at September 30, 2021 (December 31, 2020 - $8,951 million), had a fair value of $10,533 million (December 31, 2020 - $11,597 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge for the three and nine months ended September 30, 2021 was an unrealized FX loss of $168 million and $6 million, respectively (three and nine months ended September 30, 2020 - unrealized FX gain of $135 million and unrealized FX loss of $156 million, respectively) recognized in “Other comprehensive income”.

FX forward contracts
During the first nine months of 2021, the Company entered into various FX forward contracts totalling a notional U.S. $1.0 billion to fix the FX rate and lock-in a portion of the amount of Canadian dollars it may borrow to finance the U.S. dollar-denominated cash portion of the total consideration payable pursuant to the Original Merger Agreement with KCS. During the three months ended September 30, 2021, the Company settled the FX forward contracts and did not have any such contracts remaining as at September 30, 2021. For the three months ended September 30, 2021, the change in fair value of the FX forward contracts was a gain of $30 million. For the nine months ended September 30, 2021, the realized gain from settlement of the FX forward contracts was $13 million. These gains were recorded in "Other expense (income)" on the Company's Interim Consolidated Statements of Income.

Interest rate management

Forward starting swaps
In March and April of 2021, the Company entered into forward starting floating-to-fixed interest rate swap agreements ("forward starting swaps") with terms of up to 30 years, totalling a notional U.S. $2.4 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes.

On May 21, 2021, the Original Merger Agreement with KCS was terminated which resulted in the Company ceasing hedge accounting for the U.S. $2.4 billion of forward starting swaps. However, as the note issuances were still reasonably possible to occur, fair value losses prior to this determination remained in “Accumulated other comprehensive loss”, net of tax, as of June 30, 2021. Subsequent to the notes issuance, $73 million in “Accumulated other comprehensive loss” will be reclassified to “Net interest expense” ratably over the duration of the notes' hedged interest payments. Fair value losses of $104 million and $251 million during the period from May 21, 2021 through to the roll and re-designation described below were recorded within “Other expense (income)" on the Company’s Interim Consolidated Statements of Income for the three and nine months ended September 30, 2021, respectively.

Following CP entering into the Merger Agreement with KCS, the Company rolled the notional U.S. $2.4 billion of forward starting swaps but did not effect a cash settlement. Concurrently, the Company re-designated the forward starting swaps totalling U.S. $2.4 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The changes in fair value on the forward starting swaps are recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” will be reclassified to “Net interest expense” ratably over the duration of the notes' hedged interest payments. Fair value gains subsequent to re-designation of $129 million were recorded within “Other comprehensive income” on the Company’s Interim Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021.

As at September 30, 2021, the unrealized fair value loss derived from the forward starting swaps of $195 million was included in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets. Changes in fair value of the forward starting swaps for the three and nine months ended September 30, 2021 were a gain of $25 million and loss $195 million, respectively.

Bond locks
In March 2021, the Company entered into seven-year interest rate bond locks totalling a notional $600 million to fix the benchmark rate on cash flows associated with a highly probable forecasted issuance of long-term notes.

On May 21, 2021, the Original Merger Agreement with KCS was terminated which resulted in the Company ceasing hedge accounting for the $600 million of bond locks. However, as the note issuances were still reasonably possible to occur, fair value losses prior to this determination remained in “Accumulated other comprehensive loss”, net of tax, as of June 30, 2021. Subsequent to the notes issuance, $2 million in “Accumulated other comprehensive loss” will be reclassified to “Net interest expense” ratably over the duration of the notes' hedged interest payments. Fair value losses subsequent to May 21, 2021 of $7 million and $10 million were recorded within “Other expense (income)" on the Company’s Interim Consolidated Statements of Income for the three and nine months ended September 30, 2021, respectively.

Following CP entering into the Merger Agreement with KCS, the Company rolled the notional $600 million of bond locks but did not effect a cash settlement. Concurrently, the Company re-designated the bond locks totalling $600 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The changes in fair value on the bond locks are recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the notes are issued. Subsequent to the notes issuance, amounts in “Accumulated other comprehensive loss” will be reclassified to “Net interest expense” ratably over the duration of the notes' hedged interest payments. Fair value gains subsequent to re-designation of $10 million were recorded within “Other comprehensive income” on the Company’s Interim Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021.

As at September 30, 2021, the unrealized fair value loss derived from the bond locks of $2 million was included in "Accounts payable and accrued liabilities" on the Company’s Interim Consolidated Balance Sheets. Changes in fair value of the bond locks for the three and nine months ended September 30, 2021 were a gain of $3 million and loss of $2 million, respectively.

13    Shareholders' equity

On January 27, 2021, the Company announced a normal course issuer bid ("NCIB"), commencing January 29, 2021, to purchase up to 16.7 million Common Shares in the open market for cancellation on or before January 28, 2022. As at September 30, 2021, the Company had not purchased any Common Shares under this NCIB.

On December 17, 2019, the Company announced a NCIB, commencing December 20, 2019, to purchase up to 24.0 million Common Shares for cancellation on or before December 19, 2020. Upon expiry of this NCIB, the Company had purchased 21.4 million Common Shares for $1,577 million.

All purchases were made in accordance with the NCIB at prevailing market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange ("TSX"), with consideration allocated to "Share capital" up to the average carrying amount of the shares and any excess allocated to "Retained earnings".

The following table provides activities under the share repurchase programs:

	For the three months ended September 30		For the nine months ended September 30
	2021	2020	2021	2020
Number of Common Shares repurchased(1)	—	5,224,340	—	13,257,910
Weighted-average price per share(2)	$—	$75.88	$—	$69.11
Amount of repurchase (in millions of Canadian dollars)(2)	$—	$396	$—	$916
(1)Includes shares repurchased but not yet cancelled at end of period.
(2)Includes brokerage fees.

On October 1, 2021, the Company filed a registration statement with the SEC to issue up to approximately 264.7 million Common Shares to KCS stockholders as part of the purchase consideration payable pursuant to the Merger Agreement (Note 10).

14    Pension and other benefits

In the three and nine months ended September 30, 2021, the Company made contributions to its defined benefit pension plans of $4 million and $15 million, respectively (three and nine months ended September 30, 2020 - $9 million and $24 million, respectively).

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Current service cost (benefits earned by employees)	$42	$35	$4	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	88	102	4	4
Expected return on fund assets	(240)	(236)	—	—
Recognized net actuarial loss	52	44	1	1
Amortization of prior service costs (recoveries)	—	(1)	—	—
Total other components of net periodic benefit (recovery) cost	(100)	(91)	5	5
Net periodic benefit (recovery) cost	$(58)	$(56)	$9	$8

	For the nine months ended September 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Current service cost (benefits earned by employees)	$128	$105	$10	$9
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	264	305	12	13
Expected return on fund assets	(720)	(709)	—	—
Recognized net actuarial loss	155	132	3	3
Amortization of prior service costs (recoveries)	—	(1)	—	—
Total other components of net periodic benefit (recovery) cost	(301)	(273)	15	16
Net periodic benefit (recovery) cost	$(173)	$(168)	$25	$25

15    Stock-based compensation

At September 30, 2021, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and nine months ended September 30, 2021 of $26 million and $75 million, respectively (three and nine months ended September 30, 2020 - expense of $56 million and $110 million, respectively).

Stock option plan

Options issued prior to the share split described in Note 1 now each provide rights over five shares. For consistency, all number of options presented herein are calculated and shown on the basis of the number of shares subject to the options. In the nine months ended September 30, 2021, under CP’s stock option plans, the Company issued 1,339,886 options at the weighted-average price of $87.64 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $26 million. The weighted-average fair value assumptions were approximately:

For the nine months ended September 30, 2021
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

Performance share unit plans

During the nine months ended September 30, 2021, the Company issued 431,430 Performance Share Units ("PSUs") with a grant date fair value of approximately $37 million and 12,694 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the value of expected future matching units, of approximately $1 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in the nine months ended September 30, 2021 is January 1, 2021 to December 31, 2023 and the performance factors are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

The performance period for PSUs issued in 2018 was January 1, 2018 to December 31, 2020. The performance factors for 626,400 PSUs were ROIC, TSR compared to the S&P/TSX Capped Industrial Index, and TSR compared to the S&P 1500 Road and Rail Index. The resulting payout was 200% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding December 31, 2020. In the first quarter of 2021, payouts occurred on 570,056 total outstanding awards, including dividends reinvested, totalling $98 million. The performance factors for the remaining 184,875 PSUs were annual revenue for the fiscal year 2020, diluted earnings per share for the fiscal year 2020, and share price appreciation. The resulting payout was 125% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding the vesting dates. In the third quarter of 2021, payouts occurred on 169,272 total outstanding awards, including dividends reinvested, totalling $20 million.

Deferred share unit plan

During the nine months ended September 30, 2021, the Company granted 62,157 DSUs with a grant date fair value of approximately $6 million. DSUs vest over various periods of up to 36 months and are only redeemable for a specified period after employment is terminated. The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

16    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at September 30, 2021 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position or results of operations.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021 and will be followed by a damages trial, if necessary.

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
(7)The class and mass tort action commenced against CP in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against CP in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and improperly packaged the petroleum crude oil. On CP’s motion, the Maine Actions were dismissed. The plaintiffs appealed the dismissal decision to the First Circuit Court of Appeals, which dismissed the plaintiffs' appeal on June 2, 2021. The plaintiffs further petitioned the First Circuit Court of Appeals for a rehearing, which was denied on September 8, 2021.

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against CP in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgment motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. This action is scheduled for trial on July 11 to 14, 2022.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three and nine months ended September 30, 2021 was $2 million and $6 million (three and nine months ended September 30, 2020 - $2 million and $6 million, respectively). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at September 30, 2021 was $82 million (December 31, 2020 - $80 million). Payments are expected to be made over 10 years through 2030.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and nine months ended September 30, 2021 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2020 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Third Quarter of 2021 Results

•Financial performance - In the third quarter of 2021, CP reported Diluted earnings per share ("EPS") of $0.70, a decrease of 20% compared to the same period of 2020 and Net income of $472 million in the third quarter of 2021, a decrease of 21% compared to the same period of 2020. These decreases were primarily due to acquisition-related costs associated with the pending Kansas City Southern ("KCS") transaction and a foreign exchange ("FX") translation loss on debt and lease liabilities compared to an FX translation gain in the same period of 2020, partially offset by higher freight revenue.

Adjusted diluted EPS was $0.88 in the third quarter of 2021, an increase of 7% compared to the same period of 2020. Adjusted income was $592 million in the third quarter of 2021, an increase of 6% compared to the same period of 2020. These increases were primarily due to higher freight revenue per RTM, partially offset by lower freight volumes as measured by RTMs.

CP reported an Operating ratio of 60.2% in the third quarter of 2021, a 200 basis point increase compared to the same period of 2020. This increase was primarily due to the impact of lower freight volumes as measured by RTMs, the unfavourable impact of higher fuel prices net of recoveries, the acquisition-related costs associated with the pending KCS transaction, and higher depreciation and amortization, partially offset by higher freight revenue per RTM and lower stock-based compensation expense. Adjusted operating ratio was 59.4%, a 120 basis point increase compared to the same period of 2020. This increase was primarily due to the same factors discussed above for the increase in Operating ratio, except that Adjusted operating ratio excludes the acquisition-related costs associated with the pending KCS transaction.

Adjusted diluted EPS, Adjusted income and Adjusted Operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues - Total revenues increased by 4% in the third quarter of 2021 to $1,942 million compared to the same period of 2020. This increase was primarily due to higher freight revenue per RTM, partially offset by lower volumes as measured by RTMs.

•Operating performance - CP's average train weight increased by 1% to 9,973 tons and average train length increased by 3% to 8,285 feet, compared to the same period in 2020. These increases were a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer and heavier Grain trains, in each case compared to the same period in 2020. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•On March 21, 2021, CP announced that it entered into an Agreement and Plan of Merger (the "Original Merger Agreement") with KCS, under which CP agreed to acquire KCS in a stock and cash transaction representing an enterprise value of approximately U.S. $29 billion, based on the CP closing price on March 19, 2021, including the assumption of U.S.

$3.8 billion of outstanding KCS debt. On May 21, 2021, KCS terminated the Original Merger Agreement in order to enter into a merger agreement with Canadian National Railway ("CN") (the "CN Merger Agreement"). As a result, and under the terms of the Original Merger Agreement, KCS concurrently paid a merger termination fee of $845 million (U.S. $700 million) to the Company.

On August 10, 2021, CP submitted a proposal to acquire KCS in a stock and cash transaction representing an enterprise value of approximately U.S. $31 billion, based on the CP closing price on August 9, 2021, which includes the assumption of U.S. $3.8 billion of outstanding KCS debt. The terms of the proposal were very similar in nearly every respect to those in the Original Merger Agreement, except for an increase in the share exchange ratio from 2.445 to 2.884. Following the Surface Transportation Board's ("STB") decision on August 31, 2021 to refuse CN and KCS's joint motion for voting trust approval in respect of the CN Merger Agreement, and after renewed negotiations with CP, KCS's Board of Directors deemed CP's proposal a "Company Superior Proposal", as defined in the CN Merger Agreement, and terminated the CN Merger Agreement.

On September 15, 2021, upon KCS's termination of the CN Merger Agreement, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with KCS. Pursuant to the terms of the CN Merger Agreement, KCS paid a merger termination fee of U.S. $700 million and refunded the CP merger termination fee of U.S. $700 million to CN (together, the "CN merger termination fees"). In connection with the Merger Agreement, the Company remitted $1,773 million (U.S. $1,400 million) to KCS on September 15, 2021 in connection with KCS's payment of the CN merger termination fees.

The transaction will be completed in two steps. First, upon approval of the transaction by the shareholders of both the Company and KCS, Mexican regulatory approvals, and satisfaction or waiver of customary closing conditions, the shares of KCS will be deposited into a voting trust subject to a voting trust agreement, pending final approval of the acquisition of control by the STB. Approval to use the voting trust has been received from the STB and CP currently expects to close the transaction into the voting trust in the first quarter of 2022. KCS's management and Board of Directors will continue to steward KCS while it is in trust, pursuing its independent business plan and growth strategies. Under the Merger Agreement, common stockholders of KCS will receive 2.884 (the "Exchange Ratio") of the Company's Common Shares and U.S. $90 in cash for each KCS common stock held. Preferred stockholders of KCS will receive U.S. $37.50 in cash for each KCS preferred stock held. Immediately after the KCS transaction closes into the voting trust, former KCS stockholders are expected to own approximately 28 percent of the Company's Common Shares. The second step of the transaction will occur after control approval from the STB and other applicable regulatory authorities is obtained. The STB's review of the transaction while KCS is in the voting trust is expected to be completed in the second half of 2022.

Upon obtaining control approval from the STB and any other remaining approvals of regulatory authorities, if applicable, the two companies will be combined. Mr. Creel will serve as the Chief Executive Officer of the combined company. The combined entity will be named Canadian Pacific Kansas City ("CPKC"). Calgary, Alberta will be the global headquarters of CPKC, and Kansas City, Missouri will be designated as the U.S. headquarters. The Mexico headquarters will remain in Mexico City and Monterrey. CP's current U.S. headquarters in Minneapolis-St. Paul, Minnesota will remain an important base of operations. Four KCS Directors may join CP's expanded Board at the appropriate time, bringing their experience and expertise in overseeing KCS's multinational operations.

The transaction will combine the two railroads to create the first rail network connecting the U.S., Mexico, and Canada and will deliver dramatically expanded market reach for customers served by CP and KCS, provide new competitive transportation service options, and support North American economic growth.

The new single-line routes made possible by the transaction are expected to shift trucks off crowded U.S. highways, lowering emissions and reducing the need for public investments in road and highway bridge repairs. On average, rail is three to four times more fuel efficient than trucking, and one train can keep more than 300 trucks off public roads and produce 75% less greenhouse gas emissions. The synergies created by this combination are expected to take tens of thousands of trucks off North American highways annually. Additionally, the combined company would maintain both CP and KCS's pledges to improve fuel efficiency and lower emissions in-line with the Paris Agreement to support a more sustainable North American supply chain.

Specific risk factors related to the pending KCS transaction are included in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

•Building on CP's climate change commitment announced last year, on July 26, 2021, CP published its first comprehensive Climate Strategy, outlining the Company's approach to drive innovative climate action and a measured response to emerging climate-related risks impacting the rail sector. The Climate Strategy outlines CP's objectives across strategic pillars, which include establishing a clear understanding of climate-related risks and opportunities; reducing greenhouse gas emissions, and adapting CP operations to the physical risks of climate change. To guide implementation of the Climate Strategy, CP has established two science-based emissions reduction targets that address 100% of CP's Scope 1 and Scope 2 emissions, and more than half of Scope 3 emissions:
–CP commits to reducing Scope 1, 2 and 3 greenhouse gas ("GHG") emissions intensity of its locomotives by in excess of 38% by 2030. Locomotive operations represent CP's largest source of emissions.
–To support decarbonization across all operations, CP also commits to reducing absolute Scope 1 and Scope 2 GHG emissions from non-locomotive operations by in excess of 27% by 2030.

•In the third quarter of 2021, CP’s Pandemic Team continued to proactively monitor guidance and orders from governments, public health authorities, and regulatory agencies. Utilizing that guidance while implementing CP protocols and safety measures, the Company safely reintegrated its employees into the workplace where permissible. The Company maintained preventative measures that serve to minimize the risk of exposure to COVID-19, including physical distancing measures, restricting employee business travel, strengthening clean workplace and face covering practices, reinforcing socially responsible sick leave recommendations, limiting visitor and third-party access to Company facilities, and continuously reevaluating our efforts with safety as a top priority.

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

•On March 30, 2021, CP and the Illinois State Toll Highway Authority closed their transaction regarding western access at O’Hare Airport and at Bensenville Yard, CP’s principal rail facility in Chicago, Illinois. The transaction allows for the construction of a new tollway to the west side of O’Hare Airport while protecting CP’s ability to serve its customers moving freight through the critical Chicago gateway.

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

2021 Outlook

As a result of diminished expectations for the 2021-2022 Canadian grain crop and ongoing supply chain challenges, CP has updated its 2021 outlook. CP now expects volumes, as measured in RTMs, to grow by low single-digits year-over-year. In spite of the revised volume expectations, CP continues to expect double digit growth in Adjusted diluted EPS based on Adjusted diluted EPS of $3.53 in 2020. CP’s revised guidance continues to assume a decrease in Other components of net periodic benefit recovery by approximately $40 million versus 2020, an effective tax rate of approximately 24.6 percent and capital expenditure of $1.55 billion.

Although CP has provided a forward-looking Non-GAAP measure (Adjusted diluted EPS), management is unable to reconcile, without unreasonable efforts, the forward-looking Adjusted diluted EPS to the most comparable GAAP measure, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs (including legal, consulting, and financing fees and fair value gain or loss on FX forward contracts and interest rate hedges), the merger termination payment received, changes in income tax rates and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the U.S.-to-Canadian dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities from Adjusted diluted EPS. Please see Forward-Looking Statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2021	2020(1)	% Change	2021	2020(1)	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	64,665	65,997	(2)	207,347	200,383	3
Train miles (thousands)	6,999	7,247	(3)	22,406	22,479	—
Average train weight - excluding local traffic (tons)	9,973	9,857	1	9,953	9,644	3
Average train length - excluding local traffic (feet)	8,285	8,082	3	8,192	7,831	5
Average terminal dwell (hours)	7.2	6.7	7	7.1	6.5	9
Average train speed (miles per hour, or "mph")	21.7	22.5	(4)	21.4	22.1	(3)
Locomotive productivity (GTMs / operating horsepower)	203	207	(2)	204	207	(1)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.907	0.926	(2)	0.928	0.940	(1)
Total Employees and Workforce
Total employees (average)	12,485	12,156	3	12,411	12,214	2
Total employees (end of period)	12,262	12,166	1	12,262	12,166	1
Workforce (end of period)	12,301	12,185	1	12,301	12,185	1
Safety Indicators(1)
FRA personal injuries per 200,000 employee-hours	0.97	1.03	(6)	0.97	1.11	(13)
FRA train accidents per million train-miles	1.54	1.13	36	1.09	1.05	4
(1)Federal Railroad Administration ("FRA") personal injuries per 200,000 employee-hours for the three and nine months ended September 30, 2020, previously reported as 1.06 and 1.13, were restated to 1.03 and 1.11, respectively in this report. FRA train accidents per million train-miles for the nine months ended September 30, 2020, previously reported as 1.06, was restated to 1.05 in this report. These restatements reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

For key measures of the Company's revenue performance, refer to Results of Operations, Operating Revenues of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

•A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs decreased by 2% in the third quarter of 2021 compared to the same period of 2020. This decrease was mainly attributable to lower volumes of Grain and Potash. This decrease was partially offset by higher volumes of Energy, chemicals and plastics, Metals, minerals and consumer products, and Intermodal.

•Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicate improved train productivity. Train miles decreased by 3% in the third quarter of 2021 compared to the same period of 2020. This decrease reflects the impact of a 2% decrease in workload (GTMs) as well as a 1% increase in average train weights.

•Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight increased by 1% in the third quarter of 2021 compared to the same period of 2020. This increase was a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer and heavier Grain trains. Improvements for Grain trains were driven by the High Efficiency Product ("HEP") train model, which is an 8,500-foot train model that features the new high-capacity grain hopper cars and increased grain carrying capacity. This increase was partially offset by lower volumes of heavier bulk commodities.

•Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. An increase in average train length indicates improved asset utilization. Average train length increased by 3% in the third quarter of 2021 compared to the same period of 2020. This increase was a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer Grain trains. Improvements for Grain trains were driven by the 8,500-foot HEP train model.

•Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell increased by 7% in the third quarter of 2021 compared to the same period of 2020, as a result of the impact of the B.C. wildfires.

•Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed decreased by 4% in the third quarter of 2021 compared to the same period of 2020, as a result of the impact of the B.C. wildfires.

•Locomotive productivity is defined as the daily average GTMs divided by daily average operating horsepower. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. An increase in locomotive productivity indicates more efficient locomotive utilization and may also be the result of moving heavier commodities. Locomotive productivity decreased by 2% in the third quarter of 2021 compared to the same period of 2020, as a result of moving higher volumes of merchandise and Intermodal, which are lighter than bulk commodities.

•Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency improved by 2% in the third quarter of 2021 compared to the same period of 2020. This increase in efficiency was due to running longer and heavier trains as a result of improvements in the operating plan.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

•GTMs increased by 3% for the first nine months of 2021 compared to the same period of 2020. This increase was primarily attributable to higher volumes of Metals, minerals and consumer products, Energy, chemicals and plastics, Coal and Automotive. This increase was partially offset by lower volumes of Potash and Grain.

•Train miles were flat for the first nine months of 2021 compared to the same period of 2020. This reflected the impact of a 3% increase in workload (GTMs), offset by a 3% increase in average train weights.

•Average train weight increased by 3% for the first nine months of 2021 compared to the same period of 2020. This increase was a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer and heavier Grain trains. Improvements for Grain trains were driven by the 8500-foot HEP train model. This increase was partially offset by lower volumes of heavier bulk commodities.

•Average train length increased by 5% for the first nine months of 2021 from the same period of 2020. This increase was primarily due to improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer Grain trains. Improvements for Grain trains were driven by the 8,500-foot HEP train model.

•Average terminal dwell increased by 9% in the first nine months of 2021 compared to the same period of 2020. This unfavourable increase was driven primarily by increased network activity in response to demand recovery from the impact of the COVID-19 pandemic in the prior year as well as the impact of the B.C. wildfires.

•Average train speed decreased by 3% in the first nine months of 2021 compared to the same period of 2020. This decrease was driven primarily by harsh winter operating conditions in the first quarter of 2021 as well as the impact of the B.C. wildfires.

•Locomotive productivity decreased by 1% in the first nine months of 2021 compared to the same period of 2020, as a result of moving higher volumes of merchandise and Intermodal, which are lighter than bulk commodities.

•Fuel efficiency improved by 1% in the first nine months of 2021 compared to the same period of 2020. This increase in efficiency was due to running longer and heavier trains as a result of improvements in the operating plan.

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

The average number of total employees increased by 3% and 2% for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020. The total number of employees as at September 30, 2021 was 12,262, an increase of 96, or 1%, compared to 12,166 as at September 30, 2020. The total workforce as at September 30, 2021 was 12,301, an increase of 116, or 1%, compared to 12,185 as at September 30, 2020. The increases in the total employees and workforce were driven by furloughs in the prior year associated with the economic downturn caused by COVID-19.

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

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 0.97 in the third quarter of 2021, a decrease from 1.03 in the same period of 2020. For the first nine months of 2021, the FRA personal injury rate per 200,000 employee-hours for CP was 0.97, a decrease from 1.11 in the same period of 2020.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $11,200 in 2021 and U.S. $10,700 in damage for 2020. The FRA train accidents per million train-miles was 1.54 in the third quarter of 2021, an increase from 1.13 in the same period of 2020. For the first nine months of 2021, the FRA train accidents per million train-miles was 1.09, an increase from 1.05 in the same period of 2020.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and nine months ended, September 30, 2021 and the comparative figures in 2020. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2021	2020	2021	2020
Financial Performance and Liquidity
Total revenues	$1,942	$1,863	$5,955	$5,698
Operating income	774	779	2,374	2,383
Adjusted operating income(1)	789	779	2,521	2,383
Net income	472	598	2,320	1,642
Adjusted income(1)	592	560	1,881	1,720
Basic EPS	0.71	0.88	3.48	2.42
Diluted EPS	0.70	0.88	3.46	2.41
Adjusted diluted EPS(1)	0.88	0.82	2.81	2.52
Dividends declared per share	0.190	0.190	0.570	0.522
Cash provided by operating activities	548	493	3,084	1,817
Cash used in investing activities	(2,129)	(483)	(2,820)	(1,313)
Cash provided by (used in) financing activities	902	(100)	(194)	(466)
Free cash(1)	203	6	1,245	497
Financial Position	As at September 30, 2021		As at December 31, 2020
Total assets	$26,445		$23,640
Total long-term debt, including current portion	9,968		9,771
Total shareholders’ equity	9,468		7,319
	For the three months ended September 30		For the nine months ended September 30
Financial Ratios	2021	2020	2021	2020
Operating ratio(2)	60.2%	58.2%	60.1%	58.2%
Adjusted operating ratio(1)	59.4%	58.2%	57.7%	58.2%
	For the twelve months ended September 30
	2021		2020
Return on average shareholders' equity(3)	36.6%		31.2%
Adjusted return on invested capital ("Adjusted ROIC")(1)	15.9%		16.2%
Long-term debt to Net income ratio(4)	3.2		4.2
Adjusted net debt to adjusted EBITDA ratio(1)	2.4		2.5
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

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Income

Operating income was $774 million in the third quarter of 2021, a decrease of $5 million, or 1%, from $779 million in the same period of 2020. This decrease was primarily due to:
•lower freight volumes as measured by RTMs;
•the unfavourable impact of the change in FX of $26 million;
•acquisition-related costs of $15 million associated with the pending KCS transaction that were recognized in Purchased services and other;
•higher depreciation and amortization of $11 million (excluding FX); and
•increased training costs driven by recovery from the economic downturn caused by COVID-19 in the prior year.

This decrease was partially offset by higher freight rates and lower stock-based compensation of $30 million primarily driven by the impact of changes in share price.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $789 million in the third quarter of 2021, an increase of $10 million, or 1%, from $779 million in the same period of 2020. This increase was primarily due to higher freight rates and lower stock-based compensation of $30 million primarily driven by the impact of changes in share price.

This increase was partially offset by;
•lower freight volumes as measured by RTMs;
•the unfavourable impact of the change in FX of $26 million;
•higher depreciation and amortization of $11 million (excluding FX); and
•increased training costs driven by recovery from the economic downturn caused by COVID-19 in the prior year.

Net income was $472 million in the third quarter of 2021, a decrease of $126 million, or 21%, from $598 million in the same period of 2020. This decrease was primarily due to acquisition-related costs of $83 million associated with the pending KCS transaction that were recognized in Other expense (income) and an FX translation loss of $46 million on debt and lease liabilities compared to an FX translation gain of $40 million in the same period of 2020.

This decrease was partially offset by lower income tax expense due to lower taxable earnings.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $592 million in the third quarter of 2021, an increase of $32 million, or 6%, from $560 million in the same period of 2020. This increase was primarily due to higher Adjusted operating income.

Diluted Earnings per Share

Diluted EPS was $0.70 in the third quarter of 2021, a decrease of $0.18, or 20%, from $0.88 in the same period of 2020. This decrease was due to lower Net income, partially offset by lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $0.88 in the third quarter of 2021, an increase of $0.06, or 7%, from $0.82 in the same period of 2020. This increase was due to higher Adjusted income and lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 60.2% in the third quarter of 2021, a 200 basis point increase from 58.2% in the same period of 2020. This increase was primarily due to:
•lower freight volumes as measured by RTMs;
•the unfavourable impact of higher fuel prices net of recoveries;
•acquisition-related costs associated with the pending KCS transaction that were recognized in Purchased services and other;
•higher depreciation and amortization; and
•increased training costs driven by recovery from the economic downturn caused by COVID-19 in the prior year.

This increase was partially offset by higher freight rates and lower stock-based compensation primarily driven by the impact of changes in share price.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was 59.4% in the third quarter of 2021, a 120 basis point increase from the same period of 2020. This increase was primarily due to the same factors discussed above for the increase in Operating ratio, except that Adjusted operating ratio excludes the acquisition-related costs associated with the pending KCS transaction that were recognized in Purchased services and other.

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

Return on average shareholders' equity was 36.6% for the twelve months ended September 30, 2021, a 540 basis point increase compared to 31.2% for the twelve months ended September 30, 2020, primarily due to higher Net income. This increase was partially offset by higher average shareholders' equity due to accumulated Net income, partially offset by the impact of the Company's share repurchase program.

Adjusted ROIC was 15.9% for the twelve months ended September 30, 2021, a 30 basis point decrease compared to 16.2% for the twelve months ended September 30, 2020. This decrease was primarily due to higher average shareholders' equity driven by accumulated Adjusted income, partially offset by lower shares due to the Company's share repurchase program, and higher average long-term debt. This decease was partially offset by higher Adjusted operating income. Adjusted ROIC is a Non-GAAP measure, which is defined and reconciled from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Income

Operating income was $2,374 million in the first nine months of 2021, a decrease of $9 million, from $2,383 million in the same period of 2020. This decrease was primarily due to:
•acquisition-related costs of $147 million associated with the pending KCS transaction that were recognized in Purchased services and other;
•the unfavourable impact of the change in FX of $98 million;
•the unfavourable impact of higher fuel prices net of recoveries of $37 million;
•higher depreciation and amortization of $35 million (excluding FX);
•cost inflation; and
•higher defined benefit pension current service cost of $23 million.

This decrease was partially offset by:
•higher freight volumes as measured by RTMs and higher freight rates;
•a gain on the exchange of property and construction easements in Chicago of $50 million and gains on sale of land in British Columbia of $16 million; and
•the efficiencies generated from improved operating performance and asset utilization.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2,521 million in the first nine months of 2021, an increase of $138 million, or 6%, from $2,383 million in the same period of 2020. This increase was primarily due to:
•higher freight volumes as measured by RTMs and higher freight rates;
•a gain on the exchange of property and construction easements in Chicago of $50 million and gains on sale of land in British Columbia of $16 million; and
•the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:
•the unfavourable impact of the change in FX of $98 million;
•the unfavourable impact of higher fuel prices net of recoveries of $37 million;
•higher depreciation and amortization of $35 million (excluding FX);
•cost inflation; and
•higher defined benefit pension current service cost of $23 million.

Net income was $2,320 million in the first nine months of 2021, an increase of $678 million, or 41%, from $1,642 million in the same period of 2020. This increase was primarily due to the $845 million merger termination payment received in connection with KCS's termination of the Original Merger Agreement and an FX translation gain of $39 million on debt and lease liabilities compared to an FX loss of $89 million in the same period of 2020, partially offset by acquisition-related costs of $295 million associated with the pending KCS transaction that were recognized in Other expense (income).

Adjusted income was $1,881 million in the first nine months of 2021, an increase of $161 million, or 9%, from $1,720 million in the same period of 2020. This increase was primarily due to higher Adjusted operating income and higher other components of net periodic benefits recovery, partially offset by higher income tax expense due to higher taxable earnings.

Diluted Earnings per Share

Diluted EPS was $3.46 in the first nine months of 2021, an increase of $1.05, or 44%, from $2.41 in the same period of 2020. This increase was due to higher Net income and lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Adjusted diluted EPS was $2.81 in the first nine months of 2021, an increase of $0.29, or 12%, from $2.52 in the same period of 2020. This increase was due to higher Adjusted income and lower average number of outstanding shares due to share repurchases under the Company's share repurchase program.

Operating Ratio

The Company’s Operating ratio was 60.1% in the first nine months of 2021, a 190 basis point increase from 58.2% in the same period of 2020. This increase was primarily due to:
•acquisition-related costs associated with the pending KCS transaction that were recognized in Purchased services and other;
•the unfavourable impact of higher fuel prices net of recoveries;
•higher depreciation and amortization; and
•cost inflation.

This increase was partially offset by higher freight rates and a gain on the exchange of property and construction easements in Chicago and gains on sale of land in British Columbia.

Adjusted operating ratio, which excludes the acquisition-related costs associated with the pending KCS transaction that were recognized in Purchased services and other, was 57.7% in the first nine months of 2021, a 50 basis point improvement from 58.2% in the same period of 2020. This improvement was primarily due to higher freight rates and a gain on the exchange of property and construction easements in Chicago and gains on sale of land in British Columbia.

This improvement was partially offset by:
•the unfavourable impact of higher fuel prices net of recoveries;
•higher depreciation and amortization;and
•cost inflation.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar.

On October 15, 2021, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.24 Canadian dollar.

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

Average exchange rates (Canadian/U.S. dollar)	2021	2020
For the three months ended - September 30	$1.26	$1.33
For the nine months ended - September 30	$1.25	$1.35

Ending exchange rates (Canadian/U.S. dollar)	2021	2020
Beginning of year - January 1	$1.28	$1.30
Beginning of quarter - July 1	$1.24	$1.36
End of quarter - September 30	$1.27	$1.33

	For the three months ended September 30		For the nine months ended September 30
High/Low exchange rates (Canadian/U.S. dollar)	2021	2020	2021	2020
High	$1.29	$1.36	$1.29	$1.45
Low	$1.23	$1.30	$1.20	$1.30

In the third quarter of 2021, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $50 million, a decrease in total operating expenses of $24 million, and a decrease in interest expense of $5 million from the same period of 2020. In the first nine months of 2021, the impact of a weaker U.S. dollar resulted in a decrease in total revenues of $196 million, a decrease in total operating expenses of $98 million, and a decrease in interest expense of $24 million from the same period of 2020.
The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three and nine months ended September 30, 2021 and the comparative periods of 2020.

Average Fuel Price (U.S. dollars per U.S. gallon)	2021	2020
For the three months ended - September 30	$2.70	$1.72
For the nine months ended - September 30	$2.59	$1.90

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the third quarter of 2021, the favourable impact of fuel prices on Operating income was $15 million. Higher fuel prices and increased carbon tax recoveries, partially offset by the unfavourable impact of the timing of recoveries from CP's fuel cost adjustment program resulted in an increase in Total revenues of $89 million. Higher fuel prices resulted in an increase in Total operating expenses of $74 million from the same period of 2020.

In the first nine months of 2021, the unfavourable impact of fuel prices on Operating income was $37 million. Higher fuel prices resulted in an increase in Total operating expenses of $149 million. Higher fuel prices and increased carbon tax recoveries, partially offset by the unfavourable impact of the timing of recoveries from CP's fuel cost adjustment program resulted in an increase in Total revenues of $112 million from the same period of 2020.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP". The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for the three and nine months ended September 30, 2021 and the comparative periods in 2020.

TSX (in Canadian dollars)	2021	2020
Opening Common Share price, as at January 1	$88.31	$66.21
Ending Common Share price, as at June 30	$95.32	$69.06
Ending Common Share price, as at September 30	$82.71	$81.01
Change in Common Share price for the three months ended September 30	$(12.61)	$11.95
Change in Common Share price for the nine months ended September 30	$(5.60)	$14.80

NYSE (in U.S. dollars)	2021	2020
Opening Common Share price, as at January 1	$69.34	$50.99
Ending Common Share price, as at June 30	$76.91	$51.07
Ending Common Share price, as at September 30	$65.07	$60.89
Change in Common Share price for the three months ended September 30	$(11.84)	$9.82
Change in Common Share price for the nine months ended September 30	$(4.27)	$9.90

In the third quarter of 2021, the impact of the change in Common Share prices resulted in a decrease in stock-based compensation expense of $27 million compared to an increase of $32 million in the same period of 2020.

In the first nine months of 2021, the impact of the change in Common Share prices resulted in a decrease in stock-based compensation expense of $10 million compared to an increase of $35 million in the same period of 2020.

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

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,896	$1,821	$75	4	7
Non-freight revenues (in millions)	46	42	4	10	10
Total revenues (in millions)	$1,942	$1,863	$79	4	7
Carloads (in thousands)	665.0	659.0	6.0	1	N/A
Revenue ton-miles (in millions)	35,391	36,690	(1,299)	(4)	N/A
Freight revenue per carload (in dollars)	$2,851	$2,763	$88	3	6
Freight revenue per revenue ton-mile (in cents)	5.36	4.96	0.40	8	11
(1)Freight revenues include fuel surcharge revenues of $148 million in 2021 and $55 million in 2020. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.
(2)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $1,896 million in the third quarter of 2021, an increase of $75 million, or 4%, from $1,821 million in the same period of 2020. This increase was primarily due to increased freight revenue per RTM, partially offset by lower volumes as measured by RTMs.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the third quarter of 2021 were 35,391 million, a decrease of 1,299 million, or 4%, from 36,690 million in the same period of 2020. This decrease was mainly attributable to lower volumes of Grain and Potash. This decrease was partially offset by higher volumes of Energy, chemicals and plastics, Metals, minerals and consumer products, and Intermodal.

Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per RTM was 5.36 cents in the third quarter of 2021, an increase of 0.40 cents, or 8%, from 4.96 cents in the same period of 2020. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $89 million and higher freight rates. This increase was partially offset by the unfavourable impact of the change in FX of $50 million.

Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 665.0 thousand in the third quarter of 2021, an increase of 6.0 thousand, or 1%, from 659.0 thousand in the same period of 2020. This increase was primarily due to higher volumes of Intermodal, Energy, chemicals and plastics, Coal, and Metals, minerals and consumer products. This increase was partially offset by lower volumes of Grain, Automotive, and Potash.

Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $2,851 in the third quarter of 2021, an increase of $88, or 3%, from $2,763 in the same period of 2020. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $89 million and higher freight rates, partially offset by the unfavourable impact of the change in FX of $50 million.

Non-freight revenues were $46 million in the third quarter of 2021, an increase of $4 million, or 10%, from $42 million in the same period of 2020. This increase was primarily due to revenue recognized for construction easements in Chicago of $5 million, higher revenue from passenger service operators, and higher leasing revenue, partially offset by lower revenue from logistical services and switching fees.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$5,822	$5,573	$249	4	8
Non-freight revenues (in millions)	133	125	8	6	7
Total revenues (in millions)	$5,955	$5,698	$257	5	8
Carloads (in thousands)	2,079.9	1,980.6	99.3	5	N/A
Revenue ton-miles (in millions)	113,725	111,635	2,090	2	N/A
Freight revenue per carload (in dollars)	$2,799	$2,814	$(15)	(1)	3
Freight revenue per revenue ton-mile (in cents)	5.12	4.99	0.13	3	6
(1)Freight revenues include fuel surcharge revenues of $366 million in 2021 and $237 million in 2020. Fuel surcharge revenues include carbon taxes, levies, and obligations recovered under cap-and-trade programs.
(2)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $5,822 million in the first nine months of 2021, an increase of $249 million, or 4%, from $5,573 million in the same period of 2020. This increase was primarily due to increased freight revenue per RTM and higher volumes as measured by RTMs.

RTMs for the first nine months of 2021 were 113,725 million, an increase of 2,090 million, or 2% from 111,635 million in the same period of 2020. This increase was mainly attributable to higher volumes of Metals, minerals and consumer products, Energy, chemicals and plastics, Coal, and Automotive. This increase was partially offset by lower volumes of Potash and Grain.

Freight revenue per RTM was 5.12 cents in the first nine months of 2021, an increase of 0.13 cents, or 3%, from 4.99 cents in the same period in 2020. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $112 million, moving higher volumes of Automotive, which has a higher freight revenue per RTM compared to the corporate average, and higher freight rates. This increase was partially offset by the unfavourable impact of the change in FX of $195 million.

Carloads were 2,079.9 thousand in the first nine months of 2021, an increase of 99.3 thousand, or 5%, from 1,980.6 thousand in the same period of 2020. This increase was primarily due to higher volumes of Intermodal, Coal, Metals, minerals, and consumer products, and Automotive. This increase was partially offset by lower volumes Grain and Potash.

Freight revenue per carload was $2,799 in the first nine months of 2021, a decrease of $15, or 1%, from $2,814 in the same period of 2020. This decrease was primarily due the unfavourable impact of the change in FX of $195 million. This decrease was partially offset by higher fuel surcharge revenue as a result of higher fuel prices of $112 million and higher freight rates.

Non-freight revenues were $133 million in the first nine months of 2021, an increase of $8 million, or 6%, from $125 million in the same period of 2020. This increase was primarily due to revenue recognized for construction easements in Chicago of $9 million, higher leasing revenues, and higher revenue from passenger service operators, partially offset by lower revenue from logistical services and switching fees.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $148 million in the third quarter of 2021, an increase of $93 million, or 169%, from $55 million in the same period of 2020. This increase was primarily due to higher fuel prices, increased carbon tax recoveries, and higher volumes. This increase was partially offset by the unfavourable timing of recoveries from CP's fuel cost adjustment program and the unfavourable impact of the change in FX.

In the first nine months of 2021, fuel surcharge revenues were $366 million, an increase of $129 million, or 54%, from $237 million in the same period of 2020. This increase was primarily due to higher fuel prices, higher volumes, and increased carbon tax recoveries. This increase was partially offset by the unfavourable timing of recoveries from CP's fuel cost adjustment program and the unfavourable impact of the change in FX.

Lines of Business

Grain

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$352	$457	$(105)	(23)	(21)
Carloads (in thousands)	89.0	124.5	(35.5)	(29)	N/A
Revenue ton-miles (in millions)	7,715	10,549	(2,834)	(27)	N/A
Freight revenue per carload (in dollars)	$3,955	$3,671	$284	8	10
Freight revenue per revenue ton-mile (in cents)	4.56	4.33	0.23	5	8
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $352 million in the third quarter of 2021, a decrease of $105 million, or 23%, from $457 million in the same period of 2020. This decrease was primarily due to lower volumes of Canadian grain to Vancouver and eastern Canada as a result of drought conditions, lower volumes of U.S. soybeans and corn to the U.S. Pacific Northwest and Midwest, and the unfavourable impact of the change in FX. This decrease was partially offset by increased freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates and higher fuel surcharge revenue as a result of higher fuel prices. Carloads decreased more than RTMs due to moving lower volumes of U.S. corn and soybeans to the U.S. Midwest, which has a shorter length of haul.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,244	$1,321	$(77)	(6)	(3)
Carloads (in thousands)	323.8	343.5	(19.7)	(6)	N/A
Revenue ton-miles (in millions)	28,564	29,734	(1,170)	(4)	N/A
Freight revenue per carload (in dollars)	$3,842	$3,846	$(4)	—	3
Freight revenue per revenue ton-mile (in cents)	4.36	4.44	(0.08)	(2)	1
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $1,244 million in the first nine months of 2021, a decrease of $77 million, or 6%, from $1,321 million in the same period of 2020. This decrease was primarily due to lower volumes of Canadian grain to Vancouver and eastern Canada as a result of drought conditions and decreased freight revenue per RTM. This decrease was partially offset by moving higher volumes of U.S. corn and wheat to the U.S. Pacific Northwest, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX. Carloads decreased more than RTMs due to moving higher volumes of U.S. corn and wheat to the U.S. Pacific Northwest, which has a longer length of haul.

Coal

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$158	$130	$28	22	22
Carloads (in thousands)	73.4	63.5	9.9	16	N/A
Revenue ton-miles (in millions)	4,334	4,437	(103)	(2)	N/A
Freight revenue per carload (in dollars)	$2,153	$2,047	$106	5	6
Freight revenue per revenue ton-mile (in cents)	3.65	2.93	0.72	25	25
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $158 million in the third quarter of 2021, an increase of $28 million, or 22%, from $130 million in the same period of 2020. This increase was primarily due to increased freight revenue per RTM, higher volumes of Canadian coal to Kamloops, B.C., and higher volumes of U.S. coal. This increase was partially offset by lower volumes of Canadian coal to

Vancouver and impacts of the B.C. wildfires. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices. Carloads increased while RTMs decreased due to moving lower volumes of Canadian coal to Vancouver, which has a longer length of haul, and higher volumes of Canadian coal to Kamloops, B.C., which has a shorter length of haul.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$491	$411	$80	19	21
Carloads (in thousands)	224.2	186.7	37.5	20	N/A
Revenue ton-miles (in millions)	14,451	13,209	1,242	9	N/A
Freight revenue per carload (in dollars)	$2,190	$2,201	$(11)	—	—
Freight revenue per revenue ton-mile (in cents)	3.40	3.11	0.29	9	10
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $491 million in the first nine months of 2021, an increase of $80 million, or 19%, from $411 million in the same period of 2020. This increase was primarily due to higher volumes of Canadian coal, driven by prior year supply chain challenges at both the mines and the ports, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices. Carloads increased more than RTMs due to moving lower volumes of Canadian coal to Vancouver, which has a longer length of haul, and higher volumes of Canadian coal to Kamloops B.C., which has a shorter length of haul.

Potash

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$113	$132	$(19)	(14)	(12)
Carloads (in thousands)	35.8	43.6	(7.8)	(18)	N/A
Revenue ton-miles (in millions)	3,941	5,036	(1,095)	(22)	N/A
Freight revenue per carload (in dollars)	$3,156	$3,028	$128	4	7
Freight revenue per revenue ton-mile (in cents)	2.87	2.62	0.25	10	12
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $113 million in the third quarter of 2021, a decrease of $19 million, or 14%, from $132 million in the same period of 2020. This decrease was primarily due to lower volumes of export potash to Vancouver as a result of the B.C. wildfires, lower volumes of domestic potash as a result of mine closures, and the unfavourable impact of the change in FX. This decrease was partially offset by increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of export potash, which has a longer length of haul.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$348	$390	$(42)	(11)	(7)
Carloads (in thousands)	114.8	127.0	(12.2)	(10)	N/A
Revenue ton-miles (in millions)	12,705	14,664	(1,959)	(13)	N/A
Freight revenue per carload (in dollars)	$3,031	$3,071	$(40)	(1)	2
Freight revenue per revenue ton-mile (in cents)	2.74	2.66	0.08	3	7
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $348 million in the first nine months of 2021, a decrease of $42 million, or 11%, from $390 million in the same period of 2020. This decrease was primarily due to lower volumes of export potash to Vancouver and the U.S. Pacific Northwest as a result of construction at the Port of Vancouver and the Port of Portland, and the unfavourable impact of the change in FX. This decrease was partially offset by increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. RTMs decreased more than carloads as a result of moving lower volumes of export potash, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$72	$65	$7	11	16
Carloads (in thousands)	15.1	13.9	1.2	9	N/A
Revenue ton-miles (in millions)	1,141	1,059	82	8	N/A
Freight revenue per carload (in dollars)	$4,768	$4,676	$92	2	7
Freight revenue per revenue ton-mile (in cents)	6.31	6.14	0.17	3	8
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $72 million in the third quarter of 2021, an increase of $7 million, or 11%, from $65 million in the same period of 2020. This increase was primarily due to higher volumes of wet fertilizer and sulphur from western Canada to the U.S. Midwest and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$227	$212	$15	7	14
Carloads (in thousands)	48.4	45.7	2.7	6	N/A
Revenue ton-miles (in millions)	3,673	3,387	286	8	N/A
Freight revenue per carload (in dollars)	$4,690	$4,639	$51	1	7
Freight revenue per revenue ton-mile (in cents)	6.18	6.26	(0.08)	(1)	5
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $227 million in the first nine months of 2021, an increase of $15 million, or 7%, from $212 million in the same period of 2020. This increase was primarily due to higher volumes of wet and dry fertilizer, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of wet fertilizers from western Canada to the U.S. Midwest, which has a longer length of haul.

Forest Products

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$89	$85	$4	5	10
Carloads (in thousands)	18.7	17.9	0.8	4	N/A
Revenue ton-miles (in millions)	1,419	1,463	(44)	(3)	N/A
Freight revenue per carload (in dollars)	$4,759	$4,749	$10	—	5
Freight revenue per revenue ton-mile (in cents)	6.27	5.81	0.46	8	13
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $89 million in the third quarter of 2021, an increase of $4 million, or 5%, from $85 million in the same period of 2020. This increase was primarily due to increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of the change in FX and lower volumes of lumber. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Carloads increased while RTMs decreased due to moving lower volumes of lumber, which has a longer length of haul, and higher volumes of paperboard, which has a shorter length of haul.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$259	$244	$15	6	13
Carloads (in thousands)	55.1	53.5	1.6	3	N/A
Revenue ton-miles (in millions)	4,290	4,059	231	6	N/A
Freight revenue per carload (in dollars)	$4,701	$4,561	$140	3	10
Freight revenue per revenue ton-mile (in cents)	6.04	6.01	0.03	—	7
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $259 million in the first nine months of 2021, an increase of $15 million, or 6%, from $244 million in the same period of 2020. This increase was primarily due to higher volumes of lumber, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of lumber, which has a longer length of haul.

Energy, Chemicals and Plastics

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$392	$321	$71	22	27
Carloads (in thousands)	78.2	63.6	14.6	23	N/A
Revenue ton-miles (in millions)	6,330	4,620	1,710	37	N/A
Freight revenue per carload (in dollars)	$5,013	$5,047	$(34)	(1)	3
Freight revenue per revenue ton-mile (in cents)	6.19	6.95	(0.76)	(11)	(7)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $392 million in the third quarter of 2021, an increase of $71 million, or 22%, from $321 million in the same period of 2020. This increase was primarily due to higher volumes of crude and petroleum products as a result of demand recovery from the impact of the COVID-19 pandemic in the prior year, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased primarily due to moving proportionately higher volumes of crude to Kansas City, which has a longer length of haul, and the unfavourable impact of the change in FX.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,149	$1,153	$(4)	—	4
Carloads (in thousands)	241.5	228.2	13.3	6	N/A
Revenue ton-miles (in millions)	19,328	17,981	1,347	7	N/A
Freight revenue per carload (in dollars)	$4,758	$5,053	$(295)	(6)	(2)
Freight revenue per revenue ton-mile (in cents)	5.94	6.41	(0.47)	(7)	(3)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $1,149 million in the first nine months of 2021, a decrease of $4 million, from $1,153 million in the same period of 2020. This decrease was primarily due to decreased freight revenue per RTM and lower volumes of crude to Chicago. This decrease was partially offset by higher volumes of liquefied petroleum gas ("LPG") and other petroleum products as a result of demand recovery from the impact of the COVID-19 pandemic in the prior year, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. Freight revenue per RTM decreased primarily due to the unfavourable impact of the change in FX and higher volumes of crude to Kansas City, which has a longer length of haul.

Metals, Minerals and Consumer Products

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$196	$152	$44	29	35
Carloads (in thousands)	60.4	50.8	9.6	19	N/A
Revenue ton-miles (in millions)	2,992	2,303	689	30	N/A
Freight revenue per carload (in dollars)	$3,245	$2,992	$253	8	14
Freight revenue per revenue ton-mile (in cents)	6.55	6.60	(0.05)	(1)	4
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $196 million in the third quarter of 2021, an increase of $44 million, or 29%, from $152 million in the same period of 2020. This increase was primarily due to higher volumes of frac sand and steel, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately higher volumes of frac sand, which has a longer length of haul.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$535	$474	$61	13	20
Carloads (in thousands)	177.2	154.1	23.1	15	N/A
Revenue ton-miles (in millions)	8,328	6,951	1,377	20	N/A
Freight revenue per carload (in dollars)	$3,019	$3,076	$(57)	(2)	4
Freight revenue per revenue ton-mile (in cents)	6.42	6.82	(0.40)	(6)	—
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $535 million in the first nine months of 2021, an increase of $61 million, or 13%, from $474 million in the same period of 2020. This increase was primarily due to higher volumes of steel and frac sand, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately higher volumes of frac sand, which has a longer length of haul.

Automotive

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$83	$94	$(11)	(12)	(8)
Carloads (in thousands)	23.3	31.2	(7.9)	(25)	N/A
Revenue ton-miles (in millions)	403	390	13	3	N/A
Freight revenue per carload (in dollars)	$3,562	$3,013	$549	18	23
Freight revenue per revenue ton-mile (in cents)	20.60	24.10	(3.50)	(15)	(11)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $83 million in the third quarter of 2021, a decrease of $11 million, or 12%, from $94 million in the same period of 2020. This decrease was primarily due to decreased freight revenue per RTM. This decrease was partially offset by higher fuel surcharge revenue as a result of higher fuel prices, higher volumes as a result of onboarding a customer moving from Vancouver to eastern Canada, and higher freight rates. Freight revenue per RTM decreased due to moving proportionately higher volumes from Vancouver to eastern Canada, which has a longer length of haul, and the unfavourable impact of the change in FX. RTMs increased while carloads decreased due to moving lower volumes from eastern Canada to the eastern U.S., which has a shorter length of haul, as a result of the global semiconductor chip shortage causing manufacturing plant shutdowns across North America.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$289	$215	$74	34	42
Carloads (in thousands)	85.4	71.3	14.1	20	N/A
Revenue ton-miles (in millions)	1,378	846	532	63	N/A
Freight revenue per carload (in dollars)	$3,384	$3,015	$369	12	19
Freight revenue per revenue ton-mile (in cents)	20.97	25.41	(4.44)	(17)	(13)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $289 million in the first nine months of 2021, an increase of $74 million, or 34%, from $215 million in the same period of 2020. This increase was primarily due to higher volumes as a result of onboarding customers moving to and from Vancouver, prior year manufacturing plant shutdowns across North America as a result of the COVID-19 pandemic, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to moving proportionately higher volumes from Vancouver to eastern Canada, which has a longer length of haul, and the unfavourable impact of the change in FX.

Intermodal

For the three months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$441	$385	$56	15	16
Carloads (in thousands)	271.1	250.0	21.1	8	N/A
Revenue ton-miles (in millions)	7,116	6,833	283	4	N/A
Freight revenue per carload (in dollars)	$1,627	$1,540	$87	6	7
Freight revenue per revenue ton-mile (in cents)	6.20	5.63	0.57	10	12
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $441 million in the third quarter of 2021, an increase of $56 million, or 15%, from $385 million in the same period of 2020. This increase was primarily due to increased freight revenue per RTM and higher international intermodal volumes driven by the onboarding of new customers. This increase was partially offset by the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Carloads increased more than RTMs due to moving lower volumes of international intermodal to and from the Port of Vancouver, which has a longer length of haul.

For the nine months ended September 30	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,280	$1,153	$127	11	13
Carloads (in thousands)	809.5	770.6	38.9	5	N/A
Revenue ton-miles (in millions)	21,008	20,804	204	1	N/A
Freight revenue per carload (in dollars)	$1,581	$1,496	$85	6	8
Freight revenue per revenue ton-mile (in cents)	6.09	5.54	0.55	10	12
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $1,280 million in the first nine months of 2021, an increase of $127 million, or 11%, from $1,153 million in the same period of 2020. This increase was primarily due to increased freight revenue per RTM and higher domestic retail and wholesale intermodal volumes. This increase was partially offset by the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Carloads increased more than RTMs due to moving lower volumes of international intermodal to and from the Port of Vancouver, which has a longer length of haul.

Operating Expenses

For the three months ended September 30 (in millions of Canadian dollars)	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$381	$382	$(1)	—	2
Fuel	199	140	59	42	49
Materials	51	53	(2)	(4)	(4)
Equipment rents	31	39	(8)	(21)	(16)
Depreciation and amortization	203	195	8	4	6
Purchased services and other	303	275	28	10	13
Total operating expenses	$1,168	$1,084	$84	8	10
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,168 million in the third quarter of 2021, an increase of $84 million, or 8%, from $1,084 million in the same period of 2020. This increase was primarily due to:
•the unfavourable impact of higher fuel prices of $74 million;
•acquisition-related costs of $15 million associated with the pending KCS transaction that were recognized in Purchased services and other;
•higher depreciation and amortization of $11 million (excluding FX);
•increased training costs driven by recovery from the economic downturn caused by COVID-19 in the prior year;
•increased costs due to the wildfire response in British Columbia;
•higher defined benefit pension current service cost of $7 million; and
•cost inflation.

This increase was partially offset by decreased stock-based compensation of $30 million primarily driven by the impact of changes in share price and the favourable impact of the change in FX of $24 million.

For the nine months ended September 30 (in millions of Canadian dollars)	2021	2020	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$1,165	$1,127	$38	3	6
Fuel	623	483	140	29	36
Materials	164	162	2	1	3
Equipment rents	92	108	(16)	(15)	(9)
Depreciation and amortization	605	582	23	4	6
Purchased services and other	932	853	79	9	13
Total operating expenses	$3,581	$3,315	$266	8	11
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $3,581 million in the first nine months of 2021, an increase of $266 million, or 8%, from $3,315 million in the same period of 2020. This increase was primarily due to:
•the unfavourable impact of higher fuel prices of $149 million;
•acquisition-related costs of $147 million associated with the pending KCS transaction that were recognized in Purchased services and other;
•increased variable expenses from higher volumes;
•higher depreciation and amortization of $35 million (excluding FX);
•cost inflation;
•higher defined benefit pension current service cost of $23 million; and
•increased training costs driven by recovery from the economic downturn caused by COVID-19 in the prior year.

This increase was partially offset by:
•the favourable impact of the change in FX of $98 million;
•a gain on the exchange of property and construction easements in Chicago of $50 million and gains on sale of land in British Columbia of $16 million; and
•the efficiencies generated from improved operating performance and asset utilization.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $381 million in the third quarter of 2021, a decrease of $1 million from $382 million in the same period of 2020. This decrease was primarily due to lower stock-based compensation of $30 million primarily driven by the impact of changes in share price and the favourable impact of the change in FX of $7 million.

This decrease was partially offset by:
•increased training costs driven by recovery from the economic downturn caused by COVID-19 in the prior year;
•the impact of wage and benefit inflation;
•higher defined benefit pension current service cost of $7 million; and
•higher health and welfare costs due to higher usage as a result of the recovery from the impact of the COVID-19 pandemic from the prior year.

Compensation and benefits expense was $1,165 million in the first nine months of 2021, an increase of $38 million, or 3%, from $1,127 million in the same period of 2020. This increase was primarily due to:
•the impact of wage and benefit inflation;
•higher defined benefit pension current service cost of $23 million;
•higher volume variable expenses as a result of an increase in workload as measured by GTMs;
•increased training costs driven by recovery from the economic downturn caused by COVID-19 in the prior year; and
•increased health and welfare costs due to higher usage as a result of the recovery from the impact of the COVID-19 pandemic from the prior year.

This increase was partially offset by:
•lower stock-based compensation of $35 million primarily driven by the impact of changes in share price;
•the favourable impact of the change in FX of $24 million; and
•labour efficiencies generated from improved operating performance and asset utilization.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $199 million in the third quarter of 2021, an increase of $59 million, or 42%, from $140 million in the same period of 2020. This increase was primarily due to the unfavourable impact of higher fuel prices of $74 million.

This increase was partially offset by:
•the favourable impact of the change in FX of $6 million;
•a decrease in workload, as measured by GTMs; and
•an increase in fuel efficiency of 2% from improvements in the operating plan resulting in running longer and heavier trains.

Fuel expense was $623 million in the first nine months of 2021, an increase of $140 million, or 29%, from $483 million in the same period of 2020. This increase was primarily due to the unfavourable impact of higher fuel prices of $149 million and an increase in workload, as measured by GTMs.

This increase was partially offset by the favourable impact of the change in FX of $25 million and an increase in fuel efficiency of 1% from improvements in the operating plan resulting in running longer and heavier trains.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. Materials expense was $51 million in the third quarter of 2021, a decrease of $2 million, or 4%, from $53 million in the same period of 2020. This decrease was primarily due to reduced track and locomotive maintenance, partially offset by increased fuel prices and cost inflation.

Materials expense was $164 million in the first nine months of 2021, an increase of $2 million, or 1%, from $162 million in the same period of 2020. This increase was primarily due to the unfavorable impact of higher fuel prices, increased locomotive maintenance and cost inflation, partially offset by the favourable impact of the change in FX of $3 million and reduced track and freight car maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $31 million in the third quarter of 2021, a decrease of $8 million, or 21%, from $39 million in the same period of 2020. This decrease was primarily due to:
•price incentives received on intermodal cars;
•higher receipts for CP freight cars used by other railways;
•efficiencies in usage of pooled freight cars by CP; and
•the favourable impact of the change in FX of $2 million.

This decrease was partially offset by greater usage of pooled freight cars.

Equipment rents expense was $92 million in the first nine months of 2021, a decrease of $16 million, or 15%, from $108 million in the same period of 2020. This decrease was primarily due to:
•efficiencies in usage of pooled freight cars by CP;
•price incentives received on intermodal cars;
•the favourable impact of the change in FX of $7 million; and
•higher receipts for CP freight cars used by other railways.

This decrease was partially offset by greater usage of pooled freight cars.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $203 million in the third quarter of 2021, an increase of $8 million, or 4%, from $195 million in the same period of 2020. This increase was primarily due to a higher depreciable asset base, partially offset by the favourable impact of the change in FX of $3 million.

Depreciation and amortization expense was $605 million in the first nine months of 2021, an increase of $23 million, or 4%, from $582 million in the same period of 2020. This increase was primarily due to a higher depreciable asset base, partially offset by the favourable impact of the change in FX of $12 million.

Purchased Services and Other

For the three months ended September 30 (in millions of Canadian dollars)	2021	2020	Total Change	% Change
Support and facilities	$80	$68	$12	18
Track and operations	66	65	1	2
Intermodal	50	51	(1)	(2)
Equipment	26	27	(1)	(4)
Casualty	42	31	11	35
Property taxes	30	28	2	7
Other	17	5	12	240
Land sales	(8)	—	(8)	—
Total Purchased services and other	$303	$275	$28	10

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $303 million in the third quarter of 2021, an increase of $28 million from $275 million in the same period of 2020. This increase was primarily due to:
•the acquisition-related expenses of $15 million related to the pending KCS transaction, reported in Other;
•higher expenses of $11 million primarily due to the third party claims reported in Casualty;
•expenses due to the wildfire response in British Columbia, reported in Support and Facilities, and Track and operations; and
•cost inflation.

This increase was partially offset by:
•a gain on sale of land in British Columbia of $7 million;
•the favourable impact of the change in FX of $6 million; and
•lower variable expenses from lower volumes, reported in Intermodal and Track and operations.

For the nine months ended September 30 (in millions of Canadian dollars)	2021	2020	Total Change	% Change
Support and facilities	$214	$198	$16	8
Track and operations	204	210	(6)	(3)
Intermodal	154	154	—	—
Equipment	80	85	(5)	(6)
Casualty	101	100	1	1
Property taxes	98	95	3	3
Other	148	15	133	887
Land sales	(67)	(4)	(63)	1,575
Total Purchased services and other	$932	$853	$79	9

Purchased services and other expense was $932 million in the first nine months of 2021, an increase of $79 million, or 9%, from $853 million in the same period of 2020. This increase was primarily due to:
•the acquisition-related expenses of $147 million related to the pending KCS transaction, reported in Other;
•cost inflation;
•expenses due to the wildfire response in British Columbia, reported in Support and facilities, and Track and operations; and
•higher variable expenses from higher volumes, reported in Intermodal, Track and operations, and Equipment;

This increase was partially offset by:
•a gain on the exchange of property and construction easements in Chicago of $50 million and gains on sale of land in British Columbia of $16 million;
•the favourable impact of the change in FX of $27 million;
•a $16 million legal claim recovery, reported in Other; and
•a $7 million arbitration settlement, reported in Track and operations.

Other Income Statement Items
Other Expense (Income)

Other expense (income) consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $124 million in the third quarter of 2021, a change of $160 million, or 444%, compared to other income of $36 million in the same period of 2020. This change was primarily due to an FX translation loss on U.S. dollar-denominated debt and lease liabilities of $46 million, compared to an FX translation gain of $40 million in the same period of 2020, as well as acquisition-related expenses of $83 million which include losses on interest rate hedges of $111 million, gains on FX hedges of $30 million, and bridge facility fees of $2 million. This was partially offset by FX gains on cash and working capital of $7 million, compared to FX losses of $2 million in the same period of 2020.

Other expense was $253 million in the first nine months of 2021, an increase of $164 million, or 184%, from $89 million in the same period of 2020. This increase is primarily due to acquisition-related expenses of $295 million which include losses on interest rate hedges of $261 million, bridge facility and backstop revolver fees of $47 million, and gains on FX hedges of $13 million. This increase is partially offset by an FX translation gain on U.S. dollar-denominated debt and lease liabilities of $39 million, compared to an FX translation loss of $89 million in the same period of 2020.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Merger Termination Fee

On May 21, 2021, KCS terminated the Original Merger Agreement with CP to enter into a definitive agreement with CN. At the same time and in accordance with the terms of the Original Merger Agreement, KCS paid CP a termination fee of $845 million (U.S. $700 million). This amount is reported as "Merger termination fee" in the Company's Interim Consolidated Statements of Income for the first nine months of 2021. No similar items were received in the same period of 2020.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligations, expected return on fund assets, recognized net actuarial losses, and amortization of prior service costs. Other components of net periodic benefit recovery was $95 million in the third quarter of 2021, an increase of $9 million or 10%, compared to $86 million in the same period of 2020. This increase was primarily due to a decrease in the interest cost on the benefit obligation of $14 million and an increase in expected return on fund assets of $4 million, partially offset by an increase in recognized net actuarial losses of $8 million.

Other components of net periodic benefit recovery was $286 million in the first nine months of 2021, an increase of $29 million or 11%, compared to $257 million in the same period of 2020. This increase was primarily due to a decrease in the interest cost on the benefit obligation of $42 million and an increase in expected return on fund assets of $11 million, partially offset by an increase in recognized net actuarial losses of $23 million.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $104 million in the third quarter of 2021, a decrease of $10 million, or 9%, from $114 million in the same period of 2020. This decrease was primarily due to:
•the favourable impact of the change in FX rates of $5 million;
•a decrease in debt levels of $3 million; and
•a reduction in interest related to long-term debt of $2 million as the result of a lower effective interest rate.

Net interest expense was $315 million in the first nine months of 2021, a decrease of $31 million, or 9%, from $346 million in the same period of 2020. This decrease was primarily due to:
•the favourable impact of the change in FX rates of $24 million;
•a reduction in interest related to long-term debt of $8 million as the result of a lower effective interest rate; and
•higher interest income of $4 million.

This was partially offset by the unfavourable impact of an increase in debt levels of $4 million.

Income Tax Expense

Income tax expense was $169 million in the third quarter of 2021, a decrease of $20 million, or 11%, from $189 million in the same period of 2020. The decrease was primarily due to tax recoveries on acquisition-related costs associated with the pending KCS transaction and a lower effective tax rate.

Income tax expense was $617 million in the first nine months of 2021, an increase of $54 million, or 10%, from $563 million in the same period of 2020. The increase was primarily a result of higher taxable earnings due to the $845 million (U.S. $700 million) merger termination payment received in connection with KCS's termination of the Original Merger Agreement, partially offset by acquisition-related costs associated with the pending KCS transaction and a lower effective tax rate.

The effective tax rate in the third quarter of 2021, including discrete items, was 26.36% compared to 23.97% in the same period of 2020. The effective tax rate in the first nine months of 2021, including discrete items, was 21.00% compared to 25.52% in the same period of 2020. The effective tax rate in the third quarter and first nine months of 2021, excluding discrete items, was 24.60% compared to 25.00% for the same periods in 2020. The decrease in the effective tax rates, excluding discrete items, was primarily due to the decrease in Alberta's corporate tax rate and a lower North Dakota tax rate.

The Company expects an annualized effective tax rate in 2021 of 24.60%. The Company’s 2021 outlook for its effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company believes adequate amounts of Cash and cash equivalents are available in the normal course of business to provide for ongoing operations, including the obligations identified in the tables in Contractual Commitments of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, CP believes that its existing sources of liquidity, including the new 364-day bridge facility described below, along with anticipated long-term financing will be sufficient to fund the pending KCS transaction. The Company is not aware of any trends or expected fluctuations in the Company's liquidity that would create any deficiencies. The Company's primary sources of liquidity include its cash and cash equivalents, its commercial paper program, its bilateral letter of credit facilities, its term credit facility, and its revolving credit facility.

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

During the third quarter of 2021, the Company obtained commitments for a new 364-day senior unsecured facility (the "bridge facility") in the amount of U.S. $8.5 billion to bridge debt financing required to fund a portion of the cash component of the pending KCS transaction. Based on the Exchange Ratio, the Company plans to issue approximately 262 million new Common Shares to fund the share consideration portion of the pending KCS transaction. The Exchange Ratio is fixed and will not be adjusted for fluctuations in the market price of the Company's Common Shares or KCS common stock between the date of the Merger Agreement and closing of the pending KCS transaction.

As at September 30, 2021, the Company had $210 million of Cash and cash equivalents compared to $147 million at December 31, 2020.

As at September 30, 2021, the Company's revolving credit facility was undrawn, unchanged from December 31, 2020 from a total available amount of U.S. $1.3 billion. Effective April 9, 2021, the Company amended its revolving credit facility to modify certain provisions relating to the calculation of the financial covenant ratio in its revolving credit facility. In addition, effective September 24, 2021, the Company entered into an amendment to extend the two-year tranche and the five-year tranche of its revolving credit facility to September 27, 2023 and September 27, 2026, respectively. Effective September 29, 2021, the Company entered into a further amendment to its revolving credit facility in order to provide financial covenant flexibility for the anticipated acquisition financing pertaining to the pending KCS transaction, which is in place for a two-year period from the date the transaction closes. Effective September 15, 2021, the Company entered into a U.S. $500 million unsecured non-revolving term credit facility with an initial maturity date of March 15, 2022. As at September 30, 2021, the unsecured non-revolving term credit facility was fully drawn. The credit facility agreements require the Company to maintain a financial covenant. As at September 30, 2021, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenants.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at September 30, 2021, there was U.S. $565 million commercial paper borrowings outstanding, compared to U.S. $644 million as at December 31, 2020.

As at September 30, 2021, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $59 million from a total available amount of $300 million, compared to $59 million from a total available amount of $300 million as at December 31, 2020. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at September 30, 2021 and December 31, 2020, the Company did not have any collateral posted on its bilateral letter of credit facilities.

The following discussion of operating, investing, and financing activities describes the Company’s indicators of liquidity and capital resources.

Operating Activities

Cash provided by operating activities was $548 million in the third quarter of 2021, an increase of $55 million, or 11%, compared to $493 million in the same period of 2020. This increase was primarily due to a favourable change in working capital.

Cash provided by operating activities was $3,084 million in the first nine months of 2021, an increase of $1,267 million, or 70%, compared to $1,817 million in the same period of 2020. This increase was primarily due to a favourable change in working capital driven by acquisition-related payables as well as higher cash generating income as a result of the $845 million merger termination payment received from KCS in the second quarter of 2021.

Investing Activities

Cash used in investing activities was $2,129 million in the third quarter of 2021, an increase of $1,646 million, or 341%, compared to $483 million in the same period of 2020. Cash used in investing activities was $2,820 million in the first nine months of 2021, an increase of $1,507 million, or 115%, compared to $1,313 million in the same period of 2020. These increases were primarily due to the cash payment made to KCS in the third quarter of 2021, partially offset by lower capital spending compared to the same period of 2020.

Free Cash

CP generated positive Free cash of $203 million in the third quarter of 2021, an increase of $197 million, or 3,283%, from $6 million in the same period of 2020. For the first nine months of 2021, CP generated positive Free cash of $1,245 million, an increase of $748 million, or 151%, from $497 million in the same period of 2020. These increases were primarily due to an increase in cash provided by operating activities as well as lower capital additions and higher proceeds from the sale of properties during 2021 compared to the same period of 2020.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash provided by financing activities was $902 million in the third quarter of 2021, a change of $1,002 million, or 1,002%, compared to cash used in financing activities of $100 million in the same period of 2020. This change was primarily due to an increase in short-term borrowings, including commercial paper and the term loan, and a pause on payments to buy back shares under the Company's share repurchase program due to the pending KCS transaction during the three months ended September 30, 2021. This was partially offset by higher debt repayments including the repayment of U.S. $250 million 9.450% debentures in the three months ended September 30, 2021.

Cash used in financing activities was $194 million in the first nine months of 2021, a decrease of $272 million, or 58%, compared to $466 million in the same period of 2020. This decrease was primarily due to a pause on payments to buy back shares under the Company's share repurchase program due to the pending KCS transaction, an increase in short-term borrowings, and lower repayments of commercial paper during the nine months ended September 30, 2021. This was partially offset by the issuances of U.S. $500 million 2.050% notes due March 5, 2030 and $300 million 3.050% notes due March 9, 2050 during the first nine months of 2020, higher debt repayments including the repayment of U.S. $250 million 9.450% debentures at maturity, acquisition-related financing fees, and an increase in dividends paid during the nine months ended September 30, 2021.

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

As at September 30, 2021, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2020. During the first quarter of 2021, Moody's Investor Service ("Moody's") downgraded CP's credit rating to Baa2 from Baa1 due to the announcement of the pending KCS transaction.

Credit ratings as at September 30, 2021(1)

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

Financial Ratios

The Long-term debt to Net income ratio for the twelve months ended September 30, 2021 and September 30, 2020 was 3.2 and 4.2, respectively. This decrease was primarily due to a higher Net income, partially offset by higher debt balance for the twelve months ended September 30, 2021.

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended September 30, 2021 and September 30, 2020 was 2.4 and 2.5, respectively. The decrease as at September 30,

2021 was primarily due to an increase in Adjusted EBITDA, partially offset by a higher Adjusted net debt as of September 30, 2020. The Adjusted net debt to Adjusted EBITDA ratio is a Non-GAAP measure, which is defined and reconciled from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5. The pending KCS transaction and the anticipated issuance of debt securities in connection with the pending transaction is expected to temporarily increase the Adjusted net debt to Adjusted EBITDA ratio to approximately 3.9 in 2021. CP plans to repay a portion of the financing in connection with the pending KCS transaction as well as maturing long-term debt, and expects to return back to its target range approximately 24 months after the pending KCS transaction closes into the voting trust.

Although CP has provided a target Non-GAAP measure (Adjusted net debt to Adjusted EBITDA ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted net debt to Adjusted EBITDA ratio to the most comparable GAAP measure (Long-term debt to Net income ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs (including legal, consulting, and financing fees and fair value gain or loss on FX forward contracts and interest rate hedges), the merger termination payment received, changes in income tax rates, and a change to an uncertain tax item. These or other similar, large unforeseen transactions affect Net income but may be excluded from CP’s Adjusted EBITDA. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted EBITDA. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities, interest and taxes from Adjusted EBITDA. Please see Forward-Looking Statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

As at September 30, 2021, CPRC had $7,135 million principal amount of debt securities outstanding due through 2115, and $44 million in perpetual 4% consolidated debenture stock, for all of which CPRL is the guarantor.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the nine months ended September 30, 2021	For the year ended December 31, 2020
Total revenues	$4,435	$5,797
Total operating expenses	2,800	3,263
Operating income(1)	1,635	2,534
Less: Other(2)	(539)	127
Income before income tax expense	2,174	2,407
Net income	$1,716	$1,792
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the nine months ended September 30, 2021 and for the year ended December 31, 2020 of $329 million and $435 million, respectively.
(2)Includes Other expense (income), Merger termination fee, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at September 30, 2021	As at December 31, 2020
Assets
Current assets	$1,079	$907
Properties	11,279	10,865
Other non-current assets	3,203	1,151

Liabilities
Current liabilities	$3,312	$2,290
Long-term debt	8,032	8,585
Other non-current liabilities	3,129	2,981

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPRL have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the nine months ended September 30, 2021	For the year ended December 31, 2020
Dividend income from non-guarantor subsidiaries	$292	$163
Capital contributions to non-guarantor subsidiaries	(134)	—
Redemption of shares by non-guarantor subsidiaries	1,370	198

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at September 30, 2021	As at December 31, 2020
Assets
Accounts receivable, intercompany	$193	$327
Short-term advances to affiliates	61	20
Long-term advances to affiliates	10	9

Liabilities
Accounts payable, intercompany	$183	$179
Short-term advances from affiliates	2,587	3,658
Long-term advances from affiliates	82	82

Share Capital

At October 19, 2021, the latest practicable date, there were 666,964,525 Common Shares and no preferred shares issued and outstanding, which consists of 13,737 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Options issued prior to the share split described in the Executive Summary now each provide rights over five shares. For consistency, all number of options presented herein are shown on the basis of the number of shares subject to the options. At October 19, 2021, 7,479,714 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 3,319,041 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Non-GAAP Performance Measures

The Company uses adjusted earnings results including Adjusted income, Adjusted diluted earnings per share, Adjusted operating income and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. These Non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs (including legal, consulting, and financing fees and fair value gain or loss on FX forward contracts and interest rate hedges), the merger termination payment received, the FX impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), discrete tax items, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first nine months of 2021, there were three significant items included in Net income as follows:
•acquisition-related costs of $442 million in connection with the pending KCS transaction ($343 million after current taxes of $94 million and deferred taxes of $5 million), including an expense of $147 million recognized in Purchased services and other and $295 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 51 cents as follows:
–in the third quarter, acquisition-related costs of $98 million ($80 million after current tax recovery of $61 million net of deferred tax expense of $43 million), including an expense of $15 million recognized in Purchased services and other and $83 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 12 cents;
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
•merger termination payment received of $845 million ($748 million after current taxes) in connection with KCS's termination of the Original Merger Agreement dated March 21, 2021 effective May 21, 2021, that favourably impacted Diluted EPS by $1.11; and
•a non-cash gain of $39 million ($34 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 5 cents as follows:
–In the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 6 cents; and
–in the second quarter, a $52 million gain ($45 million after deferred tax) that favourably impacted Diluted EPS by 7 cents; and
–in the first quarter, a $33 million gain ($29 million after deferred tax) that favourably impacted Diluted EPS by 4 cents.

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

In the three months ended December 31, 2019, there were two significant items included in Net income as follows:
•a deferred tax expense of $24 million as a result of a provision for an uncertain tax item of a prior period that unfavourably impacted Diluted EPS by 3 cents; and
•a $37 million non-cash gain ($32 million after deferred tax) due to FX translation of debt that favourably impacted Diluted EPS by 4 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the three months ended September 30		For the nine months ended September 30		For the twelve months ended December 31
(in millions of Canadian dollars)	2021	2020	2021	2020	2020
Net income as reported	$472	$598	$2,320	$1,642	$2,444
Less significant items (pre-tax):
Acquisition-related costs	(98)	—	(442)	—	—
Merger termination fee	—	—	845	—	—
Impact of FX translation (loss) gain on debt and lease liabilities	(46)	40	39	(89)	14
Add:
Tax effect of adjustments(1)	(24)	2	3	(11)	2
Income tax rate changes	—	—	—	—	(29)
Adjusted income	$592	$560	$1,881	$1,720	$2,403
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 16.88% and 0.68% for the three and nine months ended September 30, 2021, respectively, 4.82% and 12.15% for the three and nine months ended September 30, 2020, respectively, and 13.58% for the twelve months ended December 31, 2020. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the three months ended September 30		For the nine months ended September 30		For the twelve months ended December 31
	2021	2020	2021	2020	2020
Diluted earnings per share as reported	$0.70	$0.88	$3.46	$2.41	$3.59
Less significant items (pre-tax):
Acquisition-related costs	(0.15)	—	(0.66)	—	—
Merger termination fee	—	—	1.26	—	—
Impact of FX translation (loss) gain on debt and lease liabilities	(0.07)	0.06	0.06	(0.13)	0.02
Add:
Tax effect of adjustments(1)	(0.04)	—	0.01	(0.02)	—
Income tax rate changes	—	—	—	—	(0.04)
Adjusted diluted earnings per share	$0.88	$0.82	$2.81	$2.52	$3.53
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 16.88% and 0.68% for the three and nine months ended September 30, 2021, respectively, 4.82% and 12.15% for the three and nine months ended September 30, 2020, respectively, and 13.58% for the twelve months ended December 31, 2020. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Operating income as reported	$774	$779	$2,374	$2,383
Less significant item:
Acquisition-related costs	(15)	—	(147)	—
Adjusted operating income	$789	$779	$2,521	$2,383

Adjusted operating ratio excludes those significant items that are reported within operating income.

	For the three months ended September 30		For the nine months ended September 30
	2021	2020	2021	2020
Operating ratio as reported	60.2%	58.2%	60.1%	58.2%
Less significant item:
Acquisition-related costs	0.8%	—%	2.4%	—%
Adjusted operating ratio	59.4%	58.2%	57.7%	58.2%

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

Calculation of Return on average shareholders' equity

	For the twelve months ended September 30
(in millions of Canadian dollars, except for percentages)	2021	2020
Net income as reported	$3,122	$2,306
Average shareholders' equity	$8,524	$7,397
Return on average shareholders' equity	36.6%	31.2%

Reconciliation of Net income to Adjusted return

	For the twelve months ended September 30
(in millions of Canadian dollars)	2021	2020
Net income as reported	$3,122	$2,306
Add:
Net interest expense	427	458
Tax on interest(1)	(104)	(114)
Significant items (pre-tax):
Acquisition-related costs	442	—
Merger termination fee	(845)	—
Impact of FX translation (gain) loss on debt and lease liabilities	(142)	52
Tax on significant items(2)	16	(6)
Income tax rate changes	(29)	—
Provision for uncertain tax item	—	24
Adjusted return	$2,887	$2,720
(1)Tax was calculated at the adjusted annualized effective tax rate of 24.34% and 24.67% for the twelve months ended September 30, 2021 and 2020, respectively.
(2)Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 2.57% and 11.22% for the twelve months ended September 30, 2021 and 2020, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the twelve months ended September 30
(in millions of Canadian dollars)	2021	2020
Average shareholders' equity	$8,524	$7,397
Average Long-term debt, including long-term debt maturing within one year	9,877	9,385
	$18,401	$16,782
Less:
Significant items (pre-tax):
Acquisition-related costs	(221)	—
Merger termination fee	423	—
Tax on significant items(1)	—	—
Income tax rate changes	15	—
Provision for uncertain tax item	—	(12)
Adjusted average invested capital	$18,184	$16,794
(1) Tax was calculated at the pre-tax effect of the adjustment multiplied by the applicable tax rate of 0.51% for the twelve months ended September 30, 2021. The applicable tax rate reflects the taxable jurisdiction and nature, being on account of capital or income, of the significant item.

Calculation of Adjusted ROIC

	For the twelve months ended September 30
(in millions of Canadian dollars, except for percentages)	2021	2020
Adjusted return	$2,887	$2,720
Adjusted average invested capital	$18,184	$16,794
Adjusted ROIC	15.9%	16.2%

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations, the acquisition-related transaction costs paid in cash, the merger termination payment received and the payment to KCS related to the pending KCS transaction, and the acquisition of Central Maine & Québec Railway ("CMQ"). Free cash is a measure that management considers to be a valuable indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash to satisfy debt obligations and discretionary activities such as dividends, share repurchase programs, and other strategic opportunities. The acquisition-related transaction costs paid in cash and the merger termination payment received related to the pending KCS transaction are not indicative of operating trends and have been excluded from Free cash. The payment to KCS and the acquisition of CMQ are not indicative of investment trends and have also been excluded from Free cash. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2021	2020	2021	2020
Cash provided by operating activities	$548	$493	$3,084	$1,817
Cash used in investing activities	(2,129)	(483)	(2,820)	(1,313)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	10	(4)	6	12
Less:
Acquisition-related costs	(1)	—	(47)	—
Merger termination fee	—	—	845	—
Payment to Kansas City Southern	(1,773)	—	(1,773)	—
Investment in Central Maine and Québec Railway	—	—	—	19
Free cash	$203	$6	$1,245	$497

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

	For the three months ended September 30
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Freight revenues by line of business
Grain	$352	$457	$(11)	$446	(21)
Coal	158	130	(1)	129	22
Potash	113	132	(3)	129	(12)
Fertilizers and sulphur	72	65	(3)	62	16
Forest products	89	85	(4)	81	10
Energy, chemicals and plastics	392	321	(12)	309	27
Metals, minerals and consumer products	196	152	(7)	145	35
Automotive	83	94	(4)	90	(8)
Intermodal	441	385	(5)	380	16
Freight revenues	1,896	1,821	(50)	1,771	7
Non-freight revenues	46	42	—	42	10
Total revenues	$1,942	$1,863	$(50)	$1,813	7

	For the nine months ended September 30
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Freight revenues by line of business
Grain	$1,244	$1,321	$(41)	$1,280	(3)
Coal	491	411	(4)	407	21
Potash	348	390	(14)	376	(7)
Fertilizers and sulphur	227	212	(12)	200	14
Forest products	259	244	(15)	229	13
Energy, chemicals and plastics	1,149	1,153	(47)	1,106	4
Metals, minerals and consumer products	535	474	(27)	447	20
Automotive	289	215	(12)	203	42
Intermodal	1,280	1,153	(23)	1,130	13
Freight revenues	5,822	5,573	(195)	5,378	8
Non-freight revenues	133	125	(1)	124	7
Total revenues	$5,955	$5,698	$(196)	$5,502	8

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended September 30
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Compensation and benefits	$381	$382	$(7)	$375	2
Fuel	199	140	(6)	134	49
Materials	51	53	—	53	(4)
Equipment rents	31	39	(2)	37	(16)
Depreciation and amortization	203	195	(3)	192	6
Purchased services and other	303	275	(6)	269	13
Total operating expenses	$1,168	$1,084	$(24)	$1,060	10

	For the nine months ended September 30
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Variance due to FX	FX Adjusted 2020	FX Adjusted % Change
Compensation and benefits	$1,165	$1,127	$(24)	$1,103	6
Fuel	623	483	(25)	458	36
Materials	164	162	(3)	159	3
Equipment rents	92	108	(7)	101	(9)
Depreciation and amortization	605	582	(12)	570	6
Purchased services and other	932	853	(27)	826	13
Total operating expenses	$3,581	$3,315	$(98)	$3,217	11

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

Calculation of Long-term Debt to Net Income Ratio

(in millions of Canadian dollars, except for ratios)	2021	2020
Long-term debt including long-term debt maturing within one year as at September 30	$9,968	$9,786
Net income for the twelve months ended September 30	$3,122	$2,306
Long-term debt to Net income ratio	3.2	4.2

Reconciliation of Long-term Debt to Adjusted Net Debt

Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year, and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating lease liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents.

(in millions of Canadian dollars)	2021	2020
Long-term debt including long-term debt maturing within one year as at September 30	$9,968	$9,786
Add:
Pension plans deficit(1)	323	287
Operating lease liabilities	274	325
Less:
Cash and cash equivalents	210	183
Adjusted net debt as at September 30	$10,355	$10,215
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

	For the twelve months ended September 30
(in millions of Canadian dollars)	2021	2020
Net income as reported	$3,122	$2,306
Add:
Net interest expense	427	458
Income tax expense	812	795
EBIT	4,361	3,559
Less significant items (pre-tax):
Acquisition-related costs	(442)	—
Merger termination fee	845	—
Impact of FX translation gain (loss) on debt and lease liabilities	142	(52)
Adjusted EBIT	3,816	3,611
Add:
Operating lease expense	71	79
Depreciation and amortization	802	760
Less:
Other components of net periodic benefit recovery	371	344
Adjusted EBITDA	$4,318	$4,106

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions of Canadian dollars, except for ratios)	2021	2020
Adjusted net debt as at September 30	$10,355	$10,215
Adjusted EBITDA for the twelve months ended September 30	$4,318	$4,106
Adjusted net debt to Adjusted EBITDA ratio	2.4	2.5

Off-Balance Sheet Arrangements

Guarantees

As at September 30, 2021, the Company had residual value guarantees on operating lease commitments of $1 million. The maximum amount that could be payable under these and all of the Company’s other guarantees cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under certain guarantees could be recoverable from other parties or through insurance. The Company accrues for all guarantees that it expects to pay. As at September 30, 2021, these accruals amounted to $18 million (December 31, 2020 - $18 million).

Contractual Commitments

The following table indicates the Company’s obligations and commitments to make future payments for contracts such as debt, leases, and commercial arrangements as at September 30, 2021.

Payments due by period (in millions of Canadian dollars)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Contractual commitments
Interest on long-term debt and finance leases	$10,516	$63	$763	$692	$8,998
Long-term debt	9,909	728	1,583	975	6,623
Finance leases	143	2	112	15	14
Operating leases	305	12	121	80	92
Supplier purchases	1,688	208	1,195	97	188
Other long-term liabilities(1)	457	16	102	99	240
Total contractual commitments	$23,018	$1,029	$3,876	$1,958	$16,155
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

Capital Commitments

The Company remains committed to maintaining the current high level of quality of our capital assets in pursuing sustainable growth. As part of this commitment, CP has entered into contracts with suppliers to make various capital purchases related primarily to track and rolling stock programs. Payments for these commitments are due in 2021 through 2032. These expenditures are expected to be financed by cash generated from operations or by issuing new debt.

The following table outlines the Company’s commitments to make future payments for letters of credit and capital expenditures as at September 30, 2021:

Payments due by period (in millions of Canadian dollars)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Certain other financial commitments
Letters of credit	$59	$46	$13	$—	$—
Capital commitments	495	83	308	46	58
Total certain other financial commitments	$554	$129	$321	$46	$58

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

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; the satisfaction by third parties of their obligations to the Company; the anticipated impacts of the COVID-19 pandemic on the Company’s business, operating results, cash flows and/or financial condition; and plans to reduce GHG emissions. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Specifically with respect to GHG emissions, we can provide no assurance that CP's plans to reduce GHG emissions per our commitments and aspirations will be viable or successful. The primary risks associated with achieving these commitments could include but are not limited to (a) future investments in and the availability of carbon emissions-reduction tools and technologies, (b) CP’s ability to work with governments and third parties to mitigate the impacts of climate change, (c) domestic and international economic conditions, including exchange rates, (d) the effects of competition and regulation, (e) uncertainties in the financial markets, (f) capital spending, (g) actions of vendors, (h) the willingness of customers to acquire our services, (i) cost of network expansion, maintenance and retrofits, and (j) physical impact of climate change on our business. The commitments are subject to the successful implementation of the actions and plans outlined in the Climate Strategy as well as the accuracy of the assumptions in the science-based methodology used to calculate these targets.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies and strategic opportunities; general Canadian, U.S., Mexican and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures, including competition from other rail carriers, trucking companies and maritime shippers in Canada, the U.S. and Mexico; North American and global economic growth; industry capacity; shifts in market demand; changes in commodity prices and commodity demand; uncertainty surrounding timing and volumes of commodities being shipped via CP; inflation; geopolitical instability; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption in fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; sufficiency of budgeted capital expenditures in carrying out business plans; services and infrastructure; the satisfaction by third parties of their obligations; currency and interest rate fluctuations; exchange rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; the effects of current and future multinational trade agreements on the level of trade among Canada, the U.S. and Mexico; climate change and the market and regulatory responses to climate change; ability to achieve commitments and aspirations relating to reducing GHG emissions and other climate-related objectives; anticipated in-service dates; success of hedging activities; operational performance and reliability; customer, shareholder, regulatory and other stakeholder approvals and support; regulatory and legislative decisions and actions; the adverse impact of any termination or revocation by the Mexican government of Kansas City Southern de México, S.A. de C.V.’s Concession; public opinion; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions, including the availability of short and long-term financing; the pandemic created by the outbreak of COVID-19 and its variants, and resulting effects on economic conditions, the demand environment for logistics requirements and energy prices, restrictions imposed by public health authorities or governments, fiscal and monetary policy responses by governments and financial institutions, and disruptions to global supply chains; the timing and completion of the pending KCS transaction, including receipt of regulatory and shareholder approvals and the satisfaction of other conditions precedent; interloper risk to the pending KCS transaction; the realization of anticipated benefits and synergies of the transaction and the timing thereof; the success of integration plans for KCS; the focus of management time and attention on the pending KCS transaction and other disruptions arising from the transaction; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; potential changes in CP’s share price which may negatively impact the value of consideration offered to KCS stockholders; and the ability of the management of CP, its subsidiaries and affiliates to execute key priorities, including those in connection with the pending KCS transaction. The foregoing list of factors is not exhaustive. There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2020 Annual Report on Form 10-K. Additionally, specific risk factors related to pending KCS transaction are included in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

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

CP uses U.S. dollar-denominated long-term debt to hedge its net investment in U.S. operations. As at September 30, 2021, the net investment in U.S. operations is less than the total U.S. dollar-denominated long-term debt. Consequently, FX translation on the Company’s undesignated debt and lease liabilities causes additional impacts on earnings in Other expense (income). For further information on the net investment hedge, please refer to Financial Statements, Note 17 Financial instruments of CP's 2020 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

Based on information available at September 30, 2021, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $2.4 million to $2.7 million (2020 - approximately $2.0 million to $2.8 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index and to Class I railways which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 15 Stock-based compensation.

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose CP to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at September 30, 2021, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, CP may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. CP may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of September 30, 2021 would result in an increase of approximately $1.3 billion to the fair value of the Company's debt as at September 30, 2021 (2020 - approximately $1.5 billion). Fair values of CP’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

As at September 30, 2021, the Company had forward starting swap and bond lock agreements totalling a notional U.S. $2.4 billion and $600 million, respectively, to fix the benchmark rate on cash flows associated with forecasted issuances of long-term notes (2020 - $nil). A hypothetical one basis point change in interest rates as of September 30, 2021 would result in a change in unrealized gains or losses of approximately $6 million.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 12 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2021, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The announcement and pendency of the transaction could have an adverse effect on the Company’s businesses, results of operations, financial condition, cash flows or the market value of the Company’s common stock and debt securities. The announcement and pendency of the transaction could disrupt the Company’s businesses, and uncertainty about the effect of the transaction may have an adverse effect on the Company or the combined company following the transaction. The attention of the Company’s management may be directed towards the completion of the transaction including obtaining regulatory approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of the Company and matters related to the transaction may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company. Additionally, the Merger Agreement requires the Company to obtain KCS’s consent prior to taking certain specified actions while the transaction is pending. These restrictions may prevent the Company and KCS from pursuing otherwise attractive business opportunities prior to the consummation of the transaction. Further, the transaction may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the transaction. In addition, the Company has incurred, and expects to incur additional, material non-recurring expenses in connection with the transaction and consummation of the transactions contemplated by the Merger Agreement. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company and the market value of the Company’s common stock.

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

Consummation of the transaction will result in the Company incurring substantial indebtedness, which may pose risks and/or intensify existing risks. In connection with the transaction, the Company expects to incur approximately U.S. $12.3 billion of additional indebtedness relative to debt balances outstanding as at September 30, 2021, as a result of obtaining financing to complete the transaction and refinancing of debt assumed in the transaction as required. In addition, in connection with the transaction, the existing indebtedness of KCS is expected to remain outstanding to the extent the transaction closes into the voting trust.

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

The agreements that will govern the indebtedness that would be incurred in connection with the transaction, if it is consummated, may contain various affirmative and negative covenants that may, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, change our line of business and/or merge or consolidate with any other person or sell or convey certain of our assets to another person. In addition, some of the agreements that will govern our new debt financings may contain financial covenants that will require us to maintain certain financial ratios. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and failure to comply with them could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP established a share repurchase program which is further described in Item 1. Financial Statements, Note 13 Shareholders' equity. As at September 30, 2021, the Company had not purchased any Common Shares under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of September 15, 2021, by and among Canadian Pacific Railway Limited, Cygnus Merger Sub 1 Corporation, Cygnus Merger Sub 2 Corporation and Kansas City Southern (incorporated by reference to Exhibit 2.1 to Canadian Pacific Railway Limited’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2021, File No. 001-01342).

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

10.1
Second Amending Agreement dated as of September 24, 2021, amending the Credit Agreement, dated September 27, 2019, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.3 to Canadian Pacific Railway Limited's Form F-4 filed with the Securities and Exchange Commission on October 1, 2021, File No. 333-259991).

10.2
Third Amending Agreement dated as of September 29, 2021, amending the Credit Agreement, dated September 27, 2019, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.4 to Canadian Pacific Railway Limited's Form F-4 filed with the Securities and Exchange Commission on October 1, 2021, File No. 333-259991).

10.3
Credit Agreement, dated as of September 15, 2021, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.5 to Canadian Pacific Railway Limited's Form F-4 filed with the Securities and Exchange Commission on October 1, 2021, File No. 333-259991).

10.4* **	Amendment Number 17, effective January 1, 2022, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009.
22.1*	List of Issuers and Guarantor Subsidiaries
31.1*	CEO Rule 13a-14(a) Certifications
31.2*	CFO Rule 13a-14(a) Certifications
32.1*	CEO Section 1350 Certifications
32.2*	CFO Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and first nine months ended September 30, 2021 and 2020; (ii) the Interim Consolidated Statements of Comprehensive Income for the third quarters and first nine months ended September 30, 2021 and 2020; (iii) the Interim Consolidated Balance Sheets at September 30, 2021, and December 31, 2020; (iv) the Interim Consolidated Statements of Cash Flows for the third quarters and first nine months ended September 30, 2021 and 2020; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the third quarters and first nine months ended September 30, 2021 and 2020; and (vi) the Notes to Interim Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this Quarterly Report on Form 10-Q
** Management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ NADEEM VELANI
Nadeem Velani
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

Date: October 20, 2021