Form 10-K
period 2021-12-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2022-02-23
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2021
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

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, in U.S. dollars, was $51,279,545,149, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

As of the close of business on February 22, 2022, there were 929,712,071 shares of the registrant's common shares outstanding.

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

1 CP 2021 ANNUAL REPORT

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-K TABLE OF CONTENTS

CP 2021 ANNUAL REPORT 2
PART I

3 CP 2021 ANNUAL REPORT

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

Business Developments
KCS transaction
On March 21, 2021, CP announced that it entered into an Agreement and Plan of Merger (the "Original Merger Agreement") with Kansas City Southern ("KCS"), under which CP agreed to acquire KCS in a stock and cash transaction. KCS is a U.S. Class I railway with approximately 7,100 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all Class I railways, and primarily moves

CP 2021 ANNUAL REPORT 4
Chemical and petroleum, Industrial and consumer products, Agriculture and minerals, Energy, Intermodal and Automotive. KCS is connected to the CP network at Kansas City.

On May 21, 2021, KCS terminated the Original Merger Agreement in order to enter into a merger agreement with Canadian National Railway ("CN") (the "CN Merger Agreement"). As a result, and under the terms of the Original Merger Agreement, KCS concurrently paid a merger termination fee of $845 million (U.S. $700 million) to the Company.

On August 10, 2021, CP submitted a proposal to acquire KCS in a stock and cash transaction representing an enterprise value of approximately U.S. $31 billion, based on the CP closing price on August 9, 2021, which included the assumption of U.S. $3.8 billion of outstanding KCS debt. The terms of the proposal were very similar in nearly every respect to those in the Original Merger Agreement, except for an increase in the share exchange ratio from 2.445 to 2.884. Following the United States Surface Transportation Board's ("STB") decision on August 31, 2021 to refuse CN and KCS's joint motion for voting trust approval in respect of the CN Merger Agreement, and after renewed negotiations with CP, KCS's Board of Directors deemed CP's proposal a "Company Superior Proposal", as defined in the CN Merger Agreement, and terminated the CN Merger Agreement.

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

On December 14, 2021, following approval of the transaction by the shareholders of both the Company and KCS, receipt of Mexican regulatory approvals, and satisfaction or waiver of customary closing conditions and pursuant to the terms set forth in the Merger Agreement, the acquisition of KCS was consummated and all outstanding stock of KCS was deposited into a voting trust and held by a single trustee as trust stock. KCS's management and Board of Directors will continue to steward KCS while it is in trust, pursuing its independent business plan and growth strategies. The STB review of CP's proposed control of KCS while KCS is in the voting trust is expected to be completed in the fourth quarter of 2022. Under the terms of the Merger Agreement, the Company issued 262.6 million Common Shares to existing KCS common stockholders at the exchange ratio of 2.884 Common Shares per share of KCS common stock and paid cash consideration to existing KCS stockholders of U.S. $90 per share of KCS common stock held and U.S. $37.50 per share of KCS preferred stock held for a total of approximately $10.5 billion (U.S. $8.2 billion). Share consideration, cash consideration, and the above described payments to KCS totaled approximately $36 billion (U.S. $28 billion). For additional information regarding this acquisition, refer to Item 8. Financial Statements and Supplementary Data, Note 11 Business acquisitions.

Upon obtaining control approval from the STB and other remaining approvals of regulatory authorities, the two companies will be combined. Mr. Creel will serve as the Chief Executive Officer of the combined company. The combined entity will be named Canadian Pacific Kansas City ("CPKC"). Calgary, Alberta will be the global headquarters of CPKC, and Kansas City, Missouri will be designated as the U.S. headquarters. The Mexico headquarters will remain in Mexico City and Monterrey. CP's current U.S. headquarters in Minneapolis-St. Paul, Minnesota will remain an important base of operations. Four KCS Directors may join CP's expanded Board at the appropriate time, bringing their experience and expertise in overseeing KCS's multinational operations.

The transaction will combine the two railroads to create the first rail network connecting the U.S., Mexico, and Canada and will deliver dramatically expanded market reach for customers served by CP and KCS, provide new competitive transportation service options, and support North American economic growth.

Specific risk factors related to the KCS acquisition and pending KCS business combination are included in Part I, Item 1A. Risk Factors.

COVID-19 pandemic
In 2021, CP’s Pandemic Team continued to proactively monitor guidance and orders from governments, public health authorities, and regulatory agencies. Utilizing that guidance while implementing CP protocols and safety measures, the Company safely reintegrated its employees into the workplace where permissible. The Company maintained preventative measures that serve to minimize the risk of exposure to COVID-19, including physical distancing measures, restricting employee business travel, strengthening clean workplace and face covering practices, reinforcing socially responsible sick leave recommendations, limiting visitor and third-party access to Company facilities, and continuously re-evaluating our efforts with safety as a top priority.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A. Risk Factors.

Change in Executive Officers
In August 2021, Mr. Michael Redeker retired from his position as Vice-President and Chief Information Officer. Effective July 19, 2021, CP's new Vice-President and Chief Information Officer is Ms. Pam Arpin.

5 CP 2021 ANNUAL REPORT

Other current business developments
On January 19, 2022, CP announced that, for the first time, it has been included on the Corporate Knights Global 100 Index, an annual ranking of the most sustainable corporations in the world. CP ranked 34th overall on the 2022 index and was the top performing freight transportation company evaluated globally. The Corporate Knights global ranking evaluated 6,914 companies with more than U.S. $1 billion in revenues worldwide on 23 quantitative key performance indicators, weighted to reflect each industry's impact to the overall economy. Performance indicators covered topics including percentage of "clean" revenue and "clean" investment, resource management, emissions, health and safety, diversity and workforce management.

In the fourth quarter of 2021, CP was named to the Dow Jones Sustainability North American Index ("DJSI North America") for 2021. This marked the second consecutive year CP has been listed on the DJSI North America. According to S&P, the DJSI North America comprises North American sustainability leaders as identified through the Corporate Sustainability Assessment. The index represents the top 20% of the largest 600 North American companies in the S&P Global Broad Market Index and measures corporate sustainability leaders' performance based on long-term economic, environmental and social criteria.

On July 26, 2021, CP published its first comprehensive Climate Strategy, outlining the Company's approach to drive innovative climate action and a measured response to emerging climate-related risks impacting the rail sector. The Climate Strategy outlines CP's objectives across strategic pillars, which include establishing a clear understanding of climate-related risks and opportunities; reducing greenhouse gas emissions, and adapting CP operations to the physical risks of climate change. To guide implementation of the Climate Strategy, CP has established two science-based emissions reduction targets that address 100% of CP's Scope 1 and Scope 2 emissions, and more than half of Scope 3 emissions:
•CP seeks to reduce Scope 1, 2 and 3 greenhouse gas ("GHG") emissions intensity of its locomotives by in excess of 38% by 2030 from a 2019 base year. Locomotive operations represent CP's largest source of emissions.
•To support decarbonization across all operations, CP also seeks to reduce absolute Scope 1 and Scope 2 GHG emissions from non-locomotive operations by in excess of 27% by 2030 from a 2019 base year.

Please see “Climate-Related Risks—The Company has established greenhouse gas (GHG) emission reduction targets to guide the implementation of CP's Climate Strategy. CP's inability to achieve GHG emissions reduction targets could negatively impact both our reputation and financial results” in Item 1A. Risk Factors for further discussion

Throughout 2021, CP made substantial progress implementing its Hydrogen Locomotive Program. First announced in late 2020, CP intends to develop North America’s first hydrogen-powered line-haul freight locomotive by retrofitting a diesel-powered locomotive with a combination of hydrogen fuel cells and battery technology to drive the locomotive's electric traction motors. This initiative builds on the Company's prior experience with testing low-emitting locomotive technologies and aligns with CP's Climate Strategy in seeking to develop a new generation of locomotives with the potential to produce zero GHG emissions. In the first quarter of 2021, CP announced that the Hydrogen Locomotive Program would employ Ballard's hydrogen fuel cell modules. In the fourth quarter of 2021, CP announced it will expand the scope of its Hydrogen Locomotive Program with a $15 million grant from Emissions Reduction Alberta. The grant enables CP to increase the number of hydrogen locomotive conversions in the project from one to three and add hydrogen production and fueling facilities. CP conducted a successful movement test on the first hydrogen locomotive in December 2021. As locomotives become fully operational, CP will conduct rail service trials and qualification testing to evaluate the technology's readiness for the freight-rail sector. We believe this program will create critical industry knowledge and support the growth of a global centre of excellence in hydrogen and freight rail systems in Alberta, Canada.

On April 21, 2021, the five-for-one Share Split of the issued and outstanding Common Shares was approved at the Annual and Special Meeting of Shareholders. On May 13, 2021, the Company’s shareholders of record as of May 5, 2021 received four additional Common Shares for every Common Share held. Ex-distribution trading in the Company’s Common Shares on a split-adjusted basis commenced on May 14, 2021. Proportional adjustments were also made to outstanding awards under the Company's stock-based compensation plans in order to reflect the share split. All outstanding Common Shares, stock-based compensation awards, and per share amounts herein have been retrospectively adjusted to reflect the share split.

On April 21, 2021, at the Company's Annual and Special Meeting of Shareholders, conducted virtually, all 11 director nominees were elected.

In the first quarter of 2021, CP completed the installation of the solar energy farm at its Calgary headquarters. This sustainability-driven project is one of the largest private solar farms in Alberta and is expected to generate more power than consumed annually by the main headquarters building.

In the first quarter of 2021, CP and the Illinois State Toll Highway Authority closed their transaction regarding western access at O’Hare Airport and at Bensenville Yard, CP’s principal rail facility in Chicago, Illinois. The transaction allows for the construction of a new tollway to the west side of O’Hare Airport while protecting CP’s ability to serve its customers moving freight through the critical Chicago gateway.

On March 21, 2021, CP's Board of Directors and President and CEO Keith Creel agreed on certain contract amendments to Mr. Creel's incentive compensation that are intended to see him lead the Company until at least early 2026.

CP 2021 ANNUAL REPORT 6
Prior Developments
On December 22, 2020, CP acquired full ownership of the Detroit River Tunnel Partnership ("DRTP"), which owns a 1.6-mile rail tunnel linking Windsor, Ontario, and Detroit, Michigan. The purchase price for the transaction was approximately $398 million, net of cash acquired. CP previously owned a 16.5% interest in the partnership and was its designated operator. For additional information regarding this acquisition, refer to Item 8. Financial Statements and Supplementary Data, Note 11 Business acquisitions.

In the second quarter of 2020, CP completed its previously announced acquisition of Central Maine & Quebec Railway U.S. Inc. ("CMQ U.S."). Together with the December 30, 2019 completion of the acquisition of Central Maine & Québec Railway Canada Inc. ("CMQ Canada"), the acquisition of CMQ U.S. completed CP's purchase of the entire Central Maine & Québec Railway ("CMQ") network originally announced on November 20, 2019, for approximately $174 million (U.S. $133 million). For additional information regarding this acquisition, refer to Item 8. Financial Statements and Supplementary Data, Note 11 Business acquisitions.

7 CP 2021 ANNUAL REPORT

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

Lines of Business
The Company transports freight, consisting of bulk commodities, merchandise, and intermodal traffic. Bulk commodities, which typically move in large volumes across long distances, include Grain, Coal, Potash, and Fertilizers and sulphur. Merchandise freight consists of industrial and consumer products, such as Energy, chemicals and plastics, Metals, minerals and consumer products, Automotive, and Forest products. Intermodal traffic consists largely of retail goods in overseas containers that can be transported by train, ship and truck, and in domestic containers that can be moved by train and truck.

The Company’s revenues are primarily derived from transporting freight. The following chart shows the Company's Freight revenue by each line of business in 2021, 2020 and 2019:

2021 Freight Revenues

Intermodal: 21%
Grain: 24%
Automotive: 4%
Coal: 8%
Metals, minerals & consumer products: 8%
Potash: 7%
Fertilizers & sulphur: 4%
Energy, chemicals & plastics: 20%
Forest products: 4%

Intermodal: 21%
Grain: 22%
Coal: 9%
Potash: 6%
Fertilizers & sulphur: 3%
Forest products: 4%
Energy, chemicals & plastics: 20%
Metals, minerals & consumer products: 10%
Automotive: 5%

2020 Freight Revenues	2019 Freight Revenues

CP 2021 ANNUAL REPORT 8
In 2021, the Company generated Freight revenues totalling $7,816 million ($7,541 million in 2020 and $7,613 million in 2019). The following charts compare the percentage of the Company’s total Freight revenues derived from each of the three major business lines in 2021, 2020 and 2019:

2021 Freight Revenues	2020 Freight Revenues	2019 Freight Revenues

BULK
The Company’s Bulk business represented approximately 40% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Bulk freight revenues by commodity business in 2021, 2020 and 2019:

2021 Bulk Revenues	2020 Bulk Revenues	2019 Bulk Revenues
(40% of Freight Revenues)	(43% of Freight Revenues)	(40% of Freight Revenues)

9 CP 2021 ANNUAL REPORT

Grain
The Company’s Grain business represented approximately 55% of Bulk revenues, and was 22% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Grain freight revenues generated from Canadian and U.S. shipments in 2021, 2020 and 2019:

2021 Grain Revenues	2020 Grain Revenues	2019 Grain Revenues
(55% of Bulk Revenues; 22% of Freight Revenues)	(58% of Bulk Revenues; 24% of Freight Revenues)	(55% of Bulk Revenues; 22% of Freight Revenues)

CP's Grain network is unique among railways in North America as it is strategically positioned in the heart of grain-producing regions of western Canada and the Northern Plains of the U.S. Canadian grain transported by CP consists of both whole grains, such as wheat, durum, canola, pulses, and barley, and processed products such as oils, meals, and malt. This business is centred in the Canadian Prairies (Saskatchewan, Alberta, and Manitoba), with grain shipped primarily west to the Port of Vancouver and east to the Port of Thunder Bay for export. Grain is also shipped to the U.S., eastern Canada, and Mexico for domestic consumption.

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

U.S. grain transported by CP consists of both whole grains, such as wheat, corn, soybeans, and durum, and processed products such as feed, meals, oils, and flour. This business is centred in the states of Minnesota, North Dakota, and Iowa. Grain destined for domestic consumption is interchanged with other carriers to the U.S. Midwest, the U.S Northeast via Chicago, and the U.S. Pacific Northwest. CP also delivers direct shipments of U.S. grain to western Canada primarily for animal feed. In partnership with other railways, CP moves U.S. grain to export terminals in the U.S. Pacific Northwest and the Gulf of Mexico. Export U.S. grain traffic is also shipped to the Port of Vancouver and the ports at Superior, Wisconsin and Duluth, Minnesota.

CP 2021 ANNUAL REPORT 10
Coal
The Company’s Coal business represented approximately 20% of Bulk revenues, and was 8% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Coal freight revenues generated from Canadian and U.S. shipments in 2021, 2020 and 2019:

2021 Coal Revenues	2020 Coal Revenues	2019 Coal Revenues
(20% of Bulk Revenues; 8% of Freight Revenues)	(18% of Bulk Revenues; 8% of Freight Revenues)	(22% of Bulk Revenues; 9% of Freight Revenues)

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

Potash
The Company's Potash business represented approximately 15% of Bulk revenues, and was 6% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Potash freight revenues generated from export and domestic potash shipments in 2021, 2020 and 2019:

2021 Potash Revenues	2020 Potash Revenues	2019 Potash Revenues
(15% of Bulk Revenues; 6% of Freight Revenues)	(15% of Bulk Revenues; 7% of Freight Revenues)	(15% of Bulk Revenues; 6% of Freight Revenues)

The Company’s Potash traffic moves mainly from Saskatchewan to offshore markets through the ports of Vancouver, Portland, and Thunder Bay, and to markets in the U.S. All potash shipments for export beyond Canada and the U.S. are marketed by Canpotex Limited or K+S Potash Canada. Canpotex is an

11 CP 2021 ANNUAL REPORT

export company owned in equal shares by Nutrien Ltd. and The Mosaic Company. Independently, The Mosaic Company, Nutrien Ltd., and K+S Potash Canada move domestic potash with CP primarily to the U.S. Midwest for local application.

Fertilizers and Sulphur
The Company's Fertilizers and sulphur business represented approximately 10% of Bulk revenues, and was 4% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Fertilizers and sulphur freight revenues generated from dry fertilizers, wet fertilizers, and sulphur transportation in 2021, 2020 and 2019:

2021 Fertilizers & Sulphur Revenues	2020 Fertilizers & Sulphur Revenues	2019 Fertilizers & Sulphur Revenues
(10% of Bulk Revenues; 4% of Freight Revenues)	(9% of Bulk Revenues; 4% of Freight Revenues)	(8% of Bulk Revenues; 3% of Freight Revenues)

Dry fertilizers include: phosphate, nitrate, urea, and ammonium sulphate. Wet fertilizers are primarily anhydrous ammonia. More than half of CP's fertilizer shipments originate from production facilities in Alberta, where abundant sources of natural gas and other chemicals provide feedstock for fertilizer production.

Most sulphur is produced in Alberta as a byproduct of processing sour natural gas, refining crude oil, and upgrading bitumen produced in the Alberta oil sands. Sulphur is a raw material used primarily in the manufacturing of sulphuric acid, which is used most extensively in the production of phosphate fertilizers.

MERCHANDISE
The Company’s Merchandise business represented approximately 38% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Merchandise freight revenue by commodity business in 2021, 2020 and 2019:

2021 Merchandise Revenues	2020 Merchandise Revenues	2019 Merchandise Revenues
(38% of Freight Revenues)	(36% of Freight Revenues)	(39% of Freight Revenues)

CP 2021 ANNUAL REPORT 12
Merchandise products move in both mixed freight and unit trains, in a variety of car types. Service involves delivering products to many different customers and destinations. In addition to traditional rail service, CP moves merchandise traffic through a network of truck-rail transload facilities, expanding the reach of CP's network to non-rail served facilities.

Forest Products
The Company’s Forest products business represented approximately 12% of Merchandise revenues, and was 4% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Forest products freight revenues generated from pulp and paper (wood pulp, paperboard, newsprint, and paper), lumber and panel, and other shipments in 2021, 2020 and 2019:

2021 Forest Products Revenues	2020 Forest Products Revenues	2019 Forest Products Revenues
(12% of Merchandise Revenues; 4% of Freight Revenues)	(12% of Merchandise Revenues; 4% of Freight Revenues)	(10% of Merchandise Revenues; 4% of Freight Revenues)

Forest products traffic includes pulp and paper, and lumber and panel shipped from key producing areas in B.C., Ontario, Alberta, Québec, the U.S. Northeast, and New Brunswick, to destinations throughout North America, including the U.S. Midwest, the U.S. Northeast, and to export markets via Vancouver.

Energy, Chemicals and Plastics
The Company’s Energy, chemicals and plastics business represented approximately 52% of Merchandise revenues, and was 20% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Energy, chemicals and plastics freight revenues generated from petroleum products, crude, chemicals, biofuels, and plastics shipments in 2021, 2020 and 2019:

2021 Energy, Chemicals & Plastics Revenues	2020 Energy, Chemicals & Plastics Revenues	2019 Energy, Chemicals & Plastics Revenues
(52% of Merchandise Revenues; 20% of Freight Revenues)	(54% of Merchandise Revenues; 20% of Freight Revenues)	(52% of Merchandise Revenues; 20% of Freight Revenues)

13 CP 2021 ANNUAL REPORT

Petroleum products consist of commodities such as liquefied petroleum gas ("LPG"), fuel oil, asphalt, gasoline, condensate (diluent), and lubricant oils. The majority of the Company’s western Canadian energy traffic originates in the Alberta Industrial Heartland, Canada's largest hydrocarbon processing region, and Saskatchewan. The Bakken formation region in Saskatchewan and North Dakota is another source of LPG, asphalt, gasoline, and other refined petroleum. Either directly or via connection with rail interline partners, CP accesses key destinations and export markets in the U.S. Midwest, the U.S. West Coast, the U.S. Northeast, Vancouver, and Mexico, as well as the Texas and Louisiana petrochemical corridor and port connections.

Crude moves from production facilities throughout Alberta, North Dakota, and Saskatchewan. CP provides efficient routes to refining markets in the Gulf Coast, the U.S. Northeast, and the U.S. Pacific Northwest through connections with our railway partners. Within crude, CP also moves DRUbitTM, a sustainable heavy crude oil specifically designed for rail transportation and produced using a new and innovative plant known as a Diluent Recovery Unit ("DRU"). This technology enables the safe and economical transportation of crude oil and is cost competitive with pipeline transportation. CP transports DRUbitTM from the Hardisty Rail Terminal in Alberta to the Gulf Coast via interchange in Kansas City.

The Company’s chemical traffic includes products such as ethylene glycol, caustic soda, sulphuric acid, methanol, styrene, and soda ash. These shipments originate from western Canada, the Gulf Coast, eastern Canada, and the U.S. Midwest, and move to end markets in the U.S., Canada, and overseas.

CP's biofuels traffic originates mainly from facilities in the U.S. Midwest, shipping primarily to destinations in the U.S. Northeast.

The most commonly shipped plastics products are polyethylene and polypropylene. Approximately half of the Company’s plastics traffic originates in central and northern Alberta and moves to various North American destinations.

Metals, Minerals and Consumer Products
The Company’s Metals, minerals and consumer products business represented approximately 24% of Merchandise revenues, and was 9% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Metals, minerals and consumer products freight revenues generated from steel, aggregates (excluding frac sand), food and consumer products, frac sand, and non-ferrous metals transportation in 2021, 2020 and 2019:

2021 Metals, Minerals & Consumer Products Revenues	2020 Metals, Minerals & Consumer Products Revenues	2019 Metals, Minerals & Consumer Products Revenues
(24% of Merchandise Revenues; 9% of Freight Revenues)	(22% of Merchandise Revenues; 8% of Freight Revenues)	(26% of Merchandise Revenues; 10% of Freight Revenues)

Aggregate products include coarse particulate and composite materials such as cement, limestone, clay, nepheline syenite, and gypsum. Cement is the leading commodity within aggregates, and is shipped directly from production facilities in Alberta, the U.S. Midwest, Ontario, and Québec to energy and construction projects in western Canada, the U.S. Midwest, and the U.S. Pacific Northwest.

The majority of frac sand originates at mines located along the Company’s network in Wisconsin and moves to the Bakken, Marcellus Shale, Permian Basin, and other shale formations across North America.

CP transports steel in various forms from mills in the U.S. Midwest, the Canadian Prairies, and Ontario to a variety of industrial users. The Company carries base metals such as aluminum, zinc, and lead. CP also moves ores from mines to smelters and refineries for processing, and the processed metal to automobile and consumer products manufacturers.

CP 2021 ANNUAL REPORT 14
Food, consumer, and other products traffic consists of a diverse mix of goods, including food products, railway equipment, building materials, and waste products.

Automotive
The Company’s Automotive business represented approximately 12% of Merchandise revenues, and was 5% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Automotive freight revenues generated by movements of finished vehicles from Canadian, U.S., overseas, and Mexican origins, parts and other, and machinery in 2021, 2020 and 2019:

2021 Automotive Revenues	2020 Automotive Revenues	2019 Automotive Revenues
(12% of Merchandise Revenues; 5% of Freight Revenues)	(12% of Merchandise Revenues; 4% of Freight Revenues)	(12% of Merchandise Revenues; 5% of Freight Revenues)

CP’s Automotive portfolio consists of four finished vehicle traffic components: Canadian-produced vehicles that ship to the U.S. from Ontario production facilities; U.S.-produced vehicles that ship within the U.S. as well as cross border shipments to Canadian markets; vehicles from overseas that move through the Port of Vancouver to eastern Canadian markets; and Mexican-produced vehicles that ship to the U.S. and Canada. In addition to finished vehicles, CP ships pre-owned vehicles, machinery, and automotive parts. A comprehensive network of automotive compounds is utilized to facilitate final delivery of vehicles to dealers throughout Canada and in the U.S.

INTERMODAL
The Company’s Intermodal business represented approximately 22% of total Freight revenues in 2021.

The following charts compare the percentage of the Company's Intermodal freight revenues generated from Canada, ports, cross border transportation, other international, and U.S. in 2021, 2020 and 2019:

2021 Intermodal Revenues	2020 Intermodal Revenues	2019 Intermodal Revenues
(22% of Freight Revenues)	(21% of Freight Revenues)	(21% of Freight Revenues)

15 CP 2021 ANNUAL REPORT

Domestic intermodal freight consists primarily of manufactured consumer products that are predominantly moved in 53-foot containers within North America. International intermodal freight moves in marine containers to and from ports and North American inland markets.

CP’s domestic intermodal business moves goods from a broad spectrum of industries including wholesale, retail, food, and various other commodities. Key service factors in domestic intermodal include consistent on-time delivery, the ability to provide door-to-door service, and the availability of value-added services. The majority of the Company’s domestic intermodal business originates in Canada, where CP markets its services directly to retailers and manufacturers, providing complete door-to-door service and maintaining direct relationships with its customers. In the U.S., the Company’s service is delivered mainly through intermodal marketing companies.

CP’s international intermodal business consists primarily of containerized traffic moving between the ports of Vancouver, Montréal, Saint John, and inland points across Canada and the U.S. Import traffic from the Port of Vancouver is mainly long-haul business destined for eastern Canada and the U.S. Midwest. CP works closely with the Port of Montréal, a major year-round East Coast gateway to Europe, to serve markets primarily in Canada and the U.S. Midwest. CP's access to the Port of Saint John provides the fastest rail service from the east coast to the Canadian and U.S. Midwest markets for import and export cargo from Europe, South America, and Asia.

Fuel Cost Adjustment Program
The short-term volatility in fuel prices may adversely or positively impact revenues. CP employs a fuel cost adjustment program designed to respond to fluctuations in fuel prices and help reduce volatility to changing fuel prices. Fuel surcharge revenues are earned on individual shipments and are based primarily on the price of On-Highway Diesel. As such, fuel surcharge revenues are a function of freight volumes and fuel prices. Fuel surcharge revenues accounted for approximately 7% of the Company's Freight revenues in 2021. The Company is also subject to carbon taxation systems and levies in some jurisdictions in which it operates, the costs of which are passed on to the shipper. As such, fuel surcharge revenue includes carbon taxes and levy recoveries.

Freight revenues included fuel surcharge revenues of $535 million in 2021, an increase of $238 million, or 80%, from $297 million in the same period of 2020. This increase was primarily due to higher fuel prices and increased carbon tax recoveries. This increase was partially offset by the timing of recoveries from CP's fuel cost adjustment program.

Non-freight Revenues
Non-freight revenues accounted for approximately 2% of the Company’s Total revenues in 2021. Non-freight revenues are generated from leasing certain assets; other arrangements, including contracts with passenger service operators and logistical services; and switching fees.

Significant Customers
For each of the years ended December 31, 2021, 2020 and 2019, the company's revenues and operations were not dependent on any major customers.

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

CP 2021 ANNUAL REPORT 16
Government Regulation
The Company’s railway operations are subject to extensive federal laws, regulations, and rules in both Canada and the U.S., which directly affect how operations and business activities are managed.

Economic Regulation - Canada
The Company’s rail operations in Canada are subject to economic regulation by the Canadian Transportation Agency (the "Agency”) as delegated by the CTA. The CTA indirectly regulates rates by providing remedies for freight rates, including ancillary charges, remedies for level of service, long-haul interswitching rates, and regulated interswitching rates in Canada. The Agency administers the MRE program for the movement of export grain and makes determinations in relation to the construction and abandonment of railways, commuter and passenger access, and noise and vibration-related disputes.

In 2018, the Transportation Modernization Act became law. The legislation amended the Canada Transportation Act and the Railway Safety Act ("RSA"), among other Acts, to (1) replace the previous 160 kilometre extended interswitching limit and the competitive line rate provisions with a new long-haul interswitching regime; (2) modify the existing Level of Service remedy for shippers by instructing the Agency to determine, upon receipt of a complaint, if a railway company is fulfilling its common carrier obligation to the “highest level of service that is reasonable in the circumstances”; (3) allow the existing Service Level Agreement arbitration remedy to include the consideration of reciprocal financial penalties; (4) increase the threshold for summary Final Offer Arbitration from $750,000 to $2 million; (5) bifurcate the Volume-Related Composite Price Index component of the annual MRE determination for transportation of regulated grain, to encourage hopper car investment by CP and Canadian National Railway ("CN"); (6) mandate the installation of locomotive voice and video recorders ("LVVRs"), with statutory permission for random access by railway companies and Transport Canada ("TC") to the LVVR data in order to proactively strengthen railway safety in Canada; and (7) compel railways to provide additional data to the federal government.

Economic Regulation - U.S.
The Company’s U.S. rail operations are subject to economic regulation by the STB. The STB provides economic regulatory oversight and administers Title 49 of the United States Code and related Code of Federal Regulations. The STB has jurisdiction over railroad rate and service issues and proposed railroad mergers and other transactions.

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

In 2015, An Act to amend the Canada Transportation Act and the Railway Safety Act became law. The legislation sets out minimum insurance requirements for federally regulated railways based on amounts of crude and toxic inhalation hazards ("TIH") or poisonous inhalation hazards moved. It also imposes strict liability; limits railway liability to the minimum insurance level; mandates the creation of a fund paid for by levies on crude shipments, to be utilized for damages beyond a railway's liability; allows railways and insurers to maintain rights to pursue other parties (subrogation); and prevents shifting liability to shippers from railways except through written agreement.

The Company is continuing to allocate resources, including working with public and private rail crossing owners, to meet the Grade Crossings Regulations, under the Railway Safety Act ("RSA"), which came into force in 2014. The regulations require existing crossings to meet specified safety standards by November 2021. Based on stakeholder input, including public and private rail crossing owners, TC has proposed changes to the regulations that will revise the scope and compliance deadlines using a risk-based approach. For crossings considered to be high priority, the deadline would be extended by one year (until November 28, 2022), and for all other crossings (i.e. crossings that do not meet the threshold criteria for low-risk or high priority) by three years (until November 28, 2024). The proposed regulatory changes are pending and will need to be published in Part II of the Canada Gazette for them to come into force.

On November 25, 2020, the Minister of Transport approved updated Duty and Rest Period Rules for Railway Operating Employees. The new rules, founded on modern-day fatigue management principles, reduce the length of a duty period and increase the length of the minimum rest period between shifts. The rules establish limits on the total number of duty hours, 60 hours in a seven-day period, 192 hours in a 28-day period and require the implementation of a Fatigue Management Plan and Fitness of Duty Provision. These requirements must be phased in by May 25, 2023. CP is working to address the requirements.

17 CP 2021 ANNUAL REPORT

On July 11, 2021, the Minister of Transport issued an Order in response to the B.C. wildfires. The Order mandated prescriptive requirements that railway companies must comply with including conducting at least 10 fire detection patrols every 24 hours on regularly used track, an Extreme Weather Fire Risk Mitigation Plan, minimum emergency response requirements and locomotive inspection requirements. The requirements of the Order remain in effect until fire risk reduction measures are incorporated on a permanent basis into the existing regulatory framework governing railway operations in Canada.

On October 29, 2021, the Minister of Transport issued an Order mandating COVID-19 vaccinations. That Order required railway companies to implement their own company-wide vaccine policy by October 30, 2021 requiring all employees to receive their first dose of vaccine by November 15, 2021 and their second dose by January 24, 2022 or implement a set of more prescribed standards for operating employees. CP is complying with this Order and continuing to evaluate the potential impacts to the Company.

Additionally, the Company is working with TC on revisions to multiple rules to improve rail safety, including addressing specific requirements mandated under various Orders issued by the Minister of Transport. This includes changes to the Canadian Rail Operating Rules; Rules Respecting Key Trains and Key Routes; Railway Locomotive Inspection and Safety Rules and Rules Respecting Track Safety.

On February 5, 2022, TC published a Notice of Intent in the Canada Gazette Part I that it would be progressing work to develop a regulatory framework to establish requirements to implement Enhanced Train Control ("ETC") technologies in Canada to help ensure that railway signals are consistently recognized and followed. The Notice of Intent describes an approach that is based on extensive work conducted with railways and labour representatives. The proposed framework would require railway companies to assess the levels of safety risk on their networks and implement systems that are commensurate with the identified levels of risk. Highest risk corridors would need to be equipped with Automatic Train Protection equipment, similar to Positive Train Control ("PTC") in the US; lower risk corridors would need to be equipped with Driver Advisory System equipment that would alert crews to take action; and very low risk corridors could retain conventional train control approaches. The formal regulatory process has not commenced and railway companies will have opportunities to provide input into the proposed regulatory framework as it progresses. At this time, TC has not provided timelines for issuing proposed ETC regulatory requirements or an implementation date.

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

Environmental Laws and Regulations
The Company’s operations and real estate assets are subject to extensive federal, provincial, state, and local environmental laws and regulations governing air pollutants, GHG emissions, management and remediation of historical contaminant sites, discharges to waters and the handling, storage, transportation, and disposal of waste and other materials. If the Company is found to have violated such laws or regulations, it could have a material adverse effect on the Company’s business, financial condition, or operating results. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results, financial condition, and reputation.

The Company has implemented an Environmental Management System to facilitate the reduction of environmental risk. Specific environmental programs are in place to address areas such as locomotive air emissions, GHG reporting, management of vegetation, wastewater, chemicals and waste, storage tanks, and fueling facilities. CP has also undertaken environmental impact assessments and risk assessments to identify, prevent, and mitigate environmental risks. There is continued focus on preventing spills and other incidents that have a negative impact on the environment. There is an established strategic emergency response contractor network, and spill equipment kits are located across Canada and the U.S. to ensure a rapid and efficient response in the event of an environmental incident. In addition, emergency preparedness and response plans are regularly updated and tested.

The Company has developed an environmental audit program that comprehensively, systematically, and regularly assesses the Company’s facilities for compliance with legal requirements and the Company’s policies for conformance to accepted industry standards. Included in this is a corrective action follow-up process and review by senior management.

CP focuses on key strategies, identifying tactics and actions to support and operationalize our environmental commitments. The Company’s strategies include:
•Implementing measures to minimize or prevent environmental impacts from our operations and facilities, and to ensure compliance with applicable environmental laws and regulations;

CP 2021 ANNUAL REPORT 18
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
•Planning and preparing for emergency responses to ensure all appropriate steps are taken in the event of a derailment, spill, or other incident involving a release to the environment; and
•Implementing CP’s comprehensive Climate Strategy to reduce GHG emissions and adapt CP’s operations to the physical risks of climate change. To guide implementation of the Climate Strategy, CP has established two science-based emissions reduction targets that address 100% of CP’s Scope 1 and Scope 2 emissions, and more than half of CP's Scope 3 emissions.

Security
CP is subject to statutory and regulatory directives in Canada and the U.S. that address security concerns. CP plays a critical role in the North American transportation system. Rail lines, facilities and equipment, including railcars carrying hazardous materials, could be direct targets or indirect casualties of terrorist attacks, actions by criminal and non-criminal organizations, and activities by individuals. Regulations by the U.S. Department of Transportation and the Department of Homeland Security in the U.S. include speed restrictions, chain of custody and security measures, which can impact service and increase costs for the transportation of hazardous materials, especially TIH materials. New regulations published by TC under the TGDA have added requirements for railway companies to take actions to mitigate security risks of transporting dangerous goods by rail. In addition, insurance premiums for some or all of the Company’s current coverage could increase significantly, or certain coverage may not be available to the Company in the future. While CP will continue to work closely with Canadian and U.S. government agencies, future decisions by these agencies on security matters or decisions by the industry in response to security threats to the North American rail network could have a material adverse effect on the Company's business, financial condition, or operating results.

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
•CP’s Public Safety Communication Centre ("PSCC") operates 24 hours a day. PSCC receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. PSCC ensures that proper emergency responders are notified as well as governing bodies;
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

19 CP 2021 ANNUAL REPORT

Focus on Sustainability
Sustainability at CP is rooted in a long-standing legacy of building for the future. We recognize that integrating sustainability into our business processes is imperative to future growth and long-term success as an organization. As one of North America’s top-performing railways, we seek to continue to innovate and advance practices to meet the evolving needs and increasing engagement of all of CP’s stakeholders, including employees, customers, shareholders, suppliers, communities and society.

CP's Sustainability Priorities

SAFETY

Safety Culture

Public Safety and Emergency Preparedness

OPERATIONAL EXCELLENCE

Climate Change

Environmental Footprint

Asset and Rail Network Resiliency

Customer Experience

Supply Chain Management

SOCIAL IMPACT

Diversity and Inclusion

Workforce Management

Indigenous Relations

Community Investment

Sustainability Governance
CP's Board of Directors, through its committees, is responsible for the monitoring, measurement and oversight of CP's key risks, strategies and sustainability topics. The Risk and Sustainability Committee of the Board reviews performance against short-term and long-term sustainability objectives and results of stakeholder engagement to ensure alignment with CP’s strategic planning. CP’s cross-functional management Sustainability Steering Committee guides decisions on CP’s day-to-day sustainability tasks, programs and priorities, and reports progress and recommendations to the Risk and Sustainability Committee. The Disclosure Policy Committee gives direction and support to the Sustainability Steering Committee concerning how CP communicates information concerning material sustainability topics.

CP leadership and employee engagement at all levels of the business is foundational to the success of our sustainability program. Through ongoing engagement across and beyond our organization, CP continues to refine a sustainability program driven by our values and based on a shared sense of business, community and vision for the future. As we take strides to deliver on our commitments and goals, we constantly challenge ourselves to improve our practices.

Climate Change
Climate change represents a significant global challenge and CP is committed to adapting our business and operations. CP published its first Climate Strategy in 2021, outlining our approach to managing potential climate-related impacts, reducing our carbon footprint and seeking to position CP as an industry leader in the transition to a low-carbon future. As part of the Climate Strategy, CP established science-based GHG emissions reductions targets covering 100% of Scope 1 and 2 emissions and more than half of our Scope 3 emissions.

CP has already taken action and made progress on climate change and to further support the execution of our Climate Strategy, we are strengthening roles and responsibilities for climate governance. CP's President and CEO holds the highest level of responsibility for organizational management,

CP 2021 ANNUAL REPORT 20
including oversight of the Sustainability Steering Committee and performance related to climate change, while the Risk and Sustainability Committee of the Board provides oversight and reviews climate-related risks and opportunities. To lead our focus on decarbonization, we have established a Carbon Reduction Task Force, composed of CP’s industry-leading engineers and operations experts. The Carbon Reduction Task Force reports to the Sustainability Steering Committee and will evaluate, recommend and implement climate action measures to reduce our GHG emissions and drive performance in the direction of our science-based targets.

In 2021, CP significantly expanded its Hydrogen Locomotive Program, aiming to build North America’s first line-haul hydrogen-powered locomotive using fuel cells and batteries to power the locomotive’s electric traction motor. CP is increasing the number of hydrogen locomotive conversions from one to three and adding hydrogen production and fueling facilities. This project will demonstrate and evaluate the technical performance in real-world operations and generate critical industry knowledge and experience that will inform commercialization and future development.

In 2021, we aligned our reporting to include the recommendations from the Task Force on Climate-related Financial Disclosure ("TCFD") and issued our first TCFD Index to demonstrate CP's full alignment to the recommendations. In addition, we regularly report on climate-related efforts through CDP and supplemental sustainability disclosures.

Indigenous Relations
We strive to maintain strong relationships with Indigenous communities and uphold policies that outline our commitment to human rights. We incorporate elements of the Canadian Council for Aboriginal Business’ Progressive Aboriginal Relations program into our practices and aim to strengthen relationships, develop opportunities and provide education and cross-cultural awareness.

CP recognizes the constitutionally protected rights of Indigenous people and is committed to interacting with Indigenous communities in a safe, respectful and responsible manner. Various CP teams collaborate to make certain that we effectively communicate and engage with communities that may be impacted by our practices and projects.

Human Capital Management
CP is focused on attracting, developing, and retaining a resilient, high-performing workforce that delivers on providing service for our customers. CP's culture is guided by three core values: Accountability, Diversity, and Pride. These values drive our actions. Everything we do is grounded in precision scheduled railroading and our five foundations of Provide Service, Control Costs, Optimize Assets, Operate Safely, and Develop People.

At CP, our approximately 12,000-strong team of railroaders across North America underpins CP’s success and brings value to our customers and shareholders. Accordingly, Develop People is one foundation of how we do business, illustrating our focus and energy towards empowering our people, providing an engaging culture and cultivating an industry leading team.

Total Employees and Workforce
An employee is defined by the Company as an individual currently engaged in full-time, part-time, or seasonal employment with CP. The total number of employees as of December 31, 2021, was 11,834, a decrease of 56 compared to 11,890 as at December 31, 2020.

Workforce is defined as total employees plus contractors and consultants. The total workforce as at December 31, 2021 was 11,872, a decrease of 32 compared to 11,904 as at December 31, 2020.

Unionized Workforce
Class I railways are party to collective bargaining agreements with various labour unions. The majority of CP's employees belong to labour unions and are subject to these agreements. CP manages collaborative relationships with union members in both Canada and the U.S.

CP employs approximately 12,000 active employees across North America with three-quarters based in Canada and the remainder in the United States. Unionized employees represent nearly 73% of our workforce and are represented by 36 active bargaining units.

Canada
Within Canada there are eight bargaining units representing approximately 6,600 Canadian unionized active employees. From time to time, we negotiate to renew collective agreements with various unionized groups of employees. In such cases, the collective agreements remain in effect until the bargaining process has been exhausted (pursuant to the Canada Labour Code). One agreement is open for renewal and negotiations are underway as at December 31, 2021. Agreements are in place with the other seven bargaining units in Canada. Four collective agreements are effective until December 31, 2022 with the remaining three effective until December 31, 2023, 2025 and 2026.

21 CP 2021 ANNUAL REPORT

U.S.
In the U.S., there are currently 28 active bargaining units on four subsidiary railroads representing nearly 2,100 unionized active employees. 24 agreements are open for amendment and under negotiation as at December 31, 2021. Negotiations have been concluded with respect to three agreements which will expire beyond 2022 while one remaining agreement will be open for amendment in 2022.

Health and Safety
CP is an industry leader in rail safety and we are committed to protecting our employees, our communities, our environment, and our customers’ goods. In spite of 2021 being a very challenging year for our operation, CP remained an industry leader in train accident statistics for the 16th consecutive year. 2021 was also a record breaking year with respect to personal injuries as CP had the lowest injury frequency in its history and is now among the Class I leaders. CP's leadership approach has been the most impactful driver of the strong safety performance metrics and we are committed to continually improving on them. Aside from running trains, many of our employees work in yards, terminals and shops across our network with machinery and heavy equipment, or in extreme weather conditions. Their safety and security are of utmost importance to CP and are integral to the way we view employee safety education and training. Operate Safely is one of our five foundations of successful railroading and it starts with knowing and following the rules.

CP HomeSafe is an initiative designed to improve our safety culture by tapping into the human side of safety and promoting both safety engagement and feedback. HomeSafe puts everyone on the same level and empowers all employees to begin a safety conversation, no matter the rank or position. We intend to continue strengthening our strong HomeSafe foundation in 2022 through active peer engagement and awareness initiatives. Despite the ongoing pandemic in 2021, CP has continued to maintain a safe operation by diligently promoting our pandemic response initiatives including a set of practical strategies and best practices designed to keep all employees safe and healthy at work.

Safety performance is disclosed publicly on a quarterly basis using standardized metrics set out by the FRA. Additional information on FRA safety measures is included in Performance Indicators in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Talent Management
CP’s approach for talent management begins with our Human Resources department, which oversees recruitment, development, engagement, and retention with the current and future workforce and leadership of CP.

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

CP maintains a number of internal policies and processes related to recruitment, relocation, compensation, employment equity, and diversity and inclusion. The effective implementation of these policies alongside our ongoing workforce initiatives ensures CP’s attraction and recruitment, employee development, succession, engagement, and diversity and inclusion practices are consistent and aligned with CP’s commitments, foundations and values.

Attraction and Recruitment
With a rail network spanning Canada and the U.S., we employ a number of recruitment strategies and retention tactics to attract and retain talent across North America. CP offers many rewarding career opportunities in a variety of roles within the organization in both operating and support functions. We base our recruitment strategy on workforce planning needs, and our focus is on ensuring that we have a diverse candidate pool to fill our open positions.

CP recognizes the valuable skills and experience that veterans have gained from serving their country. Our veteran program was recognized as part of Canada's Best Diversity Employers® of 2021 and we were named part of the top 10 Military Friendly® employers in the U.S. for 2021.

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

Training and Development
One of CP’s five foundations is to Develop People, which is integral to the way we do business at the railway. Our strategy involves delivering specialized training, best practices, and skill-broadening opportunities to all employees.

CP 2021 ANNUAL REPORT 22
CP offers a variety of training opportunities, providing both technical/on-the-job training, role-specific offerings as well as optional courses. Training includes instructor-led classes and online on-demand, self-directed online learning.

Non-union employees also complete annual performance management and development action plans with their leaders to set individual goals tied to CP's five key foundations and track progress against Company expectations as well as career development goals.

Diversity and Inclusion
Diversity is one of our core values at CP. We believe that different backgrounds, experiences, and perspectives enhance creativity and innovation and encourage diversity of thought in the workplace. Fostering an inclusive environment where all employees feel empowered to strive for and achieve success supports our high-performance culture and is integral to our growth and success as an organization. Our Diversity and Inclusion team with support from senior leadership is responsible for developing programs and initiatives to achieve our diversity commitments. We are continually working on programs and opportunities to ensure we are attracting, retaining and developing the best people and skill sets for CP. CP is committed to increasing diversity throughout all levels of the organization.

CP recognizes the importance of Board member diversity as a critical component of objective oversight and continuous improvement. As of December 31, 2021, five of the 11 directors (45%) are women. Additionally, one of our male directors is a visible minority, which makes the majority of the Board of Directors (54.5%) members of "designated groups" as defined in the Employment Equity Act of Canada.

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

Year over Year Diversity Representation

Canada and U.S. Diversity Percentages(1)	2021	2020	2019
Women	10%	10%	10%
Persons with disabilities	3%	3%	3%
Minorities (visible minorities)(2)	14%	13%	13%
Indigenous peoples (Canada only)	3%	3%	4%
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
•Working with Indigenous groups to develop relationships that are more meaningful, create targeted outreach programs and employment opportunities, and better understand their history, culture, and opportunities for collaboration;
•Supporting the development and advancement of women at CP; and
•Increasing employee awareness regarding CP’s workplace diversity and inclusion practices through communications, education, and training.

Further, in 2020 CP published a Diversity Commitment. This commitment re-enforces the efforts we have made, and will continue to make, in our journey to becoming a more diverse and inclusive company, one that we and those we do business with are proud to be a part.

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

23 CP 2021 ANNUAL REPORT

Available Information
CP makes available on or through its website www.cpr.ca free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our website also contains charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Business Ethics. This Form 10-K and other SEC filings made by CP are also accessible through the SEC’s website at www.sec.gov.

All references to our websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

CP 2021 ANNUAL REPORT 24
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

Business and Operational Risks
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

To the extent COVID-19 adversely affects our business or operating and financial results, it may also have the effect of heightening many of the other risks described above and below. In addition, we could be materially and adversely affected by other public health crises, including another widespread epidemic or pandemic.

COVID-19 vaccine mandates could negatively impact our ability to retain employees and could increase our operational costs, which could in turn adversely affect our profitability and growth. On October 29, 2021, the Minister of Transport issued an Order mandating COVID-19 vaccinations. That Order requires railway companies in Canada to implement their own company-wide vaccine policy by October 30, 2021 requiring all employees receive their first dose of COVID-19 vaccine by November 15, 2021 and their second dose by January 24, 2022 or implement a set of more prescribed standards for operating employees. The Order also requires that railway companies place non-compliant employees on unpaid leave. CP is complying with this Order and continuing to evaluate the potential impacts to the company.

President Biden’s COVID-19 Action Plan announced in September 2021 instructed the U.S. Department of Labor’s Occupational Safety and Health Administration ("OSHA") to develop a rule that would require all employers with 100 or more employees to ensure their workforce is fully vaccinated or subjected to weekly testing. On January 13, 2022, the U.S. Supreme Court stayed implementation of OSHA's vaccine or test requirement. As a result, OSHA withdrew its vaccination and testing emergency standards. However, there could be similar vaccination mandates in the U.S. in the future which could negatively impact our ability to retain employees, and increase our operational costs. An increase in expenses and operational costs could materially and adversely affect our growth and profitability.

COVID-19 vaccine mandates may affect employee availability due to absences to get vaccinated and/or unpaid leaves, coping with side-effects, union work stoppages and/or employee resignations due to refusal to comply with a mandate. COVID-19 vaccine mandates in Canada could negatively impact our ability to retain employees, and increase our operational costs. An increase in expenses and operational costs could materially and adversely affect our growth and profitability.

25 CP 2021 ANNUAL REPORT

As a common carrier in Canada and the U.S., the Company is required by law to transport dangerous goods and hazardous materials, which could expose the Company to significant costs and claims. Railways, including CP, are legally required to transport dangerous goods and hazardous materials as part of their common carrier obligations regardless of risk or potential exposure to loss. CP transports dangerous goods and hazardous materials, including but not limited to crude oil, ethanol and TIH materials such as chlorine gas and anhydrous ammonia. A train accident involving hazardous materials could result in significant claims against CP arising from personal injury, property or natural resource damage, environmental penalties and remediation obligations. Such claims, if insured, could exceed the existing insurance coverage commercially available to CP, which could have a material adverse effect on CP’s financial condition, operating results, and liquidity. CP is also required to comply with rules and regulations regarding the handling of dangerous goods and hazardous materials in Canada and the U.S. Noncompliance with these rules and regulations can subject the Company to significant penalties and could factor in litigation arising out of a train accident. Changes to these rules and regulations could also increase operating costs, reduce operating efficiencies and impact service delivery.

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

The Company relies on technology and technological improvements to operate its business and we are subject to cybersecurity risks. Information technology is critical to all aspects of CP’s business, and the Company relies on technology systems operated by us or under control of third parties. Although the Company devotes significant resources to protect its technology systems and proprietary data, there can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. The Company is continually evaluating attackers’ techniques and tactics, and the Company is diligent in its monitoring, training, planning, and prevention. However, due to the increasing sophistication of cyber-attacks and greater complexity in our IT supply chain, the Company may be unable to anticipate or implement appropriate preventive measures to detect and respond to a security breach. This includes the raising rates of reported ransomware events, increased human error, or other cyber-attack methods disrupting CP’s systems or the systems of third parties. If the Company or third parties whose technology systems we rely on were to experience a significant disruption or failure of one or more of their information technology or communications systems (either as a result of an intentional cyber or malicious act, or an unintentional error) it could result in significant service interruptions or other failures, safety failures, other operational difficulties unauthorized access to, the loss of access to or misappropriation of competitively sensitive, confidential or other critical information or systems, loss of customers, financial losses, regulatory fines, and misuse or corruption of critical data and proprietary information, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. The Company also may experience security breaches that could remain undetected for an extended period and, therefore, have a greater impact on the services we offer. In addition, if CP is unable to acquire or implement new technology in general, the Company may suffer a competitive disadvantage, which could also have an adverse effect on its results of operations, financial condition, and liquidity.

CP 2021 ANNUAL REPORT 26
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

Legal and Regulatory Risks
The Company is subject to significant governmental legislation and regulation over commercial, operating and environmental matters. The Company’s railway operations are subject to extensive federal laws, regulations and rules in both Canada and the U.S. Operations are subject to economic and safety regulations in Canada primarily by the Agency and TC. The Company’s U.S. operations are subject to economic and safety regulation by the STB and the FRA. The STB regulates routes, fuel surcharges, conditions of service, rates for non-exempt traffic, acquisitions of control over rail common carriers and the transfer, extension or abandonment of rail lines, among other railroad activities. Any new rules from the STB regarding these matters could have a material adverse effect on the Company's financial condition, results of operations and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure. Various other regulators, including the FRA, and its sister agency within the U.S. Department of Transportation ("DOT"), the PHMSA, directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental and other matters. Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives and hazardous materials requirements. In addition, the U.S. Environmental Protection Agency (“EPA”) has regulatory authority with respect to matters that impact the Company's properties and operations. Additional regulation of the rail industry by these regulators or the Canadian and U.S. federal and state or provincial legislative bodies, whether under new or existing laws, may result in increased capital expenditures and operating costs and could have a significant negative impact on the Company’s ability to determine prices for rail services and result in a material adverse effect in the future on the Company’s business, financial position, results of operations, and liquidity in a particular year or quarter. This potential material adverse effect could also result in reduced capital spending on the Company’s rail network or in abandonment of lines.

The Company is subject to environmental laws and regulations that may result in significant costs. The Company’s operations are subject to extensive federal, state, provincial (Canada) and local environmental laws concerning, among other matters, emissions to the air, land and water and the handling of hazardous materials and wastes. Violation of these laws and regulations can result in significant fines and penalties, as well as other potential impacts on CP’s operations. These laws can impose strict, and in some circumstances, joint and several liability on both current and former owners, and on operators of facilities. Such environmental liabilities may also be raised by adjacent landowners or third parties. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results and reputation. The Company has been, and may in the future be, subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations. The Company currently has obligations at existing sites for investigation, remediation and monitoring, and will likely have obligations at other sites in the future. The actual costs associated with both current and long-term liabilities may vary from the Company’s estimates due to a number of factors including, but not limited to changes in: the content or interpretation of environmental laws and regulations; required remedial actions; technology associated with site investigation or remediation; and the involvement and financial viability of other parties that may be responsible for portions of those liabilities.

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

27 CP 2021 ANNUAL REPORT

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

Risks Related to the Kansas City Southern Transaction
Following the closing of the KCS acquisition into a voting trust, although the Company does not control KCS, KCS’s operational and financial performance could have an adverse effect on the Company’s financial condition or results of operations. On December 14, 2021, the KCS acquisition closed into a voting trust, whereby the Company indirectly acquired a 100% beneficial ownership interest in KCS but does not control KCS. KCS’s voting stock was deposited into a voting trust that insulates KCS from control by the Company. The Company will not control KCS until STB control approval is obtained. Until that time, KCS will be managed by its own executive team overseen by its own board of directors and the voting trust.

The voting trust precludes the Company from exercising control over the business strategy or other operational aspects of KCS. The Company’s investment in this unconsolidated entity was considered significant under Rule 3-09 of Regulation S-X for the year ended December 31, 2021. The Company cannot provide assurance that KCS will operate in a manner that will increase the value of the Company’s investments, that the Company’s income or losses from KCS will continue at the current level in the future or that the Company will not incur losses from KCS. Write-downs to the carrying amount of the Company’s equity interest could adversely impact the Company’s results of operations.

The Company incurred substantial indebtedness in connection with consummation of the acquisition, which may pose risks and/or intensify existing risks. Prior to the closing into voting trust that occurred on December 14, 2021, the Company incurred additional indebtedness of approximately U.S. $6.7 billion and $2.2 billion notes and a U.S. $500 million term loan to indirectly fund the acquisition.

The foregoing indebtedness, as well as any additional indebtedness we may incur, could have the effect, among other things, of reducing our liquidity and may limit our flexibility in responding to other business opportunities and increasing our vulnerability to adverse economic and industry conditions.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic, financial and business conditions, sufficient cash flow from KCS during the period in which it is in the voting trust, the implementation of the integration with KCS (if the STB approves our assuming control of KCS) and other factors affecting our operations, many of which are beyond our control.

Our increased indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we obtain control of KCS but we do not achieve the expected benefits and cost savings from the combination, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

The agreements that govern the indebtedness that has been incurred in connection with the KCS acquisition, contain various affirmative and negative covenants that may, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, change our line of business and/or merge or consolidate with any other person or sell or convey certain of our assets to another person. In addition, some of the agreements that govern our debt financings contain a financial covenant that will require us to maintain certain financial ratios. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and failure to comply with them could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations.

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

CP 2021 ANNUAL REPORT 28
The pendency of the STB's regulatory review of the combination could have an adverse effect on the Company’s businesses, results of operations, financial condition, cash flows or the market value of the Company’s common stock and debt securities. The pendency of the regulatory review of the combination could disrupt the Company’s businesses, and uncertainty about the outcome of that review may have an adverse effect on the Company or the combined company. The attention of the Company’s management may be directed towards obtaining final approval from the STB and addressing related requests from the third parties for conditions on STB approval and may be diverted from the day-to-day business operations of the Company. Matters related to the combination may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company. Further, the combination may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the combination. In addition, the Company has incurred, and expects to incur additional, material non-recurring expenses in connection with the completion of the combination. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company and the market value of the Company’s common stock.

The combination is subject to final approval by the STB, and there can be no assurance as to whether and when it may be approved or if such approval will be granted with conditions applicable to the parties; accordingly, the combination may be delayed, jeopardized or prevented entirely and the anticipated benefits of the combination could be reduced. The STB has the authority to impose conditions on its approval of a control transaction to alleviate competitive and other public interest harm. If such conditions were imposed, the anticipated benefits of the combination might be reduced. There is no assurance that final approval from the STB will be obtained or obtained on terms acceptable to the Company.

In addition, the STB's review process allows railroad competitors of the Company and KCS and other interested parties to intervene to oppose the STB application or seek conditions in the event approval by the STB is granted, which might delay the approval process or reduce the anticipated benefits of the combination. On January 12, 2022, CN submitted a notice of intent to file a responsive application on February 28, 2022, with the STB. According to CN, its responsive application will ask the STB to condition any approval of a CP-KCS combination on the divestiture of KCS lines from Kansas City, Missouri to Springfield and East St. Louis, Illinois to CN, pursuant to the STB’s statutory authority to order “the divestiture of parallel tracks” as a merger condition. Furthermore, if the STB does not provide final approval or imposes conditions on its approval in a final order, and the Company and KCS decide to appeal such final order from the STB, any such appeal might not be resolved for a substantial period of time after the entry of such order by the STB.

If we determine in our reasonable judgment that the STB final approval will not be sought or has not or will not be received prior to March 25, 2023, then we will be required to redeem all of the outstanding 2.450% notes due 2031 and 3.000% notes due 2041 at a special mandatory redemption price equal to 101% of the aggregate principal amount of the applicable notes plus accrued and unpaid interest, if any. The Company may not have sufficient funds or other resources to satisfy such repurchase obligation, which could have a significant adverse impact on the business and financial condition of the Company.

If either (i) final approval from the STB has not been obtained by December 31, 2023 or (ii) the STB has, by a final and non-appealable order, refused to provide final approval (an “STB denial”), the Company would be required to dispose of its investment in KCS. Similarly, if the STB imposes onerous conditions on its final approval, the Company may choose to dispose of its investment in KCS rather than agreeing to the conditions imposed by the STB. In either case, the Company would be obligated under the voting trust agreement to directly or indirectly divest the trust stock in a manner that is acceptable to the STB. In the case of a divestiture, the market and divestiture alternatives for the trust stock might be limited, and such a disposition could cause the Company to incur significant losses and expenses in connection with the transaction, which could have a significant adverse impact on the business and financial condition of the Company.

The Company may be unable to integrate KCS successfully, and the Company may not experience the growth being sought from the combination. The Company and KCS have operated and, until the receipt of final approval from the STB, will continue to operate, independently. Integrating KCS with CP following STB approval of CP control will involve operational, technological and personnel-related challenges, which may be made more difficult in light of the COVID-19 pandemic. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may reduce the growth opportunities sought from the combination.

Climate-Related Risks
The Company has established greenhouse gas (GHG) emission reduction targets to guide the implementation of CP's Climate Strategy. CP's inability to achieve GHG emissions reduction targets could negatively impact both our reputation and financial results. CP has established two science-based GHG emissions reduction targets to address a substantial portion of the Company's Scope 1, Scope 2 and Scope 3 emissions by 2030. The primary risks associated with achieving these commitments include but are not limited to future investments in and the availability of GHG emissions-reduction tools and technologies, CP's ability to work with governments and third parties to mitigate the impacts of climate change, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, capital spending, actions of vendors, the willingness of customers to acquire our services, cost of network expansion, maintenance and retrofits, and physical impact of climate change on our business. Our targets are subject to the successful implementation of the actions and plans outlined in the Climate Strategy as well as the accuracy of the assumptions in the science-based methodology used to calculate these targets. We cannot assure that CP's plans to reduce GHG emissions will be viable or successful. Inability to meet GHG emissions reduction targets could have a material adverse effect on CP's reputation, results of operations or financial position.

29 CP 2021 ANNUAL REPORT

Changing climate conditions, severe weather or natural disasters could result in significant business interruptions and costs to the Company. CP is exposed to severe weather conditions and natural disasters, including earthquakes, hurricanes, floods, fires, avalanches, mudslides, extreme temperatures and significant precipitation that may cause track outages, severe damage to infrastructure and business interruptions that can adversely affect the Company’s entire rail network. For example, the atmospheric river rain storm in British Columbia in November 2021 resulted in damage at more than 30 locations across CP’s Thompson and Cascade subdivision with 20 locations experiencing a significant loss of infrastructure. These events can result in substantial costs to respond during the event and recover following the event. Costs can include modifications to existing infrastructure or implementation of new infrastructure to prevent future impacts to our business.

Impacts from these types of events are highly variable based on the severity and length of the event and scope of network impact. Climate-related changes such as higher temperatures, more intense and frequent rainfall and extreme storms can increase physical climate risk potentially compounding impacts to the business and operations. Such events have had and in the future could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

An escalating price on carbon emissions could materially increase direct costs related to fuel purchases and indirect expenses related to purchased goods, materials, and electricity required to operate our business. As a fuel-intensive operation, CP is exposed to both emerging and escalating carbon pricing regulations. CP is regulated under multiple carbon taxation systems and cap and trade market mechanisms in the Canadian provinces in which we operate. Approximately 75% of CP’s Scope 1 and Scope 2 GHG emissions are generated through our operations in Canada and are impacted by carbon pricing mechanisms.

In most provinces, energy providers and utilities are directly regulated through carbon pricing programs. CP’s carbon costs are generally assessed by our primary fuel suppliers based on fuel purchase transactions. The amount collected by our suppliers follows current regulatory carbon pricing rates multiplied by the total volume of fuel purchased. CP’s carbon costs are also paid to a province as part of tax returns in some locations, based on reported locomotive fuel consumption in a specific region. CP is further exposed to carbon pricing through electricity purchases, where electric utilities pass on carbon costs to customers. Introduction of, or changes to, regulations by government bodies in response to climate change that increase the cost of carbon emissions could result in a significant increase in expenses and could adversely affect our business performance, results of operations, financial position and liquidity.

A number of the sectors CP serves have the potential to be significantly impacted by climate-related transitional risks, including increased regulations, technology changes and shifts in consumer preferences. CP’s business is based on transporting a wide variety of commodities from suppliers to the marketplace. CP regularly transports energy commodities that serve refineries, processing locations and end-users across North America and global markets. CP’s business lines include thermal and metallurgical coal, crude oil and petroleum products, including liquefied petroleum gas, fuel oil, asphalt, gasoline, condensate (diluent) and lubricant oils.

Shifting consumer demand to lower-carbon products and increased climate-focused regulations, such as carbon pricing and fuel regulations, may instigate a broad transition in the energy sector. Programs that place a price on carbon emissions or other government restrictions on certain market sectors may further impact current and potential freight rail customers in the thermal coal, petroleum, crude oil and renewable fuel sectors. A comprehensive transition in the energy sector could significantly impact the markets of CP’s energy customers or lead to market differentiation through geographic variation in policies and demand trends. A portion of CP’s business could be materially affected by such a transition, including thermal coal, crude oil and petroleum products. Potential future changes and instability in these markets represent a significant transition risk to these business lines.

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

CP 2021 ANNUAL REPORT 30
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Network Geography
The Company’s network in Canada extends from the Port of Vancouver, B.C. on Canada’s Pacific Coast to the Port of Montréal, Québec and eastern Québec and to the Port of Saint John, New Brunswick via a haulage agreement, and to the U.S. industrial centres of Chicago, Illinois; Detroit, Michigan; Buffalo and Albany, New York; Kansas City, Missouri; and Minneapolis, Minnesota.
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

31 CP 2021 ANNUAL REPORT

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

The Central Corridor: Moose Jaw and Winnipeg to Chicago and Kansas City
Overview – The Central Corridor connects with the Western Corridor at Moose Jaw and Winnipeg. By running south to Chicago and Kansas City, through the Twin Cities of Minneapolis and St. Paul, Minnesota, and through Milwaukee, Wisconsin, CP provides a direct, single-carrier route between western Canada and the U.S. Midwest, providing access to Great Lakes and Mississippi River ports. From La Crosse, Wisconsin, the Central Corridor continues south towards Kansas City via the Quad Cities (Davenport and Bettendorf in Iowa, and Rock Island and Moline in Illinois), providing an efficient route for traffic destined for southern U.S. and Mexican markets. CP’s Kansas City line also has a direct connection into Chicago and by extension to points east on CP’s network such as Toronto, Ontario and the Port of Montréal.

Products – Traffic transported on the Central Corridor includes intermodal containers from the Port of Vancouver, fertilizers, chemicals, crude, frac sand, Automotive, and Grain and other agricultural products.

Feeder Lines – The Company has operating rights over BNSF tracks between Minneapolis and St. Paul along with connectivity to the twin ports of Duluth and Superior. CP maintains its own yard facilities that provide an outlet for grain from the U.S. Midwest to the grain terminals at these ports. This is a strategic entry point for large dimensional shipments that can be routed via CP's network to locations such as Alberta's Industrial Heartland to serve the needs of the oil sands and energy industry. CP's route from Winona, Minnesota, to Tracy, Minnesota, provides access to key agricultural and industrial commodities. CP’s feeder line between Drake and New Town in North Dakota is geographically situated in a highly strategic region for Bakken oil production. CP also owns two significant feeder lines in North Dakota and western Minnesota operated by the Dakota Missouri Valley and Western Railroad and the Northern Plains Railroad, respectively. Both of these short lines are also active in providing service to agricultural and Bakken-oil-related customers.

Connections – The Company’s Central Corridor connects with all major railways at Chicago. Outside of Chicago, CP has major connections with BNSF at Minneapolis, Minot, North Dakota, and the Duluth-Superior Terminal and with UP at St. Paul and Mankato, Minnesota. CP connects with CN at Milwaukee and Chicago. At Kansas City, CP connects with KCS, BNSF, Norfolk Southern Railway ("NS") and UP. CP’s Central Corridor also links to several short-line railways that primarily serve grain and coal producing areas in the U.S., and extend CP’s market reach in the rich agricultural areas of the U.S. Midwest. A haulage arrangement with Genesee & Wyoming Inc., provides Intermodal service to Jeffersonville, Ohio.

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

The Eastern Corridor: Thunder Bay to Eastern Québec, Detroit and Albany
Overview – The Eastern Corridor extends from Thunder Bay through to the Port of Montréal, Searsport, Maine and the Port of Saint John, via a haulage agreement, and from Toronto to Chicago via Detroit or Buffalo. The Company’s Eastern Corridor provides shippers direct rail service from Toronto, Montréal, and Saint John to Calgary and Vancouver via the Company’s Western Corridor and to the U.S. via the Central Corridor. This is a key element of the Company’s transcontinental intermodal service. The corridor also supports the Company’s market position at the Port of Montréal by providing one of the shortest rail routes for European cargo destined to the U.S. Midwest, using the CP-owned route between Montréal and Detroit, coupled with a trackage rights arrangement on NS tracks between Detroit and Chicago or the CP-owned route between Montréal and Buffalo coupled with a haulage arrangement on CSX Corporation (“CSX”) tracks between Buffalo and Chicago. CP’s 2019 acquisition of CMQ Canada and the 2020 acquisition of CMQ

CP 2021 ANNUAL REPORT 32
U.S. extends access through southern and eastern Québec to Saint John, New Brunswick, via a haulage agreement, and to the U.S. Northeast including Searsport, Maine. In 2020, CP acquired full ownership of the DRTP. The 1.6-mile tunnel linking Windsor and Detroit will continue to be operated by CP.

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

Connections – The Eastern Corridor connects with a number of short-line railways including routes from Montréal to Québec City, Québec and Brownsville Junction, Maine to Saint John, New Brunswick. Connections are also made with Pan Am Southern, LLC at Mechanicville, New York, for service to the Boston and New England areas, the Vermont Railway at Whitehall, New York, and at Northern Main Junction. Through haulage arrangements, CP has service to Fresh Pond, New York, to connect with New York & Atlantic Railway as well as direct access to the Bronx and Queens, New York. CP can also access Philadelphia as well as a number of short-lines in Pennsylvania. Connections are also made with CN at a number of locations, including Sudbury, North Bay, Windsor, London, Hamilton and Toronto in Ontario, and Montréal in Québec. CP also connects in New York with the two eastern Class I railways; NS and CSX at Buffalo, NS at Schenectady and CSX at Albany.

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

Track and Infrastructure
CP operates on a network of approximately 13,000 miles of first main track, of which 2,300 miles CP accesses under trackage rights. The Company's owned track miles include leases with wholly owned subsidiaries where the term of the lease exceeds 99 years. CP's track miles do not include approximately 7,100 miles of tracks owned and operated by KCS and its subsidiaries. CP's track network represents the size of the Company's operations that connects markets, customers and other railways. Of the total mileage operated, approximately 5,400 miles are located in western Canada, 2,500 miles in eastern Canada (including CMQ Canada), 4,500 miles in the U.S. Midwest and 700 miles in the U.S. Northeast. CP’s network accesses the U.S. markets directly through four wholly owned subsidiaries: Soo Line Railroad Company (“Soo Line”), a Class I railway operating in the U.S. Midwest; the Dakota, Minnesota & Eastern Railroad ("DM&E"), which operates in the U.S. Midwest; the D&H, which operates between eastern Canada and the U.S. Northeast; and the CMQ U.S., which operates in the U.S. Northeast.

33 CP 2021 ANNUAL REPORT

At December 31, 2021, the breakdown of CP operated track miles is as follows:

Total
First main track	13,046
Second and other main track	1,046
Passing sidings and yard track	4,262
Industrial and way track	879
Total track miles	19,233

Rail Facilities
CP operates numerous facilities including: terminals for intermodal, transload, automotive and other freight; classification rail yards for train-building and switching, storage-in-transit and other activities; offices to administer and manage operations; dispatch centres to direct traffic on the rail network; crew quarters to house train crews along the rail line; shops and other facilities for fuelling; maintenance and repairs of locomotives; and facilities for maintenance of freight cars and other equipment. The Company continues to invest in terminal upgrades and new facilities to accommodate incremental growth in volumes, such as new transload facilities in Vancouver and Montreal. Typically in all of our major yards, CP Police Services has offices to ensure the safety and security of the yards and operations.

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

The Company’s locomotive fleet is composed of largely high-adhesion alternating current locomotives that are more fuel efficient and reliable and have superior hauling capacity as compared with standard direct current locomotives. The Company has entered into locomotive leases in the past to ensure there is appropriate capacity to meet market demand. The Company continued a modernization program on several of the oldest locomotives in the fleet in order to improve reliability and availability, as well as to introduce new technology to the fleet. CP’s locomotive productivity, defined as the daily average GTMs divided by daily average operating horsepower, for the years ended December 31, 2021, 2020, and 2019, was 201, 207, and 202 GTMs per Operating horsepower, respectively. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. As of December 31, 2021, the Company had 304 locomotives in storage. As of December 31, 2021, CP owned or leased the following locomotive units:

Locomotives	Owned	Leased	Total	Average Age (in years)
Line haul	768	56	824	14
Road switcher	562	8	570	31
Total locomotives	1,330	64	1,394	21

CP 2021 ANNUAL REPORT 34
CP’s average in-service utilization percentage for freight cars, for the years ended December 31, 2021, 2020, and 2019, was 83%, 81%, and 81%, respectively. Average in-service utilization is defined as average active fleet for the year divided by total cars, excluding company service cars and tank cars as these are utilized only as required for non-revenue movements. As of December 31, 2021, CP owned and leased the following units of freight cars:

Freight cars	Owned	Leased	Total	Average Age (in years)
Box car	2,361	422	2,783	31
Covered hopper	9,938	5,386	15,324	16
Flat car	1,407	1,119	2,526	27
Gondola	3,605	1,611	5,216	21
Intermodal	1,265	150	1,415	17
Multi-level autorack	2,752	1,105	3,857	27
Company service car	2,408	176	2,584	46
Open top hopper	11	—	11	33
Tank car	30	8	38	18
Total freight cars	23,777	9,977	33,754	22

As of December 31, 2021, CP owned and leased the following units of intermodal equipment:

Intermodal equipment	Owned	Leased	Total	Average Age (in years)
Containers	8,229	—	8,229	7
Chassis	6,992	109	7,101	11
Total intermodal equipment	15,221	109	15,330	9

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

35 CP 2021 ANNUAL REPORT

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

CP 2021 ANNUAL REPORT 36
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

Name, Age and Position	Business Experience
Keith Creel, 53 President and Chief Executive Officer	Mr. Creel became President and CEO of CP on January 31, 2017. Previously, he was President and Chief Operating Officer ("COO") from February 5, 2013, to January 30, 2017.

Prior to joining CP, Mr. Creel was Executive Vice-President and COO at CN from January 2010 to February 2013. During his time at CN, Mr. Creel held various positions including Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of the Prairie Division.

Mr. Creel began his railroad career at Burlington Northern Railway in 1992 as an intermodal ramp manager in Birmingham, Alabama. He also spent part of his career at Grand Trunk Western Railroad as a superintendent and general manager, and at Illinois Central Railroad as a trainmaster and director of corridor operations, prior to its merger with CN in 1999. Mr. Creel holds a Bachelor of Science in marketing from Jacksonville State University and completed the Advanced Management Program at Harvard Business School.
Nadeem Velani, 49 Executive Vice-President and Chief Financial Officer	Mr. Velani has been Executive Vice-President and CFO of CP since October 17, 2017. Previous to this appointment, he was the Vice-President and CFO of CP from October 19, 2016, to October 16, 2017, Vice-President, Investor Relations from October 28, 2015, and Assistant Vice-President, Investor Relations from March 11, 2013.

Prior to joining CP, Mr. Velani spent 15 years at CN where he worked in a variety of positions in Strategic and Financial Planning, Investor Relations, Sales and Marketing, and the Office of the President and CEO.

Mr. Velani holds a Bachelor of Economics degree from Western University and an MBA in Finance/International Business from McGill University.
John Brooks, 51 Executive Vice-President and Chief Marketing Officer	Mr. Brooks has been Executive Vice-President and Chief Marketing Officer ("CMO") of CP since February 14, 2019. Previous to this appointment, he was the Senior Vice-President and CMO of CP from February 14, 2017, to February 13, 2019. He has worked in senior marketing roles at CP since he joined the Company in 2007, most recently as Vice-President, Marketing – Bulk and Intermodal.

Mr. Brooks began his railroading career with UP and later helped start I&M Rail Link, LLC, which was purchased by DM&E in 2002. Mr. Brooks was Vice-President, Marketing at DM&E prior to it being acquired by CP in 2007.

With more than 20 years in the railroading business, Mr. Brooks brings a breadth of experience to the CMO role that is pivotal to CP's continued and future success.
Mark Redd, 51 Executive Vice-President, Operations	Mr. Redd has been Executive Vice-President Operations since September 1, 2019. Before this appointment, he was Senior Vice-President Operations Western Region from February 2, 2017, to August 31, 2019, and Vice-President Operations Western Region from April 20, 2016, to February 1, 2017.

Previous to these roles, he was General Manager Operations U.S. West and General Manager Operations Central Division. He was named CP's 2016 Railroader of the Year. Prior to joining CP in October 2013, Mr. Redd worked for over 20 years at Kansas City Southern Railway where he held a variety of leadership positions in network and field operations. Mr. Redd holds a Bachelor and Master of Science in Management from the University of Phoenix and an Executive MBA from the University of Missouri – Kansas City.

37 CP 2021 ANNUAL REPORT

Jeffrey Ellis, 54 Chief Legal Officer and Corporate Secretary	Mr. Ellis has been Chief Legal Officer and Corporate Secretary of CP since November 23, 2015. Mr. Ellis is accountable for the overall strategic leadership, oversight and performance of the legal, corporate secretarial, government relations and public affairs functions of CP in Canada and the U.S.

Prior to joining CP in 2015, Mr. Ellis was the U.S. General Counsel at BMO Financial Group ("BMO"). Before joining BMO in 2006, Mr. Ellis was with the law firm of Borden Ladner Gervais LLP in Toronto, Ontario.

Mr. Ellis has Bachelor of Arts and Master's of Arts degrees from the University of Toronto, Juris Doctor and Master of Laws degrees from Osgoode Hall Law School, and an MBA from the Richard Ivey School of Business, Western University. Mr. Ellis is a member of the bars of New York, Illinois, Ontario and Alberta.
Laird Pitz, 77 Senior Vice-President and Chief Risk Officer	Mr. Pitz has been Senior Vice-President and Chief Risk Officer ("CRO") of CP since October 17, 2017. Previously, he was the Vice-President and CRO of CP from October 29, 2014, to October 16, 2017, and the Vice-President, Security and Risk Management of CP from April 2014 to October 2014.

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
James Clements, 52 Senior Vice-President, Strategic Planning and Technology Transformation	Mr. Clements has been Senior Vice-President, Strategic Planning and Technology Transformation since September 1, 2019. Before this appointment, he was the Vice-President, Strategic Planning and Transportation Services of CP from 2014. Mr. Clements has responsibilities that include strategic network issues, Network Service Centre operations and Information Services.

Mr. Clements has been at CP for 27 years and his previous experience and leadership roles covers a wide range of areas of CP’s business, including car management, finance, joint facilities agreements, logistics, grain marketing and sales in both Canada and the U.S., as well as marketing and sales responsibility for various other lines of business at CP.

Mr. Clements holds an MBA in International Business and Finance from McGill University and a Bachelor of Science in Computer Science and Mathematics from McMaster University.
Mike Foran, 48 Vice-President, Market Strategy and Asset Management	Mr. Foran has been Vice-President, Market Strategy and Asset Management of CP since February 14, 2017. His prior roles with CP include Vice-President Network Transportation from 2014 to 2017, Assistant Vice-President Network Transportation from 2013 to 2014, and General Manager – Asset Management from 2012 to 2013. In over 20 years at CP, Mr. Foran has worked in operations, business development, marketing and general management.

Mr. Foran holds an Executive MBA from the Ivey School of Business at Western University and a Bachelor of Commerce from the University of Calgary.

CP 2021 ANNUAL REPORT 38

Chad Rolstad, 45 Vice-President, Human Resources and Chief Culture Officer	Mr. Rolstad has been Vice-President, Human Resources since February 14, 2019, and the Chief Culture Officer since September 1, 2019. Previous to this appointment, he was Assistant Vice-President, Human Resources of CP from August 1, 2018, to February 13, 2019, and Assistant Vice-President, Strategic Procurement of CP from April 10, 2017, to July 31, 2018.

Prior to joining CP, Mr. Rolstad held various leadership positions at BNSF Railway in marketing and operations.

Mr. Rolstad has a Bachelor of Science from the Colorado School of Mines and an MBA from Duke University.
Pam Arpin, 46 Vice-President and Chief Information Officer
Ms. Arpin has been Vice-President and Chief Information Officer since July 19, 2021. Previous to this appointment, she was the Company's first Vice-President Innovation & Business Transformation. a portfolio she retains in her current role. Ms. Arpin is accountable for redefining CP's digital strategy and information services roadmap, enabling CP's strategic business goals with the right investments in technology.

Ms. Arpin has navigated an extensive and varied career at CP, and has 20-plus years of experience covering a wide range of areas including commercial, operations, finance and customer service roles. She was named the 2019 Railway Woman of the Year by the League of Railway Women and was named one of Canada's Most Powerful Women: Top 100 by the Women's Executive Network that same year.

Ms. Arpin holds a Bachelor of Commerce from the University of Saskatchewan.

39 CP 2021 ANNUAL REPORT

PART II

CP 2021 ANNUAL REPORT 40
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Information
The Common Shares are listed on the TSX and on the NYSE under the symbol "CP".

Share Capital
At February 22, 2022, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 929,712,071 Common Shares and no preferred shares issued and outstanding, which consists of 15,332 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Options issued prior to the share split further described in Item 1. Business, Business Developments now each provide rights over five shares. For consistency, all number of options presented herein are shown on the basis of the number of shares subject to the options. At February 22, 2022, 8,144,004 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 2,504,311 options available to be issued by the Company’s MSOIP in the future. CP also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

Stock Performance Graph
The following graph provides an indicator of cumulative total shareholder return on the Common Shares, of an assumed investment of $100, as compared to the TSX 60 Index (“TSX 60”), the Standard & Poor's 500 Stock Index (“S&P 500”), and the peer group index (comprising CN, UP, NS and CSX) on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any dividends are reinvested.

(1) KCS was excluded from the peer group index in 2021 as shares were no longer publicly listed effective December 14, 2021. Comparative periods were restated to conform with the current year presentation.

41 CP 2021 ANNUAL REPORT

Issuer Purchase of Equity Securities
CP established a share repurchase program which is further described in Item 8. Financial Statements and Supplementary Data, Note 22 Shareholders' equity. As at December 31, 2021, the Company had not purchased any Common Shares under this program.

ITEM 6. [RESERVED]

CP 2021 ANNUAL REPORT 42
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

43 CP 2021 ANNUAL REPORT

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes in Item 8. Financial Statements and Supplementary Data, and other information in this annual report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

For purposes of this report, all references herein to “CP”, “the Company”, “we”, “our” and “us” refer to Canadian Pacific Railway Limited ("CPRL"), CPRL and its subsidiaries, CPRL and one or more of its subsidiaries, or one or more of CPRL's subsidiaries, as the context may require.

Executive Summary
2021 Results
•Financial performance – In 2021, CP reported Diluted earnings per share ("EPS") of $4.18, a 16% increase from $3.59 in 2020. Adjusted diluted EPS increased by 7% to $3.76 in 2021 from $3.53 in 2020. CP’s commitment to service and operational efficiency produced an Operating ratio of 59.9% and an Adjusted operating ratio of 57.6%. Adjusted diluted EPS and Adjusted operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues – CP’s Total revenues increased by 4% to $7,995 million in 2021 from $7,710 million in 2020, driven primarily by higher freight rates, partially offset by lower volumes as measured by revenue ton-miles ("RTMs").

•Operating performance – Average train weight increased by 3% to 9,967 tons and average train length increased by 3% to 8,200 feet due to improvements in operating plan efficiency, in each case compared to 2020. These metrics are discussed further in Performance Indicators of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table compares 2021 outlook to actual results:

	RTM growth	Adjusted diluted EPS(1)	Capital expenditures
Outlook	High-single-digit growth Revised quarterly and updated during the fourth quarter to be approximately flat	Double-digit growth Revised quarterly and updated during the fourth quarter to high single-digit growth	Approximately $1.55 billion
Actual outcomes	RTMs decreased by 2,205 million, or 1%	Adjusted diluted EPS growth of 7% to $3.76	$1.53 billion
(1) Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The update in RTM growth expectation was based on the impact of severe weather from the drought conditions on Canadian grain and the British Columbia ("B.C.") floods. The update in Adjusted diluted EPS expectation was also based on the impacts of the accelerated timeline of the Kansas City Southern ("KCS") acquisition closing into trust.

CP 2021 ANNUAL REPORT 44
Performance Indicators
The following table lists the key measures of the Company’s operating performance:

				% Change
For the year ended December 31	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operations Performance
Gross ton-miles (“GTMs”) (millions)	271,921	272,360	280,724	—	(3)
Train miles (thousands)	29,397	30,324	32,924	(3)	(8)
Average train weight – excluding local traffic (tons)	9,967	9,707	9,129	3	6
Average train length – excluding local traffic (feet)	8,200	7,929	7,388	3	7
Average terminal dwell (hours)	7.2	6.5	6.4	11	2
Average train speed (miles per hour, or "mph")	21.6	22.0	22.2	(2)	(1)
Locomotive productivity (GTMs / operating horsepower, or "GTMs/OHP")	201	207	202	(3)	2
Fuel efficiency (U.S. gallons of locomotive fuel consumed /1,000 GTMs)	0.931	0.942	0.955	(1)	(1)
Total Employees and Workforce
Total employees (average)	12,337	12,168	13,103	1	(7)
Total employees (end of period)	11,834	11,890	12,694	—	(6)
Workforce (end of period)	11,872	11,904	12,732	—	(7)
Safety Indicators
FRA personal injuries per 200,000 employee-hours	0.92	1.11	1.42	(17)	(22)
FRA train accidents per million train-miles	1.10	0.96	1.06	15	(9)

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs for 2021 were 271,921 million, a slight decrease compared with 272,360 million in 2020. This decrease was mainly attributable to lower volumes of Grain and Potash. This decrease was partially offset by increased volumes of Metals, minerals and consumer products, Energy, chemicals and plastics, and Automotive.

GTMs in 2020 were 272,360 million, a 3% decrease compared with 280,724 million in 2019. This decrease was primarily driven by decreased volumes of crude, Coal, and frac sand. This decrease was partially offset by increased volumes of Grain, Potash, and Fertilizers and sulphur.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. Train miles for 2021 were 29,397 thousands, a decrease of 3% compared with 30,324 thousands in 2020. This decrease reflects the impact of a slight decrease in workload (GTMs), as well as the impact of a 3% increase in average train weights.

Train miles in 2020 were 30,324, an decrease of 8% compared with 32,924 thousands in 2019. This decrease reflects the impact of a 3% decrease in workload (GTMs), as well as a 6% increase in average train weights.

Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight of 9,967 tons in 2021 increased by 260 tons, or 3% compared with 9,707 tons in 2020. This increase was a result of improvements in operating plan efficiency and continued improvements

45 CP 2021 ANNUAL REPORT

in bulk train efficiency due to moving longer and heavier Grain and export potash trains. This increase was partially offset by lower volumes of heavier bulk commodities. Improvements for Grain trains were driven by the High Efficiency Product ("HEP") train model, which is an 8,500-foot train model that features the new high-capacity grain hopper cars and increased grain carrying capacity.

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

Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP's track equipment and materials, and the haulage of other railroads' trains on CP's network. An increase in average train length indicates improved asset utilization. Average train length of 8,200 feet in 2021 increased by 271 feet, or 3%, compared with 7,929 feet in 2020. This increase was a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving longer Grain and export potash trains. Improvements for Grain trains were driven by the 8,500-foot HEP train model.

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

Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell of 7.2 hours in 2021 increased by 11% from 6.5 hours in 2020. This unfavourable increase was a result of aligning the operating plan to demand in order to maintain network efficiencies, as well as the impacts of the B.C. wildfires in the third quarter and B.C. floods in the fourth quarter of 2021. Aligning the operating plan to demand resulted in increased average train weight and average train length.

Average terminal dwell of 6.5 hours in 2020 increased by 2% from 6.4 hours in 2019. This unfavourable increase was a result of aligning the operating plan to demand in order to maintain network efficiencies in the last three quarters of 2020. Aligning the operating plan to demand resulted in increased average train weight, average train length, and increased locomotive productivity.

Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railways and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed was 21.6 mph in 2021, a decrease of 2%, from 22.0 mph in 2020. This decrease in speed was driven primarily by harsh winter operating conditions in the first quarter of 2021 as well as the impact of the B.C. wildfires in the third quarter of 2021.

Average train speed in 2020 was 22.0 mph, a decrease of 1%, from 22.2 mph in 2019. This decrease in speed was a result of aligning the operating plan to demand in order to maintain network efficiencies in the last three quarters of 2020, partially offset by improved winter operating conditions in the first quarter of 2020. Aligning the operating plan to demand resulted in increased average train weight, average train length, and increased locomotive productivity.

Locomotive productivity is defined as the daily average GTMs divided by daily average operating horsepower. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. An increase in locomotive productivity indicates more efficient locomotive utilization and may also be the result of moving heavier commodities. Locomotive productivity was 201 GTMs/OHP in 2021, a decrease of 6 GTMs/OHP, or 3%, compared to 207 GTMs/OHP in 2020. This decrease was primarily due to moving higher volumes of merchandise, which are lighter than bulk commodities, as well the impacts of the B.C. floods in the fourth quarter of 2021.

Locomotive productivity was 207 GTMs/OHP in 2020, an increase of 5 GTMs/OHP, or 2%, compared to 202 GTMs/OHP in 2019. This increase was primarily due to improvements in operating plan efficiency as a result of aligning the operating plan to demand.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency for 2021 was 0.931 U.S. gallons/1,000 GTMs, an improvement of 1% compared to 0.942 U.S. gallons/1,000 GTMs in 2020. This improvement was due to running longer and

CP 2021 ANNUAL REPORT 46
heavier trains as a result of improvements in the operating plan. Fuel efficiency for 2020 was 0.942 U.S. gallons/1,000 GTMs, an improvement of 1% compared to 0.955 U.S. gallons/1,000 GTMs in 2019. This improvement was primarily due to improved winter operating conditions in the first quarter of 2020.

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

The average number of total employees for 2021 was 12,337, an increase of 169, or 1%, compared to 12,168 in 2020. This increase was driven by the return to work of employees furloughed in the prior year as a result of the economic downturn caused by COVID-19. The total number of employees as at December 31, 2021 was 11,834, a decrease of 56 compared to 11,890 as at December 31, 2020.

The average number of total employees for 2020 was 12,168, a decrease of 935, or 7%, compared to 13,103 in 2019. This decrease was primarily due to more efficient resource planning, including furloughs associated with the economic downturn caused by COVID-19, partially offset by the addition of Central Maine & Quebec Railway U.S. Inc. employees. The total number of employees as at December 31, 2020 was 11,890, a decrease of 804, or 6%, compared to 12,694 as at December 31, 2019, due to reduced workload as measured in GTMs and more efficient resource planning.

The total workforce as at December 31, 2021 was 11,872, a decrease of 32, compared to 11,904 as at December 31, 2020.

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

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 0.92 in 2021, compared with 1.11 in 2020 and 1.42 in 2019.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $11,200 in damage in 2021 and U.S. $10,700 in damage for 2020 and 2019. The FRA train accidents per million train-miles frequency for CP was 1.10 in 2021 , compared with 0.96 in 2020 and 1.06 in 2019.

47 CP 2021 ANNUAL REPORT

Results of Operations
Income

Operating Income
(in millions of $)

3,500
3,000
2,500
2,000
1,500
1,000
3,206
3,311
3,124
2021
2020
2019

Adjusted Operating Income
(in millions of $) *
3,500
3,000
2,500
2,000
1,500
1,000
3,389
3,311
3,124
2021
2020
2019

* Adjusted operating income is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income was $3,206 million in 2021, a decrease of $105 million, or 3%, from $3,311 million in 2020. This decrease was primarily due to:
•acquisition-related costs of $183 million associated with the KCS acquisition that were recognized in Purchased services and other;
•lower volumes as measured by RTMs;
•the unfavourable impact of the change in foreign exchange ("FX") of $117 million;
•a gain of $68 million recognized in 2020 as a result of the remeasurement to fair value of the previously held equity investment in the Detroit River Tunnel Partnership ("DRTP");
•higher depreciation and amortization of $46 million (excluding FX);
•cost inflation; and
•higher defined benefit ("DB") pension and post-retirement benefits current service cost of $32 million.

This decrease was partially offset by:
•higher freight rates;
•a gain on the exchange of property and construction easements in Chicago of $50 million and higher gains on land sales primarily in B.C. of $29 million;
•lower stock-based compensation of $39 million primarily driven by the impact of changes in share price; and
•the efficiencies generated from improved operating performance and asset utilization.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, was $3,389 million in 2021, an increase of $78 million, or 2%, from $3,311 million in 2020. This increase was primarily due to:
•higher freight rates;
•a gain on the exchange of property and construction easements in Chicago of $50 million and higher gains on land sales primarily in B.C. of $29 million;
•lower stock-based compensation of $39 million primarily driven by the impact of changes in share price; and
•the efficiencies generated from improved operating performance and asset utilization.

This increase was partially offset by:
•lower volumes as measured by RTMs;
•the unfavourable impact of the change in FX of $117 million;
•a gain of $68 million recognized in 2020 as a result of the remeasurement to fair value of the previously held equity investment in DRTP;
•higher depreciation and amortization of $46 million (excluding FX);
•cost inflation; and
•higher DB pension and post-retirement benefits current service cost of $32 million.

CP 2021 ANNUAL REPORT 48
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

There were no adjustments to operating income in 2020 and 2019.

Operating Ratio

Operating Ratio (%)
59.9
57.1
59.9
60.0
55.0
50.0
2021
2020
2019

Adjusted Operating Ratio (%)*
60.0
55.0
50.0
57.6
57.1
59.9
2021
2020
2019

*Adjusted operating ratio is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 59.9% in 2021, a 280 basis point increase from 57.1% in 2020. This increase was primarily due to:
•acquisition-related costs associated with the KCS acquisition that were recognized in Purchased services and other;
•the unfavourable impact of changes in fuel prices, net of recoveries;
•lower volumes as measured by RTMs;
•a gain recognized in 2020 as a result of the remeasurement to fair value of the previously held equity investment in DRTP;
•higher depreciation and amortization (excluding FX); and
•cost inflation.

This increase was partially offset by higher freight rates and a gain on the exchange of property and construction easements in Chicago and higher gains on land sales primarily in B.C.

Adjusted operating ratio was 57.6% in 2021, a 50 basis point increase from 57.1% in 2020. This increase reflects the same factors discussed above for the increase in Operating ratio, except that Adjusted operating ratio in 2021 excludes the acquisition-related costs associated with the KCS acquisition that were recognized in Purchased services and other.

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

49 CP 2021 ANNUAL REPORT

This improvement was partially offset by:
•higher depreciation and amortization;
•cost inflation; and
•higher stock-based compensation.

There were no adjustments to the operating ratio in 2020 and 2019.

Net Income

Net Income (in millions of $)
3,000
2,500
2,000
1,500
1,000
2,852
2,444
2,440
2021
2020
2019

Adjusted Income (in millions of $) *
3,000
2,500
2,000
1,500
1,000
2,565
2,403
2,290
2021
2020
2019

*Adjusted income is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net income was $2,852 million in 2021, an increase of $408 million, or 17%, from $2,444 million in 2020. This increase was primarily due to the $845 million merger termination payment received in connection with KCS's termination of the Original Merger Agreement and higher freight rates.

This increase was partially offset by:
•acquisition-related costs of $599 million associated with the KCS acquisition including $169 million costs incurred by KCS recognized in Equity loss of KCS;
•lower volumes as measured by RTMs; and
•the unfavourable impact of the change in FX of $90 million.

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

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $2,565 million in 2021, an increase of $162 million, or 7%, from $2,403 million in 2020. This increase was primarily due to higher
Adjusted operating income and higher other components of net periodic benefit recovery.

Adjusted income was $2,403 million in 2020, an increase of $113 million, or 5%, from $2,290 million in 2019. This increase was primarily due to higher Operating income, partially offset by lower other components of net periodic benefit recovery.

CP 2021 ANNUAL REPORT 50
Diluted Earnings per Share

Diluted EPS ($)
5
4
3
2
1
0
4.18
3.59
3.50
2021
2020
2019

Adjusted Diluted EPS ($) *
5
4
3
2
1
0
3.76
3.53
3.29
2021
2020
2019

*Adjusted diluted EPS is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Diluted EPS was $4.18 in 2021, an increase of $0.59, or 16%, from $3.59 in 2020. This increase was due to a higher Net income.

Diluted EPS was $3.59 in 2020, an increase of $0.09, or 3%, from $3.50 in 2019. This increase was due to a lower average number of outstanding Common Shares due to the Company's share repurchase program, and higher Net income.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $3.76 in 2021, an increase of $0.23, or 7%, from $3.53 in 2020. This increase was due to higher Adjusted income.

Adjusted diluted EPS was $3.53 in 2020, an increase of $0.24, or 7%, from $3.29 in 2019. This increase was due to higher Adjusted income and lower average number of outstanding Common Shares due to the Company's share repurchase program.

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

Return on average shareholders' equity was 13.9% in 2021, a 2,010 basis point decrease compared to 34.0% in 2020. This decrease was due to higher average shareholders' equity driven by shares issued for the KCS acquisition and accumulated Net income, partially offset by higher Net income.

Return on average shareholders' equity was 34.0% in 2020, a 160 basis point decrease compared to 35.6% in 2019. This decrease was due to higher average shareholders' equity due to accumulated Net income, partially offset by the impact of the Company's share repurchase program.

Adjusted ROIC was 8.2% in 2021, an 850 basis point decrease compared to 16.7% in 2020. This decrease was primarily due to higher average long-term debt and shares issued for the KCS acquisition and accumulated Adjusted income.

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

51 CP 2021 ANNUAL REPORT

On February 18, 2022, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.27 Canadian dollars.

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

Average exchange rates (Canadian/U.S. dollar)	2021	2020	2019	2018	2017
For the year ended – December 31	$1.25	$1.34	$1.33	$1.30	$1.30
For the three months ended – December 31	$1.26	$1.30	$1.32	$1.32	$1.27

Exchange rates (Canadian/U.S. dollar)	2021	2020	2019	2018	2017
Beginning of year – January 1	$1.28	$1.30	$1.36	$1.25	$1.34
Beginning of quarter – April 1	$1.26	$1.41	$1.33	$1.29	$1.33
Beginning of quarter – July 1	$1.24	$1.36	$1.31	$1.32	$1.30
Beginning of quarter – October 1	$1.27	$1.33	$1.32	$1.29	$1.25
End of year – December 31	$1.28	$1.28	$1.30	$1.36	$1.25

High/Low exchange rates (Canadian/U.S. dollar)	2021	2020	2019	2018	2017
High	$1.29	$1.45	$1.36	$1.37	$1.37
Low	$1.20	$1.27	$1.30	$1.23	$1.21

In 2021, the impact of a weaker U.S. dollar resulted in a decrease in Total revenues of $228 million, a decrease in Total operating expenses of $111 million and a decrease in Net interest expense of $27 million. In 2020, the impact of a stronger U.S. dollar resulted in an increase in Total revenues of $33 million, an increase in Total operating expenses of $23 million and an increase in Net interest expense of $4 million.

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

Average Fuel Price (U.S. dollars per U.S. gallon)	2021	2020	2019
For the year ended – December 31	$2.70	$1.90	$2.49
For the three months ended – December 31	$3.03	$1.91	$2.53

The impact of fuel price on earnings includes the impacts of provincial and federal carbon taxes and levies recovered and paid, on revenues and expenses, respectively.

In 2021, the unfavourable impact of fuel prices on Operating income was $7 million. Higher fuel prices resulted in an increase in Total operating expenses of $243 million. Higher fuel prices and increased carbon tax recoveries, partially offset by the timing of recoveries from CP's fuel cost adjustment program, resulted in an increase in Total revenues of $236 million from 2020. In 2020, the impact of lower fuel prices resulted in a decrease in Total revenues of $170 million and a decrease in Total operating expenses of $195 million.

CP 2021 ANNUAL REPORT 52
Impact of Share Price on Earnings
Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP". As a result of the five-for-one share split of the Company's issued and outstanding Common Shares, which began trading on a post-split basis on May 14, 2021, per share amounts and all outstanding Common Shares for periods prior to Q2 2021 have been retrospectively adjusted. The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for each quarter, on a post-split basis, and the change in the price of the Common Shares on the TSX and the NYSE for the years ended December 31, 2021, 2020 and 2019:

Toronto Stock Exchange (in Canadian dollars)	2021	2020	2019
Opening Common Share price, as at January 1	$88.31	$66.21	$48.45
Ending Common Share price, as at March 31	$96.00	$62.11	$55.07
Ending Common Share price, as at June 30	$95.32	$69.06	$61.69
Ending Common Share price, as at September 30	$82.71	$81.01	$58.88
Ending Common Share price, as at December 31	$90.98	$88.31	$66.21
Change in Common Share price for the year ended December 31	$2.67	$22.10	$17.76

New York Stock Exchange (in U.S. dollars)	2021	2020	2019
Opening Common Share price, as at January 1	$69.34	$50.99	$35.52
Ending Common Share price, as at March 31	$75.86	$43.92	$41.21
Ending Common Share price, as at June 30	$76.91	$51.07	$47.05
Ending Common Share price, as at September 30	$65.07	$60.89	$44.49
Ending Common Share price, as at December 31	$71.94	$69.34	$50.99
Change in Common Share price for the year ended December 31	$2.60	$18.35	$15.47

In 2021, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $11 million compared to $58 million in 2020, and $42 million in 2019.

The impact of share price on stock-based compensation is discussed further in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Share Price Impact on Stock-Based Compensation.

53 CP 2021 ANNUAL REPORT

Operating Revenues

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(2)	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$7,816	$7,541	$7,613	$275	4	7	$(72)	(1)	(1)
Non-freight revenues (in millions)	179	169	179	10	6	7	(10)	(6)	(6)
Total revenues (in millions)	$7,995	$7,710	$7,792	$285	4	7	$(82)	(1)	(1)
Carloads (in thousands)	2,735.5	2,708.4	2,766.4	27.1	1	N/A	(58.0)	(2)	N/A
Revenue ton-miles (in millions)	149,686	151,891	154,378	(2,205)	(1)	N/A	(2,487)	(2)	N/A
Freight revenue per carload (in dollars)	$2,857	$2,784	$2,752	$73	3	6	$32	1	1
Freight revenue per revenue ton-mile (in cents)	5.22	4.96	4.93	0.26	5	8	0.03	1	—
(1) Freight revenues include fuel surcharge revenues of $535 million in 2021, $297 million in 2020 and $464 million in 2019. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.
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

Freight Revenues
Freight revenues were $7,816 million in 2021, an increase of $275 million, or 4%, from $7,541 million in 2020. This increase was primarily due to increased freight revenue per RTM. This increase was partially offset by lower volumes as measured by RTMs.

Freight revenues were $7,541 million in 2020, a decrease of $72 million, or 1%, from $7,613 million in 2019. This decrease was primarily due to lower volumes as measured by RTMs. This decrease was partially offset by higher freight revenue per RTM.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for 2021 were 149,686 million, a decrease of 2,205 million, or 1%, compared with 151,891 million in 2020. This decrease was mainly attributable to lower volumes of Grain and Potash. This decrease was partially offset by higher volumes of Metals, minerals and consumer products, Energy, chemicals and plastics, and Automotive.

RTMs for 2020 were 151,891 million, a decrease of 2,487 million, or 2%, compared with 154,378 million in 2019. This decrease was mainly attributable to lower volumes of crude, Coal and frac sand. This decrease was partially offset by higher volumes of Grain, Potash, and Fertilizers and sulphur.

Freight revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per RTM was 5.22 cents in 2021, an increase of 0.26 cents, or 5%, from 4.96 cents in 2020. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $236 million, higher freight rates, and moving higher volumes of Automotive, which has a higher freight revenue per RTM compared to the corporate average. This increase was partially offset by the unfavourable impact of the change in FX of $226 million.

Freight revenue per RTM was 4.96 cents in 2020, an increase of 0.03 cents, or 1%, from 4.93 cents in 2019. This increase was primarily due to higher liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $33 million. This increase was partially offset by the unfavourable impact of lower fuel surcharge revenue as a result of lower fuel prices of $170 million and moving lower volumes of Automotive, which has a higher freight revenue per RTM compared to the corporate average.

Carloads
Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 2,735.5 thousand in 2021, an increase of 27.1 thousand, or 1%, from 2,708.4 thousand in 2020. This increase was primarily due to higher volumes of Coal, Metals, minerals and consumer products, Intermodal, and Energy, chemicals and plastics. This increase was partially offset by lower volumes of Grain and Potash.

CP 2021 ANNUAL REPORT 54
Carloads were 2,708.4 thousand in 2020, a decrease of 58.0 thousand, or 2%, from 2,766.4 thousand in 2019. This decrease was primarily due to lower volumes of crude, Coal, and frac sand. This decrease was partially offset by higher volumes of Grain and Potash.

Freight revenue per carload
Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $2,857 in 2021, an increase of $73, or 3%, from $2,784 in 2020. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $236 million and higher freight rates. This increase was partially offset by the unfavourable impact of the change in FX of $226 million.

Freight revenue per carload was $2,784 in 2020, an increase of $32, or 1%, from $2,752 in 2019. This increase was primarily due to higher liquidated damages, including customer volume commitments, higher freight rates, and the favourable impact of the change in FX of $33 million. This increase was partially offset by the unfavourable impact of lower fuel surcharge revenue as a result of lower fuel prices of $170 million.

Non-freight Revenues
Non-freight revenues were $179 million in 2021, an increase of $10 million, or 6%, from $169 million in 2020. This increase was primarily due to revenue recognized for construction easements in Chicago of $13 million, higher leasing revenues, and higher revenue from passenger service operators, partially offset by lower revenue from logistical services and switching fees.

Non-freight revenues were $169 million in 2020, a decrease of $10 million, or 6%, from $179 million in 2019. This decrease was primarily due to lower revenue from passenger service operators.

Lines of Business
Grain

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,684	$1,829	$1,684	$(145)	(8)	(5)	$145	9	8
Carloads (in thousands)	426.2	480.1	431.4	(53.9)	(11)	N/A	48.7	11	N/A
Revenue ton-miles (in millions)	37,999	41,747	36,941	(3,748)	(9)	N/A	4,806	13	N/A
Freight revenue per carload (in dollars)	$3,951	$3,810	$3,904	$141	4	6	$(94)	(2)	(3)
Freight revenue per revenue ton-mile (in cents)	4.43	4.38	4.56	0.05	1	4	(0.18)	(4)	(4)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $1,684 million in 2021, a decrease of $145 million, or 8%, from $1,829 million in 2020. The decrease was primarily due to lower volumes of Canadian grain to Vancouver and eastern Canada primarily as a result of drought conditions and the unfavourable impact of the change in FX. This decrease was partially offset by higher volumes of U.S. corn to western Canada and the U.S. Pacific Northwest and increased freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates and higher fuel surcharge revenue as a result of higher fuel prices. Carloads decreased more than RTMs due to moving higher volumes of U.S. corn to western Canada and the U.S. Pacific Northwest, which have longer lengths of haul.

Grain revenue was $1,829 million in 2020, an increase of $145 million, or 9%, from $1,684 million in 2019. This increase was primarily due to moving record volumes of Canadian grain, primarily to Vancouver and Thunder Bay, higher volumes of U.S. soybeans and corn to the U.S. Pacific Northwest, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to moving proportionately higher volumes of long haul soybeans and corn to the U.S. Pacific Northwest, which also caused RTMs to increase more than carloads, and lower fuel surcharge revenue as a result of lower fuel prices.

55 CP 2021 ANNUAL REPORT

Coal

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$625	$566	$682	$59	10	11	$(116)	(17)	(17)
Carloads (in thousands)	291.5	260.4	304.3	31.1	12	N/A	(43.9)	(14)	N/A
Revenue ton-miles (in millions)	18,345	18,510	21,820	(165)	(1)	N/A	(3,310)	(15)	N/A
Freight revenue per carload (in dollars)	$2,144	$2,174	$2,241	$(30)	(1)	(1)	$(67)	(3)	(3)
Freight revenue per revenue ton-mile (in cents)	3.41	3.06	3.13	0.35	11	12	(0.07)	(2)	(2)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $625 million in 2021, an increase of $59 million, or 10%, from $566 million in 2020. This increase was primarily due to increased freight revenue per RTM, higher volumes of Canadian coal to Kamloops, B.C., and higher volumes of U.S. coal to the U.S. Midwest. This increase was partially offset by lower volumes of Canadian coal to Vancouver and the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices. RTMs decreased while carloads increased due to moving lower volumes of Canadian coal to Vancouver, which has a longer length of haul, and moving higher volumes of Canadian coal to Kamloops, B.C., which has a shorter length of haul.

Coal revenue was $566 million in 2020, a decrease of $116 million, or 17%, from $682 million in 2019. This decrease was primarily due to lower volumes of Canadian coal primarily to Vancouver, driven by supply chain challenges at both the mines and the ports, lower volumes of U.S. coal to Wisconsin, and decreased freight revenue per RTM. Freight revenue per RTM decreased due to lower fuel surcharge revenue as a result of lower fuel prices.

Potash

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$463	$493	$462	$(30)	(6)	(3)	$31	7	6
Carloads (in thousands)	150.9	162.9	149.3	(12.0)	(7)	N/A	13.6	9	N/A
Revenue ton-miles (in millions)	16,671	18,784	17,297	(2,113)	(11)	N/A	1,487	9	N/A
Freight revenue per carload (in dollars)	$3,068	$3,026	$3,094	$42	1	5	$(68)	(2)	(3)
Freight revenue per revenue ton-mile (in cents)	2.78	2.62	2.67	0.16	6	9	(0.05)	(2)	(2)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $463 million in 2021, a decrease of $30 million, or 6%, from $493 million in 2020. This decrease was primarily due to lower volumes of export potash to Vancouver and the U.S. Pacific Northwest as a result of construction at the Port of Vancouver and the Port of Portland, lower volumes of domestic potash, and the unfavourable impact of the change in FX. This decrease was partially offset by increased freight revenue per RTM due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of export potash, which has a longer length of haul.

Potash revenue was $493 million in 2020, an increase of $31 million, or 7%, from $462 million in 2019. This increase was primarily due to higher volumes of export potash following resolved international contract negotiations, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per RTM due to lower fuel surcharge revenue as a result of lower fuel prices.

CP 2021 ANNUAL REPORT 56
Fertilizers and Sulphur

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$305	$290	$250	$15	5	11	$40	16	15
Carloads (in thousands)	64.4	61.6	57.0	2.8	5	N/A	4.6	8	N/A
Revenue ton-miles (in millions)	4,845	4,683	3,846	162	3	N/A	837	22	N/A
Freight revenue per carload (in dollars)	$4,736	$4,708	$4,386	$28	1	6	$322	7	6
Freight revenue per revenue ton-mile (in cents)	6.30	6.19	6.50	0.11	2	7	(0.31)	(5)	(5)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $305 million in 2021, an increase of $15 million, or 5%, from $290 million in 2020. This increase was primarily due to higher volumes of wet and dry fertilizer and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of the change in FX and lower volumes of sulphur. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Carloads increased more than RTMs due to moving higher volumes of dry fertilizer within western Canada, which has a shorter length of haul.

Fertilizers and sulphur revenue was $290 million in 2020, an increase of $40 million, or 16%, from $250 million in 2019. This increase was primarily due to higher volumes of dry fertilizers, sulphur, and wet fertilizers, as well as the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per RTM due to lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads due to moving lower volumes of wet and dry fertilizers within Alberta, which has a shorter length of haul.

Forest Products

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$348	$328	$304	$20	6	12	$24	8	7
Carloads (in thousands)	73.6	71.6	71.5	2.0	3	N/A	0.1	—	N/A
Revenue ton-miles (in millions)	5,718	5,491	4,974	227	4	N/A	517	10	N/A
Freight revenue per carload (in dollars)	$4,728	$4,581	$4,252	$147	3	9	$329	8	7
Freight revenue per revenue ton-mile (in cents)	6.09	5.97	6.11	0.12	2	8	(0.14)	(2)	(3)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $348 million in 2021, an increase of $20 million, or 6%, from $328 million in 2020. This increase was primarily due to higher volumes of lumber and panel products and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates.

Forest products revenue was $328 million in 2020, an increase of $24 million, or 8%, from $304 million in 2019. This increase was primarily due to higher volumes of lumber and wood pulp, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per RTM due to lower fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads due to moving higher volumes of panel products and wood pulp from Canada to the U.S., which has a longer length of haul.

57 CP 2021 ANNUAL REPORT

Energy, Chemicals and Plastics

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,563	$1,519	$1,534	$44	3	7	$(15)	(1)	(1)
Carloads (in thousands)	320.1	308.8	358.1	11.3	4	N/A	(49.3)	(14)	N/A
Revenue ton-miles (in millions)	25,469	24,172	29,356	1,297	5	N/A	(5,184)	(18)	N/A
Freight revenue per carload (in dollars)	$4,883	$4,919	$4,284	$(36)	(1)	3	$635	15	15
Freight revenue per revenue ton-mile (in cents)	6.14	6.28	5.23	(0.14)	(2)	1	1.05	20	20
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $1,563 million in 2021, an increase of $44 million, or 3%, from $1,519 million in 2020. This increase was primarily due to higher volumes of liquefied petroleum gas ("LPG") and other petroleum products as a result of demand recovery from the impact of the COVID-19 pandemic in the prior year, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. The increase was partially offset by decreased freight revenue per RTM due to the unfavourable impact of the change in FX.

Energy, chemicals and plastics revenue was $1,519 million in 2020, a decrease of $15 million, or 1%, from $1,534 million in 2019. This decrease was primarily due to lower volumes of crude, LPG, and biofuels as a result of the COVID-19 pandemic and lower fuel surcharge revenue as a result of lower fuel prices. The decrease was partially offset by increased freight revenue per RTM and higher volumes of plastics. Freight revenue per RTM increased primarily due to higher liquidated damages, including customer volume commitments, and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of crude, which has a longer length of haul.

Metals, Minerals and Consumer Products

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$728	$629	$752	$99	16	22	$(123)	(16)	(17)
Carloads (in thousands)	236.7	207.3	234.3	29.4	14	N/A	(27.0)	(12)	N/A
Revenue ton-miles (in millions)	11,170	9,325	10,684	1,845	20	N/A	(1,359)	(13)	N/A
Freight revenue per carload (in dollars)	$3,076	$3,034	$3,210	$42	1	7	$(176)	(5)	(6)
Freight revenue per revenue ton-mile (in cents)	6.52	6.75	7.04	(0.23)	(3)	2	(0.29)	(4)	(5)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $728 million in 2021, an increase of $99 million, or 16%, from $629 million in 2020. This increase was primarily due to higher volumes of steel and frac sand, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM due to the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving proportionately higher volumes of frac sand, which has a longer length of haul.

Metals, minerals and consumer products revenue was $629 million in 2020, a decrease of $123 million, or 16%, from $752 million in 2019. This decrease was primarily due to lower volumes of frac sand as a result of the COVID-19 pandemic and decreased freight revenue per RTM. This decrease was partially offset by the favourable impact of the change in FX. Freight revenue per RTM decreased due to lower fuel surcharge revenue as a result of lower fuel prices.

CP 2021 ANNUAL REPORT 58
Automotive

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$376	$324	$352	$52	16	22	$(28)	(8)	(9)
Carloads (in thousands)	109.2	106.1	114.4	3.1	3	N/A	(8.3)	(7)	N/A
Revenue ton-miles (in millions)	1,765	1,321	1,427	444	34	N/A	(106)	(7)	N/A
Freight revenue per carload (in dollars)	$3,443	$3,054	$3,077	$389	13	18	$(23)	(1)	(2)
Freight revenue per revenue ton-mile (in cents)	21.30	24.53	24.67	(3.23)	(13)	(9)	(0.14)	(1)	(1)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $376 million in 2021, an increase of $52 million, or 16%, from $324 million in 2020. This increase was primarily due to higher volumes as a result of onboarding customers moving to and from Vancouver, prior year manufacturing plant shutdowns in the second quarter of 2020 across North America as a result of the COVID-19 pandemic, higher fuel surcharge revenue as a result of higher fuel prices, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM due to moving proportionately higher volumes from Vancouver to eastern Canada, which has a longer length of haul, and the unfavourable impact of the change in FX.

Automotive revenue was $324 million in 2020, a decrease of $28 million, or 8%, from $352 million in 2019. This decrease was primarily due to lower volumes caused by manufacturing plant shutdowns in the second quarter of 2020 across North America as a result of the COVID-19 pandemic, and decreased freight revenue per RTM. This decrease was partially offset by the onboarding of customers moving to and from Vancouver, higher freight rates, and the favourable impact of the change in FX. Freight revenue per RTM decreased due to lower fuel surcharge revenue as a result of lower fuel prices.

Intermodal

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,724	$1,563	$1,593	$161	10	12	$(30)	(2)	(2)
Carloads (in thousands)	1,062.9	1,049.6	1,046.1	13.3	1	N/A	3.5	—	N/A
Revenue ton-miles (in millions)	27,704	27,858	28,033	(154)	(1)	N/A	(175)	(1)	N/A
Freight revenue per carload (in dollars)	$1,622	$1,489	$1,523	$133	9	11	$(34)	(2)	(2)
Freight revenue per revenue ton-mile (in cents)	6.22	5.61	5.68	0.61	11	13	(0.07)	(1)	(2)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $1,724 million in 2021, an increase of $161 million, or 10%, from $1,563 million in 2020. This increase was primarily due to increased freight revenue per RTM, onboarding new international intermodal customers, and higher domestic retail and wholesale intermodal volumes. This increase was partially offset by the completion of an international intermodal customer contract and the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Carloads increased while RTMs decreased due to moving lower volumes of international intermodal to and from the Port of Vancouver, which has a longer length of haul.

Intermodal revenue was $1,563 million in 2020, a decrease of $30 million, or 2%, from $1,593 million in 2019. This decrease was primarily due to decreased freight revenue per RTM and lower volumes of international intermodal driven by the completion of a customer contract. This decrease was partially offset by the onboarding of a new international intermodal customer, higher freight rates, and the favourable impact of the change in FX. Freight revenue per RTM decreased due to lower fuel surcharge revenues as a result of lower fuel prices.

59 CP 2021 ANNUAL REPORT

Operating Expenses

2021 Operating Expenses	2020 Operating Expenses	2019 Operating Expenses

				2021 vs. 2020			2020 vs. 2019
For the year ended December 31 (in millions of Canadian dollars)	2021	2020	2019	Total Change	% Change	FX Adjusted % Change(1)	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$1,570	$1,560	$1,540	$10	1	2	$20	1	1
Fuel	854	652	882	202	31	37	(230)	(26)	(27)
Materials	215	216	210	(1)	—	1	6	3	3
Equipment rents	121	142	137	(21)	(15)	(10)	5	4	2
Depreciation and amortization	811	779	706	32	4	6	73	10	10
Purchased services and other	1,218	1,050	1,193	168	16	19	(143)	(12)	(12)
Total operating expenses	$4,789	$4,399	$4,668	$390	9	12	$(269)	(6)	(6)
(1) FX adjusted % change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX adjusted % change is defined and reconciled in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $4,789 million in 2021, an increase of $390 million, or 9%, from $4,399 million in 2020. This increase was primarily due to:
•the unfavourable impact of higher fuel prices of $243 million;
•acquisition-related costs of $183 million associated with the KCS acquisition that were recognized in Purchased services and other;
•a gain of $68 million recognized in 2020 as a result of the remeasurement to fair value of the previously held equity investment in DRTP;
•higher depreciation and amortization of $46 million (excluding FX);
•impact of cost inflation; and
•higher DB pension and post-retirement benefits current service cost of $32 million.

This increase was partially offset by:
•the favourable impact of the change in FX of $111 million;
•a gain on the exchange of property and construction easements in Chicago of $50 million and higher gains on land sales primarily in B.C. of $29 million;
•lower stock-based compensation of $39 million primarily driven by the impact of changes in share price; and
•efficiencies generated from improved operating performance and asset utilization.

Operating expenses were $4,399 million in 2020, a decrease of $269 million, or 6%, from $4,668 million in 2019. This decrease was primarily due to:
•the favourable impact of lower fuel price of $195 million;
•efficiencies generated from improved operating performance and asset utilization;
•a gain of $68 million as a result of the remeasurement to fair value of the previously held equity investment in DRTP;
•reduced variable expenses from lower volumes;
•the impact of harsher winter operating conditions in 2019; and
•lower casualty costs incurred in 2020.

CP 2021 ANNUAL REPORT 60
This decrease was partially offset by:
•higher depreciation and amortization of $71 million (excluding FX);
•cost inflation;
•higher stock-based compensation of $37 million primarily driven by an increase in stock price; and
•the unfavourable impact of the change in FX of $23 million.

Compensation and Benefits
Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $1,570 million in 2021, an increase of $10 million, or 1%, from $1,560 million in 2020. This increase was primarily due to:
•the impact of wage and benefit inflation;
•higher DB pension and post-retirement benefits current service cost of $32 million; and
•increased training costs driven by recovery from the economic downturn caused by COVID-19 in the prior year.

This increase was partially offset by:
•lower stock-based compensation of $39 million primarily driven by the impact of changes in share price;
•the favourable impact of the change in FX of $27 million; and
•prior year bonus paid to frontline employees of $17 million.

Compensation and benefits expense was $1,560 million in 2020, an increase of $20 million, or 1% from $1,540 million in 2019. This increase was primarily due to:
•the impact of wage and benefit inflation;
•higher stock-based compensation of $37 million primarily driven by an increase in stock price;
•higher DB pension and post-retirement benefits current service cost of $33 million;
•a bonus paid to frontline employees of $17 million; and
•the unfavourable impact of the change in FX of $5 million.

This increase was partially offset by:
•labour efficiencies generated from improved operating performance and asset utilization;
•reduced training costs;
•lower volume variable expense as a result of decreased workload as measured by GTMs; and
•the impact of weather related costs as a result of harsh winter operating conditions in the first quarter of 2019.

Fuel
Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $854 million in 2021, an increase of $202 million, or 31%, from $652 million in 2020. This increase was primarily due to the unfavourable impact of higher fuel prices of $243 million.

This increase was partially offset by:
•the favourable impact of the change in FX of $29 million;
•an increase in fuel efficiency of 1% from improvements in the operating plan resulting in running longer and heavier trains; and
•a decrease in workload, as measured by GTMs.

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

61 CP 2021 ANNUAL REPORT

Materials
Materials expense includes the cost of material used for maintenance of track, locomotives, freight cars, and buildings as well as software sustainment. Materials expense was $215 million in 2021, a decrease of $1 million, from $216 million in 2020. This decrease was primarily due to the favorable impact of the change in FX of $3 million and a decrease in freight car maintenance, partially offset by an increase in fuel costs.

Materials expense was $216 million in 2020, an increase of $6 million, or 3%, from $210 million in 2019. This increase was primarily due to higher spending on locomotive maintenance and overhauls, and track maintenance.

Equipment Rents
Equipment rents expense includes the cost associated with using other companies’ freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $121 million in 2021, a decrease of $21 million, or 15%, from $142 million in 2020. This decrease was primarily due to:
•higher receipts for CP freight cars used by other railways;
•price incentives received on intermodal cars; and
•the favourable impact of the change in FX of $8 million.

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

Depreciation and Amortization
Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $811 million for 2021, an increase of $32 million, or 4%, from $779 million in 2020. This increase was primarily due to a higher asset base, as a result of the capital program spending in 2021 and recent years, and the impact of depreciation studies. This was partially offset by the favourable impact of the change in FX of $14 million.

Depreciation and amortization expense was $779 million for 2020, an increase of $73 million, or 10%, from $706 million in 2019. This increase was primarily due to:
•a higher asset base, as a result of the capital program spending in 2020;
•the impact of depreciation studies and other adjustments made in 2019; and
•the unfavourable impact of the change in FX of $2 million.

Purchased Services and Other

				2021 vs. 2020		2020 vs. 2019
For the year ended December 31 (in millions of Canadian dollars)	2021	2020	2019	Total Change	% Change	Total Change	% Change
Support and facilities	$293	$271	$278	$22	8	$(7)	(3)
Track and operations	260	282	278	(22)	(8)	4	1
Intermodal	205	209	222	(4)	(2)	(13)	(6)
Equipment	105	113	125	(8)	(7)	(12)	(10)
Casualty	125	116	149	9	8	(33)	(22)
Property taxes	128	126	133	2	2	(7)	(5)
Other	191	(57)	29	248	(435)	(86)	(297)
Land sales	(89)	(10)	(21)	(79)	790	11	(52)
Total Purchased services and other	$1,218	$1,050	$1,193	$168	16	$(143)	(12)

Purchased services and other expense encompasses a wide range of third-party costs, including contractor and consulting fees, locomotive and freight car repairs performed by third parties, property and other taxes, intermodal pickup and delivery services, casualty expense, expenses for joint facilities, and gains on land sales. Purchased services and other expense was $1,218 million in 2021, an increase of $168 million, or 16%, from $1,050 million in 2020. This increase was primarily due to:
•the acquisition-related costs of $183 million related to the KCS acquisition, reported in Other;
•a gain in 2020 of $68 million as a result of the remeasurement to fair value of the previously held equity investment in DRTP, reported in Other;
•higher expenses primarily due to an increased number and severity of casualty incidents, reported in Casualty;

CP 2021 ANNUAL REPORT 62
•expenses due to the wildfire response in B.C., reported in Support and facilities, and Track and operations; and
•an increase in legal and consulting fees, reported in Support and facilities.

This increase was partially offset by:
•a gain on the exchange of property and construction easements in Chicago of $50 million and higher gains on land sales primarily in B.C. of $29 million;
•the favourable impact of the change in FX of $30 million;
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

Other Income Statement Items
Equity Loss of Kansas City Southern
On December 14, 2021, following the consummation of the KCS acquisition, the shares of KCS were placed into a voting trust while the United States Surface Transportation Board (“STB”) considers the Company's control application. In 2021, the Company recognized a $141 million equity loss from the date of acquisition of KCS closing into the voting trust to December 31, 2021 in the Company's Consolidated Statements of Income. The equity loss was attributable to the acquisition-related costs incurred during this period. No similar equity loss existed in the same period of 2020.

Other Expense (Income)
Other expense (income) consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $237 million in 2021, a change of $244 million, or 3,486%, from income of $7 million in 2020. This change was primarily due to acquisition-related costs of $247 million which include losses on interest rate hedges of $264 million and bridge facility and backstop revolver fees of $52 million, partially offset by gains on cash held for the KCS acquisition of $56 million and gains on FX hedges of $13 million.

Other income was $7 million in 2020, a decrease of $82 million, or 92%, from $89 million in the same period of 2019. This decrease was primarily due to a lower FX translation gain on U.S. dollar-denominated debt and lease liabilities of $80 million.

FX translation gains and losses on debt and lease liabilities and acquisition-related costs are discussed further in Non-GAAP Measures of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Merger Termination Fee
On May 21, 2021, KCS terminated the Agreement and Plan of Merger (the "Original Merger Agreement") with CP to enter into a definitive agreement with Canadian National Railway. At the same time and in accordance with the terms of the Original Merger Agreement, KCS paid CP a termination fee of $845 million (U.S. $700 million). This amount is reported as "Merger termination fee" in the Company's Consolidated Statements of Income in 2021. No similar items were received in the same period of 2020.

Other Components of Net Periodic Benefit Recovery
Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligations, expected return on fund assets, recognized net actuarial losses, and amortization of prior service costs. Other components of net periodic benefit recovery were $387 million in 2021, an increase of $45 million, or 13%, from $342 million in 2020. This increase was primarily due to a decrease in the interest cost on the benefit obligation of $56 million and an increase in expected return on fund assets of $14 million, partially offset by an increase in recognized net actuarial losses of $24 million.

63 CP 2021 ANNUAL REPORT

Other components of net periodic benefit recovery were $342 million in 2020, a decrease of $39 million or 10%, from $381 million in 2019. This decrease was primarily due to an increase in recognized net actuarial losses of $85 million and a decrease in expected return on fund assets of $2 million, partially offset by a decrease in the interest cost on the benefit obligation of $47 million.

Net Interest Expense
Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $440 million in 2021, a decrease of $18 million, or 4%, from $458 million in 2020. This decrease was primarily due to a change in FX of $27 million and a reduction of interest on long-term debt of $15 million as the result of a lower effective interest rate, partially offset by an increase in interest on long-term debt from debt issuances related to the KCS acquisition in the last quarter of 2021.

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

Income Tax Expense
Income tax expense was $768 million in 2021, an increase of $10 million, or 1%, from $758 million in 2020. The increase was primarily a result of higher taxable earnings due to the $845 million (U.S. $700 million) merger termination payment received in connection with KCS's termination of the Original Merger Agreement, partially offset by acquisition-related costs associated with the KCS acquisition and a lower effective tax rate.

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

The effective income tax rate for 2021 was 21.23% on reported income and 23.85% on Adjusted income. The effective income tax rate for 2020 was 23.66% on reported income and 24.61% on Adjusted income. The effective income tax rate for 2019 was 22.43% on reported income and 24.96% on Adjusted income. Adjusted income is a Non-GAAP measure, which is discussed further in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company's expected 2022 effective tax rate is between 24% and 24.5%, which excludes the impact of the change in the equity investment in KCS and associated deferred tax on the outside basis difference during the year. The Company’s 2022 outlook for its effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. These assumptions are discussed further in Item 1A. Risk Factors.

Liquidity and Capital Resources
The Company's primary sources of liquidity include its Cash and cash equivalents, commercial paper program, bilateral letter of credit facilities, and revolving credit facility. The Company believes that these sources as well as cash flow generated through operations and existing debt capacity are adequate to meet its short-term and long-term cash requirements. The Company is not aware of any material trends, events, or uncertainties that would create any deficiencies in the Company's liquidity.

During 2021, the Company obtained commitments for a 364-day senior unsecured facility (the “bridge facility”) in the amount of U.S. $8.5 billion to bridge debt financing required to fund a portion of the cash component of the KCS acquisition. This bridge facility was terminated on December 2, 2021 upon the issuance of debt. On December 14, 2021, the Company issued 262.6 million Common Shares to KCS common stockholders at the exchange ratio of 2.884 Common Shares per share of KCS common stock to fund the remaining component of the KCS acquisition.

As at December 31, 2021, the Company had $69 million of Cash and cash equivalents compared to $147 million at December 31, 2020.

As at December 31, 2021, the Company's revolving credit facility was undrawn, unchanged from December 31, 2020, from a total available amount of U.S. $1.3 billion. Effective April 9, 2021, the Company amended its revolving credit facility to modify certain provisions relating to the calculation of the financial covenant ratio in its revolving credit facility. Effective September 24, 2021, the Company entered into an amendment to extend the two-year tranche and the five-year tranche of its revolving credit facility to September 27, 2023 and September 27, 2026, respectively. Effective September 29, 2021, the Company entered into a further amendment to its revolving credit facility in order to provide financial covenant flexibility for the anticipated acquisition financing pertaining to the KCS acquisition, which is in place for a two-year period from the date the acquisition closed. In 2021, the Company also entered into a U.S. $500 million unsecured non-revolving term credit facility with a maturity date of March 15, 2022. As at December 31, 2021, the unsecured non-revolving term credit facility was fully drawn. The credit facility agreements require the Company to maintain a financial covenant. As at

CP 2021 ANNUAL REPORT 64
December 31, 2021, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenants.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at December 31, 2021, total commercial paper borrowings were U.S. $265 million (December 31, 2020 – U.S. $644 million).

As at December 31, 2021, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $58 million from a total available amount of $300 million (December 31, 2020 - $59 million). Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at December 31, 2021, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2020 – $nil).

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, supplier purchases, leases, and other long term liabilities. Outstanding obligations related to debt and leases can be found in Item 8. Financial Statements and Supplementary Data, Note 18 Debt and Note 21 Leases. Interest obligations related to debt and finance leases amount to $634 million within the next 12 months, with the remaining amount committed thereafter of $13,503 million.

Supplier purchase agreements and other long-term liabilities amount to $676 million and $56 million within the next 12 months, respectively, with the remaining amount committed thereafter of $914 million and $435 million, respectively. Other long-term liabilities includes expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Guarantees
Refer to Item 8. Financial Statements and Supplementary Data, Note 28 Guarantees for details.

Operating Activities
Cash provided by operating activities was $3,688 million in 2021, an increase of $886 million, or 32%, compared to $2,802 million in 2020. This increase was primarily due to higher cash generating income as a result of the $845 million merger termination payment received from KCS in the second quarter of 2021.

Cash provided by operating activities was $2,802 million in 2020, a decrease of $188 million, or 6%, compared to $2,990 million in 2019. This decrease was primarily due to lower receipts from customers in advance of performing services, compared to 2019.

Investing Activities
Cash used in investing activities was $13,730 million in 2021, an increase of $11,700 million, or 576%, from $2,030 million in 2020. This increase was primarily due to cash payments made to KCS and their stockholders for the acquisition of KCS, compared to the acquisition of DRTP in 2020, as well as lower additions to properties during 2021.

Cash used in investing activities was $2,030 million in 2020, an increase of $227 million, or 13%, from $1,803 million in 2019. This increase was primarily due to the acquisition of DRTP in 2020, compared to the acquisition of CMQ in 2019.

65 CP 2021 ANNUAL REPORT

Capital Programs

For the year ended December 31 (in millions of Canadian dollars, except for track miles and crossties)	2021	2020	2019
Additions to capital
Track and roadway	$970	$1,161	$1,004
Rolling stock	297	253	393
Information systems software	47	45	55
Buildings	105	103	58
Other	132	126	154
Total – accrued additions to capital	1,551	1,688	1,664
Less:
Non-cash transactions	19	17	17
Cash invested in additions to properties (per Consolidated Statements of Cash Flows)	$1,532	$1,671	$1,647
Track installation capital programs
Track miles of rail laid (miles)	284	301	246
Track miles of rail capacity expansion (miles)	9	28	11
Crossties installed (thousands)	1,222	1,417	1,122

Track and roadway expenditures include the replacement and enhancement of the Company’s track infrastructure. Of the $970 million additions in 2021 (2020 – $1,161 million), approximately $907 million (2020 – $1,008 million) was invested in the renewal of depleted assets, namely rail, ties, ballast, signals, and bridges. Approximately $10 million (2020 – $25 million) was spent on Positive Train Control compliance requirements and $53 million (2020 – $128 million) was invested in network improvements and growth initiatives.

Rolling stock investments encompass locomotives and railcars. In 2021, expenditures on locomotives were approximately $121 million (2020 – $126 million) and were focused on the continued re-investment in CP's existing locomotive fleet. Railcar investment of approximately $176 million (2020 – $127 million) was largely focused on renewal of depleted assets, including the acquisition of covered hoppers for grain transportation.

In 2021, CP invested approximately $47 million (2020 – $45 million) in information systems software primarily focused on rationalizing and enhancing business systems and providing real-time data. Investments in buildings were approximately $105 million (2020 - $103 million) and included items such as facility upgrades, renovations and shop equipment. Other items were $132 million (2020 – $126 million) and included investments in containers, work equipment and vehicles.

For 2022, CP expects to invest approximately $1.55 billion in its capital programs, which will be financed with cash generated from operations. Approximately 60% to 70% of the planned capital programs is for track and roadway. Approximately 15% to 20% is expected to be allocated to rolling stock, including railcars and locomotive improvements. Approximately 5% is expected to be allocated to information services, and 5% is expected to be allocated to buildings. Other investments is expected to be 5% to 10%. Additional discussion of capital commitments can be found in Item 8. Financial Statements and Supplementary Data, Note 27 Commitments and Contingencies.

Free Cash
CP generated positive Free cash of $1,793 million in 2021, an increase of $636 million, or 55%, from $1,157 million in 2020. This increase was primarily due to an increase in cash provided by operating activities, before the Merger termination fee and Acquisition-related costs from KCS, and lower capital additions.

CP generated positive Free cash of $1,157 million in 2020, a decrease of $200 million, or 15%, from $1,357 million in 2019. This decrease was primarily due to a decrease in cash provided by operating activities.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. The 2021 capital programs are discussed above. Free cash is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CP 2021 ANNUAL REPORT 66
Financing Activities
Cash provided by financing activities was $9,936 million in 2021, a change of $10,700 million, or 1401%, from cash used in financing activities of $764 million in 2020. This change was primarily due to issuances of U.S $6.7 billion and $2.2 billion notes and a U.S. $500 million term loan to fund the cash consideration component of the KCS acquisition, as well as a pause on payments to buy back shares under the Company's share repurchase program due to the KCS acquisition.

This was partially offset by:
•issuances of U.S. $500 million 2.050% notes due March 5, 2030 and $300 million 3.050% notes due March 9, 2050 in 2020;
•net repayments of commercial paper during 2021 compared to net issuances during 2020;
•principal repayment of U.S. $250 million of the Company's 9.450% notes at maturity in August 2021;
•acquisition-related financing fees; and
•higher dividends paid in 2021.

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

A strong investment-grade credit rating is an important measure in assessing the Company’s ability to maintain access to public financing and to minimize the cost of capital. It also affects the ability of the Company to engage in certain collateralized business activities on a cost-effective basis.

Credit ratings and outlooks are based on the rating agencies’ methodologies and can change from time to time to reflect their views of CP. Their views are affected by numerous factors including, but not limited to, the Company’s financial position and liquidity along with external factors beyond the Company’s control.

As at December 31, 2021, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2020. During the first quarter of 2021, Moody's Investor Service ("Moody's") downgraded CP's credit rating to Baa2 from Baa1 due to the announcement of the KCS transaction.

Credit ratings as at December 31, 2021(1)

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

Financial Ratios
The Long-term debt to Net income ratio was 7.1 in 2021, compared with 4.0 in 2020 and 3.6 in 2019. These increases were primarily due to higher debt.

67 CP 2021 ANNUAL REPORT

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio was 4.8 in 2021, compared with 2.5 in 2020 and 2.4 in 2019. The increase in the ratio from 2020 to 2021 was primarily due to a higher debt balance in connection with the KCS acquisition. The increase from 2019 to 2020 was primarily due to a higher debt balance, partially offset by an increase in Adjusted EBITDA. Adjusted net debt to Adjusted EBITDA ratio is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Although CP has provided a target Non-GAAP measure (Adjusted net debt to Adjusted EBITDA ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted net debt to Adjusted EBITDA ratio to the most comparable GAAP measure (Long-term debt to Net income ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs (including legal, consulting, and financing fees, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, and transaction costs (net of tax) incurred by KCS which were recognized within the Equity loss of KCS), the merger termination payment received, changes in the outside basis tax difference between the carrying amount of CP's equity investment in KCS and its tax basis of the investment, changes in income tax rates, and a change to an uncertain tax item. KCS has also recognized significant transaction costs and FX gains and losses. These or other similar, large unforeseen transactions affect Net income but may be excluded from CP’s Adjusted EBITDA. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted EBITDA. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities, interest and taxes from Adjusted EBITDA. Please see Forward-Looking Statements in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Dividend Payout Ratio
The dividend payout ratio was 18.2% in 2021, compared with 19.8% in 2020 and 17.9% in 2019. The decrease in the ratio from 2020 to 2021 was due to higher diluted EPS, partially offset by higher dividends declared per share. The increase in the ratio from 2019 to 2020 was due to higher dividends declared per share, partially offset by higher diluted EPS.

The Adjusted dividend payout ratio was 20.2% in 2021, compared with 20.1% in 2020 and 19.1% in 2019. These increases were due to higher dividends declared per share, partially offset by higher Adjusted diluted EPS. Adjusted dividend payout ratio is defined and reconciled in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted dividend payout ratio of 25.0% to 30.0%.

Although CP has provided a target Non-GAAP measure (Adjusted dividend payout ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted dividend payout ratio to the most comparable GAAP measure (Dividend payout ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs (including legal, consulting, and financing fees, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, and transaction costs (net of tax) incurred by KCS which were recognized within the Equity loss of KCS), the merger termination payment received, outside basis tax differences related to KCS equity earnings or loss, changes in income tax rates, and a change to an uncertain tax item. KCS has also recognized significant transaction costs and FX gains and losses. These or other similar, large unforeseen transactions affect Diluted EPS but may be excluded from CP’s Adjusted diluted EPS. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted diluted EPS. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities from Adjusted diluted EPS. Please see Forward-Looking Statements in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

As of the date of the filing of the Form 10-K, CPRC had U.S. $12,050 million principal amount of debt securities outstanding due through 2115, and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPRL is the guarantor subject to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $3,300 million principal amount of debt securities issued under Canadian Securities Law due through 2050 for which CPRL is the guarantor and not subject to the Exchange Act.

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

CP 2021 ANNUAL REPORT 68
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

Statements of Income

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the year ended December 31, 2021	For the year ended December 31, 2020
Total revenues	$5,924	$5,797
Total operating expenses	3,712	3,263
Operating income (1)	2,212	2,534
Less: Other (2)	(522)	127
Income before income tax expense	2,734	2,407
Net income	$2,548	$1,792
(1) Includes net lease costs incurred from non-guarantor subsidiaries for the year ended December 31, 2021 and 2020 of $431 million and $435 million, respectively.
(2) Includes Other expense (income), Merger termination fee, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at December 31, 2021	As at December 31, 2020
Assets
Current assets	$963	$907
Properties	11,342	10,865
Other non-current assets	2,536	1,151

Liabilities
Current liabilities	$2,789	$2,290
Long-term debt	18,574	8,585
Other non-current liabilities	3,008	2,981

69 CP 2021 ANNUAL REPORT

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPRL have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the year ended December 31, 2021	For the year ended December 31, 2020
Dividend income from non-guarantor subsidiaries	$297	$163
Capital contributions to non-guarantor subsidiaries	(134)	—
Return of capital from non-guarantor subsidiaries	1,370	198

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at December 31, 2021	As at December 31, 2020
Assets
Accounts Receivable, intercompany	$344	$327
Short-term advances to affiliates	2,859	20
Long-term advances to affiliates	7,616	9

Liabilities
Accounts payable, intercompany	$212	$179
Short-term advances from affiliates	2,777	3,658
Long-term advances from affiliates	82	82

Share Capital
At February 22, 2022, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 929,712,071 Common Shares and no preferred shares issued and outstanding, which consists of 15,332 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Options issued prior to the share split further described in Results of Operations of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations now each provide rights over five shares. For consistency, all number of options presented herein are shown on the basis of the number of shares subject to the options. At February 22, 2022, 8,144,004 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 2,504,311 options available to be issued by the Company’s MSOIP in the future. CP also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

CP 2021 ANNUAL REPORT 70
These Non-GAAP measures are discussed further in other sections of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount. As a result, these items are excluded for management assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs (including legal, consulting, and financing fees, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, and transaction costs (net of tax) incurred by KCS which were recognized within the Equity loss of KCS), the merger termination payment received, the FX impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), discrete tax items, changes in the outside basis tax difference between the carrying amount of CP's equity investment in KCS and its tax basis of this investment, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In 2021, there were four significant items included in Net income as follows:
•in the fourth quarter, a deferred tax recovery of $33 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 5 cents;
•in the second quarter, merger termination payment received of $845 million ($748 million after current taxes) in connection with KCS's termination of the Original Merger Agreement effective May 21, 2021, that favourably impacted Diluted EPS by $1.11;
•during the course of the year, acquisition-related costs of $599 million in connection with the KCS acquisition ($500 million after current tax recovery of $107 million net of deferred tax expense of $8 million), including an expense of $183 million recognized in Purchased services and other, $169 million recognized in Equity loss of KCS, and $247 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 75 cents as follows:
–in the fourth quarter, acquisition-related costs of $157 million ($157 million after current tax recovery of $13 million net of deferred tax expense of $13 million), including costs of $36 million recognized in Purchased services and other, $169 million in Equity loss of KCS, and a $48 million recovery recognized in Other (income) expense, that unfavourably impacted Diluted EPS by 22 cents;
–in the third quarter, acquisition-related costs of $98 million ($80 million after current tax recovery of $61 million net of deferred tax expense of $43 million), including costs of $15 million recognized in Purchased services and other and $83 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 12 cents;
–in the second quarter, acquisition-related costs of $308 million ($236 million after current taxes of $25 million and deferred taxes of $47 million), including costs of $99 million recognized in Purchased services and other and $209 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 35 cents; and
–in the first quarter, acquisition-related costs of $36 million ($27 million after current taxes of $8 million and deferred taxes of $1 million), including costs of $33 million recognized in Purchased services and other and $3 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 4 cents; and
•during the course of the year, a net non-cash gain of $7 million ($6 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 1 cent as follows:
–in the fourth quarter, a $32 million loss ($28 million after deferred tax) that unfavourably impacted Diluted EPS by 4 cents;
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
•in the second quarter, a deferred tax recovery of $88 million due to the change in the Alberta provincial corporate income tax rate that favourably impacted Diluted EPS by 13 cents; and

71 CP 2021 ANNUAL REPORT

•during the course of the year, a net non-cash gain of $94 million ($86 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 12 cents as follows:
–in the fourth quarter, a $37 million gain ($32 million after deferred tax) that favourably impacted Diluted EPS by 4 cents;
–in the third quarter, a $25 million loss ($22 million after deferred tax) that unfavourably impacted Diluted EPS by 3 cents;
–in the second quarter, a $37 million gain ($34 million after deferred tax) that favourably impacted Diluted EPS by 4 cents; and
–in the first quarter, a $45 million gain ($42 million after deferred tax) that favourably impacted Diluted EPS by 6 cents.

In 2018, there were two significant items included in Net income as follows:
•in the second quarter, a deferred tax recovery of $21 million due to reductions in the Missouri and Iowa state tax rates that favourably impacted Diluted EPS by 3 cents; and
•during the course of the year, a net non-cash loss of $168 million ($150 million after deferred tax) due to FX translation of debt that unfavourably impacted Diluted EPS by 21 cents as follows:
–in the fourth quarter, a $113 million loss ($103 million after deferred tax) that unfavourably impacted Diluted EPS by 14 cents;
–in the third quarter, a $38 million gain ($33 million after deferred tax) that favourably impacted Diluted EPS by 5 cents;
–in the second quarter, a $44 million loss ($38 million after deferred tax) that unfavourably impacted Diluted EPS by 5 cents; and
–in the first quarter, a $49 million loss ($42 million after deferred tax) that unfavourably impacted Diluted EPS by 6 cents.

In 2017, there were five significant items included in Net income as follows:
•in the second quarter, a charge on hedge roll and de-designation of $13 million ($10 million after deferred tax) that unfavourably impacted Diluted EPS by 2 cents;
•in the second quarter, an insurance recovery of a legal settlement of $10 million ($7 million after current tax) that favourably impacted Diluted EPS by 1 cent;
•in the first quarter, a management transition recovery of $51 million related to the retirement of Mr. E. Hunter Harrison as CEO of CP ($39 million after deferred tax) that favourably impacted Diluted EPS by 5 cents;
•during the course of the year, a net deferred tax recovery of $541 million as a result of changes in income tax rates that favourably impacted Diluted EPS by 75 cents as follows:
–in the fourth quarter, a deferred tax recovery of $527 million, primarily due to the U.S. tax reform, that favourably impacted Diluted EPS by 73 cents;
–in the third quarter, a deferred tax expense of $3 million as a result of the change in the Illinois state corporate income tax rate change that had no impact to Diluted EPS; and
–in the second quarter, a deferred tax recovery of $17 million as a result of the change in the Saskatchewan provincial corporate income tax rate that favourably impacted Diluted EPS by 3 cents; and
•during the course of the year, a net non-cash gain of $186 million ($162 million after deferred tax) due to FX translation of debt that favourably impacted Diluted EPS by 22 cents as follows:
–in the fourth quarter, a $14 million loss ($12 million after deferred tax) that unfavourably impacted Diluted EPS by 2 cents;
–in the third quarter, a $105 million gain ($91 million after deferred tax) that favourably impacted Diluted EPS by 12 cents;
–in the second quarter, a $67 million gain ($59 million after deferred tax) that favourably impacted Diluted EPS by 8 cents; and
–in the first quarter, a $28 million gain ($24 million after deferred tax) that favourably impacted Diluted EPS by 4 cents.

CP 2021 ANNUAL REPORT 72
Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures
The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures as discussed further in other sections of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items.

	For the year ended December 31
(in millions of Canadian dollars)	2021	2020	2019	2018	2017
Net income as reported	$2,852	$2,444	$2,440	$1,951	$2,405
Less significant items (pre-tax):
Insurance recovery of legal settlement	—	—	—	—	10
Charge on hedge roll and de-designation	—	—	—	—	(13)
Management transition recovery	—	—	—	—	51
Acquisition-related costs	(599)	—	—	—	—
Merger termination fee	845	—	—	—	—
Impact of FX translation gain (loss) on debt and lease liabilities	7	14	94	(168)	186
Add:
Tax effect of adjustments(1)	(1)	2	8	(18)	36
Deferred tax recovery on the outside basis difference of the investment in KCS	(33)	—	—	—	—
Income tax rate changes	—	(29)	(88)	(21)	(541)
Provision for uncertain tax item	—	—	24	—	—
Adjusted income	$2,565	$2,403	$2,290	$2,080	$1,666
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 0.51%, 13.58%, 8.55%, 10.64% and 15.27% for the years presented, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP.

	For the year ended December 31
	2021	2020	2019	2018	2017
Diluted earnings per share as reported	$4.18	$3.59	$3.50	$2.72	$3.29
Less significant items (pre-tax):
Insurance recovery of legal settlement	—	—	—	—	0.01
Charge on hedge roll and de-designation	—	—	—	—	(0.02)
Management transition recovery	—	—	—	—	0.07
Acquisition-related costs	(0.88)	—	—	—	—
Merger termination fee	1.24	—	—	—	—
Impact of FX translation gain (loss) on debt and lease liabilities	0.01	0.02	0.13	(0.23)	0.25
Add:
Tax effect of adjustments(1)	—	—	0.01	(0.02)	0.05
Deferred tax recovery on the outside basis difference of the investment in KCS	(0.05)	—	—	—	—
Income tax rate changes	—	(0.04)	(0.13)	(0.03)	(0.75)
Provision for uncertain tax item	—	—	0.04	—	—
Adjusted diluted earnings per share	$3.76	$3.53	$3.29	$2.90	$2.28
(1) The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 0.51%, 13.58%, 8.55%, 10.64% and 15.27% for the years presented, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

73 CP 2021 ANNUAL REPORT

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the year ended December 31
(in millions of Canadian dollars)	2021	2020	2019	2018	2017
Operating income as reported	$3,206	$3,311	$3,124	$2,831	$2,519
Less significant item:
Management transition recovery	—	—	—	—	51
Acquisition-related costs	(183)	—	—	—	—
Adjusted operating income	$3,389	$3,311	$3,124	$2,831	$2,468

Operating ratio is calculated as operating expenses divided by revenues. Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the year ended December 31
	2021	2020	2019	2018	2017
Operating ratio as reported	59.9%	57.1%	59.9%	61.3%	61.6%
Less significant item:
Management transition recovery	—	—	—	—	(0.8)
Acquisition-related costs	2.3	—	—	—	—
Adjusted operating ratio	57.6%	57.1%	59.9%	61.3%	62.4%

Adjusted ROIC
Return on average shareholders' equity is calculated as Net income divided by average shareholders' equity, averaged between the beginning and ending balance over a rolling 12-month period. Adjusted ROIC is calculated as Adjusted return divided by Adjusted average invested capital. Adjusted return is defined as Net income adjusted for interest expense, tax effected at the Company’s adjusted annualized effective tax rate, and significant items in the Company’s Consolidated Financial Statements, tax effected at the applicable tax rate. Adjusted average invested capital is defined as the sum of total Shareholders' equity, Long-term debt, and Long-term debt maturing within one year, as presented in the Company's Consolidated Financial Statements, each averaged between the beginning and ending balance over a rolling 12-month period, adjusted for the impact of significant items, tax effected at the applicable tax rate, on closing balances as part of this average. Adjusted ROIC excludes significant items reported in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount, and excludes interest expense, net of tax, to incorporate returns on the Company’s overall capitalization. Adjusted ROIC is a performance measure that measures how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. Adjusted ROIC, which is reconciled below from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, is discussed further in Results of Operations of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Return on average shareholders' equity

	For the year ended December 31
(in millions of Canadian dollars, except for percentages)	2021	2020	2019	2018	2017
Net income as reported	$2,852	$2,444	$2,440	$1,951	$2,405
Average shareholders' equity	$20,574	$7,194	$6,853	$6,537	$5,539
Return on average shareholders' equity	13.9%	34.0%	35.6%	29.8%	43.4%

CP 2021 ANNUAL REPORT 74
Reconciliation of Net Income to Adjusted Return

	For the year ended December 31
(in millions of Canadian dollars)	2021	2020	2019	2018	2017
Net income as reported	$2,852	$2,444	$2,440	$1,951	$2,405
Add:
Net interest expense	440	458	448	453	473
Tax on interest(1)	(106)	(113)	(112)	(112)	(126)
Significant items (pre-tax):
Insurance recovery of legal settlement	—	—	—	—	(10)
Charge on hedge roll and de-designation	—	—	—	—	13
Management transition recovery	—	—	—	—	(51)
Acquisition-related costs	599	—	—	—	—
Merger termination fee	(845)	—	—	—	—
Impact of FX translation (gain) loss on debt and lease liabilities	(7)	(14)	(94)	168	(186)
Tax on significant items(2)	(1)	2	8	(18)	36
Deferred tax recovery on the outside basis difference of the investment in KCS	(33)	—	—	—	—
Income tax rate changes	—	(29)	(88)	(21)	(541)
Provision for uncertain tax item	—	—	24	—	—
Adjusted return	$2,899	$2,748	$2,626	$2,421	$2,013
(1) Tax was calculated at the adjusted annualized effective tax rate of 23.85%, 24.61%, 24.96%, 24.55%, and 26.42% for each of the above items for the years presented, respectively.
(2) Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate of 0.51%, 13.58%, 8.55%, 10.64%, and 15.27% for each of the above items for the years presented, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the year ended December 31
(in millions of Canadian dollars)	2021	2020	2019	2018	2017
Average shareholders' equity	$20,574	$7,194	$6,853	$6,537	$5,539
Average Long-term debt, including long-term debt maturing within one year	14,949	9,264	8,726	8,427	8,422
	$35,523	$16,458	$15,579	$14,964	$13,961
Less:
Significant items (pre-tax):
Insurance recovery of legal settlement	—	—	—	—	5
Charge on hedge roll and de-designation	—	—	—	—	(7)
Management transition recovery	—	—	—	—	26
Acquisition-related costs	(300)	—	—	—	—
Merger termination fee	423	—	—	—	—
Tax on significant items(1)	1	—	—	—	(5)
Deferred tax recovery on the outside basis difference of the investment in KCS	16	—	—	—	—
Income tax rate changes	—	15	44	11	270
Provision for uncertain tax item	—	—	(12)	—	—
Adjusted average invested capital	$35,383	$16,443	$15,547	$14,953	$13,672
(1) Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate of 0.90% and 15.27% for 2021 and 2017, respectively. The applicable tax rate reflects the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

75 CP 2021 ANNUAL REPORT

Calculation of Adjusted ROIC

	For the year ended December 31
(in millions of Canadian dollars, except for percentages)	2021	2020	2019	2018	2017
Adjusted return	$2,899	$2,748	$2,626	$2,421	$2,013
Adjusted average invested capital	$35,383	$16,443	$15,547	$14,953	$13,672
Adjusted ROIC	8.2%	16.7%	16.9%	16.2%	14.7%

Free Cash
Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations, cash settlement of hedges settled upon issuance of debt, the operating cash flow impacts of acquisition-related costs associated with the KCS transaction including settlement of cash flow hedges upon debt issuance and FX gain on U.S. dollar-denominated cash held to fund the KCS acquisition, the merger termination payment received related to KCS's termination of the Original Merger Agreement, and the acquisitions of KCS, Central Maine & Québec Railway ("CMQ"), and DRTP. Free cash is a measure that management considers to be a valuable indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash to satisfy debt obligations and discretionary activities such as dividends, share repurchase programs, and other strategic opportunities. The cash settlement of forward starting swaps that occurred in conjunction with the issuance of long-term debt, the acquisition-related costs associated with the KCS acquisition, and the merger termination payment received related to KCS's termination of the Original Merger Agreement are not indicative of operating trends and have been excluded from Free cash. Similarly, the acquisitions of KCS, CMQ, and DRTP are not indicative of investment trends and have also been excluded from Free cash. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the year ended December 31
(in millions of Canadian dollars)	2021	2020	2019	2018	2017
Cash provided by operating activities	$3,688	$2,802	$2,990	$2,712	$2,182
Cash used in investing activities	(13,730)	(2,030)	(1,803)	(1,458)	(1,295)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	41	6	(4)	11	(13)
Less:
Settlement of forward starting swaps on debt issuance	—	—	—	(24)	—
Acquisition-related costs(1)	(340)	—	—	—	—
Merger termination fee	845	—	—	—	—
Investment in Kansas City Southern	(12,299)	—	—	—	—
Investment in Central Maine & Québec Railway	—	19	(174)	—	—
Investment in Detroit River Tunnel Partnership	—	(398)	—	—	—
Free cash	$1,793	$1,157	$1,357	$1,289	$874
(1) Including settlement of cash flow hedges upon debt issuance of $226 million for the year ended December 31, 2021.

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

CP 2021 ANNUAL REPORT 76
FX adjusted % changes in revenues are further used in calculating FX adjusted % change in freight revenue per carload and RTM. These items are presented in Operating Revenues of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

				2021 vs. 2020			2020 vs. 2019
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Reported 2019	Variance due to FX	FX Adjusted 2020	FX Adj. % Change	Variance due to FX	FX Adjusted 2019	FX Adj. % Change
Freight revenues by line of business
Grain	$1,684	$1,829	$1,684	$(48)	$1,781	(5)	$8	$1,692	8
Coal	625	566	682	(4)	562	11	1	683	(17)
Potash	463	493	462	(16)	477	(3)	2	464	6
Fertilizers and sulphur	305	290	250	(14)	276	11	2	252	15
Forest products	348	328	304	(18)	310	12	3	307	7
Energy, chemicals and plastics	1,563	1,519	1,534	(53)	1,466	7	3	1,537	(1)
Metals, minerals, and consumer products	728	629	752	(31)	598	22	7	759	(17)
Automotive	376	324	352	(15)	309	22	3	355	(9)
Intermodal	1,724	1,563	1,593	(27)	1,536	12	4	1,597	(2)
Freight revenues	7,816	7,541	7,613	(226)	7,315	7	33	7,646	(1)
Non-freight revenues	179	169	179	(2)	167	7	—	179	(6)
Total revenues	$7,995	$7,710	$7,792	$(228)	$7,482	7	$33	$7,825	(1)

FX adjusted % changes in operating expenses are discussed in Operating Expenses of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

				2021 vs. 2020			2020 vs. 2019
(in millions of Canadian dollars)	Reported 2021	Reported 2020	Reported 2019	Variance due to FX	FX Adjusted 2020	FX Adj. % Change	Variance due to FX	FX Adjusted 2019	FX Adj. % Change
Compensation and benefits	$1,570	$1,560	$1,540	$(27)	$1,533	2	$5	$1,545	1
Fuel	854	652	882	(29)	623	37	8	890	(27)
Materials	215	216	210	(3)	213	1	—	210	3
Equipment rents	121	142	137	(8)	134	(10)	2	139	2
Depreciation and amortization	811	779	706	(14)	765	6	2	708	10
Purchased services and other	1,218	1,050	1,193	(30)	1,020	19	6	1,199	(12)
Total operating expenses	$4,789	$4,399	$4,668	$(111)	$4,288	12	$23	$4,691	(6)

Dividend Payout Ratio and Adjusted Dividend Payout Ratio
Dividend payout ratio is calculated as dividends declared per share divided by Diluted EPS. Adjusted dividend payout ratio is calculated as dividends declared per share divided by Adjusted diluted EPS, as defined above. This ratio is a measure of shareholder return and provides information on the Company's ability to declare dividends on an ongoing basis, excluding significant items. Dividend payout ratio and Adjusted dividend payout ratio are discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

77 CP 2021 ANNUAL REPORT

Calculation of Dividend Payout Ratio

	For the year ended December 31
(in dollars, except for percentages)	2021	2020	2019	2018	2017
Dividends declared per share	$0.7600	$0.7120	$0.6280	$0.5025	$0.4375
Diluted EPS	4.18	3.59	3.50	2.72	3.29
Dividend payout ratio	18.2%	19.8%	17.9%	18.5%	13.3%

Calculation of Adjusted Dividend Payout Ratio

	For the year ended December 31
(in dollars, except for percentages)	2021	2020	2019	2018	2017
Dividends declared per share	$0.7600	$0.7120	$0.6280	$0.5025	$0.4375
Adjusted diluted EPS	3.76	3.53	3.29	2.90	2.28
Adjusted dividend payout ratio	20.2%	20.1%	19.1%	17.3%	19.2%

Adjusted Net Debt to Adjusted EBITDA Ratio
Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio is calculated as Adjusted net debt divided by Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a key credit measure used to assess the Company’s financial capacity. The ratio provides information on the Company’s ability to service its debt and other long-term obligations from operations, excluding significant items. The Adjusted net debt to Adjusted EBITDA ratio, which is reconciled below from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, and is also discussed further in Liquidity and Capital Resources of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Long-term Debt to Net Income Ratio
Long-term debt to Net income ratio is calculated as long-term debt, including long-term debt maturing within one year, divided by Net income.

(in millions of Canadian dollars, except for ratios)	2021	2020	2019	2018	2017
Long-term debt including long-term debt maturing within one year as at December 31	$20,127	$9,771	$8,757	$8,696	$8,159
Net income for the year ended December 31	2,852	2,444	2,440	1,951	2,405
Long-term debt to Net income ratio	7.1	4.0	3.6	4.5	3.4

CP 2021 ANNUAL REPORT 78
Reconciliation of Long-term Debt to Adjusted Net Debt
Adjusted net debt is defined as Long-term debt, Long-term debt maturing within one year and Short-term borrowing as reported on the Company’s Consolidated Balance Sheets adjusted for pension plans deficit, operating lease liabilities recognized on the Company's Consolidated Balance Sheets, and Cash and cash equivalents. Adjusted net debt is used as a measure of debt and long-term obligations as part of the calculation of Adjusted Net Debt to Adjusted EBITDA.

(in millions of Canadian dollars)	2021	2020	2019	2018	2017
Long-term debt including long-term debt maturing within one year as at December 31	$20,127	$9,771	$8,757	$8,696	$8,159
Add:
Pension plans deficit(1)	263	328	294	266	278
Operating lease liabilities	283	311	354	387	281
Less:
Cash and cash equivalents	69	147	133	61	338
Adjusted net debt as at December 31	$20,604	$10,263	$9,272	$9,288	$8,380
(1) Pension plans deficit is the total funded status of the Pension plans in deficit only.

Reconciliation of Net Income to EBIT, Adjusted EBIT and Adjusted EBITDA
Earnings before interest and tax ("EBIT") is calculated as Net income before Net interest expense and Income tax expense. Adjusted EBIT excludes significant items reported in both Operating income and Other (income) expense. Adjusted EBITDA is calculated as Adjusted EBIT plus operating lease expense and Depreciation and amortization, less Other components of net periodic benefit recovery. Adjusted EBITDA is used as a measure of liquidity derived from operations, excluding significant items, as part of the calculation of Adjusted Net Debt to Adjusted EBITDA.

	For the year ended December 31
(in millions of Canadian dollars)	2021	2020	2019	2018	2017
Net income as reported	$2,852	$2,444	$2,440	$1,951	$2,405
Add:
Net interest expense	440	458	448	453	473
Income tax expense	768	758	706	637	93
EBIT	4,060	3,660	3,594	3,041	2,971
Less significant items (pre-tax):
Insurance recovery of legal settlement	—	—	—	—	10
Charge on hedge roll and de-designation	—	—	—	—	(13)
Management transition recovery	—	—	—	—	51
Acquisition-related costs	(599)	—	—	—	—
Merger termination fee	845	—	—	—	—
Impact of FX translation gain (loss) on debt and lease liabilities	7	14	94	(168)	186
Adjusted EBIT	3,807	3,646	3,500	3,209	2,737
Add:
Operating lease expense	72	78	83	97	104
Depreciation and amortization	811	779	706	696	661
Less:
Other components of net periodic benefit recovery	387	342	381	384	274
Adjusted EBITDA	$4,303	$4,161	$3,908	$3,618	$3,228

79 CP 2021 ANNUAL REPORT

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio

(in millions of Canadian dollars, except for ratios)	2021	2020	2019	2018	2017
Adjusted net debt as at December 31	$20,604	$10,263	$9,272	$9,288	$8,380
Adjusted EBITDA for the year ended December 31	4,303	4,161	3,908	3,618	3,228
Adjusted net debt to Adjusted EBITDA ratio	4.8	2.5	2.4	2.6	2.6

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

Environmental Liabilities
Environmental remediation accruals cover site-specific remediation programs. CP estimates of the probable costs to be incurred in the remediation of properties contaminated by past activities reflect the nature of contamination at individual sites according to typical activities and scale of operations conducted. The Company screens and classifies sites according to typical activities and scale of operations conducted. CP has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants. CP also considers available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. The Company is committed to fully meeting regulatory and legal obligations with respect to environmental matters.

Some sites include remediation activities that are projected beyond the 10-year period, which CP is unable to reasonably estimate and determine. Therefore, CP's accruals of the environmental liabilities are based on an estimate of costs for a rolling 10-year period covered by the environmental program. Payments are expected to be made over 10 years to 2031.

As of December 31, 2021 and 2020 the Company's provision for specific environmental sites was as follows:

(in millions of Canadian dollars)	2021	2020
Beginning of the year	$80	$77
Accruals and other	10	10
Payments	(10)	(6)
Foreign Exchange	(1)	(1)
End of the year	$79	$80
Current portion – end of the year	$11	$9

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

CP 2021 ANNUAL REPORT 80
The environmental liabilities are also sensitive to the increase in cost of materials which would be reflected as increases to "Other long-term liabilities" and "Accounts payable and accrued liabilities" on the Company’s Consolidated Balance Sheets and to "Purchased services and other" within Operating expenses on the Company's Consolidated Statements of Income. CP's cash payments for environmental initiatives were $6 million in 2020, $10 million in 2021 and are estimated to be approximately $11 million in 2022, $9 million in 2023, $8 million in 2024 and a total of approximately $53 million over the remaining years through 2031. All payments will be funded from general operations.

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

The obligations and costs for pensions and other benefits are based on the discounted present value of future benefits. The underlying benefits are paid over many years and are estimated based on uncertain demographic and economic assumptions. As a result, the obligations and costs themselves involve a significant amount of estimation uncertainty.

Information concerning the measurement of obligations and costs for pensions and other benefits is discussed in Item 8. Financial Statements and Supplementary Data, Note 1 Summary of significant accounting policies and Note 24 Pensions and other benefits. Note 24 Pensions and other benefits includes three years of results for obligations, costs and significant actuarial assumptions.

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

	2021			2020
(in millions of Canadian dollars)	Current service cost	Other components	Total	Current service cost	Other components	Total
Defined benefit pensions	$171	$(402)	$(231)	$140	$(363)	$(223)
Defined contribution pensions	13	—	13	12	—	12
Post-retirement benefits	5	17	22	4	17	21
Self-insured workers' compensation and long-term disability benefits	8	(2)	6	8	4	12
All plans	$197	$(387)	$(190)	$164	$(342)	$(178)

CP estimates net periodic benefit credits for defined benefit pensions to be approximately $275 million in 2022 ($147 million in current service cost and $422 million in other components of net periodic recovery), and net periodic benefit costs for defined contribution pensions to be approximately $13 million in 2022. Net periodic benefit costs for post-retirement benefits in 2022 are expected to be slightly lower than the 2021 costs. Total net periodic benefit credits for all plans are estimated to be approximately $234 million in 2022 (2021 – $190 million), comprising $171 million (2021 – $197 million) in current service cost and $405 million (2021 – $387 million) in other components of net periodic recovery. The expected rate of return on the market-related asset value used to compute the net periodic benefit credit was 7.25% in 2020 and 6.90% in 2021. For computing the net periodic benefit credit in 2022, the Company is continuing to use 6.90% to reflect CP's current view of future long-term investment returns. Net periodic benefit costs and credits are discussed further in Item 8. Financial Statements and Supplementary Data, Note 24 Pensions and other benefits.

Pension Plan Contributions
The Company made contributions of $18 million to the defined benefit pension plans in 2021, compared with $27 million in 2020. The Company’s main Canadian defined benefit pension plan accounts for nearly all of CP’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. The Company made voluntary prepayments of $600 million in 2011, $650 million in 2010, and $500 million in 2009 to the Company’s main Canadian defined benefit pension plan. CP has applied $1,324 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2021, leaving $426 million of the voluntary prepayments still available at December 31, 2021 to reduce CP’s pension funding requirements in 2022 and future years. CP continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows CP to manage the volatility of future pension funding requirements. At this time, CP estimates it will not apply any of the remaining voluntary prepayments against its 2022 pension funding requirements.

81 CP 2021 ANNUAL REPORT

CP estimates its aggregate pension contributions, including its defined benefit and defined contribution plans, to be in the range of $25 million to $35 million in 2022, and in the range of $25 million to $50 million per year from 2023 to 2025. These estimates reflect the Company’s current intentions with respect to the rate at which CP will apply the remaining voluntary prepayments against contribution requirements in the next few years.

Future pension contributions will be highly dependent on the Company’s actual experience with respect to variables such as investment returns, interest rate fluctuations, and demographic changes, on the rate at which previous years’ voluntary prepayments are applied against pension contribution requirements, and on any changes in the regulatory environment. CP will continue to make contributions to the pension plans that, at a minimum, meet pension legislative requirements.

Pension Plan Risks
Fluctuations in the obligations and net periodic benefit costs for pensions result from favourable or unfavourable investment returns, changes to the outlook for future investment returns, and changes in long-term interest rates. The impact of favourable or unfavourable investment returns is moderated by the use of a market-related asset value for the main Canadian defined benefit pension plan’s public equity securities and absolute return strategies. The impact of changes in long-term interest rates on pension obligations is partially offset by their impact on the pension funds’ investments in fixed income assets.

The plans’ investment policy provides a target allocation of approximately 45% of the plans’ assets to be invested in public equity securities. As a result, stock market performance is a key driver in determining the pension funds’ asset performance. If the rate of investment return on the plans’ public equity securities in 2021 had been 10% higher (or lower) than the actual 2021 rate of investment return on such securities, 2022 net periodic benefit costs for pensions would be lower (or higher) by approximately $26 million.

Changes to the outlook for future long-term investment returns can result in changes to the expected rate of return on the market-related asset value used to compute the net periodic benefit credit. If the expected rate of return as at December 31, 2021 had been higher (or lower) by 0.1%, 2022 net periodic benefit recoveries for pensions would be higher (or lower) by approximately $14 million.

Changes in bond yields can result in changes to discount rates and to the value of fixed income assets. If the discount rate as at December 31, 2021 had been higher (or lower) by 0.1% with no related changes in the value of the pension funds’ investment in fixed income assets, 2022 net periodic benefit recoveries for pensions would be higher (or lower) by approximately $14 million and 2022 current service costs for pensions would be lower (or higher) by approximately $6 million. However, a change in bond yields would also lead to a change in the value of the pension funds’ investment in fixed income assets, and this change would partially offset the impact on net periodic benefit costs noted above.

The Company estimates that an increase in the discount rate of 0.1% would decrease the defined benefit pension plans’ projected benefit obligations by approximately $182 million, and that a decrease in the discount rate of 0.1% would increase the defined benefit pension plans’ projected benefit obligations by approximately $187 million. Similarly, for every 0.1% the actual return on assets varies above (or below) the estimated return for the year, the value of the defined benefit pension plans’ assets would increase (or decrease) by approximately $15 million.

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

CP 2021 ANNUAL REPORT 82
Property, Plant and Equipment
The Company follows the group depreciation method under which a single depreciation rate is applied to the total cost in a particular class of property, despite differences in the service life or salvage value of individual properties within the same class. CP performs depreciation studies of each property asset class approximately every three years to update depreciation rates. The studies are conducted with assistance from third-party specialists and analyzed and reviewed by the Company's management. Depreciation studies for U.S. assets are reviewed and approved by the STB. Depreciation studies for Canadian assets are provided to the Canadian Transportation Agency (the "Agency"), but the Agency does not approve depreciation rates. In determining appropriate depreciation rates, management is required to make judgments and assumptions about a variety of key factors that are subject to future variability due to inherent uncertainties. These include the following:

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

Due to the capital intensive nature of the railway industry, depreciation represents a significant part of operating expenses. The estimated useful lives of properties have a direct impact on the amount of depreciation recorded as a component of "Properties" on the Company’s Consolidated Balance Sheets. At December 31, 2021 and 2020, accumulated depreciation was $8,651 million and $8,629 million, respectively.

Deferred Income Taxes
CP accounts for deferred income taxes based on the liability method. This method focuses on the Company’s balance sheet and the temporary differences otherwise calculated from the comparison of book versus tax values. The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carry forwards. The provision amount is sensitive to any changes in book and tax values and changes to statutory tax rates. For example, a change in temporary differences of $10 million would result in an approximate deferred income tax change of $3 million. It is assumed that such temporary differences will be settled in the deferred income tax assets and liabilities at the balance sheet date.

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

Deferred income tax expense is included in "Income tax expense" on the Company's Consolidated Statements of Income. At December 31, 2021 and 2020, deferred income tax expense was $242 million and $221 million, respectively. Management does anticipate the total net deferred tax liabilities will change significantly within the next 12 months as a result of the pending business combination with KCS, subject to STB approval. A future fair value remeasurement of the carrying value of the Company's investment in KCS would result in a change in the deferred tax liability recognized in CP’s income statement. Upon the Company obtaining control, the entire deferred tax liability reflecting the outside basis of the investment in KCS would be reversed through deferred tax expense in CP’s income statement. Under a business combination, the Company would allocate the purchase price to the individual assets and liabilities assumed, and goodwill would be recognized. A deferred tax liability would be recognized on an inside basis based on the liability

83 CP 2021 ANNUAL REPORT

method described above with a resultant offsetting increase in goodwill. Additional disclosures are provided in Item 8. Financial Statements and Supplementary Data, Note 6 Income taxes.

Personal Injury and Other Claims Liabilities
CP estimates the potential liability arising from incidents, claims and pending litigations relating to personal injury claims by employees, third-party claims, certain occupation-related claims and property damage claims.

Personal Injury
In Canada, employee occupational injuries are governed by provincial workers' compensation legislation. Occupational injury claims in the provinces of Québec, Ontario, Manitoba and B.C. are self-insured and administered through each Worker's Compensation Board ("WCB"). The future costs related to occupation-related injuries are actuarially determined based on past experience and assumptions associated with the injury, compensation, income replacement, health care and administrative costs. In the four provinces where the Company is self-insured, a discount rate is applied to the future estimated costs based on market rates for investment-grade corporate bonds to determine the liability. An actuarial study is performed on an annual basis. In the provinces of Saskatchewan and Alberta, the Company is assessed an annual WCB contribution on a premium basis and this amount is not subject to estimation by management. Changes to these assumptions could have a material adverse impact to the Company's results of operations, financial position and liquidity. At December 31, 2021 and 2020, respectively, the WCB liability was $77 million and $84 million in "Pension and other benefit liabilities"; $11 million and $11 million in "Accounts payable and accrued liabilities", offset by deposits paid to WCB of $1 million and $1 million in "Other assets" on the Company's Consolidated Balance Sheets.

Fluctuations in WCB can result from changes in the discount rate used. A 0.1% increase (decrease) in the discount rate would decrease (increase) the obligation by approximately $1 million.

U.S. railway employees are covered by federal law under the Federal Employers' Liability Act ("FELA") rather than workers' compensation programs. Accruals are set for individual cases based on facts, legal opinion and statistical analysis. U.S. accruals are also set and include alleged occupational exposure or injury.

Other Claims
A provision for litigation matters, equipment damages or other claims will be accrued according to applicable accounting standards and any such accrual will be based on an ongoing assessment of the strengths and weaknesses of the litigation or claim and its likelihood of success, together with an evaluation of the damages or other monetary relief sought. CP accrues for probable claims when the facts of an incident become known and investigation results provide a reasonable basis for estimating the liability. The lower end of the range is accrued if the facts and circumstances permit only a range of reasonable estimates and no single amount in that range is a better estimate than any other. Facts and circumstances related to asserted claims can change, and a process is in place to monitor accruals for changes in accounting estimates. The final outcome with respect to actions outstanding or pending at December 31, 2021 or with respect to future claims cannot be predicted with certainty. Material changes to litigation trends, equipment damages or other claims could have a material adverse impact to the Company's results of operations, financial position and liquidity.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K includes forward-looking statements relating, but not limited to statements concerning the Company’s defined benefit pension expectations for 2022 and through 2025, expected impacts resulting from changes in the U.S.-to-Canadian dollar exchange rate, and the effective tax rate, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, and statements regarding future payments including income taxes and pension contributions.

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

CP 2021 ANNUAL REPORT 84
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

With respect to the pending KCS business combination, we can provide no assurance when or if the combination will be completed. Completion of the combination is subject to the receipt of final approval from the STB of the CP-KCS control application by December 31, 2023. There can be no assurance of receipt of this final approval by December 31, 2023 or, if received, the successful integration of KCS.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies; general North American and global economic, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; changes in commodity prices; uncertainty surrounding timing and volumes of commodities being shipped via CP; inflation; geopolitical instability; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; uncertainties of investigations, proceedings or other types of claims and litigation; labour disputes; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; climate change; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; and the pandemic created by the outbreak of COVID-19 and its variants and resulting effects on economic conditions, the demand environment for logistics requirements and energy prices, restrictions imposed by public health authorities or governments, fiscal and monetary policy responses by governments and financial institutions, and disruptions to global supply chains. The foregoing list of factors is not exhaustive.

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

85 CP 2021 ANNUAL REPORT

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars. In addition, equity earnings or losses of KCS are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S. and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. In 2022, CP expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $30 million (2020 – approximately $27 million), negatively (or positively) impacts Operating expenses by approximately $13 million (2020 – approximately $14 million), and negatively (or positively) impacts Net interest expense by approximately $3 million (2020 – approximately $3 million) on an annualized basis.

CP uses U.S. dollar-denominated debt and operating lease liabilities to hedge its net investment in U.S. operations. As at December 31, 2021, the net investment in U.S. operations is greater than the total U.S. denominated debt. Consequently, FX translation on the Company's unhedged net investment in U.S. operations is recognized in Other comprehensive income. There is no additional impact on earnings in Other expense (income) related to the FX translation on the Company’s debt and operating lease liabilities.

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

Subject to final approval by the STB, CP anticipates consummating a business combination with KCS at which time CP will also reassess its functional currency.

Share Price Impact on Stock-Based Compensation
Based on information available at December 31, 2021 and expectations for 2022 grants, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $1.5 million to $2.0 million (2020 – approximately $2.0 million to $2.8 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 8. Financial Statements and Supplementary Data, Note 25 Stock-based compensation.

Interest Rate Risk
Debt financing forms part of the Company's capital structure. The debt agreements entered into expose CP to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at December 31, 2021, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, CP may enter into forward rate agreements such as treasury rate locks or bond forwards that lock in rates for a future date, thereby protecting against interest rate increases. CP may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of December 31, 2021 would result in an increase of approximately $2.3 billion to the fair value of the Company's debt as at December 31, 2021 (December 31, 2020 - approximately $1.5 billion). Fair values of CP’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 8. Financial Statements and Supplementary Data, Note 19 Financial instruments.

CP 2021 ANNUAL REPORT 86
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 1208)	87

Consolidated Statements of Income
For the Year Ended December 31, 2021, 2020, and 2019	89

Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2021, 2020, and 2019	90

Consolidated Balance Sheets
As at December 31, 2021 and 2020	91

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2021, 2020, and 2019	92

Consolidated Statements of Changes in Shareholders' Equity
For the Year Ended December 31, 2021, 2020, and 2019	93

Notes to Consolidated Financial Statements	94

87 CP 2021 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Railway Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Canadian Pacific Railway Limited and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America ("US GAAP").

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Properties – Direct Costs that are Capitalized to Self-constructed Assets – Refer to Notes 1, 14 and 21 to the Financial Statements
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

We identified the capitalization of direct cost additions to self-constructed assets as a critical audit matter because the judgements and assumptions management makes could have a significant impact on the capitalization of direct cost additions. As such auditing the capitalization of direct cost additions involved a high degree of auditor judgement.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the capitalization of direct cost additions to self-constructed assets included the following, among others:
•Evaluating the effectiveness of controls over self-constructed assets, including those over the capitalization of direct cost additions to self-constructed assets.
•Selecting a sample of direct costs, and obtaining evidence to support the capitalized additions to self-constructed assets and assessing whether these expenditures met the capitalization criteria under US GAAP.

CP 2021 ANNUAL REPORT 88
Defined Benefit Pension – Refer to Notes 1 and 24 to the Financial Statements
Critical Audit Matter Description
The Company’s accounting of its defined benefit pension plans involves the measurement of the projected benefit obligation and fair value of fund assets. The measurement of the projected-benefit obligation requires management to make significant estimates and assumptions in the determination of the discount rate, which is based on blended market interest rates of high-quality corporate debt instruments with matching cash flows. The measurement of the fair value of fund assets required management to make significant estimates and assumptions in the determination of the expected return on fund assets, which is calculated using the market-related value of assets.

We identified the determination of the discount rate (for the projected benefit obligation), and the determination of the expected return on fund assets (for the determination of the net period benefit cost) as the critical audit matters because the significant estimates and assumptions management makes could have a significant impact on the projected benefit obligation and the fair value of fund assets. As such auditing the determination of the discount rate and the expected return on fund assets involved a high degree of auditor judgement as the estimates and assumptions made by management contain significant measurement uncertainty and resulted in an increased extent of effort, which included the need to involve an actuarial specialist.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the determination of the discount rate (for the projected benefit obligation), and the expected return on fund assets (for the determination of the fair value of fund assets) included the following, among others:

•Evaluating the effectiveness of controls over defined benefit pension plans, including those over the determination of the discount rate and the expected return on fund assets.
•With the assistance of an actuarial specialist, evaluating the reasonableness of the discount rate by:
–Assessing the methodology used in management’s determination of the discount rate,
–Testing the underlying source information, and
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of an actuarial specialist, evaluating the reasonableness of the expected return on fund assets by:
–Assessing the methodology used in management’s determination of the expected return on fund assets,
–Testing the underlying source information, and
–Comparing management’s assumptions to historical data and available market trends.
•Evaluating management’s ability to accurately forecast the discount rate and expected return on fund assets by comparing actual results to management’s historical forecasts.

Investment in Kansas City Southern – Recognition of CN Merger Termination Fees - Refer to Note 11 to the Financial Statements
Critical Audit Matter Description
On September 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all of the outstanding common stock of Kansas City Southern (“KCS”). Pursuant to the Merger Agreement, the Company remitted $1,773 million to KCS in connection with KCS’ payment of the CN merger termination fees (the “CN Merger Termination Fees”) and included this as part of the cost of acquisition of KCS.
The determination of the accounting treatment of the CN Merger Termination Fees required management to make judgements on whether or not the CN Merger Termination Fees met the definition of consideration in accordance with US GAAP. Auditing the accounting treatment required a high degree of subjectivity. This resulted in an increased extent of effort, which included the need to involve technical accounting specialists.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the recognition of CN Merger Termination Fees included the following, among others:
•Evaluating the effectiveness of controls over the determination of the accounting treatment of the CN Merger Termination Fees.
•With the assistance of technical accounting specialists, evaluating the CN Merger Termination Fees accounting treatment by:
–Assessing the executed Merger Agreement to understand the nature of the transaction and to determine whether all key facts and circumstances were incorporated into management’s assessment, and
–Analyzing relevant accounting standards, including various aspects of US GAAP, conceptual frameworks and guidance.

/s/ Deloitte LLP

Chartered Professional Accountants
Calgary, Canada
February 23, 2022

We have served as the Company's auditor since 2011.

89 CP 2021 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions of Canadian dollars, except share and per share data)	2021	2020	2019
Revenues (Note 3)
Freight	$7,816	$7,541	$7,613
Non-freight	179	169	179
Total revenues	7,995	7,710	7,792
Operating expenses
Compensation and benefits (Note 24, 25)	1,570	1,560	1,540
Fuel	854	652	882
Materials	215	216	210
Equipment rents	121	142	137
Depreciation and amortization	811	779	706
Purchased services and other (Note 10, 11)	1,218	1,050	1,193
Total operating expenses	4,789	4,399	4,668
Operating income	3,206	3,311	3,124
Less:
Equity loss of Kansas City Southern (Note 11)	141	—	—
Other expense (income) (Note 4, 11)	237	(7)	(89)
Merger termination fee (Note 11)	(845)	—	—
Other components of net periodic benefit recovery (Note 24)	(387)	(342)	(381)
Net interest expense (Note 5)	440	458	448
Income before income tax expense	3,620	3,202	3,146
Income tax expense (Note 6)	768	758	706
Net income	$2,852	$2,444	$2,440
Earnings per share (Note 7)
Basic earnings per share	$4.20	$3.61	$3.52
Diluted earnings per share	$4.18	$3.59	$3.50
Weighted-average number of shares (millions) (Note 7)
Basic	679.7	677.2	693.8
Diluted	682.8	679.9	696.3
See Notes to Consolidated Financial Statements.

CP 2021 ANNUAL REPORT 90
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (in millions of Canadian dollars)	2021	2020	2019
Net income	$2,852	$2,444	$2,440
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(291)	18	37
Change in derivatives designated as cash flow hedges	48	10	12
Change in pension and post-retirement defined benefit plans	1,286	(407)	(661)
Equity accounted investments	9	(1)	(2)
Other comprehensive income (loss) before income taxes	1,052	(380)	(614)
Income tax (expense) recovery on above items	(341)	88	135
Other comprehensive income (loss) (Note 8)	711	(292)	(479)
Comprehensive income	$3,563	$2,152	$1,961
See Notes to Consolidated Financial Statements.

91 CP 2021 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS

As at December 31 (in millions of Canadian dollars, except Common Shares)	2021	2020
Assets
Current assets
Cash and cash equivalents	$69	$147
Restricted cash and cash equivalents	13	—
Accounts receivable, net (Note 9)	819	825
Materials and supplies	235	208
Other current assets	216	141
	1,352	1,321
Investment in Kansas City Southern (Note 12)	42,309	—
Investments (Note 13)	209	199
Properties (Note 14, 21)	21,200	20,422
Goodwill and intangible assets (Note 11, 15)	371	366
Pension asset (Note 24)	2,317	894
Other assets (Note 16, 21)	419	438
Total assets	68,177	23,640
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities (Note 17, 21)	$1,609	$1,467
Long-term debt maturing within one year (Note 18, 19, 21)	1,550	1,186
	3,159	2,653
Pension and other benefit liabilities (Note 24)	718	832
Other long-term liabilities (Note 20, 21)	542	585
Long-term debt (Note 18, 19, 21)	18,577	8,585
Deferred income taxes (Note 6)	11,352	3,666
Total liabilities	34,348	16,321
Shareholders’ equity
Share capital (Note 22) Authorized unlimited Common Shares without par value. Issued and outstanding are 929.7 million and 666.3 million as at December 31, 2021 and 2020, respectively.	25,475	1,983
Authorized unlimited number of first and second preferred shares; none outstanding.
Additional paid-in capital	66	55
Accumulated other comprehensive loss (Note 8)	(2,103)	(2,814)
Retained earnings	10,391	8,095
	33,829	7,319
Total liabilities and shareholders’ equity	$68,177	$23,640
See Commitments and contingencies (Note 27).
See Notes to Consolidated Financial Statements.

Approved on behalf of the Board:
	/s/ ISABELLE COURVILLE	/s/ JANE L. PEVERETT
	Isabelle Courville, Director,	Jane L. Peverett, Director,
	Chair of the Board	Chair of the Audit and Finance Committee

CP 2021 ANNUAL REPORT 92
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions of Canadian dollars)	2021	2020	2019
Operating activities
Net income	$2,852	$2,444	$2,440
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	811	779	706
Deferred income tax expense (Note 6)	242	221	181
Pension recovery and funding (Note 24)	(249)	(250)	(360)
Equity loss of Kansas City Southern (Note 11)	141	—	—
Foreign exchange gain on debt and lease liabilities (Note 4)	(7)	(14)	(94)
Other operating activities, net	(36)	11	143
Change in non-cash working capital balances related to operations (Note 23)	(66)	(389)	(26)
Cash provided by operating activities	3,688	2,802	2,990
Investing activities
Additions to properties	(1,532)	(1,671)	(1,647)
Investment in Kansas City Southern (Note 11)	(12,299)	—	—
Investment in Detroit River Tunnel Partnership (Note 11)	—	(398)	—
Investment in Central Maine & Québec Railway (Note 11)	—	19	(174)
Proceeds from sale of properties and other assets	96	22	26
Other	5	(2)	(8)
Cash used in investing activities	(13,730)	(2,030)	(1,803)
Financing activities
Dividends paid	(507)	(467)	(412)
Issuance of CP Common Shares (Note 25)	25	52	26
Purchase of CP Common shares (Note 22)	—	(1,509)	(1,134)
Issuance of long-term debt, excluding commercial paper (Note 18)	10,673	958	397
Repayment of long-term debt, excluding commercial paper (Note 18)	(359)	(84)	(500)
Proceeds from term loan (Note 18)	633	—	—
Net (repayment) issuance of commercial paper (Note 18)	(454)	270	524
Net increase in short-term borrowings	—	5	—
Acquisition-related financing fees (Note 11)	(51)	—	—
Other	(24)	11	(12)
Cash provided by (used in) financing activities	9,936	(764)	(1,111)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	41	6	(4)
Cash position
(Decrease) increase in cash, cash equivalents, and restricted cash	(65)	14	72
Cash, cash equivalents, and restricted cash at beginning of year	147	133	61
Cash, cash equivalents, and restricted cash at end of year	$82	$147	$133

Supplemental disclosures of cash flow information:
Income taxes paid	$552	$582	$506
Interest paid	$426	$443	$444
See Notes to Consolidated Financial Statements.

93 CP 2021 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions of Canadian dollars, except per share data)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2018	$2,002	$42	$(2,043)	$6,635	$6,636
Impact of accounting change(1)	—	—	—	(5)	(5)
Balance at January 1, 2019, as restated	2,002	42	(2,043)	6,630	6,631
Net income	—	—	—	2,440	2,440
Other comprehensive loss (Note 8)	—	—	(479)	—	(479)
Dividends declared ($0.628 per share)	—	—	—	(434)	(434)
Effect of stock-based compensation expense	—	15	—	—	15
CP Common Shares repurchased (Note 22)	(54)	—	—	(1,086)	(1,140)
Shares issued under stock option plan (Note 22)	45	(9)	—	—	36
Balance at December 31, 2019	1,993	48	(2,522)	7,550	7,069
Impact of accounting change(2)	—	—	—	(1)	(1)
Balance at January 1, 2020, as restated	1,993	48	(2,522)	7,549	7,068
Net income	—	—	—	2,444	2,444
Other comprehensive loss (Note 8)	—	—	(292)	—	(292)
Dividends declared ($0.712 per share)	—	—	—	(479)	(479)
Effect of stock-based compensation expense	—	17	—	—	17
CP Common Shares repurchased (Note 22)	(58)	—	—	(1,419)	(1,477)
Shares issued under stock option plan (Note 22)	48	(10)	—	—	38
Balance at December 31, 2020	1,983	55	(2,814)	8,095	7,319
Net income	—	—	—	2,852	2,852
Other comprehensive income (Note 8)	—	—	711	—	711
Dividends declared ($0.760 per share)	—	—	—	(556)	(556)
Effect of stock-based compensation expense	—	23	—	—	23
Shares issued for Kansas City Southern acquisition (Note 11, 22)	23,461	(5)	—	—	23,456
Shares issued under stock option plan (Note 22)	31	(7)	—	—	24
Balance at December 31, 2021	$25,475	$66	$(2,103)	$10,391	$33,829
(1) Impact of the adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019.
(2) Impact of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.
See Notes to Consolidated Financial Statements.

CP 2021 ANNUAL REPORT 94
CANADIAN PACIFIC RAILWAY LIMITED
Notes to Consolidated Financial Statements
December 31, 2021

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

Common Stock split
On April 21, 2021, the Company's shareholders approved a five-for-one stock split to shareholders of record as of May 5, 2021. Proportional adjustments were made to all outstanding awards under the Company's stock-based compensation plans in order to reflect the share split. All share and per share amounts have been retroactively adjusted to reflect the impact of the stock split.

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

95 CP 2021 ANNUAL REPORT

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

The accounts of the Company’s foreign subsidiaries and foreign equity method investees are translated into Canadian dollars using the year-end exchange rate for assets and liabilities and the average exchange rates during the year for revenues, expenses, gains, and losses. FX gains and losses arising from the translation of the foreign subsidiaries’ and foreign equity method investees' assets and liabilities are included in “Other comprehensive income (loss)”. Debt instruments and finance lease obligations ("long-term debt") and operating lease liabilities denominated in U.S. dollars have been designated as a hedge of the net investment in foreign subsidiaries and foreign equity method investees. As a result, unrealized FX gains and losses on U.S. dollar-denominated long-term debt and operating lease liabilities, designated as a hedge, are offset against FX gains and losses arising from the translation of foreign subsidiaries’ and foreign equity method investees' accounts in “Other comprehensive income (loss)”.

Cash and cash equivalents
Cash and cash equivalents include highly liquid short-term investments that are readily convertible to cash with original maturities of three months or less, but excludes cash and cash equivalents subject to restrictions.

CP 2021 ANNUAL REPORT 96
Restricted cash and cash equivalents
Cash and cash equivalents that are restricted as to withdrawal or usage, in accordance with specific agreements, are presented as restricted cash and cash equivalents on the Company's Consolidated Balance Sheets when applicable. In the Company's Consolidated Statements of Cash Flows, these balances, if any, are included with cash and cash equivalents.

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

Much of the additions to properties, both new and replacement properties, are self-constructed. These are initially recorded at cost, including direct costs and attributable indirect costs, overheads and carrying costs. Direct costs include, among other things, labour costs, purchased services, equipment costs, material costs, project supervision costs, and fringe benefits. Attributable indirect costs and overheads include incremental long-term variable costs resulting from the execution of capital projects. Indirect costs mainly include work trains, material distribution, highway vehicles and work equipment. Overheads primarily include a portion of the engineering department’s costs, which plans, designs and administers these capital projects. These costs are allocated to projects by applying a measure consistent with the nature of the cost, based on cost studies. For replacement properties, the project costs are allocated to dismantling and installation based on cost studies. Dismantling work, which is expensed, is performed concurrently with the installation.

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

97 CP 2021 ANNUAL REPORT

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

Assets held for sale
Assets to be disposed that meet the held for sale criteria are reported in "Other assets" at the lower of their carrying amount and fair value, less costs to sell, and are no longer depreciated. This classification is applied at the date at which applicable criteria for recognition are met.

CP 2021 ANNUAL REPORT 98
Goodwill and intangible assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination to the reporting unit that is expected to benefit from the business acquisition which, after integration of operations with the railway network, may be different than the acquired business.

The carrying value of goodwill, which is not amortized, is assessed for impairment annually in the fourth quarter of each year as at October 1st, or more frequently as economic events dictate. The Company has the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. Qualitative factors include but are not limited to, economic, market and industry conditions, cost factors, overall financial performance of the reporting unit, and events such as notable changes in management or customers. If the assessment of qualitative factors indicates that the carrying value is less than the fair value, then performing the quantitative goodwill impairment test is unnecessary. The quantitative assessment compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill is impaired. The impairment charge that would be recognized is the excess of the carrying value over the fair value of the reporting unit, limited to the total amount of goodwill allocated to the reporting unit.

The Company defines the fair value of a reporting unit as the price expected to be received to sell the entire reporting unit in an orderly transaction between market participants as of the impairment date. In order to determine the fair value of a reporting unit, the Company uses the discounted cash flow method with a pre-tax discount rate, reflecting current market assessments of the time value of money and the risks specific to the asset(s).

Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the respective assets. Favourable leases, customer relationships and interline contracts have amortization periods ranging from 15 to 20 years. When there is a change in the estimated useful life of an intangible asset with a finite life, amortization is adjusted prospectively.

The Company tests the recoverability of its intangible assets whenever future undiscounted cash flows indicate that the carrying amount may not be recoverable. If the carrying amount of an intangible asset exceeds the fair value, an impairment loss will be recognized in the Company's Consolidated Statements of Income for the difference between the carrying amount of the asset and fair value.

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

99 CP 2021 ANNUAL REPORT

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

For fair value hedges, the periodic changes in value are recognized in income, on the same line as the changes in value of the hedged items are also recorded. For designated cash flow hedges, the changes in value of the hedging instrument is recognized in “Other comprehensive income (loss)” and remains in “Accumulated other comprehensive loss” until the related hedged item settles, at which time amounts recognized in “Accumulated other comprehensive loss” are reclassified to the same income or balance sheet account that records the hedged item. The changes in value of the hedging instrument is recognized in the Company's Consolidated Statements of Income if derivatives designated as cash flow hedges are subsequently de-designated.

Cash flows relating to derivative instruments designated as hedges are included in the same category as the related hedged items on the Company's Consolidated Statements of Cash Flows.

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

2.    Accounting changes
Implemented in 2021
No accounting pronouncements that became effective during 2021 had a material impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Income, or Consolidated Statements of Cash Flows.

CP 2021 ANNUAL REPORT 100
Future Changes
Disclosures about Government Assistance
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The amendment is made to increase transparency by introducing specific disclosure requirements to FASB ASC Topic 832 for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendment is effective January 1, 2022 and is not expected to have a significant impact on the Company's disclosures.

Contract Assets and Contract Liabilities Acquired in a Business Combination
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This amendment introduces the requirement for an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the requirements of FASB ASC Topic 606, Revenue from Contracts with Customers, rather than at fair value. This amendment will be effective prospectively from January 1, 2023, with early adoption permitted. The Company is currently assessing the impact of this amendment.

All other recently issued accounting pronouncements have been assessed and are not expected to have a significant impact on our consolidated financial statements and related disclosures.

3.    Revenues
The following table disaggregates the Company’s revenues from contracts with customers by major source:

(in millions of Canadian dollars)	2021	2020	2019
Freight
Grain	$1,684	$1,829	$1,684
Coal	625	566	682
Potash	463	493	462
Fertilizers and sulphur	305	290	250
Forest products	348	328	304
Energy, chemicals and plastics	1,563	1,519	1,534
Metals, minerals and consumer products	728	629	752
Automotive	376	324	352
Intermodal	1,724	1,563	1,593
Total freight revenues	7,816	7,541	7,613
Non-freight excluding leasing revenues	100	107	116
Revenues from contracts with customers	7,916	7,648	7,729
Leasing revenues	79	62	63
Total revenues	$7,995	$7,710	$7,792

101 CP 2021 ANNUAL REPORT

Contract liabilities
Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities for the years ended December 31, 2021 and 2020:

(in millions of Canadian dollars)	2021	2020
Opening balance	$61	$146
Revenue recognized that was included in the contract liability balance at the beginning of the period	(48)	(100)
Increase due to consideration received, net of revenue recognized during the period	54	15
Closing balance	$67	$61

4.    Other expense (income)

(in millions of Canadian dollars)	2021	2020	2019
Foreign exchange gain on debt and lease liabilities	$(7)	$(14)	$(94)
Other foreign exchange gains	(4)	(1)	(4)
Acquisition-related costs (Note 11)	247	—	—
Other	1	8	9
Other expense (income)	$237	$(7)	$(89)

5.    Net interest expense

(in millions of Canadian dollars)	2021	2020	2019
Interest cost	$459	$478	$471
Interest capitalized to Properties	(13)	(16)	(17)
Interest expense	446	462	454
Interest income	(6)	(4)	(6)
Net interest expense	$440	$458	$448

Interest expense includes interest on finance leases of $10 million for the year ended December 31, 2021 (2020 – $11 million; 2019 – $11 million).

CP 2021 ANNUAL REPORT 102
6.    Income taxes
The following is a summary of the major components of the Company’s income tax expense:

(in millions of Canadian dollars)	2021	2020	2019
Current income tax expense	$526	$537	$525
Deferred income tax expense
Origination and reversal of temporary differences	259	277	316
Effect of tax rate decrease	(11)	(32)	(95)
Effect of hedge of net investment in foreign subsidiaries	(3)	(18)	(38)
Other	(3)	(6)	(2)
Total deferred income tax expense	242	221	181
Total income taxes	$768	$758	$706
Income before income tax expense
Canada	$2,899	$2,518	$2,392
Foreign	721	684	754
Total income before income tax expense	$3,620	$3,202	$3,146
Income tax expense
Current
Canada	$404	$412	$410
Foreign	122	125	115
Total current income tax expense	526	537	525
Deferred
Canada	(179)	231	141
Foreign	421	(10)	40
Total deferred income tax expense	242	221	181
Total income taxes	$768	$758	$706

103 CP 2021 ANNUAL REPORT

The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carry forwards. The items comprising the deferred income tax assets and liabilities are as follows:

(in millions of Canadian dollars)	2021	2020
Deferred income tax assets
Amount related to tax losses carried forward	$17	$17
Liabilities carrying value in excess of tax basis	124	131
Unrealized foreign exchange losses	—	4
Environmental remediation costs	22	22
Other	7	4
Total net deferred income tax assets	170	178
Deferred income tax liabilities
Investment in Kansas City Southern (Note 11)	7,079	—
Properties carrying value in excess of tax basis	3,887	3,708
Pensions carrying value in excess of tax basis	441	43
Unrealized foreign exchange gains	13	—
Other	102	93
Total deferred income tax liabilities	11,522	3,844
Total net deferred income tax liabilities	$11,352	$3,666

The Company’s consolidated effective income tax rate differs from the expected Canadian statutory tax rates. Expected income tax expense at statutory rates is reconciled to income tax expense as follows:

(in millions of Canadian dollars, except percentage)	2021	2020	2019
Statutory federal and provincial income tax rate (Canada)	26.12%	26.31%	26.77%
Expected income tax expense at Canadian enacted statutory tax rates	$946	$842	$842
(Decrease) increase in taxes resulting from:
Gains not subject to tax	(116)	(23)	(19)
Canadian tax rate differentials	(22)	(3)	—
Foreign tax rate differentials	(37)	(32)	(33)
Effect of tax rate decrease	(11)	(32)	(95)
Valuation allowance	—	—	(5)
Unrecognized tax benefits	(2)	(7)	33
Other	10	13	(17)
Income tax expense	$768	$758	$706
In 2021, the Company recorded a deferred tax liability of $7.2 billion (U.S. $5.6 billion) on the outside basis difference of its investment in KCS. This balance is held in a U.S. functional currency entity and subsequently revalued to $7.1 billion due to changes in FX. The outside basis difference is the excess of the carrying amount of CP’s investment in KCS for financial reporting over the tax basis of this investment. Reversal of this deferred tax liability is expected to be recognized through income tax expense.

In 2021, the Company recorded a deferred tax recovery of $33 million (U.S. $26 million) on the outside basis difference of the change in the equity investment in KCS from initial recognition on December 14, 2021.

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

CP 2021 ANNUAL REPORT 104
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

At December 31, 2021, the Company had tax effected operating losses carried forward of $15 million (2020 – $15 million), which have been recognized as a deferred tax asset. The losses carried forward will begin to expire in 2034. The Company expects to fully utilize these tax effected operating losses before their expiry. The Company did not have any minimum tax credits or investment tax credits carried forward.

At December 31, 2021, the Company had $2 million (2020 – $2 million) in tax effected capital losses carried forward recognized as a deferred tax asset. The Company has no unrecognized tax benefits from capital losses at December 31, 2021 and 2020.

The following table provides a reconciliation of uncertain tax positions in relation to unrecognized tax benefits for Canada and the U.S. for the year ended December 31:

(in millions of Canadian dollars)	2021	2020	2019
Unrecognized tax benefits at January 1	$55	$52	$13
Increase in unrecognized:
Tax benefits related to the current year	—	—	9
Tax benefits related to prior years	—	10	34
Dispositions:
Gross uncertain tax benefits related to prior years	(6)	(9)	—
Settlements with taxing authorities	—	2	(4)
Unrecognized tax benefits at December 31	$49	$55	$52

If these uncertain tax positions were recognized, all of the amount of unrecognized tax positions as at December 31, 2021 would impact the Company’s effective tax rate.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of "Income tax expense" in the Company’s Consolidated Statements of Income. The net amount of accrued interest and penalties in 2021 was a $4 million expense (2020 – $1 million recovery; 2019 – $1 million recovery). The total amount of accrued interest and penalties associated with unrecognized tax benefits at December 31, 2021 was $13 million (2020 – $9 million; 2019 – $10 million).

The Company and its subsidiaries are subject to either Canadian federal and provincial income tax, U.S. federal, state and local income tax, or the relevant income tax in other international jurisdictions. The Company has substantially concluded all Canadian federal and provincial income tax matters for the years through 2014. The federal and provincial income tax returns filed for 2015 and subsequent years remain subject to examination by the Canadian taxation authorities. The income tax returns for 2018 and subsequent years continue to remain subject to examination by the IRS and U.S. state tax jurisdictions. The Company believes that it has recorded sufficient income tax reserves at December 31, 2021 with respect to these income tax examinations.

7.    Earnings per share
Basic earnings per share has been calculated using Net income for the year divided by the weighted-average number of shares outstanding during the year.

Diluted earnings per share has been calculated using the treasury stock method which assumes that any proceeds received from the exercise of in-the-money options would be used to purchase CP Common Shares at the average market price for the period. For purposes of this calculation, at December 31, 2021, there were 7.5 million dilutive options outstanding (2020 – 7.0 million; 2019 – 7.9 million).

105 CP 2021 ANNUAL REPORT

The number of shares used in the earnings per share calculations are reconciled as follows:

(in millions of Canadian dollars, except per share data)	2021	2020	2019
Net income	$2,852	$2,444	$2,440
Weighted-average basic shares outstanding (millions)	679.7	677.2	693.8
Dilutive effect of stock options (millions)	3.1	2.7	2.5
Weighted-average diluted shares outstanding (millions)	682.8	679.9	696.3
Earnings per share – basic	$4.20	$3.61	$3.52
Earnings per share – diluted	$4.18	$3.59	$3.50

In 2021, there were 0.1 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (2020 – nil; 2019 – 0.2 million).

CP 2021 ANNUAL REPORT 106
8.    Other comprehensive income (loss) and accumulated other comprehensive loss
The components of Other comprehensive income (loss) and the related tax effects are as follows:

(in millions of Canadian dollars)	Before tax amount	Income tax (expense) recovery	Net of tax amount
For the year ended December 31, 2021
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries and equity method investees	$(316)	$—	$(316)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 19)	25	(3)	22
Change in derivatives designated as cash flow hedges:
Realized loss on derivatives designated as cash flow hedges recognized in income	10	(3)	7
Unrealized gain on cash flow hedges	38	(9)	29
Change in pension and other benefits actuarial gains and losses	1,286	(323)	963
Equity accounted investments	9	(3)	6
Other comprehensive income	$1,052	$(341)	$711
For the year ended December 31, 2020
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries	$(118)	$—	$(118)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 19)	136	(18)	118
Realized loss on derivatives designated as cash flow hedges recognized in income(1)	10	(3)	7
Change in pension and other benefits actuarial gains and losses	(403)	108	(295)
Change in prior service pension and other benefit costs	(4)	1	(3)
Equity accounted investments(1)	(1)	—	(1)
Other comprehensive loss	$(380)	$88	$(292)
For the year ended December 31, 2019
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries	$(251)	$—	$(251)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries (Note 19)	288	(38)	250
Realized loss on derivatives designated as cash flow hedges recognized in income(1)	12	(2)	10
Change in pension and other benefits actuarial gains and losses	(661)	175	(486)
Equity accounted investments(1)	(2)	—	(2)
Other comprehensive loss	$(614)	$135	$(479)
(1) Comparative figures have been reclassified to conform with current period presentation.

107 CP 2021 ANNUAL REPORT

The components of Accumulated other comprehensive loss, net of tax, are as follows:

(in millions of Canadian dollars)	2021	2020
Unrealized foreign exchange gain on translation of the net investment in U.S. subsidiaries	$177	$493
Unrealized foreign exchange loss on translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries	(359)	(381)
Net deferred losses on derivatives(1)	(4)	(40)
Amounts for defined benefit pension and other post-retirement plans not recognized in income (Note 24)	(1,915)	(2,878)
Equity accounted investments(1)	(2)	(8)
Accumulated other comprehensive loss	$(2,103)	$(2,814)
(1) Comparative figures have been reclassified to conform with current period presentation.

Changes in Accumulated other comprehensive loss by component are as follows:

(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives(1)(2)	Pension and post- retirement defined benefit plans(1)	Equity accounted investments(1)(2)	Total(1)
Opening balance, January 1, 2021	$112	$(40)	$(2,878)	$(8)	$(2,814)
Other comprehensive (loss) income before reclassifications	(294)	28	808	6	548
Amounts reclassified from accumulated other comprehensive loss	—	8	155	—	163
Net other comprehensive (loss) income	(294)	36	963	6	711
Closing balance, December 31, 2021	$(182)	$(4)	$(1,915)	$(2)	$(2,103)
Opening balance, January 1, 2020	$112	$(47)	$(2,580)	$(7)	$(2,522)
Other comprehensive loss before reclassifications	—	(1)	(430)	(1)	(432)
Amounts reclassified from accumulated other comprehensive loss	—	8	132	—	140
Net other comprehensive income (loss)	—	7	(298)	(1)	(292)
Closing balance, December 31, 2020	$112	$(40)	$(2,878)	$(8)	$(2,814)
(1) Amounts are presented net of tax.
(2) Comparative figures have been reclassified to conform with current period presentation.

Amounts in Pension and post-retirement defined benefit plans reclassified from Accumulated other comprehensive loss are as follows:

(in millions of Canadian dollars)	2021	2020
Amortization of prior service costs(1)	$—	$(1)
Recognition of net actuarial loss(1)	210	180
Total before income tax	210	179
Income tax recovery	(55)	(47)
Total net of income tax	$155	$132
(1) Impacts "Other components of net periodic benefit recovery" on the Consolidated Statements of Income.

CP 2021 ANNUAL REPORT 108
9.    Accounts receivable, net

	As at December 31, 2021			As at December 31, 2020
(in millions of Canadian dollars)	Freight	Non-Freight	Total	Freight	Non-Freight	Total
Total accounts receivable	$614	$239	$853	$662	$203	$865
Allowance for credit losses	(20)	(14)	(34)	(25)	(15)	(40)
Total accounts receivable, net	$594	$225	$819	$637	$188	$825

	For the twelve months ended December 31, 2021			For the twelve months ended December 31, 2020
(in millions of Canadian dollars)	Freight	Non-Freight	Total	Freight	Non-Freight	Total
Allowance for credit losses, opening balance	$(25)	$(15)	$(40)	$(27)	$(16)	$(43)
Current period credit loss provision, net	5	1	6	2	1	3
Allowance for credit losses, closing balance	$(20)	$(14)	$(34)	$(25)	$(15)	$(40)

10.    Property sale
During the first quarter of 2021, the Company exchanged property and property easements in Chicago with a government agency for proceeds of $103 million including cash of $61 million and property and permanent easement assets at a fair value of $33 million and $9 million, respectively. Fair value was determined based on comparable market transactions. The Company recorded a gain within "Purchased services and other" of $50 million ($38 million after tax) from the transaction, and a deferred gain of $53 million which is being recognized in income over the period of use of certain easements. The Company recognized $13 million of the deferred gain into income in 2021.

11.    Business acquisitions
KCS
On March 21, 2021, the Company entered into the Original Merger Agreement with KCS, under which CP agreed to acquire KCS in a stock and cash transaction. KCS is a U.S. Class I railway with approximately 7,100 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all Class I railways. KCS is connected to the CP network at Kansas City.

On May 21, 2021, KCS terminated the Original Merger Agreement in order to enter into a merger agreement with Canadian National Railway ("CN") (the "CN Merger Agreement"). As a result, and under the terms of the Original Merger Agreement, KCS concurrently paid a merger termination fee of $845 million (U.S. $700 million) to the Company, recorded as "Merger termination fee" in the Company's Consolidated Statements of Income.

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

On September 15, 2021, upon KCS's termination of the CN Merger Agreement, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with KCS. Pursuant to the terms of the CN Merger Agreement, KCS paid a merger termination fee of U.S. $700 million and refunded the CP merger termination fee of U.S. $700 million to CN (together, the "CN merger termination fees"). In connection with the Merger Agreement, the Company remitted $1,773 million (U.S. $1,400 million) to KCS on September 15, 2021 in connection with KCS's payment of the CN merger termination fees, included as part of the cost of the acquisition of KCS within "Investment in Kansas City Southern" in the Company's Consolidated Balance Sheets. This payment is included in "Investment in Kansas City Southern" on the Company's Consolidated Statements of Cash Flows.

On December 14, 2021, following approval of the transaction by the shareholders of both the Company and KCS, receipt of Mexican regulatory approvals, satisfaction or waiver of customary closing conditions and pursuant to the terms set forth in the Merger Agreement, the acquisition of KCS was consummated and all outstanding stock of KCS was deposited into a voting trust and held by a single trustee as trust stock. KCS's management and Board of Directors will continue to steward KCS while it is in trust, pursuing its independent business plan and growth strategies. Under the terms of the Merger Agreement, the Company issued approximately 262.6 million Common Shares to existing KCS common stockholders at the exchange ratio of 2.884 Common Shares per share of KCS common stock (valued at $23.5 billion (U.S. $18.3 billion)) and paid cash consideration to existing KCS

109 CP 2021 ANNUAL REPORT

stockholders of U.S. $90 per share of KCS common stock and U.S. $37.50 per share of KCS preferred stock for a total of approximately $10.5 billion (U.S. $8.2 billion). Share consideration, cash consideration, and the above described payments to KCS totalled approximately $36 billion (U.S. $28 billion). The cash consideration paid was financed by issuances of long-term debt of approximately $2.2 billion and $8.6 billion (U.S. $6.7 billion) on November 24, 2021 and December 2, 2021, respectively (see Note 18).

The Company accounts for its investment in KCS using the equity method of accounting while the STB considers the Company's application to control KCS. During this time the shares of KCS are held in the voting trust (See Notes 12 and 26). Subject to final approval by the STB, expected in the fourth quarter of 2022, at which time the Company would obtain control of KCS, CP expects to account for its acquisition of KCS as a business combination using the acquisition method of accounting. The investment in KCS of $42,309 million at December 31, 2021 includes $141 million of equity loss of KCS since the date the acquisition closed into the voting trust, after $8 million amortization (net of tax) of the approximately $30 billion basis difference (see Note 12).

During the year ended December 31, 2021, the Company incurred $599 million in acquisition-related costs associated with the Original Merger Agreement and Merger Agreement, of which $183 million were recorded within "Purchased services and other" and $247 million were recorded within "Other expense (income)" in the Company's Consolidated Statements of Income. Acquisition-related costs of $169 million, incurred by KCS during the 18 days from the date the acquisition closed into the voting trust, are included within "Equity loss of Kansas City Southern" in the Company's Consolidated Statements of Income. The acquisition-related costs recorded within "Other expense (income)" include the changes in fair value and realized gain from settlement of the FX forward contracts, changes in fair value and realized loss of the bond locks and forward starting floating-to-fixed interest rate swaps associated with the debt issuances (see Note 18), amortization of financing fees associated with the credit facilities (see Note 18), and FX gains on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition. Total financing fees paid for a bridge facility associated with the KCS acquisition for the year ended December 31, 2021 were $51 million, presented under Cash provided by (used in) financing activities in the Company's Consolidated Statements of Cash Flows.

DRTP
On December 22, 2020, CP completed its acquisition of the 83.5% ownership of the Detroit River Tunnel Partnership (“DRTP”) held by OMERS Infrastructure Management Inc. (“OMERS”) for cash, net of cash acquired, of $398 million. The purchase price was subject to customary closing adjustments, including any final adjustment for closing working capital and certain closing costs. With this acquisition CP obtained 100% ownership of DRTP. The acquisition of DRTP will reduce CP’s operating costs related to movements through the tunnel which amounted to approximately $34 million in 2020, and better integrate the eastern part of the network. DRTP owns a 1.6-mile rail tunnel linking Windsor, Ontario, and Detroit, Michigan and additional, separate lands in both cities. The acquisition was funded with cash from operations and CP's commercial paper program.

The acquisition of DRTP was accounted for as a business combination under the acquisition method of accounting. The acquired assets and assumed liabilities were recorded at their estimated fair values at the date of acquisition. The fair values were estimated by applying an income approach using the discounted cash flow method of future cash flows, appraised land values reflecting a corridor enhancement factor where appropriate, and depreciated replacement cost for depreciable assets including the tunnel, track, signaling systems, and other railway related infrastructure assets.

CP 2021 ANNUAL REPORT 110
Prior to the close of the transaction, CP owned a 16.5% interest in DRTP, which was accounted for as an equity method investment. The previously held equity investment was remeasured to fair value which was determined from the negotiated purchase price that reflected a market value established in a competitive bid process. As a result of the acquisition, in 2020, the Company recognized a before-tax gain of $68 million on the remeasurement to fair value of its equity interest within "Purchased services and other", calculated as the difference between the fair value of CP's 16.5% interest in DRTP of $81 million and the book value of the interest of $13 million. The following summarizes the fair values of the acquired assets and liabilities of DRTP:

(in millions of Canadian dollars)	December 22, 2020
Fair value of net assets acquired:
Accounts receivable, net	$5
Properties	436
Intangible assets (Note 15)	4
Accounts payable and accrued liabilities	(1)
Deferred taxes	(55)
Total identifiable assets and liabilities	$389
Goodwill (Note 15)	90
$479
Consideration:
Cash, net of cash acquired	$398
Fair value of previously held equity method investment	81
Total consideration	$479

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

Acquired cash and cash equivalents of $6 million is presented as a reduction of cash used in investing activities in the Company's 2020 Consolidated Statements of Cash Flows.

CP has not provided pro forma information relating to the pre-acquisition period as it is not material.

CMQ
On December 30, 2019, CP purchased 100% of Central Maine & Québec Railway Canada Inc. (“CMQ Canada”) and Central Maine & Quebec Railway U.S. Inc. (“CMQ U.S.”) (together “CMQ”) for cash consideration of $174 million. CMQ owns 237 miles of rail lines in Québec and 244 miles of rail lines in Maine and Vermont. The acquisition of CMQ Canada was completed on December 30, 2019.

CMQ U.S.
The acquisition of CMQ U.S. was subject to approval from the STB. From the December 30, 2019 date of purchase, all purchased shares of CMQ U.S. were held in an independent voting trust (the "Trust") pending the STB's approval of CP's application for control of CMQ U.S. Approval was granted with an effective date of June 3, 2020. Between December 30, 2019 and June 3, 2020, CP accounted for its acquisition of CMQ U.S. as an equity method investment. During this time, CP paid additional consideration for CMQ of $3 million, representing changes from the finalization of previously estimated closing date working capital.

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

111 CP 2021 ANNUAL REPORT

After a measurement period adjustment of $1 million to increase Other long-term liabilities and goodwill resulting from the finalization of acquisition date deferred tax, the final allocation of total consideration to the fair values of the acquired assets and liabilities of CMQ U.S. is summarized as follows:

(in millions of Canadian dollars)	June 3, 2020
Fair value of net assets acquired:
Cash and cash equivalents	$22
Accounts receivable, net	2
Properties	54
Intangible assets (Note 15)	27
Accounts payable and accrued liabilities	(13)
Other long-term liabilities	(6)
Total identifiable assets and liabilities	$86
Goodwill (Note 15)	52
$138
Consideration:
Fair value of previously held equity method investment	$138

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

12.    Investment in KCS
On December 14, 2021, the Company acquired KCS and deposited 100% of the outstanding KCS common stock into a voting trust. The Company recorded its investment in KCS at its acquisition cost under the equity method of accounting while the STB considers the Company's application to control KCS.

The investment carrying cost of $42,309 million reported on the Company's Consolidated Balance Sheets as at December 31, 2021 reflects the total of the consideration paid to acquire KCS, the offsetting asset recorded on recognition of a deferred tax liability computed on an outside basis (see Note 6), the subsequent recognition of equity loss, and foreign currency translation based on the year-end exchange rate.

The approximate $30 billion difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS as at December 14, 2021, immediately prior to the acquisition by the Company, is the basis difference. The Company has estimated the fair value of KCS and its underlying net assets for the purposes of amortizing the basis difference, as required by the equity method of accounting. The fair value of KCS' underlying net assets, including property, plant and equipment, identifiable intangible assets, and other assets and liabilities, have been estimated on a preliminary basis and may be subject to change as additional information becomes available.

The basis difference related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt is amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments. The remainder of the basis difference, relating to non-depreciable property, plant and equipment, intangible assets with indefinite life, and equity method goodwill, is not amortized and is carried at cost subject to an assessment for impairment.

Subject to final approval by the STB, the Company would obtain control of KCS and would account for its acquisition of KCS as a business combination using the acquisition method of accounting. As a result, the Company would be required to remeasure the carrying value of its equity method investment in KCS to fair value. Any resultant change in the value of the investment in KCS would be recognized as a gain or loss in the Company’s income

CP 2021 ANNUAL REPORT 112
statement, including the write down of that portion of the carrying value of the investment in KCS recorded as an offsetting asset to the outside basis deferred tax liability (see Note 6).

The following tables present summarized financial information for KCS, on its historical cost basis, for the period December 14 to December 31, 2021 and as at December 31, 2021:

Statement of Income

(in millions of Canadian dollars)(1)	For the period December 14 to December 31, 2021
Total revenues	$178
Total operating expenses	287
Operating loss	(109)
Less: Other(2)	12
Loss before income taxes	(121)
Net loss	$(106)
(1) Amounts translated at the average FX rate from December 14-31, 2021 of $1.0000 USD = $1.2836 CAD.
(2) Includes Equity in net earnings of KCS' affiliates, Interest expense, FX loss, and Other income, net.

Balance Sheet

(in millions of Canadian dollars)(1)	As at December 31, 2021
Assets
Current assets	$1,120
Properties	11,676
Other non-current assets	425

Liabilities
Current liabilities	$619
Long-term debt	4,778
Other non-current liabilities	1,823
Non-controlling interest	416
(1) Amounts translated at the December 31, 2021 year-end FX rate of $1.0000 USD = $1.2678 CAD.
13.    Investments

(in millions of Canadian dollars)	2021	2020
Rail investments accounted for on an equity basis(1)	$161	$150
Other investments	48	49
Total investments	$209	$199
(1) Excludes investment in KCS (see Note 12).

113 CP 2021 ANNUAL REPORT

14. Properties

	2021	2021			2020
(in millions of Canadian dollars except percentages)	Weighted-average annual depreciation rate	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway	2.8%	$21,210	$5,893	$15,317	$20,676	$5,859	$14,817
Buildings	2.9%	1,022	266	756	937	259	678
Rolling stock	2.9%	4,793	1,419	3,374	4,702	1,498	3,204
Information systems software(1)	8.1%	603	279	324	569	253	316
Other	5.3%	2,223	794	1,429	2,167	760	1,407
Total		$29,851	$8,651	$21,200	$29,051	$8,629	$20,422
(1) During 2021, CP capitalized costs attributable to the design and development of internal-use software in the amount of $47 million (2020 – $45 million; 2019 – $55 million). Current year depreciation expense related to internal use software was $40 million (2020 – $42 million; 2019 – $44 million).

Finance leases included in properties

	2021			2020
(in millions of Canadian dollars)	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Rolling stock	$291	$133	$158	$302	$138	$164
Other	9	1	8	8	1	7
Total assets held under finance lease	$300	$134	$166	$310	$139	$171

15.    Goodwill and intangible assets

	Goodwill	Intangible assets
(in millions of Canadian dollars)	Net carrying amount	Cost	Accumulated amortization	Net carrying amount	Total goodwill and intangible assets
Balance at December 31, 2019	$194	$27	$(15)	$12	$206
Additions (Note 11)	142	31	—	31	173
Amortization	—	—	(3)	(3)	(3)
Foreign exchange impact	(7)	(3)	—	(3)	(10)
Balance at December 31, 2020	329	55	(18)	37	366
Additions (Note 10)	—	9	—	9	9
Amortization	—	—	(3)	(3)	(3)
Foreign exchange impact	(1)	—	—	—	(1)
Balance at December 31, 2021	$328	$64	$(21)	$43	$371

16.    Other assets

(in millions of Canadian dollars)	2021	2020
Operating lease ROU assets (Note 21)	$287	$316
Contracted customer incentives	77	60
Long-term materials	34	37
Other	21	25
Total other assets	$419	$438

CP 2021 ANNUAL REPORT 114
17.    Accounts payable and accrued liabilities

(in millions of Canadian dollars)	2021	2020
Trade payables	$432	$401
Accrued charges	286	294
Accrued interest	141	134
Dividends payable	177	127
Stock-based compensation liabilities	126	121
Income and other taxes payable	164	115
Payroll-related accruals	65	68
Operating lease liabilities (Note 21)	59	63
Accrued vacation	60	59
Personal injury and other claims provision	49	37
Deferred revenue (Note 3)	20	27
Deferred real estate lease and license revenue	14	11
Provision for environmental remediation (Note 20)	11	9
Other	5	1
Total accounts payable and accrued liabilities	$1,609	$1,467

18.    Debt
The following table outlines the Company's outstanding long-term debt as at December 31, 2021:

(in millions of Canadian dollars except percentages)			Maturity	Currency in which payable	2021	2020
9.450%	30-year Debentures	(A)	Aug 2021	U.S.$	—	318
5.100%	10-year Medium Term Notes	(A)	Jan 2022	CDN$	125	125
4.500%	10-year Notes	(A)	Jan 2022	U.S.$	317	318
4.450%	12.5-year Notes	(A)	Mar 2023	U.S.$	444	445
1.589%	2-year Notes	(A)	Nov 2023	CDN$	1,000	—
1.350%	3-year Notes	(A)	Dec 2024	U.S.$	1,899	—
2.900%	10-year Notes	(A)	Feb 2025	U.S.$	887	891
3.700%	10.5-year Notes	(A)	Feb 2026	U.S.$	317	318
1.750%	5-year Notes	(A)	Dec 2026	U.S.$	1,266	—
2.540%	6.3-year Notes	(A)	Feb 2028	CDN$	1,200	—
4.000%	10-year Notes	(A)	Jun 2028	U.S.$	634	636
3.150%	10-year Notes	(A)	Mar 2029	CDN$	399	399
2.050%	10-year Notes	(A)	Mar 2030	U.S.$	633	636
7.125%	30-year Debentures	(A)	Oct 2031	U.S.$	444	446
2.450%	10-year Notes	(A)	Dec 2031	U.S.$	1,774	—
5.750%	30-year Debentures	(A)	Mar 2033	U.S.$	311	312
4.800%	20-year Notes	(A)	Sep 2035	U.S.$	379	381
5.950%	30-year Notes	(A)	May 2037	U.S.$	564	567
6.450%	30-year Notes	(A)	Nov 2039	CDN$	400	400
3.000%	20-year Notes	(A)	Dec 2041	U.S.$	1,261	—

115 CP 2021 ANNUAL REPORT

5.750%	30-year Notes	(A)	Jan 2042	U.S.$	312	313
4.800%	30-year Notes	(A)	Aug 2045	U.S.$	695	698
3.050%	30-year Notes	(A)	Mar 2050	CDN$	298	298
3.100%	30-year Notes	(A)	Dec 2051	U.S.$	2,266	—
6.125%	100-year Notes	(A)	Sep 2115	U.S.$	1,141	1,146
5.41%	Senior Secured Notes	(B)	Mar 2024	U.S.$	80	89
6.91%	Secured Equipment Notes	(C)	Oct 2024	CDN$	58	75
7.49%	Equipment Trust Certificates		Jan 2021	U.S.$	—	14
Obligations under finance leases
1.99% - 4.13%		(D)	2022 - 2024	CDN$/U.S.$	2	4
6.99%		(D)	Mar 2022	U.S.$	97	97
6.57%		(D)	Dec 2026	U.S.$	33	38
12.77%		(D)	Jan 2031	CDN$	4	4
1.93%		(D)	Feb 2041	U.S.$	4	—
Commercial Paper			up to Jan 2022	U.S.$	336	820
Term Credit Facility			Mar 2022	U.S.$	634	—
Demand Promissory Note				CDN$	6	—
					20,220	9,788
Perpetual 4% Consolidated Debenture Stock		(E)		U.S.$	38	39
Perpetual 4% Consolidated Debenture Stock		(E)		G.B.£	6	6
					20,264	9,833
Unamortized fees on long-term debt					(137)	(62)
					20,127	9,771
Less: Long-term debt maturing within one year					1,550	1,186
					$18,577	$8,585

At December 31, 2021, the gross amount of long-term debt denominated in U.S. dollars was U.S. $13,265 million (2020 – U.S. $6,713 million).

Annual maturities and principal repayment requirements, excluding those pertaining to finance leases, for each of the five years following 2021 are (in millions): 2022 – $1,446; 2023 – $1,473; 2024 – $1,984; 2025 – $888; 2026 – $1,585.

Fees on long-term debt are amortized to income over the term of the related debt.

A.  These debentures and notes are presented net of unamortized discounts, pay interest semi-annually, and are unsecured but carry a negative pledge.

During the fourth quarter of 2021, the Company issued the following securities for total net proceeds of $10.7 billion to fund the cash consideration component of the KCS acquisition:

Date Issued	Description of Securities	Maturity	Net Proceeds
November 24, 2021	$1.0 billion 1.589% Notes	Nov 2023	$1.00 billion
	$1.2 billion 2.540% Notes	Feb 2028	$1.20 billion
December 2, 2021	U.S. $1.5 billion 1.350% Notes	Dec 2024	$1.91 billion (U.S. $1.49 billion)
	U.S. $1.0 billion 1.750% Notes	Dec 2026	$1.27 billion (U.S. $0.99 billion)
	U.S. $1.4 billion 2.450% Notes	Dec 2031	$1.78 billion (U.S. $1.39 billion)
	U.S. $1.0 billion 3.000% Notes	Dec 2041	$1.26 billion (U.S. $0.99 billion)
	U.S. $1.8 billion 3.100% Notes	Dec 2051	$2.26 billion (U.S. $1.77 billion)

CP 2021 ANNUAL REPORT 116
The U.S. $1.4 billion 2.450% Notes and the U.S. $1.0 billion 3.000% Notes include a special mandatory redemption provision which provides that if STB final approval of CP's application to control KCS is not received prior to March 25, 2023 or, if in the Company's judgment, STB final approval will not be sought or received by this date, the Company will be required to redeem all of such outstanding notes at a price equal to 101% of the aggregate principal amount of the applicable notes plus accrued and unpaid interest.

In conjunction with the above debt issuances, the Company cash settled a notional $600 million of interest rate bond locks and a notional U.S. $2.4 billion of forward starting floating-to-fixed interest rate swap agreements ("forward starting swaps") for a payment of $226 million (see Note 19). This payment was included in cash provided by operating activities consistent with the location of the related hedged item on the Company's Consolidated Statements of Cash Flows.

During the third quarter of 2021, the Company also repaid U.S. $250 million 9.450% 30-year debentures at maturity for a total of U.S. $250 million ($312 million).

In 2020, the Company issued U.S $500 million 2.050% 10-year notes due March 5, 2030 for net proceeds of U.S. $495 million ($662 million) and $300 million 3.050% 30-year notes due March 9, 2050 for net proceeds of $296 million.

B.  The 5.41% senior secured notes are collateralized by specific locomotive units with a carrying value of $92 million at December 31, 2021. The Company pays equal blended semi-annual payments of principal and interest. Final repayment of the remaining principal of U.S. $44 million is due in March 2024.

C.  The 6.91% secured equipment notes are full recourse obligations of the Company collateralized by a first charge on specific locomotive units with a carrying value of $34 million at December 31, 2021. The Company pays equal blended semi-annual payments of principal and interest. Final repayment of the remaining principal of $11 million is due in October 2024.

D. The carrying value of the assets collateralizing finance lease obligations was $166 million at December 31, 2021.

E.  The Consolidated Debenture Stock, authorized by an Act of Parliament of 1889, constitutes a first charge upon and over the whole of the undertaking, railways, works, rolling stock, plant, property and effects of the Company, with certain exceptions.

Credit facility
CP has a revolving credit facility (the “facility”) agreement with 14 highly rated financial institutions for a commitment amount of U.S. $1.3 billion. The facility can accommodate draws of cash and/or letters of credit at market competitive pricing. Effective September 24, 2021, the Company extended the maturity dates of the U.S. $1.0 billion tranche to September 27, 2026 and the U.S. $300 million tranche to September 27, 2023. During 2021, the Company amended the financial covenant within the facility agreement to provide flexibility upon closing of the KCS acquisition. As at December 31, 2021 and 2020, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant. As at December 31, 2021 and 2020, the facility was undrawn.

In 2021, the Company entered into a U.S. $500 million unsecured non-revolving term credit facility (the "term facility") with an initial due date of March 15, 2022. As at December 31, 2021, the Company had borrowings of U.S. $500 million ($634 million) under this term facility at a weighted-average interest rate of 1.38%. The agreement requires the Company to maintain a financial covenant in conjunction with the term facility. As at December 31, 2021, the Company satisfied the financial covenant.

The Company also has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at December 31, 2021, the Company had total commercial paper borrowings of U.S. $265 million ($336 million), included in "Long-term debt maturing within one year" on the Company's Consolidated Balance Sheets (December 31, 2020 – $820 million). The weighted-average interest rate on these borrowings was 0.32% (December 31, 2020 - 0.27%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Consolidated Statements of Cash Flows on a net basis.

CP has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit CP to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at December 31, 2021 and 2020, the Company did not have any collateral posted on its bilateral letter of credit facilities but had letters of credit drawn of $58 million (December 31, 2020 – $59 million) from a total available amount of $300 million.

117 CP 2021 ANNUAL REPORT

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

The carrying value of the Company’s long-term debt does not approximate its fair value. The estimated fair value has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $19,151 million at December 31, 2021 (December 31, 2020 - $8,951 million), had a fair value of $21,265 million (December 31, 2020 - $11,597 million).

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

CP 2021 ANNUAL REPORT 118
Net investment hedge
The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in foreign subsidiaries with a U.S. dollar functional currency. The majority of the Company’s U.S. dollar-denominated long-term debt has been designated as a hedge of the net investment in these foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive income (loss)” in 2021 was an FX gain of $25 million, the majority of which was unrealized (2020 – unrealized gain of $136 million; 2019 – unrealized gain of $288 million) (see Note 8).

FX forward contracts
During 2021, the Company entered into various FX forward contracts totalling a notional U.S. $1.0 billion to fix the FX rate and lock-in a portion of the amount of Canadian dollars it could have borrowed to finance the U.S. dollar-denominated cash portion of the total consideration payable pursuant to the Original Merger Agreement with KCS. During the third quarter of 2021, the Company settled the FX forward contracts and did not have any such contracts remaining as at December 31, 2021. The realized gain from settlement of the FX forward contracts was $13 million and was recorded in "Other expense (income)" on the Company's Consolidated Statements of Income.

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

Forward starting swaps
In the first half of 2021, the Company entered into forward starting swaps with terms of up to 30 years, totalling a notional U.S. $2.4 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes.

On May 21, 2021, the Original Merger Agreement with KCS was terminated which resulted in the Company ceasing hedge accounting for the U.S. $2.4 billion of forward starting swaps. However, as the note issuances were still reasonably possible to occur, fair value losses of $73 million prior to this determination remained in “Accumulated other comprehensive loss”, net of tax. Fair value losses of $251 million during the period from May 21, 2021 through to the roll and re-designation described below were recorded within “Other expense (income)" on the Company’s Consolidated Statements of Income for twelve months ended December 31, 2021.

Following CP entering into the Merger Agreement with KCS, the Company rolled the notional U.S. $2.4 billion of forward starting swaps but did not effect a cash settlement. Concurrently, the Company re-designated the forward starting swaps totalling U.S. $2.4 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The changes in fair value on the forward starting swaps were recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the notes were issued. Fair value gains subsequent to re-designation of $94 million were recorded within “Other comprehensive income” on the Company’s Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2021.

During the fourth quarter of 2021, the Company cash settled all outstanding forward starting swaps related to debt issuances that occurred in the same period. The fair value of these derivative instruments at the time of settlement was a loss of $230 million. The related $21 million gain within "Accumulated other comprehensive loss" will be reclassified to "Net interest expense" ratably over the duration of the notes' hedged interest payments.

For the year ended December 31, 2021, a net loss of $9 million related to settled forward starting swap hedges was amortized from "Accumulated other comprehensive loss" to “Net interest expense” in line with the related hedged interest payments (2020 – net loss of $9 million; 2019 – net loss of $9 million). The Company expects that during the next 12 months, $8 million of net losses will be reclassified to “Net interest expense”.

Bond locks
In the first quarter of 2021, the Company entered into seven-year interest rate bond locks totalling a notional $600 million to fix the benchmark rate on cash flows associated with a highly probable forecasted issuance of long-term notes.

On May 21, 2021, the Original Merger Agreement with KCS was terminated which resulted in the Company ceasing hedge accounting for the $600 million of bond locks. However, as the note issuances were still reasonably possible to occur, fair value losses of $2 million prior to this

119 CP 2021 ANNUAL REPORT

determination remained in “Accumulated other comprehensive loss”, net of tax. Fair value losses of $10 million during the period from May 21, 2021 through to the roll and re-designation described below were recorded within “Other expense (income)" on the Company’s Consolidated Statements of Income for the twelve months ended December 31, 2021.

Following CP entering into the Merger Agreement with KCS, the Company rolled the notional $600 million of bond locks but did not effect a cash settlement. Concurrently, the Company re-designated the bond locks totalling $600 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The changes in fair value on the bond locks are recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the notes were issued. Fair value gains subsequent to re-designation of $19 million were recorded within “Other comprehensive income” on the Company’s Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2021.

During the fourth quarter of 2021, the Company cash settled all outstanding bond locks related to debt issuances that occurred in the same period. The fair value of these derivative instruments at the time of settlement was a gain of $7 million. The related $17 million gain within "Accumulated other comprehensive loss" will be reclassified to "Net interest expense" ratably over the duration of the notes' hedged interest payments.

For the year ended December 31, 2021, a net loss of $1 million related to settled bond and treasury rate lock hedges was amortized from "Accumulated other comprehensive loss" to “Net interest expense” in line with the related hedged interest payments (2020 – net loss of $1 million; 2019 – net loss of $1 million). The Company expects that during the next 12 months, $2 million of net gains will be reclassified to “Net interest expense”.

20.    Other long-term liabilities

(in millions of Canadian dollars)	2021	2020
Operating lease liabilities, net of current portion (Note 21)	$224	$248
Stock-based compensation liabilities, net of current portion	125	146
Provision for environmental remediation, net of current portion(1)	68	71
Deferred revenue, net of current portion (Note 3)	47	34
Deferred real estate lease and license revenue, net of current portion(2)	10	18
Deferred gains on sale leaseback transactions(2)	4	5
Other, net of current portion	64	63
Total other long-term liabilities	$542	$585
(1) As at December 31, 2021, the aggregate provision for environmental remediation, including the current portion was $79 million (2020 – $80 million).
(2) The deferred real estate lease and license revenue and deferred gains on sale leaseback transactions are being amortized to income on a straight-line basis over the related lease terms.

Environmental remediation accruals
Environmental remediation accruals cover site-specific remediation programs. The estimate of the probable costs to be incurred in the remediation of properties contaminated by past activities reflects the nature of contamination at individual sites according to typical activities and scale of operations conducted. CP has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants, considering available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities” (see Note 17). Payments are expected to be made over 10 years to 2031.

The accruals for environmental remediation represent CP’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include CP’s best estimate of all probable costs, CP’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable. Changes to costs are reflected as changes to “Other long-term liabilities” or “Accounts payable and accrued liabilities” on the Company's Consolidated Balance Sheets and to “Purchased services and other” within operating expenses on the Company's Consolidated Statements of Income. The amount charged to income in 2021 was $10 million (2020 – $10 million; 2019 – $6 million).

CP 2021 ANNUAL REPORT 120
21. Leases
The Company’s leases have remaining terms of less than one year to 19 years, some include options to extend up to an additional 10 years, and some include options to terminate within one year.

Residual value guarantees are provided on certain vehicle operating leases. Cumulatively, these guarantees are limited to $1 million and are not included in lease liabilities as it is not currently probable that any amounts will be owed.

Components of lease expense for the year ended December 31 are as follows:

(in millions of Canadian dollars)	2021	2020
Operating lease cost	$74	$83
Short-term lease cost	16	10
Variable lease cost	5	13
Sublease income	(3)	(3)

Finance Lease Cost
Amortization of right-of-use assets	10	9
Interest on lease liabilities	10	11
Total lease costs	$112	$123

Supplemental balance sheet information related to leases is as follows:

(in millions of Canadian dollars)	Classification	2021	2020
Assets
Operating	Other assets	$287	$316
Finance	Properties, net book value	166	171

Liabilities
Current
Operating	Accounts payable and accrued liabilities	59	63
Finance	Long-term debt maturing within one year	104	8
Long-term
Operating	Other long-term liabilities	224	248
Finance	Long-term debt	36	135

The following table provides the Company's weighted-average remaining lease terms and discount rates:

	2021	2020
Weighted-Average Remaining Lease Term
Operating leases	6 years	7 years
Finance leases	2 years	3 years

Weighted-Average Discount Rate
Operating leases	3.18%	3.32%
Finance leases	6.96%	7.06%

121 CP 2021 ANNUAL REPORT

Supplemental information related to leases is as follows:

(in millions of Canadian dollars)	2021	2020
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$64	$74
Operating cash outflows from finance leases	10	10
Financing cash outflows from finance leases	8	8

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	36	34
Finance leases	5	4

The following table provides the maturities of lease liabilities for the next five years and thereafter as at December 31, 2021:

(in millions of Canadian dollars)	Finance Leases	Operating Leases
2022	$107	$66
2023	9	62
2024	9	50
2025	9	39
2026	9	34
Thereafter	7	60
Total lease payments	150	311
Imputed interest	(10)	(28)
Present value of lease payments	$140	$283

22.    Shareholders’ equity
Authorized and issued share capital
The Company is authorized to issue an unlimited number of Common Shares, an unlimited number of First Preferred Shares, and an unlimited number of Second Preferred Shares. At December 31, 2021, no First or Second Preferred Shares had been issued.

The following table summarizes information related to Common Share balances as at December 31:

(number of shares in millions)	2021	2020	2019
Share capital, January 1	666.3	685.0	702.9
CP Common Shares repurchased	—	(20.4)	(19.0)
Shares issued under stock option plan	0.8	1.7	1.1
Shares issued for KCS acquisition (Note 11)	262.6	—	—
Share capital, December 31	929.7	666.3	685.0

The change in the “Share capital” balance includes $7 million of stock-based compensation transferred from “Additional paid-in capital” (2020 – $10 million; 2019 – $7 million).

Share repurchases
On January 27, 2021, the Company announced a normal course issuer bid ("NCIB"), commencing January 29, 2021, to purchase up to 16.7 million Common Shares in the open market for cancellation on or before January 28, 2022. As at December 31, 2021, the Company had not purchased any Common Shares under this NCIB.

CP 2021 ANNUAL REPORT 122
On December 17, 2019, the Company announced a NCIB, commencing December 20, 2019, to purchase up to 24.0 million Common Shares in the open market for cancellation on or before December 19, 2020. Upon expiry of this NCIB, the Company had purchased 21.4 million Common Shares for $1,577 million.

On October 19, 2018, the Company announced a NCIB, commencing October 24, 2018, to purchase up to 28.4 million Common Shares for cancellation on or before October 23, 2019. The Company completed this NCIB on October 23, 2019.

All purchases were made in accordance with the respective NCIB at prevailing market prices plus brokerage fees, or such other prices that were permitted by the Toronto Stock Exchange ("TSX"), with consideration allocated to "Share capital" up to the average carrying amount of the shares and any excess allocated to "Retained earnings".

The following table provides activities under the share repurchase programs for each of the years ended December 31:

	2021	2020	2019
Number of Common Shares repurchased(1)	—	19,865,380	18,970,745
Weighted-average price per share(2)	$—	$74.35	$60.13
Amount of repurchase (in millions)(2)	$—	$1,477	$1,141
(1) Includes shares repurchased but not yet cancelled at year end.
(2) Includes brokerage fees.

23.    Change in non-cash working capital balances related to operations

(in millions of Canadian dollars)	2021	2020	2019
Source (use) of cash:
Accounts receivable, net	$32	$(61)	$27
Materials and supplies	(14)	(15)	(8)
Other current assets	24	(5)	(24)
Accounts payable and accrued liabilities	(108)	(308)	(21)
Change in non-cash working capital	$(66)	$(389)	$(26)

24.    Pensions and other benefits
The Company has both defined benefit (“DB”) and defined contribution (“DC”) pension plans. At December 31, 2021, the Canadian pension plans represent nearly all of total combined pension plan assets and nearly all of total combined pension plan obligations.

The DB plans provide for pensions based principally on years of service and compensation rates near retirement. Pensions for Canadian pensioners are partially indexed to inflation. Annual employer contributions to the DB plans, which are actuarially determined, are made on the basis of being not less than the minimum amounts required by federal pension supervisory authorities.

The Company has other benefit plans including post-retirement health and life insurance for pensioners, and post-employment long-term disability and workers’ compensation benefits, which are based on Company-specific claims. At December 31, 2021, the Canadian other benefits plans represent nearly all of total combined other plan obligations.

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

123 CP 2021 ANNUAL REPORT

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

Net periodic benefit cost
The elements of net periodic benefit cost for DB pension plans and other benefits recognized in the year include the following components:

	Pensions			Other benefits
(in millions of Canadian dollars)	2021	2020	2019	2021	2020	2019
Current service cost (benefits earned by employees)	$171	$140	$107	$13	$12	$11
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	351	406	450	16	17	20
Expected return on fund assets	(959)	(945)	(947)	—	—	—
Recognized net actuarial loss	206	177	84	(1)	4	12
Amortization of prior service (recoveries) costs	—	(1)	(1)	—	—	1
Total other components of net periodic benefit (recovery) cost	(402)	(363)	(414)	15	21	33
Net periodic benefit (recovery) cost	$(231)	$(223)	$(307)	$28	$33	$44

Projected benefit obligation, fund assets, and funded status
Information about the Company’s DB pension plans and other benefits, in aggregate, is as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Change in projected benefit obligation:
Benefit obligation at January 1	$13,799	$12,610	$553	$541
Current service cost	171	140	13	12
Interest cost	351	406	16	17
Employee contributions	42	42	—	—
Benefits paid	(667)	(653)	(31)	(34)
Foreign currency changes	—	(5)	—	—
Plan amendments and other	—	3	—	—
Actuarial loss (gain)	(812)	1,256	(48)	17
Projected benefit obligation at December 31	$12,884	$13,799	$503	$553

The net actuarial gains for Pensions and Other benefits in 2021 were primarily due to the increase in discount rate from 2.58% to 3.01%. The net actuarial losses for Pensions and Other benefits in 2020 were primarily due to the decrease in discount rate from 3.25% to 2.58%.

CP 2021 ANNUAL REPORT 124

	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Change in fund assets:
Fair value of fund assets at January 1	$14,365	$13,319	$5	$5
Actual return on fund assets	1,180	1,634	—	—
Employer contributions	18	27	31	34
Employee contributions	42	42	—	—
Benefits paid	(667)	(653)	(31)	(34)
Foreign currency changes	—	(4)	—	—
Fair value of fund assets at December 31	$14,938	$14,365	$5	$5
Funded status – plan surplus (deficit)	$2,054	$566	$(498)	$(548)

The table below shows the aggregate pension projected benefit obligation and aggregate fair value of plan assets for pension plans with fair value of plan assets in excess of projected benefit obligations (i.e. surplus), and for pension plans with projected benefit obligations in excess of fair value of plan assets (i.e. deficit):

	2021		2020
(in millions of Canadian dollars)	Pension plans in surplus	Pension plans in deficit	Pension plans in surplus	Pension plans in deficit
Projected benefit obligation at December 31	$(12,346)	$(538)	$(13,220)	$(579)
Fair value of fund assets at December 31	14,663	275	14,114	251
Funded status	$2,317	$(263)	$894	$(328)

The DB pension plans’ accumulated benefit obligation as at December 31, 2021 was $12,591 million (2020 – $13,528 million). The accumulated benefit obligation is calculated on a basis similar to the projected benefit obligation, except no future salary increases are assumed in the projection of future benefits. For pension plans with accumulated benefit obligations in excess of fair value of plan assets (i.e. deficit), the aggregate pension accumulated benefit obligation as at December 31, 2021 was $410 million (2020 – $443 million) and the aggregate fair value of plan assets as at December 31, 2021 was $201 million (2020 –$187 million).

All Other benefits plans were in a deficit position at December 31, 2021 and 2020.

Pension asset and liabilities in the Company’s Consolidated Balance Sheets
Amounts recognized in the Company’s Consolidated Balance Sheets are as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Pension asset	$2,317	$894	$—	$—
Accounts payable and accrued liabilities	(11)	(11)	(32)	(33)
Pension and other benefit liabilities	(252)	(317)	(466)	(515)
Total amount recognized	$2,054	$566	$(498)	$(548)

The measurement date used to determine the plan assets and the benefit obligation is December 31. The most recent actuarial valuation for pension funding purposes for the Company’s main Canadian pension plan was performed as at January 1, 2021. During 2022, the Company expects to file with the pension regulator a new valuation performed as at January 1, 2022.

125 CP 2021 ANNUAL REPORT

Accumulated other comprehensive loss
Amounts recognized in accumulated other comprehensive loss are as follows:

	Pensions		Other benefits
(in millions of Canadian dollars)	2021	2020	2021	2020
Net actuarial loss:
Other than deferred investment gains	$3,298	$3,960	$57	$104
Deferred investment gains	(672)	(95)	—	—
Prior service cost	5	5	1	1
Deferred income tax	(759)	(1,070)	(15)	(27)
Total (Note 8)	$1,872	$2,800	$43	$78

Actuarial assumptions
Weighted-average actuarial assumptions used were approximately:

(percentages)	2021	2020	2019
Benefit obligation at December 31:
Discount rate	3.01	2.58	3.25
Projected future salary increases	2.75	2.75	2.75
Health care cost trend rate (1)	5.00	5.00	5.50
Benefit cost for year ended December 31:
Discount rate	2.58	3.25	4.01
Expected rate of return on fund assets (2)	6.90	7.25	7.50
Projected future salary increases	2.75	2.75	2.75
Health care cost trend rate (1)	5.00	5.50	6.00
(1) The health care cost trend rate was assumed to be 6.00% in 2019 and 5.50% in 2020 and is assumed to be 5.00% per year in 2021 and thereafter.
(2) The expected rate of return on fund assets that will be used to compute the 2022 net periodic benefit credit is 6.90%.

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

CP 2021 ANNUAL REPORT 126
The Company’s pension plan asset allocation, the weighted-average asset allocation targets, and the weighted average policy range for each major asset class at year end were as follows:

			Percentage of plan assets at December 31
Asset allocation (percentage)	Asset allocation target	Policy range	2021	2020
Cash and cash equivalents	1.2	0 – 10	3.1	2.0
Fixed income	24.1	20 – 40	24.1	28.1
Public equity	45.1	35 – 55	50.5	49.3
Real estate and infrastructure	9.8	4 – 13	6.7	6.3
Private debt	9.8	4 – 13	4.6	3.3
Absolute return	10.0	4 – 13	11.0	11.0
Total	100.0		100.0	100.0

127 CP 2021 ANNUAL REPORT
Summary of the assets of the Company’s DB pension plans
The following is a summary of the assets of the Company’s DB pension plans at December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were no plan assets classified as Level 3 valued investments.

	Assets Measured at Fair Value		Investments measured at NAV(1)	Total Plan Assets
(in millions of Canadian dollars)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2021
Cash and cash equivalents	$363	$—	$—	$363
Fixed income
Government bonds(2)	232	1,704	—	1,936
Corporate bonds(2)	569	868	—	1,437
Mortgages(3)	230	4	—	234
Public equities
Canada	1,004	—	—	1,004
U.S. and international	6,536	—	—	6,536
Real estate(4)	—	—	732	732
Infrastructure(5)	—	—	263	263
Private debt(6)	—	—	682	682
Derivative instruments(7)	—	106	—	106
Absolute return(8)
Funds of hedge funds	—	—	1,621	1,621
Multi-strategy funds	—	—	24	24
	$8,934	$2,682	$3,322	$14,938
December 31, 2020
Cash and cash equivalents	$219	$—	$—	$219
Fixed income
Government bonds(2)	284	1,699	—	1,983
Corporate bonds(2)	691	1,144	—	1,835
Mortgages(3)	220	5	—	225
Public equities
Canada	1,183	—	—	1,183
U.S. and international	5,871	28	—	5,899
Real estate(4)	—	—	704	704
Infrastructure(5)	—	—	199	199
Private debt(6)	—	—	465	465
Derivative instruments(7)	—	71	—	71
Absolute return(8)
Funds of hedge funds	—	—	1,560	1,560
Multi-strategy funds	—	—	22	22
	$8,468	$2,947	$2,950	$14,365
(1) Investments measured at net asset value ("NAV"):
Amounts are comprised of certain investments measured using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

CP 2021 ANNUAL REPORT 128
(2) Government & Corporate Bonds:
Fair values for bonds are based on market prices supplied by independent sources as of the last trading day.
(3) Mortgages:
The fair values of mortgages are based on current market yields of financial instruments of similar maturity, coupon and risk factors.
(4) Real estate:
Real estate fund values are based on the NAV of the funds that invest directly in real estate investments. The values of the investments have been estimated using the capital accounts representing the plan’s ownership interest in the funds. Of the total, $613 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2020 – $580 million). The remaining $119 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying real estate investments (2020 – $124 million). As at December 31, 2021, there are $32 million of unfunded commitments for real estate investments (December 31, 2020 – $32 million).
(5) Infrastructure:
Infrastructure fund values are based on the NAV of the funds that invest directly in infrastructure investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $107 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2020 – $112 million). The remaining $156 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying infrastructure investments (2020 – $87 million). As at December 31, 2021, there are $814 million of unfunded commitments for infrastructure investments (December 31, 2020 – $491 million).
(6) Private debt:
Private debt fund values are based on the NAV of the funds that invest directly in private debt investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $152 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2020 – $154 million). The remaining $530 million is not subject to redemption and is normally returned through distributions as a result of the repayment of the underlying loans (2020 - $311 million). As at December 31, 2021, there are $774 million of unfunded commitments for private debt investments (December 31, 2020 – $533 million).
(7) Derivatives:
The investment managers may utilize the following derivative instruments: equity futures to replicate equity index returns (Level 2); currency forwards to partially hedge foreign currency exposures (Level 2); bond forwards to reduce asset/liability interest rate risk exposures (Level 2); interest rate swaps to manage duration and interest rate risk (Level 2); credit default swaps to manage credit risk (Level 2); and options to manage interest rate risk and volatility (Level 2). The Company may utilize derivatives directly, but only for the purpose of hedging foreign currency exposures. As at December 31, 2021, there are currency forwards with a notional value of nil (December 31, 2020 – $1,041 million) and a fair value of $6 million (December 31, 2020 – $73 million). The fixed income investment manager utilizes a portfolio of bond forwards for the purpose of reducing asset/liability interest rate exposure. As at December 31, 2021, there are bond forwards with a notional value of $2,967 million (December 31, 2020 – $3,540 million) and a fair value of $100 million (December 31, 2020 – $(2) million).
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

The funded status of the plans is exposed to fluctuations in interest rates, which affects the relative values of the plans' liabilities and assets. In order to mitigate interest rate risk, the Company's main Canadian defined benefit pension plan utilizes a liability driven investment strategy in its fixed income portfolio, which uses a combination of long duration bonds and derivatives to hedge interest rate risk, managed by the investment manager. At December 31, 2021, the plan's solvency funded position was 47% hedged against interest rate risk (2020 – 47%).

When investing in foreign securities, the plans are exposed to foreign currency risk; the effect of which is included in the valuation of the foreign securities. At December 31, 2021, the plans were 43% exposed to the U.S. dollar, 5% exposed to the Euro, and 10% exposed to various other currencies. At December 31, 2020, the plans were 33% exposed to the U.S. dollar net of currency forwards (40% excluding the currency forwards), 6% exposed to the Euro, and 14% exposed to various other currencies.

At December 31, 2021, fund assets included 426,304 of the Common Shares of the Company (2020 – 545,040) at a market value of $39 million (2020 – $48 million) and Fixed Income securities of the Company at a market value of $5 million (2020 – nil).

129 CP 2021 ANNUAL REPORT

Estimated future benefit payments
The estimated future DB pension and other benefit payments to be paid by the plans for each of the next five years and the subsequent five-year period are as follows:

(in millions of Canadian dollars)	Pensions	Other benefits
2022	$645	$32
2023	637	31
2024	638	30
2025	639	29
2026	640	29
2027-2031	3,209	136

The benefit payments from the Canadian registered and U.S. qualified DB pension plans are payable from their respective pension funds. Benefit payments from the supplemental pension plan and from the other benefits plans are payable directly by the Company.

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

In 2021, the net cost of the DC plans, which generally equals the employer’s required contribution, was $13 million (2020 – $12 million; 2019 – $11 million).

Contributions to multi-employer plans
Some of the Company’s unionized employees in the U.S. are members of a U.S. national multi-employer benefit plan. Contributions made by the Company to this plan in 2021 in respect of post-retirement medical benefits were $3 million (2020 – $3 million; 2019 – $3 million).

CP 2021 ANNUAL REPORT 130
25.    Stock-based compensation
At December 31, 2021, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense of $131 million in 2021 (2020 – $170 million; 2019 – $133 million) and the total tax benefit related to these plans was $29 million in 2021 (2020 – $42 million; 2019 – $33 million).

A. Stock option plan
Options issued prior to the share split described in Item 8. Financial Statements and Supplementary Data, Note 1 Summary of significant accounting policies now each provide rights over five shares. For consistency, all number of options presented herein are calculated and shown on the basis of the number of shares subject to the options. The following table summarizes information related to the stock option plan as at December 31, 2021:

	Options outstanding		Non-vested options
	Number of options	Weighted-average exercise price	Number of options	Weighted-average grant date fair value
Outstanding, January 1, 2021	6,936,830	$45.04	3,885,385	$11.68
Granted	1,346,358	$87.51	1,346,358	$19.06
Exercised	(723,276)	$35.20	N/A	N/A
Vested	N/A	N/A	(1,315,036)	$11.83
Forfeited	(167,724)	$54.54	(167,724)	$12.23
Outstanding, December 31, 2021	7,392,188	$53.36	3,748,983	$14.25
Vested or expected to vest at December 31, 2021(1)	7,340,397	$53.21	N/A	N/A
Exercisable, December 31, 2021	3,643,205	$41.64	N/A	N/A
(1) As at December 31, 2021, the weighted-average remaining term of vested or expected to vest options was 4.3 years with an aggregate intrinsic value of $277 million.

The following table provides the number of stock options outstanding and exercisable as at December 31, 2021 by range of exercise price and their related intrinsic aggregate value, and for options outstanding, the weighted-average years to expiration. The table also provides the aggregate intrinsic value for in-the-money stock options, which represents the amount that would have been received by option holders had they exercised their options on December 31, 2021 at the Company’s closing stock price of $90.98.

	Options outstanding				Options exercisable
Range of exercise prices	Number of options	Weighted-average years to expiration	Weighted-average exercise price	Aggregate intrinsic value (millions)	Number of options	Weighted-average exercise price	Aggregate intrinsic value (millions)
$15.14 - $38.17	1,420,600	2.7	$30.14	$86	1,420,600	$30.14	$87
$38.18 - $46.65	2,013,630	2.4	$40.86	$101	1,032,160	$42.64	$50
$46.66 - $68.74	2,167,180	4.1	$55.55	$77	1,082,960	$52.89	$41
$68.75 - $103.98	1,790,778	5.9	$83.21	$14	107,485	$70.48	$2
Total(1)	7,392,188	3.8	$53.36	$278	3,643,205	$41.64	$180
(1) As at December 31, 2021, the total number of in-the-money stock options outstanding was 7,373,880 with a weighted-average exercise price of $53.26. The weighted-average years to expiration of exercisable stock options is 3.1 years.

131 CP 2021 ANNUAL REPORT

Pursuant to the employee plan, options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years. Under the fair value method, the fair value of the stock options at grant date was approximately $26 million for options issued in 2021 (2020 – $15 million; 2019 – $14 million). The weighted-average fair value assumptions were approximately:

	2021	2020	2019
Expected option life (years)(1)	4.75	4.75	5.00
Risk-free interest rate(2)	0.53%	1.28%	2.22%
Expected stock price volatility(3)	27.14%	23.14%	25.04%
Expected annual dividends per share(4)	$0.760	$0.664	$0.524
Expected forfeiture rate(5)	2.62%	4.41%	6.05%
Weighted-average grant date fair value of options granted during the year	$19.06	$13.80	$12.74
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

In 2021, the expense for stock options (regular and performance) was $23 million (2020 – $16 million; 2019 – $14 million). At December 31, 2021, there was $16 million of total unrecognized compensation related to stock options which is expected to be recognized over a weighted-average period of approximately 0.9 years.

The total fair value of shares vested for the stock option plan during 2021 was $18 million (2020 – $10 million; 2019 – $8 million).

The following table provides information related to all options exercised in the stock option plan during the years ended December 31:

(in millions of Canadian dollars)	2021	2020	2019
Total intrinsic value	$43	$52	$63
Cash received by the Company upon exercise of options	25	52	26

B. Other share-based plans
Performance share unit plans
During 2021, the Company issued 431,430 PSUs with a grant date fair value of approximately $37 million and 12,694 PDSUs with a grant date fair value, including value of expected future matching units, of approximately $1 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company's Common Shares, and vest approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement using closing share price on the date of measurement. The fair value of units that are probable of vesting based on forecasted performance factors over the three-year performance period is recognized as expense in the Consolidated Statements of Income. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the DSU plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in 2021 is January 1, 2021 to December 31, 2023, and the performance factors are Return on Invested Capital ("ROIC"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

The performance period for 489,990 PSUs and 50,145 PDSUs issued in 2020 is January 1, 2020 to December 31, 2022, and the performance factors for these PSUs are ROIC, TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I railways.

The performance period for 668,405 PSUs issued in 2019 was January 1, 2019 to December 31, 2021, and the performance factors for these PSUs were ROIC, TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I Railways. The resulting estimated payout on these awards was 200% on 630,129 total outstanding awards representing a total fair value of $116 million at December 31, 2021, calculated using the Company's average share price of the last 30 trading days preceding December 31, 2021. The performance factors for the remaining 2,895 PSUs were annual revenue for the fiscal year 2020, diluted earnings per share for the fiscal year 2020, and share price appreciation.

The performance period for 626,400 PSUs issued in 2018 was January 1, 2018 to December 31, 2020, and the performance factors were ROIC, TSR compared to the S&P/TSX Capped Industrial Index, and TSR compared to the S&P 1500 Road and Rail Index. The resulting payout was 200% of the

CP 2021 ANNUAL REPORT 132
outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding December 31, 2020. In the first quarter of 2021, payouts occurred on 570,056 total outstanding awards, including dividends reinvested, totalling $98 million. The performance factors for the remaining 184,875 PSUs were annual revenue for the fiscal year 2020, diluted earnings per share for the fiscal year 2020, and share price appreciation. The resulting payout was 125% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding the vesting dates. In the second half of 2021, payouts occurred on 173,456 total outstanding awards, including the 2,895 units issued in 2019 and dividends reinvested, totalling $21 million.

The following table summarizes information related to PSUs and PDSUs as at December 31:

	2021	2020
Outstanding, January 1	1,909,345	2,015,680
Granted	444,124	540,135
Units in lieu of dividends	14,668	19,215
Settled	(743,512)	(606,125)
Forfeited	(46,844)	(59,560)
Outstanding, December 31	1,577,781	1,909,345

In 2021, the expense for PSUs and PDSUs was $91 million (2020 – $121 million; 2019 – $89 million). At December 31, 2021, there was $35 million of total unrecognized compensation related to these awards which is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

The following table summarizes information related to DSUs as at December 31:

	2021	2020
Outstanding, January 1	774,053	806,095
Granted	70,112	95,204
Units in lieu of dividends	6,753	7,553
Settled	(6,677)	(133,940)
Forfeited	(2,908)	(859)
Outstanding, December 31	841,333	774,053

During 2021, the Company granted 70,112 DSUs with a grant date fair value of approximately $6 million. In 2021, the expense for DSUs was $6 million (2020 – $21 million; 2019 – $20 million). At December 31, 2021, there was $1 million of total unrecognized compensation related to DSUs which is expected to be recognized over a weighted-average period of approximately 1.0 year.

133 CP 2021 ANNUAL REPORT

Summary of share-based liabilities paid
The following table summarizes the total share-based liabilities paid for each of the years ended December 31:

(in millions of Canadian dollars)	2021	2020	2019
Plan
PSUs	$119	$76	$54
DSUs	1	9	4
Other	6	1	—
Total	$126	$86	$58

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

The total number of shares purchased in 2021 on behalf of participants, including the Company's contributions, was 538,022 (2020 – 576,720; 2019 – 689,710). In 2021, the Company’s contributions totalled $11 million (2020 – $9 million; 2019 – $8 million) and the related expense was $8 million (2020 – $7 million; 2019 – $6 million).

26.    Variable interest entities
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

The financial exposure to the Company as a result of its involvement with the variable interest entities is equal to the fixed lease payments due to the trusts. In 2021, lease payments after tax were $14 million. Future minimum lease payments, before tax, of $107 million will be payable over the next 9 years. The Company does not guarantee the residual value of the assets to the lessor; however, it must deliver to the lessor the assets in good operating condition, subject to normal wear and tear, at the end of the lease term.

As the Company’s actions and decisions do not significantly affect the variable interest entities’ performance, and the Company’s fixed price purchase option is not considered to be potentially significant to the variable interest entities, the Company is not considered to be the primary beneficiary, and does not consolidate these variable interest entities.

Additionally, as further discussed in Note 11, as at December 31, 2021, an indirect wholly owned subsidiary of the Company is the sole beneficiary of an independent voting trust that holds 100% of the equity interest in KCS. The trust is governed by a single trustee who is responsible to act in the interest of CP as the beneficial owner of the shares of KCS. As a result of KCS's equity being held in trust, CP's interest in KCS does not have the attributes of a typical equity holder as CP has no power to direct KCS’s activities during the trust period and therefore the trust is considered to be a variable interest entity that CP cannot consolidate.

The risks associated with CP's investment in KCS include normal corporate and business risks associated with railroad operations. During the trust period, KCS is subject to contractual restrictions related to acquiring assets, entering into material contracts, or making certain additional capital expenditures that could have a negative impact on their operations. CP's investment in KCS is also subject to the risk that the STB will not approve CP’s application to control KCS by December 31, 2023 or, by a final and non-appealable order, refuse to provide final approval in which cases CP would be required to dispose of its investment in KCS. Similarly, if the STB imposes onerous conditions on its final approval, CP may choose to dispose of its initial investment in KCS rather than agreeing to the conditions imposed by the STB. The Company may not be able to sell its investment at a price that recovers its initial investment and may incur a loss up to the full carrying value of its investment in KCS, in addition to incurring significant expenses in connection to such transaction. All of these risks can impact the overall value of CP’s investment in KCS.

CP 2021 ANNUAL REPORT 134
27.    Commitments and contingencies
In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at December 31, 2021 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, or results of operations. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

Commitments
At December 31, 2021, the Company had committed to total future capital expenditures amounting to $455 million and operating expenditures relating to supplier purchase obligations, such as bulk fuel purchase agreements, locomotive maintenance and overhaul agreements, as well as agreements to purchase other goods and services amounting to approximately $1.6 billion for the years 2022–2035.

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

(3)A class action in the Québec Superior Court on behalf of persons and entities residing in, owning or leasing property in, operating a business in, or physically present in Lac-Mégantic at the time of the derailment was certified against CP on May 8, 2015 (the "Class Action"). Other defendants including MMAC and Mr. Thomas Harding ("Harding") were added to the Class Action on January 25, 2017. On November 28, 2019, the plaintiffs' motion to discontinue their action against Harding was granted. The Class Action seeks unquantified damages, including for wrongful death, personal injury, property damage, and economic loss.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021, and will be followed by a damages trial, if necessary.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against CP in November 2014 in the Maine Bankruptcy Court claiming that CP failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to a

135 CP 2021 ANNUAL REPORT

recent expert report filed by the bankruptcy estate. This action asserts that CP knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it.

(7)The class and mass tort action commenced against CP in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against CP in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and improperly packaged the petroleum crude oil. On CP’s motion, the Maine Actions were dismissed. The plaintiffs appealed the dismissal decision to the United States First Circuit Court of Appeals, which dismissed the plaintiffs' appeal on June 2, 2021. The plaintiffs further petitioned the United States First Circuit Court of Appeals for a rehearing, which was denied on September 8, 2021. On January 24, 2022, the plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court on two bankruptcy procedural grounds.

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

28.    Guarantees
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

The maximum amount that could be payable under these guarantees, excluding residual value guarantees, cannot be reasonably estimated due to the nature of certain of these guarantees. All or a portion of amounts paid under guarantees to other parties in the event of the occurrence of specified events could be recoverable from other parties or through insurance. The Company has accrued for all guarantees that it expects to pay. At December 31, 2021, these accruals amounted to $14 million (2020 – $18 million), and are recorded in “Accounts payable and accrued liabilities".

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

Pursuant to the voting trust agreement executed as part of the KCS acquisition, the Company has undertaken to protect, indemnify and save harmless the trustee from any loss, damages, liability, cost or expense in connection with the independent voting trust (except those resulting from the gross negligence or willful misconduct of the trustee) and any cost or expense of any suit or litigation with respect to the trust stock or the voting trust agreement. The Company has also undertaken to pay all costs, damages and expenses of the trustee, where the trustee is made party to or is the subject of any investigation or proceeding by reason of and with respect to the trust stock or voting trust agreement.

At December 31, 2021, the Company had not recorded a liability associated with this indemnification as it does not expect to make any payments pertaining to it.

29.    Segmented and geographic information
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

In the years ended December 31, 2021, 2020, and 2019, no one customer comprised more than 10% of total revenues and accounts receivable.

CP 2021 ANNUAL REPORT 136
Geographic information
All of the Company's revenues and long-term assets disclosed in the table below are held within Canada and the United States.

(in millions of Canadian dollars)	Canada	United States	Total
2021
Revenues	$5,992	$2,003	$7,995
Long-term assets excluding investment in Kansas City Southern, financial instruments, and pension assets	14,922	7,274	22,196
2020
Revenues	5,829	1,881	7,710
Long-term assets excluding financial instruments and pension assets	14,258	7,165	21,423
2019
Revenues	5,675	2,117	7,792
Long-term assets excluding financial instruments and pension assets	13,131	7,020	20,151

30. Selected quarterly data (unaudited)
As a result of the five-for-one share split of the Company's issued and outstanding Common Shares, which began trading on a post-split basis on May 14, 2021, per share amounts and all outstanding Common Shares for periods prior to Q2 2021 were retrospectively adjusted. The adjusted amounts are presented below. Total revenues, Operating income, and Net income were not impacted by the share split.

For the quarter ended	2021				2020
(in millions of Canadian dollars, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$2,040	$1,942	$2,054	$1,959	$2,012	$1,863	$1,792	$2,043
Operating income	832	774	820	780	928	779	770	834
Net income	532	472	1,246	602	802	598	635	409
Basic earnings per share(1)	$0.74	$0.71	$1.87	$0.90	$1.19	$0.88	$0.94	$0.60
Diluted earnings per share(1)	$0.74	$0.70	$1.86	$0.90	$1.19	$0.88	$0.93	$0.60
(1) Earnings per share for the four quarters combined may not equal earnings per share for the year due to rounding.

137 CP 2021 ANNUAL REPORT

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, an evaluation was carried out under the supervision of and with the participation of CP's management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in reports that they file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte LLP, the Company's independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this Form 10-K, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CP 2021 ANNUAL REPORT 138
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Railway Limited
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Canadian Pacific Railway Limited and subsidiaries (the “Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion
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

/s/ Deloitte LLP

Chartered Professional Accountants
Calgary, Canada
February 23, 2022

139 CP 2021 ANNUAL REPORT

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

CP 2021 ANNUAL REPORT 140
PART III

141 CP 2021 ANNUAL REPORT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Registrant
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

Executive Officers of Registrant
The information regarding executive officers is included in Part I of this annual report under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.

Compliance with Section 16(a) of the Exchange Act
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.

Code of Ethics for Chief Executive Officer and Senior Financial Officers
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

CP 2021 ANNUAL REPORT 142
PART IV

143 CP 2021 ANNUAL REPORT

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report:

(a)Financial Statements

The financial statements filed as part of this filing are listed on the Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(b)Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(in millions of Canadian dollars)	Beginning balance at January 1	Additions charged to expenses	Payments and other reductions	Impact of FX	Ending balance at December 31
Accruals for personal injury and other claims provision(1)
2019	$152	$142	$(152)	$(1)	$141
2020	$141	$105	$(119)	$(1)	$126
2021	$126	$114	$(117)	$—	$123
Environmental liabilities
2019	$82	$6	$(8)	$(3)	$77
2020	$77	$10	$(6)	$(1)	$80
2021	$80	$10	$(10)	$(1)	$79
(1) Includes WCB, FELA, occupational, damage, and other.

(c)Exhibits

Exhibits are listed in the exhibit index below. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(10)(iii) of Regulation S-K.

Exhibit	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession:
2.1
Agreement and Plan of Merger, dated as of March 21, 2021, by and among Canadian Pacific Railway Limited, Cygnus Merger Sub 1 Corporation, Cygnus Merger Sub 2 Corporation and Kansas City Southern (incorporated by reference to Exhibit 2.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2021, File No. 001-01342).

2.2
Agreement and Plan of Merger, dated as of September 15, 2021, by and among Canadian Pacific Railway Limited, Cygnus Merger Sub 1 Corporation, Cygnus Merger Sub 2 Corporation and Kansas City Southern (incorporated by reference to Exhibit 2.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2021, File No. 001-01342).

3	Articles of Incorporation and Bylaws:
3.1
Restated Certificate and Articles of Incorporation of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 99.2 to Canadian Pacific Railway Limited’s Current Report on Form 6-K filed with the Securities and Exchange Commission on October 22, 2015, File No. 001-01342).

3.2
Articles of Amendment to Restated Certificate and Articles of Incorporation of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 3.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2021, File No. 001-01342).

3.3
By-law No. 1, as amended, of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 1 to Canadian Pacific Railway Limited’s Current Report on Form 6-K filed with the Securities and Exchange Commission on May 22, 2009, File No. 001-01342).

3.4
By-law No. 2 of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 99.1 to Canadian Pacific Railway Limited’s Current Report on Form 6-K filed with the Securities and Exchange Commission on March 13, 2015, File No. 001-01342).

CP 2021 ANNUAL REPORT 144

3.5
General By-law, as amended, of Canadian Pacific Railway Company, a wholly owned subsidiary of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 2 to Canadian Pacific Railway Limited’s Current Report on Form 6-K filed with the Securities and Exchange Commission on May 22, 2009, File No. 001-01342).

4	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1
Indenture dated as of May 8, 2007 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.2
First Supplemental Indenture dated as of May 8, 2007 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.3
Second Supplemental Indenture dated as of May 20, 2008 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.4
Third Supplemental Indenture dated as of May 15, 2009 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.5
Fourth Supplemental Indenture dated as of September 23, 2010 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.6
Fifth Supplemental Indenture dated as of December 1, 2011 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.6 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.7
Sixth Supplemental Indenture dated as of February 2, 2015 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.7 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.8
Seventh Supplemental Indenture dated as of August 3, 2015 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.8 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.9
Eighth Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.9 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.10
Indenture dated as of October 30, 2001 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.10 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.11
First Supplemental Indenture dated as of April 23, 2004 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.11 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.12
Second Supplemental Indenture dated as of October 12, 2011 between Canadian Pacific Railway Limited and The Bank of New York Mellon (incorporated by reference to Exhibit 4.12 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.13
Third Supplemental Indenture dated as of October 13, 2011 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.13 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.14
Fourth Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.14 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.15
Indenture dated as of July 15, 1991 between Canadian Pacific Railway Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.15 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.16
First Supplemental Indenture dated as of July 1, 1996 between Canadian Pacific Railway Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.16 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

145 CP 2021 ANNUAL REPORT

4.17
Second Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and The Bank of New York Mellon (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.17 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.18
Indenture dated as of May 23, 2008 between Canadian Pacific Railway Company and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.18 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.19
First Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.19 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.20
Indenture dated as of September 11, 2015, from Canadian Pacific Railway Company to Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 99.1 to Canadian Pacific Railway Limited’s Current Report on Form 6-K filed with the Securities and Exchange Commission on September 14, 2015, File No. 001-01342).

4.21
First Supplemental Indenture dated as of September 11, 2015 between Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.21 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.22
Second Supplemental Indenture dated as of November 24, 2015 among Canadian Pacific Railway Limited, Canadian Pacific Railway Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.22 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

4.23
Guarantee of Canadian Pacific Railway Company’s Perpetual 4% Consolidated Debenture Stock dated as of December 18, 2015, between Canadian Pacific Railway Limited and Canadian Pacific Railway Company (incorporated by reference to Exhibit 4.23 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

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

4.26
Description of Securities – Equity Securities (incorporated by reference to Exhibit 4.26 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2020, File No. 001-01342).

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

4.30
Fifth Supplemental Indenture, dated as of December 2, 2021, by and among Canadian Pacific Railway Company, as issuer, Canadian Pacific Railway Limited, as guarantor, and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2021, File No. 001-01342.

9	Voting Trust Agreement:
9.1
Voting Trust Agreement, dated as of December 14, 2021, by and among Canadian Pacific Railway Limited, Cygnus Holding Corp. and David L. Starling (incorporated by reference to Exhibit 9.1 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2021, File No. 001-01342).

10	Material Contracts:
10.1*
Compensation letter dated February 14, 2017, between the Company and Nadeem Velani (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017, File No. 001-01342).

CP 2021 ANNUAL REPORT 146

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

10.3*
Amendment dated as of January 31, 2017 to the Executive Employment Agreement dated July 23, 2016 and effective as of July 1, 2017 between Keith Creel and Canadian Pacific Railway Company (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017, File No. 001-01342).

10.4*
Offer of Employment Letter to Nadeem Velani dated October 18, 2016 (incorporated by reference to Exhibit 10.3 Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2016, File No. 001-01342).

10.5*
Executive Employment Agreement, between the Canadian Pacific Railway Limited and Keith Creel effective July 1, 2017 (incorporated by reference to Exhibit 10.2 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2016, File No. 001-01342).

10.6
Third Amending Agreement, dated as of June 28, 2016, amending the Credit Agreement, dated September 26, 2014, between Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2016, File No. 001-01342).

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

10.9*
Performance Share Unit Plan for Eligible Employees of Canadian Pacific Railway Limited, adopted with effect from February 17, 2009, as amended February 22, 2013, April 30, 2014 and February 18, 2015 (incorporated by reference to Exhibit 10.3 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.10*
Canadian Pacific Railway Limited Amended and Restated Management Stock Option Incentive Plan, as amended and restated effective November 19, 2015 (incorporated by reference to Exhibit 10.4 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.11*
Canadian Pacific Railway Limited Employee Share Purchase Plan (U.S.) dated July 1, 2006 ("ESPP (U.S.)"), and Amendment to the ESPP (U.S.) effective January 1, 2015, and Amendment to the ESPP (U.S.) January 1, 2016 (incorporated by reference to Exhibit 10.5 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.12*
Directors' Stock Option Plan, effective October 1, 2001 (incorporated by reference to Exhibit 10.7 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.13*
Directors' Deferred Share Unit Plan, as amended effective July 1, 2013 (incorporated by reference to Exhibit 10.8 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.14*
Senior Executives' Deferred Share Unit Plan, effective as of January 1, 2001, as amended September 6, 2012 (incorporated by reference to Exhibit 10.9 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.15*
Canadian Pacific Railway Limited Employee Share Purchase Plan (Canada) dated July 1, 2006 ("ESPP (Canada)"), and Amendment to the ESPP (Canada) effective January 1, 2013, and Amendment to the ESPP (Canada) effective November 5, 2013, and Amendment to the ESPP (Canada) effective July 17, 2014 (incorporated by reference to Exhibit 10.10 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.16*
Canadian Pacific U.S. Salaried Retirement Income Plan, as restated effective January 1, 2015 (incorporated by reference to Exhibit 10.11 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.17*
Canadian Pacific U.S. Supplemental Executive Retirement Plan, effective January 1, 2013 ("CPUSERP"), and First Amendment to the CPUSERP effective November 14, 2013, and Second Amendment to the CPUSERP effective January 1, 2014 (incorporated by reference to Exhibit 10.12 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

147 CP 2021 ANNUAL REPORT

10.18*
Restricted Share Unit Plan for Eligible Employees of Canadian Pacific Railway Limited, effective August 2, 2011, as amended February 21, 2013 (incorporated by reference to Exhibit 10.13 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.19*
Short Term Incentive Plan for Non-Unionized Employees (Canada) and US Salaried Employees, effective January 1, 2014 (incorporated by reference to Exhibit 10.14 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.20*
Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.15 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.21*
Amendment Number 1, effective July 1, 2010, to the Defined Contribution Provisions (Appendix B) of the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.16 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.22*
Amendment Number 2, effective April 1, 2011, to the Defined Contribution Provisions (Appendix B) of the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.17 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.23*
Amendment Number 3, effective January 1, 2013, to the Defined Contribution Provisions (Appendix B) of the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.18 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.24*
Amendment Number 1 to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009, approved by the Board of Directors on December 16, 2009 (incorporated by reference to Exhibit 10.19 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.25*
Amendment Number 2, effective January 1, 2010, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.20 to Canadian Pacific Railway Limited’s Form Annual Report on 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.26*
Amendment Number 3, effective January 1, 2010, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.21 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.27*
Amendment Number 4, effective January 1, 2011, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.22 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.28*
Amendment Number 5, effective January 1, 2011, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.23 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.29*
Amendment Number 6, effective October 1, 2012, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.24 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.30*
Amendment Number 7, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.25 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.31*
Amendment Number 8, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.26 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.32*
Amendment Number 9, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.27 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.33*
Amendment Number 10, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.28 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.34*
Amendment Number 11, effective January 1, 2013, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.29 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.35*
Amendment Number 12, effective January 1, 2015, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.30 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

CP 2021 ANNUAL REPORT 148

10.36*
Amendment Number 13, effective January 1, 2015, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules), consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.31 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.37*
Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules), effective June 1, 2013 (incorporated by reference to Exhibit 10.32 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.38*
Amendment Number 1, effective June 1, 2013, to the Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules), effective June 1, 2013 (incorporated by reference to Exhibit 10.33 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.39*
Amendment Number 2, effective January 1, 2015, to the Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules) effective January 1, 2015 (incorporated by reference to Exhibit 10.34 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.40*
Canadian Pacific Railway Company Supplemental Retirement Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.35 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.41*
Executive Employment Agreement between Canadian Pacific Railway Company, Soo Line Railroad Company and Keith Creel, effective as of February 5, 2013 (incorporated by reference to Exhibit 10.38 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.42*
Amendment dated August 10, 2015, to the Executive Employment Agreement between Canadian Pacific Railway Company, Soo Line Railroad Company and Keith Creel, effective as of February 5, 2013 (incorporated by reference to Exhibit 10.39 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.43
Credit Agreement dated as of September 26, 2014 among Canadian Pacific Railway Company and CPR Securities Limited, as borrowers, Canadian Pacific Railway Limited, as covenantor, the Financial Institutions that are signatories to the Credit Agreement, as Lenders, the Royal Bank of Canada, as Administrative Agent, RBC Capital Markets, J.P. Morgan Securities LLC, TD Securities, Morgan Stanley MUFG Loan Partners, LLC and Citibank, N.A., Canadian Branch, as Co-Lead Arrangers, RBC Capital Markets and J.P. Morgan Securities LLC, as Joint Bookrunners, J.P. Morgan Chase Bank, N.A., as Syndication Agent, The Toronto-Dominion Bank, Morgan Stanley MUFG Loan Partners, LLC and Citibank, N.A., Canadian Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.45 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.44
First Amending Agreement dated as of June 15, 2015, to the Credit Agreement dated September 26, 2014, among Canadian Pacific Railway Company and CPR Securities Limited, as borrowers, Canadian Pacific Railway Limited, as covenantor, the signatories to this First Amending Agreement to the Credit Agreement, as Lenders, the Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.46 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

10.45
Second Amending Agreement dated as of September 17, 2015, to the Credit Agreement dated September 26, 2014, among Canadian Pacific Railway Company and CPR Securities Limited, as borrowers, Canadian Pacific Railway Limited, as covenantor, the signatories to the Second Amending Agreement to this Credit Agreement, as Lenders, the Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.47 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

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

10.47*
Amendment dated as of January 1, 2019, to the Executive Employment Agreement between Canadian Pacific Railway Company and Keith Creel, dated July 23, 2016 and effective as of July 1, 2017 as amended as of January 31, 2017 (incorporated by reference to Exhibit 10.49 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2019, File No. 001-01342).

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

10.49*
Amendment Number 3, effective June 1, 2013, to the Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules), effective June 1, 2013 (incorporated by reference to Exhibit 10.49 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.50*
Amendment Number 14, effective May 1, 2017, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.50 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

149 CP 2021 ANNUAL REPORT

10.51*
Amendment Number 15, effective January 1, 2019, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.51 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.52*
Amendment Number 16, effective January 1, 2021, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.52 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.53*
Offer of Employment Letter to Jeffrey Ellis dated October 19, 2015 (incorporated by reference to Exhibit 10.53 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.54*
Offer of Employment Letter to John Brooks dated March 1, 2019 (incorporated by reference to Exhibit 10.54 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.55*
Offer of Employment Letter to Mark Redd dated August 13, 2019 (incorporated by reference to Exhibit 10.55 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.56*
Stock Option Agreement and Amendment to the Executive Employment Agreement, dated as of March 21, 2021, by and between Canadian Pacific Railway Limited and Keith Creel (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2021, File No. 001-01342).

10.57
First Amending Agreement, dated as of April 9, 2021 among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, a Canadian chartered bank, as administrative agent of the Lenders, and the Consenting Lenders (incorporated by reference to Exhibit 10.2 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 21, 2021, File No. 001-01342).

10.58
Second Amending Agreement dated as of September 24, 2021, amending the Credit Agreement, dated September 27, 2019, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.3 to Canadian Pacific Railway Limited's Registration Statement on Form F-4 filed with the Securities and Exchange Commission on October 1, 2021, File No. 333-259991).

10.59
Third Amending Agreement dated as of September 29, 2021, amending the Credit Agreement, dated September 27, 2019, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Royal Bank of Canada, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.4 to Canadian Pacific Railway Limited's Registration Statement on Form F-4 filed with the Securities and Exchange Commission on October 1, 2021, File No. 333-259991).

10.60
Credit Agreement, dated as of September 15, 2021, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.5 to Canadian Pacific Railway Limited's Registration Statement on Form F-4 filed with the Securities and Exchange Commission on October 1, 2021, File No. 333-259991).

10.61*
Amendment Number 17, effective January 1, 2022, to the Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) consolidated as at January 1, 2009 (incorporated by reference to Exhibit 10.4 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 20, 2021, File No. 001-01342).

10.62* **	Short Term Incentive Plan for Non-Unionized Employees (Canada) and US Salaried Employees dated January 1, 2014, as amended July 1, 2021.
10.63* **	Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement between Canadian Pacific Railway Limited and Keith Creel dated January 29, 2021.
10.64* **	Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for United States Executive Officers.
10.65* **	Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for Canadian Executive Officers.
10.66* **	Regular Stock Option Agreement between Canadian Pacific Railway Limited and Keith Creel dated January 29, 2021.
10.67* **	Form of Regular Stock Option Agreement for United States Executive Officers.
10.68* **	Form of Regular Stock Option Agreement for Canadian Executive Officers.
10.69* ** ***	Canadian Pacific Pension Plan for U.S. Management Employees, Incorporating All Amendments Adopted through December 31, 2014.
21.1**	Subsidiaries of the registrant
22.1**	List of Issuers and Guarantor Subsidiaries

CP 2021 ANNUAL REPORT 150

23.1**	Consent of Deloitte LLP, Independent Registered Public Accounting Firm
23.2**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1**	Power of attorney (included on the signature pages of this Annual Report on Form 10-K)
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
99.1**	Audited Consolidated Financial Statements of Kansas City Southern as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Railway Limited’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Consolidated Statements of Income for each of the three years ended December 31, 2021, 2020, and 2019; (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2021, 2020, and 2019; (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2021, 2020, and 2019; (v) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2021, 2020, and 2019; and (vi) the Notes to Consolidated Financial Statements.

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory arrangement
** Filed with this Annual Report on Form 10-K
*** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of this exhibit will be furnished separately to the SEC upon request.

151 CP 2021 ANNUAL REPORT

ITEM 16. FORM 10-K SUMMARY

Not applicable.

CP 2021 ANNUAL REPORT 152
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC RAILWAY LIMITED
(Registrant)
By:	/s/ KEITH CREEL
Keith Creel
Chief Executive Officer
Dated: February 23, 2022

POWER OF ATTORNEY

Each of the undersigned do hereby appoint each of Nadeem Velani and Jeffrey J. Ellis, his or her true and lawful attorney-in-fact and agent, to sign on his or her behalf the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, and any and all amendments thereto, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 23, 2022.

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