Form 10-Q
period 2022-03-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2022-04-28
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 26, 2022, there were 929,873,437 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2022	2021
Revenues (Note 3)
Freight	$1,796	$1,918
Non-freight	42	41
Total revenues	1,838	1,959
Operating expenses
Compensation and benefits	413	405
Fuel	273	206
Materials	62	59
Equipment rents	35	33
Depreciation and amortization	210	202
Purchased services and other (Note 10)	310	274
Total operating expenses	1,303	1,179

Operating income	535	780
Less:
Equity earnings of Kansas City Southern (Note 10)	(198)	—
Other income (Note 4, 10)	(1)	(28)
Other components of net periodic benefit recovery (Note 15)	(101)	(95)
Net interest expense	160	110
Income before income tax expense	675	793
Income tax expense (Note 5)	85	191
Net income	$590	$602

Earnings per share (Note 1, 6)
Basic earnings per share	$0.63	$0.90
Diluted earnings per share	$0.63	$0.90

Weighted-average number of shares (millions) (Note 1, 6)
Basic	929.7	666.5
Diluted	932.7	669.6

Dividends declared per share (Note 1)	$0.190	$0.190
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Net income	$590	$602
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(336)	10
Change in derivatives designated as cash flow hedges	1	25
Change in pension and post-retirement defined benefit plans	39	53
Equity accounted investments	62	—
Other comprehensive (loss) income before income taxes	(234)	88
Income tax expense on above items	(36)	(30)
Other comprehensive (loss) income (Note 7)	(270)	58
Comprehensive income	$320	$660
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2022	2021
Assets
Current assets
Cash and cash equivalents	$85	$69
Restricted cash and cash equivalents	13	13
Accounts receivable, net (Note 8)	818	819
Materials and supplies	251	235
Other current assets	240	216
	1,407	1,352
Investment in Kansas City Southern (Note 11)	41,626	42,309
Investments	201	209
Properties	21,120	21,200
Goodwill and intangible assets	366	371
Pension asset	2,428	2,317
Other assets	444	419
Total assets	$67,592	$68,177
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,445	$1,609
Long-term debt maturing within one year (Note 12, 13)	1,746	1,550
	3,191	3,159
Pension and other benefit liabilities	715	718
Other long-term liabilities	521	542
Long-term debt (Note 12, 13)	17,917	18,577
Deferred income taxes	11,263	11,352
Total liabilities	33,607	34,348
Shareholders’ equity
Share capital	25,486	25,475
Additional paid-in capital	68	66
Accumulated other comprehensive loss (Note 7)	(2,373)	(2,103)
Retained earnings	10,804	10,391
	33,985	33,829
Total liabilities and shareholders’ equity	$67,592	$68,177
See Contingencies (Note 17).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Operating activities
Net income	$590	$602
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	210	202
Deferred income tax (recovery) expense (Note 5)	(1)	51
Pension recovery and funding (Note 15)	(72)	(61)
Equity earnings of Kansas City Southern (Note 10)	(198)	—
Foreign exchange gain on debt and lease liabilities (Note 4)	—	(33)
Dividend from Kansas City Southern (Note 10)	334	—
Other operating activities, net	(83)	(88)
Change in non-cash working capital balances related to operations	(167)	(91)
Cash provided by operating activities	613	582
Investing activities
Additions to properties	(226)	(323)
Proceeds from sale of properties and other assets	15	37
Other	5	—
Cash used in investing activities	(206)	(286)
Financing activities
Dividends paid	(177)	(127)
Issuance of CP Common Shares	8	8
Repayment of long-term debt, excluding commercial paper (Note 12)	(542)	(21)
Net issuance of commercial paper (Note 12)	320	93
Acquisition-related financing fees (Note 10)	—	(33)
Cash used in financing activities	(391)	(80)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(3)
Cash position
Increase in cash, cash equivalents, and restricted cash	16	213
Cash, cash equivalents, and restricted cash at beginning of period	82	147
Cash, cash equivalents, and restricted cash at end of period	$98	$360

Supplemental disclosures of cash flow information:
Income taxes paid	$159	$133
Interest paid	$150	$155
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2022	929.7	$25,475	$66	$(2,103)	$10,391	$33,829
Net income	—	—	—	—	590	590
Other comprehensive loss (Note 7)	—	—	—	(270)	—	(270)
Dividends declared ($0.190 per share)	—	—	—	—	(177)	(177)
Effect of stock-based compensation expense	—	—	7	—	—	7
Shares issued for Kansas City Southern acquisition	—	—	(2)	—	—	(2)
Shares issued under stock option plan	0.2	11	(3)	—	—	8
Balance at March 31, 2022	929.9	$25,486	$68	$(2,373)	$10,804	$33,985
Balance at January 1, 2021	666.3	$1,983	$55	$(2,814)	$8,095	$7,319
Net income	—	—	—	—	602	602
Other comprehensive income (Note 7)	—	—	—	58	—	58
Dividends declared ($0.190 per share) (Note 1)	—	—	—	—	(126)	(126)
Effect of stock-based compensation expense	—	—	5	—	—	5
Shares issued under stock option plan	0.3	10	(2)	—	—	8
Balance at March 31, 2021	666.6	$1,993	$58	$(2,756)	$8,571	$7,866
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

1    Basis of presentation

These unaudited Interim Consolidated Financial Statements ("Interim Consolidated Financial Statements") of Canadian Pacific Railway Limited ("CPRL") and its subsidiaries (collectively, “CP”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2021 annual Consolidated Financial Statements and notes included in CP's 2021 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing the 2021 annual Consolidated Financial Statements.

On April 21, 2021, the Company's shareholders approved a five-for-one share split of the Company's issued and outstanding Common Shares. On May 13, 2021, the Company's shareholders of record, as of May 5, 2021 received four additional shares for every Common Share held. Ex-distribution trading in the Company’s Common Shares on a split-adjusted basis commenced on May 14, 2021. Proportional adjustments were also made to outstanding awards under the Company's stock-based compensation plans in order to reflect the share split. All outstanding Common Shares, stock-based compensation awards, and per share amounts herein have been retrospectively adjusted to reflect the share split.

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

2    Accounting changes

Implemented in 2022

Government Assistance

On January 1, 2022, the Company adopted the new Accounting Standards Update ("ASU") 2021-10, issued by the Financial Accounting Standards Board ("FASB"), and all related amendments under FASB Accounting Standards Codification ("ASC") Topic 832, Government Assistance. The amendment is made to increase transparency by introducing specific disclosure requirements for entities who apply a grant or contribution model by analogy to account for transactions with a government. This update will be applied to government assistance transactions within the scope of this amendment that are in the financial statements at the date of initial application and prospectively to new transactions entered into after initial application. See Note 9 for further discussion on government assistance.

All other accounting pronouncements that became effective during the period covered by the Interim Consolidated Financial Statements did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Future changes

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

All other recently issued accounting pronouncements issued, but not effective until after March 31, 2022 have been assessed and are not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Freight
Grain	$360	$448
Coal	139	163
Potash	104	101
Fertilizers and sulphur	78	77
Forest products	86	80
Energy, chemicals and plastics	310	388
Metals, minerals and consumer products	181	159
Automotive	91	108
Intermodal	447	394
Total freight revenues	1,796	1,918
Non-freight excluding leasing revenues	22	24
Revenues from contracts with customers	1,818	1,942
Leasing revenues	20	17
Total revenues	$1,838	$1,959

Contract liabilities

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Interim Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities:

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Opening balance	$67	$61
Revenue recognized that was included in the contract liability balance at the beginning of the period	(7)	(11)
Increase due to consideration received, net of revenue recognized during the period	7	64
Closing balance	$67	$114

4    Other income

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Foreign exchange gain on debt and lease liabilities	$—	$(33)
Other foreign exchange (gains) losses	(2)	1
Acquisition-related costs (Note 10)	—	3
Other	1	1
Other income	$(1)	$(28)

5    Income taxes

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Current income tax expense	$86	$140
Deferred income tax (recovery) expense	(1)	51
Income tax expense	$85	$191

The effective tax rates including discrete items for the three months ended March 31, 2022 was 12.67%, compared to 24.05% for the same period of 2021.

For the three months ended March 31, 2022, the effective tax rate was 24.25%, excluding equity earnings of Kansas City Southern ("KCS"), acquisition-related costs incurred by CP of $20 million, and an outside basis deferred tax recovery of $32 million arising from the difference between the carrying amount of CP's investment in KCS for financial reporting, and the underlying tax basis of this investment.

For the three months ended March 31, 2021, the effective tax rate was 24.60%, excluding acquisition-related costs incurred by CP of $36 million and the FX gain of $33 million on debt and lease liabilities.

6    Earnings per share

Basic earnings per share has been calculated using Net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in the earnings per share calculations are reconciled as follows:

	For the three months ended March 31
(in millions)	2022	2021
Weighted-average basic shares outstanding	929.7	666.5
Dilutive effect of stock options	3.0	3.1
Weighted-average diluted shares outstanding	932.7	669.6

For the three months ended March 31, 2022, there were nil options excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2021 - nil).

7    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives(1)(2)	Pension and post- retirement defined benefit plans(1)	Equity accounted investments(1)(2)	Total(1)
Opening balance, January 1, 2022	$(182)	$(4)	$(1,915)	$(2)	$(2,103)
Other comprehensive (loss) income before reclassifications	(349)	—	—	46	(303)
Amounts reclassified from accumulated other comprehensive loss	—	1	31	1	33
Net other comprehensive (loss) income	(349)	1	31	47	(270)
Closing balance, March 31, 2022	$(531)	$(3)	$(1,884)	$45	$(2,373)
Opening balance, January 1, 2021	$112	$(40)	$(2,878)	$(8)	$(2,814)
Other comprehensive income before reclassifications	—	17	—	—	17
Amounts reclassified from accumulated other comprehensive loss	—	2	39	—	41
Net other comprehensive income	—	19	39	—	58
Closing balance, March 31, 2021	$112	$(21)	$(2,839)	$(8)	$(2,756)
(1)Amounts are presented net of tax.
(2) Comparative figures have been reclassified to conform with current period presentation.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Recognition of net actuarial loss(1)	$39	$53
Income tax recovery	(8)	(14)
Total net of income tax	$31	$39
(1)Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

8    Accounts receivable, net

	As at March 31, 2022			As at December 31, 2021
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Total accounts receivable	$599	$255	$854	$614	$239	$853
Allowance for credit losses	(22)	(14)	(36)	(20)	(14)	(34)
Total accounts receivable, net	$577	$241	$818	$594	$225	$819

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance	$(20)	$(14)	$(34)	$(25)	$(15)	$(40)
Current period credit loss provision, net	(2)	—	(2)	1	—	1
Allowance for credit losses, closing balance	$(22)	$(14)	$(36)	$(24)	$(15)	$(39)

9   Government Assistance

By analogy to the grant model of accounting within International Accounting Standards ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, CP records government assistance from various levels of Canadian and U.S. governments and government agencies when the conditions of their receipt are complied with and there is reasonable assurance that the assistance will be received.

Government assistance related to properties have as a primary condition that CP should purchase, construct, or otherwise acquire property, plant and equipment. Under certain government assistance arrangements, there is a secondary condition which requires CP to repay a portion of the assistance if certain conditions related to the assets are not adhered to during a specified period. In these cases, it is CP's intention to comply with all conditions imposed by the terms of the government assistance. Government assistance received or receivable related to CP's property assets are deducted from the cost of the assets in the Consolidated Balance Sheets and amortized over the same period as the related assets in "Depreciation and amortization" in the Consolidated Statements of Income.

During the three months ended March 31, 2022, the Company received $13 million of government assistance towards the purchase and construction of properties. Government assistance received is netted against "Properties" in the Company's Interim Consolidated Balance Sheets.
As of March 31, 2022, the total Properties balance of $21,120 million is net of $269 million of unamortized government assistance (December 31, 2021 - $259 million), primarily related to the enhancement of CP's track and roadway infrastructure. Amortization expense related to government assistance for the three months ended March 31, 2022 was $3 million (three months ended March 31, 2021 - $3 million).

10    Business acquisition

Kansas City Southern

The Company accounts for its investment in KCS using the equity method of accounting while the United States Surface Transportation Board's ("STB") considers the Company's application to control KCS. The STB review of CP's proposed control of KCS while KCS is in the voting trust is expected to be completed in the first quarter of 2023. The investment in KCS of $41,626 million at March 31, 2022 includes $198 million of equity earnings of KCS for the first quarter of 2022, offset by a dividend received of $334 million on January 27, 2022. Included within the $198 million of equity earnings of KCS in the first quarter of 2022 is $40 million amortization (net of tax) of the approximately $30 billion basis difference, representing the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS as at December 14, 2021, immediately prior to the acquisition by CP. The basis difference is related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and is amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments.

During the three months ended March 31, 2022, the Company incurred $20 million in acquisition-related costs, recorded within "Purchased services and other" in the Company's Interim Consolidated Statements of Income. Acquisition-related costs of $13 million incurred by KCS during the three months ended March 31, 2022 are included within "Equity earnings of Kansas City Southern" in the Company's Interim Consolidated Statements of Income.

During the three months ended March 31, 2021, the Company incurred $36 million in acquisition-related costs, of which $33 million was recorded within "Purchased services and other" and $3 million was recorded within "Other income" including the amortization of financing fees associated with new credit facilities. Total financing fees paid for a bridge facility associated with the KCS acquisition during the three months ended March 31, 2021 were $33 million, presented under Cash used in financing activities in the Company's Interim Consolidated Statements of Cash Flows.

11    Investment in KCS

The KCS investment carrying cost of $41,626 million reported on the Company's Interim Consolidated Balance Sheets as at March 31, 2022 reflects the consideration paid to acquire KCS, the asset recorded upon recognition of a deferred tax liability computed on an outside basis (see Note 5), the subsequent recognition of equity earnings, the dividend received from KCS, and foreign currency translation based on the quarter-end exchange rate.

The following table presents summarized financial information for KCS, on its historical cost basis:

Statement of Income

(in millions of Canadian dollars)(1)	For the three months ended March 31, 2022
Total revenues	$986
Total operating expenses	617
Operating Income	369
Less: Other(2)	39
Income before income taxes	330
Net Income	$238
(1) Amounts translated at the average FX rate for the three months ended March 31, 2022 of $1.00 USD = $1.27 CAD.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

12    Debt

During the three months ended March 31, 2022, the Company repaid at maturity $125 million 5.100% 10-year Medium Term Notes, U.S. $250 million ($313 million) 4.500% 10-year Notes, and a U.S. $76 million ($97 million) 6.99% finance lease.

Credit Facility

Effective March 14, 2022, the Company extended the maturity date of the U.S. $500 million unsecured non-revolving term credit facility (the "term facility") to September 15, 2022. As at March 31, 2022, the Company had borrowings of U.S. $500 million ($625 million) under this term facility (December 31, 2021 - U.S. $500 million) at a weighted-average interest rate of 1.55% (December 31, 2021 - 1.38%).

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $1.3 billion revolving credit facility. As at March 31, 2022, the Company had total commercial paper borrowings of U.S. $520 million ($650 million), included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance sheets (December 31, 2021 - U.S. $265 million). The weighted-average interest rate on these borrowings was 0.82% (December 31, 2021 - 0.32%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

13    Financial instruments

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

The Company’s short-term financial instruments include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings including commercial paper and term loans. The carrying values of short-term financial instruments approximate their fair values.

The carrying value of the Company’s long-term debt and finance lease liabilities does not approximate their fair value. Their estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt and finance lease liabilities, including current maturities, with a carrying value of $18,389 million at March 31, 2022 (December 31, 2021 - $19,151 million), had a fair value of $18,699 million (December 31, 2021 - $21,265 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge for the three months ended March 31, 2022 was an unrealized FX gain of $98 million (three months ended March 31, 2021 - unrealized FX gain of $76 million) recognized in “Other comprehensive (loss) income”.

14    Shareholders' equity

On January 27, 2021, the Company announced a normal course issuer bid ("NCIB"), commencing January 29, 2021, to purchase up to 16.7 million Common Shares in the open market for cancellation on or before January 28, 2022. Upon expiry of this NCIB, the Company had not purchased any Common Shares under this NCIB.

15    Pension and other benefits

In the three months ended March 31, 2022, the Company made contributions to its defined benefit pension plans of $3 million (three months ended March 31, 2021 - $4 million).

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended March 31
	Pensions		Other benefits
(in millions of Canadian dollars)	2022	2021	2022	2021
Current service cost (benefits earned by employees)	$37	$43	$2	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	96	88	4	4
Expected return on fund assets	(240)	(240)	—	—
Recognized net actuarial loss	38	52	1	1
Total other components of net periodic benefit (recovery) cost	(106)	(100)	5	5
Net periodic benefit (recovery) cost	$(69)	$(57)	$7	$8

16    Stock-based compensation

At March 31, 2022, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2022 of $44 million (three months ended March 31, 2021 - expense of $24 million).

Stock option plan

In the three months ended March 31, 2022, under CP’s stock option plans, the Company issued 819,760 options at the weighted-average price of $90.86 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $15 million. The weighted-average fair value assumptions were approximately:

For the three months ended March 31, 2022
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	1.59%
Expected share price volatility(3)	26.84%
Expected annual dividends per share(4)	$0.760
Expected forfeiture rate(5)	2.98%
Weighted-average grant date fair value per option granted during the period	$18.69
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

Performance share unit plans

During the three months ended March 31, 2022, the Company issued 411,999 Performance Share Units ("PSUs") with a grant date fair value of approximately $36 million and 13,506 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the value of expected future matching units, of approximately $2 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in the three months ended March 31, 2022 is January 1, 2022 to December 31, 2024 and the performance factors are Free Cash Flow ("FCF"), Adjusted Net Debt to Adjusted earnings before interest, tax, depreciation, and amortization ("EBITDA") Modifier, Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to S&P 500 Industrials Index.

The performance period for PSUs issued in 2019 was January 1, 2019 to December 31, 2021. The performance factors for 668,405 PSUs were Return on Invested Capital ("ROIC"), TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I Railways. The resulting payout was 200% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding December 31, 2021. In the first quarter of 2022, payouts occurred on 631,457 total outstanding awards, including dividends reinvested, totalling $116 million.

Deferred share unit plan

During the three months ended March 31, 2022, the Company granted 39,409 DSUs with a grant date fair value of approximately $4 million. DSUs vest over various periods of up to 36 months and are only redeemable for a specified period after employment is terminated. The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

17    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2022 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position or results of operations. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against CP in November 2014 in the Maine Bankruptcy Court claiming that CP failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to a recent expert report filed by the bankruptcy estate. This action asserts that CP knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it.
(7)The class and mass tort action commenced against CP in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against CP in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and improperly packaged the petroleum crude oil. On CP’s motion, the Maine Actions were dismissed. The plaintiffs appealed the dismissal decision to the United States First Circuit Court of Appeals, which dismissed the plaintiffs' appeal on June 2, 2021. The plaintiffs further petitioned the United States First Circuit Court of Appeals for a rehearing, which was denied on September 8, 2021. On January 24, 2022, the plaintiffs further appealed to the U.S. Supreme Court on two bankruptcy procedural grounds. CP filed its opposition to the appeal on April 20, 2022.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three months ended March 31, 2022 was $2 million (three months ended March 31, 2021 - $2 million). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided at March 31, 2022 was $79 million (December 31, 2021 - $79 million). Payments are expected to be made over 10 years through 2031.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three months ended March 31, 2022 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2021 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

First Quarter of 2022 Results

•Financial performance - In the first quarter of 2022, CP reported Diluted earnings per share ("EPS") of $0.63 and Adjusted diluted EPS of $0.63, both a decrease of 30% compared to the same period in 2021. Core adjusted diluted EPS, which excludes the impact of Kansas City Southern ("KCS") purchase accounting, was $0.67 in the first quarter of 2022, a decrease of 26% compared to the same period of 2021. These decreases were primarily due to a higher average number of shares outstanding due to shares issued for the KCS acquisition and lower volumes as measured by revenue ton-miles ("RTM"), partially offset by equity earnings of KCS.

CP reported Net income of $590 million and Adjusted income was $588 million in the first quarter of 2022, both a decrease of 2% compared to the same period in 2021. These decreases were primarily due to lower volumes as measured by RTMs and lower gains on land sales, partially offset by equity earnings of KCS. Core adjusted income, which excludes the impact of KCS purchase accounting from Adjusted income, was $628 million in the first quarter of 2022, an increase of 5% compared to the same period of 2021. This increase was due to equity earnings of KCS, adjusted for acquisition-related costs incurred by KCS and the impact of KCS purchase accounting, partially offset by lower volumes as measured by RTMs.

CP reported an Operating ratio of 70.9% in the first quarter of 2022, a 1,070 basis point increase compared to the same period of 2021. Adjusted operating ratio was 69.8%, a 1,130 basis point increase compared to the same period of 2021. These increases were primarily due to lower volumes as measured by RTMs, lower gains on land sale, cost inflation and the unfavourable impact of changes in fuel prices, net of recoveries.

Adjusted diluted EPS, Core adjusted diluted EPS, Adjusted income, Core adjusted income, and Adjusted Operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues - Total revenues decreased by 6% in the first quarter of 2022 to $1,838 million compared to the same period of 2021. This decrease was primarily due to lower volumes as measured by RTMs, partially offset by increased freight revenue per RTM.

•Operating performance - CP's average train weight was flat at 9,757 tons as a result of lower volumes of heavier commodities such as Canadian Grain and Coal, offset by improvements in operating plan efficiency. CP's average train length increased by 1% to 8,050 feet, compared to the same period in 2021. This increase was a result of improvements in operating plan efficiency. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•On March 16, 2022, CP issued a 72-hour notice to the Teamsters Canada Rail Conference ("TCRC") - Train & Engine, of its plan to lock-out employees at 00:01 Eastern Time on March 20, 2022 if the TCRC leadership and the Company were unable to come to a negotiated settlement or agree to binding arbitration. The TCRC represents approximately 3,000 locomotive engineers, conductors, and train and yard workers across Canada. On March 19, 2022, while the Company was still engaged in ongoing negotiations facilitated by federal mediators, the TCRC withdrew its services in the final hours before the deadline for a legal strike or lockout to potentially occur. On March 22, 2022, CP reached an agreement with the TCRC Negotiating Committee to enter into binding arbitration. This agreement enabled CP employees to return to work effective noon March 22, 2022 local time to resume our essential services for our customers and the North American supply chain.

The work stoppage resulted in lower volumes during the first quarter. Once the TCRC members returned to work on March 22, 2022, the Company quickly re-established service.

•The United States Surface Transportation Board's ("STB") review of CP's proposed control of KCS while KCS is in the voting trust is expected to be completed in the first quarter of 2023. Prior to obtaining STB control approval, KCS's management and Board of Directors will continue to steward KCS while it is in trust, pursuing its independent business plan and growth strategies.

Specific risk factors related to the KCS acquisition and pending KCS business combination are provided in Part I, Item 1A. Risk Factors of the Company's 2021 Annual Report on Form 10-K.

•In the first quarter of 2022, CP’s Pandemic Team continued to proactively monitor guidance and orders from governments, public health authorities, and regulatory agencies.

Additional information concerning the impact that COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A. Risk Factors of the Company's 2021 Annual Report on Form 10-K.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended March 31
	2022	2021	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	62,182	71,326	(13)
Train miles (thousands)	6,893	7,803	(12)
Average train weight - excluding local traffic (tons)	9,757	9,795	—
Average train length - excluding local traffic (feet)	8,050	7,972	1
Average terminal dwell (hours)	8.7	7.4	18
Average train speed (miles per hour, or "mph")	21.2	20.9	1
Locomotive productivity (GTMs / operating horsepower)	178	201	(11)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.994	0.958	4
Total Employees and Workforce
Total employees (average)	11,767	12,061	(2)
Total employees (end of period)	11,942	12,398	(4)
Workforce (end of period)	11,977	12,426	(4)
Safety Indicators(1)
FRA personal injuries per 200,000 employee-hours	1.31	1.16	13
FRA train accidents per million train-miles	1.04	1.39	(25)
(1)Federal Railroad Administration ("FRA") personal injuries per 200,000 employee-hours for the three months ended March 31, 2021, previously reported as 1.20, was restated to 1.16 in this Earnings Release. FRA train accidents per million train-miles for the three months ended March 31, 2021, previously reported as 1.28, was restated to 1.39 in this Earnings Release. These restatements reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

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
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

•A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs decreased by 13% in the first quarter of 2022 compared to the same period of 2021. This decrease was primarily driven by lower volumes of Canadian grain, Energy, chemicals and plastics, and Coal. This decrease was partially offset by higher volumes of U.S. grain.

•Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicate improved train productivity. Train miles decreased by 12% in the first quarter of 2022 compared to the same period of 2021. This decrease was driven by a 13% decrease in GTMs.

•Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight was flat in the first quarter of 2022 compared to the same period of 2021.

•Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railroads’ trains on CP’s network. An increase in average train length indicates improved asset utilization. Average train length increased by 1% in the first quarter of 2022 compared to the same period of 2021. This increase was a result of improvements in operating plan efficiency.

•Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railroad. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railroad. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell increased by 18% in the first quarter of 2022 compared to the same period of 2021, primarily as a result of proportionally lower volumes of bulk commodities which require less processing time in yards, and harsher winter operating conditions.

•Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed increased by 1% in the first quarter of 2022 compared to the same period of 2021 primarily as a result of lower volumes of Canadian grain and Coal trains through western Canada, which generally have lower train speeds.

•Locomotive productivity is defined as the daily average GTMs divided by daily average operating horsepower. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. An increase in locomotive productivity indicates more efficient locomotive utilization and may also be the result of moving heavier commodities. Locomotive productivity decreased by 11% in the first quarter of 2022 compared to the same period of 2021 as a result of harsher winter operating conditions.

•Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency decreased by 4% in the first quarter of 2022 compared to the same period of 2021. This decrease in efficiency was due to lower locomotive productivity and harsher winter operating conditions.

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

The average number of total employees was 11,767 for the three months ended March 31, 2022, a decrease of 294 or 2% for the three months ended March 31, 2022, compared to 12,061 for the same period of 2021. The total number of employees as at March 31, 2022 was 11,942, a decrease of 456, or 4%, compared to 12,398 as at March 31, 2021. The total workforce as at March 31, 2022 was 11,977, a decrease of 449 or 4%, compared to 12,426 as at March 31, 2021. The decrease in total employees (average), total employees (end of period) and workforce is to accommodate a decrease in workload.
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

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties, or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 1.31 in the first quarter of 2022, an increase from 1.16 in the same period of 2021.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $11,300 in 2022 and U.S. $11,200 in damage for 2021. The FRA train accidents per million train-miles was 1.04 in the first quarter of 2022, a decrease from 1.39 in the same period of 2021.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three months ended, March 31, 2022 and the comparative figures in 2021. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2022	2021
Financial Performance and Liquidity
Total revenues	$1,838	$1,959
Operating income	535	780
Adjusted operating income(1)	555	813
Net income	590	602
Adjusted income(1)	588	600
Core adjusted income(1)	628	600
Basic EPS	0.63	0.90
Diluted EPS	0.63	0.90
Adjusted diluted EPS(1)	0.63	0.90
Core adjusted diluted EPS(1)	0.67	0.90
Dividends declared per share	0.190	0.190
Cash provided by operating activities	613	582
Cash used in investing activities	(206)	(286)
Cash used in financing activities	(391)	(80)
Free cash(1)	424	296
Financial Position	As at March 31, 2022	As at December 31, 2021
Total assets	$67,592	$68,177
Total long-term debt, including current portion	19,663	20,127
Total shareholders’ equity	33,985	33,829
	For the three months ended March 31
Financial Ratios	2022	2021
Operating ratio(2)	70.9%	60.2%
Adjusted operating ratio(1)	69.8%	58.5%
	For the twelve months ended March 31
	2022	2021
Return on average shareholders' equity(3)	13.6%	35.6%
Adjusted return on invested capital ("Adjusted ROIC")(1)	8.2%	15.8%
Long-term debt to Net income ratio(4)	6.9	3.7
Adjusted net debt to adjusted EBITDA ratio(1)	4.7	2.4
Pro-forma adjusted Net Debt to Pro-forma adjusted EBITDA Ratio(1)	4.1	N/A
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
(3)Return on average shareholders' equity is defined as Net income divided by average shareholders' equity, averaged between the beginning and ending balance over a trailing twelve month period, further discussed in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4)Long-term debt to Net income ratio is defined as long-term debt, including long-term debt maturing within one year, divided by Net income, further discussed in Liquidity and Capital Resources of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Income

Operating income was $535 million in the first quarter of 2022, a decrease of $245 million, or 31%, from $780 million in the same period of 2021. This decrease was primarily due to:
•lower freight volumes as measured by RTMs;
•a gain on exchange of property and easements in Chicago of $50 million in 2021;
•cost inflation; and
•higher operating costs primarily driven by harsher winter operating conditions.

This decrease was partially offset by higher freight rates and lower casualty costs incurred in 2022.

Adjusted operating income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $555 million in the first quarter of 2022, a decrease of $258 million, or 32%, from $813 million in the same period of 2021. This decrease reflected the same factors discussed above except that Adjusted operating income excludes the acquisition-related costs associated with the KCS acquisition that were recognized in Purchased services and other in both periods.

Net income was $590 million in the first quarter of 2022, a decrease of $12 million, or 2%, from $602 million in the same period of 2021. This decrease was primarily due to lower Operating income and higher interest expense primarily due to debt issued related to the KCS acquisition, partially offset by equity earnings of KCS and lower income tax expense due to lower taxable earnings.

Adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $588 million in the first quarter of 2022, a decrease of $12 million, or 2%, from $600 million in the same period of 2021. This decrease was primarily due to lower Adjusted operating income, partially offset by equity earnings of KCS excluding acquisition-related costs incurred by KCS.

Core adjusted income, defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, was $628 million in the first quarter of 2022, an increase of $28 million, or 5%, from $600 million in the same period of 2021. This increase was due to equity earnings of KCS excluding acquisition-related costs and the impact of KCS purchase accounting and lower income tax expense on taxable earnings, partially offset by lower Adjusted operating income and higher interest expense due to debt issued related to the KCS acquisition.

Diluted Earnings per Share

Diluted EPS was $0.63 in the first quarter of 2022, a decrease of $0.27, or 30%, from $0.90 in the same period of 2021. This decrease was due to a higher average number of outstanding shares driven by shares issued for the KCS acquisition and lower Net income.

Adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $0.63 in the first quarter of 2022, a decrease of $0.27, or 30%, from $0.90 in the same period of 2021. This decrease was due to a higher average number of outstanding shares driven by shares issued for the KCS acquisition and lower Adjusted income.

Core adjusted diluted EPS, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, was $0.67 in the first quarter of 2022, a decrease of $0.23, or 26%, from $0.90 in the same period of 2021. The decrease was due to a higher average number of outstanding shares driven by shares issued for the KCS acquisition, partially offset by higher Core adjusted income.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 70.9% in the first quarter of 2022, a 1,070 basis point increase from 60.2% in the same period of 2021. This increase was primarily due to:
•lower freight volumes as measured by RTMs;
•a gain on exchange of property and easements in Chicago in 2021;
•cost inflation;
•the unfavourable impact of changes in fuel prices, net of recoveries; and
•higher operating costs primarily driven by harsher winter operating conditions.

This increase was partially offset by higher freight rates.

Adjusted operating ratio, defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which excludes the acquisition-related costs associated with the KCS transaction, was 69.8% in the first quarter of 2022, a 1,130 basis points increase from the same period of 2021. This increase was due to the same factors discussed above for the increase in Operating ratio.

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

Return on average shareholders' equity was 13.6% for the twelve months ended March 31, 2022, a 2,200 basis point decrease compared to 35.6% for the twelve months ended March 31, 2021, primarily due to higher average shareholder's equity driven by shares issued for the KCS acquisition and accumulated Net income.

Adjusted ROIC was 8.2% for the twelve months ended March 31, 2022, a 760 basis point decrease compared to 15.8% for the twelve months ended March 31, 2021, primarily due to the shares issued for the KCS acquisition and higher average long-term debt, and accumulated Adjusted income. Adjusted ROIC is a Non-GAAP measure, which is defined and reconciled from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar.

On April 22, 2022, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.27 Canadian dollar.

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

Average exchange rates (Canadian/U.S. dollar)	2022	2021
For the three months ended - March 31	$1.27	$1.27

Ending exchange rates (Canadian/U.S. dollar)	2022	2021
Beginning of year - January 1	$1.28	$1.28
End of quarter - March 31	$1.25	$1.26

	For the three months ended March 31
High/Low exchange rates (Canadian/U.S. dollar)	2022	2021
High	$1.29	$1.28
Low	$1.25	$1.24

In the first quarter of 2022, the impact of a slightly stronger U.S. dollar resulted in an increase in total revenues of $1 million. There was no impact on total operating expenses or net interest expense from the same period of 2021.

The impact of FX on total revenues and operating expenses is discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk, in the Foreign Exchange Risk section.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three months ended March 31, 2022 and the comparative periods of 2021.

Average Fuel Price (U.S. dollars per U.S. gallon)	2022	2021
For the three months ended - March 31	$3.49	$2.39

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the first quarter of 2022, the favourable impact of fuel prices on Operating income was $17 million. Higher fuel prices and increased carbon tax recoveries resulted in an increase in Total revenues of $113 million from the same period of 2021. Higher fuel prices resulted in an increase in Total operating expenses of $96 million.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP". The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for the three months ended March 31, 2022 and the comparative period in 2021.

TSX (in Canadian dollars)	2022	2021
Opening Common Share price, as at January 1	$90.98	$88.31
Ending Common Share price, as at March 31	$103.18	$96.00
Change in Common Share price for the three months ended March 31	$12.20	$7.69

NYSE (in U.S. dollars)	2022	2021
Opening Common Share price, as at January 1	$71.94	$69.34
Ending Common Share price, as at March 31	$82.54	$75.86
Change in Common Share price for the three months ended March 31	$10.60	$6.52

In the first quarter of 2022, the impact of the change in Common Share prices resulted in an increase in stock-based compensation expense of $21 million compared to an increase of $17 million in the same period of 2021.

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

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(2)
Freight revenues (in millions)(1)	$1,796	$1,918	$(122)	(6)	(6)
Non-freight revenues (in millions)	42	41	1	2	2
Total revenues (in millions)	$1,838	$1,959	$(121)	(6)	(6)
Carloads (in thousands)	625.7	691.4	(65.7)	(10)	N/A
Revenue ton-miles (in millions)	33,693	39,273	(5,580)	(14)	N/A
Freight revenue per carload (in dollars)	$2,870	$2,774	$96	3	3
Freight revenue per revenue ton-mile (in cents)	5.33	4.88	0.45	9	9
(1)Freight revenues include fuel surcharge revenues of $189 million in 2022 and $85 million in 2021. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.
(2)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $1,796 million in the first quarter of 2022, a decrease of $122 million, or 6%, from $1,918 million in the same period of 2021. This decrease was primarily due to lower volumes as measured by RTMs, partially offset by increased freight revenue per RTM.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the first quarter of 2022 were 33,693 million, a decrease of 5,580 million, or 14%, compared with 39,273 million in the same period of 2021. This decrease was mainly attributable to lower volumes of Canadian grain, Coal, and Energy, chemicals and plastics. This decrease was partially offset by higher volumes of U.S. grain. The work stoppage contributed to the reduction in volumes during the first quarter. Once the TCRC members returned to work on March 22, 2022, the Company quickly re-established service.

Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per RTM was 5.33 cents in the first quarter of 2022, an increase of 0.45 cents, or 9%, from 4.88 cents in the same period of 2021. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $113 million and higher freight rates. This increase was partially offset by lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts.

Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 625.7 thousand in the first quarter of 2022, a decrease of 65.7 thousand, or 10%, from 691.4 thousand in the same period of 2021. This decrease was primarily due to lower volumes of Canadian grain, Energy, chemicals and plastics, and Automotive. This decrease was partially offset by higher volumes of U.S. grain.

Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $2,870 in the first quarter of 2022, an increase of $96, or 3%, from $2,774 in the same period of 2021. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $113 million and higher freight rates. This increase was partially offset by lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts.

Non-freight revenues were $42 million in the first quarter of 2022, an increase of $1 million, or 2%, from $41 million in the same period of 2021. This increase was primarily due to revenue recognized for construction easements in Chicago of $3 million, higher revenue from passenger service operators, and higher leasing revenues, partially offset by lower revenue from logistical services and switching fees.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $189 million in the first quarter of 2022, an increase of $104 million, or 122%, from $85 million in the same period of 2021. This increase was primarily due to higher fuel prices and increased carbon tax recoveries, partially offset by lower volumes.

Lines of Business

Grain

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$360	$448	$(88)	(20)	(20)
Carloads (in thousands)	83.7	116.4	(32.7)	(28)	N/A
Revenue ton-miles (in millions)	7,974	10,773	(2,799)	(26)	N/A
Freight revenue per carload (in dollars)	$4,301	$3,849	$452	12	12
Freight revenue per revenue ton-mile (in cents)	4.51	4.16	0.35	8	8
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $360 million in the first quarter of 2022, a decrease of $88 million, or 20%, from $448 million in the same period of 2021. This decrease was primarily due to lower volumes of Canadian grain to Vancouver and eastern Canada due to drought conditions that impacted the Canadian crop size. This decrease was partially offset by higher volumes of U.S. corn from the U.S. Midwest to western Canada and increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Carloads decreased more than RTMs due to moving higher volumes of U.S. corn from the U.S. Midwest to western Canada, which has a longer length of haul.

Coal

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$139	$163	$(24)	(15)	(15)
Carloads (in thousands)	69.9	72.0	(2.1)	(3)	N/A
Revenue ton-miles (in millions)	3,997	5,280	(1,283)	(24)	N/A
Freight revenue per carload (in dollars)	$1,989	$2,264	$(275)	(12)	(12)
Freight revenue per revenue ton-mile (in cents)	3.48	3.09	0.39	13	13
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Coal revenue was $139 million in the first quarter of 2022, a decrease of $24 million, or 15%, from $163 million in the same period of 2021. This decrease was primarily due to lower volumes of Canadian coal to Vancouver, partially offset by higher volumes of Canadian coal to Kamloops, B.C. and increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices. RTMs decreased more than carloads due to moving lower volumes of Canadian coal to Vancouver, which has a longer length of haul, and moving higher volumes of Canadian coal to Kamloops, B.C., which has a shorter length of haul.

Potash

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$104	$101	$3	3	3
Carloads (in thousands)	32.1	34.4	(2.3)	(7)	N/A
Revenue ton-miles (in millions)	3,652	3,786	(134)	(4)	N/A
Freight revenue per carload (in dollars)	$3,240	$2,936	$304	10	10
Freight revenue per revenue ton-mile (in cents)	2.85	2.67	0.18	7	7
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $104 million in the first quarter of 2022, an increase of $3 million, or 3%, from $101 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and higher volumes of export potash to the U.S. Pacific Northwest due to prior year construction at the Port of Portland. This increase was partially offset by lower volumes of export potash to Vancouver and lower volumes of domestic potash. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Carloads decreased more than RTMs due to moving lower volumes of domestic potash within western Canada, which has a shorter length of haul.

Fertilizers and Sulphur

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$78	$77	$1	1	—
Carloads (in thousands)	15.9	16.3	(0.4)	(2)	N/A
Revenue ton-miles (in millions)	1,219	1,269	(50)	(4)	N/A
Freight revenue per carload (in dollars)	$4,906	$4,724	$182	4	3
Freight revenue per revenue ton-mile (in cents)	6.40	6.07	0.33	5	4
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $78 million in the first quarter of 2022, an increase of $1 million, or 1%, from $77 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, partially offset by lower volumes of wet fertilizers. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of wet fertilizers from Alberta to the U.S. Midwest, which has a longer length of haul.

Forest Products

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$86	$80	$6	8	8
Carloads (in thousands)	17.4	17.5	(0.1)	(1)	N/A
Revenue ton-miles (in millions)	1,361	1,363	(2)	—	N/A
Freight revenue per carload (in dollars)	$4,943	$4,571	$372	8	8
Freight revenue per revenue ton-mile (in cents)	6.32	5.87	0.45	8	8
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $86 million in the first quarter of 2022, an increase of $6 million, or 8%, from $80 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and higher volumes of newsprint and wood pulp from Saint John, NB, partially offset by lower volumes of lumber. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates.

Energy, Chemicals and Plastics

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$310	$388	$(78)	(20)	(20)
Carloads (in thousands)	72.6	87.2	(14.6)	(17)	N/A
Revenue ton-miles (in millions)	5,907	7,142	(1,235)	(17)	N/A
Freight revenue per carload (in dollars)	$4,270	$4,450	$(180)	(4)	(4)
Freight revenue per revenue ton-mile (in cents)	5.25	5.43	(0.18)	(3)	(3)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $310 million in the first quarter of 2022, a decrease of $78 million, or 20%, from $388 million in the same period of 2021. This decrease was primarily due to lower volumes of crude, petroleum products, chemicals, and plastics and decreased freight revenue per RTM. This decrease was partially offset by higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Freight revenue per RTM decreased due to lower crude liquidated damages, including customer volume commitments, as a result of the completion of customer contracts.

Metals, Minerals and Consumer Products

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$181	$159	$22	14	14
Carloads (in thousands)	54.6	55.7	(1.1)	(2)	N/A
Revenue ton-miles (in millions)	2,519	2,499	20	1	N/A
Freight revenue per carload (in dollars)	$3,315	$2,855	$460	16	16
Freight revenue per revenue ton-mile (in cents)	7.19	6.36	0.83	13	13
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $181 million in the first quarter of 2022, an increase of $22 million, or 14%, from $159 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and higher volumes of frac sand, partially offset by lower volumes of steel, aggregates, and consumer products. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. Carloads decreased while RTMs increased due to moving lower volumes of aggregates and consumer products, which have a shorter length of haul.

Automotive

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$91	$108	$(17)	(16)	(16)
Carloads (in thousands)	24.1	33.4	(9.3)	(28)	N/A
Revenue ton-miles (in millions)	403	508	(105)	(21)	N/A
Freight revenue per carload (in dollars)	$3,776	$3,234	$542	17	17
Freight revenue per revenue ton-mile (in cents)	22.58	21.26	1.32	6	6
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $91 million in the first quarter of 2022, a decrease of $17 million, or 16%, from $108 million in the same period of 2021. This decrease was primarily due to lower volumes as a result of the global semiconductor chip shortage. This decrease was partially offset by increased freight revenue per RTM due to higher fuel surcharge revenue as a result of higher fuel prices. Carloads decreased more than RTMs due to moving proportionately lower volumes from the U.S. Midwest to the U.S. Northeast, which has a shorter length of haul.

Intermodal

For the three months ended March 31	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$447	$394	$53	13	13
Carloads (in thousands)	255.4	258.5	(3.1)	(1)	N/A
Revenue ton-miles (in millions)	6,661	6,653	8	—	N/A
Freight revenue per carload (in dollars)	$1,750	$1,524	$226	15	15
Freight revenue per revenue ton-mile (in cents)	6.71	5.92	0.79	13	13
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $447 million in the first quarter of 2022, an increase of $53 million, or 13%, from $394 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and onboarding new international intermodal customers. This increase was partially offset by lower volumes of international intermodal to and from the Port of Vancouver and lower volumes of domestic intermodal. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher intermodal ancillary revenue, and higher freight rates.

Operating Expenses

For the three months ended March 31 (in millions of Canadian dollars)	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$413	$405	$8	2	2
Fuel	273	206	67	33	33
Materials	62	59	3	5	5
Equipment rents	35	33	2	6	6
Depreciation and amortization	210	202	8	4	4
Purchased services and other	310	274	36	13	13
Total operating expenses	$1,303	$1,179	$124	11	11
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,303 million in the first quarter of 2022, an increase of $124 million, or 11%, from $1,179 million in the same period of 2021. This increase was primarily due to:
•the unfavourable impact of higher fuel prices of $96 million;
•a gain on exchange of property and easements in Chicago of $50 million in 2021;
•cost inflation;
•higher operating costs primarily driven by harsher winter operating conditions; and
•higher stock-based compensation of $20 million.

This increase was partially offset by lower volume variable expenses and lower casualty costs incurred in 2022.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $413 million in the first quarter of 2022, an increase of $8 million, or 2%, from $405 million in the same period of 2021. This increase was primarily due to:
•higher stock-based compensation of $20 million;
•the impact of wage and benefit inflation;
•labour inefficiencies associated with the reduction in volumes; and
•the impact of weather related costs as a result of harsher winter operating conditions.

This increase was partially offset by:
•lower volume variable expenses as a result of a decrease in workload as measured by GTMs;
•decreased incentive compensation costs; and
•lower defined benefit pension current service costs of $6 million.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $273 million in the first quarter of 2022, an increase of $67 million, or 33%, from $206 million in the same period of 2021. This increase was primarily due to the unfavourable impact of $96 million from higher fuel prices and a decrease in fuel efficiency of 4% due to lower locomotive productivity and harsher winter operating conditions. This increase was partially offset by a decrease in workload, as measured by GTMs.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. Materials expense was $62 million in the first quarter of 2022, an increase of $3 million, or 5% from $59 million in the same period of 2021. This increase was primarily due to the impact of inflation and increased fuel prices, partially offset by a decrease in freight car maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railroads for the use of CP’s equipment. Equipment rents expense was $35 million in the first quarter of 2022, an increase of $2 million, or 6%, from $33 million in the same period of 2021. This increase was primarily due to inefficiencies in usage of pooled freight cars by CP as a result of harsher winter operating conditions.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $210 million in the first quarter of 2022, an increase of $8 million, or 4%, from $202 million in the same period of 2021. This increase was primarily due to a higher depreciable asset base.

Purchased Services and Other

For the three months ended March 31 (in millions of Canadian dollars)	2022	2021	Total Change	% Change
Support and facilities	$84	$72	$12	17
Track and operations	73	60	13	22
Intermodal	51	53	(2)	(4)
Equipment	29	29	—	—
Casualty	21	39	(18)	(46)
Property taxes	35	34	1	3
Other	27	41	(14)	(34)
Land sales	(10)	(54)	44	(81)
Total Purchased services and other	$310	$274	$36	13

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $310 million in the first quarter of 2022, an increase of $36 million, or 13%, from $274 million in the same period of 2021. This increase was primarily due to:
•a gain on exchange of property and easements in Chicago of $50 million in 2021;
•cost inflation;
•a $7 million arbitration settlement in 2021, reported in Track and operations; and
•increased purchased services due to harsher weather conditions, reported in Track and operations.

This increase was partially offset by:
•lower expenses primarily due to the reduced number of casualty incidents, reported in Casualty;
•lower acquisition-related costs of $13 million associated with the KCS acquisition, reported in Other; and
•lower variable expenses from lower volumes, reported in Intermodal, and Track and operations.

Other Income Statement Items
Equity Earnings of Kansas City Southern

In the first quarter of 2022, the Company recognized $198 million (U.S. $156 million) of equity income related to the KCS acquisition in the Company's Interim Consolidated Statements of Income. This amount is net of amortization of basis differences of $40 million (U.S. $31 million) associated with KCS purchase accounting. No similar equity income existed in the same period of 2021 as CP acquired KCS into trust on December 14, 2021.

On a historical basis, without any effect of purchase accounting, KCS recorded net income attributable to controlling interests of $238 million (U.S. $187 million) in the first quarter of 2022, an increase of $44 million (U.S. $34 million), or 23%, from $194 million (U.S. $153 million) in the same period of 2021. This increase was primarily due to higher revenues of $91 million (U.S. $72 million) partially offset by higher fuel cost of $33 million (U.S. $26 million). Acquisition-related costs (net of tax) incurred by KCS in the first quarter of 2022 were $13 million (U.S. $10 million), a decrease of $6 million (U.S. $5 million), or 32%, from $19 million (U.S. $15 million) in the same period of 2021. These values have been translated at the average FX rate of $1.27 CAD per USD for the three months periods ended March 31, 2022 and 2021.

Other Income

Other income consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other income was $1 million in the first quarter of 2022, a decrease of $27 million, or 96%, compared to income of $28 million in the same period of 2021. This decrease was primarily due to a FX translation gain of $33 million in the first quarter of 2021 and nil in the same period of 2022 as a result of the designation of all U.S. dollar-denominated debt and lease liabilities as a hedge of the Company's net investment in foreign operations following the acquisition of KCS in the fourth quarter of 2021.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligations, expected return on fund assets, recognized net actuarial losses, and amortization of prior service costs. Other components of net periodic benefit recovery was $101 million in the first quarter of 2022, an increase of $6 million, or 6%, from $95 million in the same period of 2021. This increase was due to a decrease in recognized net actuarial losses of $14 million, partially offset by an increase in the interest cost on benefit obligations of $8 million.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $160 million in the first quarter of 2022, an increase of $50 million, or 45%, from $110 million in the same period of 2021. This increase was primarily due to interest of $63 million incurred on long-term debt issued in the last quarter of 2021 related to the KCS acquisition, partially offset by the favourable impacts of $9 million related to repayment of maturing long-term debt and $4 million as a result of a lower effective interest rate.

Income Tax Expense

Income tax expense was $85 million in the first quarter of 2022, a decrease of $106 million, or 55%, from $191 million in the same period of 2021. This decrease was due to:
•lower taxable earnings;
•a deferred tax recovery on the change in the equity investment in KCS, driven by the dividend of $334 million received in the period, partially offset by equity earnings of KCS of $198 million; and
•a lower effective tax rate.

The effective tax rate in the first quarter of 2022, including equity earnings of KCS and discrete items, was 12.67% compared to 24.05% in the same period of 2021. The effective tax rate in the first quarter of 2022, excluding equity earnings of KCS and discrete items, was 24.25%, compared to 24.60% in the same period of 2021.

The Company's expected 2022 effective tax rate is between 24% and 24.5%, which excludes the impact of the change in the equity investment in KCS and associated deferred tax on the outside basis difference during the year. The Company’s 2022 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2021 Annual Report on Form 10-K.

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

As at March 31, 2022, the Company had $85 million of Cash and cash equivalents compared to $69 million at December 31, 2021.

As at March 31, 2022, the Company's existing revolving credit facility was undrawn, unchanged from December 31, 2021, from a total available amount of U.S. $1.3 billion. Effective March 14, 2022, the Company amended its U.S. $500 million unsecured non-revolving term credit facility, extending the maturity to September 15, 2022. As at March 31, 2022, the unsecured non-revolving term credit facility was fully drawn, unchanged from December 31, 2021. The credit facility agreements require the Company to maintain a financial covenant. As at March 31, 2022, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at March 31, 2022, total commercial paper borrowings were U.S. $520 million, compared to U.S. $265 million as at December 31, 2021.

As at March 31, 2022, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $57 million, compared to $58 million as at December 31, 2021, from a total available amount of $300 million. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at March 31, 2022 and December 31, 2021, the Company did not have any collateral posted on its bilateral letter of credit facilities.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, future capital commitments, supplier purchases, leases, and other long term liabilities. Debt and finance leases, interest obligations related to debt and finance leases, and letters of credit amount to $1,746 million, $619 million and $57 million within the next 12 months, respectively, with the remaining amount committed thereafter of $18,103 million, $13,181 million and nil respectively. Future capital commitments amount to $385 million within the next 12 months, with the remaining amount committed thereafter of $147 million.

Supplier purchase agreements, operating leases, and other long-term liabilities amount to $938 million, $70 million, and $56 million within the next 12 months, respectively, with the remaining amount committed thereafter of $973 million, $235 million and $422 million, respectively. Other long-term liabilities includes expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Guarantees

The Company accrues for all guarantees that it expects to pay. As at March 31, 2022, these accruals amounted to $9 million (December 31, 2021 - $14 million).

Operating Activities

Cash provided by operating activities was $613 million in the first quarter of 2022, an increase of $31 million, or 5%, compared to $582 million in the same period of 2021. This increase was primarily due to the dividend received from KCS of $334 million during the first quarter of 2022, partially offset by lower cash generating income compared to the same period of 2021.

Investing Activities

Cash used in investing activities was $206 million in the first quarter of 2022, a decrease of $80 million, or 28%, compared to $286 million in the same period of 2021. This decrease was primarily due to lower capital additions during the first quarter of 2022 compared to the same period of 2021 partially offset by lower proceeds from the sale of properties and other assets.

Free Cash

CP generated positive Free cash of $424 million in the first quarter of 2022, an increase of $128 million, or 43%, from $296 million in the same period of 2021. This increase was primarily due to a decrease in cash used in investing activities and an increase in cash provided by operating activities.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $391 million in the first quarter of 2022, an increase of $311 million, or 389%, compared to $80 million in the same period of 2021. This increase was primarily due to principal repayments of $125 million of the Company's 5.100% 10-year Medium Term Notes and $313 million (U.S. $250 million) of the Company's 4.500% 10-year Notes at maturity in January 2022, principal repayment of $97 million (U.S. $76 million) of the Company's 6.99% Finance lease at maturity in March 2022, and higher dividends paid as a result of a higher number of shares outstanding associated with the shares issued to acquire KCS in the fourth quarter of 2021. This increase was partially offset by higher net issuances of commercial paper during the first quarter of 2022, compared to the same period of 2021, and acquisition-related financing fees amounting to $33 million paid during the first quarter of 2021 related to the KCS acquisition.

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

As at March 31, 2022, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2021.

Credit ratings as at March 31, 2022(1)

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

Financial Ratios

The Long-term debt to Net income ratio for the twelve months ended March 31, 2022 and March 31, 2021 was 6.9 and 3.7, respectively. This increase was primarily due to a higher debt balance.

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended March 31, 2022 and March 31, 2021 was 4.7 and 2.4, respectively. The increase was primarily due to a higher debt balance in connection with the KCS acquisition. The Adjusted net debt to Adjusted EBITDA ratio is a Non-GAAP measure, which is defined and reconciled from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

The Pro-forma Adjusted Net Debt to Pro-forma Adjusted EBITDA ratio for the trailing twelve month ended March 31, 2022 was 4.1. This increase from the Adjusted net debt to Adjusted EBITDA ratio in the same period of 2021 was primarily due to a higher debt balance in connection with the KCS acquisition. Beginning in the first quarter of 2022, CP added disclosure of Pro-forma Adjusted Net Debt to Pro-forma Adjusted EBITDA Ratio to better align with CP’s debt covenant calculation, which takes into account the trailing twelve month adjusted EBITDA of KCS as well as KCS’s outstanding debt. Please see Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Although CP has provided a target Non-GAAP measure (Adjusted Net Debt to Adjusted EBITDA ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted Net Debt to Adjusted EBITDA ratio to the most comparable GAAP measure (Long-term debt to Net income ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-related costs, the merger termination payment received, changes in the outside basis tax difference between the carrying amount of CP's equity investment in KCS and its tax basis of the investment, changes in income tax rates, and a change to an uncertain tax item. Acquisition-related costs include legal, consulting, financing fees, integration planning costs consisting of third-party services and system migration, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, and transaction and integration costs (net of tax) incurred by KCS which were recognized within the Equity loss of KCS). KCS has also recognized significant transaction costs and FX gains and losses. These or other similar, large unforeseen transactions affect Net income but may be excluded from CP’s Adjusted EBITDA. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted EBITDA. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities, interest and taxes from Adjusted EBITDA. Please see

Forward-Looking Statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

As of the date of the filing of the Form 10-Q, CPRC had U.S. $12,050 million principal amount of debt securities outstanding due through 2115, and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPRL is the guarantor subject to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $3,300 million principal amount of debt securities issued under Canadian securities law due through 2050 for which CPRL is the guarantor and not subject to the Exchange Act.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2022	For the year ended December 31, 2021
Total revenues	$1,297	$5,924
Total operating expenses	964	3,712
Operating income(1)	333	2,212
Less: Other(2)	53	(522)
Income before income tax expense	280	2,734
Net income	$193	$2,548
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the three months ended March 31, 2022 and for the year ended December 31, 2021 of $108 million and $431 million, respectively.
(2)Includes Other income, Merger termination fee, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2022	As at December 31, 2021
Assets
Current assets	$1,029	$963
Properties	11,346	11,342
Other non-current assets	2,671	2,536

Liabilities
Current liabilities	$2,865	$2,789
Long-term debt	17,914	18,574
Other non-current liabilities	3,055	3,008

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPRL have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2022	For the year ended December 31, 2021
Dividend income from non-guarantor subsidiaries	$37	$297
Capital contributions to non-guarantor subsidiaries	—	(134)
Redemption of shares by non-guarantor subsidiaries	115	1,370
Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2022	As at December 31, 2021
Assets
Accounts receivable, intercompany	$231	$344
Short-term advances to affiliates	2,585	2,859
Long-term advances to affiliates	7,365	7,616

Liabilities
Accounts payable, intercompany	$192	$212
Short-term advances from affiliates	2,604	2,777
Long-term advances from affiliates	81	82

Share Capital

At April 26, 2022, the latest practicable date, there were 929,873,437 Common Shares and no preferred shares issued and outstanding, which consists of 15,294 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Options issued prior to the share split described in the Executive Summary now each provide rights over five shares. For consistency, all number of options presented herein are shown on the basis of the number of shares subject to the options. At April 26, 2022, 7,979,317 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 2,507,632 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

On April 27, 2022, at the Annual and Special Meeting, the Company's shareholders approved an amendment to the MSOIP to increase the maximum number of shares available for issuance under the MSOIP, effective at and after April 27, 2022, by 20,000,000 Common Shares.

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

Non-GAAP Performance Measures

The Company uses adjusted earnings results including Adjusted income, Adjusted diluted earnings per share, Adjusted operating income and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. Core adjusted income and Core adjusted diluted earnings per share are presented to provide financial statement users with additional transparency by isolating for the impact of KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. These Non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, the merger termination payment received, the foreign exchange ("FX") impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), discrete tax items, changes in the outside basis tax difference between the carrying amount of CP's equity investment in KCS and its tax basis of this investment, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, financing fees, integration planning costs consisting of third-party services and system migration, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, and transaction and integration costs incurred by KCS which were recognized within Equity earnings of Kansas City Southern in the Company's Interim Consolidated Statements of Income. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first three months of 2022, there were two significant items included in Net income as follows:
•Deferred tax recovery of $32 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 3 cents; and
•Acquisition-related costs of $33 million in connection with the KCS acquisition ($30 million after current tax recovery of $3 million), including an expense of $20 million recognized in Purchased services and other and $13 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 3 cents.

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

In the nine months ended December 31, 2020, there were two significant items included in Net income as follows:
•In the fourth quarter, a deferred tax recovery of $29 million due to a change relating to a tax return filing election for the state of North Dakota that favourably impacted Diluted EPS by 5 cents; and
•during the course of the year, a net non-cash gain of $229 million ($210 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 31 cents as follows:
–in the fourth quarter, a $103 million gain ($90 million after deferred tax) that favourably impacted Diluted EPS by 13 cents;
–in the third quarter, a $40 million gain ($38 million after deferred tax) that favourably impacted Diluted EPS by 6 cents; and
–in the second quarter, an $86 million gain ($82 million after deferred tax) that favourably impacted Diluted EPS by 12 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted income is calculated as Net income reported on a GAAP basis adjusted for significant items. Core adjusted income is calculated as Adjusted income less KCS purchase accounting.

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Net income as reported	$590	$602
Less significant items (pre-tax):
Acquisition-related costs	(33)	(36)
Impact of FX translation gain on debt and lease liabilities	—	33
Add:
Tax effect of adjustments(1)	(3)	(5)
Deferred tax recovery on the outside basis difference of the investment in KCS	(32)	—
Adjusted income	$588	$600
Less: KCS purchase accounting	(40)	—
Core adjusted income	$628	$600
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 8.69% for the three months ended March 31, 2022, and 223.54% for the three months ended March 31, 2021, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP. Core adjusted diluted earnings per share is calculated as Adjusted diluted earnings per share less KCS purchase accounting.

	For the three months ended March 31
	2022	2021
Diluted earnings per share as reported	$0.63	$0.90
Less significant items (pre-tax):
Acquisition-related costs	(0.04)	(0.06)
Impact of FX translation gain on debt and lease liabilities	—	0.05
Add:
Tax effect of adjustments(1)	(0.01)	(0.01)
Deferred tax recovery on the outside basis difference of the investment in KCS	(0.03)	—
Adjusted diluted earnings per share	$0.63	$0.90
Less: KCS purchase accounting	(0.04)	—
Core adjusted diluted earnings per share	$0.67	$0.90
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 8.69% for the three months ended March 31, 2022, and 223.54% for the three months ended March 31, 2021, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Operating income as reported	$535	$780
Less significant item:
Acquisition-related costs	(20)	(33)
Adjusted operating income	$555	$813

Adjusted operating ratio excludes those significant items that are reported within operating income.

	For the three months ended March 31
	2022	2021
Operating ratio as reported	70.9%	60.2%
Less significant item:
Acquisition-related costs	1.1%	1.7%
Adjusted operating ratio	69.8%	58.5%

Adjusted ROIC

Adjusted ROIC is calculated as Adjusted return divided by Adjusted average invested capital. Adjusted return is defined as Net income adjusted for interest expense, tax effected at the Company’s adjusted annualized effective tax rate, and significant items in the Company’s Consolidated Financial Statements, tax effected at the applicable tax rate. Adjusted average invested capital is defined as the sum of total Shareholders' equity, Long-term debt, and Long-term debt maturing within one year, as presented in the Company's Consolidated Financial Statements, each averaged between the beginning and ending balance over a trailing twelve month period, adjusted for the impact of significant items, tax effected at the applicable tax rate, on closing balances as part of this average. Adjusted ROIC excludes significant items reported in the Company's Consolidated Financial Statements, as these significant items are not considered indicative of future financial trends either by nature or amount, and excludes interest expense, net of tax, to incorporate returns on the Company’s overall capitalization. Adjusted ROIC is a performance measure that measures how productively the Company uses its long-term capital investments, representing critical indicators of good operating and investment decisions made by management, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. Adjusted ROIC, which is reconciled below from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, is also presented in Financial

Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Calculation of Return on average shareholders' equity

	For the twelve months ended March 31
(in millions of Canadian dollars, except for percentages)	2022	2021
Net income as reported	$2,840	$2,637
Average shareholders' equity	$20,926	$7,411
Return on average shareholders' equity	13.6%	35.6%

Reconciliation of Net income to Adjusted return

	For the twelve months ended March 31
(in millions of Canadian dollars)	2022	2021
Net income as reported	$2,840	$2,637
Add:
Net interest expense	490	454
Tax on interest(1)	(117)	(112)
Significant items (pre-tax):
Acquisition-related costs	596	36
Merger termination fee	(845)	—
Impact of FX translation loss (gain) on debt and lease liabilities	26	(262)
Tax on significant items(2)	1	14
Income tax rate changes	—	(29)
Deferred tax recovery on the outside basis difference of the investment in KCS	(65)	—
Adjusted return	$2,926	$2,738
(1) Tax was calculated at the adjusted annualized effective tax rate of 23.75% and 24.55% for the twelve months ended March 31, 2022 and 2021, respectively.
(2) Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 0.32% and 5.92% for the twelve months ended March 31, 2022 and 2021, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the twelve months ended March 31
(in millions of Canadian dollars)	2022	2021
Average shareholders' equity	$20,926	$7,411
Average long-term debt, including long-term debt maturing within one year	14,701	9,905
	$35,627	$17,316
Less:
Significant items (pre-tax):
Acquisition-related costs	(298)	(18)
Merger termination fee	423	—
Tax on significant items(1)	(2)	4
Deferred tax recovery on the outside basis difference of the investment in KCS	32	—
Income tax rate changes	—	15
Adjusted average invested capital	$35,472	$17,315
(1)Tax was calculated at the pre-tax effect of the adjustment multiplied by the applicable tax rate of 1.71% and 26.13% for the twelve months ended March 31, 2022 and 2021, respectively. The applicable tax rate reflects the taxable jurisdiction and nature, being on account of capital or income, of the significant item.

Calculation of Adjusted ROIC

	For the twelve months ended March 31
(in millions of Canadian dollars, except for percentages)	2022	2021
Adjusted return	$2,926	$2,738
Adjusted average invested capital	$35,472	$17,315
Adjusted ROIC	8.2%	15.8%

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations and the operating cash flow impacts of acquisition-related costs associated with the KCS transaction. Free cash is a measure that management considers to be a valuable indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash to satisfy debt obligations and discretionary activities such as dividends, share repurchase programs, and other strategic opportunities. The acquisition-related costs associated with the KCS acquisition are not indicative of operating trends and have been excluded from Free cash. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended March 31
(in millions of Canadian dollars)	2022	2021
Cash provided by operating activities	$613	$582
Cash used in investing activities	(206)	(286)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	—	(3)
Less:
Acquisition-related costs	(17)	(3)
Free cash	$424	$296

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

FX adjusted % changes in revenues are further used in calculating FX adjusted % change in freight revenue per carload and RTM. These items are presented in Operating Revenues of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. FX adjusted % changes in revenues are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	Reported 2022	Reported 2021	Variance due to FX	FX Adjusted 2021	FX Adjusted % Change
Freight revenues by line of business
Grain	$360	$448	$—	$448	(20)
Coal	139	163	—	163	(15)
Potash	104	101	—	101	3
Fertilizers and sulphur	78	77	1	78	—
Forest products	86	80	—	80	8
Energy, chemicals and plastics	310	388	—	388	(20)
Metals, minerals and consumer products	181	159	—	159	14
Automotive	91	108	—	108	(16)
Intermodal	447	394	—	394	13
Freight revenues	1,796	1,918	1	1,919	(6)
Non-freight revenues	42	41	—	41	2
Total revenues	$1,838	$1,959	$1	$1,960	(6)

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. FX adjusted % changes in operating expenses are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	Reported 2022	Reported 2021	Variance due to FX	FX Adjusted 2021	FX Adjusted % Change
Compensation and benefits	$413	$405	$—	$405	2
Fuel	273	206	—	206	33
Materials	62	59	—	59	5
Equipment rents	35	33	—	33	6
Depreciation and amortization	210	202	—	202	4
Purchased services and other	310	274	—	274	13
Total operating expenses	$1,303	$1,179	$—	$1,179	11

Adjusted Net Debt to Adjusted EBITDA Ratio and Pro-forma adjusted Net Debt to Pro-forma adjusted EBITDA Ratio

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

Beginning in the first quarter of 2022, CP added disclosure of Pro-forma adjusted net debt to Pro-forma adjusted EBITDA ratio to better align with CP’s debt covenant calculation, which incorporates the trailing twelve month adjusted EBITDA of KCS as well as KCS’s outstanding debt. CP is incorporating the trailing twelve month adjusted EBITDA of KCS on a pro-forma basis, as CP is not entitled to earnings prior to the acquisition date of December 14, 2021. CP does not control KCS while it is in voting trust during review of our merger application by the STB, though CP is the beneficial owner of KCS’s outstanding shares and receives cash dividends from KCS. The adjustment to include the trailing twelve month EBITDA and KCS’s outstanding debt provides users of the financial statements with better insight into CP’s progress in achieving deleveraging commitments. KCS’s disclosed U.S. dollar financial values for the trailing twelve month ended March 31, 2022 were adjusted to Canadian dollars reflecting the FX rate for the appropriate periods presented. We have not presented 2021 Pro-forma adjusted net debt to Pro-forma adjusted EBITDA as CP was not the beneficial owner of KCS’s shares as at March 31, 2021.

Calculation of Long-term Debt to Net Income Ratio

(in millions of Canadian dollars, except for ratios)	2022	2021
Long-term debt including long-term debt maturing within one year as at March 31	$19,663	$9,740
Net income for the twelve months ended March 31	2,840	2,637
Long-term debt to Net income ratio	6.9	3.7

Reconciliation of Long-term Debt to Adjusted Net Debt and Pro-forma Adjusted Net Debt

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

(in millions of Canadian dollars)(1)	2022	2021
CP Long-term debt including long-term debt maturing within one year as at March 31	$19,663	$9,740
Add:
Pension plans deficit(2)	263	327
Operating lease liabilities	279	284
Less:
Cash and cash equivalents	85	360
CP Adjusted net debt as at March 31	$20,120	$9,991
KCS Long-term debt including long-term debt maturing within one year as at March 31	$4,726	N/A
Add:
KCS operating lease liabilities	79	N/A
Less:
KCS cash and cash equivalents	131	N/A
KCS Adjusted net debt as at March 31	4,674	N/A
CP Adjusted net debt as at March 31	20,120	N/A
Pro-forma Adjusted net debt as at March 31	$24,794	N/A
(1) KCS's amounts were translated at the March 31, 2022 period end FX rate of $1.25.
(2) Pension plans deficit is the total funded status of the Pension plans in deficit only.

Reconciliation of Net Income to EBIT, Adjusted EBIT and Adjusted EBITDA and Pro-forma Adjusted EBITDA

Earnings before interest and tax ("EBIT") is calculated as Net income before Net interest expense and Income tax expense. Adjusted EBIT excludes significant items reported in both Operating income and Other income. Adjusted EBITDA is calculated as Adjusted EBIT plus operating lease expense and Depreciation and amortization, less Other components of net periodic benefit recovery. Adjusted EBITDA is used as a measure of liquidity derived from operations, excluding significant items, as part of the calculation of Adjusted Net Debt to Adjusted EBITDA.

	For the twelve months ended March 31
(in millions of Canadian dollars)(1)	2022	2021
CP Net income as reported	$2,840	$2,637
Add:
Net interest expense	490	454
Income tax expense	662	764
EBIT	3,992	3,855
Less significant items (pre-tax):
Acquisition-related costs	(596)	(36)
Merger termination fee	845	—
Impact of FX translation (loss) gain on debt and lease liabilities	(26)	262
Adjusted EBIT	3,769	3,629
Add:
Operating lease expense	73	76
Depreciation and amortization	819	789
Less:
Other components of net periodic benefit recovery	393	352
CP Adjusted EBITDA	$4,268	$4,142
Net income attributable to KCS and subsidiaries	$718	N/A
Add:
KCS interest expense	195	N/A
KCS income tax expense	287	N/A
KCS EBIT	1,200	N/A
Less significant items (pre-tax):
KCS merger costs	(302)	N/A
KCS Adjusted EBIT	1,502	N/A
Add:
KCS total lease cost	40	N/A
KCS depreciation and amortization	464	N/A
KCS Adjusted EBITDA	2,006	N/A
CP Adjusted EBITDA	4,268	N/A
Less:
Equity earnings of KCS(2)	57	N/A
Acquisition-related costs of KCS(3)	182	N/A
Pro-forma Adjusted EBITDA	$6,035	N/A
(1) KCS's amounts were translated at the quarterly average FX rate of $1.27, $1.26, $1.26, and $1.23 for Q1 2022, Q4 2021, Q3 2021 and Q2 2021, respectively.
(2) Equity earnings of KCS were part of CP's reported net income and therefore have been deducted in arriving to the Pro-forma Adjusted EBITDA.
(3) Acquisition-related costs of KCS have been adjusted in CP's Adjusted EBITDA calculation above, therefore have been deducted in arriving to the Pro-forma Adjusted EBITDA.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio and Pro-forma Adjusted Net Debt to Pro-forma Adjusted EBITDA Ratio

(in millions of Canadian dollars, except for ratios)	2022	2021
Adjusted net debt as at March 31	$20,120	$9,991
Adjusted EBITDA for the twelve months ended March 31	4,268	4,142
Adjusted net debt to Adjusted EBITDA ratio	4.7	2.4

(in millions of Canadian dollars, except for ratios)	2022	2021
Pro-forma adjusted net debt as at March 31	$24,794	N/A
Pro-forma adjusted EBITDA for the twelve months ended March 31	6,035	N/A
Pro-forma adjusted net debt to Pro-forma adjusted EBITDA ratio	4.1	N/A

Critical Accounting Estimates

To prepare Consolidated Financial Statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2021 Annual Report on Form 10-K.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements relating, but not limited to, statements concerning the Company’s expected impacts resulting from changes in the U.S.-to-Canadian dollar exchange rate, and the effective tax rate, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, and statements regarding future payments including income taxes.

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

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of CP's 2021 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by CP with securities regulators in Canada and the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Although CP conducts business primarily in Canada, a significant portion of its revenues, expenses, assets, and liabilities including debt are denominated in U.S. dollars. In addition, equity earnings or losses of KCS are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, and Canadian, U.S., and international monetary policies. Consequently, the Company’s results are affected by fluctuations in the exchange rate between these currencies. On an annualized basis, a $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar positively (or negatively) impacts Total revenues by approximately $30 million (December 31, 2021 - approximately $30 million), negatively (or positively) impacts Operating expenses by approximately $13 million (December 31, 2021 - approximately $13 million), and negatively (or positively) impacts Net interest expense by approximately $3 million (December 31, 2021 - approximately $3 million).

CP uses U.S. dollar-denominated debt and operating lease liabilities to hedge its net investment in U.S. operations. As at March 31, 2022, the net investment in U.S. operations is greater than the total U.S. dollar-denominated long-term debt and operating lease liabilities. Consequently, FX translation on the Company’s unhedged net investment in U.S operations is recognized in Other comprehensive income. There is no additional impact on earnings in Other income related to the FX translation on the Company's debt and operating lease liabilities. For further information on the net investment hedge, please refer to Financial Statements, Note 19 Financial instruments of CP's 2021 Annual Report on Form 10-K.

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

Share Price Impact on Stock-Based Compensation

Based on information available at March 31, 2022, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $1.6 million to $1.9 million (December 31, 2021 - approximately $1.5 million to $2.0 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 16 Stock-based compensation.

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose CP to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at March 31, 2022, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, CP may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. CP may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of March 31, 2022 would result in an increase of approximately $1.9 billion to the fair value of the Company's debt as at March 31, 2022 (December 31, 2021 - approximately $2.3 billion). Fair values of CP’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 13 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2022, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For further details refer to Item 1. Financial Statements, Note 17 Contingencies.

SEC regulations require the disclosure of any proceeding under environmental laws to which a government authority is a party unless the registrant reasonably believes it will not result in sanctions over a certain threshold. The Company uses a threshold of U.S. $1 million for the purposes of determining proceedings requiring disclosure.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of CP's 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP established a share repurchase program which is further described in Item 1. Financial Statements, Note 14 Shareholders' equity. This program expired on January 28, 2022 and upon expiry of this NCIB, the Company had not purchased any Common Shares under this NCIB.

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

10.1* **	Form of Regular Stock Option Agreement for CEO (2022).
10.2* **	Form of Regular Stock Option Agreement for United States Executive Officers (2022).
10.3* **	Form of Regular Stock Option Agreement for Canadian Executive Officers (2022).
10.4* **	Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for CEO (2022).
10.5* **	Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for United States Executive Officers (2022).
10.6* **	Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for Canadian Executive Officers (2022).
10.7*
First Amending Agreement, dated as of March 14, 2022, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Railway Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and the various Lenders party thereto.

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
The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first three months ended March 31, 2022 and 2021; (ii) the Interim Consolidated Statements of Comprehensive Income for the first three months ended March 31, 2022 and 2021; (iii) the Interim Consolidated Balance Sheets at March 31, 2022, and December 31, 2021; (iv) the Interim Consolidated Statements of Cash Flows for the first three months ended March 31, 2022 and 2021; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the first three months ended March 31, 2022 and 2021; and (vi) the Notes to Interim Consolidated Financial Statements.
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

Date: April 27, 2022