Form 10-K/A
period 2021-12-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2022-04-29
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
of the Exchange Act). Yes
☐
No
☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates
of the registrant, in U.S. dollars, was $51,279,545,149 based on the closing sales price per share as reported by the New York Stock Exchange on such date.
As of the close of business on April 15, 2022, there were 929,873,437 shares of the registrant’s common shares outstanding.
Auditor Name: Deloitte LLP                        Auditor Location: Calgary, Canada                        Auditor Firm PCAOB ID: 1208

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
10-K
from its management proxy circular.
The Company filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (“2021 Form
10-K”)
on February 23, 2022. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
the Company is filing this Amendment No. 1 on Form
10-K/A
in order to include in the 2021 Form
10-K
the Part III information not previously included in the 2021 Form
10-K.
No attempt has been made in this Amendment No. 1 on Form
10-K/A
to modify or update the other disclosures presented in the 2021 Form
10-K.
This Amendment No. 1 on Form
10-K/A
does not reflect events occurring after the filing of the 2021 Form
10-K.
Accordingly, this Amendment No. 1 on Form
10-K/A
should be read in conjunction with the 2021 Form
10-K
and the Company’s other filings with the SEC.
In this Amendment No. 1 on Form
10-K/A,
we also refer to Canadian Pacific Railway Limited as “Canadian Pacific,” “CP,” “we,” “us,” “our,” “our corporation,” or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.
All references to our websites and to our Canadian management proxy circular filed with the SEC on March 28, 2022 as Exhibit 99.1 to our Current Report on Form
8-K
(the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

CANADIAN PACIFIC RAILWAY LIMITED FORM 10-K/A TABLE OF CONTENTS

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Directors

All of the individuals nominated for election to the Board are current directors and were elected at the last annual and special meeting of shareholders on April 21, 2021.

The nominated directors are qualified and experienced, possessing a broad range of skills that facilitate strong oversight of CP’s management and strategy and have agreed to serve on our Board.

Share Ownership
All directors are CP shareholders and must meet our director share ownership requirements within five years of joining the Board.

Share ownership listed here is as of February 28, 2022 and includes shares directors beneficially own or control, or hold directly or indirectly. Share ownership includes holdings under the Directors’ Deferred Share Unit (DDSU) plan.

See page 55 for full details on share ownership by our directors.

2021 Overall Attendance

The 2022 nominee directors attended all of their Board and Committee meetings in 2021.
Senior Executive Leadership Experience

All of the nominee directors have senior executive leadership experience.
Professional Affiliations

All of the 2022 nominee directors are members of the Institute of Corporate Directors (ICD).

Isabelle Courville Chair
Independent Age: 59 Director since: May 1, 2013 Residence: Rosemère, Québec, Canada 2021 voting results: 99.52% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing, and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE
SNC-Lavalin
Group Inc.
(2017 to present)

•	Chair of Human Resources Committee
•	Member of Governance and Ethics Committee
Veolia Environment S.A.
(2015 to present)

•	Chair Research, Innovation and Sustainable Development Committee
•	Member of Accounts and Audit Committee and the Nominations Committee

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance (1)

Board	14 of 14	100%
Audit and Finance	5 of 5	100%
Governance	3 of 3	100%
Compensation	3 of 3	100%
Risk and Sustainability	3 of 3	100%
BUSINESS EXPERIENCE

•	President of Hydro-Québec Distribution and Hydro-Québec TransÉnergie (2007 to 2013)
•	20 years of experience in the Canadian telecommunications industry, including President of Bell Canada’s Enterprise Group (2003 to 2006) and President and Chief Executive Officer of Bell Nordiq Group (2002 to 2003)
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Laurentian Bank of Canada (2007 to 2019) (Chair of the Board and member of Human Resources and Corporate Governance Committee)
•	Gecina S.A. (2016 to April 2017) (member of Audit Committee)
•	TVA Group (2013 to 2016) (member of Human Resources Committee)
OTHER EXPERIENCE
Other Boards - Current

•	Institute for Governance of Private and Public Organizations (IGOPP) (2016 to present) (member of Human Resources Committee)
Other Boards - Past

•	Institute of Corporate Directors (ICD) (2013 to 2017)
EDUCATION

•	Bachelor’s degree in Engineering Physics, École Polytechnique de Montréal
•	Bachelor’s degree in Civil Law, McGill University
•	Doctorate Honoris Causa, Université de Montréal
•	Fellow of the Institute of Corporate Directors
SHARE OWNERSHIP
Shares: 4,500
DDSUs: 56,719
Meets share ownership requirements

(1)	Ms. Courville is an ex-officio member of all standing committees and may attend committee meetings at her discretion.

The Hon. John Baird, P.C.
Independent Age: 52 Director since: May 14, 2015 Residence: Toronto, Ontario, Canada 2021 voting results: 99.40% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE
Osisko Gold Royalties Ltd
. (2020 to present)

•	Chair of Governance and Nomination Committee
•	Member of Environmental and Sustainability Committee
Canfor/Canfor Pulp (CPPI)
(2016 to present)

•	Chair of the Board

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	14 of 14	100%
Governance	3 of 3	100%
Risk and Sustainability	3 of 3	100%
BUSINESS EXPERIENCE

•	Senior Advisor at the law firm of Bennett Jones LLP and Eurasia Group (a geopolitical risk consultancy) (2015 to present)
•	Member of the International Advisory Board, Barrick Gold Corporation (2015 to present)
OTHER EXPERIENCE
Other Boards - Current
•	FWD Group Ltd./FWD Ltd. (2015 to present) (member of Audit Committee and Risk Management and Actuarial Committee)
•	PineBridge Investments (2015 to present)
Other experience
•	Served as Canadian Foreign Minister, Minister of Transport and Infrastructure, Minister of the Environment, and President of the Treasury Board during his three terms as a Member of the Canadian Parliament (2006 to 2015)
•	Appointed to the Privy Council in 2006
•	Former Minister of Community and Social Services and Minister of Energy in Ontario provincial legislature
•	Senior Advisor to Community Living Ontario, an organization that supports individuals with developmental disabilities
•	Advisory Board member to Prince’s Charities Canada, the charitable office of His Royal Highness, The Prince of Wales
EDUCATION

•	Honours Bachelor of Arts (Political Studies), Queen’s University
SHARE OWNERSHIP
Shares: 0
DDSUs: 33,603
Meets share ownership requirements

Keith E. Creel
Not Independent Age: 53 Director since: May 14, 2015 Residence: Wellington, Florida, U.S.A. 2021 voting results: 99.78% for

DIRECTOR SKILLS AND QUALIFICATIONS

President and Chief Executive Officer of CP since January 31, 2017. Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	14 of 14	100%
BUSINESS EXPERIENCE

•	President and Chief Executive Officer of CP (2017 to present)
•	President and Chief Operating Officer of CP (February 2013 to January 2017)
•	Executive Vice-President and Chief Operating Officer of Canadian National Railway Company (CN) (2010 to 2013)
•	Other positions at CN included Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of CN’s Prairie division (2002 to 2010)
•	Superintendent and general manager at Grand Trunk Western Railroad (1999 to 2002)
•	Trainmaster and director of corridor operations at Illinois Central Railway prior to its merger with CN in 1999
•	Began his railroad career in 1992 as an intermodal ramp manager at Burlington Northern Railway in Birmingham, Alabama
INDUSTRY RECOGNITIONS

•	Named “2021 CEO of the Year and Strategist of the Year” by The Globe and Mail’s Report on Business magazine
•	Named “Railroader of the Year” for 2022 & 2021 by Railway Age magazine
•	Named “Railroad Innovator” for 2014 by Progressive Railroading in recognition of his leadership at CP
OTHER EXPERIENCE
Other Boards - Current
•	Member of the Board of TTX Company (a private company) (2014 to present)
•	Representative on American Association of Railroads
Other experience
•	Commissioned officer in the U.S. Army and served in the Persian Gulf War in Saudi Arabia
EDUCATION

•	Bachelor of Science in Marketing, Jacksonville State University
•	Advanced Management Program, Harvard Business School
SHARE OWNERSHIP
Shares: 72,960
DSUs: 162,447
Options: 3,474,287
Meets executive share ownership requirements (see page 12)

Gillian (Jill) H. Denham
Independent Age: 61 Director since: September 6, 2016 Residence: Toronto, Ontario, Canada 2021 voting results: 95.62% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE
Lifeworks Inc
. (2008 to present)

•	Chair of the Board
Kinaxis Inc.
(2016 to present)

•	Chair of Compensation Committee
•	Member of the Audit Committee and the Nominating and Governance Committee
Canaccord Genuity
(2020 to present)

•	Lead Director

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	14 of 14	100%
Audit and Finance	6 of 6	100%
Compensation (1)	1 of 1	100%
Risk and Sustainability (1)	2 of 2	100%
BUSINESS EXPERIENCE

•	Vice-Chair, Retail Markets for Canadian Imperial Bank of Commerce (CIBC) (2001 to 2005)
•	Previously held senior positions at CIBC Wood Gundy and CIBC, including: Managing Director, Head of Commercial Banking and E-Commerce
•	President of Merchant Banking/Private Equity and Managing Director, Head responsible for CIBC’s European Operations
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	National Bank of Canada (2010 to 2020)
•	IHS Markit Ltd. (2014 to 2016)
•	Penn West Petroleum Ltd. (2012 to 2016)
•	Calloway Real Estate Investment Trust (2011 to 2012)
OTHER EXPERIENCE
Other Boards - Past

•	Centre for Addiction and Mental Health (CAMH) (2015 to 2019)
•	Ontario Teachers’ Pension Plan (2007 to 2010)
EDUCATION

•	Honours Business Administration (HBA) degree, Ivey Business School, Western University
•	MBA, Harvard Business School
SHARE OWNERSHIP
Shares: 0
DDSUs: 24,499
Meets share ownership requirements

Edward R. Hamberger
Independent Age: 71 Director since: July 15, 2019 Residence: Delray Beach, Florida, U.S.A . 2021 voting results: 99.84% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	14 of 14	100%
Audit and Finance	6 of 6	100%
Risk and Sustainability	3 of 3	100%
BUSINESS EXPERIENCE

•	President and Chief Executive Officer, Association of American Railroads (1998 to 2019)
•	Served as Assistant Secretary for governmental affairs at the U.S. Department of Transportation (1987 to 1989)
OTHER EXPERIENCE
Other Boards - Current
•	Transportation Institute, University of Denver (2002 to present)
Other Boards - Past

•	Business Advisory Committee, Kellogg School of Management, Northwestern University (2000 to 2019)
•	TTCI (Chair of the Board) (1998 to 2019)
•	Railinc Corporation (1998 to 2019)
•	Mineta Transportation Institute, San Jose State University (2005 to 2019)
•	Baker Donelson, Management Committee (1989 to 1998)
EDUCATION

•	Juris Doctor, Georgetown University
•	Master of Science, Foreign Service, Georgetown University
•	Bachelor of Science, Foreign Service, Georgetown University
SHARE OWNERSHIP
Shares: 0
DDSUs: 8,587
Has until July 2025 to meet share ownership requirements

(1)	Ms. Denham moved from the Risk and Sustainability Committee to the Management Resources and Compensation Committee on September 29, 2021.

Matthew H. Paull
Independent Age: 70 Director since: January 26, 2016 Residence: Wilmette, Illinois, U.S.A. 2021 voting results: 99.43% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE
Air Products
 & Chemicals Corporation
(2013 to Present)

•	Chair of Audit and Finance Committee
•	Member of Corporate Governance and Nominating Committee and Executive Committee

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	14 of 14	100%
Compensation (Chair)	3 of 3	100%
Risk and Sustainability	3 of 3	100%
BUSINESS EXPERIENCE

•	Senior Executive Vice-President and Chief Financial Officer of McDonald’s Corporation (2001 until his retirement in 2008)
•	Before joining McDonald’s in 1993, was a partner at Ernst & Young where he managed a variety of financial practices during his 18-year career and consulted with many leading multinational corporations
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Chipotle Mexican Grill Inc. (2016 to 2020) (member of Compensation Committee)
•	Best Buy Co. (2003 to 2013) (Lead independent director and chair of Finance Committee)
•	WMS Industries Inc. (2012 to 2013)
•	KapStone Paper and Packaging Corporation (2010 to 2018)
OTHER EXPERIENCE
Other Boards - Current
•	Pershing Square Capital Management, L.P. (2008 to present) (member of Advisory Board)
EDUCATION

•	Master’s degree in Accounting, University of Illinois
•	Bachelor’s degree, University of Illinois
SHARE OWNERSHIP
Shares: 15,190
DDSUs: 36,713
Meets share ownership requirements

Jane L. Peverett
Independent Age: 63 Director since: December 13, 2016 Residence: West Vancouver, British Columbia, Canada 2021 voting results: 98.78% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, executive compensation/human resources, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE
CIBC
(2009 to present)

•	Chair of the Corporate Governance Committee
•	Member of Audit Committee
Northwest Natural Gas Company
(2007 to present)

•	Chair of Audit Committee
•	Member of Governance, Organization and Executive Compensation Committee
Capital Power Corporation
(2019 to present)

•	Member of People, Culture and Governance Committee and the Health, Safety and Environment Committee

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	14 of 14	100%
Audit and Finance (Chair)	6 of 6	100%
Governance	3 of 3	100%
BUSINESS EXPERIENCE

•	President & Chief Executive Officer of BC Transmission Corporation (electrical transmission) (2005 to 2009)
•	Vice-President, Corporate Services and Chief Financial Officer of BC Transmission Corporation (2003 to 2005)
•	President of Union Gas Limited (a natural gas storage, transmission and distribution company) (2002 to 2003)
•	Other positions at Union Gas Limited: President & Chief Executive Officer (2001 to 2002); Senior Vice-President Sales & Marketing (2000 to 2001) and Chief Financial Officer (1999 to 2000)
PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Encana Corp. (2003 to 2017)
•	Postmedia Network Canada Corp. (2013 to 2016)
•	Hydro One Limited (2015 to 2018)
OTHER EXPERIENCE
Other Boards - Current

•	CSA Group (2019 to present) (Chair of the Board)
•	British Columbia Institute of Corporate Directors Advisory Board
EDUCATION

•	Bachelor of Commerce degree, McMaster University
•	Master of Business Administration degree, Queen’s University
•	Certified Management Accountant
•	A Fellow of the Society of Management Accountants
•	Holds the ICD.D designation from the Institute of Corporate Directors
SHARE OWNERSHIP
Shares: 0
DDSUs: 25,759
Meets share ownership requirements

Andrea Robertson
Independent Age: 58 Director since: July 15, 2019 Residence: Calgary, Alberta, Canada 2021 voting results: 99.79% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, and strategic oversight.

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	14 of 14	100%
Governance (1)	2 of 2	100%
Compensation	3 of 3	100%
BUSINESS EXPERIENCE

•	President & Chief Executive Officer, Shock Trauma Air Rescue Service (STARS) (2012 to present)
•	President & Chief Operating Officer, STARS (2011 to 2012)
OTHER EXPERIENCE
Other Boards - Current

•	The Calgary Airport Authority (2017 to present)
•	University of Alberta, Faculty of Medicine & Dentistry (2021 to present)
Other Boards - Past

•	Bow Valley College (2015 to 2018)
•	United Way (2007 to 2013)
EDUCATION

•	Executive Leadership, Harvard University
•	ICD.D Rotman School of Business
•	Masters in Health-Care Administration, Central Michigan University
•	Baccalaureate of Nursing, University of Calgary
•	Executive Fellowship, Wharton University
SHARE OWNERSHIP
Shares: 0
DDSUs: 8,563
Has until July 2025 to meet share ownership requirements

Gordon T. Trafton
Independent Age: 68 Director since: January 1, 2017 Residence: Naperville, Illinois, U.S.A. 2021 voting results: 99.82% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	14 of 14	100%
Governance	3 of 3	100%
Risk and Sustainability (Chair)	3 of 3	100%
BUSINESS EXPERIENCE

•	Consultant, Brigadier Consulting (2014 to 2015)
•	Consultant, CP (2013)
•	Special Advisor to the Canadian National Railway (CN) leadership team (2009 to his retirement in 2010)
•	Senior Vice-President Strategic Acquisitions and Integration, CN (2009 to 2010)
•	Senior Vice-President, Southern Region, CN (2003 to 2009)
•	Vice-President, Operations Integration, CN (2001 to 2003)
•	Vice-President, Transportation and IT Services, Illinois Central Railroad (1999 to 2001)
•	Held a number of leadership positions with Illinois Central Railroad and Burlington Northern Railroad
OTHER EXPERIENCE
Other Boards - Current

•	Leeds School of Business Advisory Board, University of Colorado Boulder (2012 to present)
•	Sacred Cow Consulting, Inc., Advisory Board (2020 to present)
EDUCATION

•	Bachelor of Science, Transportation Management from the Leeds School of Business, University of Colorado Boulder
SHARE OWNERSHIP
Shares: 0
DDSUs: 25,550
Meets share ownership requirements

(1)	Ms. Robertson moved from the Corporate Governance, Nominating and Social Responsibility Committee to the KCS Acquisition and Integration Committee on September 29, 2021.

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

Additional information about current directors not standing for election
On January 28, 2022, Ed Monser, who had served as a director since December 2018, informed the Board that he would not be standing for re-election
at the Meeting. On February 17, 2022, Rebecca MacDonald who had served as a director since May 2012, informed CP that she would not be standing for re-election
at the Meeting. Both Mr. Monser and Ms. MacDonald will continue to serve as members of the Board until the 2022 Meeting, when their current terms will expire.
Executive Officers
The information regarding executive officers is included in Part I of our 2021 Form
10-K
under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.

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
and contractors who do work for us.

Directors, officers and
non-union
employees must sign an acknowledgment every year that they have read, understood and agree to comply with the Code. Unionized employees are provided with a copy of the Code every three years. Unionized employees were mailed a copy of the Code in late 2019 and will receive the Code again in late 2022. Directors must also confirm annually that they have complied with the Code. The Code is part of the terms and conditions of employment for non-union
employees, and contractors must agree to follow principles of standards of business conduct consistent with those set out in our Code as part of the terms of engagement.

Monitoring compliance and updating the Code
The Governance Committee is responsible for monitoring compliance with the Code, reviewing it periodically and recommending changes as appropriate, and promptly disclosing any aspects of the Code that have been waived. The Audit and Finance Committee ensures compliance with the Code. For 2020/21, we modernized our code of ethics training process to enhance employee understanding of the Code.

We also have a supplemental code of ethics for the CEO and other senior financial officers (including the CFO, the Vice-President of Financial Planning and Accounting and the Assistant Vice-President and Controller) which sets out our long-standing principles of conduct for these senior roles. We also have a business ethics reporting policy that outlines the processes CP has established for CP personnel and others to report concerns regarding conduct within CP, including questionable management and/or corporate practices, the potential violation of any applicable law, or a potential violation of the Code.
The latest version of the Code and the business ethics reporting policy is posted on our website (investor.cpr.ca/governance). Only the Board or Governance Committee (Audit and Finance Committee in the case of the CEO and senior financial officers) can waive an aspect of the Code. Any waivers are posted on our website. No waivers were requested or granted in 2021.
Corporate Governance
CP has a strong governance culture and we have adopted many leading policies and practices. As a U.S. and Canadian listed company, our corporate governance practices comply with or exceed the practices outlined by the Canadian Securities Administrators (CSA) in National Policy
58-201
Corporate Governance Guidelines
and the TSX, the SEC and the NYSE.
We regularly review our policies and practices and make changes as appropriate, so we stay at the forefront of good governance as standards and guidelines continue to evolve in Canada and the United States.
The Board and the Governance Committee are responsible for developing our approach to corporate governance. This includes annual reviews of the corporate governance principles and guidelines which were established by the Board, as well as the terms of reference for the Board and each of the four Board standing committees.
CP’s corporate governance principles and guidelines are available on our website at investor.cpr.ca/governance.
CP’s Audit and Finance Committee has been established in accordance with Section 3(a)(58)(A) the Exchange Act and NYSE standards and CSA National Instrument
52-110—
Audit Committees
. The current members of the Audit and Finance Committee are Jane Peverett (chair), Isabelle Courville, Jill Denham, Edward Hamberger and Edward Monser, all of whom are independent. All members of the Audit and Finance Committee are ”financially literate” as required by the NYSE and applicable Canadian securities laws. Of the current Audit and Finance Committee members, Ms. Peverett, Mr. Monser and Ms. Courville have been determined to be “audit committee financial experts” as defined by the SEC.
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
Compensation Committee Interlocks and Insider Participation
There were no reportable interlocks or insider participation affecting the Company’s Management Resources and Compensation Committee during the year ended December 31, 2021. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Management Resources and Compensation Committee.
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
Jill Denham
Rebecca MacDonald
Andrea Robertson

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Circular and this Amendment No. 1 on Form
10-K/A.
Our executive compensation program is designed to pay for performance, and to align management’s interests with our business strategy and the interests of our shareholders. This section of this Amendment No. 1 on Form
10-K/A
provides shareholders with descriptions of our compensation programs and 2021 compensation decisions for our Named Executive Officers (NEOs), listed below.

2021 NAMED EXECUTIVE OFFICERS
Keith E. Creel President and Chief Executive Officer
Nadeem S. Velani Executive Vice-President and Chief Financial Officer
John K. Brooks Executive Vice-President and Chief Marketing Officer
Mark A. Redd Executive Vice-President Operations
Jeffrey J. Ellis Chief Legal Officer and Corporate Secretary
Where to find it

Compensation Discussion & Analysis	9
Our Approach to Executive Compensation	10
Compensation Governance	13
Compensation Programs	18
2021 Executive Compensation	19
Named Executive Officer Profiles	31
Share Performance	39

Executive Compensation Details	40
Summary Compensation Table	40
Incentive Plan Awards	43
Retirement Plans	47
Termination and Change in Control	50
CEO Pay Ratio	51

Our approach to executive compensation
Our executive compensation program supports our operations-focused culture, is linked to the critical metrics that drive the achievement of our strategic plan without taking on undue risk, and is designed to create long-term sustainable value for our shareholders. The key elements of our approach to executive compensation include:
•	competitive market pay practices to attract and retain talent
•	a compensation mix that is incentive-driven with a large proportion of total direct compensation that is variable or “at-risk” to support our pay for performance culture
•	compensation components paying out over multiple performance periods to link to our short and long-term business strategy
•	aligning management’s interests with those of our shareholders through equity-based compensation and share ownership guidelines
We have five key foundations designed to focus us on our goal of being the best railroad company in North America:

The Compensation Committee reviewed and approved changes to our executive compensation programs in 2016 for the 2017 program year in response to shareholder feedback. Since that time we have continued to monitor the effectiveness of our executive compensation programs in supporting our pay for performance philosophy and commitment to create long-term value for our shareholders. Our unwavering commitment to safety is also at the forefront of design considerations as evident in our short-term incentive plan where 20 percent of the target opportunity is based on our performance against rigorous safety goals.
Compensation mix
Attracting and retaining high performing executives is key to our long-term sustainable growth and success. Built into our compensation pay mix is a significant emphasis on incentive-driven pay where the proportion of at-risk
pay increases by level. Executives earn more if we perform well, and less when performance is not as strong. A significant component of executive at-risk
pay is equity-based compensation, which links directly to the value of our shares, ensuring alignment with the interest of our shareholders. We also require our executives to own CP equity and our share ownership guidelines increase by executive level (see page 12).

2021 total target direct
compensation mix
for our NEOs are
shown in the graph.

For 2021, 90 percent of
our CEO’s total target
direct compensation
and an average of
80 percent for our
other NEOs was at risk.

Benchmarking
Our comparator group in 2021 remains the same, however with the close of the KCS transaction into voting trust on December 14, 2021, KCS has been removed from the comparator group going forward. Our comparator group consists of companies we compete with for talent. It includes Class I railroad peers as well as 11 capital-intensive Canadian companies. For certain positions within the organization, we apply a heavier weighting to Class I railroad peers; however, we consistently review alignment and compensation practices against our comparator group.
Our 2021 compensation comparator group is as follows:

Class I railroads	Capital Intensive Companies in Canada

BNSF Railway Company	Barrick Gold Corporation	Kinross Gold Corporation

Canadian National Railway Company	BCE Inc.	Rogers Communications Inc.

CSX Corporation	Cenovus Energy Inc.	Suncor Energy Inc.

Kansas City Southern	Enbridge Inc.	TC Energy Corporation

Norfolk Southern Corporation	Fortis Inc.	TELUS Corporation

Union Pacific Corporation	Imperial Oil Limited
Compensation pays out over time

Executives are CP shareholders
We require executives and senior management employees to own equity in the Company so they have a stake in our future success. Share ownership requirements are set as a multiple of base salary and increases by level. The ownership requirement must be achieved within five years of being appointed to their position and can be met by holding shares or deferred share units (DSUs). Notional shares in the form of performance share units (PSUs), restricted share units (RSUs), and stock options are not considered for ownership requirement. The CEO must maintain the ownership level of six times his base salary for one year after he retires or leaves CP. Once executives have met their initial shareholding requirements, they are required to maintain compliance, which is reported annually to the Compensation Committee.
Executives have the opportunity to participate in the Senior Executives’ DSU Plan (see page 49 for further plan details). DSUs are redeemed for cash after the executive retires or leaves the Company, with (i) Canadian-resident executives being entitled to elect a date of payment between the date that is six months following their departure from the Company and December 15 th
of the following calendar year, in compliance with Canadian tax rules; and (ii) U.S. resident executives being paid six months after their departure from the Company, in compliance with U.S. tax regulations.
The table below shows the ownership requirement by executive level, applicable to 105 executives and senior management employees in 2021. In support of our commitment to align executive compensation with shareholder interests and market competitive practices, the Board approved a change in share ownership requirement for the Executive Vice-President level from three times to four times annual base salary in 2021.

Executive Level	Ownership requirement (as a multiple of base salary)

Our NEOs are compliant with ownership guidelines:

•  Mr. Creel, Mr. Velani, Mr. Redd and Mr. Ellis have achieved their ownership requirements.
•  Mr. Brooks is expected to meet his ownership requirement within the specified period.

CEO	6x
Executive Vice-President	4x
Senior Vice-President	2x
Vice-President	1.5 to 2x
Senior management	1x
Equity ownership (at February 28, 2022)

Executive	Requirement (as a multiple of salary)	Minimum ownership value ($) (1)	Shares ($)	Deferred share units ($)	Total ownership value ($) (2)	Total ownership (as a multiple of salary)

Keith Creel	6x	9,142,560	8,357,306	14,497,050	22,854,356	15.00x

Nadeem Velani	4x	3,330,624	255,757	3,239,889	3,495,646	4.20x

John Brooks	4x	3,098,312	1,063,168	1,495,529	2,558,697	3.30x

Mark Redd	4x	2,996,728	1,979,420	1,466,240	3,445,660	4.60x

Jeffrey Ellis	2x	1,210,000	516,323	1,466,295	1,982,618	3.28x

(1)	Minimum ownership values for Mr. Creel, Mr. Brooks and Mr. Redd have been converted to Canadian dollars using an exchange rate of 1.2698.
(2)
Total ownership values for Mr. Creel, Mr. Brooks and Mr. Redd are based on US$70.28, the closing price of our shares on the NYSE on February 28, 2022 and have been converted to Canadian dollars using an exchange rate of $1.2698. Values for Mr. Velani and Mr. Ellis are based on $89.25, the closing price of our shares on the TSX on February 28, 2022.

Compensation governance
Disciplined decision-making process
Executive compensation decisions involve management, the Compensation Committee and the Board. The Compensation Committee also receives advice and support from external consultants from time to time, including their advisor Frederic W. Cook & Co., Inc. (FW Cook). Management receives advice and support from Willis Towers Watson, external consultants.

Qualified and experienced 2021 Compensation Committee
The Compensation Committee is responsible for our compensation philosophy, strategy and program design. The Compensation Committee consists of five independent directors. The Compensation Committee has the relevant skills, background and experience to carry out its duties. The table below shows the key skills and experience of each member:

(1)	Ms. Denham joined the Compensation Committee on September 29, 2021.
(2)	Mr. Monser ceased to be a member of the Compensation Committee on September 29, 2021.
Compensation Committee members also have specific human resources and compensation-related experience, including:
•	direct responsibility for executive compensation matters
•	membership on human resources committees
•	compensation plan design, administration, compensation decision-making, risk management and understanding the Board’s role in the oversight of these practices
•	understanding the principles and practices related to leadership development, talent management, succession planning and employment contracts
•	engagement with investors on compensation issues
•	financial literacy, oversight of financial analysis related to compensation plan design and practices
•	pension benefit oversight, investment management
•	recruitment of senior executives
The Compensation Committee has no interlocks or insider participation. None of the members were employed by or had any relationship with CP during 2021 requiring disclosure under Item 404 or Item 407(e)(4) of Regulation
S-K
of the Exchange Act. You can read about the background and experience of each member in the director profiles beginning on page 1.
All of the Compensation Committee members other than Mr. Paull and Ms. Denham are members of the Governance Committee. In addition, Ms. Courville and Ms. Denham are also members of the Audit and Finance Committee, and Ms. Courville, Ms. Denham and Mr. Paull are also members of the Risk and Sustainability Committee. This cross-membership provides directors with a broader perspective of risk oversight and a deeper understanding of our enterprise risks, ultimately strengthening overall risk management.

Independent advice
The Compensation Committee and management retain separate independent executive compensation advisors to provide advice on compensation-related matters and to avoid any conflicts of interest:

Compensation Committee advisor FW Cook	Management Compensation advisor Willis Towers Watson
•  Compensation Committee retains FW Cook to act as an independent compensation advisor, attending committee meetings (unless otherwise requested by the Committee Chair)
•  the Compensation Committee approves all compensation-related fees and work performed by FW Cook

• management engages Willis Towers Watson to provide market survey data, analysis and advice to management related to compensation matters
The next table below shows the fees paid to FW Cook and Willis Towers Watson in 2020 and 2021 for compensation advisory services.

	2021		2020

	Committee advisor	Management advisor	Committee advisor	Management advisor

Fees	FW Cook (1)	Willis Towers Watson	FW Cook (1)	Willis Towers Watson

Executive compensation-related fees	$226,608	$88,394	$188,473	$67,743

Other fees	$0	$1,525,184	$0	$2,882,009

Total fees	$226,608	$1,613,578	$188,473	$2,949,752

(1)	FW Cook fees have been converted to Canadian dollars using the average exchange rate for 2021 of $1.2535
Fees paid
In 2021, $88,394 was paid to Willis Towers Watson for compensation advisory services provided to management. Fees paid to Willis Towers Watson for all services provided to management, including actuarial and pension consulting, corporate risk and insurance brokering services were $1,613,578. The total executive compensation fees represent 5 percent of the total fees in 2021.
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
A detailed risk assessment of our compensation plans, programs and practices was conducted in 2019 by Willis Towers Watson. The Committee reviewed Willis Towers Watson’s findings and agreed that our compensation policies and programs did not encourage excessive risk-taking that could have material adverse effects on CP. A subsequent risk assessment was expected to be completed in 2021, however in light of the Merger Agreement between CP and KCS, and after consultation with Willis Towers Watson, management determined that a risk assessment would be more pertinent to be completed in 2022.
Managing compensation risk
We mitigate risk in three ways:

1. Plan Design
•  we use a mix of fixed and variable
(at-risk)
compensation and a significant proportion is
at-risk
pay
•  short and long-term incentive plans have specific performance measures that are closely aligned with the achievement of our business strategy and performance required to achieve results in accordance with guidance provided to the market
•  STIP payout is capped and not guaranteed, and the Compensation Committee has discretion to adjust the amount of the awards
•  the payout for the STIP is designed to reflect the stretch targets for the achievement of exceptional performance
•  the long-term incentive plan has overlapping vesting periods to address longer term risks and maintain executives’ exposure to the risks of their decision-making through unvested share-based awards

2. Policies
•  we promote an ethical culture and everyone is subject to a code of business ethics, and any violations of our code of business ethics can be reported under our business ethics reporting policy
•  we have share ownership requirements for executives and senior management so they have a stake in our future success
•  we have a disclosure and insider trading/reporting policy to protect our interests and ensure high business standards and appropriate conduct
•  our disclosure and insider trading policy contains within it, an anti-hedging policy which prohibits directors, executive officers and employees from buying financial instruments that are designed to hedge or offset a decrease in the market value of equity awards or shares or share based awards
•  our anti-pledging policy prohibits directors and senior officers from holding our shares in a margin account or otherwise pledging the securities as collateral for a loan
•  we also have a policy that prohibits employees from forward selling shares that may be delivered on the future exercise of stock options, or otherwise monetizing their option awards, other than through exercising the options and subsequently selling the shares through a public venue or the Company’s cashless exercise option
•  our clawback policy allows the Board to recoup short and long-term incentive compensation paid to a current or former senior executive if the incentive compensation was calculated on the basis of financial results that were subsequently restated or corrected in whole or in part and/or, the senior executive engaged in gross negligence, fraud or intentional misconduct that caused or contributed to the need for restatement or correction, as admitted by the senior executive or as reasonably determined by the Board, which has sole discretion to determine whether it is in our best interests to pursue reimbursement of all or part of the incentive compensation in these circumstances and the Board’s actions would be separate from actions that may be taken by law enforcement agencies, regulators or other authorities
•  DSUs held by the President and CEO, executives, and senior management are not settled for cash until at least six months after leaving the Company
•  our whistleblower policy applies to all employees and prohibits retaliation against anyone who makes a complaint acting in good faith

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
restrictions.

Compensation program
Total direct compensation consists of salary, annual short-term incentive and a long-term incentive award. Executives also receive pension benefits and perquisites as part of their overall compensation.

Element	Purpose	Risk mitigating features	Link to business and talent strategies

Salary Fixed cash (see page 19)	• competitive level of fixed pay to reflect scope of responsibilities and market data • reviewed annually	• benchmarked against our comparator group to ensure market competitiveness	• attract and retain talent • no automatic or guaranteed increases to promote a performance culture

Short-term incentive Variable cash bonus (see page 19)	• performance-based incentive to reward achievement of annual corporate and individual objectives to attract and retain highly qualified leaders • established target awards based on level of employee
•  year-end
performance is measured against predetermined, approved targets
•  actual payouts are based on the achievement of predetermined corporate and individual objectives
•  payouts range from 0% to a maximum of 200% of target awards

•  motivate high corporate and individual performance
•  performance metrics are aligned to the strategic plan and approved annually
•  align personal objectives with area of responsibility and role in achieving financial, safety and operating results

Deferred compensation Deferred share units (see page 49)
•  encourages share ownership while aligning management interests with growth in shareholder value
•  executives and senior management can elect to receive their short-term incentive and their annual PSU grant in DSUs if they have not yet met their share ownership requirement
•  company provides a 25% match of the deferral amount in DSUs
• deferral limited to the amount required to meet the executive’s share ownership guidelines • helps retain key executive talent • matching DSUs vest after three years
•  sustained alignment of executive and shareholder interests because the value of DSUs is tied directly to our share price
•  cannot be redeemed for cash until a minimum of six months after the executive leaves CP

Long-term incentive Performance share units (see page 26)	• equity-based incentive to align with shareholder interests and focuses on three-year performance • accounts for 60% of an executive’s long-term incentive award • vest after three years	• use predefined market and financial metrics • the number of units that vest is based on a performance modifier that is capped • no guarantee of a minimum payout	• focuses the leadership team on achieving challenging medium-term performance goals • payout based on share price and company performance • attract and retain highly qualified leaders

Long-term incentive Stock options (see page 27)	• equity-based incentive to align with long term performance and growth in share price • accounts for 40% of an executive’s long-term incentive award • vests over four years, term is seven years	• focuses on appreciation in our share price, aligning with shareholder interests • only granted to senior management and executives	• focuses the leadership team on creating sustainable long-term value

Pension Defined contribution and defined benefit pension plans (see page 47)	• pension benefit based on pay, age and service and is competitive with the market • supplemental plan for senior management and executives	• balances risk management of pay packages that have a high percentage of variable pay	• attract and retain highly qualified leaders

Perquisites Flexible spending account (see page 42)	• market competitive benefit to support health and well-being	• capped perquisites for the CEO and executives	• attract and retain highly qualified leaders

2021 Executive compensation
Salary
We review salaries every year based on the executive’s performance, leadership abilities, responsibilities and experience as well as succession and retention considerations. The Compensation Committee also considers the economic outlook and competitive pay practices of the comparator group before recommending the salary increases for Board approval. The table below outlines base salaries of all NEOs set in U.S. dollars consistent with industry practice.

Executive	2021 (in USD)	percent change from 2020	2020 (in USD)
Keith Creel	1,193,513	0.0%	1,193,513
Nadeem Velani	640,000	6.3%	602,000
John Brooks	580,000	5.2%	551,250
Mark Redd (1)	525,000	17.6%	446,250
Jeffrey Ellis (1)	446,869	12.8%	396,160

(1)	Increases for Mr. Redd and Mr. Ellis were approved to progressively align their tenure, scope of responsibility and performance with the competitive market
Short-term incentive plan (STIP)
The short-term incentive award is an annual incentive that focuses executives on achieving strong financial, safety, operational and customer satisfaction results. The table below summarizes the terms of our current short-term incentive plan.

Purpose	• performance-based incentive to achieve predefined annual corporate and individual performance goals that are tied directly to our strategy and operational objectives
Term	• measure performance over a one-year period
Payout

•  corporate performance is assessed against financial, safety and operational measures
•  individual performance is assessed based on individual performance objectives
•  awards are
pro-rated
for eligibility in calendar performance year and can range from 0 to 200 percent of base salary
•  cash awards are paid out in February following the performance year

Restrictions

•  must meet minimum level of corporate and individual performance
•  must achieve corporate operating income hurdle for any payout on individual or corporate performance to occur
•  performance modifier for each metric is capped at 2x target for exceptional performance
•  actual award is capped as a maximum of 200 percent of target award to limit payout and excessive risk-taking

The table below outlines the target STIP opportunities for our NEOs:

Our STIP target is based on a
percentage of base salary and
reviewed annually for market
competitiveness.

Our 2021 market review
resultedin STIP adjustments
for Mr. Velani, Mr. Brooks,
Mr. Redd and Mr. Ellis to
maintain their target total
direct compensation
positioning relative to the
competitive market.
	STIP target as a percent of base salary
Executive	Minimum	Target	Maximum
Keith Creel	0%	125%	250%
Nadeem Velani	0%	100%	200%
John Brooks	0%	100%	200%
Mark Redd	0%	90%	180%
Jeffrey Ellis	0%	80%	160%
For executives, the STIP target is weighted at 75 percent for corporate results and 25 percent for individual performance, whereas most other employees have greater emphasis placed on individual and departmental goals with their corporate and individual performance weighted at 50 percent each. This supports our view that the annual bonus should be tied to overall corporate performance and the areas of our business that each employee can influence directly.

We calculate each award by multiplying the executive base salary by their short-term incentive target as well as the corporate and individual performance factors as shown below:

The corporate performance factor consists of financial, operating and safety measures of varying weights that total 100 percent. The year end result of each measure is assessed against predefined targets that are set at the beginning of the year (see page 22 for a complete review of the targets and results for the 2021 STIP).
The individual performance factor is based on the executive’s performance against annual objectives and additional predefined quantitative and qualitative goals that reflect the strategic and operational priorities critical to each executive’s role, including operational management, safety, financial and other objectives such as customer satisfaction.
2021 STIP awards
The table below shows the calculation of the 2021 STIP awarded to each NEO. The salaries of Mr. Creel, Mr. Brooks and Mr. Redd have been converted to Canadian dollars using an average exchange rate of $1.2535 for 2021.

(1)	Mr. Brooks and Mr. Redd elected to defer a portion of their 2021 STIP award to DSUs.

Assessing individual performance
Individual performance objectives are set at the start of every financial year. The individual performance factor ranges from 0 to 200 percent.

Executive	2021 individual performance factor	The individual performance factor for the CEO cannot exceed the STIP corporate performance factor. This ensures the payout factor for the CEO aligns with CP’s overall performance.
Keith Creel	125%
Nadeem Velani	175%
John Brooks	175%
Mark Redd	175%
Jeffrey Ellis	175%

The Compensation Committee sets the individual performance factor for the CEO. The
CEO reviews the performance of his direct reports against their objectives, and recommends their individual performance factors to the Compensation Committee.

See the profiles beginning on page 31 to read about each executive’s individual performance in 2021.

Assessing corporate performance
In 2021, we demonstrated resiliency and tenacity to deliver strong results in one of the most challenging operating years we have faced. By relying on our precision scheduled railroading operating model and with a dedication to safety, we overcame network outages in British Columbia and extreme cold temperatures to achieve a 4 percent increase in 2021 revenue to $8.0 billion from $7.7 billion in 2020 and a 17 percent decrease year over year in
FRA-reportable
personal injuries frequency to a
record-low
0.92 from the previous
record-low
of 1.11 in 2020. Our adjusted diluted earnings per share
(1)
increased to $3.76, from $3.53 in 2020, while our adjusted operating ratio
(1)
was 57.6 percent, a 50 basis point increase from 57.1 percent.
In spite of the adversity we faced in 2021, we ended the year with a historic milestone in our journey to create the first single-line rail network linking the U.S., Mexico and Canada, with the KCS transaction closing into voting trust on December 14, 2021. This transaction represents tremendous growth opportunities for our Company to continue to create long-term shareholder value by expanding the market reach for CP and KCS customers, providing new competitive transportation options, and supporting the North American economy.
2021 Scorecard results
The table below shows the 2021 scorecard and results. The targets were set with stretch goals to motivate strong performance and create shareholder value as we continue to focus on our multi-year plan and remain a leader in safety.
The Board sets a corporate hurdle for operating income at $2 billion. There is no payout if we do not achieve that corporate hurdle. If we achieve the hurdle but corporate performance is below threshold for all measures, then only the individual performance factor is used to calculate the awards. Corporate results between 50 and 200 percent of target are interpolated.

Performance measure (Weighting)	Why the measure is important	Threshold (50%)	Target (100%)	Maximum (200%)	2021 Reported Result	2021 STIP Result	Score
Financial measures
STIP Operating ratio (35%) Operating expenses divided by total revenues based on an assumed fuel price and foreign exchange rate	Continues our focus on driving down costs while focusing on growth strategy	57.1%	56.8%	56.4%	57.6% (1)	56.3% (2)	200%
STIP Operating income (35%) ($ millions) Total revenues less total operating expenses based on an assumed foreign exchange rate	Highlights the importance of revenue growth to our corporate strategy	3,426	3,517	3,616	3,389 (1)	3,461 (2)	69%
Safety measures
FRA Train Accident Frequency (10%) Number of FRA-reportable train accidents which meet FRA reporting thresholds per million train miles	CP has long been an industry leader in rail safety and we are more focused on it than ever, committed to protecting our people, our communities, our environment and our customers’ goods	1.10	1.01	0.96	1.10	1.10	50%
FRA Personal Injury Frequency (10%) Number of FRA reportable injuries per 200,000 employee hours	As safety is our top priority, we introduced FRA Personal Injury as an additional safety metric under our STIP beginning 2020	1.15	1.10	1.05	0.92	0.92	200%
Operating measure
Trip Plan Compliance (10%) Calculated as the number of shipments completed on time (less than 12 hours late vs. baseline plan), divided by the total number of shipments completed	Trip plan compliance is a detailed schedule of performance and the core of CP’s product offering. It balances between customer needs and what we are capable of delivering It is critical to the service we provide customers and to our growth strategy	75%	80%	85%	76%	76%	60%
Corporate performance factor							125%

(1)	Adjusted diluted EPS, Adjusted operating income and Adjusted operating ratio are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 94-104 of CP’s 2021 Form 10-K.
(2)
The Compensation Committee may adjust the results for unusual or non-recurring
items that are outside our normal business and do not accurately reflect our ongoing operating results or business trends and affect the comparability of our financial performance year over year. Results used under the STIP could therefore differ from our reported GAAP results. Significant items that were adjusted so that they do not impact, either favourably or unfavourably, the assumptions made when the STIP targets were planned include: foreign exchange rates, fuel price and land sales, all of which were adjusted to reflect the original assumptions made in our 2021 budget. Consequently, operating ratio and operating income were adjusted downwards and upwards, respectively compared to our reported results, increasing the bonus payment.

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
This means that the Compensation Committee can reduce the corporate performance factor for any executive officer, as it deems appropriate, as long as it follows the principles. The Board can also use its discretion to adjust the targets, vesting factors and payouts up or down, following the principles set out by the Compensation Committee. The Compensation Committee did not exercise any discretion for short-term incentive plan and annual long-term incentive plan in 2021.
In 2021, the only use of positive discretion was related to the payout and vesting performance factors of a 2018 special retention grant in which one NEO was impacted (Mark Redd was awarded this grant prior to him becoming an NEO). As previously disclosed in the 2021 proxy, the grant, consisting of PSUs and performance stock options (PSOs), had exceeded the diluted EPS target and missed the revenue target by less than one percent due to
COVID-19
impacts on our volumes. After a thorough review and discussion of overall company performance and shareholder return, the Board approved the application of positive discretion. See Outstanding share-based awards and option-based awards on page 43 for more details.
(1)

(1)
Although the recommendation to exercise discretion with respect to payout and vesting performance factors were made following the conclusion of the performance period ending December 31, 2020, the July 2018 special retention grants did not vest until July 20, 2021 and were settled based on the average closing price per share on the applicable stock exchange during the immediately preceding 30 days prior to July 20, 2021.

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

Payout
•  paid out in cash based on units earned and the average closing share price for the 30 trading days prior to the end of the performance period on the TSX or NYSE

•  may be paid out in shares at the discretion of the CEO

•  accumulates quarterly dividends

•  no guarantee of a minimum payout

•  if performance is exceptional on all measures the Board may approve a payout of up to 249%

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

Termination Provisions

Resignation	• all units cancelled	• 30 days to exercise any vested options; unvested options are cancelled

Retirement (1)	• units continue to vest providing the unit holder meets the retirement age and service requirements and has a minimum participation period of six months during a performance period	• options continue to vest and expire on the earlier of five years from retirement or the original expiry date

Termination without Cause	• pro-rated to termination date as long as unit holder has a minimum of six months of service in the performance period	• six months to exercise vested options; unvested options continue to vest for six months following termination date

Termination with Cause	• all units cancelled	• all options cancelled

Change of Control	• pro-rated to change of control date • if unit holder is terminated without cause—pro-rated to termination date	• all options vest immediately (2)

(1)	Retirement notice of six months is required starting in 2021 to allow for business continuity and knowledge transfer.
(2)	Stock options have a double trigger clause requiring a change of control and the option holder to be terminated without cause.

Stock options and PSUs are approved and granted annually in January immediately after the fourth quarter financial statement blackout period, and after the Compensation Committee has reviewed the year-end
financial results.
Grants are also made during the year for special situations such as retention or new hires. Special grants can include PSUs, stock options, RSUs or DSUs. These grants are made following CEO approval on the first Tuesday of the month, when there is no blackout in effect. If the Company is in a blackout period, the grant is made after the blackout has been lifted.
In addition, the CEO, the Chair of the Board and the Chair of the Compensation Committee have authority to grant options to certain employees based on defined parameters, such as the position of the employee and the expected value of the option award. In 2021, the Compensation Committee authorized a pool of 250,000 options for allocation by the CEO, who granted 28,423 options to nine employees for retention and to recognize performance.
2021 Long-term incentive awards
To determine the appropriate value of long-term incentive grants provided to the NEOs, the Compensation Committee considers the practices of our comparator group and internal factors, including executive retention, dilutive impact and long-term value creation.
Long-term incentive awards are typically granted annually to NEOs and eligible employees. In 2021, Mr. Creel received two stock option grants, the first consisting of the regular annual grant on January 29, 2021 and the second, a special upfront grant on March 27, 2021. In respect of the announcement of the merger with KCS on March 21, 2021, CP and Mr. Creel agreed to amend his employment agreement to retain him until at least 2026. These amendments were approved by the Board and were made to secure Mr. Creel’s role in leading the successful integration of CP with KCS as well as retaining his experience and skills to achieve continued success.
The special stock option grant will vest ratably in equal portions over a four year period and will expire seven years from the grant date, consistent with the provisions of our stock option plan. To self-fund this award, Mr. Creel’s employment agreement was amended to reduce the value of his annual long-term incentive plan by US$2.1 million in each year of 2022, 2023, 2024 and 2025 (an aggregate of US$8.4 million).
The table below shows the 2021 long-term incentives awards for the NEOs as of December 31, 2021:

Executive	2021 long-term incentive award (grant value) ($) (1)	Allocation
		Performance share units		Stock options
		($)	(#)	($)	(#)
Keith Creel (2), (3)	22,049,529	7,138,547	84,695	14,910,982	754,530
Nadeem Velani	2,682,113	1,684,658	19,605	997,455	57,790
John Brooks (2)	2,420,435	1,500,279	17,800	920,156	49,835
Mark Redd (2), (4)	2,008,552	1,245,063	14,772	763,489	41,350
Jeffrey Ellis	1,383,789	869,182	10,115	514,607	29,815

(1)	See the Summary compensation table on page 40 for details on how we calculate the grant date fair values of the PSUs and stock options. Both were calculated in accordance with FASB ASC Topic 718.
(2)	The grant value of the awards based on the NYSE trading price has been converted to Canadian dollars using a 2021 average exchange rate of $1.2535.
(3)
Mr. Creel’s 2021 stock option value reflects the annual grant of 237,145 stock options on January 29, 2021 and the special upfront grant of 517,385 stock options received on March 27, 2021, in conjunction with amendments to his executive employment agreement on March 21, 2021.

(4)	Mr. Redd elected to defer a proportion of his 2021 PSU award to DSUs.

Performance share units (PSUs)
PSUs focus executives on achieving medium-term goals within a three-year performance period. The Board sets performance measures, thresholds and targets at the beginning of the performance period.
2021 PSU awards
As we continue to focus on growth and the effective use of capital investments, the Board has approved increasing the maximum payout opportunity for the PSU measure, Return on Invested Capital (ROIC)
(1)
from 200 percent to 270 percent. The targets for ROIC have been set with stretch and exceptional goals that are more difficult to achieve than the prior year to motivate strong performance over the next three years. This will result in an overall maximum payout opportunity of 249 percent for the 2021 PSU awards for all eligible employees. The total shareholder return metrics and weightings remain the same.
The performance period for the 2021 PSU awards is January 1, 2021 to December 31, 2023. Performance will be assessed against the measures in the table below.

2021 PSU performance measures	Why the measure is important	Threshold (50%)	Target (100%)	Stretch (200%)	Exceptional (270%)	Weighting
PSU three-year average return on invested capital (ROIC) (1) Net operating profit after tax divided by average invested capital	Focuses executives on the effective use of capital as we grow Ensures shareholders’ capital is employed in a value-accretive manner	15.5%	16.3%	16.7%	17.1%	70%
Total shareholder return (TSR) Measured over three years. The percentile ranking of CP’s TSX Compound Annual Growth Rate (CAGR) relative to the companies that make up the S&P/TSX 60	Compares our TSR on the TSX to the broader S&P/TSX 60 to reflect our progress relative to the Canadian market Aligns long-term incentive compensation with long-term shareholder interests	25 th percentile	50 th percentile	75 th percentile	n/a	15%
Total shareholder return (TSR) Measured over three years. The ordinal ranking of CP’s NYSE CAGR relative to the Class I railroads	Compares our TSR on the NYSE to the publicly traded Class I railroads to ensure we are competitive against our primary competitors. Aligns long-term incentive compensation with long-term shareholder interests	4 th	3 rd	1 st	n/a	15%

(1)	Adjusted ROIC is a non-GAAP measure. Non-GAAP measures are defined and reconciled on pages 94-104 of CP’s 2021 Form 10-K.
At the end of the three-year performance period, the starting point for determining relative TSR will be the
10-day
average closing share price of our shares on the appropriate index prior to January 1, 2021 and the ending point will be the
10-day
average closing share price of our shares on the appropriate index prior to January 1, 2024. TSR is adjusted over the period to reflect dividends paid. Awards will be interpolated if results fall between threshold and exceptional. If results are below the threshold level for any of the performance measures, units for that specific measure will be forfeited.
The table below shows the details of the 2021 annual PSU award, granted on January 29, 2021.

Executive	Grant value ($) (1)	Number of PSUs	Grant price
Keith Creel	7,138,547	84,695	US$67.24 (NYSE)
Nadeem Velani	1,684,658	19,605	$85.93 (TSX)
John Brooks	1,500,279	17,800	US$67.24 (NYSE)
Mark Redd (2)	1,245,063	14,772	US$67.24 (NYSE)
Jeffrey Ellis	869,182	10,115	$85.93 (TSX)

(1)
See the Summary compensation table on page 40 for details on how we calculate the grant date fair values of the PSUs. The grant values of the PSU awards based on the NYSE trading price have been converted to Canadian dollars using a 2021 average exchange rate of $1.2535.

(2)	Mr. Redd elected to defer a proportion of his 2021 PSU award to DSUs.
New for 2022 PSU awards
The close of the KCS transaction into voting trust on December 14, 2021 marks a significant milestone for CP. The impacts of the accelerated timing of the trust closing have made it necessary for us to re-evaluate
how to most effectively align our compensation plans with performance as well as to retain and motivate our talented railroaders during this transformative time for CP. After careful consideration and review, the Board has decided that because of the KCS transaction it is prudent to make near-term changes to the PSU plan design. To further strengthen the link between pay and performance, the Board has approved two performance metric changes to the 2022 PSU plan design. For the performance period covering January 1, 2022 to December 31, 2024, a three-year cumulative free cash flow metric with an adjusted net debt to adjusted EBITDA (earnings before interest, tax, depreciation and amortization)
(1)
modifier (maximum of up to 1.5x) to incentivize deleveraging of the balance sheet following the KCS transaction was introduced. This will replace ROIC
(1)
as the KCS transaction-related impacts such as timing uncertainty and purchase accounting implications make goal setting and measuring ROIC performance challenging. The Board will ensure continued rigour in target setting as the metrics are changing in 2022 from ROIC to free cash flow with an adjusted net debt to adjusted EBITDA modifier.
In addition, our relative TSR on the NYSE will be compared to constituents of the S&P 500 Industrials index. This replaces our current Class I railroad peer group that has been reduced to four companies following the close of KCS into voting trust, which is too small for meaningful evaluation of relative TSR performance. All weightings and payout factor ranges from our 2021 PSU awards will remain the same.

(1)
Free cash, Adjusted net debt to Adjusted EBITDA, and Adjusted ROIC are non-GAAP
measures.
Non-GAAP
measures are defined and reconciled on
pages 94-104
of CP’s Annual Report on Form
10-K
for the year ended December 31, 2021.

Stock options
Stock options focus executives on long-term performance. The management stock option incentive plan was introduced in October 2001. Stock options granted before 2017 expire 10 years from the date of grant and generally vest 25 percent each year over four years, beginning on the first anniversary of the grant date. Options awarded on or after January 1, 2017 have a seven-year term and vest 25 percent each year beginning on the first anniversary date of the grant. The grant price is the closing price of our shares on the TSX or the NYSE on the applicable grant date. Options only have value for the holder if our current share price increases above the grant price before the expiry of the option.
For all grants, if the expiry date falls within a blackout period, the expiry date will be extended to 10 business days following the last date of the blackout period. If a further blackout period is imposed before the end of the extension, the term will be extended another 10 days after the end of the additional blackout period.
Options may be granted by the Board, the Compensation Committee, the Chief Executive Officer, the Chair of the Board or the Chair of the Compensation Committee, as the case may be, as administrator of the option plan, as determined from time to time (the Administrator), to any officer, employee or consultant of CP or any subsidiary, including a family trust, personal holding corporation and retirement trust (together, Eligible Persons).
The exercise price of shares subject to an option will be determined or ratified by the Administrator and will not be less than the market price of the shares at the date on which an option is granted, calculated as the closing price of a board lot of the shares on the TSX (if the option is granted in Canadian dollars) or on the NYSE (if the option is granted in United States dollars) on (i) the last trading day preceding the grant date, if the option is granted before the close of trading on the grant date or (ii) the grant date, if the option is granted after the close of trading on the grant date. The exercise price may also be as permitted or required by the TSX or NYSE, as applicable.
CP is also entitled to issue share appreciation rights (SARs) pursuant to the terms of the option plan to Eligible Persons at the same time as the grant of an option.

SARs, if granted, will have the following terms (or such other terms as are consistent with the related options):

a.	the number of SARs to be granted shall, in the sole discretion of the Administrator, be:

i.	one SAR for every two optioned shares, or

ii.	one SAR for each optioned share;

b.	the reference price for a SAR will be same as the exercise price of the related option

c.	SARs may be exercise from time to time by an optionholder as follows:

i.	on and after the second anniversary of the grant date, as to 50% of the SARs or any part thereof;

ii.	on and after the third anniversary of the grant date, as to the remaining 50% of the SARs or any part thereof;

d.	exercise of SARs will result in a reduction in the number of option shares on the basis of one optioned share for each exercised SAR; and

e.	exercise of an option will result in a reduction in the number of SARs on the basis of:

i.	one SAR for each optioned share purchased in excess of 50% of the number of optioned shares, where one SAR was granted for every two optioned shares; and

ii.	one SAR for each optioned share purchased, where one SAR was granted for each optioned share.

f.	The expiry date of a SAR will be ten years after the grant date.
CP did not grant any SARs in 2021 and as of March 10, 2022, CP does not have any SARs outstanding.
2021 Stock option awards
The table below shows the details of the 2021 stock option award grants.

Executive	Grant Date	Grant value ($) (1)	# of options	Grant price
Keith Creel (2)	29-Jan-21	4,378,658	237,145	US$67.24 (NYSE)
	27-Mar-21	10,532,324	517,385	US$71.64 (NYSE)
Nadeem Velani	29-Jan-21	997,455	57,790	$85.93 (TSX)
John Brooks	29-Jan-21	920,156	49,835	US$67.24 (NYSE)
Mark Redd	29-Jan-21	763,489	41,350	US$67.24 (NYSE)
Jeffrey Ellis	29-Jan-21	514,607	29,815	$85.93 (TSX)

(1)
See the Summary compensation table on page 40 for details on how we calculate the grant date fair values of the stock options. The grant value of the stock option awards based on the NYSE trading price have been converted to Canadian dollars using a 2021 average exchange rate of $1.2535.

(2)
As discussed in the 2021 Long-term incentive awards on page 25, Mr. Creel received the regular annual stock option grant and a second, special upfront grant in relation to the announcement of the merger with KCS on March 21, 2021.

About the stock option plan
The table below sets out the limits for issuing options under the plan:

As a percent of the number of shares outstanding
Maximum number of shares that, together with any other share compensation arrangement, may be reserved for issuance to insiders as options	10%
Maximum number of shares that may be issued under the option plan and any other share compensation arrangements to insiders in a one-year period	10%
Maximum number of shares that may be issued under the option plan and any other share compensation arrangements to any insider in a one-year period	5%
As a percent of the number of shares outstanding at the time the shares were reserved
Maximum number of shares that may be reserved for issuance to any person as options	5%

We measure dilution by determining the number of options available for issuance and the number of options outstanding as a percentage of outstanding shares. Our dilution at the end of 2021 was 1.15 percent. Notwithstanding the limits noted above, the dilution level, measured by the number of options available for issuance as a percentage of outstanding shares continues to be capped, at the discretion of the Board, at 7 percent.
The table below shows the burn rate
for the last three fiscal years, calculated by dividing the number of stock options granted in the fiscal year by the weighted average number of outstanding shares for the year.

as at December 31	2019	2020	2021
Number of options granted	1,123,650	1,086,200	1,346,358
Weighted number of shares outstanding	693,859,695	677,193,050	679,709,375
Burn rate	0.16%	0.16%	0.20%
The table below shows the options outstanding and available for grant from the Stock Option Plan as at December 31, 2021.

	Number of options/shares	Percent of outstanding shares
Options outstanding (as at December 31, 2021)	7,392,188	0.80%
Options available to grant (as at December 31, 2021)	3,312,565	0.36%
Shares issued on exercise of options in 2021	711,922	0.08%
Options granted in 2021	1,346,358	0.14%
Since the launch of the stock option plan in October 2001, a total of 90,393,210 shares have been available for issuance under the plan and 79,688,457 shares have been issued through the exercise of options as at December 31, 2021.
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

Payout of 2019 PSU award
On December 31, 2021, the 2019 PSU grant for the performance period of January 1, 2019 to December 31, 2021 vested and was paid out on February 8, 2022. The NEOs and all other eligible employees received a performance payout factor of 200 percent on the award. The table below shows the difference between the actual payout value and the target grant value for each NEO.

(1)	The grant value for Mr. Creel, Mr. Brooks and Mr. Redd was converted to Canadian dollars using an exchange rate of $1.3269 for 2019.
(2)	Reflects the 30-day average closing share price prior to December 31, 2021 on the TSX ($92.51) and NYSE (US$72.56) when both markets were open.
(3)	The PSU payout value for Mr. Creel, Mr. Brooks and Mr. Redd was converted using a 2021 year-end exchange rate of $1.2678.
(4)
Mr. Redd’s 2019 PSU award reflects his annual grant on February 14, 2019 as well as an additional grant on September 3, 2019 in relation to his appointment to Executive Vice President, Operations. Both 2019 PSU awards had the same performance period, performance measures and payout factor of 200%.

How we calculated the 2019 PSU performance factor
The payout value has been calculated in accordance with the terms of the PSU plan and the 2019 award agreement.

PSU performance measures	Threshold (50%)	Target (100%)	Maximum (200%)	PSU result	Weighting	PSU performance factor

3-Year Average Adjusted Return on Invested Capital (1)	15.3%	16.0%	16.4%	16.5%	70%	200%

TSR to S&P/TSX 60 Index (2)	25 th percentile	50 th percentile	75 th percentile	88 th percentile	15%	200%

TSR to Class I railroads (2)	4 th	3 rd	1 st	1 st	15%	200%
PSU performance factor						200%

(1)
Adjusted Return on Invested Capital is a
non-GAAP
measure.
Non-GAAP
measures are defined and reconciled on pages
94-104
of CP’s 2021 Form
10-K.
Results for Adjusted Return on Invested Capital for PSU purposes have been adjusted in 2021 to remove the impacts of the KCS acquisition in order to more accurately reflect the operating performance of our core business from 2019-2021.

(2)	TSR performance was rated against companies in the respective indices at the beginning and end of performance periods in accordance with the terms of the PSU plan and the 2019 award agreement.

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
Accomplishments in 2021
As the
COVID-19
pandemic continues to be a unique and challenging situation for all of us, we focus on controlling what we can control. We pursue measures to protect our employees so that we can deliver excellent service to our customers, manage our resources in lockstep with our business, create innovative supply chain solutions, serve the communities we operate in and create compelling value for our shareholders. By leveraging our comprehensive preparedness framework and contingency action plan, we have been able to sustain the safe, efficient and productive railroad operations vital to the economy. We remain focused on our five foundations of providing service, controlling costs, optimizing assets, operating safely and developing people.
Despite the pandemic, we have many successes to celebrate including the historic agreement to combine CP and KCS to create the first U.S.-Mexico-Canada rail network. The combination of the two fastest growing Class I railroads will be subject to STB approval, which will create a network with expanded reach that brings new competitive options to customers, while creating jobs and bringing environmental benefits to the public. We have achieved significant milestones including the STB authorization of CP to use a voting trust for this transaction, and the engagement and support of over 700 customers/shippers. In addition, we received Mexican regulatory approvals, CP shareholders overwhelmingly supported this transformative combination and we successfully closed the
CP-KCS
transaction into the voting trust, a critical milestone in the journey to make Canadian Pacific Kansas City Limited (CPKC) a reality. The STB’s review is expected to be completed in the fourth quarter of 2022. Furthermore, it was over a year ago that CP officially acquired the Central Maine and Québec Railway (CMQ) and we are proud to share it has been a seamless operational integration which has provided expanded economic opportunities across New Brunswick and Atlantic Canada.
Our operating ratio was 59.9 percent in 2021, a 280 basis point increase from 57.1 percent in 2020. The increase was primarily due to acquisition-related costs associated with the KCS acquisition, the unfavourable impact of changes in fuel prices and lower volumes as measured by RTMs. Adjusted operating ratio
(1)
was 57.6 percent, a 50 basis point increase from 57.1 percent. The increase is due to the same factors discussed above, except adjusted operating ratio in 2021 excludes the acquisition-related costs. This is a result of the company’s disciplined approach to precision scheduled railroading. Despite challenging macroeconomic conditions, including the
COVID-19
pandemic and natural disasters (wildfires and flooding), revenues increased 4 percent to $8.0 billion from $7.7 billion in 2020. Diluted earnings per share (EPS) increased 16.4 percent to $4.18 from $3.59 and adjusted diluted EPS
(1)
rose 6.5 percent to $3.76 from $3.53.
Our journey to being Sustainably Driven has continued to progress in 2021, with a particular focus on one of our core values: diversity. We recognize that fostering an inclusive environment where all employees feel empowered to strive for and achieve success supports our high-performance culture and is integral to our growth and success as an organization. Mr. Creel continues to champion the work of our Indigenous, racial and gender diversity councils. In 2021, the diversity councils launched a women’s mentorship program, Indigenous liaison network and provided awareness and education opportunities to employees. Our efforts to create a

(1)	Adjusted diluted EPS and Adjusted operating ratio are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 94-104 of CP’s 2021 Form 10-K.

more diverse and inclusive workplace, including our veterans program and work placements for new Canadians, were recognized as CP was named to Canada’s Best Diversity Employers
®
of 2021 and a top 10 Military Friendly
®
employer in the United States for 2021.
Our employees’ commitment to the Home Safe program supports mutual respect, partnership and compliance to be vigilant about personal safety and the safety of co-workers.
This program facilitates CP remaining an industry leader in train accident statistics for the 16th consecutive year with a
FRA-reportable
train accident frequency of 1.10 and 2021 saw
FRA-reportable
personal injuries down 17 percent from 2020 with a frequency of 0.92, which is tied for second best frequency of all Class I railroads. Operating safely is a constant journey and we are proud to celebrate outstanding employee safety leadership through our annual Safety Awards for Excellence.
We continue to build on our legacy of innovation, leadership and precision scheduled railroading, by taking an industry-leading approach to managing the challenges and addressing the opportunities related to climate change. We released our first Climate Strategy in 2021 outlining the company’s approach to drive innovative climate action and manage climate-related risks through actions across five strategic pillars. To guide implementation of the Climate Strategy, we have established two science-based emissions reduction targets that address 100 percent of CP’s Scope 1 and Scope 2 emissions, and more than half of Scope 3 emissions. Our Climate Strategy and supporting science-based emissions reduction targets have been developed in alignment with the goals of the Paris Agreement and the
Pan-Canadian
Framework on Clean Growth and Climate Change, which seek to limit global temperature increases to well below 2°C.
As part of our overall approach to transparent Environmental, Social and Governance (ESG) reporting, we participate in leading sustainability disclosure frameworks. In 2021, CP was named to the Dow Jones Sustainability North America Index (DJSI North America) for the second consecutive year. In addition, CP is proud to once again be recognized by CDP, an internationally recognized non-profit
organization, for leadership on climate action and transparent reporting. CP was named to the CDP A List for the first time in 2021 for climate-related disclosure. CP was also recognized by Corporate Knights as one of Canada’s Best 50 Corporate Citizens for 2021 and as one of the 2022 Global 100 Most Sustainable Corporations in the World for our industry leading approach to sustainability.
Mr. Creel has led the strategy and built our momentum to provide a superior level of service, create capacity by optimizing assets (longer train lengths) and leveraging technology to help our customers, the environment and the economy. We increased our terminal network capacity and reduced operating costs. Nearly half of the locomotives in service are equipped with Fuel Trip Optimizer (FTO), which is an on-board
software designed for the safe automated movement of freight trains, resulting in improved fuel efficiency and a reduction in overall emissions. As part of CP’s Climate Strategy, our investment in the innovative Hydrogen Locomotive Program reinforces our commitment to sustainable growth and greenhouse gas emission reductions. This aligns with our commitment to customers to create efficiencies in the supply chain and we are proud to have entered into multi-year agreements with Canadian Tire, Canpotex and Loblaws.
We are proud to share Mr. Creel was named the 2021 CEO of the Year and Strategist of the Year by The Globe and Mail’s Report on Business Magazine, which credited Mr. Creel with orchestrating the biggest merger and acquisition deal of 2021. For the second year in a row, Mr. Creel was named Railway Age magazine’s Railroader of the Year, an honour shared in 2022 with KCS President and Chief Executive Officer Patrick J. Ottensmeyer. The magazine described Mr. Creel and Mr. Ottensmeyer as exemplary and visionary leaders who are reconfiguring the North American railway landscape. Mr. Creel was also named to the 2022
All-Canada
Executive team by Institutional Investor magazine and awarded Best Investor Relations (IR) by a Senior Management team (large cap) at the 2021 IR Magazine awards.
2021 compensation
The table below shows the compensation awarded to Mr. Creel for 2021. The assessment was reviewed by the Compensation Committee, and approved by the Board.

Compensation (in CAD $‘000)	2021
Fixed
Salary	1,496
At-risk
Short-term incentive	2,338
Long-term incentive
- PSUs	7,139
- Stock options - annual	4,379
- Stock options - upfront	10,532
Total direct compensation	25,884
Note:
All values above are from the Summary Compensation Table on page 40. Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants.

2022 compensation
The Compensation Committee, with guidance and advice from FW Cook, conducted a comprehensive review of Mr. Creel’s compensation in conjunction with competitive market information as well as corporate and individual performance. Based on the findings of this review, the Committee increased Mr. Creel’s 2022 total direct compensation by US$900,000 (C$1.12 million).
Realized and realizable pay
The value of Mr. Creel’s incentive compensation is based on our performance over the period and, for the long-term incentive, our share price when the awards vest. The graph below shows the three-year average of Mr. Creel’s granted and realized and realizable pay from 2019 to 2021.

Summary compensation table.
Reflects
average of salary earned, actual cash bonus and long-term incentives granted as disclosed in the summary compensation table on page 40

Realized and realizable.
Reflects
average of salary earned, actual cash bonus, the value of long-term incentive awards that have vested or been exercised and the estimated current value of unvested long-term incentive awards granted from 2019 to 2021
•  the value of vested 2019 PSUs paid in February 2022 was calculated using the
30-day
average trading price of our shares prior to December 31, 2021 of US$72.56 on the NYSE with a performance multiplier of 2.0 and includes reinvested dividends up to the payment date
•  the value of unvested 2020 and 2021 PSUs are based on the closing price of our shares on December 31, 2021 of US$71.94 on the NYSE with a performance multiplier of 1.0 and includes reinvested dividends
•  the value of unvested/unexercised stock options is based on the closing price of our shares on December 31, 2021 of US$71.94 on the NYSE
•  the values for salary earned and actual cash bonus are as disclosed in the summary compensation table on page 40
•  the value of any realized and realizable PSUs and stock options have been converted into Canadian dollars using the 2021 year-end
exchange rate of $1.2678

Pay linked to shareholder value
The table below shows Mr. Creel’s total direct compensation in Canadian dollars in each of the last three years, compared to its realized and realizable value as at December 31, 2021. We also compare the realized and realizable value of $100 awarded in total direct compensation to Mr. Creel in each year to the value of $100 invested in shares on the first trading day of the period, assuming reinvestment of dividends, to show a meaningful comparison of shareholder value.

	Compensation awarded ($)	Realized and realizable value of compensation as at		Value of $100
		December 31, 2021		Keith Creel	Shareholder
(in CAD $‘000)		($)	Period	($)	($)
2019	14,029,129	35,835,646	Jan 1, 2019 to Dec 31, 2021	255	193
2020	16,026,481	20,745,748	Jan 1, 2020 to Dec 31, 2021	129	140
2021 (1)	25,883,203	13,215,773	Jan 1, 2021 to Dec 31, 2021	51	104
(1)	Compensation awarded in 2021 is higher than 2019 and 2020 as a result of the special upfront grant of stock options in March 2021 and is expected to normalize in 2022.
Mr. Creel’s compensation awarded values are as disclosed in the summary compensation table. Mr. Creel’s realized and realizable value for salary earned and actual bonus received have been converted to Canadian dollars using the following average exchange rates: $1.3269 for 2019, $1.3415 for 2020 and for $1.2535 for 2021. The value of any realized and realizable long-term incentive is converted into Canadian dollars using the 2021 year-end
exchange rate of $1.2678.

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

Accomplishments in 2021
Mr. Velani’s commitment to generate sustainable profitable growth is unwavering even during a challenging economic environment. Mr. Velani continues to execute the Company’s strategic multi-year plan and make capital investments creating efficiencies within our business. Capital investments include locomotive modernization and covered hoppers that in combination with our High Efficiency Product (HEP) trains will enable CP to move 40 percent more grain per train. By leveraging the foundations of precision scheduled railroading, we are able to respond quickly and effectively to changing environments enabling us to adjust to the market while continuing to drive long-term shareholder return. Our operating ratio was 59.9 percent in 2021, a 280 basis point increase from 57.1 percent in 2020. The increase was primarily due to acquisition-related costs associated with the KCS acquisition, the unfavourable impact of changes in fuel prices and lower volumes as measured by RTMs. Adjusted operating ratio
(1)
was 57.6 percent, a 50 basis point increase from 57.1 percent. The increase is due to the same factors discussed above, except adjusted operating ratio in 2021 excludes the acquisition-related costs. Despite challenging macroeconomic conditions, revenues increased by 4 percent to $8.0 billion from $7.7 billion in 2020. Diluted earnings per share (EPS) increased 16.4 percent to $4.18 from $3.59 and adjusted diluted EPS
(1)
rose 6.5 percent to $3.76 from $3.53.
With strong shareholder support, we have closed KCS into the voting trust effective December 14, 2021. CP issued $6.7 billion of debt in the U.S. and $2.2 billion of debt in Canada to fund, in part, the cash consideration required for the acquisition of KCS, which, subject to receipt of control approval from the STB, would create North America’s first single-line rail network connecting Canada, the U.S. and Mexico. We experienced the largest demand for Canadian debt issuance with very favourable coupon rates.
With Mr. Velani’s leadership, CP was named to the 2021 Dow Jones Sustainability North America Index (DJSI North America) for the second consecutive year. The index comprises sustainability leaders representing the top 20 percent of the largest 600 North American companies evaluated by S&P Global, selected from a record number of participants in 2021. CP’s continued inclusion on the index is the result of a long-term organizational commitment to continuous improvement and reporting sustainability practices. CP’s recent sustainability efforts have focused on improving fuel efficiency, evaluating innovative zero-emissions
technology, creating a more sustainable supply chain, establishing a diverse and inclusive workplace and investing in the health and safety of our employees and the communities in which we operate. In addition, CP is proud to be recognized by World Finance’s 2021 Sustainability Awards as a leader in the transportation industry for the second year in a row for strong sustainability performance. Mr. Velani is a member of the advisory board for the Institute for Sustainable Finance (ISF). ISF is the first-ever multi-disciplinary and collaborative hub in Canada that brings together academia, the private sector and government with the singular focus of increasing Canada’s sustainable finance capacity. Its mission is to align mainstream financial markets with Canada’s transition to a prosperous sustainable economy, including long-term environmental sustainability.
As
co-chair
of CP’s Diversity and Leadership Development Steering Committee, Mr. Velani champions company-wide leadership programs including the women’s leadership network and mentoring program. Mr. Velani was named to the 2022
All-Canada
Executive team by Institutional Investor magazine and awarded Best Investor Relations (IR) by a Senior Management team (large cap) at the 2021 IR Magazine awards.

(1)	Adjusted diluted EPS and Adjusted operating ratio are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 94-104 of CP’s 2021 Form 10-K.

2021 compensation
The table below is a summary of the compensation awarded to Mr. Velani for 2021. The assessment was reviewed by the Compensation Committee, and approved by the Board.

Compensation (in CAD $‘000)	2021
Fixed
Salary	807
At-risk
Short-term incentive	1,103
Long-term incentive
- PSUs	1,685
- Stock options	997
Total direct compensation	4,592

Note:
All values above are from the Summary Compensation Table on page 40. Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants.

JOHN K. BROOKS
EXECUTIVE VICE-PRESIDENT AND CHIEF MARKETING OFFICER

Mr. Brooks has been Executive Vice-President and Chief Marketing Officer (CMO) since February 14, 2019. Mr. Brooks started his railroading career with Union Pacific and later helped start I&M Rail Link, LLC, which was purchased by the Dakota, Minnesota and Eastern Railroad (DM&E) in 2002. When CP acquired the DM&E in 2007, Mr. Brooks was Vice-President of Marketing.

With more than 27 years in the railroading business, Mr. Brooks has held senior responsibilities in all lines of business, including coal, chemicals, merchandise products, grain and intermodal. Mr. Brooks is responsible for strengthening relationships with existing customers, generating new opportunities for growth, enhancing the value of the Company’s service offerings and developing strategies to optimize CP’s business.

Accomplishments in 2021
Mr. Brooks remains committed to engaging with customers and collaborating to support an effective supply chain. Our Canadian franchise has the shortest length of haul for all the key markets we serve, with access to major ports on the West and East coasts allowing us to provide a superior level of service to our customers, as evidenced by our best ever customer satisfaction scores and net promoter scores.
The proposed historic combination of CP and KCS requires the right set of circumstances, leadership and customer support. Over 700 customers/shippers wrote to provide their support of the
CP-KCS
transaction recognizing this unique combination will bring together a combined
CP-KCS
network (subject to STB approval), that has zero overlap, which means not a single shipper will lose options. As a result of the transaction, we will be able to provide new markets, new routes and new alternatives to reach consumers across North America for all lines of business. The supply chain challenges brought on by the pandemic have proven how important capacity, fluidity and competitive shipping options are to provide solutions to a congested supply chain.
Our precision scheduled railroading operating model and disciplined planning and execution allows for faster train speeds and reduced dwell resulting in better asset utilization and reduced costs for CP and our customers. Our
8,500-foot
High Efficiency Product (HEP) trains increase capacity and efficiency in the grain supply chain for customers and stakeholders. Our Intermodal business unit with CP’s unique landholdings in Vancouver, Calgary, Toronto, Montreal and Chicago enables us to grow and create solutions for our customers. Inside our Vancouver terminal we created the first-of-its-kind
transload facility by partnering with A.P. Moller-Maersk.
Other successes include our domestic intermodal business growth of 10 percent year over year, demand management, and the equipment guarantee program. We are proud to continue our near-century-long commercial relationship with Canadian Tire with a multi-year agreement. In addition, we entered into long-term agreements with Canpotex and Loblaws while Hapag-Lloyd added the port of Saint John, New Brunswick, Canada to the westbound rotation of their service. This aligns with our commitment to sustainability, and these initiatives will help reduce carbon emissions as a result of traffic being diverted to rail instead of trucks. Our values of accountability, diversity and pride drive the CP team to develop and implement solutions that facilitate providing safe, reliable and efficient service.
2021 compensation
The table below is a summary of the compensation awarded to Mr. Brooks for 2021. The assessment was reviewed by the Compensation Committee, and approved by the Board.

Compensation (in CAD $‘000)	2021
Fixed
Salary	723
At-risk
Short-term incentive	1,000
Long-term incentive
- PSUs	1,500
- DSUs	66
- Stock options	920
Total direct compensation	4,209
Note:
All values above are from the Summary Compensation Table on page 40. Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants.

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

Mr. Redd was proudly named CP’s 2016 Railroader of the Year. He leads the 24/7 operations of our network, which includes responsibility for network transportation, operations, mechanical, engineering, procurement, operations technology and labour relations. Mr. Redd began his railroading career at Midsouth Rail in Jackson, Mississippi, and then moved to KCS as a locomotive engineer and then appointed Vice-President Transportation. He is also a former Chairman of the operating board for the Port Terminal Railroad Association in Houston, Texas. Mr. Redd holds a Bachelor and Master of Science in Management from University of Phoenix and Executive MBA from the University of Missouri – Kansas City.

Accomplishments in 2021
We have an obligation to deliver safe and reliable service, which is part of our success platform, and this is accomplished through the strength and character of our incredible team of railroaders. Under Mr. Redd’s leadership, we remained resilient throughout 2021. Even when facing extreme and changing conditions such as natural disasters and the ongoing pandemic, the CP network kept running to deliver for our customers, the economy and the environment. Our unwavering focus on progressing safety excellence continues as CP remains an industry leader in train accident statistics for the 16th consecutive year with a
FRA-reportable
train accident frequency of 1.10 and 2021 saw
FRA-reportable
personal injuries down 17 percent from 2020 with a frequency of 0.92, which is tied for second best frequency of all Class I railroads.
With progressively longer, heavier, and faster trains, we increased our terminal network capacity and reduced operating costs. Nearly half of the locomotives in service are equipped with Fuel Trip Optimizer (FTO), which is an on-board
software designed for the safe automated movement of freight trains, resulting in improved fuel efficiency and a reduction in overall emissions. As part of CP’s Climate Strategy, our investment in the innovative Hydrogen Locomotive Program reinforces our commitment to sustainable growth and greenhouse gas emission reductions. We also released the new intermodal virtual assistant, PORTAGE, in which drivers can access the virtual assistant to resolve issues quickly. This technology provides an enhanced customer experience while allowing CP employees to focus on providing support for more complex issues, resulting in improved operating efficiencies throughout our network. Under Mr. Redd’s leadership, we continue to grow our network with technology enhancements, including the installation and commissioning of a Train Inspection Portal System. The system is utilized under industry unique regulatory exemptions to inspect train movements by remote inspectors. This technology is also coupled to CP’s industry leading cold wheel technology whereby CP performs air brake inspections to ensure cars are braking effectively. These technologies ensure freight cars with defects are removed from service and promptly repaired for continued safe operation with fewer online failures, increased train velocity and lower overall terminal dwell.
Develop People is one of our five Foundations, and we continue our leadership and development training programs during the pandemic as we are committed to a culture of continuous improvement. Mr. Redd is proud to co-chair
our Diversity and Leadership Steering Committee and fosters the development of a diverse and inclusive operations team, mentoring, recognizing employee’s commitment to safety through CP’s annual Safety Awards, and by frequent visits to the field.
2021 compensation
The table below is a summary of the compensation awarded to Mr. Redd for 2021. The assessment was reviewed by the Compensation Committee, and approved by the Board.

Compensation (in CAD $‘000)	2021
Fixed
Salary	646
At-risk
Short-term incentive	814
Long-term incentive
- PSUs	1,426
- DSUs	19
- Stock options	1,011
Total direct compensation	3,916
Note:
All values above are from the Summary Compensation Table on page 40. Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants.

JEFFREY J. ELLIS
CHIEF LEGAL OFFICER AND CORPORATE SECRETARY

Mr. Ellis has been Chief Legal Officer and Corporate Secretary since November 23, 2015. He is accountable for the overall strategic leadership, and performance of the legal, corporate secretarial, government relations and public affairs functions at CP.

Prior to joining CP in 2015, Mr. Ellis was the U.S. General Counsel at BMO Financial Group. Before joining BMO in 2006, Mr. Ellis was in private practice in Ontario. He holds a BA and MA from the University of Toronto, JD and LLM degrees from Osgoode Hall Law School as well as an MBA from Western University. Mr. Ellis is a member of the bars of New York, Illinois, Ontario and Alberta.

Accomplishments in 2021
Mr. Ellis and his team provide strategic guidance and have accountability for legal services, corporate secretarial matters, communications and government affairs. This year, Mr. Ellis and his team played a key role in negotiating the historic merger agreement between CP and KCS in March 2021. When a rival bid was made for KCS in April 2021, they led efforts to show the STB that the rival bid should not receive regulatory approval. Upon receipt of that decision, Mr. Ellis and his team, helped renegotiate the merger agreement with KCS in September 2021, leading to the acquisition of KCS and closing into the voting trust on December 14, 2021 (the merger remains subject to STB approval).
Throughout 2021, the legal team collaborated with stakeholders to navigate the regulatory requirements necessary to achieve the generational
CP-KCS
opportunity, which, if approved by the STB, will inject new competition and new capacity into the North American rail network.
As Corporate Secretary, Mr. Ellis’ responsibilities include corporate governance practices, CP’s Code of Business Ethics and providing strategic support to CP’s senior management and the Board of Directors. In 2021, during the ongoing
COVID-19
pandemic, he has been pivotal in providing legal guidance along with governmental affairs and communications support on both sides of the
Canada-US
border as part of the company’s pandemic response.
As chair of CP’s Indigenous Diversity Council, Mr. Ellis helped establish the Indigenous Liaison-Network at CP. This is an important step in reinforcing an inclusive workplace at CP by creating a network of Indigenous employees for cultural support, guidance and mentorship in the workplace. With his leadership, the Indigenous Relations team was also integral in the launch of CP’s Every Child Matters locomotive. This locomotive commemorates the survivors of residential schools in Canada and raises awareness to continue learning about Indigenous peoples and their rich history and culture. Mr. Ellis continues to be an Executive Committee member for Legal Leaders for Diversity and Inclusion and is a Board member of the Railway Association of Canada. In 2021, with Mr. Ellis’ guidance, CP was recognized by Corporate Knights as one of Canada’s Best 50 Corporate Citizens. Corporate Knights annually ranks the country’s largest companies based on corporate environmental, social and governance practices.
2021 compensation
The table below is a summary of the compensation awarded to Mr. Ellis for 2021. The assessment was reviewed by the Compensation Committee, and approved by the Board.

Compensation (in CAD $‘000)	2021
Fixed
Salary	554
At-risk
Short-term incentive	616
Long-term incentive
- PSUs	869
- DSUs	78
- Stock options	515
Total direct compensation	2,632
Note:
All values above are from the Summary Compensation Table on page 40. Total direct compensation includes base salary, actual short-term paid and actual long-term incentive grants.

Share performance
The graph below shows the total shareholder return of $100 invested in CP shares compared to the two major market indices over the last five years ending December 31, 2021 assuming reinvestment of dividends. The graph also shows the total compensation awarded to our NEOs for each of the past five years.
The graph shows CP shares have outperformed the S&P/TSX Composite Index and the S&P 500 index while our NEOs’ total compensation has directly aligned with the increasing value provided to our shareholders in recent years. We have delivered significant shareholder value as our cumulative total return for the five-year period ending December 31, 2021 was 149 percent on the TSX and 165 percent on the NYSE.
The total compensation value for NEOs as disclosed in the summary compensation table is 0.5 percent of our total revenues of $8.0 billion for 2021.

at December 31	2017	2018	2019	2020	2021
CP TSR (C$)	121	129	178	240	249
CP TSR (US$)	129	127	184	253	265
S&P/TSX Composite Index (C$)	109	99	122	129	161
S&P 500 Index (US$)	122	116	153	181	233
TDC ($ thousands)	27,471	22,210	27,352	31,855	41,754
Note:
•	Total direct compensation (TDC) is the total compensation awarded to the NEOs, as reported in the summary compensation table in prior years.
•	We used the following to calculate total direct compensation in the table above:
•	2021 and 2020: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and Jeffrey Ellis
•	2019: Keith Creel, Nadeem Velani, John Brooks, Laird Pitz and Mark Redd
•	2018: Keith Creel, Nadeem Velani, Robert Johnson, Laird Pitz and John Brooks
•	2017: Keith Creel, Nadeem Velani, Robert Johnson, Laird Pitz and Jeffrey Ellis
•
Mr. Creel, Mr. Brooks, Mr. Pitz, Mr. Redd and Mr. Johnson were paid in U.S. dollars and their amounts have been converted using the following average exchange rates: $1.2535 for 2021, $1.3415 for 2020, $1.3269 for 2019, $1.2957 for 2018 and $1.2986 for 2017.

EXECUTIVE COMPENSATION DETAILS

Summary compensation table
The table below shows annual compensation in Canadian dollars for our five NEOs for the three fiscal years ended December 31, 2021. Mr. Creel, Mr. Brooks and Mr. Redd are paid in U.S. dollars and their compensation has been converted to Canadian dollars using the average exchange rates for the year: $1.2535 for 2021, $1.3415 for 2020 and $1.3269 for 2019. Mr. Velani and Mr. Ellis are paid in Canadian dollars.

Executive and principal position	Year	Salary ($) (1)	Share-based awards ($) (2)	Option-based awards ($) (3)	Non-equity incentive plan compensation - annual incentive plan ($) (4)	Pension Values ($) (5)	All other compensation ($) (6)	Total Compensation ($)

Keith E. Creel	2021	1,496,068	7,138,547	14,910,982	2,337,606	608,541	237,237	26,728,981
President and Chief	2020	1,601,097	6,826,446	4,156,579	3,442,359	546,767	242,948	16,816,196
Executive Officer	2019	1,537,866	5,870,208	3,642,061	2,978,994	566,343	554,930	15,150,402

Nadeem S. Velani	2021	806,821	1,684,658	997,455	1,102,552	248,433	53,715	4,893,634
Executive Vice-President	2020	790,366	1,818,076	1,157,441	1,263,452	226,331	66,336	5,322,002
and Chief Financial Officer	2019	751,099	1,623,980	978,943	1,095,729	214,043	59,250	4,723,044

John K. Brooks	2021	722,525	1,566,074	920,156	999,666	534,527	90,248	4,833,196
Executive Vice-President	2020	735,100	1,548,288	942,743	1,149,741	557,101	83,767	5,016,740
and Chief Marketing Officer	2019	670,235	1,240,804	697,030	829,259	627,542	66,651	4,131,521

Mark A. Redd	2021	645,748	1,444,831	1,010,560	814,384	104,262	89,381	4,109,166
Executive Vice-President	2020	595,081	1,155,272	693,849	827,327	93,038	79,781	3,444,348
Operations	2019	491,307	642,177	355,053	592,539	96,231	214,626	2,391,933

Jeffrey J. Ellis	2021	554,274	947,383	514,607	616,166	143,932	51,938	2,828,300
Chief Legal Officer	2020	520,967	954,825	520,534	638,004	125,011	44,457	2,803,798
and Corporate Secretary	2019	463,071	695,339	438,493	520,787	112,898	54,844	2,285,432

(1)	Salary. Represents salary earned in the year. Mr. Velani’s salary is set in U.S. dollars and was paid in Canadian dollars based on an exchange rate of 1.2627 in 2021.
(2)
Share-based awards.
Includes PSUs and DSUs awards, where applicable. PSUs were granted on January 29, 2021. The grant date accounting fair value is $85.93 for grants on the TSX and US$67.24 for grants on the NYSE and are calculated in accordance with FASB ASC Topic 718: Compensation—Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 25: Stock-based compensation in our Annual Report on form
10-K
filed with the SEC and securities regulatory authorities in Canada on February 23, 2022 for more details.

To calculate the number of PSUs our NEOs receive, we use the Willis Towers Watson binomial lattice model and the 30-day average closing share price on the TSX or the NYSE prior to the grant date.

Willis Towers Watson Expected Life Binomial Valuation

Assumptions	TSX / NYSE

Term	3 years

Vesting Schedule	3 year cliff

Payout Range % (threshold-target-max)	50 - 100 - 270

Risk of Forfeiture	5%

PSU Value (as a % of grant price)	84%

Using this valuation model, the grant date expected fair value on January 29, 2021 was $72.18 on the TSX and US$56.48 on the NYSE, based on the above assumptions.

Mr. Brooks, Mr. Redd and Mr. Ellis’ amounts include the value of DSUs granted on January 29, 2021. See the About deferred compensation section on page 49 for more details.

Mr. Redd’s amount also includes the incremental fair value of $180,830 (US$144,260) to reflect the discretion approved by Board for his July 20, 2018 special PSUs granted when he was not an NEO. See Compensation committee discretion on page 23 for more details. The incremental fair value is calculated in accordance with FASB ASC Topic 718: Compensation—Stock Compensation and reflects the fair value of incremental PSUs allowed to vest due to exercise of positive discretion.

(3)
Option-based awards.
The grant date fair value of stock option awards granted to each NEO has been calculated in accordance with FASB ASC Topic 718: Compensation – Stock Compensation. We used the Black-Scholes option-pricing model (with reference to the shares underlying the options). Stock options awarded as part of the annual program were granted on January 29, 2021. The grant date accounting fair value of the awards shown in the Summary Compensation table with reference to the TSX and NYSE are $17.26 and US$14.73, respectively for the January 29, 2021 grant. See Item 8, Financial Statements and Supplementary Data, Note 25: Stock-based compensation in our Annual Report on Form
10-K
filed with the SEC and securities regulatory authorities in Canada on February 23, 2022 for more details.

To calculate the number of options, we use Willis Towers Watson’s expected life binomial methodology and the 30-day average closing share price on the TSX or the NYSE prior to the grant date.

The grant price on January 29, 2021 is $85.93 on the TSX and US$67.24 on the NYSE. Using the binomial valuation model, the grant date expected fair value on January 29, 2021 was $16.33 on the TSX and US$13.45 on the NYSE. The assumptions are below:

	Willis Towers Watson Expected Life Binomial Valuation

Assumptions	NYSE	TSX

Option Term	7 years	7 years

Vesting Schedule	4 year pro-rated	4 year pro-rated

Expected Life	4.75 years	4.75 years

Dividend Yield (1-year historical)	1.02%	1.01%

Volatility (3-year daily)	23.5%	22.3%

Risk-free Rate (yield curve)	1.75 - 2.00%	1.5 - 1.7%

Risk of Forfeiture	5%	5%

Stock Option Value (as a % of grant price)	20%	19%

Mr. Creel’s amount includes a special upfront grant on March 27, 2021 in relation to amendments to his executive employment agreement made on March 21, 2021 to retain him until at least year 2026. The grant date fair value of this grant is US$16.24 on the NYSE and is calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation. See 2021 stock option awards on page 28 for more details.

Mr. Redd’s amount also includes the incremental fair value of $247,071 (US$197,105) to reflect the discretion approved by Board for his July 20, 2018 PSOs granted when he was not an NEO. See Compensation committee discretion on page 23 for more details. The incremental fair value is calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation and reflects the fair value of incremental options allowed to vest due to exercise of positive discretion as calculated using the Black-Scholes option-pricing model at the modification date.

(4)
Non-equity
annual incentive
. Cash bonus earned under our short-term incentive plan for 2021 and paid in February 2022. In respect of their short-term incentive compensation, Mr. Brooks and Mr. Redd elected to receive part of their 2021 bonus in DSUs.

(5)
Pension.
Mr. Creel, Mr. Velani and Mr. Ellis participate in the Canadian defined contribution plan (DC plan) and in the defined contribution supplemental plan (DC SERP). Mr. Creel and Mr. Redd participate in the U.S. defined contribution plan and the U.S. supplemental executive retirement plan. Mr. Brooks participates in the CP Pension Plan for U.S. Management Employees. Mr. Brooks’ pension values for 2019 and 2020 have been restated to reflect a change in calculation assumptions adopted in 2021. See Retirement plans on page 47 for more details.

(6)
All other compensation.
The NEOs receive certain benefits and perquisites which are competitive with our comparator group. The table below shows the breakdown of all other compensation for 2021. The values in the table have been converted to Canadian dollars using the 2021 average exchange rate of $1.2535.

	Perquisites						Other compensation

Executive	Personal use of company aircraft ($) (a)	Auto benefits ($) (b)	Housing allowance ($) (c)	Financial and tax planning ($) (d)	Additional medical ($) (e)	Club benefits ($) (f)	401K match ($) (g)	Employer share purchase plan match ($) (h)	Total ($)

Keith Creel	115,501	28,092	4,514	22,444	655	29,642	6,769	29,620	237,237

Nadeem Velani	-	25,045	-	-	1,495	11,200	-	15,975	53,715

John Brooks	-	38,396	-	12,410	1,860	14,039	9,237	14,306	90,248

Mark Redd	-	39,241	-	12,410	-	14,039	10,905	12,786	89,381

Jeffrey Ellis	-	27,321	947	-	1,495	11,200	-	10,975	51,938

(a)
Calculated by multiplying the variable cost per air hour by the number of hours used for travel and includes costs for fuel, maintenance, landing fees and other miscellaneous costs. As Mr. Creel is required to travel frequently for business, CP prefers he uses our corporate aircraft within North America to ensure his safety, security and ability to immediately travel across CP’s network. As an executive of a Calgary-based company, enabling the CEO to visit his family in the United States is an important retention tool.
Non-corporate
use of the corporate aircraft has been limited to family visits.

(b)
Reflects the cost of a company-leased vehicle and reimbursement of related operating costs. A taxable reimbursement of auto benefits is provided for executives with vehicles that meets a CFCR (Combined Fuel Consumption Ratio from the Canadian federal government) of 11.8L per 100KM or less.

(c)
Reflects total costs
pro-rated
for the days Mr. Creel is in Calgary to provide reasonable accommodation. For Mr. Ellis, the value reflects a housing subsidy that was included in his relocation package, which ended in June 2021.

(d)	Reflects the cost of executive financial counselling provided for Mr. Creel, Mr. Brooks and Mr. Redd. Mr. Velani and Mr. Ellis did not use the company provided service.
(e)
Under the U.S. medical benefits plan, available to all U.S. employees, the majority of the cost of a medical examination is covered by the plan. Only incremental costs for the executive medical are paid for by CP. In Canada, executive medicals are not covered under the group benefit plan.

(f)
Included in the perquisites program available to all senior executives is a value of $11,200 in their respective home currency. Value of CEO’s club membership of $29,642 reflects the Canadian dollar conversion of US$23,647.

(g)	Reflects matching company contributions to the 401k plan for Mr. Creel, Mr. Brooks and Mr. Redd.
(h)
Company contributions to the employee share purchase plan (ESPP). Our NEOs participate in the ESPP on the same terms and using the same formulas as other participants. See page 47 to read more about the ESPP.

Employment agreements
Except for Mr. Creel and Mr. Ellis, employment agreements for executive officers are set out in a standard offer letter template. The letters contain the standard terms as described in the compensation discussion and analysis and include an annual salary, participation in the short and long-term incentive plans as approved annually by the Compensation Committee, participation in the benefit plans or programs generally available to management employees and perquisites. As of the date of this Amendment No. 1 on Form
10-K/A,
all of our NEOs have a
two-year
non-compete,
non-solicitation
agreement tied to their CP employment.
Mr. Creel’s employment agreement includes:
•	reasonable living accommodation in Calgary
•	use of the corporate aircraft for business commuting and family visits within North America
•	non-disclosure, non-solicitation and confidentiality covenants
•	severance provisions as described on page 50
•	reimbursement for club memberships of up to US$25,000 annually
•	reimbursement for financial services of up to US$20,000 annually
On March 21, 2021, in connection with the announcement of the merger with KCS, CP entered into a stock option agreement and amendment to Mr. Creel’s executive employment agreement with the intent to retain him until at least year 2026. If Mr. Creel voluntarily resigns or retires prior to January 31, 2026 any PSUs granted after March 1, 2021 will not be deemed retirement-eligible as previously provided in the PSU plan and his prior employment agreement. The 517,385 options granted to Mr. Creel in connection with these amendments to his executive employment agreement will expire on March 27, 2028 and will be subject to the terms and conditions of the Plan. In consideration of the Award, CP and Mr. Creel agreed to amend his current employment agreement to reduce the value of the annual long-term incentive plan award Mr. Creel is entitled to receive by US$2.1 million in each year of 2022, 2023, 2024 and 2025 (an aggregate of $8.4 million). For details of the stock options granted on March 27, 2021, see page 25.
Mr. Ellis’ employment agreement includes a severance package for a termination without cause as described on page 50 and a non-compete,
non-solicitation
agreement.
Incentive plan awards
Outstanding share-based awards and option-based awards
The table below shows all vested and unvested equity incentive awards that were outstanding as of December 31, 2021. See Long-term incentive plan beginning on page 24 for more information about our stock option and share-based awards.

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)

Keith Creel (3)	31-Jan-14	199,500	33.77	31-Jan-24	11,413,395
	24-Jul-14	239,700	42.06	24-Jul-24	11,726,124
	22-Jan-16	276,250	23.36	22-Jan-26	17,014,161
	20-Jan-17	42,355	30.20	20-Jan-24	2,241,341
	1-Feb-17	93,810	30.23	1-Feb-24	4,960,667
	1-Feb-17	886,125	30.23	1-Feb-24	46,858,235
	22-Jan-18	215,740	37.17	22-Jan-25	9,510,123
	25-Jan-19	271,010	41.06	25-Jan-26	10,609,950
	31-Jan-20	287,160	53.16	31-Jan-27	6,837,074
	29-Jan-21	237,145	67.24	29-Jan-28	1,413,066
	27-Mar-21	517,385	71.64	27-Mar-28	196,782
	6-Feb-13					DSU			14,785,061
	14-Feb-19					PSU			20,708,836
	31-Jan-20					PSU	97,200	8,865,218
	29-Jan-21					PSU	85,217	7,772,251
Total		3,266,180			122,780,918		182,417	16,637,469	35,493,897

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)

Nadeem Velani	23-Jan-15	1,000	43.76	23-Jan-25	47,220
	22-Jan-16	14,635	33.15	22-Jan-26	846,342
	22-Jan-18	66,300	46.33	22-Jan-25	2,960,295
	25-Jan-19	81,565	54.30	25-Jan-26	2,991,804
	31-Jan-20	87,275	70.31	31-Jan-27	1,803,974
	29-Jan-21	57,790	85.93	29-Jan-28	291,840
	26-Feb-14					DSU			313,080
	19-Feb-15					DSU			158,400
	24-Feb-17					DSU			287,385
	22-Feb-19					DSU	1,375	125,078	500,311
	31-Jan-20					DSU	21,010	1,911,551
	14-Feb-19					PSU			5,503,966
	31-Jan-20					PSU	5,250	477,667
	29-Jan-21					PSU	19,727	1,794,722
Total		308,565			8,941,475		47,362	4,309,018	6,763,142
John Brooks	23-Jan-15	12,530	35.18	23-Jan-25	583,952
	22-Jan-16	21,700	23.36	22-Jan-26	1,336,497
	20-Jan-17	13,050	30.20	20-Jan-24	690,580
	22-Jan-18	20,975	37.17	22-Jan-25	924,607
	25-Jan-19	37,420	41.06	25-Jan-26	1,464,980
	14-Feb-19	14,845	40.40	14-Feb-26	593,598
	31-Jan-20	65,130	53.16	31-Jan-27	1,550,699
	29-Jan-21	49,835	67.24	29-Jan-28	296,950
	6-Sep-12					DSU			468,351
	22-Feb-19					DSU	843	76,849	307,397
	29-Jan-21					DSU	785	71,635	286,541
	14-Feb-19					PSU			4,221,951
	31-Jan-20					PSU	22,046	2,010,697
	29-Jan-21					PSU	17,910	1,633,462
Total		235,485			7,441,863		41,584	3,792,643	5,284,240

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)

Mark Redd (4)	1-Apr-14	6,900	33.23	1-Apr-24	398,475
	23-Jan-15	6,280	35.18	23-Jan-25	292,675
	20-Jan-17	4,665	30.20	20-Jan-24	246,862
	22-Jan-18	20,075	37.17	22-Jan-25	884,934
	20-Jul-18	19,800	38.99	20-Jul-25	827,125
	25-Jan-19	19,980	41.06	25-Jan-26	782,210
	3-Sep-19	6,485	46.95	3-Sep-26	205,460
	31-Jan-20	47,935	53.16	31-Jan-27	1,141,298
	29-Jan-21	41,350	67.24	29-Jan-28	246,391
	19-Feb-15					DSU			203,119
	22-Feb-19					DSU	715	65,189	260,758
	31-Jan-20					DSU	4,279	390,298	81,188
	29-Jan-21					DSU	1,712	156,160	82,475
	14-Feb-19					PSU			1,527,089
	3-Sep-19					PSU			519,437
	31-Jan-20					PSU	12,170	1,110,005
	29-Jan-21					PSU	13,377	1,220,049
Total		173,470			5,025,430		32,253	2,941,701	2,674,066

Jeffrey Ellis	22-Jan-16	6,485	33.15	22-Jan-26	375,028
	20-Jan-17	17,150	40.30	20-Jan-24	869,162
	22-Jan-18	21,255	46.33	22-Jan-25	949,036
	25-Jan-19	36,535	54.30	25-Jan-26	1,340,104
	31-Jan-20	39,250	70.31	31-Jan-27	811,298
	29-Jan-21	29,815	85.93	29-Jan-28	150,566
	22-Jan-16					DSU			174,058
	31-Jan-20					DSU	1,980	180,198	720,794
	29-Jan-21					DSU	916	83,310	333,241
	14-Feb-19					PSU			2,465,754
	31-Jan-20					PSU	11,811	1,074,521
	29-Jan-21					PSU	10,178	925,968
Total		150,490			4,495,194		24,885	2,263,997	3,693,847

(1)
Option-based awards.
Regular options granted before 2017 vest 25 percent each year for four years beginning on the first anniversary of the grant date and expire 10 years from the grant date. Grants made in 2017 and onwards expire seven years from the grant date. All exercise prices for grants received prior to 2015 are in Canadian dollars. With respect to Mr. Creel, Mr. Brooks and Mr. Redd, exercise prices for option awards that were granted in 2015 and later are in U.S. dollars. All of Mr. Velani’s and Mr. Ellis’ exercise prices are in Canadian dollars.

Value of unexercised
in-the-money
options.
For stock options granted to NEOs in Canadian dollars, the value of unexercised in-the-money
options at 2021
year-end
is based on $90.98, the closing share price on the TSX on December 31, 2021. For NEOs with U.S. dollar stock option grants, the value of unexercised in-the-money
options at 2021
year-end
is based on US$71.94, the closing share price on the NYSE on December 31, 2021.

(2)
Share-based awards.
Values include reinvested dividends. The PSU values are based on a payout at target (100 percent) for the 2020 and 2021 grants. For Mr. Velani and Mr. Ellis, the value of unvested PSUs and DSUs is based on $90.98, the closing share price on the TSX on December 31, 2021. For Mr. Creel, Mr. Brooks and Mr. Redd, the value of unvested PSUs or DSUs is based on US$71.94 our closing share price on the NYSE on December 31, 2021, converted into Canadian dollars using a year-end
exchange rate of $1.2678.

Vested and unvested DSU awards are deferred and cannot be redeemed until the NEO leaves the Company.

(3)
Mr. Creel was awarded an upfront PSO grant on February 1, 2017 when he became CEO on January 31, 2017. These PSOs vested on February 1, 2022 based on our five-year total shareholder return (TSR) relative to two equally weighted measures: the S&P/TSX Capped Industrial Index and the S&P 1500 Road and Rail Index. The threshold for vesting is for CP’s TSR being at or above the 60 th
percentile relative to each index at the end of the performance period on January 31, 2022. CP’s TSR performance relative to the S&P/TSX Capped Industrial and S&P 1500 Road and Rail indices both exceeded the 60 th
percentile, vesting 100 percent of the grant.

On March 27, 2021, Mr. Creel was awarded a special stock option grant in conjunction with amendments to his executive employment agreement made on March 21, 2021. See 2021 Stock option awards on page 28 for more details.

(4)
As disclosed in CP’s 2021 proxy, prior to becoming an NEO, Mr. Redd was one of a number of key senior leaders who received a retention grant on July 20, 2018, consisting of PSOs and PSUs. The vesting of the grant was based on the achievement of revenue and diluted earnings per share (EPS) targets on December 31, 2020. To provide an equitable outcome for all award participants, the Board approved the application of positive discretion for the PSOs to vest at 75 percent (without discretion would vest at 50 percent) and the PSUs paid out at 125 percent (without discretion would payout at 100 percent) based upon the EPS target having been exceeded. The share price hurdle for the PSUs was exceeded, enabling the PSUs to payout at the approved 125 percent. As a result, Mr. Redd’s 19,800 PSOs vested and became exercisable on July 20, 2021. Mr. Redd’s 8,677 PSUs (including re-invested
dividends) with 125 percent discretion applied based on the
30-day
closing share price prior to the vest date on the NYSE and the 2021 average exchange rate of 1.2535 resulted in a Canadian dollar equivalent payout of $1,043,687. This value exceeds the estimated payout of $951,781 disclosed in the 2021 proxy as the market value of CP shares have appreciated since the time of the estimate.

Incentive plan awards – value vested or earned during the year
The table below shows the amount of incentive compensation that vested or was earned in 2021.

Executive	Option-based awards - value vested during the year ($) (1)	Share-based awards - value vested during the year ($) (2)	Non-equity incentive plan compensation - value earned during the year ($)

Keith Creel	9,131,870	20,708,836	2,337,606

Nadeem Velani	1,993,507	5,503,966	1,102,552

John Brooks	1,158,116	4,221,951	999,666

Mark Redd	1,714,153	3,102,120	814,384

Jeffrey Ellis	988,176	2,465,754	616,166

(1)
Option-based awards—value vested during the year.
Includes the aggregate dollar value that would have been realized if the options were exercised on the date of vest. It is calculated as the difference between the closing price (on each of the stock option vest dates in 2021) and the exercise price, converted to Canadian dollars where applicable using the exchange rate on the vest date.

(2)
Share-based awards—value vested during the year.
Includes DSUs that have vested during the year and are valued as of the vest date and converted to Canadian dollars where applicable, as well as the 2019 PSU value which vested at 200 percent on December 31, 2021. The 2019 PSU value realized on December 31, 2021 for Mr. Creel, Mr. Brooks and Mr. Redd have been converted to Canadian dollars using the year-end
exchange rate of $1.2678. See Payout of 2019 PSU award on page 30 for more details. In addition to the 2019 PSUs, Mr. Redd’s value reflects his 2018 special retention PSUs which vested on July 20, 2021 at 125 percent. See Outstanding share-based awards and option-based awards on page 43 for more details.

Option exercises and vested stock awards
The table below shows the options exercised and sold by the NEOs in 2021.

Executive	Number of options exercised and sold	Option exercise price ($)	Value realized ($) (1)
Nadeem Velani	18,220	40.30	786,826
	6,695	43.76	266,930
Jeffrey Ellis	7,750	40.30	445,541
	4,000	33.15	248,228

(1)	Based on the market price of shares less the option exercise price on the date of exercise.

Equity compensation plan information
The table below shows the securities authorized for issuance under equity compensation plans at December 31, 2021. These include the issuance of securities upon exercise of options outstanding under the stock option plan and the director stock option plan.
The table also shows the remaining number of shares available for issuance and includes 1,700,000 shares under the director stock option plan. On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	7,392,188	53.36	5,012,565

Equity compensation plans not approved by security holders	-	-	-

Total	7,392,188	53.36	5,012,565
See page 28 to read more about the stock option plan. You can also read about the two equity compensation plans in our audited consolidated financial statements for the year ended December 31, 2021, available on our website (investor.cpr.ca/financials), and on SEDAR (www.sedar.com) and EDGAR (www.sec.gov).
Employee Share Purchase Plan (ESPP)
CP’s ESPP is available to all employees and provides the opportunity to purchase shares on the open market through payroll deductions which aligns employees’ interests with those of shareholders. Employees may contribute between one percent and ten percent of their base salary to the ESPP every pay period. CP provides a 33 percent match on the first six percent of non-unionized
and specified unionized employees’ contributions which vest at the end of the four consecutive quarters. Employees must remain participants of the ESPP at the time of vesting in order to receive the CP match.
In 2021, approximately 60 percent of our employees participated in the ESPP.
Retirement plans
Canadian pension plans
Mr. Creel, Mr. Velani and Mr. Ellis participated in our DC plan in 2021.
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
(Canada) ($29,210 for 2021).
Defined contribution plan

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	2,801,563	587,106	3,661,737
Nadeem Velani	1,108,415	248,433	1,632,195
Jeffrey Ellis	633,286	143,932	910,273
Mr. Creel, Mr. Velani and Mr. Ellis also participate in the DC SERP, a non-registered
plan that provides notional contributions in excess of the Income Tax Act (Canada) limits for the DC Plan at the same employer contribution in the DC Plan. Company contributions vest after two years of employment. Employees do not contribute to the DC SERP.

U.S. retirement plans
Our U.S. retirement program has five elements:

•	a qualified defined benefit pension plan (closed plan) which provides annual benefit accruals funded by employer contributions determined from Internal Revenue Service (IRS) rules;
•	a non-qualified defined benefit pension plan (closed plan) for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$230,000 for 2021);
•	a voluntary qualified 401(k) plan with employer match;
•	a qualified defined contribution plan which provides automatic employer contributions; and
•	a non-qualified defined contribution plan for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$290,000 for 2021).
CP pension plan for U.S. management employees (closed plan)
CP sponsors a defined benefit pension plan comprised of a Basic Defined Benefit Pension Plan (Basic DB Plan) and a Supplemental Pension for earnings in excess of the IRS compensation limits in the Basic DB Plan, which provides retirement benefits in excess of the benefits payable from the Basic DB Plan. The benefit is based on age, service and a percentage of final average compensation.
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
The table below summarizes Mr. Brooks’ participation in the Basic DB Plan and Supplemental Pension Plan in 2021. The values in the table have been converted to Canadian dollars using the 2021 average exchange rate of $1.2535.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-compensatory change ($)	Closing present value of defined benefit obligation ($)
Executive	At December 31, 2021	At age 65	At year end ($)	At age 65 ($)
John Brooks	13.17	27.25	194,504	402,448	3,048,768	534,527	(420,711)	3,162,584
The present value of the defined benefit obligation is based on the assumptions and methods used for financial statement reporting. In previous years, it was assumed that Mr. Brooks’ accrued benefit would be paid at age 65. The present value was determined using a discount rate of 2.71 percent and mortality adjusted actuarial assumptions.
401(k) plan
Individuals can make
pre-tax
or
post-tax
(Roth) contributions to the 401(k) plan subject to limitations imposed by the IRS in the U.S. The Company provides a matching contribution of 50 percent on the first six percent of eligible earnings. All contributions vest immediately.
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
non-qualified
defined contribution plan that provides an additional company contribution equal to six percent of eligible earnings without regard to the limitations imposed by the IRS. In the

U.S., eligible earnings include base salary and annual bonus. In addition, for earnings in excess of the limitations imposed by the U.S. Internal Revenue Code, an additional 3.5 percent contribution is made. Company contributions cliff vest at the end of three years.
Mr. Creel and Mr. Redd participated in the U.S. DC SERP in 2021. The table below shows the U.S. Salaried Retirement Income Plan and U.S. DC SERP account information as at December 31, 2021 and values have been converted to Canadian dollars using the 2021 average exchange rate of $1.2535.

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	1,227,046	21,435	1,303,392
Mark Redd	415,177	104,262	557,017
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
To defer any compensation, elections must be made by June 30 th
of the calendar year prior to the new fiscal year. Matching DSUs cannot exceed 20 percent of the executives’ total ownership requirement.
The table below shows the number of DSUs outstanding and their value based on our closing share price on December 31, 2021.

Executive	Unvested DSUs (#)	Vested DSUs (#)	Total Units (#)	Value as at December 31, 2021 ($) (1)
Keith Creel	0	162,107	162,107	14,785,061
Nadeem Velani	22,385	13,840	36,225	3,295,805
John Brooks	1,628	11,647	13,275	1,210,773
Mark Redd	6,706	6,881	13,587	1,239,187
Jeffrey Ellis	2,896	13,498	16,394	1,491,601

(1)
We valued the outstanding DSUs using $90.98, our closing share price on the TSX on December 31, 2021 for Mr. Velani and Mr. Ellis, and US$71.94, our closing share price on the NYSE and converted to Canadian dollars using a year-end
exchange rate of $1.2678 for Mr. Creel, Mr. Brooks and Mr. Redd.

DSUs are redeemed for cash after the executive retires or leaves the Company, with: (i) Canadian-resident executives being entitled to elect a date of payment between the date that is six months following their departure from the Company and December 15 th
of the following calendar year, in compliance with Canadian tax rules; and (ii) U.S. resident executives being paid six months after their departure from the Company, in compliance with U.S. tax regulations. We used the average market price of a share for the
10-trading
days immediately before the payment date to calculate the amount, which the participant receives in a lump sum less withholding taxes.

Termination and change in control
Termination of employment
We have policies to cover different kinds of termination of employment.
Mr. Creel is covered under the terms of his employment agreement effective January 31, 2017, as amended December 18, 2018 and March 21, 2021, that includes non-competition,
non-solicitation
and confidentiality restrictions. Mr. Ellis has a severance agreement for termination without cause. Mr. Velani, Mr. Brooks and Mr. Redd are subject to the same terms as all other employees for resignation, retirement, termination with cause, termination without cause and change in control. Mr. Velani, Mr. Brooks, Mr. Redd and Mr. Ellis have signed non-competition,
non-solicitation
agreements in 2019, 2020 and 2021 that also had confidentiality restrictions.

	Resignation	Retirement	Termination with cause	Termination without cause	Change in control
Severance	None	None	None	Mr. Creel: 24 months of base salary Mr. Ellis: 12 months of salary Other NEOs: pursuant to applicable law	None
Short-term incentive	Forfeited	Award for current year is pro-rated to retirement date	Forfeited	Equal to the target award for severance period for Mr. Creel Other NEOs: award for current year is pro-rated to termination date as per plan	None
DSUs	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested units vest early if the holder is terminated following change in control
Performance share units	Forfeited
Award continues to vest based on performance factors and executive is entitled to receive the full value as long as they have worked for six months of the performance period, otherwise the award is forfeited

			Forfeited	Pro-rated based on active service within the performance period and based on actual performance at the end of the performance period	Only vest if the executive is terminated following a change in control PSUs vest at target, pro-rated based on active service within the performance period
Stock options	Vested options are exercisable for 30 days or until the expiry date, whichever comes first Unvested options are forfeited Performance stock options are forfeited	Options continue to vest Award expires five years after the retirement date or the normal expiry date, whichever is earlier Performance stock options are forfeited	Forfeited	Vested options are exercisable for six months following termination as well as any options that vest during the six-month period Performance stock options are forfeited	Options only vest early if the option holder is terminated following the change in control Performance stock options are forfeited
Pension	No additional value	No additional value	No additional value	No additional value	No additional value
ESPP shares	Unvested shares are forfeited	Unvested shares vest	Unvested shares are forfeited	Unvested shares vest	Unvested shares vest
Benefits	End on last day worked	Post-retirement life insurance of $50,000 and a health spending account based on years of service (same for all employees)	End on termination date	End on last day worked	None
Perquisites	Any unused flex perquisite dollars are forfeited	Any unused flex perquisite dollars are forfeited	Any unused flex perquisite dollars are forfeited	Any unused flex perquisite dollars are forfeited	Any unused flex perquisite dollars are forfeited

The table below shows the estimated incremental amounts that would be paid to Mr. Creel and Mr. Ellis, if their employment had been terminated without cause on December 31, 2021. There is no extra tax gross-up
provision for any termination benefit.

Name	Severance period (# of months)	Base pay ($)	Short-term incentive ($)	Additional retirement benefits ($)	Other benefits (1) ($)	Value of vesting of options and equity-based awards (2) ($)	Payable on termination without cause ($)
Keith Creel	24	3,026,270	3,782,838	—	36,474	15,642,663	22,488,245
Jeffrey Ellis	12	560,150	448,120	—	24,630	1,837,786	2,870,686
Total		3,586,420	4,230,958	—	61,104	17,480,449	25,358,931

(1)
Reflects the value of accelerated vesting of shares purchased under the ESPP for Mr. Creel and Mr. Ellis. Also includes the cost of group benefits for Mr. Ellis for the severance period as per his employment agreement.

(2)
Reflects the value of stock options and equity-based awards vesting within six months following termination in accordance with our stock option plan, and the pro-rated
value as of the termination date of PSU awards. Mr. Creel’s calculation is based on US$71.94, our closing share price on the NYSE on December 31, 2021, converted to Canadian dollars using a year-end
exchange rate of $1.2678. Mr. Ellis’ calculation is based on $90.98, our closing share price on the TSX on December 31, 2021.

CEO pay ratio
CP is proactively providing transparency and public disclosure related to CEO pay as compared to the median employee. Our proxy is governed under Canadian Securities Administrators (CSA) regulations and is not required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Item 402(u) of Regulation
S-K
to disclose information about the ratio of the annual total compensation of our median employee and the annual total compensation (pay ratio) of Mr. Creel, our President and CEO. In support of the Board’s commitment to progressive disclosure practices we have determined and are disclosing the CEO pay ratio for the past three fiscal years, 2021, 2020 and 2019 in the table below.

For December 31	2021 (1)	2020	2019
CEO pay ratio	223:1	145:1	130:1
Without 2021 one-time stock option grant	135:1

(1)
The year-over-year increase in the CEO pay ratio is, in large part, attributable to the special upfront stock option grant awarded to Mr. Creel on March 27 and does not take into account the corresponding reduction to Mr. Creel’s future annual long-term incentive plan compensation. Without including this one-time
upfront stock option grant in the CEO pay ratio calculation, the 2021 pay ratio would be 135:1, which is aligned with the pay ratios of the prior two years. This supplemental ratio is not intended to replace the above ratio calculated in accordance with SEC rules, but is provided to normalize for Mr. Creel’s one-time
special compensation award, which we do not believe is helpful in evaluating compensation for comparative purposes.

As further disclosed in the 2021 long-term incentive awards on page 25, the upfront stock option will reduce the value of Mr. Creel’s annual long-term incentive plan by US$2.1 million in each year of 2022, 2023, 2024 and 2025 (an aggregate of US$8.4 million) pursuant to the amendments to his executive employment agreement.

To identify our median employee, we conducted an analysis of the total compensation of our employee population in Canada and the United States (U.S.), other than our CEO, who were employed by CP on December 31 for each of the years disclosed. We have determined that using the taxable income reported on the T4 box 14 employment income and
W-2
box 1 income for employees in Canada and the U.S., provides a reasonable and consistent estimate for evaluating annual total compensation. The median employee annual total compensation for 2021, 2020, 2019 is $119,656, $116,353 and $116,173, respectively. In accordance with applicable U.S. disclosure rules, we calculated 2021, 2020 and 2019 annual total compensation for our median employees using the same methodology that we use to determine our NEOs’ annual total compensation in the Summary compensation table on page 40.
The pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

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

The table below shows the flat fee retainers for 2021. In 2021, Canadian directors’ fees were converted to Canadian dollars and the number of DDSUs received was based on the trading price of our shares on the TSX. U.S. directors were paid in U.S. dollars and the number of DDSUs they received was based on the trading price of our shares on the NYSE.

Aligning director and shareholder interests
Directors receive their annual retainer in deferred share units so they have an ongoing stake in our future success, aligning their interests with those of our shareholders.

About DDSUs
DDSUs are granted to directors under the director deferred share unit plan. Only non-employee
directors participate in the plan.

A DDSU is a bookkeeping entry that has the same value as one CP common share. DDSUs earn additional units as dividend equivalents at the same rate as dividends paid on our shares. DDSUs vest immediately. The DDSU Plan was amended in April 2020 to allow for directors to elect to receive DDSUs in cash after leaving the Board instead of waiting for a six-
or
12-month
month period. These changes to the DDSU plans are subject to tax rules in the country of the director’s residence and in the case of U.S. directors, this election is only possible on DDSUs awarded after April 2020. Additional non-material
changes to the DDSU Plan were made in October 2021.

2021 Annual Director Compensation	Annual Retainer
Compensation – All Directors	US$200,000
Additional retainer – All Committee Chairs	US$30,000
Additional retainer – Board Chair	US$195,000
We reimburse directors for travel and out-of-pocket expenses related to attending their Board and committee meetings and other business on behalf of CP.
Mr. Creel does not receive any director compensation because he is compensated in his role as President and CEO.
Amendments to director compensation for 2022
In January 2022, the Chair of the Governance Committee presented a report from the Board’s independent compensation consultant which reviewed the current independent director compensation program. The compensation for independent directors has not been increased since 2014 and was last modified in January 2018 to harmonize retainers between U.S. and Canadian directors with no increase in pay. Effective January 1, 2022 the Board, upon the advice of its independent compensation consultant, elected to increase director compensation to an annual retainer of US$280,000 with committee Chair retainers for the Chairs of the Compensation Committee and the Audit and Finance Committee increasing from US$30,000 to US$40,000 per annum. No changes were made to the Board Chair retainer or the Governance and Risk and Sustainability Committee Chair retainers. As of January 1, 2022 directors are required to hold five times in shares the new annual retainer of US$280,000 or US$1.4 million worth of DDSUs prior to being permitted to make an election to receive up to 50 percent of their director retainer in cash. The Governance Committee may engage an independent consultant with respect to director compensation. The overall changes to director compensation for 2022 will bring the Corporation’s annual director retainers in line with its Class I railroad peers.

2022 Annual Director Compensation	Annual Retainer
Compensation – All Directors	US$280,000
Additional retainer – Risk Chair, Governance Committee Chair	US$30,000
Additional retainer – Audit Committee Chair, Compensation Committee Chair	US$40,000
Additional retainer – Board Chair	US$195,000

Benchmarking
Except in respect of the removal of KCS in connection with the KCS acquisition, we did not make any changes to our comparator group in 2021. The comparator group was extensively reviewed and updated in 2018. Our comparator group consists of companies we compete with for talent. It includes six Class I railroad peers as well as 11 capital-intensive Canadian companies. For certain positions within the organization, we apply a heavier weighting to Class I railroad peers; however, we consistently review alignment and compensation practices against the whole group. The 2021 compensation comparator group can be seen on page 11.
Independent advice
The Governance Committee makes its own decisions, which may reflect factors and considerations other than the information and recommendations provided by its external consultant. During 2021, the Governance Committee retained an independent compensation consultant with respect to director compensation. The Governance Committee did not make changes to its Compensation in 2021. The Board in consultation with its independent advisor, FW Cook, determined that it would be appropriate to increase director compensation given the increased responsibilities of the Board, the additional work with respect to the KCS acquisition and the period of time (eight years) since the Board had increased its compensation.
2021 director compensation
The Governance Committee reviews director compensation every two to three years based on the directors’ responsibilities, time commitment and the compensation provided by comparable companies. Each director is paid an annual retainer of US$200,000. Committee chairs receive an additional US$30,000 per year and the Board Chair receives an additional annual retainer of US$195,000
(1)
. No changes were made to the director compensation program in 2021.
In January 2022, the Governance Committee reviewed director compensation levels, including compensation levels for directors at other similarly situated peers. Based on the recommendations from the Board’s compensation consultant, the Governance Committee recommended that the Board increase the annual director retainer from US$200,000 to US$280,000. The annual committee chair retainers for the Compensation Committee and the Audit and Finance Committee were increased from US$30,000 to US$40,000. No changes were made to the additional annual Board Chair retainer or the retainers for other committee chairs.
We paid directors a total of $2,921,886 in 2021 as detailed in the table below. Directors receive a flat fee retainer to cover their ongoing oversight and responsibilities throughout the year and their attendance at Board and committee meetings.
Directors receive 100 percent of their annual retainer in director deferred share units (DDSUs) until they have met their share ownership requirements. After that, directors are required to receive at least 50 percent of their compensation in DDSUs. The total represents the approximate dollar value of DDSUs credited to each director’s DDSU account in 2021, based on the closing fair market value of our shares on the grant date plus the cash portion paid if a director elected to receive a portion of compensation in cash.
As of January 1, 2022, the directors now are required to hold five times the new annual retainer (totaling US$1.4 million) in shares prior to being able to elect to take a portion of their annual retainer in cash (up to 50%) and in shares.
Mr. Creel does not receive director compensation because he is compensated in his role as President and CEO (see page 33 for more details).

(1)	Board Chair compensation for 2021 is an aggregate total of the Director retainer fee of US$200,000 plus the Chair of the Board retainer fee of US$195,000 totaling US$395,000.

All figures in the chart below are in Canadian dollars.

Name	Share-based awards (1),(3) ($)	All other compensation (2),(3) ($)	Total ($)
John Baird	251,940	1,000	252,940
Isabelle Courville	497,582	1,000	498,582
Jill Denham	251,940	1,000	252,940
Edward Hamberger	250,700	1,253	251,953
Rebecca MacDonald	289,731	1,000	290,731
Edward Monser	250,700	1,253	251,953
Matthew Paull	288,305	1,253	289,558
Jane Peverett	289,731	1,000	290,731
Andrea Robertson	251,940	1,000	252,940
Gordon Trafton	288,305	1,253	289,558

(1)
The value of the share-based awards has been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC 718) using the grant date fair value, which is prescribed by the DDSU Plan.

(2)
Each director was provided with a $1,000 donation, in local currency, to the charity of their choice in December 2021 in gratitude for their year of service. This amount appears under All other compensation.

(3)
All directors were paid in U.S. dollars and the value of their share-based awards, and cash and other payments, as applicable, have been converted to Canadian dollars using the 2021 average exchange rate of $1.2535.

You can read more about our director compensation program beginning on page 52.
Incentive plan awards
Outstanding share-based awards and option-based awards
The table below shows all vested and unvested equity incentive awards that are outstanding as of December 31, 2021.
On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.
Non-employee
directors are not granted stock options under the stock option plan.

	Share-based awards
Name	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($) (1)
John Baird	-	-	3,051,014
Isabelle Courville	-	-	5,149,923
Jill Denham	-	-	2,224,461
Edward Hamberger	-	-	781,631
Rebecca MacDonald	-	-	6,116,040
Edward Monser	-	-	1,032,355
Matthew Paull	-	-	3,341,679
Jane Peverett	-	-	2,338,823
Andrea Robertson	-	-	777,515
Gordon Trafton	-	-	2,325,620

(1)
Calculated based on the closing price of our shares on December 31, 2021 on the TSX ($90.98), in the case of directors resident in Canada, and on the NYSE (US$71.94) which was converted to Canadian dollars using the year-end
exchange rate of $1.2678, in the case of the directors resident in the U.S.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
See Item 11 - “Executive Compensation—Equity Compensation Plan Information” for information regarding our equity compensation plans on page 47.
Beneficial Ownership Table
The table below sets forth the number and percentage of outstanding common shares beneficially owned by each person, or group of persons, known by Canadian Pacific based on publicly available information as of April 15, 2022, to own beneficially more than five percent of our common shares, each of our directors, each of our NEOs and all directors and executive officers as a group.

Name of beneficial owner1	Common shares beneficially owned	Percent of common shares outstanding
John Baird (a)	0	-
Isabelle Courville (a)	4,500	*
Jill Denham (a)	0	-
Edward Hamberger (a)	0	-
Matthew Paull (a)	15,190	*
Jane Peverett (a)	0	-
Andrea Robertson (a)	0	-
Gordon Trafton (a)	0	-
Keith Creel(a) (b)(c)	2,582,769	*
Nadeem Velani (b)(d)	204,170	*
John Brooks (b)(e)	164,475	*
Mark Redd (b)(f)	132,579	*
Jeffrey Ellis (b)(g)	105,259	*
James Clements (b)(h)	146,251	*
Mike Foran (b)(i)	78,447	*
Pam Arpin (b)(j)	20,849	*
Laird Pitz (b)(k)	30,329	*
Chad Rolstad (b)(l)	35,479	*
TCI Fund Management Limited (m)	55,860,385	6.01%
All current executive officers and directors as a group	3,520,297	*

*	Represents less than one percent of the outstanding common shares.
(a)
See Directors’ Profiles in “Item 10. Directors, Executive Officers and Corporate Governance” above for disclosure with respect to DDSUs. The address of each director is c/o Canadian Pacific, 7550 Ogden Dale Road S.E., Calgary, Alberta, T2C 4X9.

(b)
See “Compensation Details - Deferred Compensation Plans” in Item 11. Executive Compensation, for disclosure with respect to NEO DSUs. The address of each executive officer is c/o Canadian Pacific, 7550 Ogden Dale Road S.E., Calgary, Alberta, T2C 4X9.

(c)
The common shares owned by Mr. Creel comprise (i) 2,488,960 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 93,809 shares held by Mr. Creel directly.

(d)
The common shares owned by Mr. Velani comprise (i) 201,200 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 2,970 shares held by Mr. Velani directly.

(e)
The common shares owned by Mr. Brooks comprise (i) 152,485 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 11,990 shares held by Mr. Brooks directly.

(f)
The common shares owned by Mr. Redd comprise (i) 110,260 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 22,319 shares held by Mr. Redd directly.

(g)
The common shares owned by Mr. Ellis comprise (i) 99,380 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 5,879 shares held by Mr. Ellis directly.

(h)
The common shares owned by Mr. Clements comprise (i) 133,726 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 12,525 shares held by Mr. Clements directly.

(i)
The common shares owned by Mr. Foran comprise (i) 68,335 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 10,112 shares held by Mr. Foran directly.

(j)
The common shares owned by Ms. Arpin comprise (i) 16,040 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 4,809 shares held by Ms. Arpin directly.

(k)
The common shares owned by Mr. Pitz comprise (i) 29,845 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 484 shares held by Mr. Pitz directly.

(l)
The common shares owned by Mr. Rolstad comprise (i) 32,955 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 2,524 shares held by Mr. Rolstad directly.

(m)
Based upon statements in the Schedule 13G/A filed by TCI Fund Management Limited (“TCI Fund”) and Christopher Hohn on February 14, 2022, TCI Fund and Christopher Hohn have (i) shared voting power over 55,860,385 shares of CP’s common shares; and (ii) shared dispositive power of 55,860,385 common shares. The Children’s Investment Master Fund (“TCIF”) is the investment manager of TCI Fund and CIFF Capital UK LP (“CIFF”). Mr. Hohn, as managing director of TCIF, may be deemed to beneficially own the shares held by the TCI Fund and CIFF. The address of each of TCI Fund and Mr. Hohn is 7 Clifford Street, London W1S 2FT, United Kingdom.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions
Directors, officers and employees are required to report any related party transactions in accordance with CP policies. CP considers its related party transactions obligation seriously and reviews related party transactions for all employees at the level of General Manager and above. Our accounting and legal departments work together to review any related party transactions reported by officers and employees. Our internal audit department validates the work done.
In 2021, there were no transactions between CP and a related person as described in Item 404 of Regulation
S-K,
although the Board evaluated the transaction described below involving CP’s CEO Mr. Creel, under CP’s policies.
CP has a long-standing vendor relationship with Sage Valley Golf Club (“Sage Valley”), a private national membership golf club outside of Augusta, Georgia, which has hosted CP customers annually since 2015 during the week each year the Masters Golf Tournament is held in Augusta. In August 2020, Mr. Creel made a personal investment in a partnership (representing a 1/6th interest) that purchased Sage Valley from its retiring founder to preserve the legacy and purpose of the course in perpetuity. In 2020 and 2021, CP made direct and indirect payments to Sage Valley of approximately US$130,000 and US$210,000 respectively, in fees during Masters Week and in connection with other customer events. The Board has reviewed CP’s relationship with Sage Valley in light of Mr. Creel’s investment in accordance with its policies and has determined that using Sage Valley as a venue for corporate CP events is consistent with such policies and that CP may continue to use Sage Valley for future events. Mr. Creel has voluntarily paid CP for the proportionate share of the fees paid by CP that could be allocated to him in the future even though Mr. Creel has not received any proceeds from his investment to date. In addition, Mr. Creel has agreed to pay CP for his proportionate share of any future fees should it decide to use Sage Valley for any event so long as he is CEO.
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
The Board reviews director independence continually and annually using director questionnaires as well as by reviewing updated biographical information, meeting with directors individually, and conducting a comprehensive assessment of all business and other relationships and interests of each director with respect to CP and our subsidiaries. In 2021, the Board confirmed that each director, except for Mr. Creel, is independent in accordance with the standards for independence established by the NYSE and the CSA. Mr. Creel is not independent because of his position as President and CEO.
The Board has also confirmed that each member of the Audit and Finance Committee meets the additional independence standards for audit committee members under Section 10A(m)(3) and Rule
10A-3(b)(1)
of the Exchange Act, and Section 1.5 of National Instrument
52-110
Audit Committees
. All members of the Board of Directors and by extension, all members of the Audit Committee are financially literate. In addition, three of the five members of the currently constituted Audit Committee meet the definition of audit committee financial expert, as defined by the SEC. Further, one director, Mr. Paull, who is not a current member of the Audit Committee, is also a “financial expert” by virtue of his past employment as CFO of a large public issuer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below shows the fees we paid to Deloitte in 2021 and 2020 for audit and non-audit
services.

For the year ended December 31	2021	2020
Audit fees for audit of our annual financial statements, reviews of quarterly reports and services relating to statutory and regulatory filings or engagements (including attestation services and audit or interim review of financial statements of certain subsidiaries and certain pension and benefits plans, and advice on accounting and/or disclosure matters)	$3,834,200	$3,842,100
Audit-related fees for services related to the audit but not included in the audit fees above, including securities filings	$545,700	$269,500
Tax fees for services relating to tax compliance, tax planning and tax advice	$224,700	$5,800
All other fees	$—	$—
Total	$4,604,600	$4,117,400
Pre-approval
of audit services and fees
The Audit and Finance Committee has a written policy for
pre-approving
audit and
non-audit
services by the external auditor and their fees, in accordance with the applicable laws and requirements of stock exchanges and securities regulatory authorities.
The policy sets out the following governance procedures:
•	The Audit and Finance Committee pre-approves the terms of the annual engagement of the external auditor.
•	The Audit and Finance Committee is responsible for pre-approving annual audit and non-audit services, as well as pre-approving the external auditor’s compensation for audit and non-audit services.
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
The Audit and Finance Committee or committee chair must be satisfied that any services it pre-approves
will not compromise the independence of the external auditor. The committee pre-approved
all services performed by the external auditor in 2021, in accordance with the policy.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
Part IV (Item 15) of the 2021 Form
10-K
is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.
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
Keith Creel
President and Chief Executive Officer
Dated: April 29, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 29, 2022.

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