Form 10-Q
period 2022-06-30
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2022-07-28
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 27, 2022, there were 929,917,325 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC RAILWAY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2022	2021	2022	2021
Revenues (Note 3)
Freight	$2,154	$2,008	$3,950	$3,926
Non-freight	48	46	90	87
Total revenues	2,202	2,054	4,040	4,013
Operating expenses
Compensation and benefits	348	379	761	784
Fuel	370	218	643	424
Materials	63	54	125	113
Equipment rents	29	28	64	61
Depreciation and amortization	211	200	421	402
Purchased services and other (Note 10)	313	355	623	629
Total operating expenses	1,334	1,234	2,637	2,413

Operating income	868	820	1,403	1,600
Less:
Equity earnings of Kansas City Southern (Note 10)	(208)	—	(406)	—
Other expense (Note 4, 10)	7	157	6	129
Merger termination fee (Note 10)	—	(845)	—	(845)
Other components of net periodic benefit recovery (Note 15)	(101)	(96)	(202)	(191)
Net interest expense	160	101	320	211
Income before income tax expense	1,010	1,503	1,685	2,296
Income tax expense (Note 5)	245	257	330	448
Net income	$765	$1,246	$1,355	$1,848

Earnings per share (Note 6)
Basic earnings per share	$0.82	$1.87	$1.46	$2.77
Diluted earnings per share	$0.82	$1.86	$1.45	$2.76

Weighted-average number of shares (millions) (Note 6)
Basic	929.9	666.7	929.8	666.6
Diluted	932.6	669.9	932.7	669.8

Dividends declared per share	$0.190	$0.190	$0.380	$0.380
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Net income	$765	$1,246	$1,355	$1,848
Net gain in foreign currency translation adjustments, net of hedging activities	719	10	383	20
Change in derivatives designated as cash flow hedges	2	(97)	3	(72)
Change in pension and post-retirement defined benefit plans	38	52	77	105
Equity accounted investments	73	—	135	—
Other comprehensive income (loss) before income taxes	832	(35)	598	53
Income tax recovery (expense) on above items	2	—	(34)	(30)
Other comprehensive income (loss) (Note 7)	834	(35)	564	23
Comprehensive income	$1,599	$1,211	$1,919	$1,871
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2022	2021
Assets
Current assets
Cash and cash equivalents	$154	$69
Restricted cash and cash equivalents	—	13
Accounts receivable, net (Note 8)	962	819
Materials and supplies	271	235
Other current assets	224	216
	1,611	1,352
Investment in Kansas City Southern (Note 11)	43,203	42,309
Investments	217	209
Properties	21,502	21,200
Goodwill and intangible assets	374	371
Pension asset	2,538	2,317
Other assets	429	419
Total assets	$69,874	$68,177
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,511	$1,609
Long-term debt maturing within one year (Note 12, 13)	1,698	1,550
	3,209	3,159
Pension and other benefit liabilities	724	718
Other long-term liabilities	509	542
Long-term debt (Note 12, 13)	18,372	18,577
Deferred income taxes	11,646	11,352
Total liabilities	34,460	34,348
Shareholders’ equity
Share capital	25,488	25,475
Additional paid-in capital	73	66
Accumulated other comprehensive loss (Note 7)	(1,539)	(2,103)
Retained earnings	11,392	10,391
	35,414	33,829
Total liabilities and shareholders’ equity	$69,874	$68,177
See Contingencies (Note 17).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Operating activities
Net income	$765	$1,246	$1,355	$1,848
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	211	200	421	402
Deferred income tax expense (Note 5)	114	9	113	60
Pension recovery and funding (Note 15)	(72)	(65)	(144)	(126)
Equity earnings of Kansas City Southern (Note 10)	(208)	—	(406)	—
Foreign exchange gain on debt and lease liabilities (Note 4)	—	(52)	—	(85)
Dividend from Kansas City Southern (Note 10)	—	—	334	—
Other operating activities, net	(16)	52	(99)	(36)
Change in non-cash working capital balances related to operations	(87)	564	(254)	473
Cash provided by operating activities	707	1,954	1,320	2,536
Investing activities
Additions to properties	(370)	(416)	(596)	(739)
Proceeds from sale of properties and other assets	11	12	26	49
Other	(3)	(1)	2	(1)
Cash used in investing activities	(362)	(405)	(568)	(691)
Financing activities
Dividends paid	(176)	(126)	(353)	(253)
Issuance of CP Common Shares	1	8	9	16
Repayment of long-term debt, excluding commercial paper (Note 12)	(10)	(10)	(552)	(31)
Repayment of term loan (Note 12)	(132)	—	(132)	—
Net issuance (repayment) of commercial paper (Note 11)	20	(872)	340	(779)
Acquisition-related financing fees (Note 10)	—	(12)	—	(45)
Other	—	(4)	—	(4)
Cash used in financing activities	(297)	(1,016)	(688)	(1,096)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	8	(1)	8	(4)
Cash position
Increase in cash, cash equivalents, and restricted cash	56	532	72	745
Cash, cash equivalents, and restricted cash at beginning of period	98	360	82	147
Cash and cash equivalents at end of period	$154	$892	$154	$892

Supplemental disclosures of cash flow information:
Income taxes paid	$93	$139	$252	$272
Interest paid	$169	$57	$319	$212
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended June 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance as at April 1, 2022	929.9	$25,486	$68	$(2,373)	$10,804	$33,985
Net income	—	—	—	—	765	765
Other comprehensive income (Note 7)	—	—	—	834	—	834
Dividends declared ($0.190 per share)	—	—	—	—	(177)	(177)
Effect of stock-based compensation expense	—	—	5	—	—	5
Shares issued under stock option plan	0.1	2	—	—	—	2
Balance as at June 30, 2022	930.0	$25,488	$73	$(1,539)	$11,392	$35,414
Balance as at April 1, 2021	666.6	$1,993	$58	$(2,756)	$8,571	$7,866
Net income	—	—	—	—	1,246	1,246
Other comprehensive loss (Note 7)	—	—	—	(35)	—	(35)
Dividends declared ($0.190 per share)	—	—	—	—	(127)	(127)
Effect of stock-based compensation expense	—	—	7	—	—	7
Shares issued under stock option plan	0.2	10	(2)	—	—	8
Balance as at June 30, 2021	666.8	$2,003	$63	$(2,791)	$9,690	$8,965

	For the six months ended June 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance as at January 1, 2022	929.7	$25,475	$66	$(2,103)	$10,391	$33,829
Net income	—	—	—	—	1,355	1,355
Other comprehensive income (Note 7)	—	—	—	564	—	564
Dividends declared ($0.380 per share)	—	—	—	—	(354)	(354)
Effect of stock-based compensation expense	—	—	12	—	—	12
Shares issued for Kansas City Southern acquisition	—	—	(2)	—	—	(2)
Shares issued under stock option plan	0.3	13	(3)	—	—	10
Balance as at June 30, 2022	930.0	$25,488	$73	$(1,539)	$11,392	$35,414
Balance as at January 1, 2021	666.3	$1,983	$55	$(2,814)	$8,095	$7,319
Net income	—	—	—	—	1,848	1,848
Other comprehensive income (Note 7)	—	—	—	23	—	23
Dividends declared ($0.380 per share)	—	—	—	—	(253)	(253)
Effect of stock-based compensation expense	—	—	12	—	—	12
Shares issued under stock option plan	0.5	20	(4)	—	—	16
Balance as at June 30, 2021	666.8	$2,003	$63	$(2,791)	$9,690	$8,965
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

2    Accounting changes

Implemented in 2022

Government Assistance

On January 1, 2022, the Company adopted the new Accounting Standards Update ("ASU") 2021-10, issued by the Financial Accounting Standards Board ("FASB"), and all related amendments under FASB Accounting Standards Codification ("ASC") Topic 832, Government Assistance. The amendment is made to increase transparency by introducing specific disclosure requirements for entities who apply a grant or contribution model by analogy to account for transactions with a government. This update is applied to government assistance transactions within the scope of this amendment that are in the financial statements at the date of initial application and prospectively to new transactions entered into after initial application. See Note 9 for further discussion on government assistance.

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

All other accounting pronouncements recently issued, but not effective until after June 30, 2022, have been assessed and are not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Freight
Grain	$370	$444	$730	$892
Coal	163	170	302	333
Potash	171	134	275	235
Fertilizers and sulphur	85	78	163	155
Forest products	104	90	190	170
Energy, chemicals and plastics	340	369	650	757
Metals, minerals and consumer products	228	180	409	339
Automotive	120	98	211	206
Intermodal	573	445	1,020	839
Total freight revenues	2,154	2,008	3,950	3,926
Non-freight excluding leasing revenues	27	26	49	50
Revenues from contracts with customers	2,181	2,034	3,999	3,976
Leasing revenues	21	20	41	37
Total revenues	$2,202	$2,054	$4,040	$4,013

Contract liabilities

Contract liabilities represent payments received for performance obligations not yet satisfied and relate to deferred revenue and are presented as components of "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Interim Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Opening balance	$67	$114	$67	$61
Revenue recognized that was included in the contract liability balance at the beginning of the period	(7)	(19)	(11)	(23)
Increase due to consideration received, net of revenue recognized during the period	9	150	13	207
Closing balance	$69	$245	$69	$245

4    Other expense

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Foreign exchange gain on debt and lease liabilities	$—	$(52)	$—	$(85)
Other foreign exchange gains	—	(3)	(2)	(2)
Acquisition-related costs (Note 10)	—	209	—	212
Other	7	3	8	4
Other expense	$7	$157	$6	$129

5    Income taxes

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Current income tax expense	$131	$248	$217	$388
Deferred income tax expense	114	9	113	60
Income tax expense	$245	$257	$330	$448

The effective tax rates including discrete items for the three and six months ended June 30, 2022 were 24.21% and 19.59%, respectively, compared to 17.10% and 19.50%, respectively for the same periods of 2021.

For the three months ended June 30, 2022, the effective tax rate was 24.25%, excluding the discrete items of equity earnings of Kansas City Southern ("KCS"), acquisition-related costs incurred by CP of $19 million, and outside basis deferred tax expense of $49 million arising from the difference between the carrying amount of CP's investment in KCS for financial reporting and the underlying tax basis of this investment.

For the three months ended June 30, 2021, the effective tax rate was 24.60%, excluding the discrete items of the merger termination fee of $845 million (U.S. $700 million) received in connection with KCS's termination of the Original Merger Agreement, foreign exchange ("FX") gain of $52 million on debt and lease liabilities, and acquisition-related costs of $308 million.

For the six months ended June 30, 2022, the effective tax rate was 24.25%, excluding the discrete items of equity earnings of KCS, acquisition-related costs incurred by CP of $39 million, and outside basis deferred tax expense of $17 million arising from the difference between the carrying amount of CP's investment in KCS for financial reporting and the underlying tax basis of this investment.

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

6    Earnings per share

Basic earnings per share has been calculated using Net income for the period divided by the weighted-average number of shares outstanding during the period. The number of shares used in the earnings per share calculations are reconciled as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions)	2022	2021	2022	2021
Weighted-average basic shares outstanding	929.9	666.7	929.8	666.6
Dilutive effect of stock options	2.7	3.2	2.9	3.2
Weighted-average diluted shares outstanding	932.6	669.9	932.7	669.8

For the three and six months ended June 30, 2022, there were 0.8 million and 0.4 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2021 - nil).

7    Changes in Accumulated other comprehensive loss ("AOCL") by component

	For the three months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives(1)(2)	Pension and post- retirement defined benefit plans(1)	Equity accounted investments(1)(2)	Total(1)
Opening balance, April 1, 2022	$(531)	$(3)	$(1,884)	$45	$(2,373)
Other comprehensive income before reclassifications	748	—	—	57	805
Amounts reclassified from accumulated other comprehensive loss	—	1	28	—	29
Net other comprehensive income	748	1	28	57	834
Closing balance, June 30, 2022	$217	$(2)	$(1,856)	$102	$(1,539)
Opening balance, April 1, 2021	$112	$(21)	$(2,839)	$(8)	$(2,756)
Other comprehensive loss before reclassifications	(2)	(72)	—	(2)	(76)
Amounts reclassified from accumulated other comprehensive loss	—	2	39	—	41
Net other comprehensive (loss) income	(2)	(70)	39	(2)	(35)
Closing balance, June 30, 2021	$110	$(91)	$(2,800)	$(10)	$(2,791)
(1)Amounts are presented net of tax.
(2) Comparative figures have been reclassified to conform with current period presentation.

	For the six months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives(1)(2)	Pension and post- retirement defined benefit plans(1)	Equity accounted investments(1)(2)	Total(1)
Opening balance, January 1, 2022	$(182)	$(4)	$(1,915)	$(2)	$(2,103)
Other comprehensive income before reclassifications	399	—	—	103	502
Amounts reclassified from accumulated other comprehensive loss	—	2	59	1	62
Net other comprehensive income	399	2	59	104	564
Closing balance, June 30, 2022	$217	$(2)	$(1,856)	$102	$(1,539)
Opening balance, January 1, 2021	$112	$(40)	$(2,878)	$(8)	$(2,814)
Other comprehensive loss before reclassifications	(2)	(55)	—	(2)	(59)
Amounts reclassified from accumulated other comprehensive loss	—	4	78	—	82
Net other comprehensive (loss) income	(2)	(51)	78	(2)	23
Closing balance, June 30, 2021	$110	$(91)	$(2,800)	$(10)	$(2,791)
(1)Amounts are presented net of tax.
(2) Comparative figures have been reclassified to conform with current period presentation.

Amounts in Pension and post-retirement defined benefit plans reclassified from AOCL are as follows:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Recognition of net actuarial loss(1)	$38	$52	$77	$105
Income tax recovery	(10)	(13)	(18)	(27)
Total net of income tax	$28	$39	$59	$78
(1)Impacts "Other components of net periodic benefit recovery" on the Interim Consolidated Statements of Income.

8    Accounts receivable, net

	As at June 30, 2022			As at December 31, 2021
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Total accounts receivable	$736	$265	$1,001	$614	$239	$853
Allowance for credit losses	(24)	(15)	(39)	(20)	(14)	(34)
Total accounts receivable, net	$712	$250	$962	$594	$225	$819

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance	$(22)	$(14)	$(36)	$(24)	$(15)	$(39)
Current period credit loss provision, net	(2)	(1)	(3)	1	—	1
Allowance for credit losses, closing balance	$(24)	$(15)	$(39)	$(23)	$(15)	$(38)

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Allowance for credit losses, opening balance	$(20)	$(14)	$(34)	$(25)	$(15)	$(40)
Current period credit loss provision, net	(4)	(1)	(5)	2	—	2
Allowance for credit losses, closing balance	$(24)	$(15)	$(39)	$(23)	$(15)	$(38)

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

Government assistance related to properties have as a primary condition that CP should purchase, construct, or otherwise acquire property, plant and equipment. Under certain government assistance arrangements, there is a secondary condition which requires CP to repay a portion of the assistance if certain conditions related to the assets are not adhered to during a specified period. In these cases, it is CP's intention to comply with all conditions imposed by the terms of the government assistance. Government assistance received or receivable related to CP's property assets are deducted from the cost of the assets in the Interim Consolidated Balance Sheets within "Properties" and amortized over the same period as the related assets in "Depreciation and amortization" in the Interim Consolidated Statements of Income.

During the three and six months ended June 30, 2022, the Company received $6 million and $19 million, respectively, of government assistance towards the purchase and construction of properties.
As of June 30, 2022, the total Properties balance of $21,502 million is net of $274 million of unamortized government assistance (December 31, 2021 - $259 million), primarily related to the enhancement of CP's track and roadway infrastructure. Amortization expense related to government assistance for the three and six months ended June 30, 2022 was $2 million and $5 million, respectively.

10    Business acquisition

Kansas City Southern

The Company accounts for its investment in KCS using the equity method of accounting while the U.S. Surface Transportation Board ("STB") considers the Company's application to control KCS. The STB review of CP's proposed control of KCS while KCS is in the voting trust is expected to be completed in the first quarter of 2023. The investment in KCS of $43,203 million as at June 30, 2022 includes $208 million and $406 million of equity earnings of KCS for the three and six months ended June 30, 2022, respectively, offset by a dividend received of $334 million on January 27, 2022. Included within the $208 million and $406 million of equity earnings of KCS recognized for the three and six months ended June 30, 2022 was amortization (net of tax), of the approximately $30 billion basis difference, representing the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS as at December 14, 2021, immediately prior to the acquisition by CP. The amortization (net of tax), recognized for the three and six months ended June 30, 2022 was $39 million and $79 million, respectively. The basis difference is related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and is amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments.

During the three and six months ended June 30, 2022, the Company incurred $19 million and $39 million, in acquisition-related costs, respectively, recorded within "Purchased services and other" in the Company's Interim Consolidated Statements of Income. Acquisition-related costs of $14 million and $27 million incurred by KCS during the three and six months ended June 30, 2022 are included within "Equity earnings of Kansas City Southern" in the Company's Interim Consolidated Statements of Income.

During the three and six months ended June 30, 2021, the Company incurred $308 million and $344 million in acquisition-related costs, respectively, of which $99 million and $132 million were recorded within "Purchased services and other" and $209 million and $212 million were recorded within "Other expense", respectively, including the amortization of financing fees associated with new credit facilities. Total financing fees paid for a bridge facility associated with the KCS acquisition during the three and six months ended June 30, 2021 were $12 million and $45 million, respectively, presented under Cash used in financing activities in the Company's Interim Consolidated Statements of Cash Flows.

On May 21, 2021, KCS terminated the Agreement and Plan of Merger entered into on March 21, 2021 (the "Original Merger Agreement") with CP to enter into a definitive agreement with Canadian National Railway. At the same time and in accordance with the terms of the Original Merger Agreement, KCS paid CP a termination fee of $845 million (U.S. $700 million). This amount is reported as "Merger termination fee" in the Company's Interim Consolidated Statements of Income for the three and six months ended June 30, 2021. No similar items were received in the same period of 2022.

11    Investment in KCS

The KCS investment carrying cost of $43,203 million reported on the Company's Interim Consolidated Balance Sheets as at June 30, 2022 reflects the consideration paid to acquire KCS, the asset recorded upon recognition of a deferred tax liability computed on an outside basis (see Note 5), the subsequent recognition of equity earnings, the dividend received from KCS, and foreign currency translation based on the quarter-end exchange rate.

The following table presents summarized financial information for KCS, on its historical cost basis:

Statement of Income

(in millions of Canadian dollars)(1)	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Total revenues	$1,079	$2,065
Total operating expenses	680	1,297
Operating income	399	768
Less: Other(2)	59	98
Income before income taxes	340	670
Net income	$248	$485
(1) Amounts translated at the average FX rate for the three and six months ended June 30, 2022 of $1.00 USD = $1.28 CAD and $1.00 USD = $1.27 CAD, respectively.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

12    Debt

During the six months ended June 30, 2022, the Company repaid at maturity $125 million 5.100% 10-year Medium Term Notes, U.S. $250 million ($313 million) 4.500% 10-year Notes, and a U.S. $76 million ($97 million) 6.99% finance lease.

Credit facility

Effective March 14, 2022, the Company extended the maturity date of the U.S. $500 million unsecured non-revolving term credit facility (the "term facility") to September 15, 2022. As at June 30, 2022, the Company had borrowings of U.S. $400 million ($515 million) under this term facility (December 31, 2021 - U.S. $500 million) at an interest rate of 2.73% (December 31, 2021 - 1.38%).

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $1.3 billion revolving credit facility. As at June 30, 2022, the Company had total commercial paper borrowings of U.S. $540 million ($696 million), included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2021 - U.S. $265 million). The weighted-average interest rate on these borrowings was 2.00% (December 31, 2021 - 0.32%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

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

The Company’s short-term financial instruments may include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings including commercial paper and term loans. The carrying values of short-term financial instruments approximate their fair values.

The carrying value of the Company’s long-term debt and finance lease liabilities does not approximate their fair value. Their estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt and finance lease liabilities, including current maturities, with a carrying value of $18,858 million as at June 30, 2022 (December 31, 2021 - $19,151 million), had a fair value of $17,570 million (December 31, 2021 - $21,265 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge for the three and six months ended June 30, 2022 was an unrealized FX loss of $216 million and $118 million, respectively (three and six months ended June 30, 2021 - unrealized FX gain of $86 million and $162 million, respectively) recognized in “Other comprehensive income (loss)”.

14    Shareholders' equity

On January 27, 2021, the Company announced a normal course issuer bid ("NCIB"), commencing January 29, 2021, to purchase up to 16.7 million Common Shares in the open market for cancellation on or before January 28, 2022. Upon expiry of this NCIB, the Company had not purchased any Common Shares under this NCIB.

15    Pension and other benefits

In the three and six months ended June 30, 2022, the Company made contributions to its defined benefit pension plans of $4 million and $7 million, respectively (three and six months ended June 30, 2021 - $7 million and $11 million, respectively).

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2022	2021	2022	2021
Current service cost (benefits earned by employees)	$37	$43	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	96	88	4	4
Expected return on fund assets	(239)	(240)	—	—
Recognized net actuarial loss	38	51	—	1
Total other components of net periodic benefit (recovery) cost	(105)	(101)	4	5
Net periodic benefit (recovery) cost	$(68)	$(58)	$7	$8

	For the six months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2022	2021	2022	2021
Current service cost (benefits earned by employees)	$74	$86	$5	$6
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	192	176	8	8
Expected return on fund assets	(479)	(480)	—	—
Recognized net actuarial loss	76	103	1	2
Total other components of net periodic benefit (recovery) cost	(211)	(201)	9	10
Net periodic benefit (recovery) cost	$(137)	$(115)	$14	$16

16    Stock-based compensation

As at June 30, 2022, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2022 of $2 million and $46 million, respectively (three and six months ended June 30, 2021 - expense of $25 million and $49 million, respectively).

Stock option plans

In the six months ended June 30, 2022, under CP’s stock option plans, the Company issued 831,052 options at the weighted-average price of $90.91 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $16 million. The weighted-average fair value assumptions were approximately:

For the six months ended June 30, 2022
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	1.60%
Expected share price volatility(3)	26.83%
Expected annual dividends per share(4)	$0.760
Expected forfeiture rate(5)	3.00%
Weighted-average grant date fair value per option granted during the period	$18.76
(1)Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour were used to estimate the expected life of the option.
(2)Based on the implied yield available on zero-coupon government issues with an equivalent term commensurate with the expected option life.
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

Performance share unit plans

During the six months ended June 30, 2022, the Company issued 411,999 Performance Share Units ("PSUs") with a grant date fair value of approximately $36 million and 13,506 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the value of expected future matching units, of approximately $2 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three years after the grant date, contingent upon CP’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with CP.

The performance period for PSUs and PDSUs issued in the six months ended June 30, 2022 is January 1, 2022 to December 31, 2024 and the performance factors are Free Cash Flow ("FCF"), Adjusted Net Debt to Adjusted earnings before interest, tax, depreciation, and amortization ("EBITDA") Modifier, Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to S&P 500 Industrials Index.

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

Deferred share unit plan

During the six months ended June 30, 2022, the Company granted 46,930 Deferred Share Units ("DSUs") with a grant date fair value of approximately $4 million. DSUs vest over various periods of up to 36 months and are only redeemable for a specified period after employment is terminated. The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

17    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2022 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position or results of operations. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021 with oral arguments ending on June 15, 2022. A decision is expected by December 15, 2022. A damages trial will follow if necessary.

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
(7)The class and mass tort action commenced against CP in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against CP in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that CP negligently misclassified and improperly packaged the petroleum crude oil. On CP’s motion, the Maine Actions were dismissed. The plaintiffs appealed the dismissal decision to the United States First Circuit Court of Appeals, which dismissed the plaintiffs' appeal on June 2, 2021. The plaintiffs further petitioned the United States First Circuit Court of Appeals for a rehearing, which was denied on September 8, 2021. On January 24, 2022, the plaintiffs further appealed to the U.S. Supreme Court on two bankruptcy procedural grounds. On May 31, 2022, the U.S. Supreme Court denied the petition, thereby rejecting the plaintiffs' appeal.

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against CP in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgment motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. This action is scheduled for trial on November 7 to 11, 2022.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three and six months ended June 30, 2022 was $2 million and $4 million (three and six months ended June 30, 2021 - $2 million and $4 million, respectively). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. The total amount provided as at June 30, 2022 was $81 million (December 31, 2021 - $79 million). Payments are expected to be made over 10 years through 2031.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three and six months ended June 30, 2022 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2021 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Second Quarter of 2022 Results

•Financial performance - In the second quarter of 2022, CP reported Diluted earnings per share ("EPS") of $0.82, a decrease of 56% compared to the same period of 2021. This decrease was primarily due to the merger termination fee received in the second quarter of 2021 as a result of Kansas City Southern's ("KCS") termination of the Agreement and Plan of Merger (the "Original Merger Agreement") and a higher average number of shares outstanding due to shares issued for the KCS acquisition, partially offset by lower KCS acquisition-related costs and equity earnings of KCS. Core adjusted diluted EPS was $0.95 in the second quarter of 2022, a decrease of 8% compared to the same period of 2021. This decrease was primarily due to a higher average number of shares outstanding due to shares issued for the KCS acquisition and higher interest expense primarily due to debt issued related to the KCS acquisition, partially offset by equity earnings of KCS, excluding the impact of KCS purchase accounting and acquisition-related costs incurred by KCS.

CP reported Net income of $765 million in the second quarter of 2022, a decrease of 39% compared to the same period of 2021. This decrease was primarily due to the merger termination fee received in the second quarter of 2021 as a result of KCS's termination of the Original Merger Agreement, partially offset by lower KCS acquisition-related costs and equity earnings of KCS. Core adjusted income was $882 million in the second quarter of 2022, an increase of 28% compared to the same period of 2021. This increase was primarily due to equity earnings of KCS, excluding the impact of KCS purchase accounting and acquisition-related costs incurred by KCS, partially offset by higher interest expense primarily due to debt issued related to the KCS acquisition.

CP reported an Operating ratio of 60.6% in the second quarter of 2022, a 50 basis point increase compared to the same period of 2021. This increase was primarily due to the unfavourable impact of changes in fuel prices, net of recoveries, and lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts, partially offset by lower KCS acquisition-related costs. Adjusted operating ratio was 59.7%, a 440 basis point increase compared to the same period of 2021. This increase was primarily due to the same factors discussed above for the increase in Operating ratio, except that Adjusted operating ratio excludes the acquisition-related costs associated with the KCS transaction that were recognized in Purchased services and other in both periods.

Core adjusted diluted EPS, Core adjusted income, and Adjusted operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues - Total revenues increased by 7% in the second quarter of 2022 to $2,202 million compared to the same period of 2021. This increase was primarily due to increased freight revenue per RTM, partially offset by lower volumes as measured by RTMs.

•Operating performance - CP's average train weight increased by 2% to 10,258 tons and average train length increased by 2% to 8,515 feet, compared to the same period in 2021. These increases were a result of improvements in operating plan efficiency and continued improvements in bulk train efficiency due to moving heavier and longer Potash trains. These metrics are discussed further in Performance Indicators of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•On July 20, 2022, KCS and its affiliate Kansas City Southern de México, S.A. de C.V. ("KCSM") announced an agreement extending the concession exclusivity rights granted to KCSM for an additional 10 years.

KCSM reached an agreement with the Mexican Ministry of Infrastructure, Communications and Transportation ("SICT") to fund a new investment in the Celaya-NBA Line Railway Bypass and other infrastructure. As part of the agreement, the SICT has authorized the amendment of KCSM's Concession Title effective July 14, 2022, to extend the exclusivity rights granted to KCSM for an additional period of 10 years. Under this amendment, KCSM's exclusivity will now expire in 2037.

The U.S. Surface Transportation Board's ("STB") review of CP's proposed control of KCS is expected to be completed in the first quarter of 2023. Prior to obtaining STB control approval, KCS's management and Board of Directors will continue to steward KCS while it is in trust, pursuing its independent business plan and growth strategies.

Specific risk factors related to the KCS acquisition and pending KCS business combination are provided in Part I, Item 1A. Risk Factors of the Company's 2021 Annual Report on Form 10-K.

Prior Developments

•On April 27, 2022, at the Company's Annual and Special Meeting of Shareholders, all nine director nominees were elected.

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

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2022	2021	% Change	2022	2021	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	68,847	71,355	(4)	131,030	142,682	(8)
Train miles (thousands)	7,259	7,605	(5)	14,152	15,407	(8)
Average train weight - excluding local traffic (tons)	10,258	10,101	2	10,015	9,945	1
Average train length - excluding local traffic (feet)	8,515	8,335	2	8,289	8,150	2
Average terminal dwell (hours)	7.6	6.8	12	8.1	7.1	14
Average train speed (miles per hour, or "mph")	21.7	21.8	—	21.5	21.3	1
Locomotive productivity (GTMs / operating horsepower)	207	208	—	192	205	(6)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.930	0.918	1	0.960	0.938	2
Total Employees and Workforce
Total employees (average)	12,509	12,688	(1)	12,138	12,375	(2)
Total employees (end of period)	12,711	12,709	—	12,711	12,709	—
Workforce (end of period)	12,758	12,749	—	12,758	12,749	—
Safety Indicators(1)
FRA personal injuries per 200,000 employee-hours	0.66	0.80	(18)	1.00	0.98	2
FRA train accidents per million train-miles	1.11	0.47	136	1.08	0.94	15
(1)Federal Railroad Administration ("FRA") personal injuries per 200,000 employee-hours for the three and six months ended June 30, 2021, previously reported as 0.77 and 0.96, were restated to 0.80 and 0.98, respectively in this report. FRA train accidents per million train-miles for the three and six months ended June 30, 2021, previously reported as 0.36 and 0.88, were restated to 0.47 and 0.94, respectively in this report. These restatements reflect new information available within specified periods stipulated by the FRA but that exceed the Company's financial reporting timeline.

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

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

•A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs decreased by 4% in the second quarter of 2022 compared to the same period of 2021. This decrease was mainly attributable to lower volumes of Canadian grain and Coal. This decrease was partially offset by higher volumes of U.S. grain, Intermodal, Potash, and frac sand.

•Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicate improved train productivity. Train miles decreased by 5% in the second quarter of 2022 compared to the same period of 2021. This decrease reflects the impact of a 4% decrease in workload (GTMs) and a 2% increase in train weights.

•Average train weight is defined as the average gross weight of CP trains, both loaded and empty. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. An increase in average train weight indicates improved asset utilization and may also be the result of moving heavier commodities. Average train weight increased by 2% in the second quarter of 2022 compared to the same period of 2021. This increase was a result of improvements in operating plan efficiency and moving longer and heavier Potash trains.

•Average train length is defined as the average total length of CP trains, both loaded and empty. This includes all cars and locomotives on the train and is calculated as the sum of each car or locomotive's length multiplied by the distance travelled, divided by train miles. This excludes trains in short-haul service, work trains used to move CP’s track equipment and materials, and the haulage of other railways’ trains on CP’s network. An increase in average train length indicates improved asset utilization. Average train length increased by 2% in the second quarter of 2022 compared to the same period of 2021. This increase was a result of improvements in operating plan efficiency and higher volumes of Intermodal, which move in longer trains.

•Average terminal dwell is defined as the average time a freight car resides within terminal boundaries expressed in hours. The timing starts with a train arriving at the terminal, a customer releasing the car to the Company, or a car arriving at interchange from another railway. The timing ends when the train leaves, a customer receives the car from CP, or the freight car is transferred to another railway. Freight cars are excluded if they are being stored at the terminal or used in track repairs. A decrease in average terminal dwell indicates improved terminal performance resulting in faster cycle times and improved railcar utilization. Average terminal dwell increased by 12% in the second quarter of 2022 compared to the same period of 2021, primarily as a result of proportionally lower volumes of bulk commodities which require less processing time in yards.

•Average train speed is defined as a measure of the line-haul movement from origin to destination including terminal dwell hours. It is calculated by dividing the total train miles travelled by the total train hours operated. This calculation does not include delay time related to customers or foreign railroads and excludes the time and distance travelled by: i) trains used in or around CP’s yards; ii) passenger trains; and iii) trains used for repairing track. An increase in average train speed indicates improved on-time performance resulting in improved asset utilization. Average train speed was flat in the second quarter of 2022 compared to the same period of 2021.

•Locomotive productivity is defined as the daily average GTMs divided by daily average operating horsepower. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. An increase in locomotive productivity indicates more efficient locomotive utilization and may also be the result of moving heavier commodities. Locomotive productivity was flat in the second quarter of 2022 compared to the same period of 2021.

•Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and CP's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency decreased by 1% in the second quarter of 2022 compared to the same period of 2021. This decrease in efficiency was due to lower volumes of Canadian grain, which has higher horsepower utilization.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

•GTMs decreased by 8% for the first six months of 2022 compared to the same period of 2021. This decrease was mainly attributable to lower volumes of Canadian grain, Coal, and Energy, chemicals and plastics. This decrease was partially offset by higher volumes of U.S. grain, Intermodal, and Potash.

•Train miles decreased by 8% for the first six months of 2022 compared to the same period of 2021. This decrease reflected the impact of an 8% decrease in workload (GTMs) and a 1% increase in average train weights.

•Average train weight increased by 1% for the first six months of 2022 compared to the same period of 2021. This increase was a result of improvements in operating plan efficiency and moving longer and heavier Potash trains. This increase was partially offset by lower volumes of heavier commodities, such as Canadian grain and Coal.

•Average train length increased by 2% for the first six months of 2022 from the same period of 2021. This increase was primarily due to improvements in operating plan efficiency.

•Average terminal dwell increased by 14% in the first six months of 2022 compared to the same period of 2021. This increase was primarily the result of proportionally lower volumes of bulk commodities, which require less processing time in yards, and harsher winter operating conditions in the first quarter of 2022.

•Average train speed increased by 1% in the first six months of 2022 compared to the same period of 2021. This increase was primarily the result of lower volumes of Canadian grain and Coal trains through western Canada, which generally have lower train speeds.

•Locomotive productivity decreased by 6% in the first six months of 2022 compared to the same period of 2021, as a result of harsher winter operating conditions in the first quarter of 2022.

•Fuel efficiency decreased by 2% in the first six months of 2022 compared to the same period of 2021. This decrease in efficiency was due to lower locomotive productivity and harsher winter operating conditions in the first quarter of 2022, and lower volumes of Canadian grain, which has higher horsepower utilization.

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

The average number of total employees decreased by 1% and 2% for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021. The decrease in average number of employees was due to reduced workload as measured in GTMs. The total number of employees and total workforce as at June 30, 2022 were flat compared to June 30, 2021.

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

The FRA personal injuries per 200,000 employee-hours frequency is the number of personal injuries, multiplied by 200,000 and divided by total employee hours. Personal injuries are defined as injuries that require employees to lose time away from work, modify their normal duties or obtain medical treatment beyond minor first aid. FRA employee-hours are the total hours worked, excluding vacation and sick time, by all employees, excluding contractors. The FRA personal injuries per 200,000 employee-hours frequency for CP was 0.66 in the second quarter of 2022, a decrease from 0.80 in the same period of 2021. For the first six months of 2022, the FRA personal injury rate per 200,000 employee-hours for CP was 1.00, an increase from 0.98 in the same period of 2021.

The FRA train accidents per million train-miles frequency is the number of train accidents, multiplied by 1,000,000 and divided by total train miles. Train accidents included in this metric meet or exceed the FRA reporting threshold of U.S. $11,300 in 2022 and U.S. $11,200 in damage for 2021. The FRA train accidents per million train-miles was 1.11 in the second quarter of 2022, an increase from 0.47 in the same period of 2021. For the first six months of 2022, the FRA train accidents per million train-miles was 1.08, an increase from 0.94 in the same period of 2021.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and six months ended, June 30, 2022 and the comparative figures in 2021. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2022	2021	2022	2021
Financial Performance and Liquidity
Total revenues	$2,202	$2,054	$4,040	$4,013
Operating income	868	820	1,403	1,600
Adjusted operating income(1)	887	919	1,442	1,732
Net income	765	1,246	1,355	1,848
Core adjusted income(1)	882	689	1,510	1,289
Basic EPS	0.82	1.87	1.46	2.77
Diluted EPS	0.82	1.86	1.45	2.76
Core adjusted diluted EPS(1)	0.95	1.03	1.62	1.92
Dividends declared per share	0.190	0.190	0.380	0.380
Cash provided by operating activities	707	1,954	1,320	2,536
Cash used in investing activities	(362)	(405)	(568)	(691)
Cash used in financing activities	(297)	(1,016)	(688)	(1,096)
Free cash(1)	369	746	793	1,042
Financial Position	As at June 30, 2022		As at December 31, 2021
Total assets	$69,874		$68,177
Total long-term debt, including current portion	20,070		20,127
Total shareholders’ equity	35,414		33,829
	For the three months ended June 30		For the six months ended June 30
Financial Ratios	2022	2021	2022	2021
Operating ratio(2)	60.6%	60.1%	65.3%	60.1%
Adjusted operating ratio(1)	59.7%	55.3%	64.3%	56.8%
	For the twelve months ended June 30
	2022		2021
Return on average shareholders' equity(3)	10.6%		39.5%
Adjusted return on invested capital ("Adjusted ROIC")(1)	8.5%		16.7%
Long-term debt to Net income ratio(4)	8.5		2.7
Adjusted net debt to adjusted EBITDA ratio(1)	4.6		2.0
Pro-forma adjusted Net Debt to Pro-forma adjusted EBITDA Ratio(1)	4.2		N/A
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
(3)Return on average shareholders' equity is defined as Net income divided by average shareholders' equity, averaged between the beginning and ending balance over a twelve month period, further discussed in Results of Operations of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4)Long-term debt to Net income ratio is defined as long-term debt, including long-term debt maturing within one year, divided by Net income, further discussed in Liquidity and Capital Resources of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Income

Operating income was $868 million in the second quarter of 2022, an increase of $48 million, or 6%, from $820 million in the same period of 2021. This increase was primarily due to:
•lower acquisition-related costs of $80 million associated with the KCS acquisition that were recognized in Purchased services and other;
•higher freight rates;
•the favourable impact of changes in fuel prices of $36 million; and
•lower stock-based compensation of $23 million primarily driven by the impact of changes in share price.

This increase was partially offset by:
•lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts;
•cost inflation; and
•lower freight volumes as measured by RTMs.

Adjusted operating income was $887 million in the second quarter of 2022, a decrease of $32 million, or 3%, from $919 million in the same period of 2021. This decrease was primarily due to:
•lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts;
•cost inflation; and
•lower freight volumes as measured by RTMs.

This decrease was partially offset by:
•higher freight rates;
•the favourable impact of changes in fuel prices of $36 million; and
•lower stock-based compensation of $23 million primarily driven by the impact of changes in share price.

Net income was $765 million in the second quarter of 2022, a decrease of $481 million, or 39%, from $1,246 million in the same period of 2021. This decrease was primarily due to:
•the $845 million merger termination fee received in the second quarter of 2021 in connection with KCS's termination of the Original Merger Agreement;
•higher interest expense primarily due to debt issued related to the KCS acquisition; and
•no FX translation gain on U.S. dollar-denominated debt and lease liabilities compared to $52 million recognized in 2021.

This decrease was partially offset by:
•lower acquisition-related costs associated with the KCS transaction of $209 million in Other expense;
•equity earnings of KCS of $208 million; and
•higher operating income of $48 million.

Core adjusted income was $882 million in the second quarter of 2022, an increase of $193 million, or 28%, from $689 million in the same period of 2021. This increase was due to equity earnings of KCS, excluding the impact of KCS purchase accounting of $39 million and acquisition-related costs of $14 million, and lower income tax expense due to lower taxable earnings, partially offset by higher interest expense primarily due to debt issued related to the KCS acquisition and lower Adjusted operating income of $32 million.

Diluted Earnings per Share

Diluted EPS was $0.82 in the second quarter of 2022, a decrease of $1.04, or 56%, from $1.86 in the same period of 2021. This decrease was due to lower Net income and a higher average number of outstanding shares driven by shares issued for the KCS acquisition.

Core adjusted diluted EPS was $0.95 in the second quarter of 2022, a decrease of $0.08, or 8%, from $1.03 in the same period of 2021. This decrease was due to a higher average number of outstanding shares driven by shares issued for the KCS acquisition, partially offset by higher Core adjusted income.

Operating Ratio

The Operating ratio provides the percentage of revenues used to operate the railway. A lower percentage normally indicates higher efficiency in the operation of the railway. The Company’s Operating ratio was 60.6% in the second quarter of 2022, a 50 basis point increase from 60.1% in the same period of 2021. This increase was primarily due to:
•the unfavourable impact of changes in fuel prices, net of recoveries;
•lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts;

•cost inflation; and
•higher depreciation and amortization.

This increase was partially offset by:
•lower acquisition-related costs associated with the KCS transaction that were recognized in Purchased services and other;
•higher freight rates; and
•lower stock-based compensation primarily driven by the impact of changes in share price.

Adjusted operating ratio was 59.7% in the second quarter of 2022, a 440 basis point increase from the same period of 2021. This increase was primarily due to the same factors discussed above for the increase in Operating ratio, except that Adjusted operating ratio excludes the acquisition-related costs associated with the KCS transaction that were recognized in Purchased services and other in both periods.

Adjusted operating income, Core adjusted income, Core adjusted diluted EPS, and Adjusted Operating ratio are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Return on average shareholders' equity was 10.6% for the twelve months ended June 30, 2022, a 2,890 basis point decrease compared to 39.5% for the twelve months ended June 30, 2021. This decrease was primarily due to higher average shareholders' equity driven by shares issued for the KCS acquisition and lower accumulated Net income.

Adjusted ROIC was 8.5% for the twelve months ended June 30, 2022, an 820 basis point decrease compared to 16.7% for the twelve months ended June 30, 2021. This decrease was primarily due to higher average long-term debt and shares issued for the KCS acquisition, partially offset by higher Adjusted income. Adjusted ROIC is a Non-GAAP measure, which is defined and reconciled from Return on average shareholders' equity, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Income

Operating income was $1,403 million in the first six months of 2022, a decrease of $197 million, or 12%, from $1,600 million in the same period of 2021. This decrease was primarily due to:
•lower volumes as measured by RTMs;
•lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts;
•cost inflation; and
•a gain on exchange of property and construction easements in Chicago of $50 million in 2021.

This decrease was partially offset by:
•higher freight rates;
•lower acquisition-related costs of $93 million associated with the KCS acquisition that were recognized in Purchased services and other; and
•the favourable impact of changes in fuel prices of $53 million.

Adjusted operating income was $1,442 million in the first six months of 2022, a decrease of $290 million, or 17%, from $1,732 million in the same period of 2021. This decrease reflected the same factors discussed above for the decrease in Operating income, except that Adjusted operating income excludes the acquisition-related costs associated with the KCS acquisition that were recognized in Purchased services and other in both periods.

Net income was $1,355 million in the first six months of 2022, a decrease of $493 million, or 27%, from $1,848 million in the same period of 2021. This decrease was primarily due to:
•the $845 million merger termination payment received in the second quarter of 2021 in connection with KCS's termination of the Original Merger Agreement;
•lower Operating income of $197 million;
•higher interest expense primarily due to debt issued related to the KCS acquisition; and
•no FX translation gain on U.S. dollar-denominated debt and lease liabilities compared to $85 million recognized in 2021.

This decrease was partially offset by:
•equity earnings of KCS of $406 million;
•lower acquisition-related costs associated with the KCS transaction of $212 million in Other expense; and
•lower income tax expense due to lower taxable earnings.

Core adjusted income was $1,510 million in the first six months of 2022, an increase of $221 million, or 17%, from $1,289 million in the same period of 2021. This increase was due to equity earnings of KCS, excluding the impact of KCS purchase accounting of $79 million and acquisition-related costs of $27 million, and lower income tax expense due to lower taxable earnings, partially offset by higher interest expense primarily due to debt issued related to the KCS acquisition and lower Adjusted operating income of $290 million.

Diluted Earnings per Share

Diluted EPS was $1.45 in the first six months of 2022, a decrease of $1.31, or 47%, from $2.76 in the same period of 2021. This decrease was due to lower Net income and a higher average number of outstanding shares driven by shares issued for the KCS acquisition.

Core adjusted diluted EPS was $1.62 in the first six months of 2022, a decrease of $0.30, or 16%, from $1.92 in the same period of 2021. This decrease was due to a higher average number of outstanding shares driven by shares issued for the KCS acquisition, partially offset by higher Core adjusted income.

Operating Ratio

The Company’s Operating ratio was 65.3% in the first six months of 2022, a 520 basis point increase from 60.1% in the same period of 2021. This increase was primarily due to:
•lower volumes as measured by RTMs;
•cost inflation;
•the unfavourable impact of changes in fuel prices, net of fuel recoveries;
•lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts; and
•a gain on the exchange of property and construction easements in Chicago in 2021.

This increase was partially offset by lower acquisition-related costs associated with the KCS acquisition that were recognized in Purchased services and other and higher freight rates.

Adjusted operating ratio was 64.3% in the first six months of 2022, a 750 basis point increase from 56.8% in the same period of 2021. This increase was due to the same factors as discussed above for the increase in operating ratio, except that Adjusted operating ratio excludes the acquisition-related costs associated with the KCS transaction that were recognized in Purchased services and other in both periods.

Adjusted operating income, Core adjusted income, Core adjusted diluted EPS, and Adjusted Operating ratio are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of FX on Earnings

Fluctuations in FX affect the Company’s results because U.S. dollar-denominated revenues and expenses are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar.

On July 22, 2022, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was U.S. $1.00 = $1.29 Canadian dollar.

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

Average exchange rates (Canadian/U.S. dollar)	2022	2021
For the three months ended - June 30	$1.28	$1.23
For the six months ended - June 30	$1.27	$1.25

Ending exchange rates (Canadian/U.S. dollar)	2022	2021
Beginning of year - January 1	$1.28	$1.28
Beginning of quarter - April 1	$1.25	$1.26
End of quarter - June 30	$1.29	$1.24

	For the three months ended June 30		For the six months ended June 30
High/Low exchange rates (Canadian/U.S. dollar)	2022	2021	2022	2021
High	$1.31	$1.26	$1.31	$1.28
Low	$1.25	$1.20	$1.25	$1.20

In the second quarter of 2022, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $33 million, an increase in total operating expenses of $17 million, and an increase in interest expense of $4 million from the same period of 2021. In the first six months of 2022, the impact of a stronger U.S. dollar resulted in an increase in total revenues of $34 million, an increase in total operating expenses of $17 million, and an increase in interest expense of $4 million from the same period of 2021.
There was no material change in the impact of FX on total revenues and operating expenses during the second quarter and first six months ended June 30, 2022 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk in CP's 2021 Annual Report on Form 10-K.

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of CP's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from CP's fuel cost adjustment program. The following table indicates the average fuel price for the three and six months ended June 30, 2022 and the comparative periods of 2021.

Average Fuel Price (U.S. dollars per U.S. gallon)	2022	2021
For the three months ended - June 30	$4.55	$2.71
For the six months ended - June 30	$4.03	$2.54

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the second quarter of 2022, the favourable impact of fuel prices on Operating income was $36 million. Higher fuel prices and increased carbon tax recoveries resulted in an increase in Total revenues of $192 million. Higher fuel prices resulted in an increase in Total operating expenses of $156 million from the same period of 2021.

In the first six months of 2022, the favourable impact of fuel prices on Operating income was $53 million. Higher fuel prices and increased carbon tax recoveries resulted in an increase in Total revenues of $305 million. Higher fuel prices resulted in Total operating expenses of $252 million from the same period of 2021.

Impact of Share Price on Earnings

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP". The following tables indicate the opening and closing Common Share price on the TSX and the NYSE for the three and six months ended June 30, 2022 and the comparative periods in 2021.

TSX (in Canadian dollars)	2022	2021
Opening Common Share price, as at January 1	$90.98	$88.31
Ending Common Share price, as at March 31	$103.18	$96.00
Ending Common Share price, as at June 30	$89.91	$95.32
Change in Common Share price for the three months ended June 30	$(13.27)	$(0.68)
Change in Common Share price for the six months ended June 30	$(1.07)	$7.01

NYSE (in U.S. dollars)	2022	2021
Opening Common Share price, as at January 1	$71.94	$69.34
Ending Common Share price, as at March 31	$82.54	$75.86
Ending Common Share price, as at June 30	$69.84	$76.91
Change in Common Share price for the three months ended June 30	$(12.70)	$1.05
Change in Common Share price for the six months ended June 30	$(2.10)	$7.57

In the second quarter of 2022, the impact of the change in Common Share prices resulted in a decrease in stock-based compensation expense of $24 million compared to a negligible change in the same period of 2021.

In the first six months of 2022, the impact of the change in Common Share prices resulted in a decrease in stock-based compensation expense of $3 million compared to an increase of $17 million in the same period of 2021.

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

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$2,154	$2,008	$146	7	6
Non-freight revenues (in millions)	48	46	2	4	2
Total revenues (in millions)	$2,202	$2,054	$148	7	6
Carloads (in thousands)	712.7	723.5	(10.8)	(1)	N/A
Revenue ton-miles (in millions)	38,093	39,061	(968)	(2)	N/A
Freight revenue per carload (in dollars)	$3,022	$2,775	$247	9	7
Freight revenue per revenue ton-mile (in cents)	5.65	5.14	0.51	10	8
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $2,154 million in the second quarter of 2022, an increase of $146 million, or 7%, from $2,008 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, partially offset by lower volumes as measured by RTMs.

RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. RTMs for the second quarter of 2022 were 38,093 million, a decrease of 968 million, or 2%, from 39,061 million in the same period of 2021. This decrease was mainly attributable to lower volumes of Canadian grain and Coal. This decrease was partially offset by higher volumes of U.S. grain, Intermodal, Potash, and frac sand.

Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per RTM was 5.65 cents in the second quarter of 2022, an increase of 0.51 cents, or 10%, from 5.14 cents in the same period of 2021. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $192 million, higher freight rates, and the favourable impact of the change in FX of $32 million. This increase was partially offset by lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts.

Carloads are defined as revenue-generating shipments of containers and freight cars. Carloads were 712.7 thousand in the second quarter of 2022, a decrease of 10.8 thousand, or 1%, from 723.5 thousand in the same period of 2021. This decrease was primarily due to lower volumes of Canadian grain and Coal. This decrease was partially offset by higher volumes of Intermodal, frac sand, and U.S. grain.

Freight revenue per carload is defined as freight revenue per revenue-generating shipment of containers or freight cars. This is an indicator of yield. Freight revenue per carload was $3,022 in the second quarter of 2022, an increase of $247, or 9%, from $2,775 in the same period of 2021. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $192 million, higher freight rates, and the favourable impact of the change in FX of $32 million. This increase was partially offset by lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts.

Non-freight revenues were $48 million in the second quarter of 2022, an increase of $2 million, or 4%, from $46 million in the same period of 2021. This increase was primarily due to higher revenue from passenger service operators.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$3,950	$3,926	$24	1	—
Non-freight revenues (in millions)	90	87	3	3	2
Total revenues (in millions)	$4,040	$4,013	$27	1	—
Carloads (in thousands)	1,338.4	1,414.9	(76.5)	(5)	N/A
Revenue ton-miles (in millions)	71,786	78,334	(6,548)	(8)	N/A
Freight revenue per carload (in dollars)	$2,951	$2,775	$176	6	5
Freight revenue per revenue ton-mile (in cents)	5.50	5.01	0.49	10	9
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Freight revenues were $3,950 million in the first six months of 2022, an increase of $24 million, or 1%, from $3,926 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, partially offset by lower volumes as measured by RTMs.

RTMs for the first six months of 2022 were 71,786 million, a decrease of 6,548 million, or 8% from 78,334 million in the same period of 2021. This decrease was mainly attributable to lower volumes of Canadian grain, Coal, and Energy, chemicals and plastics. This decrease was partially offset by higher volumes of U.S. grain, Intermodal, and Potash.

Freight revenue per RTM was 5.50 cents in the first six months of 2022, an increase of 0.49 cents, or 10%, from 5.01 cents in the same period in 2021. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $305 million, higher freight rates, and the favourable impact of the change in FX of $33 million. This increase was partially offset by lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts.

Carloads were 1,338.4 thousand in the first six months of 2022, a decrease of 76.5 thousand, or 5%, from 1,414.9 thousand in the same period of 2021. This decrease was primarily due to lower volumes of Canadian grain, Energy, chemicals and plastics, Coal, and Automotive. This decrease was partially offset by higher volumes of Intermodal, frac sand, and U.S. grain.

Freight revenue per carload was $2,951 in the first six months of 2022, an increase of $176, or 6%, from $2,775 in the same period of 2021. This increase was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $305 million, higher freight rates, and the favourable impact of the change in FX of $33 million. This increase was partially offset by lower crude liquidated damages, including customer volume commitments, due to the completion of customer contracts.

Non-freight revenues were $90 million in the first six months of 2022, an increase of $3 million, or 3%, from $87 million in the same period of 2021. This increase was primarily due to higher revenue from passenger service operators and higher revenue recognized for construction easements in Chicago, partially offset by lower revenue from logistical services.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with CP's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $359 million in the second quarter of 2022, an increase of $226 million, or 170%, from $133 million in the same period of 2021. This increase was primarily due to higher fuel prices and increased carbon tax recoveries.

In the first six months of 2022, fuel surcharge revenues were $548 million, an increase of $330 million, or 151%, from $218 million in the same period of 2021. This increase was primarily due to higher fuel prices and increased carbon tax recoveries.

Lines of Business

Grain

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$370	$444	$(74)	(17)	(18)
Carloads (in thousands)	84.1	118.4	(34.3)	(29)	N/A
Revenue ton-miles (in millions)	7,784	10,076	(2,292)	(23)	N/A
Freight revenue per carload (in dollars)	$4,400	$3,750	$650	17	16
Freight revenue per revenue ton-mile (in cents)	4.75	4.41	0.34	8	6
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $370 million in the second quarter of 2022, a decrease of $74 million, or 17%, from $444 million in the same period of 2021. This decrease was primarily due to lower volumes of Canadian grain to Vancouver and eastern Canada due to drought conditions that impacted the Canadian crop size. This decrease was partially offset by higher volumes of U.S. corn from the U.S. Midwest to western Canada and the U.S. Pacific Northwest and increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher freight rates. RTMs decreased less than carloads due to moving higher volumes of U.S. corn from the U.S. Midwest to western Canada and the U.S. Pacific Northwest, which have longer lengths of haul.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$730	$892	$(162)	(18)	(19)
Carloads (in thousands)	167.8	234.8	(67.0)	(29)	N/A
Revenue ton-miles (in millions)	15,758	20,849	(5,091)	(24)	N/A
Freight revenue per carload (in dollars)	$4,350	$3,799	$551	15	14
Freight revenue per revenue ton-mile (in cents)	4.63	4.28	0.35	8	7
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grain revenue was $730 million in the first six months of 2022, a decrease of $162 million, or 18%, from $892 million in the same period of 2021. This decrease was primarily due to lower volumes of Canadian grain to Vancouver and eastern Canada due to drought conditions that impacted the Canadian crop size. This decrease was partially offset by higher volumes of U.S. corn from the U.S. Midwest to western Canada and increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX. RTMs decreased less than carloads due to moving higher volumes of U.S. corn from the U.S. Midwest to western Canada, which have longer lengths of haul.

Coal

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$163	$170	$(7)	(4)	(4)
Carloads (in thousands)	71.7	78.8	(7.1)	(9)	N/A
Revenue ton-miles (in millions)	4,183	4,837	(654)	(14)	N/A
Freight revenue per carload (in dollars)	$2,273	$2,157	$116	5	5
Freight revenue per revenue ton-mile (in cents)	3.90	3.51	0.39	11	11
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $163 million in the second quarter of 2022, a decrease of $7 million, or 4%, from $170 million in the same period of 2021. This decrease was primarily due to lower volumes of Canadian coal to Vancouver and lower volumes of U.S. coal to the U.S. Midwest. This decrease was partially offset by higher volumes of Canadian coal to Kamloops, B.C. and increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of Canadian coal to

Vancouver, which has a longer length of haul, and moving higher volumes of Canadian coal to Kamloops, B.C., which has a shorter length of haul.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$302	$333	$(31)	(9)	(9)
Carloads (in thousands)	141.6	150.8	(9.2)	(6)	N/A
Revenue ton-miles (in millions)	8,180	10,117	(1,937)	(19)	N/A
Freight revenue per carload (in dollars)	$2,133	$2,208	$(75)	(3)	(3)
Freight revenue per revenue ton-mile (in cents)	3.69	3.29	0.40	12	12
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Coal revenue was $302 million in the first six months of 2022, a decrease of $31 million, or 9%, from $333 million in the same period of 2021. This decrease was primarily due to lower volumes of Canadian coal to Vancouver, partially offset by higher volumes of Canadian coal to Kamloops, B.C. and increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices. RTMs decreased more than carloads due to moving lower volumes of Canadian coal to Vancouver, which has a longer length of haul, and moving higher volumes of Canadian coal to Kamloops, B.C., which has a shorter length of haul.

Potash

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$171	$134	$37	28	26
Carloads (in thousands)	47.3	44.6	2.7	6	N/A
Revenue ton-miles (in millions)	5,481	4,978	503	10	N/A
Freight revenue per carload (in dollars)	$3,615	$3,004	$611	20	19
Freight revenue per revenue ton-mile (in cents)	3.12	2.69	0.43	16	14
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $171 million in the second quarter of 2022, an increase of $37 million, or 28%, from $134 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and higher volumes of export potash to Thunder Bay, Vancouver, and the U.S. Pacific Northwest. This increase was partially offset by lower volumes of domestic potash. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher freight rates. RTMs increased more than carloads due to moving higher volumes of export potash, which has a longer length of haul.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$275	$235	$40	17	16
Carloads (in thousands)	79.4	79.0	0.4	1	N/A
Revenue ton-miles (in millions)	9,133	8,764	369	4	N/A
Freight revenue per carload (in dollars)	$3,463	$2,975	$488	16	15
Freight revenue per revenue ton-mile (in cents)	3.01	2.68	0.33	12	11
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potash revenue was $275 million in the first six months of 2022, an increase of $40 million, or 17%, from $235 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and higher volumes of export potash to the U.S. Pacific Northwest and Thunder Bay. This increase was partially offset by lower volumes of domestic potash. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of export potash, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$85	$78	$7	9	6
Carloads (in thousands)	16.0	17.0	(1.0)	(6)	N/A
Revenue ton-miles (in millions)	1,228	1,263	(35)	(3)	N/A
Freight revenue per carload (in dollars)	$5,313	$4,588	$725	16	13
Freight revenue per revenue ton-mile (in cents)	6.92	6.18	0.74	12	9
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $85 million in the second quarter of 2022, an increase of $7 million, or 9%, from $78 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and higher volumes of dry fertilizers. This increase was partially offset by lower volumes of wet fertilizers and sulphur. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher freight rates. RTMs decreased less than carloads due to moving higher volumes of dry fertilizers from the U.S. Midwest to western Canada, which has a longer length of haul.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$163	$155	$8	5	3
Carloads (in thousands)	31.9	33.3	(1.4)	(4)	N/A
Revenue ton-miles (in millions)	2,447	2,532	(85)	(3)	N/A
Freight revenue per carload (in dollars)	$5,110	$4,655	$455	10	8
Freight revenue per revenue ton-mile (in cents)	6.66	6.12	0.54	9	7
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fertilizers and sulphur revenue was $163 million in the first six months of 2022, an increase of $8 million, or 5%, from $155 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, partially offset by lower volumes of wet fertilizers. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX.

Forest Products

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$104	$90	$14	16	12
Carloads (in thousands)	19.4	18.9	0.5	3	N/A
Revenue ton-miles (in millions)	1,517	1,508	9	1	N/A
Freight revenue per carload (in dollars)	$5,361	$4,762	$599	13	9
Freight revenue per revenue ton-mile (in cents)	6.86	5.97	0.89	15	11
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $104 million in the second quarter of 2022, an increase of $14 million, or 16%, from $90 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, higher volumes of newsprint from Saint John, N.B., and higher volumes of paper and panel products from B.C. This increase was partially offset by lower volumes of lumber. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX. Carloads increased more than RTMs due to moving higher volumes of newsprint from Saint John, N.B. to the U.S. Northeast, which has a shorter length of haul, and lower volumes of lumber between B.C. and the U.S. Midwest, which has a longer length of haul.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$190	$170	$20	12	10
Carloads (in thousands)	36.8	36.4	0.4	1	N/A
Revenue ton-miles (in millions)	2,878	2,871	7	—	N/A
Freight revenue per carload (in dollars)	$5,163	$4,670	$493	11	9
Freight revenue per revenue ton-mile (in cents)	6.60	5.92	0.68	11	9
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forest products revenue was $190 million in the first six months of 2022, an increase of $20 million, or 12%, from $170 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, higher volumes of newsprint from Saint John, N.B., and higher volumes of paper and panel products from B.C. This increase was partially offset by lower volumes of lumber. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX.

Energy, Chemicals and Plastics

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$340	$369	$(29)	(8)	(10)
Carloads (in thousands)	73.5	76.1	(2.6)	(3)	N/A
Revenue ton-miles (in millions)	6,028	5,856	172	3	N/A
Freight revenue per carload (in dollars)	$4,626	$4,849	$(223)	(5)	(6)
Freight revenue per revenue ton-mile (in cents)	5.64	6.30	(0.66)	(10)	(12)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $340 million in the second quarter of 2022, a decrease of $29 million, or 8%, from $369 million in the same period of 2021. This decrease was primarily due to decreased freight revenue per RTM and lower volumes of conventional crude. This decrease was partially offset by higher fuel surcharge revenue as a result of higher fuel prices, higher volumes of DRUbitTM crude to Kansas City, higher volumes of petroleum products, higher freight rates, and the favourable impact of the change in FX. Freight revenue per RTM decreased primarily due to lower crude liquidated damages, including customer volume commitments, as a result of the completion of customer contracts. RTMs increased while carloads decreased due to moving higher volumes of DRUbitTM crude to Kansas City, which has a longer length of haul, and lower volumes of conventional crude to Noyes, MN, which has a shorter length of haul.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$650	$757	$(107)	(14)	(15)
Carloads (in thousands)	146.1	163.3	(17.2)	(11)	N/A
Revenue ton-miles (in millions)	11,935	12,998	(1,063)	(8)	N/A
Freight revenue per carload (in dollars)	$4,449	$4,636	$(187)	(4)	(5)
Freight revenue per revenue ton-mile (in cents)	5.45	5.82	(0.37)	(6)	(7)
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy, chemicals and plastics revenue was $650 million in the first six months of 2022, a decrease of $107 million, or 14%, from $757 million in the same period of 2021. This decrease was primarily due to lower volumes of conventional crude, plastics and chemicals, and decreased freight revenue per RTM. This decrease was partially offset by higher volumes of DRUbitTM crude to Kansas City, higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX. Freight revenue per RTM decreased primarily due to lower crude liquidated damages, including customer volume commitments, as a result of the completion of customer contracts. Carloads decreased more than RTMs due to moving higher volumes of DRUbitTM crude to Kansas City, which has a longer length of haul, and lower volumes of conventional crude to Noyes, MN, which has a shorter length of haul.

Metals, Minerals and Consumer Products

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$228	$180	$48	27	23
Carloads (in thousands)	66.6	61.1	5.5	9	N/A
Revenue ton-miles (in millions)	3,108	2,837	271	10	N/A
Freight revenue per carload (in dollars)	$3,423	$2,946	$477	16	13
Freight revenue per revenue ton-mile (in cents)	7.34	6.34	1.00	16	13
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $228 million in the second quarter of 2022, an increase of $48 million, or 27%, from $180 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, higher volumes of frac sand to the Marcellus Shale formation, and higher volumes of mines and metals, and aggregates. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$409	$339	$70	21	19
Carloads (in thousands)	121.2	116.8	4.4	4	N/A
Revenue ton-miles (in millions)	5,627	5,336	291	5	N/A
Freight revenue per carload (in dollars)	$3,375	$2,902	$473	16	15
Freight revenue per revenue ton-mile (in cents)	7.27	6.35	0.92	14	13
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Metals, minerals and consumer products revenue was $409 million in the first six months of 2022, an increase of $70 million, or 21%, from $339 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and higher volumes of frac sand to the Marcellus Shale formation, partially offset by lower volumes of steel. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX.

Automotive

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$120	$98	$22	22	19
Carloads (in thousands)	28.8	28.7	0.1	—	N/A
Revenue ton-miles (in millions)	487	467	20	4	N/A
Freight revenue per carload (in dollars)	$4,167	$3,415	$752	22	18
Freight revenue per revenue ton-mile (in cents)	24.64	20.99	3.65	17	14
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $120 million in the second quarter of 2022, an increase of $22 million, or 22%, from $98 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM and higher volumes moving between Kansas City and Canada. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher freight rates. RTMs increased while carloads remained flat due to moving higher volumes between Kansas City and Canada, which has a longer length of haul, and moving lower volumes from Chicago to Minnesota, which has a shorter length of haul.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$211	$206	$5	2	1
Carloads (in thousands)	52.9	62.1	(9.2)	(15)	N/A
Revenue ton-miles (in millions)	890	975	(85)	(9)	N/A
Freight revenue per carload (in dollars)	$3,989	$3,317	$672	20	19
Freight revenue per revenue ton-mile (in cents)	23.71	21.13	2.58	12	11
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Automotive revenue was $211 million in the first six months of 2022, an increase of $5 million, or 2%, from $206 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes as a result of global supply chain challenges. Carloads decreased more than RTMs due to moving proportionately lower volumes between the U.S. Midwest and eastern Canada, which has a shorter length of haul.

Intermodal

For the three months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$573	$445	$128	29	28
Carloads (in thousands)	305.3	279.9	25.4	9	N/A
Revenue ton-miles (in millions)	8,277	7,239	1,038	14	N/A
Freight revenue per carload (in dollars)	$1,877	$1,590	$287	18	17
Freight revenue per revenue ton-mile (in cents)	6.92	6.15	0.77	13	12
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $573 million in the second quarter of 2022, an increase of $128 million, or 29%, from $445 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, higher international intermodal volumes driven by onboarding new customers, and higher domestic wholesale volumes. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher intermodal ancillary revenue, higher freight rates, and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of international intermodal from the Port of Saint John and the Port of Montreal to western Canada, which have longer lengths of haul.

For the six months ended June 30	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Freight revenues (in millions)	$1,020	$839	$181	22	21
Carloads (in thousands)	560.7	538.4	22.3	4	N/A
Revenue ton-miles (in millions)	14,938	13,892	1,046	8	N/A
Freight revenue per carload (in dollars)	$1,819	$1,558	$261	17	16
Freight revenue per revenue ton-mile (in cents)	6.83	6.04	0.79	13	13
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intermodal revenue was $1,020 million in the first six months of 2022, an increase of $181 million, or 22%, from $839 million in the same period of 2021. This increase was primarily due to increased freight revenue per RTM, higher international intermodal volumes driven by onboarding new customers, and higher domestic wholesale volumes. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher intermodal ancillary revenue, higher freight rates, and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of international intermodal from the Port of Saint John and the Port of Montreal to western Canada, which have longer lengths of haul.

Operating Expenses

For the three months ended June 30 (in millions of Canadian dollars)	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$348	$379	$(31)	(8)	(9)
Fuel	370	218	152	70	65
Materials	63	54	9	17	15
Equipment rents	29	28	1	4	—
Depreciation and amortization	211	200	11	6	4
Purchased services and other	313	355	(42)	(12)	(13)
Total operating expenses	$1,334	$1,234	$100	8	7
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $1,334 million in the second quarter of 2022, an increase of $100 million, or 8%, from $1,234 million in the same period of 2021. This increase was primarily due to:
•the unfavourable impact of changes in fuel prices of $156 million;
•cost inflation;
•the unfavourable impact of the change in FX of $17 million; and
•higher casualty costs incurred in 2022.

This increase was partially offset by:
•lower acquisition-related costs of $80 million associated with the KCS acquisition that were recognized in Purchased services and other;
•lower volume variable expenses; and
•lower stock-based compensation of $23 million primarily driven by the impact of changes in share price.

For the six months ended June 30 (in millions of Canadian dollars)	2022	2021	Total Change	% Change	FX Adjusted % Change(1)
Compensation and benefits	$761	$784	$(23)	(3)	(3)
Fuel	643	424	219	52	50
Materials	125	113	12	11	10
Equipment rents	64	61	3	5	3
Depreciation and amortization	421	402	19	5	4
Purchased services and other	623	629	(6)	(1)	(1)
Total operating expenses	$2,637	$2,413	$224	9	9
(1)FX Adjusted % Change does not have any standardized meaning prescribed by GAAP and, therefore, is unlikely to be comparable to similar measures presented by other companies. FX Adjusted % Change is defined and reconciled in Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating expenses were $2,637 million in the first six months of 2022, an increase of $224 million, or 9%, from $2,413 million in the same period of 2021. This increase was primarily due to:
•the unfavourable impact of changes in fuel prices of $252 million;
•cost inflation;
•a gain on the exchange of property and construction easements in Chicago of $50 million in 2021; and
•a decrease in efficiencies primarily due to harsh winter weather conditions in the first quarter of 2022.

This increase was partially offset by lower volume variable expenses and lower acquisition-related costs of $93 million associated with the KCS acquisition that were recognized in Purchased services and other.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $348 million in the second quarter of 2022, a decrease of $31 million, or 8%, from $379 million in the same period of 2021.

This decrease was primarily due to:
•lower stock-based compensation of $23 million primarily driven by the impact of changes in share price;

•decreased incentive compensation;
•lower defined benefit pension current service cost of $6 million; and
•decreased volume variable expense as a result of a decrease in workload as measured by GTMs.

This decrease was partially offset by the impact of wage and benefit inflation.

Compensation and benefits expense was $761 million in the first six months of 2022, a decrease of $23 million, or 3%, from $784 million in the same period of 2021. This decrease was primarily due to:
•lower volume variable expense as a result of a decrease in workload as measured by GTMs;
•decreased incentive compensation; and
•lower defined benefit pension current service cost of $12 million.

This decrease was partially offset by the impact of wage and benefit inflation.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $370 million in the second quarter of 2022, an increase of $152 million, or 70%, from $218 million in the same period of 2021. This increase was primarily due:
•the unfavourable impact of higher fuel prices of $156 million;
•the unfavourable impact of the change in FX of $6 million; and
•a decrease in fuel efficiency of 1% due to lower volumes of Canadian grain, which has higher horsepower utilization.

This increase was partially offset by a decrease in workload, as measured by GTMs.

Fuel expense was $643 million in the first six months of 2022, an increase of $219 million, or 52%, from $424 million in the same period of 2021. This increase was primarily due to:
•the unfavourable impact of higher fuel prices of $252 million;
•a decrease in fuel efficiency of 2% due to lower locomotive productivity and harsher winter operating conditions in the first quarter of 2022, and lower volumes of Canadian grain, which has higher horsepower utilization; and
•the unfavourable impact of the change in FX of $6 million.

This increase was partially offset by a decrease in workload, as measured by GTMs.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. Materials expense was $63 million in the second quarter of 2022, an increase of $9 million, or 17%, from $54 million in the same period of 2021. This increase was primarily due to the unfavourable impact of inflation including higher non-locomotive fuel prices.

Materials expense was $125 million in the first six months of 2022, an increase of $12 million, or 11%, from $113 million in the same period of 2021. This increase was primarily due to the unfavourable impact of inflation including higher non-locomotive fuel prices, partially offset by reduced freight car maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of CP’s equipment. Equipment rents expense was $29 million in the second quarter of 2022, an increase of $1 million, or 4%, from $28 million in the same period of 2021. This increase was primarily due to greater usage of pooled freight cars and lower price incentives received on Intermodal cars.

This increase was partially offset by higher receipts for CP rolling stock used by other railways.

Equipment rents expense was $64 million in the first six months of 2022, an increase of $3 million, or 5%, from $61 million in the same period of 2021. This increase was primarily due to slower cycle times and greater usage of pooled freight cars.

This increase was partially offset by higher receipts for CP rolling stock used by other railways.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization was $211 million and $421 million for the three and six months ended June 30, 2022, an increase of $11 million or 6%, and $19 million or 5%, respectively, compared to the same periods of 2021. These increases were primarily due to a higher depreciable asset base.

Purchased Services and Other

For the three months ended June 30 (in millions of Canadian dollars)	2022	2021	Total Change	% Change
Support and facilities	$84	$70	$14	20
Track and operations	74	70	4	6
Intermodal	57	51	6	12
Equipment	28	26	2	8
Casualty	30	23	7	30
Property taxes	35	34	1	3
Other	5	86	(81)	(94)
Land sales	—	(5)	5	(100)
Total Purchased services and other	$313	$355	$(42)	(12)

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, insurance, and gains on land sales. Purchased services and other expense was $313 million in the second quarter of 2022, a decrease of $42 million, or 12%, from $355 million in the same period of 2021. This decrease was primarily due to lower acquisition-related costs of $80 million associated with the KCS acquisition and higher legal and other claim recoveries compared to the same period of 2021, reported in Other.

This decrease was partially offset by:
•cost inflation;
•higher expenses primarily due to the increased number and severity of casualty incidents, reported in Casualty; and
•higher expenses primarily due to higher legal, events and sponsorship costs, reported in Support and facilities.

For the six months ended June 30 (in millions of Canadian dollars)	2022	2021	Total Change	% Change
Support and facilities	$166	$140	$26	19
Track and operations	149	132	17	13
Intermodal	108	104	4	4
Equipment	56	55	1	2
Casualty	50	60	(10)	(17)
Property taxes	71	68	3	4
Other	33	129	(96)	(74)
Land sales	(10)	(59)	49	(83)
Total Purchased services and other	$623	$629	$(6)	(1)

Purchased services and other expense was $623 million in the first six months of 2022, a decrease of $6 million, or 1%, from $629 million in the same period of 2021. This decrease was primarily due to:
•lower acquisition-related costs of $93 million associated with the KCS acquisition, reported in Other;
•lower expenses from lower volumes, reported in Intermodal, and Track and operations;
•lower expenses primarily due to the reduced severity of casualty incidents, reported in Casualty; and
•higher legal and other claim recoveries compared to the same period of 2021, reported in Other.

This decrease was partially offset by:
•a gain on the exchange of property and construction easements in Chicago of $50 million in 2021;
•cost inflation;
•higher expenses primarily due to higher legal, events and sponsorship costs, reported in Support and facilities.
•increased purchased services due to harsher weather conditions, reported in Track and operations; and
•a $7 million arbitration settlement in 2021, reported in Track and operations.

Other Income Statement Items
Equity Earnings of Kansas City Southern

In the second quarter of 2022, the Company recognized $208 million (U.S. $163 million) equity income of KCS in the Company's Interim Consolidated Statements of Income. This amount is net of amortization of basis differences of $39 million (U.S.

$31 million) associated with KCS purchase accounting. No similar equity income existed in the same period of 2021 as CP acquired KCS into trust on December 14, 2021.

On a historical basis, without any effect of purchase accounting, KCS recorded net income attributable to controlling interests of $248 million (U.S. $194 million) in the second quarter of 2022, a favourable change of $714 million (U.S. $573 million), or 153%, from a $466 million (U.S. $379 million) net loss. This change was primarily due to lower acquisition-related costs, including the merger termination fee paid to CP in the same period of 2021, and higher revenues of $123 million (U.S. $96 million), partially offset by higher fuel cost of $56 million (U.S. $44 million). Acquisition-related costs (net of tax) incurred by KCS in the second quarter of 2022 were $14 million (U.S. $11 million), a decrease of $686 million (U.S. $558 million), or 98%, from $700 million (U.S. $569 million) in the same period of 2021. These values have been translated at the average FX rate of $1.28 and $1.23 CAD per USD for the three months ended June 30, 2022 and 2021, respectively.

In the first six months of 2022, the Company recognized $406 million (U.S. $319 million) equity income of KCS in the Company's Interim Consolidated Statements of Income. This amount is net of amortization of basis differences of $79 million (U.S. $62 million) associated with KCS purchase accounting.

On a historical basis, without any effect of purchase accounting, KCS recorded net income attributable to controlling interests of $485 million (U.S. $382 million) in the first six months of 2022, a favourable change of $768 million (U.S. $608 million), or 271%, from a $283 million (U.S. $226 million) net loss. This change was primarily due to lower acquisition-related costs, including the merger termination fee paid to CP in the same period of 2021, and higher revenues of $214 million (U.S. $168 million), partially offset by higher fuel cost of $89 million (U.S. $70 million). Acquisition-related costs (net of tax) incurred by KCS in the first six months of 2022 were $27 million (U.S. $21 million), a decrease of $710 million (U.S. $568 million), or 96%, from $737 million (U.S. $589 million) in the same period of 2021. These values have been translated at the average FX rate of $1.27 and $1.25 CAD per USD for the first six months of 2022 and 2021, respectively.

Other Expense

Other expense consists of gains and losses from the change in FX on debt and lease liabilities and working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $7 million in the second quarter of 2022, a decrease of $150 million, or 96%, compared to other expense of $157 million in the same period of 2021. This decrease was primarily due to acquisition-related costs of $209 million in 2021 which included losses on interest rate hedges of $150 million, bridge facility fees of $42 million, and a loss on FX hedges of $17 million. This decrease was partially offset by an FX translation gain of $52 million in the second quarter of 2021 compared to nil in the same period of 2022 as a result of the designation of all U.S. dollar-denominated debt and lease liabilities as a hedge following the KCS acquisition in the fourth quarter of 2021.

Other expense was $6 million in the first six months of 2022, a decrease of $123 million, or 95%, from $129 million in the same period of 2021. This decrease is primarily due to acquisition-related costs of $212 million in 2021 which include losses on interest rate hedges of $150 million, bridge facility and backstop revolver fees of $45 million, and net losses on FX hedges of $17 million. This decrease was partially offset by an FX translation gain of $85 million in the second quarter of 2021 compared to nil in the same period of 2022 as a result of the designation of all U.S. dollar-denominated debt and lease liabilities as discussed above.

FX translation gains and losses on debt and lease liabilities are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Merger Termination Fee

On May 21, 2021, KCS terminated the Original Merger Agreement with CP to enter into a definitive agreement with Canadian National Railway. At the same time and in accordance with the terms of the Original Merger Agreement, KCS paid CP a termination fee of $845 million (U.S. $700 million). This amount is reported as "Merger termination fee" in the Company's Interim Consolidated Statements of Income for the three and six months ended June 30, 2021. No similar items were received in the same period of 2022.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligations, expected return on fund assets, recognized net actuarial losses, and amortization of prior service costs. Other components of net periodic benefit recovery was $101 million and $202 million for the three and six months ended June 30, 2022, an increase of $5 million or 5%, and $11 million or 6%, respectively, compared to the same periods of 2021. These increases were primarily due to a decrease in recognized net actuarial losses for the three and six months ended June 30, 2022 of $14 million and $28 million, respectively, partially offset by an increase in the interest cost on benefit obligations of $8 million and $16 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $160 million in the second quarter of 2022, an increase of $59 million, or 58%, from $101 million in the same period of 2021. This increase was primarily due to interest of $65 million incurred on long-term debt that was issued in the fourth quarter of 2021 related to the KCS acquisition, partially offset by the favourable impacts of $8 million as a result of a lower effective interest rate     and $7 million related to repayment of maturing long-term debt.

Net interest expense was $320 million in the first six months of 2022, an increase of $109 million, or 52%, from $211 million in the same period of 2021. This increase was primarily due to interest of $128 million incurred on long-term debt that was issued in the fourth quarter of 2021 related to the KCS acquisition, partially offset by the favourable impacts of $16 million related to repayment of maturing long-term debt and $12 million as a result of a lower effective interest rate.

Income Tax Expense

Income tax expense was $245 million in the second quarter of 2022, a decrease of $12 million, or 5%, from $257 million in the same period of 2021. Income tax expense was $330 million in the first six months of 2022, a decrease of $118 million, or 26%, from $448 million in the same period of 2021. These decreases were primarily a result of higher taxable earnings in 2021 due to the $845 million (U.S. $700 million) merger termination payment received in connection with KCS's termination of the Original Merger Agreement and a lower effective tax rate excluding discrete items, partially offset by a decrease to tax recoveries on acquisition-related costs associated with the KCS acquisition, and outside basis deferred tax expense arising from the difference between the carrying amount of CP's investment in KCS for financial reporting and the underlying tax basis of this investment.

The effective tax rate in the second quarter of 2022, including equity earnings of KCS and discrete items, was 24.21% compared to 17.10% in the same period of 2021. The effective tax rate in the first six months of 2022, including equity earnings of KCS and discrete items, was 19.59% compared to 19.50% in the same period of 2021. The effective tax rate in the second quarter and first six months of 2022, excluding discrete items, was 24.25% compared to 24.60% for the same periods in 2021.

The Company's expects an annualized effective tax rate in 2022 between 24% and 24.50%, which excludes the impact of the change in equity investment in KCS and associated deferred tax on the outside basis difference during the year. The Company’s 2022 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of CP's 2021 Annual Report on Form 10-K.

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

As at June 30, 2022, the Company had $154 million of Cash and cash equivalents compared to $69 million at December 31, 2021.

As at June 30, 2022, the Company's existing revolving credit facility was undrawn, unchanged from December 31, 2021, from a total available amount of U.S. $1.3 billion. Effective March 14, 2022, the Company amended its U.S. $500 million unsecured non-revolving term credit facility, extending the maturity to September 15, 2022. As at June 30, 2022, the unsecured non-revolving term credit facility has an outstanding balance of U.S. $400 million. The credit facility agreements require the Company to maintain a financial covenant. As at June 30, 2022, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. As at June 30, 2022, total commercial paper borrowings were U.S. $540 million, compared to U.S. $265 million as at December 31, 2021.

As at June 30, 2022, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $64 million, compared to $58 million as at December 31, 2021, from a total available amount of $300 million. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. As at June 30, 2022 and December 31, 2021, the Company did not have any collateral posted on its bilateral letter of credit facilities.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, future capital commitments, supplier purchases, leases, and other long term liabilities. Debt and finance leases, interest obligations related to debt and finance leases, and letters of credit amount to $1,698 million, $636 million and $65 million within the next 12 months, respectively, with the remaining amount committed thereafter of $18,551 million, $13,392 million and nil respectively. Future capital commitments amount to $295 million within the next 12 months, with the remaining amount committed thereafter of $156 million.

Supplier purchase agreements, operating leases, and other long-term liabilities amount to $1,147 million, $69 million, and $52 million within the next 12 months, respectively, with the remaining amount committed thereafter of $852 million, $231 million and $415 million, respectively. Other long-term liabilities includes expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Guarantees

The Company accrues for all guarantees that it expects to pay. As at June 30, 2022, these accruals amounted to $10 million (December 31, 2021 - $14 million).

Operating Activities

Cash provided by operating activities was $707 million in the second quarter of 2022, a decrease of $1,247 million, or 64%, compared to $1,954 million in the same period of 2021. Cash provided by operating activities was $1,320 million in the first six months of 2022, a decrease of $1,216 million, or 48%, compared to $2,536 million in the same period of 2021. These decreases were primarily due to the $845 million merger termination fee received from KCS in the second quarter of 2021 and an unfavourable change in working capital driven by acquisition-related payables and higher receipts from customers in advance of providing services in the second quarter of 2021.

Investing Activities

Cash used in investing activities was $362 million in the second quarter of 2022, a decrease of $43 million, or 11%, compared to $405 million in the same period of 2021. Cash used in investing activities was $568 million in the first six months of 2022, a decrease of $123 million, or 18%, compared to $691 million in the same period of 2021. These decreases were primarily due to lower capital additions during the second quarter and first six months of 2022 compared to the same periods of 2021, partially offset by lower proceeds from the sale of properties and other assets.

Free Cash

CP generated positive Free cash of $369 million in the second quarter of 2022, a decrease of $377 million, or 51%, from $746 million in the same period of 2021. For the first six months of 2022, CP generated positive Free cash of $793 million, a decrease of $249 million, or 24%, from $1,042 million in the same period of 2021. These decreases were primarily due to a decrease in Cash provided by operating activities, partially offset by lower capital additions during the second quarter and first six months of 2022 compared to the same period of 2021.

Free cash is affected by seasonal fluctuations and by other factors including the size of the Company's capital programs. Free cash is defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

Cash used in financing activities was $297 million in the second quarter of 2022, a decrease of $719 million, or 71%, compared to cash used in financing activities of $1,016 million in the same period of 2021. This decrease was primarily due to net issuance of commercial paper of $20 million in the second quarter of 2022 compared to net repayments of $872 million in the second quarter of 2021, partially offset by principal repayments of $132 million (U.S. $100 million) on a term loan during the second quarter of 2022 and higher dividends paid as a result of a higher number of shares outstanding associated with the shares issued to acquire KCS in the fourth quarter of 2021.

Cash used in financing activities was $688 million in the first six months of 2022, a decrease of $408 million, or 37%, compared to $1,096 million in the same period of 2021. This decrease was primarily due to net issuance of commercial paper of $340 million during the six months ended June 30, 2022 compared to net repayments of $779 million during the six months of 2021 and acquisition-related financing fees amounting to $45 million paid during the six months ended June 30, 2021. This decrease was partially offset by principal repayments of $132 million (U.S. $100 million) on a term loan, principal repayments of

$125 million of the Company's 5.100% 10-year Medium Term Notes and $313 million (U.S. $250 million) of the Company's 4.500% 10-year Notes at maturity in January 2022, principal repayment of $97 million (U.S. $76 million) of the Company's 6.99% Finance lease at maturity in March 2022, and higher dividends paid as a result of a higher number of shares outstanding associated with the shares issued to acquire KCS in the fourth quarter of 2021.

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

As at June 30, 2022, CP's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2021.

Credit ratings as at June 30, 2022(1)

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

Financial Ratios

The Long-term debt to Net income ratio for the twelve months ended June 30, 2022 and June 30, 2021 was 8.5 and 2.7, respectively. This increase was primarily due to a higher debt balance in connection with the KCS acquisition and lower net income for the twelve months ended June 30, 2022.

The Adjusted net debt to Adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the twelve months ended June 30, 2022 and June 30, 2021 was 4.6 and 2.0, respectively. This increase was primarily due to a higher debt balance in connection with the KCS acquisition, partially offset by higher Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a Non-GAAP measure, which is defined and reconciled from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Pro-forma Adjusted Net Debt to Pro-forma Adjusted EBITDA ratio for the trailing twelve month ended June 30, 2022 was 4.2. This increase from the Adjusted net debt to Adjusted EBITDA ratio in the same period of 2021 was primarily due to a higher debt balance in connection with the KCS acquisition. Beginning in the first quarter of 2022, CP added disclosure of Pro-forma Adjusted Net Debt to Pro-forma Adjusted EBITDA Ratio to better align with CP’s debt covenant calculation, which takes into account the trailing twelve month adjusted EBITDA of KCS as well as KCS’s outstanding debt. Please see Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Over the long term, CP targets an Adjusted net debt to Adjusted EBITDA ratio of 2.0 to 2.5.

Although CP has provided a target Non-GAAP measure (Adjusted Net Debt to Adjusted EBITDA ratio), management is unable to reconcile, without unreasonable efforts, the target Adjusted Net Debt to Adjusted EBITDA ratio to the most comparable GAAP measure (Long-term debt to Net income ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CP has recognized acquisition-

related costs, the merger termination payment received, changes in the outside basis tax difference between the carrying amount of CP's equity investment in KCS and its tax basis of the investment, changes in income tax rates, and a change to an uncertain tax item. Acquisition-related costs include legal, consulting, financing fees, integration planning costs consisting of third-party services and system migration, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, and transaction and integration costs (net of tax) incurred by KCS which were recognized within the Equity loss of KCS). KCS has also recognized significant transaction costs and FX gains and losses. These or other similar, large unforeseen transactions affect Net income but may be excluded from CP’s Adjusted EBITDA. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on CP’s reported results but may be excluded from CP’s Adjusted EBITDA. In particular, CP excludes the FX impact of translating the Company’s debt and lease liabilities, interest and taxes from Adjusted EBITDA. Please see Forward-Looking Statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2022	For the year ended December 31, 2021
Total revenues	$2,888	$5,924
Total operating expenses	1,948	3,712
Operating income(1)	940	2,212
Less: Other(2)	119	(522)
Income before income tax expense	821	2,734
Net income	$575	$2,548
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the six months ended June 30, 2022 and for the year ended December 31, 2021 of $214 million and $431 million, respectively.
(2)Includes Other expense, Merger termination fee, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2022	As at December 31, 2021
Assets
Current assets	$1,175	$963
Properties	11,471	11,342
Other non-current assets	2,777	2,536

Liabilities
Current liabilities	$2,838	$2,789
Long-term debt	18,367	18,574
Other non-current liabilities	3,105	3,008

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPRL have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2022	For the year ended December 31, 2021
Dividend income from non-guarantor subsidiaries	$116	$297
Capital contributions to non-guarantor subsidiaries	—	(134)
Redemption of shares by non-guarantor subsidiaries	115	1,370
Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPRL (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2022	As at December 31, 2021
Assets
Accounts receivable, intercompany	$224	$344
Short-term advances to affiliates	2,673	2,859
Long-term advances to affiliates	7,517	7,616

Liabilities
Accounts payable, intercompany	$179	$212
Short-term advances from affiliates	2,614	2,777
Long-term advances from affiliates	83	82

Share Capital

At July 27, 2022, the latest practicable date, there were 929,917,325 Common Shares and no preferred shares issued and outstanding, which consists of 15,286 holders of record of the Common Shares. In addition, CP has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. Options issued prior to the share split described in the Executive Summary now each provide rights over five shares. For consistency, all number of options presented herein are shown on the basis of the number of shares subject to the options. On April 27, 2022, at the Annual and Special Meeting, the Company's shareholders approved an amendment to the MSOIP to increase the maximum number of shares available for issuance under the MSOIP, effective at and after April 27, 2022, by 20,000,000 Common Shares. At July 27, 2022, 7,956,229 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 22,496,832 options available to be issued by the Company’s MSOIP in the future. CP has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

In the first six months of 2022, there were two significant items included in Net income as follows:
•a net deferred tax expense of $17 million on changes in the outside basis difference of the equity investment in KCS that unfavourably impacted Diluted EPS by 2 cents as follows:
–in the second quarter, a deferred tax expense of $49 million on changes in the outside basis difference of the equity investment in KCS that unfavourably impacted Diluted EPS by 5 cents; and
–in the first quarter, a deferred tax recovery of $32 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 3 cents.

•acquisition-related costs of $66 million in connection with the KCS acquisition ($59 million after current tax recovery of $7 million), including costs of $39 million recognized in Purchased services and other, and $27 million recognized in Equity earnings of KCS, that unfavourably impacted Diluted EPS by 6 cents as follows:
–in the second quarter, acquisition-related costs of $33 million in connection with the KCS acquisition ($29 million after current tax recovery of $4 million), including costs of $19 million recognized in Purchased services and other and $14 million recognized in Equity earnings of KCS, that unfavourably impacted Diluted EPS by 3 cents; and
–in the first quarter, acquisition-related costs of $33 million ($30 million after current tax recovery of $3 million), including costs of $20 million recognized in Purchased services and other and $13 million recognized in Equity earnings of KCS, that unfavourably impacted Diluted EPS by 3 cents.

In 2021, there were four significant items included in Net income as follows:
•in the fourth quarter, a deferred tax recovery of $33 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 5 cents;
•in the second quarter, the merger termination payment received of $845 million ($748 million after current taxes) in connection with KCS's termination of the Original Merger Agreement effective May 21, 2021 that favourably impacted Diluted EPS by $1.11;
•during the course of the year, acquisition-related costs of $599 million in connection with the KCS acquisition ($500 million after current tax recovery of $107 million net of deferred tax expense of $8 million), including costs of $183 million recognized in Purchased services and other, $169 million recognized in Equity loss of KCS, and $247 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 75 cents as follows:
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

In the six months ended December 31, 2020, there were two significant items included in Net income as follows:
•in the fourth quarter, a deferred tax recovery of $29 million due to a change relating to a tax return filing election for the state of North Dakota that favourably impacted Diluted EPS by 5 cents; and
•a net non-cash gain of $143 million ($128 million after deferred tax) due to FX translation of debt and lease liabilities that favourably impacted Diluted EPS by 19 cents as follows:
–in the fourth quarter, a $103 million gain ($90 million after deferred tax) that favourably impacted Diluted EPS by 13 cents; and
–in the third quarter, a $40 million gain ($38 million after deferred tax) that favourably impacted Diluted EPS by 6 cents.

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

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Net income as reported	$765	$1,246	$1,355	$1,848
Less significant items (pre-tax):
Acquisition-related costs	(33)	(308)	(66)	(344)
Merger termination fee	—	845	—	845
Impact of FX translation gain on debt and lease liabilities	—	52	—	85
Add:
Tax effect of adjustments(1)	(4)	32	(7)	27
Deferred tax expense on the outside basis difference of the investment in KCS	49	—	17	—
Adjusted income	$843	$689	$1,431	$1,289
Less: KCS purchase accounting	(39)	—	(79)	—
Core adjusted income	$882	$689	$1,510	$1,289
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 10.32% and 9.50% for the three and six months ended June 30, 2022, respectively, and 5.48% and 4.67% for the three and six months ended June 30, 2021, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP. Core adjusted diluted earnings per share is calculated as Adjusted diluted earnings per share less KCS purchase accounting.

	For the three months ended June 30		For the six months ended June 30
	2022	2021	2022	2021
Diluted earnings per share as reported	$0.82	$1.86	$1.45	$2.76
Less significant items (pre-tax):
Acquisition-related costs	(0.03)	(0.46)	(0.07)	(0.51)
Merger termination fee	—	1.26	—	1.26
Impact of FX translation gain on debt and lease liabilities	—	0.08	—	0.13
Add:
Tax effect of adjustments(1)	—	0.05	(0.01)	0.04
Deferred tax expense on the outside basis difference of the investment in KCS	0.05	—	0.02	—
Adjusted diluted earnings per share	$0.90	$1.03	$1.53	$1.92
Less: KCS purchase accounting	(0.05)	—	(0.09)	—
Core adjusted diluted earnings per share	$0.95	$1.03	$1.62	$1.92
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 10.32% and 9.50% for the three and six months ended June 30, 2022, respectively, and 5.48% and 4.67% for the three and six months ended June 30, 2021, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Operating income as reported	$868	$820	$1,403	$1,600
Less significant item:
Acquisition-related costs	(19)	(99)	(39)	(132)
Adjusted operating income	$887	$919	$1,442	$1,732

Adjusted operating ratio excludes those significant items that are reported within operating income.

	For the three months ended June 30		For the six months ended June 30
	2022	2021	2022	2021
Operating ratio as reported	60.6%	60.1%	65.3%	60.1%
Less significant item:
Acquisition-related costs	0.9%	4.8%	1.0%	3.3%
Adjusted operating ratio	59.7%	55.3%	64.3%	56.8%

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

Calculation of Return on average shareholders' equity

	For the twelve months ended June 30
(in millions of Canadian dollars, except for percentages)	2022	2021
Net income as reported	$2,359	$3,248
Average shareholders' equity	$22,190	$8,215
Return on average shareholders' equity	10.6%	39.5%

Reconciliation of Net income to Adjusted return

	For the twelve months ended June 30
(in millions of Canadian dollars)	2022	2021
Net income as reported	$2,359	$3,248
Add:
Net interest expense	549	437
Tax on interest(1)	(130)	(107)
Significant items (pre-tax):
Acquisition-related costs	321	344
Merger termination fee	—	(845)
Impact of FX translation loss (gain) on debt and lease liabilities	78	(228)
Tax on significant items(2)	(35)	42
Income tax rate changes	—	(29)
Deferred tax recovery on the outside basis difference of the investment in KCS	(16)	—
Adjusted return	$3,126	$2,862
(1)Tax was calculated at the adjusted annualized effective tax rate of 23.74% and 24.45% for the twelve months ended June 30, 2022 and 2021, respectively.
(2)Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 8.74% and 5.52% for the twelve months ended June 30, 2022 and 2021, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the twelve months ended June 30
(in millions of Canadian dollars)	2022	2021
Average shareholders' equity	$22,190	$8,215
Average long-term debt, including long-term debt maturing within one year	14,396	9,135
	$36,586	$17,350
Less:
Significant items (pre-tax):
Acquisition-related costs	(161)	(172)
Merger termination fee	—	423
Tax on significant items(1)	12	(9)
Deferred tax recovery on the outside basis difference of the investment in KCS	8	—
Income tax rate changes	—	15
Adjusted average invested capital	$36,727	$17,093
(1) Tax was calculated at the pre-tax effect of the adjustment multiplied by the applicable tax rate of 7.65% and 3.21% for the twelve months ended June 30, 2022 and 2021, respectively. The applicable tax rate reflects the taxable jurisdiction and nature, being on account of capital or income, of the significant item.

Calculation of Adjusted ROIC

	For the twelve months ended June 30
(in millions of Canadian dollars, except for percentages)	2022	2021
Adjusted return	$3,126	$2,862
Adjusted average invested capital	$36,727	$17,093
Adjusted ROIC	8.5%	16.7%

Free Cash

Free cash is calculated as Cash provided by operating activities, less Cash used in investing activities, adjusted for changes in cash and cash equivalents balances resulting from FX fluctuations, the operating cash flow impacts of acquisition-related costs associated with the KCS transaction, and the merger termination payment received related to KCS's termination of the Original Merger Agreement. Free cash is a measure that management considers to be a valuable indicator of liquidity. Free cash is useful to investors and other external users of the Company's Consolidated Financial Statements as it assists with the evaluation of the Company's ability to generate cash to satisfy debt obligations and discretionary activities such as dividends, share repurchase programs, and other strategic opportunities. The acquisition-related costs associated with the KCS acquisition are not indicative of operating trends and have been excluded from Free cash. Free cash should be considered in addition to, rather than as a substitute for, Cash provided by operating activities. Free cash is presented in Financial Highlights and discussed further in Liquidity and Capital Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2022	2021	2022	2021
Cash provided by operating activities	$707	$1,954	$1,320	$2,536
Cash used in investing activities	(362)	(405)	(568)	(691)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	8	(1)	8	(4)
Less:
Acquisition-related costs	(16)	(43)	(33)	(46)
Merger termination fee	—	845	—	845
Free cash	$369	$746	$793	$1,042

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

FX adjusted % changes in revenues are further used in calculating FX adjusted % change in freight revenue per carload and RTM. These items are presented in Operating Revenues of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. FX adjusted % changes in revenues are as follows:

	For the three months ended June 30
(in millions of Canadian dollars)	Reported 2022	Reported 2021	Variance due to FX	FX Adjusted 2021	FX Adjusted % Change
Freight revenues by line of business
Grain	$370	$444	$7	$451	(18)
Coal	163	170	—	170	(4)
Potash	171	134	2	136	26
Fertilizers and sulphur	85	78	2	80	6
Forest products	104	90	3	93	12
Energy, chemicals and plastics	340	369	7	376	(10)
Metals, minerals and consumer products	228	180	5	185	23
Automotive	120	98	3	101	19
Intermodal	573	445	3	448	28
Freight revenues	2,154	2,008	32	2,040	6
Non-freight revenues	48	46	1	47	2
Total revenues	$2,202	$2,054	$33	$2,087	6

	For the six months ended June 30
(in millions of Canadian dollars)	Reported 2022	Reported 2021	Variance due to FX	FX Adjusted 2021	FX Adjusted % Change
Freight revenues by line of business
Grain	$730	$892	$7	$899	(19)
Coal	302	333	—	333	(9)
Potash	275	235	2	237	16
Fertilizers and sulphur	163	155	3	158	3
Forest products	190	170	3	173	10
Energy, chemicals and plastics	650	757	7	764	(15)
Metals, minerals and consumer products	409	339	5	344	19
Automotive	211	206	3	209	1
Intermodal	1,020	839	3	842	21
Freight revenues	3,950	3,926	33	3,959	—
Non-freight revenues	90	87	1	88	2
Total revenues	$4,040	$4,013	$34	$4,047	—

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. FX adjusted % changes in operating expenses are as follows:

	For the three months ended June 30
(in millions of Canadian dollars)	Reported 2022	Reported 2021	Variance due to FX	FX Adjusted 2021	FX Adjusted % Change
Compensation and benefits	$348	$379	$4	$383	(9)
Fuel	370	218	6	224	65
Materials	63	54	1	55	15
Equipment rents	29	28	1	29	—
Depreciation and amortization	211	200	2	202	4
Purchased services and other	313	355	3	358	(13)
Total operating expenses	$1,334	$1,234	$17	$1,251	7

	For the six months ended June 30
(in millions of Canadian dollars)	Reported 2022	Reported 2021	Variance due to FX	FX Adjusted 2021	FX Adjusted % Change
Compensation and benefits	$761	$784	$4	$788	(3)
Fuel	643	424	6	430	50
Materials	125	113	1	114	10
Equipment rents	64	61	1	62	3
Depreciation and amortization	421	402	2	404	4
Purchased services and other	623	629	3	632	(1)
Total operating expenses	$2,637	$2,413	$17	$2,430	9

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

Beginning in the first quarter of 2022, CP added disclosure of Pro-forma adjusted net debt to Pro-forma adjusted EBITDA ratio to better align with CP’s debt covenant calculation, which incorporates the trailing twelve month adjusted EBITDA of KCS as well as KCS’s outstanding debt. CP is incorporating the trailing twelve month adjusted EBITDA of KCS on a pro-forma basis, as CP is not entitled to earnings prior to the acquisition date of December 14, 2021. CP does not control KCS while it is in the voting trust during review of our merger application by the STB, though CP is the beneficial owner of KCS’s outstanding shares and receives cash dividends from KCS. The adjustment to include the trailing twelve month EBITDA and KCS’s outstanding debt provides users of the financial statements with better insight into CP’s progress in achieving deleveraging commitments. KCS’s disclosed U.S. dollar financial values for the trailing twelve months ended June 30, 2022 were adjusted to Canadian dollars reflecting the FX rate for the appropriate period presented. We have not presented 2021 Pro-forma adjusted net debt to Pro-forma adjusted EBITDA as CP was not the beneficial owner of KCS’s shares as at June 30, 2021.

Calculation of Long-term Debt to Net Income Ratio

(in millions of Canadian dollars, except for ratios)	2022	2021
Long-term debt including long-term debt maturing within one year as at June 30	$20,070	$8,722
Net income for the twelve months ended June 30	$2,359	$3,248
Long-term debt to Net income ratio	8.5	2.7

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

(in millions of Canadian dollars)(1)	2022	2021
CP Long-term debt including long-term debt maturing within one year as at June 30	$20,070	$8,722
Add:
Pension plans deficit(2)	263	322
Operating lease liabilities	275	273
Less:
Cash and cash equivalents	154	892
CP Adjusted net debt as at June 30	$20,454	$8,425
KCS's long-term debt including long-term debt maturing within one year as at June 30	$4,872	N/A
Add:
KCS operating lease liabilities	97	N/A
Less:
KCS cash and cash equivalents	158	N/A
KCS Adjusted net debt as at June 30	4,811	N/A
CP Adjusted net debt as at June 30	20,454	N/A
Pro-forma Adjusted net debt as at June 30	$25,265	N/A
(1) KCS's amounts were translated at the June 30, 2022 period end FX rate of $1.29.
(2) Pension plans deficit is the total funded status of the Pension plans in deficit only.

Reconciliation of Net Income to EBIT, Adjusted EBIT and Adjusted EBITDA and Pro-forma Adjusted EBITDA

Earnings before interest and tax ("EBIT") is calculated as Net income before Net interest expense and Income tax expense. Adjusted EBIT excludes significant items reported in both Operating income and Other expense. Adjusted EBITDA is calculated as Adjusted EBIT plus operating lease expense and Depreciation and amortization, less Other components of net periodic benefit recovery. Adjusted EBITDA is used as a measure of liquidity derived from operations, excluding significant items, as part of the calculation of Adjusted Net Debt to Adjusted EBITDA.

	For the twelve months ended June 30
(in millions of Canadian dollars)(1)	2022	2021
CP Net income as reported	$2,359	$3,248
Add:
Net interest expense	549	437
Income tax expense	650	832
EBIT	3,558	4,517
Less significant items (pre-tax):
Acquisition-related costs	(321)	(344)
Merger termination fee	—	845
Impact of FX translation (loss) gain on debt and lease liabilities	(78)	228
Adjusted EBIT	3,957	3,788
Add:
Operating lease expense	76	72
Depreciation and amortization	830	794
Less:
Other components of net periodic benefit recovery	398	362
CP Adjusted EBITDA	$4,465	$4,292
Net income attributable to KCS and subsidiaries	$1,431	N/A
Add:
KCS interest expense	199	N/A
KCS income tax expense	480	N/A
KCS EBIT	2,110	N/A
Less significant item (pre-tax):
KCS merger income	568	N/A
KCS Adjusted EBIT	1,542	N/A
Add:
KCS total lease cost	39	N/A
KCS depreciation and amortization	477	N/A
KCS Adjusted EBITDA	2,058	N/A
CP Adjusted EBITDA	$4,465	N/A
Less:
Equity earnings of KCS(2)	265	N/A
Acquisition-related costs of KCS(3)	196	N/A
Pro-forma Adjusted EBITDA	$6,062	N/A
(1) KCS's amounts were translated at the quarterly average FX rate of $1.28, $1.27, $1.26, and $1.26 for Q2 2022, Q1 2022, Q4 2021, and Q3 2021, respectively.
(2) Equity earnings of KCS were part of CP's reported net income and therefore have been deducted in arriving to the Pro-forma Adjusted EBITDA.
(3) Acquisition-related costs of KCS have been adjusted in CP's Adjusted EBITDA calculation above, therefore have been deducted in arriving to the Pro-forma Adjusted EBITDA.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio and Pro-forma Adjusted Net Debt to Pro-forma Adjusted EBITDA Ratio

(in millions of Canadian dollars, except for ratios)	2022	2021
Adjusted net debt as at June 30	$20,454	$8,425
Adjusted EBITDA for the twelve months ended June 30	$4,465	$4,292
Adjusted net debt to Adjusted EBITDA ratio	4.6	2.0

(in millions of Canadian dollars, except for ratios)	2022	2021
Pro-forma adjusted net debt as at June 30	$25,265	N/A
Pro-forma adjusted EBITDA for the twelve months ended June 30	$6,062	N/A
Pro-forma adjusted net debt to Pro-forma adjusted EBITDA ratio	4.2	N/A

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in market risk during the second quarter and first six months ended June 30, 2022 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk in CP's 2021 Annual Report on Form 10-K except as provided below.

Share Price Impact on Stock-Based Compensation

Based on information available at June 30, 2022, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $1.7 million to $1.9 million (December 31, 2021 - approximately $1.5 million to $2.0 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 16 Stock-based compensation.

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose CP to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at June 30, 2022, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, CP may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. CP may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of June 30, 2022 would result in an increase of approximately $1.6 billion to the fair value of the Company's debt as at June 30, 2022 (December 31, 2021 - approximately $2.3 billion). Fair values of CP’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 13 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, an evaluation was carried out under the supervision of and with the participation of CP's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2022, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

CP established a share repurchase program which is further described in Item 1. Financial Statements, Note 14 Shareholders' equity. This program expired on January 28, 2022 and upon expiry of this normal course issuer bid ("NCIB"), the Company had not purchased any Common Shares under this NCIB.

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

10.1**
Canadian Pacific Railway Limited Amended and Restated Management Stock Option Incentive Plan, as amended and restated effective April 27, 2022 (incorporated by reference to Appendix B to Exhibit 99.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2022, File No. 001-01342).

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
The following financial information from Canadian Pacific Railway Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2022 and 2021; (ii) the Interim Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2022 and 2021; (iii) the Interim Consolidated Balance Sheets at June 30, 2022, and December 31, 2021; (iv) the Interim Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2022 and 2021; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the second quarters and first six months ended June 30, 2022 and 2021; and (vi) the Notes to Interim Consolidated Financial Statements.
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

Date: July 28, 2022