Form 10-K/A
period 2022-12-31
CANADIAN PACIFIC RAILWAY LTD/CN
filed 2023-03-23
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
AMENDMENT NO. 1
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number
001-01342
Canadian Pacific Railway Limited
(Exact name of registrant as specified in its charter)

Canada	98-0355078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7550 Ogden Dale Road S.E. Calgary, Alberta, Canada	T2C 4X9
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (403)
319-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Shares , without par value, of Canadian Pacific Railway Limited	CP	New York Stock Exchange Toronto Stock Exchange
Perpetual 4% Consolidated Debenture Stock of Canadian Pacific Railway Company	CP/40 BC87	New York Stock Exchange London Stock Exchange
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
Yes
☒
No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
of the Exchange Act). Yes
☐
No
☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates
of the registrant, in U.S. dollars, was $64,936,373,457, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
As of the close of business on March 17, 2023, there were 930,871,358 shares of the registrant’s common shares outstanding
.
Auditor Name:
Ernst & Young LLP
                      Auditor Location:
Calgary, Canada
                        Auditor Firm PCAOB ID:
1263

EXPLANATORY NOTE

Canadian Pacific Railway Limited, a corporation incorporated under the
Canada Business Corporations Act
(Company), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934
, as amended (Exchange Act). Although as a foreign private issuer the Company is not required to do so, the Company currently continues to file annual reports on Form
10-K,
quarterly reports on Form
10-Q,
and current reports on Form
8-K
with the Securities and Exchange Commission (SEC) instead of filing reports on forms available to foreign private issuers.
The Company prepares and files a management proxy circular and related material under Canadian requirements. As the Company’s management proxy circular is not filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of its Form
10-K
from its management proxy circular.
The Company filed its Annual R
eport on Form
10-K
for the fiscal year ended December 31, 2022 (2022 Form
10-K)
on February 24, 2023. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
the Company is filing this Amendment No. 1 on Form
10-K/A
in order to include in the 2022 Form
10-K
the Part III information not previously included in the 2022 Form
10-K.
No attempt has been made in this Amendment No. 1 on Form

10-K/A

to modify or update the other disclosures presented in the 2022 Form

10-K.

This Amendment No. 1 on Form

10-K/A

does not reflect events occurring after the filing of the 2022 Form

10-K.

Accordingly, this Amendment No. 1 on Form

10-K/A

should be read in conjunction with the 2022 Form

10-K

and the Company’s other filings with the SEC.
In this Amendment No. 1 on Form

10-K/A,

we also refer to Canadian Pacific Railway Limited as “Canadian Pacific,” “CP,” “we,” “us,” “our,” “our corporation,” or “the corporation.” References to GAAP mean generally accepted accounting principles in the United States.
All references to our websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

CANADIAN PACIFIC RAILWAY LIMITED FORM 10-K/A TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

All of the current directors were elected at the last annual and special meeting of shareholders on April 27, 2022.

The board of directors of the Company (Board) are qualified and experienced, possessing a broad range of skills that facilitate strong oversight of CP’s management and strategy and have agreed to serve on our Board. In 2022, there were four standing committees of the Board. The four committees are: the Audit and Finance Committee, the Corporate Governance Nominating and Social Responsibility Committee (Governance), the Risk and Sustainability Committee, and the Management Resources and Compensation Committee (Compensation).

Share Ownership

All directors are CP shareholders and must meet our director share ownership requirements within five years of joining the Board.

Share ownership listed here is as of March 17, 2023 and includes shares directors beneficially own or control, or hold directly or indirectly. Share ownership includes holdings under the Directors’ Deferred Share Unit (DDSU) plan.

See page 51 for full details on share ownership by our directors.

Director Profile Highlights

Isabelle Courville Chair
Independent Age: 60 Director since: May 1, 2013 Residence: Mont-Tremblant, Québec, Canada 2022 voting results: 99.74% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing, and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

SNC-Lavalin Group Inc. (2017 to present)

•	Member of the Human Resources Committee and the Governance and Ethics Committee

Veolia Environnement S.A. (2015 to present)

•	Chair Research, Innovation and Sustainable Development Committee
•	Member of Accounts and Audit Committee and the Nominations Committee

OVERALL 2022 ATTENDANCE		100%

Meeting Attendance(1)

Board	11 of 11	100%
Audit and Finance	5 of 5	100%
Governance	6 of 6	100%
Compensation	3 of 3	100%
Risk and Sustainability	3 of 3	100%

BUSINESS EXPERIENCE

•	President of Hydro-Québec Distribution and Hydro-Québec TransÉnergie (2007 to 2013)
•	20 years of experience in the Canadian telecommunications industry, including President of Bell Canada’s Enterprise Group (2003 to 2006) and President and Chief Executive Officer of Bell Nordiq Group (2002 to 2003)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Laurentian Bank of Canada (2007 to 2019) (Chair of the Board)
•	Gecina S.A. (2016 to April 2017)
•	TVA Group (2013 to 2016)

OTHER EXPERIENCE

Other Boards - Current

•	Institute for Governance of Private and Public Organizations (IGOPP) (2016 to present) (member of Human Resources Committee)
•	Quebec Institute of Corporate Directors (2013 to present)

Other Boards - Past

•	Institute of Corporate Directors (ICD) (2013 to 2017)

EDUCATION

•	Bachelor’s degree in Engineering Physics, École Polytechnique de Montréal
•	Bachelor’s degree in Civil Law, McGill University
•	Doctorate Honoris Causa, Université de Montréal
•	Fellow of the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 4,500

DDSUs: 60,383

Meets share ownership requirements

(1)	Ms. Courville is an ex-officio member of all standing committees and may attend committee meetings at her discretion.

The Hon. John Baird, P.C.
Independent Age: 53 Director since: May 14, 2015 Residence: Toronto, Ontario, Canada 2022 voting results: 94.79% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, environmental policy, health & safety, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Osisko Gold Royalties Ltd. (2020 to present)

•	Chair of Governance and Nomination Committee
•	Member of Environmental and Sustainability Committee

Canfor/Canfor Pulp (CPPI) (2016 to present)

•	Chair of the Board

OVERALL 2022 ATTENDANCE		100%

Meeting Attendance

Board	11 of 11	100%
Governance (Chair) (1)	6 of 6	100%
Risk and Sustainability	3 of 3	100%

BUSINESS EXPERIENCE

•	Senior Advisor at the law firm of Bennett Jones LLP and Eurasia Group (a geopolitical risk consultancy) (2015 to present)
•	Member of the International Advisory Board, Barrick Gold Corporation (2015 to present)

OTHER EXPERIENCE

Other Boards - Current

•	FWD Group Ltd./FWD Ltd. (2015 to present) (member of Risk Committee and Audit Committee) / FWD Group Holdings Ltd. (2022 to present) (Chair of Compensation Committee, member of Nominating and Corporate Governance Committee and Risk Committee)
•	PineBridge Investments (2015 to present) (member of Audit Committee)

Other experience

•	Served as Canadian Foreign Minister, Minister of Transport and Infrastructure, Minister of the Environment, and President of the Treasury Board during his three terms as a Member of the Canadian Parliament (2006 to 2015)
•	Appointed to the Privy Council in 2006
•	Former Minister of Community and Social Services and Minister of Energy in Ontario provincial legislature
•	Senior Advisor to Community Living Ontario, an organization that supports individuals with developmental disabilities
•	Advisory Council Member, Prince’s Trust Canada, the charitable office of His Majesty King Charles III

EDUCATION

•	Honours Bachelor of Arts (Political Studies), Queen’s University

SHARE OWNERSHIP

Shares: 0

DDSUs: 37,948

Meets share ownership requirements

Keith E. Creel
Not Independent Age: 54 Director since: May 14, 2015 Residence: Wellington, Florida, U.S.A. 2022 voting results: 98.73% for

DIRECTOR SKILLS AND QUALIFICATIONS

President and Chief Executive Officer of the Company since January 31, 2017. Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

OVERALL 2021 ATTENDANCE		100%

Meeting Attendance

Board	11 of 11	100%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer of CP (2017 to present)
•	President and Chief Operating Officer of CP (February 2013 to January 2017)
•	Executive Vice-President and Chief Operating Officer of Canadian National Railway Company (CN) (2010 to 2013)
•	Other positions at CN included Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of CN’s Prairie division (2002 to 2010)
•	Superintendent and general manager at Grand Trunk Western Railroad (1999 to 2002)
•	Trainmaster and director of corridor operations at Illinois Central Railway prior to its merger with CN in 1999
•	Began his railroad career in 1992 as an intermodal ramp manager at Burlington Northern Railway in Birmingham, Alabama

INDUSTRY RECOGNITIONS

•	Named “2021 CEO of the Year” and “2021 Strategist of the Year” by The Globe and Mail’s Report on Business Magazine
•	Named “Railroader of the Year” for 2022 & 2021 by Railway Age magazine
•	Named “Railroad Innovator” for 2014 by Progressive Railroading in recognition of his leadership at CP

OTHER EXPERIENCE

Other Boards - Current

•	Representative on Association of American Railroads

Other experience

•	Commissioned officer in the U.S. Army and served in the Persian Gulf War in Saudi Arabia

EDUCATION

•	Bachelor of Science in Marketing, Jacksonville State University
•	Advanced Management Program, Harvard Business School

SHARE OWNERSHIP

Shares(2): 95,170

DSUs: 163,697

Options(3): 3,296,736

Meets executive share ownership requirements (see page 12)

(1)	Mr. Baird was appointed as Chair of the Corporate Governance, Nominating and Social Responsibility Committee on April 27, 2022.
(2)	Reflects CP shares in Employee Share Purchase Plan, 401(k) and other personal accounts.
(3)	Reflects stock options outstanding as of March 17, 2023.

Gillian (Jill) H. Denham
Independent Age: 62 Director since: September 6, 2016 Residence: Toronto, Ontario, Canada 2022 voting results: 94.66% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Kinaxis Inc. (2016 to present)

•	Chair of Compensation Committee
•	Member of the Nominating and Governance Committee

OVERALL 2022 ATTENDANCE		100%

Meeting Attendance

Board	11 of 11	100%
Audit and Finance	5 of 5	100%
Compensation	3 of 3	100%

BUSINESS EXPERIENCE

•	Vice-Chair, Retail Markets for Canadian Imperial Bank of Commerce (CIBC) (2001 to 2005)
•	Previously held senior positions at CIBC Wood Gundy and CIBC, including: Managing Director, Head of Commercial Banking and E-Commerce
•	President of Merchant Banking/Private Equity and Managing Director, Head responsible for CIBC’s European Operations

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	National Bank of Canada (2010 to 2020)
•	IHS Markit Ltd. (2014 to 2016)
•	Penn West Petroleum Ltd. (2012 to 2016)
•	Calloway Real Estate Investment Trust (2011 to 2012)
•	Lifeworks Inc. (2008 to 2022)
•	Canaccord Genuity (2020 to March 2023)

OTHER EXPERIENCE

Other Boards - Past

•	Centre for Addiction and Mental Health (CAMH) (2015 to 2019)
•	Ontario Teachers’ Pension Plan (2007 to 2010)

EDUCATION

•	Honours Business Administration (HBA) degree, Ivey Business School, Western University
•	MBA, Harvard Business School

SHARE OWNERSHIP

Shares: 0

DDSUs: 27,350

Meets share ownership requirements

Edward R. Hamberger
Independent Age: 72 Director since: July 15, 2019 Residence: Delray Beach, Florida, U.S.A. 2022 voting results: 98.67% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

OVERALL 2022 ATTENDANCE		100%

Meeting Attendance

Board	11 of 11	100%
Audit and Finance	5 of 5	100%
Risk and Sustainability	3 of 3	100%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer, Association of American Railroads (1998 to 2019)

OTHER EXPERIENCE

Other Boards - Current

•	Transportation Institute, University of Denver (2002 to present)

Other Boards - Past

•	Business Advisory Committee, Kellogg School of Management, Northwestern University (2000 to 2019)
•	TTCI (Chair of the Board) (1998 to 2019)
•	Railinc Corporation (1998 to 2019)
•	Mineta Transportation Institute, San Jose State University (2005 to 2019)
•	Baker Donelson, Management Committee (1989 to 1998)

Other experience

•	Served as Assistant Secretary for governmental affairs at the U.S. Department of Transportation (1987 to 1989)

EDUCATION

•	Juris Doctor, Georgetown University
•	Master of Science, Foreign Service, Georgetown University
•	Bachelor of Science, Foreign Service, Georgetown University

SHARE OWNERSHIP

Shares: 0

DDSUs: 12,450

Is expected to meet share ownership requirements in 2024.

Matthew H. Paull
Independent Age: 71 Director since: January 26, 2016 Residence: Wilmette, Illinois, U.S.A. 2022 voting results: 97.57% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Air Products & Chemicals Corporation (2013 to Present)

•	Chair of Audit and Finance Committee
•	Member of Corporate Governance and Nominating Committee and Executive Committee

OVERALL 2022 ATTENDANCE		100%

Meeting Attendance

Board	11 of 11	100%
Compensation (Chair)	3 of 3	100%
Risk and Sustainability (1)	2 of 2	100%
Audit and Finance (1)	2 of 2	100%

BUSINESS EXPERIENCE

•	Senior Executive Vice-President and Chief Financial Officer of McDonald’s Corporation (2001 until his retirement in 2008)
•	Before joining McDonald’s in 1993, was a partner at Ernst & Young where he managed a variety of financial practices during his 18-year career and consulted with many leading multinational corporations

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Chipotle Mexican Grill Inc. (2016 to 2020) (member of Compensation Committee)
•	Best Buy Co. (2003 to 2013) (Lead independent director and chair of Finance Committee)
•	WMS Industries Inc. (2012 to 2013)
•	KapStone Paper and Packaging Corporation (2010 to 2018)

OTHER EXPERIENCE

Other Boards - Current

•	Pershing Square Capital Management, L.P. (2008 to present) (member of Advisory Board)

EDUCATION

•	Master’s degree in Accounting, University of Illinois
•	Bachelor’s degree, University of Illinois

SHARE OWNERSHIP

Shares: 15,190

DDSUs: 41,337

Meets share ownership requirements

Jane L. Peverett
Independent Age: 64 Director since: December 13, 2016 Residence: West Vancouver, British Columbia, Canada 2022 voting results: 98.25% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, executive compensation/human resources, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

CIBC* (2009 to present)

•	Chair of the Corporate Governance Committee
•	Member of Audit Committee

Northwest Natural Gas Company (2007 to present)

•	Chair of Audit Committee
•	Member of Governance, Organization and Executive Compensation Committee

Capital Power Corporation (2019 to present)

•	Member of People, Culture and Governance Committee and the Health, Safety and Environment Committee

*Ms. Peverett is not standing for election at CIBC’s 2023 Annual Meeting of Shareholders.

OVERALL 2022 ATTENDANCE		100%

Meeting Attendance

Board	11 of 11	100%
Audit and Finance (Chair)	5 of 5	100%
Governance	6 of 6	100%

BUSINESS EXPERIENCE

•	President & Chief Executive Officer of BC Transmission Corporation (electrical transmission) (2005 to 2009)
•	Vice-President, Corporate Services and Chief Financial Officer of BC Transmission Corporation (2003 to 2005)
•	President of Union Gas Limited (a natural gas storage, transmission and distribution company) (2002 to 2003)
•	Other positions at Union Gas Limited: President & Chief Executive Officer (2001 to 2002); Senior Vice-President Sales & Marketing (2000 to 2001) and Chief Financial Officer (1999 to 2000)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Encana Corp. (2003 to 2017)
•	Postmedia Network Canada Corp. (2013 to 2016)
•	Hydro One Limited (2015 to 2018)

OTHER EXPERIENCE

Other Boards - Current

•	CSA Group (2019 to present) (Chair of the Board)
•	British Columbia Institute of Corporate Directors Advisory Board

EDUCATION

•	Bachelor of Commerce degree, McMaster University
•	Master of Business Administration degree, Queen’s University
•	Certified Management Accountant
•	A Fellow of the Society of Management Accountants
•	Holds the ICD.D designation from the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 0

DDSUs: 28,131

Meets share ownership requirements

(1)	Mr. Paull moved from the Risk and Sustainability committee to the Audit and Finance committee on April 27, 2022.

Andrea Robertson
Independent Age: 59 Director since: July 15, 2019 Residence: Calgary, Alberta, Canada 2022 voting results: 99.30% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, and strategic oversight.

OVERALL 2022 ATTENDANCE		100%

Meeting Attendance

Board	11 of 11	100%
Governance(1)	2 of 2	100%
Compensation	3 of 3	100%

BUSINESS EXPERIENCE

•	President & Chief Executive Officer, Shock Trauma Air Rescue Service (STARS) (2012 to present)
•	President & Chief Operating Officer, STARS (2011 to 2012)
•	Chief Nursing and Health Professions Officer, Alberta Health Services (2009 to 2011)
•	Vice President, Foothills Medical Centre (2008 to 2009)
•	Vice President, Alberta Children’s Hospital (2008 to 2009)
•	Vice President, South Health Campus (2005 to 2007)

OTHER EXPERIENCE

Other Boards - Current

•	The Calgary Airport Authority (2017 to present)
•	University of Alberta, Faculty of Medicine & Dentistry (2021 to present)

Other Boards - Past

•	Bow Valley College (2015 to 2018)
•	United Way (2007 to 2013)

EDUCATION

•	Executive Leadership, Harvard University
•	ICD.D Rotman School of Business
•	Masters in Health-Care Administration, Central Michigan University
•	Baccalaureate of Nursing, University of Calgary
•	Executive Fellowship, Wharton University

SHARE OWNERSHIP

Shares: 0

DDSUs: 12,429

Is expected to meet share requirements in 2024.

Gordon T. Trafton
Independent Age: 69 Director since: January 1, 2017 Residence: Naperville, Illinois, U.S.A. 2022 voting results: 99.27% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

OVERALL 2022 ATTENDANCE		100%

Meeting Attendance

Board	11 of 11	100%
Governance	6 of 6	100%
Risk and Sustainability (Chair)	3 of 3	100%

BUSINESS EXPERIENCE

•	Consultant, Brigadier Consulting (2014 to 2015)
•	Consultant, CP (2013)
•	Special Advisor to the Canadian National Railway (CN) leadership team (2009 to his retirement in 2010)
•	Senior Vice-President Strategic Acquisitions and Integration, CN (2009 to 2010)
•	Senior Vice-President, Southern Region, CN (2003 to 2009)
•	Vice-President, Operations Integration, CN (2001 to 2003)
•	Vice-President, Transportation and IT Services, Illinois Central Railroad (1999 to 2001)
•	Held a number of leadership positions with Illinois Central Railroad and Burlington Northern Railroad

OTHER EXPERIENCE

Other Boards - Current

•	Leeds School of Business Advisory Board, University of Colorado Boulder (2012 to present)
•	Sacred Cow Consulting, Inc., Advisory Board (2020 to present)
•	Pacific National (2023 to present)

EDUCATION

•	Bachelor of Science, Transportation Management from the Leeds School of Business, University of Colorado Boulder

SHARE OWNERSHIP

Shares: 0

DDSUs: 27,850

Meets share ownership requirements

(1)	Ms. Robertson was appointed a member of the Corporate Governance, Nominating and Social Responsibility Committee on April 27, 2022.

Notes:

Other than as disclosed below, none of the directors is, or has been in the last 10 years:

(a)  a director, chief executive officer or chief financial officer of a company that:

a. was subject to a cease trade or similar order or an order that denied the issuer access to any exemptions under securities legislation for over 30 consecutive days, that was issued while the proposed director was acting in that capacity, or

b. was subject to a cease trade or similar order or an order that denied the issuer access to an exemption under securities legislation for over 30 consecutive days, that was issued after the proposed director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in that capacity

(b)  a director or executive officer of a company that, while that proposed director was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets,

(c) become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold their assets, or

(d)  subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities commission.

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

Executive Officers

The information regarding executive officers is included in Part 1 of our 2022 Form 10-K under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.

Code of business ethics and business ethics reporting policy

Our code of business ethics (Code), which applies to all employees, sets out our expectations for conduct. It covers confidentiality, protecting our assets, avoiding conflicts of interest, fair dealing with third parties, compliance with applicable laws, rules and regulations, as well as reporting any illegal or unethical behaviour, among other things. The Code applies to everyone at CP and our subsidiaries: directors, officers, employees (unionized and non-unionized) and contractors who do work for us.

Directors, officers and non-union employees must acknowledge every year that they have read, understood and agree to comply with the Code. Since 2021, non-unionized employees have also completed online scenario based training. Certain unionized employees will be provided with online training for the first time in 2023 and all other unionized employees shall be provided with a copy of the Code.

Our Code is public, and it is posted online on our website at investor.cpr.ca under our key governance documents. It is also available to all employees online and on our website at investor.cpr.ca.

We also have a supplemental code of ethics for the CEO and other senior financial officers (including the Executive Vice-President and Chief Financial Officer, the Vice-President Capital Markets, Vice-President of Financial Planning and Accounting and the Assistant Vice-President and Controller) which sets out our long-standing principles of conduct for these senior roles. We also have a business ethics reporting policy that outlines the processes CP has established for CP personnel and others to report concerns regarding conduct within CP, including questionable management and/or corporate practices, the potential violation of any applicable law, or a potential violation of the Code.

The latest version of the Code and the business ethics reporting policy is posted on our website at investor.cpr.ca/governance. Only the Board or Governance Committee (Audit and Finance Committee in the case of the CEO and senior financial officers) can waive an aspect of the Code. Any waivers are posted on our website. No waivers were requested or granted in 2022.

Monitoring compliance and updating the Code

The Governance Committee is responsible for periodic reviews of the Code and recommends changes of the Code to the Board. The Governance Committee also discloses any aspects of the Code that have been waived. The Audit and Finance Committee periodically reviews employee compliance with the Code.

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

The Board and the Governance Committee are responsible for developing our approach to corporate governance. This includes periodic reviews of the corporate governance principles and guidelines which were established by the Board, as well as the terms of reference for the Board and each of the four Board standing committees.

CP’s corporate governance principles and guidelines are available on our website at investor.cpr.ca/governance.

Audit and Finance Committee

CP’s Audit and Finance Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and NYSE standards and CSA National Instrument 52-110-Audit Committees. The current members of the Audit and Finance Committee are Jane Peverett (Chair), Isabelle Courville, Jill Denham, Edward Hamberger, and Matthew Paull, all of whom are independent. All members of the Audit and Finance Committee are “financially literate” as required by the NYSE and applicable Canadian securities laws. Of the current Audit and Finance Committee members, Ms. Peverett, Ms. Courville and Mr. Paull have been determined to be “audit committee financial experts” as defined by the SEC.

If significant corporate governance differences between CP’s corporate governance practices and Item 303A of the NYSE arise, they will be disclosed on our website at investor.cpr.ca/governance.

ITEM 11. EXECUTIVE COMPENSATION

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in this Annual Report on Form 10-K/A. As a foreign private issuer in the U.S., we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are otherwise not required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. We generally attempt to comply with the spirit of the U.S. proxy rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure.

All dollar amounts included in this Item 11 are in Canadian dollars, unless otherwise expressly stated to be in U.S. dollars.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s Compensation Committee during the year ended December 31, 2022. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Management Resources and Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with management of the Company and, based on such review and discussion, the Compensation Committee recommended to the Board that the information set forth under “Compensation Discussion and Analysis” below be included in this Annual Report on Form 10-K/A.

Respectfully submitted,

Management Resources and Compensation Committee

Matthew Paull (Chair)

Isabelle Courville

Jill Denham

Andrea Robertson

PART III - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this 10-K/A.

Our executive compensation program is designed to pay for performance, to align management interests with our business strategy and the interests of our shareholders, and to engage and retain our executives. This section of our 10-K/A provides shareholders with descriptions of our compensation programs and 2022 compensation decisions for our Named Executive Officers (NEOs), listed below.

2022 NAMED EXECUTIVE OFFICERS
Keith E. Creel President and Chief Executive Officer
Nadeem S. Velani Executive Vice-President and Chief Financial Officer
John K. Brooks Executive Vice-President and Chief Marketing Officer
Mark A. Redd Executive Vice-President Operations
Jeffrey J. Ellis Chief Legal Officer and Corporate Secretary

Where to find it

Compensation Discussion & Analysis	9
Our Approach to Executive Compensation	10
Compensation Governance	13
Compensation Program	18
2022 Executive Compensation	19
Named Executive Officer Profiles	29
Share Performance	34

Executive Compensation Details	35
Summary Compensation Table	35
Incentive Plan Awards	38
Retirement Plans	42
Termination and Change in Control	45
CEO Pay Ratio	47

Our approach to executive compensation

Our executive compensation program supports our operations-focused culture, is linked to the critical metrics that drive the achievement of our strategic plan without taking on undue risk, and is designed to create long-term sustainable value for our shareholders. The key elements of our approach to executive compensation include:

•	competitive market pay practices to attract and retain talent
•	a compensation mix that is incentive-driven with a large portion of total direct compensation that is variable or “at-risk” to support our pay for performance culture
•	compensation components paying out over multiple performance periods to link to our short- and long-term business strategy
•	aligning management’s interests with those of our shareholders through equity-based compensation and share ownership requirements

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

2022 total target direct

compensation mix

for our NEOs is

shown in the graph.

For 2022, 90 percent of

our CEO’s total target

direct compensation

and an average of

79 percent for our

other NEOs was at risk.

Benchmarking

Our comparator group in 2022 remains unchanged from 2021 and consists of companies we compete with for talent. The group includes our Class I railroad peers as well as 11 capital-intensive Canadian companies. For certain positions within the organization, we apply a heavier weighting to Class I railroad peers; however, we consistently review alignment and compensation practices against our comparator group.

Our 2022 compensation comparator group is as follows:

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

Compensation pays out over time

Variable pay includes short- and

long-term incentive awards

which link to our performance

objectives and support our

growth strategy.

The Compensation

Committee ensures the

performance objectives for

the incentive plans align with

our strategic multi-year plan,

which is reviewed and

approved by the Board.

Executives are CP shareholders

We require executives and senior management employees to own equity in the Company so they have a stake in our future success. Share ownership requirements are set as a multiple of base salary and increase by level. The ownership requirement must be achieved within five years of the employee being appointed to their position and can be met by holding shares or deferred share units (DSUs). Notional shares in the form of performance share units (PSUs), restricted share units (RSUs), and stock options do not count towards ownership requirements. Once executives have met their initial shareholding requirements, they are required to maintain compliance, which is reported annually to the Compensation Committee. The CEO must maintain the ownership level of six times his base salary for one year after the cessation of employment.

Executives have the opportunity to participate in the Senior Executive’s DSU Plan (see page 43 for further plan details). DSUs must be held for a minimum of six months after the executive leaves the Company. The units are redeemed for cash, with (i) Canadian-resident executives being entitled to elect a date of payment between the date that is six months following their departure from the Company and December 15th of the following calendar year, in compliance with Canadian tax rules; and (ii) U.S. resident executives being paid six months after their departure from the Company, in compliance with U.S. tax regulations.

The table below shows the ownership requirement by executive level, applicable to 103 executives and senior management employees in 2022. In support of our commitment to align executive compensation with shareholder interests and market competitive practices, the Board approved a change in share ownership requirement for the Executive Vice-President level from three times to four times annual base salary in 2021.

Executive Level	Ownership requirement (as a multiple of base salary)

Our NEOs are compliant with ownership guidelines:

•  Mr. Creel, Mr. Velani, Mr. Redd and Mr. Ellis have achieved their ownership requirements.

•  Mr. Brooks is expected to meet his ownership requirement within the specified period.

CEO	6x
Executive Vice-President	4x
Senior Vice-President	2x
Vice-President	1.5 to 2x
Senior management	1x

Equity ownership (as at December 31, 2022)

Executive	Requirement (as a multiple of salary)	Minimum ownership value ($) (1)	Shares ($)	Deferred share units ($)(2)	Total ownership value ($) (3)	Total ownership (as a multiple of salary)

Keith Creel	6x	9,751,680	9,587,934	16,507,476	26,095,410	16.06x

Nadeem Velani(2)	4x	3,416,688	353,639	5,984,379	6,338,018	7.42x

John Brooks	4x	3,304,736	1,266,885	1,702,926	2,969,811	3.59x

Mark Redd(2)	4x	3,196,384	2,334,627	2,187,596	4,522,223	5.66x

Jeffrey Ellis	2x	1,210,000	644,101	1,668,229	2,312,330	3.82x

(1)	Minimum ownership values for Mr. Creel, Mr. Brooks and Mr. Redd have been converted to Canadian dollars using an exchange rate of $1.3544.
(2)

Includes the 16,969 Performance DSUs (PDSUs) and 3,277 PDSUs credited to Mr. Velani and Mr. Redd, respectively, on February 2, 2023, as a result of the 2020 PSU performance factor, and the additional 5,759 and 1,843 matching PDSUs credited to Mr. Velani and Mr. Redd, respectively, under the terms of the Senior Executive Deferred Share Plan. See the About deferred compensation section on page 43 for more details.

(3)

Total ownership values for Mr. Creel, Mr. Brooks and Mr. Redd are based on US$74.59, the closing CP share price on the NYSE on December 30, 2022 and have been converted to Canadian dollars using an exchange rate of $1.3544. Values for Mr. Velani and Mr. Ellis are based on $100.95, the closing CP share price on the TSX on December 30, 2022.

Compensation governance

Disciplined decision-making process

Executive compensation decisions involve management, the Compensation Committee and the Board. The Board has final approval for setting, amending and adopting any equity compensation plans or awards, subject to applicable shareholder approval requirements. The Compensation Committee also receives advice and support from external consultants from time to time and retained an independent compensation consultant in June 2020, Frederic W. Cook & Co., Inc. (FW Cook), to provide objective analysis and assessment of the Company’s executive compensation program. Management receives advice and support from Willis Towers Watson, and other external consultants to the Company.

Qualified and experienced 2022 Compensation Committee

The Compensation Committee is responsible for our compensation philosophy, strategy and program design. The Compensation Committee consists of four independent directors. The Compensation Committee has the relevant skills, background and experience to carry out its duties. The table below shows the key skills and experience of each member:

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

The Compensation Committee has no interlocks or insider participation. None of the members were employed by or had any relationship with CP during 2022 requiring disclosure under Item 404 or Item 407(e)(4) of Regulation S-K of the Exchange Act. You can read about the background and experience of each member in the director profiles beginning on page 2.

Our Compensation Committee members also serve on other standing committees. Mr. Paull and Ms. Denham are members of the Audit and Finance Committee and Ms. Robertson is also a member of the Governance Committee. Ms. Courville, in her capacity as Chair of the Board, is an ex-officio member of all standing committees and may attend committee meetings at her discretion. This cross-membership provides directors with a broader perspective of risk oversight and a deeper understanding of our enterprise risks, ultimately strengthening overall risk management.

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

•  the Compensation Committee approves all compensation-related fees and work performed by FW Cook

• management engages Willis Towers Watson to provide market survey data, analysis and advice to management related to compensation matters

The next table below shows the fees paid to FW Cook and Willis Towers Watson in 2021 and 2022 for compensation advisory services.

	2022		2021

	Committee advisor	Management advisor	Committee advisor	Management advisor

Fees	FW Cook (1)	Willis Towers Watson	FW Cook (1)	Willis Towers Watson

Executive compensation-related fees	$119,864	$57,808	$226,608	$88,394

Other fees(2)	$0	$1,161,580	$0	$1,525,184

Total fees	$119,864	$1,219,388	$226,608	$1,613,578

(1)	FW Cook fees have been converted to Canadian dollars using the average exchange rate for 2022 of $1.3013
(2)	In addition to the amounts shown in the table, a one-time fee of $13,500 for Committee advice from an independent consultant was paid in 2022

Fees paid

In 2022, $57,808 was paid to Willis Towers Watson for compensation advisory services provided to management. Fees paid to Willis Towers Watson for all services provided to management, including actuarial and pension consulting, were $1,219,388. The total executive compensation fees represent 4.7% percent of the total fees in 2022.

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

The Committee engaged Willis Towers Watson in 2019 to conduct a detailed risk assessment of our compensation plans, programs and practices. The Committee reviewed Willis Towers Watson’s findings and agreed that our compensation policies and programs did not encourage excessive risk-taking that could have material adverse effects on CP. A subsequent risk assessment was expected to be completed in 2021, however in light of the Merger Agreement between CP and KCS, and after consultation with Willis Towers Watson, management determined that a risk assessment would be more pertinent in 2023 when CP and KCS are expected to combine to form a single entity with an unified CPKC compensation philosophy and strategy (which, as disclosed, is expected to occur on April 14, 2023).

Managing compensation risk

Our commitment to risk mitigation of the Company’s executive compensation program is reflected in the following practices and policies:

What we do

✓  Align pay with performance

• Short-term incentive and PSU plans have performance measures that are closely aligned with the business strategy and have rigorous targets

• Must achieve a specific threshold of operating income in order for the payout of STIP awards

✓ Utilize a compensation pay mix of fixed and variable pay elements where a significant portion of compensation is “at-risk”

✓ Long term incentive plans have overlapping vesting periods to address longer term risks and maintain executives’ exposure to the impacts of their decision–making through unvested equity awards

✓ Caps on STIP and PSU payouts to avoid excessive risk-taking

✓ Annual financial statement audit is completed and verified before the Board makes any decision about the STIP payout

✓ Maintain a clawback policy for senior executive compensation

✓ Allow senior executives to defer a portion of their annual incentive payout and/or PSU award to DSUs

✓ DSUs held by the President and CEO, executives, and senior management are not settled for cash until at least six months after leaving the Company

✓ Maintain meaningful share ownership requirements for executives and senior management

✓ Voluntarily solicit annual “say-on-pay” vote

✓ Annually benchmark executive compensation against our compensation comparator group

We do not

✗ Guarantee STIP or PSU payouts

✗ Have an automatic single-trigger vesting of change of control benefits

✗ Re-price stock options or buyouts of underwater stock options

✗ Permit hedging of equity holdings

✗ Permit pledging of equity holdings

Key policies

In addition to CP’s code of business ethics and the business ethics reporting policy, a number of other policies act to mitigate compensation risk. You can read more about our code of business ethics and other policies beginning on page 7.

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

The Board has sole discretion to determine whether it is in our best interests to pursue reimbursement of all or part of the incentive compensation and these actions would be separate from any actions by law enforcement agencies, regulators or other authorities. We expect to amend our clawback policy going forward as may be required by changes in applicable laws and listing requirements.

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

Compensation committee discretion

As part of the Company’s commitment to risk mitigation and corporate governance, the Compensation Committee has developed principles for the use of discretion. Adjustments should not relieve management from the consequences of their decision-making. Adjustments should also neither reward nor penalize management for decisions on discretionary transactions, events outside their control (such as foreign exchange rates and fuel prices that are beyond the assumptions used in the planning process) or transactions outside normal corporate planning and budgeting.

This means that the Compensation Committee can reduce the corporate performance factor for any executive officer, as it deems appropriate, as long as it follows the principles. The Board can also use its discretion to adjust the targets, vesting factors and payouts up or down, following the principles set out by the Compensation Committee. The Compensation Committee did not exercise any discretion for the short-term incentive plan or annual long-term incentive plan in 2022. Please refer to page 28 for details regarding adjustments made by the Compensation Committee for PSU purposes to remove impacts of the KCS acquisition in the calculation of the 2020 PSU performance factor.

Compensation program

Total direct compensation consists of salary, short-term incentive and a long-term incentive award. Executives also receive pension benefits and perquisites as part of their overall compensation.

Element	Purpose	Risk mitigating features	Why it is important

Salary Fixed cash (see page 19)	• competitive level of fixed pay to reflect scope of responsibilities and market data • reviewed annually	• benchmarked against our comparator group to ensure market competitiveness	• attract and retain talent • no automatic or guaranteed increases to promote a performance culture

Short-term incentive Variable cash bonus (see page 19)	• performance-based incentive to reward achievement of annual corporate and individual objectives to attract and retain highly qualified leaders • established target awards based on level of employee

•  year-end performance is measured against predetermined, approved targets

•  actual payouts are based on the achievement of corporate and individual objectives

•  payouts range from 0% to a maximum of 200% of target awards

•  motivate high corporate and individual performance

•  performance metrics are aligned to the strategic plan and approved annually

•  align personal objectives with area of responsibility and role in achieving financial, safety and operating results

Deferred compensation Deferred share units (see page 43)

•  encourages share ownership while aligning management interests with growth in shareholder value

•  executives and senior management can elect to receive their short-term incentive and their annual PSU grant in DSUs if they have not yet met their share ownership requirement

•  company provides a 25% match of the deferral amount in DSUs, subject to a cap

•  deferral limited to the amount required to meet the executive’s share ownership guidelines

•  helps retain key executive talent

•  matching DSUs vest after three years and matching PDSUs vest immediately

•  sustained alignment of executive and shareholder interests because the value of DSUs is tied directly to our share price

•  cannot be redeemed for cash until a minimum of six months after the executive leaves the Company

Long-term incentive Performance share units (see page 22)	• equity-based incentive to align with shareholder interests and focuses on three-year performance • accounts for 60% of an executive’s long-term incentive award • vest after three years	• use predefined market and financial metrics • the number of units that vest is based on a performance factor that is capped • no guarantee of a minimum payout	• focuses the leadership team on achieving challenging medium-term performance goals • payout based on share price and company performance • attract and retain highly qualified leaders

Long-term incentive Stock options (see page 22)	• equity-based incentive to align with long-term performance and growth in share price • accounts for 40% of an executive’s long-term incentive award • vests over four years, term is seven years	• focuses on appreciation in our share price, aligning with shareholder interests • only granted to senior management and executives	• focuses the leadership team on creating sustainable long-term value

Pension Defined contribution and defined benefit pension plans (see page 42)	• pension benefit based on pay, age and service and is competitive with the market • supplemental plan for senior management and executives	• balances risk management of pay packages that have a high percentage of variable pay	• attract and retain highly qualified leaders

Perquisites Flexible spending account (see page 36)	• market competitive benefit to support health and well-being	• capped perquisites for the CEO and executives	• attract and retain highly qualified leaders

2022 Executive compensation

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

Executive	2022 (in USD)	percent change from 2021	2021 (in USD)
Keith Creel	1,200,000	0.5%	1,193,513
Nadeem Velani	660,000	3.1%	640,000
John Brooks	610,000	5.2%	580,000
Mark Redd(1)	590,000	12.4%	525,000
Jeffrey Ellis(1)	475,000	11.8%	425,000

(1)	Increases for Mr. Redd and Mr. Ellis were approved to progressively align their tenure, scope of responsibility and performance with the competitive market.

Short-term incentive plan (STIP)

The short-term incentive award focuses executives on achieving strong annual financial, safety, operational and customer satisfaction results. The table below summarizes the terms of our current short-term incentive plan.

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

Restrictions

•  must meet minimum level of corporate and individual performance

•  must achieve corporate operating income hurdle for any payout on individual or corporate performance to occur

•  performance modifier for each metric is capped at 2x target for exceptional performance

•  actual award is capped at a maximum of 200 percent of target to limit payout and excessive risk-taking

We calculate each STIP award by multiplying the executive base salary by their short-term incentive target as well as the corporate and individual performance factors as shown below:

For executives, the STIP target is weighted at 75 percent for corporate results and 25 percent for individual performance, whereas most other employees have greater emphasis placed on individual and departmental goals with their corporate and individual performance weighted at 50 percent each. This is based on our view that the annual bonus should be tied to overall corporate performance and the areas of our business that each employee can influence directly.

The corporate performance factor consists of financial, operating and safety measures of varying weights that total 100 percent. The year end result of each measure is assessed against predefined targets that are set at the beginning of the year (see page 21 for a complete review of the targets and results for the 2022 STIP).

The individual performance factor is based on the executive’s performance against annual objectives and additional predefined quantitative and qualitative goals that reflect the strategic and operational priorities critical to each executive’s role.

The table below outlines the target STIP opportunities for our NEOs:

Our STIP target is based on a
percentage of base salary and
reviewed annually for market
competitiveness.

Our 2022 market review resulted
in a STIP target adjustment for
Mr. Redd to maintain his target
total direct compensation
positioning relative to the
competitive market.

	STIP target as a percent of base salary
Executive	Minimum	Target	Maximum
Keith Creel	0%	125%	250%
Nadeem Velani	0%	100%	200%
John Brooks	0%	100%	200%
Mark Redd	0%	100%	200%
Jeffrey Ellis	0%	80%	160%

2022 STIP awards

The table below shows the calculation of the STIP awarded to each NEO based on the 2022 corporate and individual performance factors. The salaries of Mr. Creel, Mr. Brooks and Mr. Redd have been converted to Canadian dollars using an average exchange rate of $1.3013 for 2022.

(1)	Neither Mr. Creel nor the other NEOs elected to defer a portion of their 2022 STIP award to DSUs.

Assessing individual performance

Individual performance objectives are set at the start of every financial year. The Compensation Committee sets the individual performance factor for the CEO. The CEO reviews the performance of his direct reports against their objectives, and recommends their individual performance factors to the Compensation Committee. The individual performance factor ranges from 0 to 200 percent. The individual performance factor for the CEO cannot exceed the STIP corporate performance factor and accordingly Mr. Creel’s performance factor was capped at 29 percent. This ensures the payout factor for the CEO aligns with the Company’s overall performance. For Mr. Velani, Mr. Brooks, Mr. Redd and Mr. Ellis, their individual performance factor for 2022 was 100 percent.

See the profiles beginning on page 29 to read about each executive’s individual performance highlights in 2022.

Assessing corporate performance

In 2022 CP achieved its lowest ever and industry leading Federal Railroad Administration (FRA) train accident frequency ratio of 0.93, a 15 percent improvement from 2021. Our 2022 FRA-reportable personal injury frequency ratio of 1.01 was the second best ever result in this category. Additionally, the Company continued to progress its merger application to combine with KCS to create the first single-line haul rail network connecting the U.S., Mexico and Canada. However, due to a softer than anticipated volume environment as well as weather and labour disruptions, CP’s financial results did not meet targets for the 2022 STIP award. In 2022, CP’s adjusted operating ratio(1) was 61.4 percent, an increase of 380 basis point from 2021, while adjusted operating income(1) decreased from $3,461 million in 2021 to $3,403 million.

Consistent with our pay for performance philosophy, the corporate performance factor for our 2022 STIP award reflects financial measures falling short of our annual target objectives and resulted in a payout of 29 percent.

2022 STIP scorecard results

The table below shows the 2022 scorecard and results. The targets were set with stretch goals to motivate strong performance and create shareholder value as we continue to focus on our multi-year plan and remain a leader in safety. The Board sets a corporate hurdle for operating income at $2 billion. There is no payout if we do not achieve that corporate hurdle. If we achieve the hurdle but corporate performance is below threshold for all measures, then only the individual performance factor is used to calculate the awards. Corporate results between 50 and 200 percent of target are interpolated.

Performance measure (Weighting)	Why the measure is important	Threshold (50%)	Target (100%)	Maximum (200%)	2022 Reported Result	2022 STIP Result	Score
Financial measures
STIP Operating ratio (35%) Operating expenses divided by total revenues based on an assumed fuel price and foreign exchange rate	Continues our focus on driving down costs while focusing on growth strategy	57.6%	57.3%	57.0%	61.4%(1)	58.7%(2)	0%
STIP Operating income (35%) ($ millions) Total revenues less total operating expenses based on an assumed foreign exchange rate	Highlights the importance of revenue growth to our corporate strategy	3,410	3,490	3,565	3,403(1)	3,334(2)	0%
Safety measures
FRA Train Accident Frequency (10%) Number of FRA-reportable train accidents which meet FRA reporting thresholds per million train miles	CP has long been an industry leader in rail safety and we are more focused on it than ever, committed to protecting our people, our communities, our environment and our customers’ goods	1.10	1.02	0.96	0.93	0.93	200%
FRA Personal Injury Frequency (10%) Number of FRA-reportable injuries per 200,000 employee hours	As the safety of our employees is our top priority, we introduced FRA Personal Injury as an additional safety metric under our STIP beginning 2020	1.05	1.00	0.95	1.01	1.01	90%
Operating measure
Trip Plan Compliance (10%) Calculated as the number of shipments completed on time (less than 12 hours late vs. baseline plan), divided by the total number of shipments completed	Trip plan compliance is a detailed schedule of performance and the core of CP’s product offering. It balances between customer needs and what we are capable of delivering safely It is critical to the service we provide customers and to our growth strategy	75%	80%	85%	64%	64%	0%
Corporate performance factor							29%

(1)

Adjusted operating ratio and Adjusted operating income are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 66-77 of CP’s Annual Report on Form 10-K for the year ended December 31, 2022.

(2)

The Compensation Committee may adjust the results for unusual or non-recurring items that are outside our normal business and do not accurately reflect our ongoing operating results or business trends and affect the comparability of our financial performance year over year. Results used under the STIP could therefore differ from our reported GAAP results. Significant items that were adjusted so that they do not impact, either favourably or unfavourably, the assumptions made when the STIP targets were planned include: foreign exchange rates, fuel price and land sales, all of which were adjusted to reflect the original assumptions made in our 2022 budget.

Long-term incentive plan (LTIP)

Our long-term incentive awards focus executives on medium- and longer-term performance to create sustainable shareholder value.

The table below summarizes the terms of our current long-term incentive plans.

	Performance share units (60%)	Stock options (40%)

Purpose	• notional share units to align compensation with medium-term financial and market objectives	• equity-based compensation to align executives with long-term performance of our shares and business

Term	• three years	• seven years

Vesting	• the number of units that vest is based on performance over a three-year period • cliff vest at the end of three years to the extent performance vesting conditions are met and Board approves	• vest 25% annually over four years beginning on the first anniversary of the grant date

Payout

•  paid out in cash based on units vested and the average closing share price for the 30 trading days prior to the end of the performance period on the TSX or NYSE

•  may be paid out in shares at the discretion of the CEO

•  accumulates quarterly dividends

•  no guarantee of a minimum payout

•  if performance is exceptional on all measures the Board may approve a payout of up to 249%

• right to buy Company shares at a specified price after vesting • does not attract dividends • only have value if our share price increases above the exercise price

Restrictions	• must achieve threshold performance level on a measure otherwise the payout factor for that measure is zero and a portion of the award is not paid out	• no exercises can be made during a blackout period • financial assistance is not provided to facilitate the purchase of shares under the stock option plan

Assignment	• not permitted other than by operation of law

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

Termination Provisions

Resignation	• all units forfeited	• 30 days to exercise any vested options; unvested options are forfeited

Retirement	• units continue to vest providing the unit holder meets the retirement age and service requirements and has a minimum participation period of six months during a performance period	• options continue to vest and expire on the earlier of five years from retirement or the original expiry date

Termination without Cause	• pro-rated to termination date with payout based on actual performance as long as unit holder has a minimum of six months of service in the performance period	• six months to exercise vested options; unvested options continue to vest for six months following termination date

Termination with Cause	• all units forfeited	• all options forfeited

Change of Control

•  if a PSU unit holder is terminated without cause following a change of control, PSUs credited prior to the change of control vest as of the termination date, and PSUs credited after the change of control are forfeited

• if the optionholder is terminated without cause following a change of control, then all options vest immediately(1)

(1)	Stock options have a double trigger clause requiring a change of control and the option holder to be terminated without cause.

Stock options and PSUs are approved and granted to NEOs and eligible employees annually after the fourth quarter financial statement blackout period, and after the Compensation Committee has reviewed the year-end financial results.

Grants are also made during the year for special situations such as retention or new hires. Special grants can include PSUs, stock options, RSUs or DSUs. These grants to employees, excluding the executives reporting to the CEO, are made following CEO approval on the first Tuesday of the month, when there is no blackout in effect. If the Company is in a blackout period, the grant is made after the blackout has been lifted.

In addition, the CEO, the Chair of the Board and the Chair of the Compensation Committee have authority to grant options to certain employees based on defined parameters, such as the position of the employee and the expected value of the option award. In 2022, the Compensation Committee authorized a pool of 250,000 options for allocation by the CEO, who granted 25,492 options to seven employees below executive officer level for retention and to recognize performance.

2022 Long-term incentive awards

To determine the appropriate value of long-term incentive grants provided to the NEOs, the Compensation Committee considers the practices of our comparator group and internal factors, including executive retention, dilutive impact and long-term value creation.

The table below shows the 2022 long-term incentives awards for the NEOs:

Executive	2022 long-term incentive award (grant value) ($)(1)	Grant price		Allocation
				Performance share units		Stock options
				($)	(#)	($)	(#)
Keith Creel (2),(3)	11,616,154	US$	71.40 (NYSE)	6,960,936	74,919	4,655,218	208,107
Nadeem Velani	3,194,126		$90.94 (TSX)	1,878,184	20,653	1,315,942	64,255
John Brooks (1),(3)	2,818,037	US$	71.40 (NYSE)	1,648,366	17,741	1,169,671	52,289
Mark Redd (1),(3)	2,498,469	US$	71.40 (NYSE)	1,461,426	15,729	1,037,043	46,360
Jeffrey Ellis	1,606,731		$90.94 (TSX)	944,776	10,389	661,955	32,322

(1)

See the Summary compensation table on page 35 for details on how we calculate the grant date fair values of the PSUs and stock options. Both were calculated in accordance with FASB ASC Topic 718. For Mr. Brooks and Mr. Redd, this represents the annual long-term incentive target award value, excluding DSUs granted in 2022.

(2)

As per the terms of Mr. Creel’s employment agreement amendment dated March 21, 2021, Mr. Creel’s 2022 LTIP target grant value was reduced by US$2.1 million (C$2.8 million) in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. This is the first of four planned reductions to Mr. Creel’s annual LTIP award in each year of 2022, 2023, 2024 and 2025 for a total aggregate reduction of US$8.4 million. See Employment agreements on page 37 for more details.

(3)	The grant value of the awards based on the NYSE trading price has been converted to Canadian dollars using a 2022 average exchange rate of $1.3013.

Performance share units (PSUs)

PSUs focus executives on achieving medium-term goals within a three-year performance period. The Board sets performance measures, thresholds and targets at the beginning of the performance period.

2022 PSU awards

The close of the KCS transaction into voting trust on December 14, 2021 marked a significant milestone for CP. The impacts of the accelerated timing of the trust closing made it necessary for us to re-evaluate how to most effectively align our 2022 compensation plans with performance as well as to retain and motivate our talented railroaders during this transformative time. After careful consideration and review, the Board decided that because of the KCS transaction it was prudent to make changes to the PSU plan design for the 2022 grant. To further strengthen the link between pay and performance, the Board approved two performance metric changes. For the performance period covering January 1, 2022 to December 31, 2024, a three year cumulative free cash flow metric with an adjusted net debt(1) to adjusted EBITDA (earnings before interest, tax, depreciation and amortization)(1) modifier (maximum of up to 1.5x) to incentivize deleveraging of the balance sheet following the KCS transaction was introduced. This replaced adjusted return on invested capital (ROIC)(1) as the KCS transaction-related impacts such as timing uncertainty and purchase accounting implications make goal setting and measuring ROIC performance challenging. The Board ensured continued rigour in target setting with this near-term change to our financial metric.

In addition, our relative TSR on the NYSE will be compared to constituents of the S&P 500 Industrials index. This replaced our previous Class I railroad TSR peer group, which consisted of five publicly-listed Class I railroads. This was reduced to four companies following KCS’ delisting from NYSE in connection with the closing of KCS into voting trust, which is too small for meaningful evaluation of relative TSR performance. All weightings and payout factor ranges from the prior year’s design have remained the same.

(1)

Free cash, Adjusted net debt, Adjusted EBITDA and Adjusted ROIC are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 66-77 of CP’s Annual Report on Form 10-K for the year ended December 31, 2022.

The performance period for the 2022 PSU awards is January 1, 2022 to December 31, 2024. Performance will be assessed against the measures in the table below.

2022 PSU performance measures	Why the measure is important	Threshold	Target	Stretch	Exceptional	Weighting
Three-year cumulative Free Cash Flow (FCF)(1) FCF calculated as cash from operating activities less cash used in investing activities, adjusted for changes in cash and cash equivalents balances	Incents strong cash flow generation and disciplined capital reinvestment to support the Company’s growth strategy and in turn generate shareholder value	50.0%	100.0%	140.0%	180%
		$8,755	$9,155	$9,355	$9,555
Adjusted Net Debt(1) to Adjusted EBITDA(1) Ratio target of 2.5 Measures financial leverage and the ability to pay off debt; calculated as adjusted net debt divided by adjusted EBITDA (earnings before interest, tax, depreciation and amortization)	Modifier incentive for management to efficiently pay down debt in order to meet the Company’s commitment to return to its long-term target leverage following KCS acquisition and maintain strong investment grade credit rating	x1.125	x1.250	x1.375	x1.500	70%
		9/30/2024	6/30/2024	3/31/2024	12/31/2023
FCF x Adj. Net Debt to Adj. EBITDA Payout		56%	125%	193%	270%
Total shareholder return (TSR) Measured over three years. The percentile ranking of CP’s TSX Compound Annual Growth Rate (CAGR) relative to the companies that make up the S&P/TSX 60	Compares our TSR on the TSX to the broader S&P/TSX 60 to reflect our performance relative to the Canadian market Aligns long-term incentive compensation with long-term shareholder interests	50%	100%	200%	n/a	15%
		25th percentile	50th percentile	75th percentile	n/a
Total shareholder return (TSR) Measured over three years. The percentile ranking of CP’s TSX CAGR relative to the companies that make up the S&P 500 Industrials Index	Compares our TSR on the NYSE relative to a group of large U.S. industrial companies with similar macroeconomic exposure Aligns long-term incentive compensation with long-term shareholder interests	25th percentile	50th percentile	75th percentile	n/a	15%

Potential maximum payout						249%

(1)

Free cash, Adjusted net debt and Adjusted EBITDA are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 66-77 of CP’s Annual Report on Form 10-K for the year ended December 31, 2022.

At the end of the three-year performance period, the starting point for determining relative TSR will be the 10-day average closing share price on the appropriate index prior to January 1, 2022 and the ending point will be the 10-day average closing share price on the appropriate index prior to January 1, 2025. TSR is adjusted over the period to reflect dividends paid. Awards will be interpolated if results fall between threshold and exceptional. If results are below the threshold level for any of the performance measures, units for that specific measure will not be paid out.

New for 2023 PSU awards

After thoughtful consideration, with our shareholders in mind, the Board has approved changes for the 2023 PSU plan design to further strengthen the link between pay and performance for CP executives and employees. For the performance period covering January 1, 2023 to December 31, 2025, the adjusted net debt to adjusted EBITDA modifier(1) introduced for the 2022 PSU design will be removed as management is on track to return to target leverage. Additionally, we have challenged the Company with an exceptional target for the remaining FCF(1) and relative TSR performance measures to payout up to 250 percent. Lastly, we have increased the total weighting of relative TSR from 30 percent to 40 percent to place greater emphasis on shareholder value return as we contemplate integration with KCS. The financial measure will correspondingly decrease by 10 percent from 70 percent to 60 percent.

(1)

Free cash, Adjusted net debt and Adjusted EBITDA are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 66-77 of CP’s Annual Report on Form 10-K for the year ended December 31, 2022.

Stock options

Stock options focus executives on long-term performance. The Management Stock Option Incentive Plan was introduced in October 2001. Stock options granted before 2017 expire 10 years from the date of grant and generally vest 25 percent each year over four years, beginning on the first anniversary of the grant date. Options awarded on or after January 1, 2017 have a seven-year term and vest 25 percent each year over four years beginning on the first anniversary date of the grant. The grant price is the closing price of our shares on the TSX, if the option is granted in Canadian dollars or the NYSE, if the option is granted in United States dollars, on the applicable grant date. Options only have value for the holder if our current share price increases above the grant price before the expiry of the option.

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

SARs, if granted, will have the following terms (or such other terms as are consistent with the related options):

a.	the number of SARs to be granted shall, in the sole discretion of the Administrator, be:

i.	one SAR for every two optioned shares, or

ii.	one SAR for each optioned share;

b.	the reference price for a SAR will be same as the exercise price of the related option;

c.	SARs may be exercise from time to time by an optionholder as follows:

i.	on and after the second anniversary of the grant date, as to 50% of the SARs or any part thereof;

ii.	on and after the third anniversary of the grant date, as to the remaining 50% of the SARs or any part thereof;

d.	exercise of SARs will result in a reduction in the number of option shares on the basis of one optioned share for each exercised SAR; and

e.	exercise of an option will result in a reduction in the number of SARs on the basis of:

i.	one SAR for each optioned share purchased in excess of 50% of the number of optioned shares, where one SAR was granted for every two optioned shares; and

ii.	one SAR for each optioned share purchased, where one SAR was granted for each optioned share.

f.	The expiry date of a SAR will be ten years after the grant date.

CP did not grant any SARs in 2022 and as of December 31, 2022, CP does not have any SARs outstanding.

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

We measure dilution by determining the number of options available for issuance and the number of options outstanding as a percentage of outstanding shares. Our dilution at the end of 2022 was 3.2 percent. Notwithstanding the limits noted above, the dilution level, measured by the number of options available for issuance as a percentage of outstanding shares continues to be capped, at the discretion of the Board, at 7 percent.

The table below shows the burn rate for the last three fiscal years, calculated by dividing the number of stock options granted in the fiscal year by the weighted average number of outstanding shares for the year.

as at December 31	2020	2021	2022
Number of options granted	1,086,200	1,346,358	839,108
Weighted number of shares outstanding	677,193,050	679,709,375	929,976,385
Burn rate	0.16%	0.20%	0.09%

The table below shows the options outstanding and available for grant from the Stock Option Plan as at December 31, 2022.

	Number of options/shares	Percent of outstanding shares
Options outstanding (as at December 31, 2022)	7,353,133	0.79%
Options available to grant (as at December 31, 2022)	22,511,317	2.42%
Shares issued on exercise of options in 2022	840,303	0.09%
Options granted in 2022	839,108	0.09%

Since the launch of the stock option plan in October 2001, a total of 110,393,210 shares have been available for issuance under the plan and 80,528,760 shares have been issued through the exercise of options as at December 31, 2022. The last share pool increase to the Management Stock Option Incentive Plan was an increase of 20,000,000 shares reserved for issuance thereunder, approved at the annual meeting of shareholders of CP held on April 27, 2022.

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

Payout of 2020 PSU award

On December 31, 2022, the 2020 PSU grant for the performance period of January 1, 2020 to December 31, 2022 vested and was paid out on February 16, 2023. The NEOs and all other eligible employees received an overall performance payout factor of 180 percent on the award. The table below shows the difference between the actual payout value and the target grant value for each NEO.

(1)

The grant value for Mr. Creel, Mr. Brooks and Mr. Redd was converted to Canadian dollars using an exchange rate of $1.3415 for 2020. The target grant value represents PSUs only. For Mr. Velani and Mr. Redd, the target grant values excludes the value of the PSUs deferred to PDSUs.

(2)	Reflects the 30-day average closing share price prior to December 31, 2022 on the TSX ($105.97) and NYSE (US$78.32) when both markets were open.
(3)	The PSU payout value for Mr. Creel, Mr. Brooks and Mr. Redd was converted using a 2022 year-end exchange rate of $1.3544.
(4)

Mr. Velani and Mr. Redd elected to defer a portion of their 2020 PSU award to PDSUs. The PSU value reflects the cash payout for the PSUs that were not deferred. Mr. Velani and Mr. Redd received an additional 16,969 and 3,277 PDSUs as a result of the 2020 PSU performance factor, and a further 5,759 and 1,843 matching PDSUs, respectively, on February 2, 2023. See About deferred compensation section on page 43 for more details.

How we calculated the 2020 PSU performance factor

The payout value has been calculated in accordance with the terms of the PSU plan and the 2020 award agreement. This includes provisions for adjustments to adjusted ROIC(1) results for PSU purposes to remove the impacts of the KCS acquisition in 2021 and 2022 in order to more accurately reflect the operating performance of CP’s core business from 2020-2022.

PSU performance measures	Threshold (50%)	Target (100%)	Maximum (200%)	PSU result	Weighting	PSU performance factor

3-Year Average Adjusted ROIC(1)	15.3%	16.0%	16.7%	16.5%	70%	171.4%

TSR to S&P/TSX 60 Index(2)	25th percentile	50th percentile	75th percentile	78th percentile	15%	200%

TSR to Class I railroads(2)	4th	3rd	1st	1st	15%	200%
PSU performance factor						180%

(1)	Adjusted ROIC is a non-GAAP measure. Non-GAAP measures are defined and reconciled on pages 66-77 of CP’s Annual Report on Form 10-K for the year ended December 31, 2022.
(2)	TSR performance was rated against companies in the respective indices at the beginning and end of performance periods in accordance with the terms of the PSU plan and the 2020 award agreement.

Keith E. Creel	President and Chief Executive Officer

Mr. Creel has been President and Chief Executive Officer (CEO) since his appointment on January 31, 2017. He joined CP in February 2013 as President and Chief Operating Officer (COO). Prior to joining CP, Mr. Creel had a very successful operating career that began in 1992 at Burlington Northern as a management trainee in operations, which later led to his appointment to EVP and COO at Canadian National Railway in 2010. Mr. Creel obtained a Bachelor of Science in Marketing from Jacksonville State University and completed the Advanced Management Program at the Harvard Business School. He served as a commissioned officer in the U.S. Army and is a Persian Gulf War veteran.

Mr. Creel has been recognized for his leadership within and beyond the railroad industry throughout his career. In 2014, he was named as Railroad Innovator by Progressive Railroading, in recognition for his outstanding achievement in the railroad industry. Furthermore, Mr. Creel was recognized by The Globe and Mail’s Report of Business magazine as their

CEO of the Year and Strategist of the Year in 2021 for orchestrating the biggest merger and acquisition deal of the year. Railway Age magazine also named Mr. Creel as co-Railroader of the Year and was part of Institutional Investor magazine’s All-Canada Executive team in 2022.

Accomplishments in 2022

Our revenue increased 10 percent to $8.8 billion from $8.0 billion in 2021. The operating ratio increased by 230 basis points to 62.2 percent from 59.9 percent last year. Adjusted operating ratio(1) was 61.4 percent, a 380 basis point increase from 57.6 percent in 2021. Reported diluted earnings per share (EPS) was $3.77, a 10 percent decrease from last year and core adjusted diluted EPS(1), excluding significant items and KCS purchase accounting, was $3.77, unchanged from last year.

For the 17th consecutive year CP has operated the safest railway in North America with a remarkable 15 percent reduction in our FRA-reportable train accident ratio from 1.10 in 2021 to a new all-time record low of 0.93. These industry leading records have been made possible due to our continued investment in technology including broken rail detection, train inspection portals, and advanced information architectures which enables innovative data analytics and machine learning to warn of impending failures, allowing for proactive actions to be taken. We also continue to make personal safety a priority and finished 2022 with a FRA-reportable personal injury ratio of 1.01.

Our journey to being Sustainably Driven has continued to progress in 2022. Recognizing that we are not alone in the journey to reduce our greenhouse gas (GHG) emissions, we have shared insights and experiences with external stakeholders in order to add further value to CP’s climate programs and support collaboration and innovation that will benefit the broader transportation industry. In 2022, we were proud to launch a web-based carbon emissions calculator for our customers to provide greater insight into the carbon footprint of their freight rail transportation services. CP also continued to advance our hydrogen locomotive program in 2022 with initiatives such as conducting mainline testing, which included the first revenue service trials for the world’s first hydrogen line-haul railway locomotive and developing hydrogen fueling locations in Calgary and Edmonton.

CP is proud to be recognized as a global leader for our commitment to operating sustainably by being included in the Dow Jones Sustainability World Index (DJSI World) for the first time and in the North America Index (DJSI North America) for the third consecutive year. CP’s membership in the DJSI index reflects a long-term organizational commitment to continuous improvement and transparent disclosure of the company’s sustainability performance. CP was also recognized as a global leader for our actions on climate change by being named to CDP’s exclusive A-list for the second consecutive year, placing the company in the CDP leadership group of companies leading action on climate change globally. We continue to enhance the company’s sustainability disclosure by voluntarily including reporting that is aligned with the recommendations from the Task Force on Climate-related Financial Disclosures (TCFD), allowing our stakeholders to understand CP’s climate-related risks and opportunities so that they can be integrated into business and investment decisions. We also became the first freight rail company in North America to participate in the United Nations (UN) Global Compact, a voluntary global corporate sustainability initiative.

In a year of changing conditions and challenges, in order to support the broader economy and prepare for our proposed combination, we executed one of the largest hiring plans and capital investment programs in our company’s history. Our hiring strategy was multi-faceted, leveraging data analytics to support targeted advertisements, interdepartmental collaboration, hiring events, and community networking. We feel a great deal of CP pride delivering on our hiring strategy. We are also proud to be named one of Alberta’s Top Employers for the third year in a row and for the first time as one of Canada’s Top 100 Employers in early 2023.

(1)

Adjusted operating ratio and Core adjusted diluted EPS are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 66-77 of CP’s Annual Report on Form 10-K for the year ended December 31, 2022.

Throughout 2022, Mr. Creel has continued to lead and champion the expansion of CP’s network capacity and infrastructure to provide more service options for our customers. These initiatives include but are not limited to, building on our existing partnership with Hapag-Lloyd for an additional service call at Port Saint John to further unlock the port’s potential for CP customers and the North American supply chain. We have also entered in a multi-year agreement with CMA CGM Group to be their primary rail provider in Canada, servicing the ports of Vancouver, Montreal and Saint John. By envisioning the future needs of the agricultural sector with a $600 million multi-year investment, spanning from 2018 to 2022, in high-capacity hopper cars (8,500-foot High Efficiency Product (HEP) model) enabled us to break the all-time monthly record for transporting Canadian grain and grain products by moving 3.14 million metric tonnes (MMT) in October 2022.

Under Mr. Creel’s leadership, the company has been steadfast in planning KCS integration projects in preparation for the historic combination with KCS. Throughout 2022, teams have been progressing the vital work needed to safely and efficiently operate the combined company. Our Integration Management Office has been diligent in identifying the new processes and practices for the new CPKC company. In addition, a CEO-led Integration Steering Committee has been established with a regular meeting cadence providing strategic oversight with clear deliverables and project plans to ensure a seamless and successful transition for employees, customers and other stakeholders.

2022 Compensation

At CP, the STIP individual performance factor for the CEO cannot exceed the corporate performance factor. This ensures the payout factor for the CEO aligns with the Company’s overall performance.

Consistent with our pay for performance philosophy for Mr. Creel, his STIP award for 2022 is directly linked to CP’s corporate performance factor of 29%.

2023 Compensation

The Compensation Committee, with guidance and advice from FW Cook, conducted a comprehensive review of Mr. Creel’s compensation in conjunction with competitive market information as well as corporate and individual performance. Based on the findings of this review, the Committee adjusted Mr. Creel’s 2023 base salary and short-term and long-term incentive targets for a total target direct compensation increase of US$1.387 million (C$1.8 million). As per the terms of Mr. Creel’s employment agreement amendment dated March 21, 2021, the 2023 LTIP target grant value will be reduced by US$2.1 million (C$2.8 million) in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. See Employment agreements on page 37 for more details.

Realized and realizable pay

The value of Mr. Creel’s incentive compensation is based on our performance over the period and, for the long-term incentive, our share price when the awards vest. The graph below shows the three-year average of Mr. Creel’s granted and realized and realizable pay from 2020 to 2022.

Summary compensation table. Reflects average of salary earned, actual cash bonus and long-term incentives granted as disclosed in the Summary compensation table on page 35

Realized and realizable. Reflects average of salary earned, actual cash bonus, the value of long-term incentive awards that have vested or been exercised and the estimated current value of unvested long-term incentive awards granted from 2020 to 2022

•  the value of vested 2020 PSUs paid in February 2023 was calculated using the 30-day average trading price of our shares prior to December 31, 2022 of US$78.32 on the NYSE with a performance multiplier of 180 percent and includes reinvested dividends up to the payment date

•  the value of unvested 2021 and 2022 PSUs are based on the closing price of our shares on December 30, 2022 of US$74.59 on the NYSE with a performance multiplier of 100 percent and includes reinvested dividends

•  the value of unvested/unexercised stock options is based on the closing price of our shares on December 30, 2022 of US$74.59 on the NYSE

•  the values for salary earned and actual cash bonus are as disclosed in the Summary compensation table on page 35

•  the value of any realized and realizable PSUs and stock options have been converted into Canadian dollars using the 2022 year-end exchange rate of $1.3544

Pay linked to shareholder value

The table below shows Mr. Creel’s total direct compensation in Canadian dollars in each of the last three years, compared to its realized and realizable value as at December 31, 2022. We also compare the realized and realizable value of $100 awarded in total direct compensation to Mr. Creel in each year to the value of $100 invested in shares on the first trading day of the period, assuming reinvestment of dividends, to show a meaningful comparison of shareholder value.

	Compensation awarded ($)	Realized and realizable value of compensation as at December 31, 2022		Value of $100
				Keith Creel	Shareholder
Year		($)	Period	($)	($)
2020	16,026,481	32,117,366	Jan 1, 2020 to Dec 31, 2022	200	156
2021(1)	25,883,203	16,939,310	Jan 1, 2021 to Dec 31, 2022	65	116
2022(2)	13,743,780	10,639,834	Jan 1, 2022 to Dec 31, 2022	77	112

(1)	Compensation awarded in 2021 is higher than 2020 and 2022 as a result of the special upfront grant of stock options in March 2021 and has normalized in 2022.
(2)

As per the terms of Mr. Creel’s employment agreement amendment dated March 21, 2021, Mr. Creel’s 2022 LTIP target grant value was reduced by US$2.1 million (C$2.8 million) in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. This is the first of four planned reductions to Mr. Creel’s annual LTIP award in each year of 2022, 2023, 2024 and 2025 for a total aggregate reduction of US$8.4 million. See Employment agreements on page 37 for more details.

Mr. Creel’s compensation awarded values are as disclosed in the Summary compensation table. Mr. Creel’s realized and realizable value for salary earned and actual bonus received have been converted to Canadian dollars using the following average exchange rates: $1.3415 for 2020, $1.2535 for 2021 and $1.3013 for 2022. The value of any realized and realizable long-term incentive is converted into Canadian dollars using the 2022 year-end exchange rate of $1.3544.

Nadeem S. Velani	Executive Vice-President and Chief Financial Officer

Mr. Velani has been Executive Vice-President and Chief Financial Officer since October 17, 2017. Mr. Velani joined CP in March 2013 after spending approximately 15 years with CN where he held a variety of leadership positions in financial planning, sales and marketing, investor relations and the Office of the President and CEO. Mr. Velani obtained a Bachelor of Economics from Western University and an MBA in Finance/International Business from McGill. He is a graduate of the Harvard Business School completing the Advanced Management Program in 2022.

Mr. Velani is a key member of the CP senior management team responsible for the long-term strategic direction of the Company. Responsibilities include financial planning, investor relations, reporting and accounting systems, as well as pension plan management, tax, treasury and internal audit functions. He is the co-chair of CP’s Diversity and Leadership Development Steering Committee, championing company-wide leadership programs and diversity initiatives. Mr. Velani was named to Institutional Investor’s All-Canada Executive Team as Top CFO in capital goods/ industrials sector and recognized for Best Investor Relations by Senior Management team (large cap) at IR Magazine Awards – Canada for 2022.

2022 Performance highlights:

•  Revenue increased by 10 percent to $8.8 billion from $8.0 billion in 2021. Reported diluted EPS was $3.77, a 10 percent decrease from last year while core adjusted diluted EPS(1), excluding significant items and KCS purchase accounting, was $3.77, unchanged from last year. Share price significantly outperformed SP500, TSX60 and Class I peers.

•  Provided strong oversight of CP’s capital structure, including the repayment of $1.6 billion in debt. An important step in ensuring CP returns to its target leverage of 2.5x adjusted net debt to adjusted EBITDA(1).

•  Successfully on-boarded new external auditors.

•  Ensured the disciplined deployment of $1.55 billion in capital investment focusing CP on investments that enhanced the safety, fluidity and capacity of our network.

•  Leadership development through Harvard Business School’s Advanced Management Program, followed by field-based training through CP’s in-house “Railroad MBA” program to gain further operations knowledge while qualifying as a conductor in January 2023.

•  Ongoing champion for the company’s sustainability strategy. In 2022, we were named to CDP A-list as well as DJSI World and DJSI North America Indices.

•  Progressed integration planning objectives and projects for the company’s financial functions.

2022 Compensation:

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

With more than 28 years in the railroading business, Mr. Brooks has held senior responsibilities in all lines of business, including coal, chemicals, merchandise products, grain and intermodal. He is responsible for strengthening relationships with existing customers, generating new opportunities for growth, enhancing the value of the Company’s service offerings and developing strategies to optimize CP’s business.

2022 Performance highlights:

•   Delivered record revenues in 2022, increasing by 10 percent from 2021. We also had a record year in potash revenue and volumes.

•   Active engagement with our industry partners in 2022 resulted in a new multi-year agreement with CMA CGM Group, where CP will be their primary rail provider in Canada. Access to the Port of Vancouver and Port of Montreal, combined with our strategic connection to Port Saint John via New Brunswick Southern Railway, will enable CP to move the majority of CMA CGM’s freight from Canadian ports to key Canadian and US Midwest inland markets.

•   Established new premium intermodal service at Port of Saint John, a key contributor to the company’s 13 percent increase in intermodal volume growth in 2022.

•   Established long-term partnership with Ford Motor Company which strengthens our relationship and develops new supply chain solutions, including the utilization of our new Chicago auto compound and the reopening of our Edmonton auto compound in January 2023.

•   Worked closely with grain supply chain partners to implement infrastructure and capacity investments to improve efficiency in the grain supply chain including the receipt of the final installment of the 5,900 new high-capacity hopper cars.

2022 Compensation:

(1)

Adjusted operating ratio, Core adjusted diluted EPS and Adjusted net debt to adjusted EBITDA are non-GAAP measures. Non-GAAP measures are defined and reconciled on pages 66-77 of CP’s Annual Report on Form 10-K for the year ended December 31, 2022.

Mark A. Redd	Executive Vice-President Operations

Mr. Redd has been Executive Vice-President Operations since September 1, 2019. He joined CP in October 2013 as General Manager Operations U.S. West and has held various leadership positions. In February 2017, he became Senior Vice-President Operations Western Region. Mr. Redd began his railroading career at Midsouth Rail in Jackson, Mississippi, and then moved to KCS as a locomotive engineer and progressed to Vice-President Transportation. He is also a former Chairman of the operating board for the Port Terminal Railroad Association in Houston, Texas. Mr. Redd holds a Bachelor and Master of Science in Management from University of Phoenix and Executive MBA from the University of Missouri – Kansas City.

Mr. Redd leads the 24/7 operations of our network, which includes responsibility for network transportation, operations, mechanical, engineering, procurement, operations technology and labour relations. He is the co-chair of our Diversity and Leadership Development Steering Committee, actively supporting the development of a diverse and inclusive operations team. Mr. Redd was proudly named CP’s 2016 Railroader of the Year.

2022 Performance highlights:

•   Accelerated our grain service after a robust harvest arrived earlier than expected to break the all-time monthly record for transporting Canadian grain and grain products by moving 3.14 million metric tonnes (MMT) in October 2022.

•   Hired and trained over 1,600 conductors in 2022 to support growing business needs by using a multi-faceted strategy that included leveraging data analytics to support targeted advertisements, interdepartmental collaboration, hiring events, and community networking.

•   Achieved record train length and weights, which is a culmination of work and planning by our talented railroaders.

•   Progressed CP’s pursuit to be the safest railway in North America with a remarkable 15 percent reduction in our FRA-reportable train accident frequency ratio from 1.10 in 2021 to a record low of 0.93 in 2022.

•   Continued focus on personal safety with our second best ever FRA-reportable personal injury ratio of 1.01, supported by our Home Safe program.

•   Advanced integration planning with the team hard at work to prepare to bring CPKC together.

2022 Compensation:

Jeffrey J. Ellis	Chief Legal Officer and Corporate Secretary

Mr. Ellis has been Chief Legal Officer and Corporate Secretary since November 23, 2015. Prior to joining CP in 2015, Mr. Ellis was the U.S. General Counsel at BMO Financial Group. Before joining BMO in 2006, Mr. Ellis was in private practice in Ontario. He holds a BA and MA from the University of Toronto, JD and LLM degrees from Osgoode Hall Law School as well as an MBA from Western University. Mr. Ellis is a member of the bars of New York, Illinois, Ontario and Alberta and is fluent in French.

Mr. Ellis is accountable for the overall strategic leadership, and performance of the legal, corporate secretarial, communications and government relations functions at CP. Mr. Ellis’ responsibilities include litigation management, regulatory, contracts, commercial matters and advising on risk management as well as providing strategic support to CP’s senior management and the Board of Directors. As Chair of CP’s Indigenous Diversity Council, he champions an inclusive workplace. Mr. Ellis was an Executive Committee member for Legal Leaders for Diversity and Inclusion from 2018-2022 and is a Board member of the Railway Association of Canada.

2022 Performance highlights:

•   Since closing KCS into the voting trust on December 14, 2021, Mr. Ellis and his team continue to play a key role in integration planning of the historic combination of CP and KCS.

•   Worked closely with the Integration Management Office to progress the vital work needed to safely and efficiently operate the combined company.

•   Instrumental in providing the legal strategy for the CP team’s presentation to the Surface Transportation Board in the fall of 2022.

•   Responsible for securing additional regulatory approvals for the KCS transaction, including approvals in Mexico and the United States.

•   CP legal team was recognized by Financial Times at the 2022 Innovative Lawyers Awards North America in the award category for In-House Legal Team: Innovation in Commercial and Strategic Advice.

2022 Compensation:

Share performance

The graph below shows the total shareholder return of $100 invested in CP shares compared to the two major market indices over the last five years ending December 31, 2022 assuming reinvestment of dividends. The graph also shows the total compensation awarded to our NEOs for each of the past five years.

The graph shows CP shares have outperformed the S&P/TSX Composite Index and the S&P 500 index since 2018 while our NEOs’ total compensation has directly aligned with the increasing value provided to our shareholders in recent years. We have delivered significant shareholder value as our cumulative total return for the five-year period ending December 31, 2022 was 130 percent on the TSX and 114 percent on the NYSE.

The total compensation value for NEOs as disclosed in the Summary compensation table is 0.3 percent of our total revenues of $8.8 billion for 2022.

at December 31	2018	2019	2020	2021	2022
CP TSR (C$)	107	147	198	206	230
CP TSR (US$)	98	142	196	205	214
S&P/TSX Composite Index (C$)	91	112	118	148	139
S&P 500 Index (US$)	96	126	149	191	157
TDC ($ thousands)	22,210	27,352	31,855	41,754	28,917

Note:

•	Total direct compensation (TDC) is the total compensation of the NEOs (excluding pension), as reported in the summary compensation table in prior years.
•	We used the following to calculate total direct compensation in the table above:
•	2022, 2021 and 2020: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and Jeffrey Ellis
•	2019: Keith Creel, Nadeem Velani, John Brooks, Laird Pitz and Mark Redd
•	2018: Keith Creel, Nadeem Velani, Robert Johnson, Laird Pitz and John Brooks
•

Mr. Creel, Mr. Brooks, Mr. Pitz, Mr. Redd and Mr. Johnson were paid in U.S. dollars and their amounts have been converted using the following average exchange rates: $1.3013 for 2022, $1.2535 for 2021, $1.3415 for 2020, $1.3269 for 2019 and $1.2957 for 2018.

EXECUTIVE COMPENSATION DETAILS

Summary compensation table

The table below shows annual compensation in Canadian dollars for our five NEOs for the three fiscal years ended December 31, 2022, 2021 and 2020. Mr. Creel, Mr. Brooks and Mr. Redd are paid in U.S. dollars and their compensation has been converted to Canadian dollars using the average exchange rates for the year: $1.3013 for 2022, $1.2535 for 2021 and $1.3415 for 2020. Mr. Velani and Mr. Ellis are paid in Canadian dollars.

Executive and principal position	Year	Salary ($) (1)	Share-based awards ($)(2)	Option-based awards ($)(3)	Non-equity incentive plan compensation - annual incentive plan ($)(4)	Pension Values ($)(5)	All other compensation ($)(6)	Total Compensation ($)

Keith E. Creel	2022	1,561,560	6,960,936	4,655,218	566,066	499,916	279,850	14,523,546
President and Chief	2021	1,496,068	7,138,547	14,910,982	2,337,606	608,541	237,237	26,728,981
Executive Officer	2020	1,601,097	6,826,446	4,156,579	3,442,359	546,767	242,948	16,816,196

Nadeem S. Velani	2022	833,193	1,878,184	1,315,942	399,325	232,289	69,608	4,728,541
Executive Vice-President	2021	806,821	1,684,658	997,455	1,102,552	248,433	53,715	4,893,634
and Chief Financial Officer	2020	790,366	1,818,076	1,157,441	1,263,452	226,331	66,336	5,322,002

John K. Brooks	2022	788,913	1,712,572	1,169,671	371,098	289,889	96,199	4,428,342
Executive Vice-President	2021	722,525	1,566,074	920,156	999,666	534,527	90,248	4,833,196
and Chief Marketing Officer	2020	735,100	1,548,288	942,743	1,149,741	557,101	83,767	5,016,740

Mark A. Redd	2022	757,194	1,513,731	1,037,043	358,931	137,801	100,518	3,905,218
Executive Vice-President	2021	645,748	1,444,831	1,010,560	814,384	104,262	89,381	4,109,166
Operations	2020	595,081	1,155,272	693,849	827,327	93,038	79,781	3,444,348

Jeffrey J. Ellis	2022	596,571	944,776	661,955	226,270	157,656	61,385	2,648,613
Chief Legal Officer	2021	554,274	947,383	514,607	616,166	143,932	51,938	2,828,300
and Corporate Secretary	2020	520,967	954,825	520,534	638,004	125,011	44,457	2,803,798

(1)	Salary. Represents salary earned in the year. Mr. Velani’s salary is set in U.S. dollars and was paid in Canadian dollars based on an exchange rate of 1.2779 in 2022.
(2)

Share-based awards. Includes PSUs and DSUs awards, where applicable. PSUs were granted on January 31, 2022. The grant date accounting fair value is $90.94 for grants on the TSX and US$71.40 for grants on the NYSE and are calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 22: Stock-based compensation in our Annual Report on form 10-K filed with the SEC and securities regulatory authorities in Canada on February 24, 2023 for more details.

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

Using this valuation model, the grant date expected fair value on January 31, 2022 was $76.39 on the TSX and US$59.98 on the NYSE, based on the above assumptions.

Mr. Brooks and Mr. Redd amounts include the value of DSUs granted on January 31, 2022. See the About deferred compensation section on page 43 for more details.

Mr. Velani and Mr. Redd amounts exclude the 16,969 PDSUs and 3,277 PDSUs credited to Mr. Velani and Mr. Redd, respectively, on February 2, 2023, as a result of the 2020 PSU performance factor, and the additional 5,759 and 1,843 matching PDSUs credited to Mr. Velani and Mr. Redd, respectively, under the terms of the Senior Executive Deferred Share Plan. See the Payout of 2020 PSU award on page 28 and the About deferred compensation section on page 43 for more details.

(3)

Option-based awards. The grant date fair value of stock option awards granted to each NEO has been calculated in accordance with FASB ASC Topic 718: Compensation – Stock Compensation. We used the Black-Scholes option-pricing model (with reference to the shares underlying the options). Stock options awarded as part of the annual program were granted on January 31, 2022. The grant date accounting fair value of the awards shown in the Summary compensation table with reference to the TSX and NYSE are $20.48 and US$17.19, respectively. See Item 8, Financial Statements and Supplementary Data, Note 22: Stock-based compensation in our Annual Report on Form 10-K filed with the SEC and securities regulatory authorities in Canada on February 24, 2023 for more details.

To calculate the number of options, we use Willis Towers Watson’s expected life binomial methodology and the 30-day average closing share price on the TSX or the NYSE prior to the grant date.

The grant price on January 31, 2022 is $90.94 on the TSX and US$71.40 on the NYSE. Using the binomial valuation model, the grant date expected fair value was $16.37 on the TSX and US$13.57 on the NYSE. The assumptions are below:

	Willis Towers Watson Expected Life Binomial Valuation

Assumptions	NYSE	TSX

Option Term	7 years	7 years

Vesting Schedule	4 year pro-rated	4 year pro-rated

Expected Life	4.75 years	4.75 years

Dividend Yield (1-year historical)	0.86%	0.86%

Volatility (3-year daily)	24.8%	24.0%

Risk-free Rate (yield curve)	0.25% - 0.75%	0.1% - 0.6%

Risk of Forfeiture	5%	5%

Stock Option Value (as a % of grant price)	19%	18%

Mr. Creel’s 2021 amount includes a special upfront grant on March 27, 2021 in relation to amendments to his executive employment agreement made on March 21, 2021 to retain him until at least year 2026. The grant date fair value of this grant is US$16.24 on the NYSE and is calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation. In consideration of this special upfront grant, CP and Mr. Creel agreed to amend his current employment agreement to reduce the value of the annual long-term incentive plan award Mr. Creel is entitled to receive by US$2.1 million in each year of 2022, 2023, 2024 and 2025 (an aggregate of $8.4 million). See Employment agreements on page 37 for more details.

Mr. Redd’s 2021 amount also includes the incremental fair value of $247,071 (US$197,105) to reflect the discretion approved by Board for his July 20, 2018 PSOs granted when he was not an NEO. The incremental fair value is calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation and reflects the fair value of incremental options allowed to vest due to exercise of positive discretion as calculated using the Black-Scholes option-pricing model at the modification date.

(4)	Non-equity annual incentive. Cash bonus earned under our short-term incentive plan for 2022 and paid in February 2023.
(5)

Pension. Mr. Creel, Mr. Velani and Mr. Ellis participate in the Canadian defined contribution plan (DC plan) and in the defined contribution supplemental plan (DC SERP). Mr. Creel and Mr. Redd participate in the U.S. defined contribution plan and the U.S. supplemental executive retirement plan. Mr. Brooks participates in the CP Pension Plan for U.S. Management Employees. See Retirement plans on page 42 for more details.

(6)

All other compensation. The NEOs receive certain benefits and perquisites which are competitive with our comparator group. The table below shows the breakdown of all other compensation for 2022. The values in the table have been converted to Canadian dollars using the 2022 average exchange rate of $1.3013.

	Perquisites						Other compensation

Executive	Personal use of company aircraft ($)(a)	Auto benefits ($)(b)	Housing allowance ($)(c)	Financial and tax planning ($)(d)	Additional medical ($)(e)	Club benefits ($)(f)	401(k) match ($)(g)	Employer share purchase plan match ($)(h)	Total ($)

Keith Creel	151,069	28,631	3,652	26,026	-	32,533	7,027	30,912	279,850

Nadeem Velani	-	40,416	-	-	1,495	11,200	-	16,497	69,608

John Brooks	-	40,636	-	12,883	2,405	14,575	10,080	15,620	96,199

Mark Redd	-	46,161	-	12,883	-	14,575	11,907	14,992	100,518

Jeffrey Ellis	-	38,373	-	-	-	11,200	-	11,812	61,385

(a)

Calculated by multiplying the variable cost per air hour by the number of hours used for travel and includes costs for fuel, maintenance, landing fees and other miscellaneous costs. The year over year increase to this amount is primarily due to higher fuel prices in 2022. As Mr. Creel is required to travel frequently for business, CP prefers he uses our corporate aircraft within North America to ensure his safety, security and ability to immediately travel across CP’s network. As an executive of a Calgary-based company, enabling the CEO to visit his family in the United States is an important retention tool. Non-corporate use of the corporate aircraft has been limited to family visits.

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

(f)

Included in the perquisites program available to all senior executives is a value of $11,200 in their respective home currency. Value of CEO’s club membership of $32,533 reflects the Canadian dollar conversion of US$25,000.

(g)	Reflects matching company contributions to the 401(k) plan for Mr. Creel, Mr. Brooks and Mr. Redd.
(h)

Company contributions to the Employee Share Purchase Plan (ESPP). Our NEOs participate in the ESPP on the same terms and using the same formulas as other participants. See page 41 to read more about the ESPP.

Employment agreements

Except for Mr. Creel and Mr. Ellis, employment agreements for executive officers are set out in a standard offer letter template. The letters contain the standard terms, which include an annual salary, participation in the short and long-term incentive plans as approved annually by the Compensation Committee, participation in the benefit plans or programs generally available to management employees and perquisites. As of the date of this 10-K/A, all of our NEOs have a two-year non-compete, non-solicitation agreement tied to their CP employment.

Mr. Creel’s employment agreement includes:

•	reasonable living accommodation in Calgary
•	use of the corporate aircraft for business commuting and family visits within North America
•	non-disclosure, non-solicitation and confidentiality covenants
•	severance provisions as described on page 45
•	reimbursement for club memberships of up to US$25,000 annually
•	reimbursement for financial services of up to US$20,000 annually

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

Mr. Ellis’ employment agreement includes a severance package for a termination without cause as described on page 45 and a non-compete, non-solicitation agreement.

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards that were outstanding as of December 31, 2022. See Long-term incentive plan beginning on page 22 for more information about our stock option and share-based awards.

		Option-based awards(1)					Share-based awards(2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)

Keith Creel(3)	31-Jan-14	199,500	33.77	31-Jan-24	13,402,410
	24-Jul-14	239,700	42.06	24-Jul-24	14,115,933
	22-Jan-16	276,250	23.36	22-Jan-26	19,167,858
	20-Jan-17	35,838	30.20	20-Jan-24	2,154,646
	1-Feb-17	79,376	30.23	1-Feb-24	4,769,004
	1-Feb-17	749,797	30.23	1-Feb-24	45,048,692
	22-Jan-18	215,740	37.17	22-Jan-25	10,934,059
	25-Jan-19	271,010	41.06	25-Jan-26	12,307,386
	31-Jan-20	287,160	53.16	31-Jan-27	8,334,759
	29-Jan-21	237,145	67.24	29-Jan-28	2,360,741
	27-Mar-21	517,385	71.64	27-Mar-28	2,067,201
	31-Jan-22	208,107	71.40	31-Jan-29	899,134
	6-Feb-13					DSU			16,507,476
	31-Jan-20					PSU			18,739,151
	29-Jan-21					PSU	85,897	8,677,694
	31-Jan-22					PSU	75,359	7,613,075
Total		3,317,008			135,561,823		161,256	16,290,769	35,246,627

Nadeem Velani	23-Jan-15	1,000	43.76	23-Jan-25	57,190
	22-Jan-16	14,635	33.15	22-Jan-26	992,253
	22-Jan-18	66,300	46.33	22-Jan-25	3,621,306
	25-Jan-19	81,565	54.30	25-Jan-26	3,805,007
	31-Jan-20	87,275	70.31	31-Jan-27	2,674,106
	29-Jan-21	57,790	85.93	29-Jan-28	868,006
	31-Jan-22	64,255	90.94	31-Jan-29	643,193
	26-Feb-14					DSU			350,153
	19-Feb-15					DSU			177,156
	24-Feb-17					DSU			321,416
	22-Feb-19					DSU			699,444
	31-Jan-20					DSU			4,436,210
	31-Jan-20					PSU			1,011,142
	29-Jan-21					PSU	19,884	2,007,244
	31-Jan-22					PSU	20,774	2,097,132
Total		372,820			12,661,061		40,658	4,104,376	6,995,521

		Option-based awards(1)					Share-based awards(2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)
John Brooks	23-Jan-15	6,530	35.18	23-Jan-25	348,551
	22-Jan-16	21,700	23.36	22-Jan-26	1,505,674
	22-Jan-18	20,975	37.17	22-Jan-25	1,063,048
	25-Jan-19	37,420	41.06	25-Jan-26	1,699,356
	14-Feb-19	14,845	40.40	14-Feb-26	687,426
	31-Jan-20	65,130	53.16	31-Jan-27	1,890,385
	29-Jan-21	49,835	67.24	29-Jan-28	496,099
	31-Jan-22	52,289	71.40	31-Jan-29	225,917
	6-Sep-12					DSU			522,912
	22-Feb-19					DSU			429,009
	29-Jan-21					DSU	792	79,981	319,923
	31-Jan-22					DSU	695	70,220	280,881
	31-Jan-20					PSU			4,250,091
	29-Jan-21					PSU	18,053	1,823,755
	31-Jan-22					PSU	17,845	1,802,794
Total		268,724			7,916,456		37,385	3,776,750	5,802,816
Mark Redd	25-Jan-19	19,980	41.06	25-Jan-26	907,352
	3-Sep-19	6,485	46.95	3-Sep-26	242,770
	31-Jan-20	47,935	53.16	31-Jan-27	1,391,303
	29-Jan-21	41,350	67.24	29-Jan-28	411,633
	31-Jan-22	46,360	71.40	31-Jan-29	200,300
	19-Feb-15					DSU			226,782
	22-Feb-19					DSU			363,919
	31-Jan-20					DSU	224	22,661	1,021,771
	29-Jan-21					DSU	1,726	174,352	92,084
	31-Jan-22					DSU	566	57,205	228,822
	31-Jan-20					PSU			2,346,298
	29-Jan-21					PSU	13,484	1,362,181
	31-Jan-22					PSU	15,821	1,598,340
Total		162,110			3,153,358		31,821	3,214,739	4,279,676
Jeffrey Ellis	22-Jan-16	6,485	33.15	22-Jan-26	439,683
	20-Jan-17	17,150	40.30	20-Jan-24	1,040,148
	22-Jan-18	21,255	46.33	22-Jan-25	1,160,948
	25-Jan-19	36,535	54.30	25-Jan-26	1,704,358
	31-Jan-20	39,250	70.31	31-Jan-27	1,202,620
	29-Jan-21	29,815	85.93	29-Jan-28	447,821
	31-Jan-22	32,322	90.94	31-Jan-29	323,543
	22-Jan-16					DSU			194,669
	31-Jan-20					DSU	1,996	201,537	806,147
	29-Jan-21					DSU	923	93,175	372,701
	31-Jan-20					PSU			2,274,526
	29-Jan-21					PSU	10,259	1,035,617
	31-Jan-22					PSU	10,450	1,054,912
Total		182,812			6,319,121		23,628	2,385,241	3,648,043

(1)

Option-based awards. Regular options granted before 2017 vest 25 percent each year for four years beginning on the first anniversary of the grant date and expire 10 years from the grant date. Grants made in 2017 and onwards have the same vesting schedule and expire seven years from the grant date. All exercise prices for grants received prior to 2015 are in Canadian dollars. With respect to Mr. Creel, Mr. Brooks and Mr. Redd, exercise prices for option awards that were granted in 2015 and later are in U.S. dollars. All of Mr. Velani’s and Mr. Ellis’ exercise prices are in Canadian dollars.

Value of unexercised in-the-money options. For stock options granted to NEOs in Canadian dollars, the value of unexercised in-the-money options at 2022 year-end is based on $100.95, the closing share price on the TSX on December 30, 2022. For NEOs with U.S. dollar stock option grants, the value of unexercised in-the-money options at 2022 year-end is based on US$74.59, the closing share price on the NYSE on December 30, 2022.

(2)

Share-based awards. Values include reinvested dividends. The unvested 2021 and 2022 PSU values are based on a payout at target (100 percent). For Mr. Velani and Mr. Ellis, the value of unvested PSUs and DSUs is based on $100.95, the closing share price on the TSX on December 30, 2022. For Mr. Creel, Mr. Brooks and Mr. Redd, the value of unvested PSUs and DSUs is based on US$74.59 our closing share price on the NYSE on December 30, 2022, converted to Canadian dollars using a year-end exchange rate of $1.3544.

The vested 2020 PSU values are based on an overall performance factor of 180 percent and a payout price of $105.97 and US$78.32 on the TSX and NYSE, respectively (see Payout of 2020 PSU award on page 28 for more details). Mr. Velani and Mr. Redd elected to defer a portion of their January 31, 2020 PSU award to PDSUs and received an additional 16,969 and 3,277 PDSUs, on February 2, 2023, respectively as a result of the overall 2020 PSU performance factor of 180 percent and a further 5,759 and 1,843 matching PDSUs, respectively, under the terms of the Senior Executive Deferred Share Plan on February 2, 2023. Value of the vested 2020 PDSUs are included in the table above. See the About deferred compensation section on page 43 for more details.

Vested and unvested DSU awards are deferred and cannot be redeemed until the NEO leaves the Company.

(3)

Mr. Creel was awarded an upfront PSO grant on February 1, 2017 when he became CEO on January 31, 2017. These PSOs vested on February 1, 2022 based on our five-year TSR relative to two equally weighted measures: the S&P/TSX Capped Industrial Index and the S&P 1500 Road and Rail Index. The threshold for vesting is for CP’s TSR being at or above the 60th percentile relative to each index at the end of the performance period on January 31, 2022. CP’s TSR performance relative to the S&P/TSX Capped Industrial and S&P 1500 Road and Rail indices both exceeded the 60th percentile, vesting 100 percent of the grant.

On March 27, 2021, Mr. Creel was awarded a special stock option grant in conjunction with amendments to his executive employment agreement made on March 21, 2021. See Employment agreements on page 37 for more details.

Incentive plan awards – value vested or earned during the year

The table below shows the amount of incentive compensation that vested or was earned in 2022.

Executive	Option-based awards - value vested during the year ($)(1)	Share-based awards - value vested during the year ($)(2)	Non-equity incentive plan compensation - value earned during the year ($)

Keith Creel	55,464,666	18,739,151	566,066

Nadeem Velani	2,086,873	5,572,386	399,325

John Brooks	1,219,921	4,326,565	371,098

Mark Redd	826,581	3,342,295	358,931

Jeffrey Ellis	841,506	2,274,526	226,270

(1)

Option-based awards—value vested during the year. Includes the aggregate dollar value that would have been realized if the options were exercised on the date of vest. It is calculated as the difference between the closing price (on each of the stock option vest dates in 2022) and the exercise price, converted to Canadian dollars where applicable using the exchange rate on the vest date.

(2)

Share-based awards—value vested during the year. Includes DSUs that have vested during the year and are valued as of the vest date and converted to Canadian dollars where applicable. Also includes, the payout value of the 2020 PSUs and the value of 2020 PDSUs (including the 16,969 and 3,277 PDSUs credited to Mr. Velani and Mr. Redd, respectively, on February 2, 2023 as a result of the 2020 PSU performance factor, and a further 5,759 and 1,843 matching PDSUs credited to Mr. Velani and Mr. Redd, respectively, on February 2, 2023, under the terms of the Senior Executive Deferred Share Unit Plan), which vested at 180 percent on December 31, 2022. The 2020 PSU value for Mr. Creel, Mr. Brooks and Mr. Redd have been converted to Canadian dollars using the year-end exchange rate of $1.3544. See Payout of 2020 PSU award on page 28 and the Outstanding share-based awards and option-based awards on page 38 for more details.

Option exercises and vested stock awards

The table below shows the options exercised and sold by the NEOs in 2022.

Executive	Number of options exercised and sold	Option exercise price ($)	Value realized ($)(1)
Keith Creel(2)	6,517	US$30.20	423,878
	150,762	US$30.23	9,787,236
John Brooks	13,050	US$30.20	871,434
	6,000	US$35.18	358,683
Mark Redd	4,665	US$30.20	286,274
	6,900	33.23	455,820
	6,280	US$35.18	345,622
	20,075	US$37.17	1,054,301
	19,800	US$38.99	990,809

(1)	Based on the market price of shares less the option exercise price on the date of exercise; converted to Canadian dollars using a year-end exchange rate of $1.3544 for exercises on the NYSE.
(2)

Mr. Creel’s exercises are for options, which are scheduled to expire in January, February and July of 2024, and are being exercised and sold in accordance with the automatic securities disposition plans he established on August 2, 2022.

Equity compensation plan information

The table below shows the securities authorized for issuance under equity compensation plans at December 31, 2022. These include the issuance of securities upon exercise of options outstanding under the stock option plan and the director stock option plan.

The table also shows the remaining number of shares available for issuance and includes 1,700,000 shares under the director stock option plan. On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	7,353,133	61.69	22,511,317

Equity compensation plans not approved by security holders	-	-	-

Total	7,353,133	61.69	22,511,317

See page 25 to read more about the stock option plan. You can also read about the two equity compensation plans in our audited consolidated financial statements for the year ended December 31, 2022, available on our website (investor.cpr.ca/financials), and on SEDAR (www.sedar.com) and EDGAR (www.sec.gov).

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

In 2022, approximately 56 percent of our employees participated in the ESPP.

Retirement plans

Canadian pension plans

Mr. Creel, Mr. Velani and Mr. Ellis participated in our DC plan in 2022.

Participants contribute between 4 and 6 percent of their earnings depending on their age and years of service, and the Company contributes between 4 and 8 percent of earnings on a participant’s base salary and annual bonus. For eligible executives, CP contributes an additional 6 percent contribution on base salary and annual bonus. Total contributions are limited to the maximum allowed under the Income Tax Act (Canada) ($30,780 for 2022).

Defined contribution plan

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	3,661,737	477,664	3,679,510
Nadeem Velani	1,632,195	232,289	1,677,790
Jeffrey Ellis	910,273	157,656	970,226

Mr. Creel, Mr. Velani and Mr. Ellis also participate in the DC SERP, a non-registered plan that provides notional contributions in excess of the Income Tax Act (Canada) limits for the DC Plan at the same employer contribution rate as in the DC Plan. Company contributions vest after two years of employment. Employees do not contribute to the DC SERP.

U.S. retirement plans

Our U.S. retirement program has five elements:

•	a qualified defined benefit pension plan (closed plan) which provides annual benefit accruals funded by employer contributions determined from Internal Revenue Service (IRS) rules;
•	a non-qualified defined benefit pension plan (closed plan) for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$245,000 for 2022);
•	a voluntary qualified 401(k) plan with employer match;
•	a qualified defined contribution plan which provides automatic employer contributions; and
•	a non-qualified defined contribution plan for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$305,000 for 2022).

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

The table below summarizes Mr. Brooks’ participation in the Basic DB Plan and Supplemental Pension Plan in 2022. The values in the table have been converted to Canadian dollars using the 2022 average exchange rate of $1.3013.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-compensatory change ($)	Closing present value of defined benefit obligation ($)
Executive	At December 31, 2022	At age 65	At year end ($)	At age 65 ($)
John Brooks	14.17	27.25	223,353	513,010	3,162,584	289,889	(1,118,548)	2,333,925

The present value of the defined benefit obligation is based on the assumptions and methods used for financial statement reporting. In previous years, it was assumed that Mr. Brooks’ accrued benefit would be paid at age 65. The present value was determined using a discount rate of 5.21 percent and mortality adjusted actuarial assumptions.

401(k) plan

Individuals can make pre-tax or post-tax (Roth) contributions to the 401(k) plan subject to limitations imposed by the IRS in the U.S. The Company provides a matching contribution of 50 percent on the first six percent of eligible earnings. All contributions vest immediately.

U.S. salaried retirement income plan

The U.S. Salaried Retirement Income Plan is employer-funded with an annual contribution amount equal to 3.5 percent of eligible earnings, which include base salary and annual bonus. These earnings are subject to compensation limitations imposed by the IRS in the U.S. These amounts are included in the Summary compensation table under All other compensation on page 36.

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

Mr. Creel and Mr. Redd participated in the U.S. DC SERP in 2022. The table below shows the U.S. Salaried Retirement Income Plan and U.S. DC SERP account information as at December 31, 2022 and values have been converted to Canadian dollars using the 2022 average exchange rate of $1.3013.

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	1,303,392	22,252	1,149,826
Mark Redd	557,017	114,025	600,082

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

Eligible executives can elect to defer a portion of their PSU grant prior to start of the performance period. These Performance DSUs are subject to the same performance and vesting conditions as the corresponding PSU grant. To align with the granting practice of the PSU plan, the elected amount converted to Performance DSUs is based on the market closing price of a CP common share for the 30 trading days prior to the grant date. The performance DSUs may receive a 25 percent match upon vesting (subject to a matching DSU cap), three years from the grant date.

To defer any compensation, elections must be made by June 30th of the calendar year prior to the new fiscal year. Matching DSUs cannot exceed 20 percent of the executives’ total ownership requirement.

The table below shows the number and value of DSUs outstanding as at December 31, 2022.

Executive	Unvested DSUs (#)	Vested DSUs (#)	Total Units (#)	Value as at December 31, 2022 ($)(1)
Keith Creel	0	163,400	163,400	16,507,476
Nadeem Velani(2)	0	59,281	59,281	5,984,379
John Brooks	1,487	15,370	16,857	1,702,926
Mark Redd(3)	2,516	19,138	21,654	2,187,596
Jeffrey Ellis	2,919	13,606	16,525	1,668,229

(1)

We valued the outstanding DSUs using $100.95, our closing share price on the TSX on December 30, 2022 for Mr. Velani and Mr. Ellis, and US$74.59, our closing share price on the NYSE and converted to Canadian dollars using a year-end exchange rate of $1.3544 for Mr. Creel, Mr. Brooks and Mr. Redd.

(2)

Mr. Velani’s vested DSU amount includes 16,969 PDSUs resulting from the overall 2020 PSU performance factor of 180 percent that was applied to the 2020 PDSU grant and the associated 5,759 matching PDSUs credited on February 2, 2023.

(3)

Mr. Redd’s vested DSU amount includes 3,277 PDSUs resulting from the overall 2020 PSU performance factor of 180 percent that was applied to the 2020 PDSU grant and the associated 1,843 matching PDSUs credited on February 2, 2023.

DSUs are redeemed for cash after the executive retires or leaves the Company, with: (i) Canadian-resident executives being entitled to elect a date of payment between the date that is six months following their departure from the Company and December 15th of the following calendar year, in compliance with Canadian tax rules; and (ii) U.S. resident executives being paid six months after their departure from the Company, in compliance with U.S. tax regulations. We used the average market price of a share for the 10 trading days immediately before the payment date to calculate the amount, which the participant receives in a lump sum less withholding taxes.

Termination and change in control

Termination of employment

We have policies to cover different kinds of termination of employment.

Mr. Creel is covered under the terms of his employment agreement effective January 31, 2017, as amended December 18, 2018 and March 21, 2021, that includes non-competition, non-solicitation and confidentiality restrictions. Mr. Ellis has a severance agreement for termination without cause. Mr. Velani, Mr. Brooks and Mr. Redd are subject to the same terms as all other employees for resignation, retirement, termination with cause, termination without cause and change in control. Mr. Velani, Mr. Brooks, Mr. Redd and Mr. Ellis have signed non-competition, non-solicitation agreements in 2020, 2021 and 2022 that also have confidentiality restrictions.

	Resignation	Retirement	Termination with cause	Termination without cause	Change in control
Severance	None	None	None	Mr. Creel: 24 months of base salary Mr. Ellis: 12 months of salary Other NEOs: pursuant to applicable law	None
Short-term incentive	Forfeited	Award is pro-rated to retirement date	Forfeited	Equal to the target award for severance period for Mr. Creel Other NEOs: award for current year is pro-rated to termination date as per plan	None
DSUs	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested units vest early if the holder is terminated following change in control
Performance share units	Forfeited

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

The table below shows the estimated incremental amounts that would be paid to Mr. Creel and Mr. Ellis, if their employment had been terminated without cause on December 31, 2022. There is no extra tax gross-up provision for any termination benefit.

Name	Severance period (# of months)	Base pay ($)	Short-term incentive ($)	Additional retirement benefits ($)	Other benefits(1) ($)	Value of vesting of options and equity-based awards(2) ($)	Payable on termination without cause ($)
Keith Creel	24	3,250,560	4,063,200	—	38,921	31,322,623	38,675,304
Jeffrey Ellis	12	605,000	484,000	—	27,450	3,536,724	4,653,174
Total		3,855,560	4,547,200	—	66,371	34,859,347	43,328,478

(1)

Reflects the value of accelerated vesting of shares purchased under the ESPP for Mr. Creel and Mr. Ellis. Also includes the cost of group benefits for Mr. Ellis for the severance period as per his employment agreement.

(2)

Reflects the value of stock options and equity-based awards vesting within six months following termination in accordance with our stock option plan, and the pro-rated value as of the termination date of PSU awards. Mr. Creel’s calculation is based on US$74.59, our closing share price on the NYSE on December 30, 2022, converted to Canadian dollars using a year-end exchange rate of $1.3544. Mr. Ellis’ calculation is based on $100.95, our closing share price on the TSX on December 30, 2022.

CEO pay ratio

CP is proactively providing transparency and public disclosure related to CEO pay as compared to the median employee. As our proxy, when it is filed will be governed under Canadian Securities Administrators (CSA) regulations and is not required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and Item 402(u) of Regulation S-K to disclose information about the ratio of the annual total compensation of our median employee and the annual total compensation (pay ratio) of Mr. Creel, our President and CEO. In support of the Board’s commitment to progressive disclosure practices we have determined and are disclosing the CEO pay ratio for 2022 in the table below.

For December 31	2022
CEO pay ratio	117:1

To identify our median employee, we conducted an analysis of the total compensation of our employee population in Canada and the United States (U.S.), other than our CEO, who were employed by CP on December 31, 2022. We have determined that using the taxable income reported on the T4 box 14 employment income and W-2 box 1 income for employees in Canada and the U.S., provides a reasonable and consistent estimate for evaluating annual total compensation. The median employee annual total compensation for 2022 is $123,942. In accordance with applicable U.S. disclosure rules, we calculated 2022 annual total compensation for our median employees using the same methodology that we use to determine our NEOs’ annual total compensation in the Summary compensation table on page 35.

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

The table below shows the flat fee retainers for 2022. In 2022, Canadian directors’ fees were converted to Canadian dollars and the number of DDSUs received was based on the trading price of our shares on the TSX. U.S. directors were paid in U.S. dollars and the number of DDSUs they received was based on the trading price of our shares on the NYSE.

2022 Annual Director Compensation	Annual Retainer
Compensation – All Directors	US$280,000
Additional retainer – Risk Chair, Governance Committee Chair	US$30,000
Additional retainer – Audit Committee Chair, Compensation Committee Chair	US$40,000
Additional retainer – Board Chair	US$195,000

We reimburse directors for travel and out-of pocket expenses related to attending their Board and committee meetings and other business on behalf of CP.

Mr. Creel does not receive any director compensation because he is compensated in his role as President and CEO.

Amendments to director compensation for 2022

The Governance Committee reviews director compensation from time to time based on the directors’ responsibilities, time commitment and the compensation provided by comparable companies.

In January 2022, the Chair of the Governance Committee presented a report from the Board’s independent compensation consultant which reviewed the current independent director compensation program. Effective January 1, 2022, the Board, upon the advice of its independent compensation consultant, elected to increase the annual retainer from US$200,000 to US$280,000 per annum with committee Chair retainers for the Chairs of the Compensation Committee and the Audit and Finance Committee increasing from US$30,000 to US$40,000 per annum. No changes were made to the Board Chair retainer or the Governance and Risk and Sustainability Committee Chair retainers.

Effective January 1, 2022, directors are required to hold the new annual retainer of US$280,000, or US$1.4 million worth of DDSUs prior to being permitted to make an election to receive up to 50 percent of their director retainer in cash. The overall changes to director compensation for 2022 will bring the Corporation’s annual director retainers in line with its Class I railroad peers.

Benchmarking

Our comparator group in 2022 remains unchanged from 2021 and consists of five Class 1 railroad peers as well as 11 capital-intensive Canadian companies. The 2022 director compensation peer group is the same as CP’s executive comparator group (at page 11) with the exclusion of BNSF Railway Company.

Independent advice

The Governance Committee makes its own decisions, which may reflect factors and considerations other than the information and recommendations provided by its external consultant.

2022 Director Compensation

We paid directors a total of approximately $3,616,773 in 2022 as detailed in the table below. Directors receive a flat fee retainer to cover their ongoing oversight and responsibilities throughout the year and their attendance at Board and committee meetings.

Directors receive 100 percent of their annual retainer in director DDSUs until they have met their share ownership requirements. After that, directors are required to receive at least 50 percent of their compensation in DDSUs. The total represents the approximate dollar value of DDSUs credited to each director’s DDSU account in 2022, based on the closing fair market value of our shares on the grant date plus the cash portion paid if a director elected to receive a portion of compensation in cash.

Mr. Creel does not receive director compensation because he is compensated in his role as President and CEO (see pages 29 and 35 for details).

All figures in the chart below are in Canadian dollars.

Name	Fees earned(2) (cash) ($)	Share-based awards(1),(2) (DDSUs) ($)	All other compensation(2),(3) ($)	Total ($)	% of Total Compensation Taken in DDSUs
John Baird		395,741	1,000	396,741	100
Isabelle Courville	312,508	312,508	1,000	626,016	50
Jill Denham	110,529	257,902	1,000	369,431	70
Edward Hamberger		364,364	1,301	365,665	100
Rebecca MacDonald(4)		126,585		126,585	100
Edward Monser(4)		118,418		118,418	100
Matthew Paull		416,416	1,301	417,717	100
Jane Peverett	210,532	210,532	1,000	422,064	50
Andrea Robertson		368,431	1,000	369,431	100
Gordon Trafton	201,702	201,702	1,301	404,705	50

(1)	The value of the share-based awards has been calculated in accordance with FASB ASC 718 using the grant date fair value, which is prescribed by the DDSU Plan.
(2)

All director fees are initially determined in U.S. dollars. The value of directors’ share-based awards, and cash and other payments, as applicable, is paid in their local currency. Messrs. Hamberger, Monser, Paull and Trafton were paid in U.S. dollars and their amounts have been converted to Canadian dollars using the 2022 average exchange rate of $1.3013. The Canadian directors were paid based on the exchange rate at the date of payment or grant date, as the case may be.

(3)

Each director was provided with a $1,000 donation, in local currency, to the charity of their choice in December 2022 in gratitude for their year of service. This amount appears under All other compensation.

(4)	Ms. MacDonald and Mr. Monser retired from the board on April 27, 2022.

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards held by directors, that are outstanding as of December 31, 2022.

On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan. There are no outstanding options under that plan.

Non-employee directors are not granted stock options under the Stock Option Plan.

	Share-based awards
Name	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)(1)
John Baird	-	-	3,824,188
Isabelle Courville	-	-	6,084,862
Jill Denham	-	-	2,756,137
Edward Hamberger	-	-	1,255,737
Rebecca MacDonald(2)	-	-	-
Edward Monser(3)	-	-	604,229
Matthew Paull	-	-	4,168,885
Jane Peverett	-	-	2,834,777
Andrea Robertson	-	-	1,252,689
Gordon Trafton	-	-	2,808,689

(1)

Calculated based on the closing price of our shares on December 31, 2022 on the TSX ($100.95), in the case of directors resident in Canada, and on the NYSE (US$74.59) which was converted to Canadian dollars using the year-end exchange rate of $1.3544, in the case of the directors resident in the U.S.

(2)	Ms. MacDonald retired from the Board on April 27, 2022. There are no outstanding DSU payouts as at December 31, 2022.
(3)	Mr. Monser retired from the Board on April 27, 2022. His final DSUs are payable after April 27, 2023 (the 12 month anniversary of retirement from the Board).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 - “Executive Compensation—Equity Compensation Plan Information” for information regarding our equity compensation plans on page 41.

Beneficial Ownership Table

The table below sets forth the number and percentage of outstanding common shares beneficially owned by each person, or group of persons, known by Canadian Pacific based on publicly available information as of March 17, 2023, to own beneficially more than five percent of our common shares, each of our directors, each of our NEOs and all directors and executive officers as a group.

Name of beneficial owner	Common shares beneficially owned
John Baird(a)	0
Isabelle Courville(a)	4,500	*
Jill Denham(a)	0
Edward Hamberger(a)	0
Matthew Paull(a)	15,190	*
Jane Peverett(a)	0
Andrea Robertson(a)	0
Gordon Trafton(a)	0
Keith Creel(a)(b)(c)	2,610,453	*
Nadeem Velani(b)(d)	277,532	*
John Brooks(b)(e)	200,978	*
Mark Redd(b)(f)	116,380	*
Jeffrey Ellis(b)(g)	140,336	*
James Clements(b)(h)	139,068	*
Mike Foran(b)(i)	75,104	*
Pam Arpin(b)(j)	24,496	*
Laird Pitz(b)(k)	61,155	*
Chad Rolstad(b)(l)	47,397	*
TCI Fund Management Limited(m)	55,860,385	6.00%
All current executive officers and directors as a group	3,712,589	*

*	Represents less than one percent of the outstanding common shares.
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

(c)

The common shares owned by Mr. Creel comprise (i) 2,515,283 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 95,170 shares held by Mr. Creel directly.

(d)

The common shares owned by Mr. Velani comprise (i) 273,924 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 3,608 shares held by Mr. Velani directly.

(e)

The common shares owned by Mr. Brooks comprise (i) 188,313 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 12,665 shares held by Mr. Brooks directly.

(f)

The common shares owned by Mr. Redd comprise (i) 93,070 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 23,310 shares held by Mr. Redd directly.

(g)

The common shares owned by Mr. Ellis comprise (i) 133,856 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 6,480 shares held by Mr. Ellis directly.

(h)

The common shares owned by Mr. Clements comprise (i) 126,055 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 13,013 shares held by Mr. Clements directly.

(i)

The common shares owned by Mr. Foran comprise (i) 64,634 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 10,470 shares held by Mr. Foran directly.

(j)

The common shares owned by Ms. Arpin comprise (i) 19,599 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 4,897 shares held by Ms. Arpin directly.

(k)

The common shares owned by Mr. Pitz comprise (i) 60,639 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 516 shares held by Mr. Pitz directly.

(l)

The common shares owned by Mr. Rolstad comprise (i) 46,026 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 1,371 shares held by Mr. Rolstad directly.

(m)

Based upon statements in the Schedule 13G/A filed by TCI Fund Management Limited (TCI Fund) and Christopher Hohn on February 14, 2022, TCI Fund and Christopher Hohn have (i) shared voting power over 55,860,385 shares of CP’s common shares; and (ii) shared dispositive power of 55,860,385 common shares. The Children’s Investment Master Fund (TCIF) is the investment manager of TCI Fund and CIFF Capital UK LP (CIFF). Mr. Hohn, as managing director of TCIF, may be deemed to beneficially own the shares held by the TCI Fund and CIFF. The address of each of TCI Fund and Mr. Hohn is 7 Clifford Street, London W1S 2FT, United Kingdom.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions

Directors, officers and employees are required to report any related party transactions in accordance with CP policies. CP considers its related party transactions obligation seriously and reviews related party transactions for all employees at the level of General Manager and above. Our accounting and legal departments work together to review any related party transactions reported by officers and employees. Our internal audit department validates the work done at the VP level and above.

In 2022, there were no transactions between CP and a related person as described in Item 404 of Regulation S-K.

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

The Board reviews director independence continually and annually using director questionnaires as well as by reviewing updated biographical information, meeting with directors individually, and conducting a comprehensive assessment of all business and other relationships and interests of each director with respect to the Company and its subsidiaries. In 2022, the Board confirmed that each director, except for Mr. Creel, is independent in accordance with the standards for independence established by the NYSE and the CSA. Mr. Creel is not independent because of his position as President and CEO.

The Board has also confirmed that each member of the Audit and Finance Committee meets the additional independence standards for audit committee members under Section 10A(m)(3) and Rule 10A-3(b)(1) of the Exchange Act, and Section 1.5 of National Instrument 52-110 Audit Committees. All members of the Board of Directors and by extension, all members of the Audit and Finance Committee are financially literate. In addition, three of the five members of the currently constituted Audit and Finance Committee meet the definition of audit committee financial expert, as defined by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below shows the fees we paid to Ernst & Young LLP (EY) in 2022 and Deloitte LLP (Deloitte) in 2021 for audit and non-audit services. Representatives of EY will participate at the Annual General Meeting and will have an opportunity to make a statement and respond to any questions from shareholders.

For the year ended December 31	EY 2022	Deloitte 2021
Audit fees for audit of our annual financial statements, reviews of quarterly reports and services relating to statutory and regulatory filings or engagements (including attestation services and audit or interim review of financial statements of certain subsidiaries and certain pension and benefits plans, and advice on accounting and/or disclosure matters)	$3,404,000	$3,834,200
Audit-related fees for services related to the audit but not included in the audit fees above, including securities filings	$—	$545,700
Tax fees for services relating to tax compliance, tax planning and tax advice	$—	$224,700
All other fees	$—	$—
Total	$3,404,000	$4,604,600

As previously reported, on November 4, 2021, as a result of a review process, the Corporation requested, upon recommendation and approval of the Audit and Finance Committee, that Deloitte resign as the Company’s independent registered public accounting firm. Following such request, Deloitte resigned as the independent public accounting firm of the Corporation. This request is considered a “dismissal” (within the meaning given to that term in Item 304 of Regulation S-K). Deloitte’s resignation became effective upon the completion of its audit of CP’s financial statements for the fiscal year ended December 31, 2021. In addition to the amounts shown above, the Company paid Deloitte a further $20,900 in aggregate for audit, audit-related and tax fees in 2022 in respect of the 2021 financial year.

Pre-approval of audit services and fees

The Audit and Finance Committee has a written policy for pre-approving audit and non-audit services by the external auditor and their fees, in accordance with the applicable laws and requirements of stock exchanges and securities regulatory authorities.

The policy sets out the following governance procedures:

a.	The Audit and Finance Committee pre-approves the terms of the annual engagement of the external auditor.
b.	The Audit and Finance Committee is responsible for pre-approving annual audit and non-audit services, as well as pre-approving the external auditor’s compensation for audit and non-audit services.
c.

The Vice-President, Financial Planning and Accounting submits reports at least quarterly to the Audit and Finance Committee listing the services that were performed or planned to be performed by the external auditor.

d.

Any additional services to be provided by the external auditor that were not included in the list of pre-approved services or exceed the budgeted amount by more than 10 percent must each be pre-approved by the Audit and Finance Committee or the committee chair. The committee chair must report any additional pre-approvals at the next committee meeting.

e.	The Audit and Finance Committee reviews the policy as necessary to make sure it continues to reflect our needs.
f.	Our chief internal auditor monitors compliance with the policy.

The Audit and Finance Committee or committee chair must be satisfied that any services it pre-approves will not compromise the independence of the external auditor. The committee pre-approved all services performed by the external auditor in 2022, in accordance with the policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Part IV (Item 15) of the 2022 Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form 10-K/A.

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
Keith Creel
Chief Executive Officer

Dated: March 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 23, 2023.

Signature	Title

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Keith Creel

*	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)
Nadeem Velani

*	Chair of the Board of Directors
Isabelle Courville

*	Director
John R. Baird

*	Director
Gillian H. Denham

*	Director
Edward R. Hamberger

*	Director
Matthew H. Paull

*	Director
Jane L. Peverett

*	Director
Andrea Robertson

*	Director
Gordon T. Trafton

*By:	/s/ NADEEM VELANI
Nadeem Velani
Attorney-in-Fact