Form 10-Q
period 2023-03-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2023-04-27
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-01342
Canadian Pacific Kansas City Limited
(Exact name of registrant as specified in its charter)

Canada	98-0355078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7550 Ogden Dale Road S.E., Calgary, Alberta,
Canada	T2C 4X9
(Address of principal executive offices)	(Zip Code)

(403) 319-7000
Registrant’s Telephone Number, Including Area Code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which Registered
Common Shares, without par value, of Canadian Pacific Kansas City Limited	CP	New York Stock Exchange

Common Shares, without par value, of Canadian Pacific Kansas City Limited	CP	Toronto Stock Exchange

Perpetual 4% Consolidated Debenture Stock of Canadian Pacific Railway Company	CP40	New York Stock Exchange

Perpetual 4% Consolidated Debenture Stock of Canadian Pacific Railway Company	BC87	London Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 25, 2023, there were 931,059,385 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2023	2022
Revenues (Note 3)
Freight	$2,217	$1,796
Non-freight	49	42
Total revenues	2,266	1,838
Operating expenses
Compensation and benefits	438	413
Fuel	326	273
Materials	72	62
Equipment rents	30	35
Depreciation and amortization	225	210
Purchased services and other (Note 8)	346	310
Total operating expenses	1,437	1,303

Operating income	829	535
Less:
Equity earnings of Kansas City Southern (Note 8, 9)	(204)	(198)
Other expense (income) (Note 8)	2	(1)
Other components of net periodic benefit recovery (Note 12)	(86)	(101)
Net interest expense	154	160
Income before income tax expense	963	675
Income tax expense (Note 4)	163	85
Net income	$800	$590

Earnings per share (Note 5)
Basic earnings per share	$0.86	$0.63
Diluted earnings per share	$0.86	$0.63

Weighted-average number of shares (millions) (Note 5)
Basic	930.7	929.7
Diluted	933.5	932.7

Dividends declared per share	$0.190	$0.190
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2023	2022
Net income	$800	$590
Net loss in foreign currency translation adjustments, net of hedging activities	(27)	(336)
Change in derivatives designated as cash flow hedges	2	1
Change in pension and post-retirement defined benefit plans	8	39
Equity accounted investments	3	62
Other comprehensive loss before income taxes	(14)	(234)
Income tax expense on above items	(3)	(36)
Other comprehensive loss (Note 6)	(17)	(270)
Comprehensive income	$783	$320
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2023	2022
Assets
Current assets
Cash and cash equivalents	$290	$451
Accounts receivable, net (Note 7)	1,029	1,016
Materials and supplies	285	284
Other current assets	176	138
	1,780	1,889
Investment in Kansas City Southern (Note 9)	44,955	45,091
Investments	228	223
Properties	22,555	22,385
Goodwill and intangible assets	385	386
Pension asset	3,186	3,101
Other assets	413	420
Total assets	$73,502	$73,495
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,582	$1,703
Long-term debt maturing within one year (Note 10, 11)	1,096	1,510
	2,678	3,213
Pension and other benefit liabilities	537	538
Other long-term liabilities	484	520
Long-term debt (Note 10, 11)	18,066	18,141
Deferred income taxes	12,217	12,197
Total liabilities	33,982	34,609
Shareholders’ equity
Share capital	25,538	25,516
Additional paid-in capital	84	78
Accumulated other comprehensive income (Note 6)	74	91
Retained earnings	13,824	13,201
	39,520	38,886
Total liabilities and shareholders’ equity	$73,502	$73,495
See Contingencies (Note 14).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2023	2022
Operating activities
Net income	$800	$590
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	225	210
Deferred income tax expense (recovery) (Note 4)	24	(1)
Pension recovery and funding (Note 12)	(77)	(72)
Equity earnings of Kansas City Southern (Note 8, 9)	(204)	(198)
Dividend from Kansas City Southern (Note 9)	300	334
Other operating activities, net	(47)	(83)
Change in non-cash working capital balances related to operations	(140)	(167)
Cash provided by operating activities	881	613
Investing activities
Additions to properties	(405)	(226)
Proceeds from sale of properties and other assets	4	15
Other	—	5
Cash used in investing activities	(401)	(206)
Financing activities
Dividends paid	(177)	(177)
Issuance of Common Shares	18	8
Repayment of long-term debt, excluding commercial paper (Note 10)	(486)	(542)
Net issuance of commercial paper (Note 10)	—	320
Cash used in financing activities	(645)	(391)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	4	—
Cash position
(Decrease) increase in cash, cash equivalents, and restricted cash	(161)	16
Cash, cash equivalents, and restricted cash at beginning of period	451	82
Cash, cash equivalents, and restricted cash at end of period	$290	$98

Supplemental disclosures of cash flow information:
Income taxes paid	$184	$159
Interest paid	$147	$150
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balance as at January 1, 2023	930.5	$25,516	$78	$91	$13,201	$38,886
Net income	—	—	—	—	800	800
Other comprehensive loss (Note 6)	—	—	—	(17)	—	(17)
Dividends declared ($0.190 per share)	—	—	—	—	(177)	(177)
Effect of stock-based compensation expense	—	—	10	—	—	10
Shares issued under stock option plan	0.4	22	(4)	—	—	18
Balance as at March 31, 2023	930.9	$25,538	$84	$74	$13,824	$39,520
Balance as at January 1, 2022	929.7	$25,475	$66	$(2,103)	$10,391	$33,829
Net income	—	—	—	—	590	590
Other comprehensive loss (Note 6)	—	—	—	(270)	—	(270)
Dividends declared ($0.190 per share)	—	—	—	—	(177)	(177)
Effect of stock-based compensation expense	—	—	7	—	—	7
Shares issued for Kansas City Southern acquisition	—	—	(2)	—	—	(2)
Shares issued under stock option plan	0.2	11	(3)	—	—	8
Balance as at March 31, 2022	929.9	$25,486	$68	$(2,373)	$10,804	$33,985
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

1    Description of business and Basis of presentation

On April 14, 2023, Canadian Pacific Railway Limited (“CPRL" or "CP") assumed control of Kansas City Southern ("KCS") (through an indirect wholly owned subsidiary), and filed articles of amendment to change CPRL's name to Canadian Pacific Kansas City Limited ("CPKC"). CPKC owns and operates the only freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, directly serving principal business centres of Canada, the U.S., and Mexico.

These unaudited Interim Consolidated Financial Statements ("Interim Consolidated Financial Statements") do not include KCS and its subsidiaries on a consolidated basis but continue to account for KCS using the equity method while the outstanding shares of KCS were held in a voting trust (see Notes 8, 9 and 15). These Interim Consolidated Financial Statements of CPKC and its subsidiaries (collectively, “CPKC”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2022 annual Consolidated Financial Statements and notes included in CPRL's 2022 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing CPRL’s 2022 annual Consolidated Financial Statements except as discussed in Note 2.

In these Interim Consolidated Financial Statements, unless the context indicates otherwise, references to "CPKC", “the Company”, “we”, “our”, or “us” are to Canadian Pacific Kansas City Limited and its subsidiaries prior to April 14, 2023, at which time KCS was held as an equity investment accounted for by the equity method of accounting. On and from April 14, 2023, KCS became a consolidated subsidiary of CPKC.

The Company's operations can be affected by seasonal fluctuations such as changes in customer demand and weather-related issues. This seasonality could impact quarter-over-quarter comparisons.

In management’s opinion, the Interim Consolidated Financial Statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

2    Accounting changes

Implemented in 2023

On January 1, 2023, the Company adopted the new Accounting Standards Update (“ASU”) 2021-08, issued by the Financial Accounting Standards Board (“FASB”), and all related amendments under FASB Accounting Standards Codification (“ASC”), Topic 805, Business Combinations, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in anticipation of obtaining effective control of KCS. The amendment introduces the requirement for an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the requirements of FASB ASC Topic 606, Revenue from Contracts with Customers, rather than at fair value. The Company assumed control of KCS (through an indirect wholly owned subsidiary) on April 14, 2023. This update will be applied prospectively to contract assets and liabilities within the scope of this amendment, which includes any contract assets and liabilities of KCS that will be recorded in the purchase price allocation. The adoption of this update will not have a material impact to the Company's financial statements. See Note 15 for further discussion on the Company's acquisition of KCS.

All other accounting pronouncements that became effective during the period covered by the Interim Consolidated Financial Statements did not have a material impact on the Company’s Consolidated Financial statements and related disclosures.

Future changes

All accounting pronouncements recently issued, but not effective until after March 31, 2023, have been assessed and are not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2023	2022
Freight
Grain	$515	$360
Coal	155	139
Potash	132	104
Fertilizers and sulphur	96	78
Forest products	103	86
Energy, chemicals and plastics	366	310
Metals, minerals and consumer products	233	181
Automotive	125	91
Intermodal	492	447
Total freight revenues	2,217	1,796
Non-freight excluding leasing revenues	27	22
Revenues from contracts with customers	2,244	1,818
Leasing revenues	22	20
Total revenues	$2,266	$1,838

4    Income taxes

The effective tax rate including discrete items for the three months ended March 31, 2023 was 16.90%, compared to 12.67% for the same period of 2022.

For the three months ended March 31, 2023, the effective tax rate was 24.50%, excluding the discrete items of the equity earnings of KCS of $204 million, acquisition-related costs incurred by CPKC of $15 million, and an outside basis deferred tax recovery of $23 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment.

For the three months ended March 31, 2022, the effective tax rate was 24.25%, excluding the discrete items of the equity earnings of KCS of $198 million, acquisition-related costs incurred by CPKC of $20 million, and an outside basis deferred tax recovery of $32 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting, and the underlying tax basis of this investment.

5    Earnings per share

	For the three months ended March 31
(in millions)	2023	2022
Net income	$800	$590
Weighted-average basic shares outstanding	930.7	929.7
Dilutive effect of stock options	2.8	3.0
Weighted-average diluted shares outstanding	933.5	932.7
Earnings per share - basic	$0.86	$0.63
Earnings per share - diluted	$0.86	$0.63

For the three months ended March 31, 2023, there were 0.4 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2022 - nil).

6    Changes in Accumulated other comprehensive income (loss) ("AOCI") by component

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)	Derivatives(1)	Pension and post- retirement defined benefit plans(1)	Equity accounted investments(1)	Total(1)
Opening balance, January 1, 2023	$1,505	$—	$(1,410)	$(4)	$91
Other comprehensive (loss) income before reclassifications	(27)	—	—	3	(24)
Amounts reclassified from accumulated other comprehensive income	—	1	6	—	7
Net other comprehensive (loss) income	(27)	1	6	3	(17)
Closing balance, March 31, 2023	$1,478	$1	$(1,404)	$(1)	$74
Opening balance, January 1, 2022	$(182)	$(4)	$(1,915)	$(2)	$(2,103)
Other comprehensive (loss) income before reclassifications	(349)	—	—	46	(303)
Amounts reclassified from accumulated other comprehensive loss	—	1	31	1	33
Net other comprehensive (loss) income	(349)	1	31	47	(270)
Closing balance, March 31, 2022	$(531)	$(3)	$(1,884)	$45	$(2,373)
(1)Amounts are presented net of tax.

7    Accounts receivable, net

(in millions of Canadian dollars)	As at March 31, 2023	As at December 31, 2022
Total accounts receivable	$1,071	$1,057
Allowance for credit losses	(42)	(41)
Total accounts receivable, net	$1,029	$1,016

8    Business acquisition

Kansas City Southern

On December 14, 2021, the Company purchased 100% of the issued and outstanding shares of KCS. KCS is a U.S. Class I railway with approximately 7,000 route miles extending from the Midwest and southeast portions of the United States south to Mexico and connects with all Class I railways. KCS connects with the Company’s network in Kansas City.

On March 15, 2023, the STB issued a final decision approving the Company and KCS’s joint merger application, subject to certain conditions. The Company assumed control of KCS on April 14, 2023 (see Note 15). The Company accounted for its investment in KCS using the equity method of accounting up to the effective date of control of KCS.

During the three months ended March 31, 2023, the Company incurred $15 million in acquisition-related costs, of which $12 million were recorded within "Purchased services and other" and $3 million were recorded within "Other expense (income)". Acquisition-related costs of $10 million incurred by KCS during the three months ended March 31, 2023 were included within "Equity earnings of Kansas City Southern".

During the three months ended March 31, 2022, the Company incurred $20 million in acquisition-related costs, recorded within "Purchased services and other". Acquisition-related costs of $13 million incurred by KCS during the three months ended March 31, 2022 were included within "Equity earnings of Kansas City Southern".

9    Investment in KCS

The investment in KCS of $44,955 million as at March 31, 2023 (December 31, 2022 - $45,091 million) reflects the consideration paid to acquire KCS, the offsetting asset recorded upon recognition of a deferred tax liability computed on an outside basis, the subsequent recognition of equity earnings, the dividends received from KCS, and foreign currency translation based on the quarter-end exchange rates.

For the three months ended March 31, 2023, the Company recognized $204 million of equity earnings of KCS (March 31, 2022 - $198 million, and received dividends from KCS of $300 million (March 31, 2022 - $334 million). The foreign currency translation of the investment in KCS for this period totaled $41 million (March 31, 2022 - $608 million). Included within the $204 million of equity earnings of KCS recognized for the three months ended March 31, 2023 (March 31, 2022 - $198 million) was amortization (net of tax) of $42 million of basis differences (March 31, 2022 - $40 million). These basis differences relate to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and are amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments.

The following table presents summarized financial information for KCS, on its historical cost basis:

Statement of Income

(in millions of Canadian dollars)(1)	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Total revenues	$1,187	$986
Total operating expenses	779	617
Operating income	408	369
Less: Other(2)	74	39
Income before income taxes	334	330
Net income	$246	$238
(1) Amounts translated at exchange rates averaging $1.00 USD = $1.35 CAD for the three months ended March 31, 2023 and $1.00 USD= $1.27 CAD for the three months ended March 31, 2022.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

10    Debt

During the three months ended March 31, 2023, the Company repaid U.S. $350 million ($479 million) 4.450% 12.5-year Notes at maturity.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $1.3 billion revolving credit facility. As at March 31, 2023 and December 31, 2022, the Company had no commercial paper borrowings outstanding. The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying value of the Company’s long-term debt and finance lease liabilities does not approximate their fair value. Their estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt and finance lease liabilities, including current maturities, with a carrying value of $19,162 million as at March 31, 2023 (December 31, 2022 - $19,651 million), had a fair value of $17,845 million (December 31, 2022 - $17,720 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge for the three months ended March 31, 2023 was an unrealized FX loss of $1 million (three months ended March 31, 2022 - unrealized FX gain of $98 million) recognized in “Other comprehensive loss”.

12    Pension and other benefits

In the three months ended March 31, 2023, the Company made contributions to its defined benefit pension plans of $4 million (three months ended March 31, 2022 - $3 million).

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended March 31
	Pensions		Other benefits
(in millions of Canadian dollars)	2023	2022	2023	2022
Current service cost (benefits earned by employees)	$18	$37	$2	$2
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	121	96	5	4
Expected return on plan assets	(220)	(240)	—	—
Recognized net actuarial loss	8	38	—	1
Total other components of net periodic benefit (recovery) cost	(91)	(106)	5	5
Net periodic benefit (recovery) cost	$(73)	$(69)	$7	$7

13    Stock-based compensation

As at March 31, 2023, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2023 of $32 million (three months ended March 31, 2022 - expense of $44 million).

Stock option plans

In the three months ended March 31, 2023, under the Company’s stock option plans, the Company issued 662,744 options at the weighted-average price of $105.55 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $20 million. The weighted-average fair value assumptions were approximately:

For the three months ended March 31, 2023
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	3.32%
Expected share price volatility(3)	28.29%
Expected annual dividends per share(4)	$0.760
Expected forfeiture rate(5)	2.94%
Weighted-average grant date fair value per option granted during the period	$29.53
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

Performance share unit plans

During the three months ended March 31, 2023, the Company issued 394,404 Performance Share Units ("PSUs") with a grant date fair value of approximately $42 million and 26,333 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the value of expected future matching units, of approximately $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three years after the grant date, contingent upon the Company’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with the Company.

The performance period for PSUs and PDSUs issued in the three months ended March 31, 2023 is January 1, 2023 to December 31, 2025 and the performance factors are Free Cash Flow ("FCF"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index.

The performance period for 489,990 PSUs and 50,145 PDSUs issued in 2020 was January 1, 2020 to December 31, 2022, and the performance factors for these PSUs were Return on Invested Capital ("ROIC"), TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I Railways. The resulting payout was 180% of the outstanding units multiplied by the Company's average share price calculated using the last 30 trading days preceding December 31, 2022. In the first quarter of 2023, payouts occurred on 459,358 PSUs outstanding, including dividends reinvested, totalling $87 million. The 45,058 PDSUs that vested on December 31, 2022 for a total fair value of $11 million, including dividends reinvested and matching units, will payout in the future pursuant to the DSU plan (as described above).

14    Contingencies

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2023 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to a recent expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. Summary judgment motion was argued and taken under advisement on June 9, 2022, and decision is pending. In the meantime, the Company has filed a motion for leave to file additional arguments on the effect of the decision of the Québec Superior Court in the consolidated claims and motion is set for further case management hearing on May 23, 2023.

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

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgment motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgment and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgment motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgement reduction provisions do not require trial, and are being briefed by the parties for the court.

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

15    Subsequent events

KCS Acquisition

The Company assumed control of KCS on April 14, 2023 (the "Control Date') as further described in Note 8 Business Acquisition. Between December 14, 2021, and April 13, 2023, the Company recorded its investment in KCS using the equity method of accounting, see Note 9 Investment in KCS for further discussion.

Accordingly, the Company commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages. The results from operations and cash flows have been consolidated prospectively from the Control Date. The Company derecognized its previously held equity method investment in KCS of approximately $44.4 billion as of April 13, 2023 and remeasured the investment at its estimated provisional Control Date fair value of $37.2 billion which forms part of the purchase consideration, resulting in a preliminary estimated net remeasurement loss of $7.2 billion. In addition, a deferred tax recovery of approximately $7.8 billion was recognized upon the derecognition of the deferred tax liability computed on the outside basis that the Company had recognized in relation to its investment in KCS while accounted for using the equity method. The preliminary estimated fair value of the previously held equity interest in KCS was determined through the use of various valuation methodologies.

The identifiable assets acquired, and liabilities and non-controlling interest assumed are measured at their estimated provisional fair values at the Control Date, with certain exceptions. The estimated provisional fair values of the tangible assets were determined using valuation techniques including, but not limited to, the market approach and the cost approach. The significant assumptions used to determine the estimated provisional fair value of the tangible assets include, but are not limited to, a selection of comparable assets and inflation. Presented with the acquired Properties are concession rights and related assets held under the terms of a concession from the Mexican government. The concession expires in June 2047 and is renewable under certain conditions for additional periods of up to 50 years.

The estimated provisional fair values of the intangible assets were determined using valuation techniques including, but not limited to, the multi-period excess earnings method, the replacement cost method, the relief from royalty method and the income approach. The significant assumptions used to determine the estimated provisional fair values of the intangible assets include, but are not limited to, the renewal probability and term of the Mexican concession extension, discount rates, earnings before interest, tax, depreciation, and amortization ("EBITDA") margins and terminal growth rates.

The protective order issued by the STB on April 2, 2021 ("Protective Order") limited the Company's access to non-public KCS information, including but not limited to, financial forecasts, customer data, collectability of accounts receivable, valuation of materials and supplies, condition of property, plant and equipment, legal and other claims, including environmental matters, other contingent liabilities, and uncertain tax positions. As a result of the limited period of time since the Control Date the Company has presented a provisional purchase price allocation based on best estimates and information currently available. It is subject to adjustments as management completes its validation of KCS’s April 14, 2023 balance sheet and finalizes its fair valuation of KCS.

The Company also has 12 months from the Control Date, the measurement period, to finalize its allocation of the Control Date fair value of KCS to the acquired assets and assumed liabilities and non-controlling interest for additional information which may become available as to facts and circumstances as of the Control Date. Measurement uncertainty may exist at the Control date, however, during the measurement period this uncertainty may be resolved due to new information being obtained about facts and circumstances that existed as of the Control Date that, if known, would have affected the amounts recognized as of that date, including, but not limited to, amounts relating to the items noted above in relation to information for which the Company did not have, or only had limited access to, prior to the Control Date as a result of the STB’s Protective Order.

The following table summarizes the estimated provisional amounts expected to be recognized in respect of the identifiable assets acquired and liabilities and non-controlling interest assumed on the Control Date, as well as the preliminary estimated fair value at the Control Date of the previously held equity interest in KCS:

(in billions of Canadian dollars)
Net assets acquired:
Cash and cash equivalents	$0.3
Net working capital	0.3
Properties	27.7
Intangible assets	2.6
Other long-term assets	0.4
Long-term debt	(4.5)
Deferred income taxes	(6.6)
Other long-term liabilities	(0.5)
Total identifiable net assets	$19.7
Goodwill	18.5
$38.2
Consideration:
Fair value of previously held equity method investment	$37.2
Estimated fair value of non-controlling interest	1.0
Total	$38.2

Acquired cash and cash equivalents of $0.3 billion will be presented as an investing activity on the Company's Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2023.

Intangible assets estimated at $2.6 billion consist of contracts and customer relationships with amortization periods of nine to 22 years as well as U.S. trackage rights and the KCS brand with indefinite estimated useful lives. Included in the acquired Properties are concession rights and related assets held under the terms of a concession from the Mexican government, which have estimated provisional fair values totalling $8.3 billion.

The excess of the total consideration, over the amounts allocated to acquired assets and assumed liabilities and the non-controlling interest to be recognized, will be recognized as goodwill of $18.5 billion. All of the goodwill will be assigned to the rail transportation segment. None of the goodwill is expected to be deductible for income tax purposes.

On a pro forma basis, if the Company had consolidated KCS starting January 1, 2022, the revenue and earnings of the combined entity would be as follows for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in billions of Canadian dollars)	KCS Historical(1)	Pro Forma	KCS Historical(1)	Pro Forma
Revenue	$1.2	$3.5	$1.0	$2.8
Net income attributable to controlling shareholders	0.2	0.8	0.2	1.2
(1) Revenues are translated into Canadian dollars at the Bank of Canada daily exchange rate for the three months ended March 31, 2023 and three months ended March 31, 2022 with effective exchange rates of 1.3526 and $1.2668, respectively. All remaining expenses and income are translated at the Bank of Canada monthly average exchange rate for the three months ended March 31, 2023 and three months ended March 31, 2022 with effective exchange rates of $1.3526 and $1.2669, respectively.

The supplemental pro forma earnings for the combined entity were adjusted for:
•the remeasurement loss of $7.2 billion for the three months ended March 31, 2022 upon derecognition of CPRL’s previously held equity method investment in KCS and remeasurement at its Control Date fair value, and includes the reclassification of associated accumulated other comprehensive income to retained earnings;
•depreciation and amortization of differences between the historic carrying value and the estimated provisional fair value of tangible and intangible assets and investments;
•amortization of differences between the carrying amount and the estimated provisional fair value of debt through net interest expense;
•the elimination of intercompany transactions between the Company and KCS;
•miscellaneous amounts have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions;
•the removal of equity earnings from KCS as previously held equity method investment of $0.2 billion and $0.2 billion for the three months ended March 31, 2023 and for the three months ended March 31, 2022, respectively;
•estimated transaction costs expected to be incurred by the Company; and
•income tax expense or recovery adjustments including:
◦a deferred tax recovery of $7.8 billion for the three months ended March 31, 2022 related to the elimination of the deferred tax liability on the outside basis difference of the investment in KCS;
◦a deferred tax recovery on CPKC unitary state apportionment changes;
◦a deferred tax recovery on amortization of fair value adjustments to investments, properties, intangible assets and debt; and
◦a current tax recovery on transaction costs expected to be incurred by CPKC.

KCS Debt Exchange

On March 20, 2023, the Company announced the commencement of offers to exchange any and all validly tendered (and not validly withdrawn notes) and accepted notes of seven series, each previously issued by KCS (the "Old Notes") for notes issued by Canadian Pacific Railway Company ("CPRC") (the "CPRC Notes"), a wholly owned subsidiary of CPKC, and unconditionally guaranteed on an unsecured basis by CPKC. Each CPRC Note in a series contains the same interest rates, interest payment dates, maturity dates, and substantively the same redemption provisions as the corresponding series of Old Notes.

In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered prior to March 31, 2023 (the "Early Participation Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $1,000 principal amount of CPRC Notes and a cash amount of U.S. $1.00. This total consideration included an early participation premium, consisting of U.S. $30 principal amount of CPRC Notes per U.S. $1,000 principal amount of Old Notes. In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered after the Early Participation Date but prior to the expiration of the exchange offers on April 17, 2023 (the "Expiration Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $970 principal amount of CPRC Notes and a cash amount of U.S. $1.00. On April 19, 2023, the exchange offerings were settled as follows:

(in millions of U.S. dollars, except percentages)

Series of Old Notes Subject to Exchange		Aggregate Principal Amount Tendered and Consents Received	Percentage of Total Outstanding Principal Amount of such Series of Old Notes Tendered and Consenting	Series of CPRC Notes Issued by CPRC		Aggregate Principal Amount of CPRC Notes Issued
3.125%	Senior Notes due 2026	$227	90.8%	3.125%	Notes due 2026	$227
2.875%	Senior Notes due 2029	415	97.6%	2.875%	Notes due 2029	415
4.300%	Senior Notes due 2043	448	100.0%	4.300%	Notes due 2043	448
4.950%	Senior Notes due 2045	463	92.8%	4.950%	Notes due 2045	463
4.700%	Senior Notes due 2048	498	99.6%	4.700%	Notes due 2048	498
3.500%	Senior Notes due 2050	543	98.7%	3.500%	Notes due 2050	543
4.200%	Senior Notes due 2069	420	98.9%	4.200%	Notes due 2069	420
Total		$3,014	97.3%			$3,014

The debt exchange is accounted for as a modification of debt as the financial terms of the CPRC Notes do not differ from the Old Notes of KCS and there is no substantial difference between the present value of cash flows under each respective set of notes. During the three months ended March 31, 2023, the Company incurred $3 million of costs associated with the debt exchange, recorded within "Other expense (income)".

Satisfaction and Discharge of KCS 2023 Notes

On April 24, 2023, KCS irrevocably deposited U.S. $647 million of non-callable government securities to the KCS 2023 note trustee to satisfy and discharge KCS's obligations under two series of notes that mature in 2023 and were not included within the KCS debt exchange. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the KCS 2023 Notes have been terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. The Company utilized existing cash resources and issuances of commercial paper to fund the satisfaction and discharge. The KCS 2023 notes will be presented on the Company’s consolidated balance sheet until their respective maturity dates of May 2023 and November 2023. The balances of principal and interest outstanding as of April 24, 2023 on the two series of notes were U.S. $445 million and U.S. $203 million, respectively. This transaction, along with the debt exchange mentioned above, will relieve KCS from continuous disclosure obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with the Company's Interim Consolidated Financial Statements and the related notes for the three months ended March 31, 2023 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2022 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

Available Information

The Company makes available on or through its website www.cpkcr.com free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Our website also contains charters for our Board of Directors and each of its committees, our corporate governance guidelines and our Code of Business Ethics. SEC filings made by the Company are also accessible through the SEC’s website at www.sec.gov. The information on our website is not part of this quarterly report on Form 10-Q.

The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits to this report.

KCS Acquisition

On March 15, 2023, the United States ("U.S.") Surface Transportation Board ("STB") issued a final decision approving the Canadian Pacific Railway Limited (“CPRL" or "CP") and Kansas City Southern ("KCS") joint merger application, subject to certain conditions. On March 17, 2023 CP announced its acceptance of the STB final decision and its intent to assume control of KCS on April 14, 2023 (the "Control Date"). On the Control Date, the voting trust was terminated and CP assumed control of KCS (through an indirect wholly owned subsidiary), and changed CPRL's name to Canadian Pacific Kansas City Limited ("CPKC"). CP's current President and CEO, Mr. Keith Creel serves as the CEO of the combined company. Calgary, Alberta, Canada is the global headquarters of CPKC, and Kansas City, Missouri, U.S. is designated as the U.S. headquarters. The Mexican headquarters remain in Mexico City and Monterrey. CP's legacy U.S. headquarters in Minneapolis-St. Paul, Minnesota will remain an important base of operations. Four former KCS directors will be nominated to join CPKC's expanded Board at the next annual general meeting, bringing their experience and expertise in overseeing KCS's multinational operations.

CPKC owns and operates the only freight railway spanning Canada, the U.S. and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, directly serving principal business centres of Canada, the U.S. and Mexico. The transaction will deliver dramatically expanded market reach for customers served by CPKC, provides new competitive transportation service options, and supports North American economic growth.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "CPKC", "the Company", 'we", "our", or "us" are to Canadian Pacific Kansas City Limited and its subsidiaries prior to April 14, 2023, at which time KCS was held as an equity investment accounted for by the equity method of accounting. On and from April 14, 2023, KCS became a consolidated subsidiary of CPKC.

We are integrating KCS into our existing single operating segment.

Specific risk factors related to the KCS acquisition are included in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Executive Summary

First Quarter of 2023 Results

•Financial performance - In the first quarter of 2023, the Company reported Diluted earnings per share ("EPS") of $0.86, an increase of 37% compared to the same period of 2022. Core adjusted diluted EPS was $0.90 in the first quarter of 2023, an increase of 35% compared to the same period of 2022. The Company's commitment to service and operational efficiency produced an Operating ratio of 63.4% in the first quarter of 2023, a 750 basis point improvement compared to the same period of 2022 and Adjusted operating ratio of 62.9%, a 690 basis point improvement compared to the same period of 2022. Core adjusted diluted EPS and Adjusted operating ratio are defined and reconciled in Non-GAAP Measures and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues - Total revenues increased by 23% in the first quarter of 2023 to $2,266 million compared to the same period of 2022. This increase was primarily due to higher volumes as measured by RTMs and increased freight revenue per RTM.

Recent Developments

•On March 20, 2023, the Company announced the commencement of offers to exchange any and all validly tendered (and not validly withdrawn notes) and accepted notes of seven series, each previously issued by KCS (the "Old Notes") for notes to be issued by Canadian Pacific Railway Company ("CPRC") (the "CPRC" Notes"), a wholly-owned subsidiary of CPKC, and to be unconditionally guaranteed on an unsecured basis by CPKC. The exchange offers expired on April 17, 2023. On April 19, 2023, U.S. $3,014 million of Old Notes of such seven series were tendered and accepted in exchange for U.S. $3,014 million of CPRC Notes in seven corresponding series. Each CPRC Note in a series contains the same interest rates, interest payment dates, maturity dates, and substantively the same redemption provisions as the corresponding series of Old Notes. For further details, refer to Note 15 of Item 1. Financial Statements, and to Supplemental Guarantor Financial Information of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

On April 24, 2023, KCS irrevocably deposited U.S. $647 million of non-callable government securities to the KCS 2023 note trustee to satisfy and discharge KCS's obligations under two series of notes that mature in 2023 and were not included within the KCS debt exchange. The KCS 2023 notes will be presented on the Company’s Consolidated Balance Sheet until their respective maturity dates of May 2023 and November 2023. This transaction, along with the debt exchange offers mentioned above, will relieve KCS from continuous disclosure obligations.

•On April 14, 2023, CPKC announced the appointment of David Garza-Santos, Ambassador Antonio Garza (Ret.), Henry Maier and Janet Kennedy, each former directors of KCS, to the Board of Directors of CPRC, effective immediately. Mr. Garza-Santos, Mr. Garza, Mr. Maier and Ms. Kennedy are expected to be nominated to stand for election to the board of CPKC at CPKC’s 2023 annual meeting of shareholders to be held on June 15, 2023.

•On March 17, 2023, the Company announced the executive leadership team that will lead CPKC.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended March 31
	2023	2022	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	67,449	62,182	8
Train miles (thousands)	7,257	6,893	5
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.973	0.994	(2)
Total employees (average)	12,935	11,767	10

For key measures of the Company's revenue performance, refer to Operating Revenues of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

These key measures are used by management as comparisons to historical operating results and in the planning process to facilitate decisions that continue to drive further productivity improvements in the Company's operations. Results of these key measures reflect how effective the Company’s management is at controlling costs and executing the Company’s operating plan and strategy. Continued monitoring of these key measures enables the Company to take appropriate actions to deliver superior service and grow its business at low incremental cost.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. GTMs increased by 8% in the first quarter of 2023 compared to the same period of 2022. This increase was primarily driven by higher volumes of Canadian grain, Intermodal, Energy, chemicals and plastics, Metals, minerals and consumer products and Potash. This increase was partially offset by lower volumes of U.S. grain.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicate improved train productivity. Train miles increased by 5% in the first quarter of 2023 compared to the same period of 2022. This increase was driven by an 8% increase in GTMs.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings and the Company's commitment to corporate sustainability through a reduction of greenhouse gas emissions intensity. Fuel efficiency improved by 2% in the first quarter of 2023 compared to the same period of 2022. This increase in efficiency was due to running longer and heavier trains as a result of improvements in the operating plan.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs.

The average number of total employees was 12,935 for the three months ended March 31, 2023, an increase of 1,168 or 10%, compared to 11,767 for the same period of 2022, to support existing volume growth and anticipated future volume growth.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three months ended, March 31, 2023 and the comparative figures in 2022. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2023	2022
Financial Performance and Liquidity
Total revenues	$2,266	$1,838
Operating income	829	535
Adjusted operating income(1)	841	555
Net income	800	590
Core adjusted income(1)	840	628
Basic EPS	0.86	0.63
Diluted EPS	0.86	0.63
Core adjusted diluted EPS(1)	0.90	0.67
Dividends declared per share	0.190	0.190
Cash provided by operating activities	881	613
Cash used in investing activities	(401)	(206)
Cash used in financing activities	(645)	(391)
Free cash(1)	495	424
Financial Position	As at March 31, 2023	As at December 31, 2022
Total assets	$73,502	$73,495
Total long-term debt, including current portion	19,162	19,651
Total shareholders’ equity	39,520	38,886
	For the three months ended March 31
Financial Ratios	2023	2022
Operating ratio(2)	63.4%	70.9%
Adjusted operating ratio(1)	62.9%	69.8%
	For the twelve months ended March 31
	2023	2022
Return on average shareholders' equity(3)	10.1%	13.6%
Adjusted return on invested capital ("Adjusted ROIC")(1)	7.3%	8.2%
Long-term debt to Net income ratio(4)	5.1	6.9
Adjusted net debt to adjusted EBITDA ratio(1)	3.5	4.7
Combined adjusted net debt to Combined adjusted EBITDA Ratio(1)	3.6	4.1
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
(4)Long-term debt to Net income ratio is defined as long-term debt, including long-term debt maturing within one year, divided by Net income, further discussed in Liquidity and Capital Resources of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Except as expressly stated, the financial condition and results of operations discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q are those of CPKC and its consolidated subsidiaries prior to the KCS acquisition.

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses, such as fuel, equipment rents, and crew costs. Non-freight revenue is generated from leasing of certain assets; interline switching fees; and other arrangements, including contracts with passenger service operators and logistical services.

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)(1)	$2,217	$1,796	$421	23
Non-freight revenues (in millions)	49	42	7	17
Total revenues (in millions)	$2,266	$1,838	$428	23
Carloads (in thousands)	679.5	625.7	53.8	9
Revenue ton-miles (in millions)	37,549	33,693	3,856	11
Freight revenue per carload (in dollars)	$3,263	$2,870	$393	14
Freight revenue per revenue ton-mile (in cents)	5.90	5.33	0.57	11
(1)Freight revenues include fuel surcharge revenues of $312 million in 2023 and $189 million in 2022. Fuel surcharge revenues include recoveries of carbon taxes, levies, and obligations under cap-and-trade programs.

Total Revenues
The increase in Freight revenues was primarily due to increased freight revenue per RTM and higher volumes as measured by RTMs. The increase in Non-freight revenues was primarily due to higher interline switching fees, higher leasing revenue, higher revenue from logistical services, and higher revenue from passenger service operators.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs was mainly attributable to higher volumes of Canadian grain, Intermodal, Metals, minerals and consumer products, Energy, chemicals and plastics, and Potash. This increase was partially offset by lower volumes of U.S. grain.

Freight revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM was primarily due to higher fuel surcharge revenue as a result of higher fuel prices of $101 million, the favourable impact of the change in FX of $65 million, and higher freight rates.

Fuel Cost Adjustment Program
Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $312 million in the first quarter of 2023, an increase of $123 million, or 65%, from $189 million in the same period of 2022. This increase was primarily due to higher fuel prices, higher volumes, and the favourable impact of the change in FX.

Lines of Business

Grain

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$515	$360	$155	43
Carloads (in thousands)	104.8	83.7	21.1	25
Revenue ton-miles (in millions)	10,014	7,974	2,040	26
Freight revenue per carload (in dollars)	$4,914	$4,301	$613	14
Freight revenue per revenue ton-mile (in cents)	5.14	4.51	0.63	14

The increase in Grain revenue was primarily due to higher volumes of Canadian grain to Vancouver, British Columbia ("B.C.") and eastern Canada due to prior year drought conditions that impacted the 2021-2022 crop size, and increased freight revenue per RTM. This increase was partially offset by moving lower volumes of U.S. corn from the U.S. Midwest to western Canada primarily due to an improved Canadian harvest for the 2022-2023 crop year. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher freight rates.

Coal

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$155	$139	$16	12
Carloads (in thousands)	72.4	69.9	2.5	4
Revenue ton-miles (in millions)	3,925	3,997	(72)	(2)
Freight revenue per carload (in dollars)	$2,141	$1,989	$152	8
Freight revenue per revenue ton-mile (in cents)	3.95	3.48	0.47	14

The increase in Coal revenue was primarily due to increased freight revenue per RTM, higher volumes of Canadian coal to Kamloops, B.C., and higher volumes of U.S. coal, partially offset by lower volumes of Canadian coal to Vancouver and Thunder Bay, Ontario. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX. RTMs decreased while carloads increased due to moving lower volumes of Canadian coal to Vancouver and Thunder Bay, which have longer lengths of haul, and higher volumes of Canadian coal to Kamloops, which has a shorter length of haul.

Potash

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$132	$104	$28	27
Carloads (in thousands)	36.9	32.1	4.8	15
Revenue ton-miles (in millions)	4,010	3,652	358	10
Freight revenue per carload (in dollars)	$3,577	$3,240	$337	10
Freight revenue per revenue ton-mile (in cents)	3.29	2.85	0.44	15

The increase in Potash revenue was primarily due to increased freight revenue per RTM, higher volumes of export potash to the U.S. Pacific Northwest and Vancouver, and higher volumes of domestic potash to the U.S. Midwest. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher freight rates. Carloads increased more than RTMs due to moving higher volumes of export potash to the U.S. Pacific Northwest, which has a shorter length of haul.

Fertilizers and Sulphur

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$96	$78	$18	23
Carloads (in thousands)	17.0	15.9	1.1	7
Revenue ton-miles (in millions)	1,340	1,219	121	10
Freight revenue per carload (in dollars)	$5,647	$4,906	$741	15
Freight revenue per revenue ton-mile (in cents)	7.16	6.40	0.76	12

The increase in Fertilizers and sulphur revenue was primarily due to increased freight revenue per RTM and higher volumes of dry and wet fertilizers. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher freight rates.

Forest Products

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$103	$86	$17	20
Carloads (in thousands)	17.7	17.4	0.3	2
Revenue ton-miles (in millions)	1,378	1,361	17	1
Freight revenue per carload (in dollars)	$5,819	$4,943	$876	18
Freight revenue per revenue ton-mile (in cents)	7.47	6.32	1.15	18

The increase in Forest products revenue was primarily due to increased freight revenue per RTM and higher volumes of paper products primarily from Vancouver to Texas, via interchange in Kansas City, Missouri, partially offset by lower volumes of lumber and panel products. Freight revenue per RTM increased due the favourable impact of the change in FX, higher freight rates, and higher fuel surcharge revenue as a result of higher fuel prices.

Energy, Chemicals and Plastics

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$366	$310	$56	18
Carloads (in thousands)	75.2	72.6	2.6	4
Revenue ton-miles (in millions)	6,207	5,907	300	5
Freight revenue per carload (in dollars)	$4,867	$4,270	$597	14
Freight revenue per revenue ton-mile (in cents)	5.90	5.25	0.65	12

The increase in Energy, chemicals and plastics revenue was primarily due to increased freight revenue per RTM, higher volumes of plastics to Chicago, Illinois, as well as higher volumes of diluents to Alberta and ethylene glycol to Chicago, partially offset by lower volumes of crude and liquified petroleum gas. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, the favourable impact of the change in FX, and higher freight rates.

Metals, Minerals and Consumer Products

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$233	$181	$52	29
Carloads (in thousands)	61.8	54.6	7.2	13
Revenue ton-miles (in millions)	2,911	2,519	392	16
Freight revenue per carload (in dollars)	$3,770	$3,315	$455	14
Freight revenue per revenue ton-mile (in cents)	8.00	7.19	0.81	11

The increase in Metals, minerals and consumer products revenue was primarily due to higher volumes of frac sand to the Bakken and Marcellus shale formations, higher volumes of steel, and increased freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates, the favourable impact of the change in FX, and higher fuel surcharge revenue as a result of higher fuel prices.

Automotive

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$125	$91	$34	37
Carloads (in thousands)	28.7	24.1	4.6	19
Revenue ton-miles (in millions)	474	403	71	18
Freight revenue per carload (in dollars)	$4,355	$3,776	$579	15
Freight revenue per revenue ton-mile (in cents)	26.37	22.58	3.79	17

The increase in Automotive revenue was primarily due to higher volumes as a result of the prior year global semiconductor chip shortage, higher volumes from Kansas City to various destinations in Canada, and increased freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX.

Intermodal

For the three months ended March 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$492	$447	$45	10
Carloads (in thousands)	265.0	255.4	9.6	4
Revenue ton-miles (in millions)	7,290	6,661	629	9
Freight revenue per carload (in dollars)	$1,857	$1,750	$107	6
Freight revenue per revenue ton-mile (in cents)	6.75	6.71	0.04	1

The increase in Intermodal revenue was primarily due to higher international intermodal volumes primarily to and from the Port of Vancouver, the Port of Montreal, and the Port of Saint John, including onboarding a new international intermodal customer, higher domestic intermodal wholesale volumes, and increased freight revenue per RTM. This increase was partially offset by lower domestic intermodal cross-border volumes. Freight revenue per RTM increased due to higher fuel surcharge revenue as a result of higher fuel prices, higher freight rates, and the favourable impact of the change in FX, partially offset by lower intermodal ancillary revenue. RTMs increased more than carloads due to moving higher international intermodal volumes to and from the Port of Vancouver, which has a longer length of haul.

Operating Expenses

For the three months ended March 31 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Compensation and benefits	$438	$413	$25	6
Fuel	326	273	53	19
Materials	72	62	10	16
Equipment rents	30	35	(5)	(14)
Depreciation and amortization	225	210	15	7
Purchased services and other	346	310	36	12
Total operating expenses	$1,437	$1,303	$134	10
Operating expenses were $1,437 million in the first quarter of 2023, an increase of $134 million, or 10%, from $1,303 million in the same period of 2022. This increase was primarily due to:
•higher volume variable expenses;
•the impact of cost inflation;
•the unfavourable impact of the change in FX of $38 million; and
•the unfavourable impact of higher fuel prices of $17 million.

This increase was partially offset by lower defined pension current service costs of $19 million and a lower stock based compensation expense of $12 million, primarily driven by a lower increase in share price compared to the prior period.

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. Compensation and benefits expense was $438 million in the first quarter of 2023, an increase of $25 million, or 6%, from $413 million in the same period of 2022. This increase was primarily due to:
•the impact of wage and benefit inflation;
•higher volume variable expenses as a result of a increase in workload as measured by GTMs;
•increased new hire training costs; and
•the unfavourable impact of the change in FX of $7 million.

This increase was partially offset by lower defined benefit pension current service costs of $19 million and a decrease in stock-based compensation expense of $12 million, primarily driven by a lower increase in share price compared to the prior period.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. Fuel expense was $326 million in the first quarter of 2023, an increase of $53 million, or 19%, from $273 million in the same period of 2022. This increase was primarily due to:
•an increase in workload, as measured by GTMs;
•the unfavourable impact of higher fuel prices of $17 million; and
•the unfavourable impact of the change in FX of $15 million;

This increase was partially offset by an improvement in fuel efficiency of 2% due to running longer and heavier trains as a result of improvements in the operating plan.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. Materials expense was $72 million in the first quarter of 2023, an increase of $10 million, or 16% from $62 million in the same period of 2022. This increase was primarily due to the impact of cost inflation and increased spending on track maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other companies' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of the Company’s equipment. Equipment rents expense was $30 million in the first quarter of 2023, a decrease of $5 million, or 14%, from $35 million in the same period of 2022. This decrease was primarily due to increased receipts from other railways for the use of the Company's locomotives partially offset by increased usage of pooled freight cars by the Company.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. Depreciation and amortization expense was $225 million in the first quarter of 2023, an increase of $15 million, or 7%, from $210 million in the same period of 2022. This increase was primarily due to a higher depreciable asset base and the unfavourable impact of change in FX of $4 million.

Purchased Services and Other

For the three months ended March 31 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Support and facilities	$94	$84	$10	12
Track and operations	81	73	8	12
Intermodal	57	51	6	11
Equipment	31	29	2	7
Casualty	30	21	9	43
Property taxes	36	35	1	3
Other	18	27	(9)	(34)
Land sales	(1)	(10)	9	(93)
Total Purchased services and other	$346	$310	$36	12

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance. Purchased services and other expense was $346 million in the first quarter of 2023, an increase of $36 million, or 12%, from $310 million in the same period of 2022. This increase was primarily due to:
•the impact of cost inflation;
•lower gains on land sales;
•higher expenses primarily due to the increased severity of casualty incidents; and
•the unfavorable impact of the change in FX of $9 million.

This increase was partially offset by lower acquisition-related costs of $8 million associated with the KCS acquisition, reported in Other.

Other Income Statement Items
Equity Earnings of Kansas City Southern

In the first quarter of 2023, the Company recognized $204 million (U.S. $151 million) of equity earnings of KCS, an increase of $6 million, or 3%, from $198 million (U.S $156 million) in the same period of 2022. This amount is net of amortization of basis differences of $42 million (U.S. $31 million) associated with KCS purchase accounting, an increase of $2 million or 5%, from $40 million (U.S $31 million) in the same period of 2022, and net of acquisition-related costs incurred by KCS.

On a historical basis, without any effect of purchase accounting, KCS recorded net income attributable to controlling interests of $246 million (U.S. $182 million) in the first quarter of 2023, an increase of $8 million (U.S. $5 million decrease), or 3%, from $238 million (U.S. $187 million) in the same period of 2022. This increase was primarily due to higher revenues of $201 million (U.S. $99 million) along with the favourable impact of FX on translation of $17 million, partially offset by higher operating expense of $162 million (U.S $89 million) driven by higher transportation and fuel costs, along with higher FX losses of $23 million (U.S $17 million) recognized by KCS. Acquisition-related costs (net of tax) incurred by KCS in the first quarter of 2023 were $10 million (U.S. $7 million), a decrease of $3 million (U.S. $3 million), or 23%, from $13 million (U.S. $10 million) in the same period of 2022. These values have been translated at exchange rates averaging $1.3526 and $1.2670 CAD per USD for the three months ended March 31, 2023 and 2022, respectively.

Other Expense (Income)

Other expense (income) consists of gains and losses from the change in FX on working capital, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $2 million in the first quarter of 2023, a change of $3 million, or 300%, compared to income of $1 million in the same period of 2022. This change was primarily due to lower equity income of $3 million, as well as an increase in acquisition-related costs of $3 million due to the KCS Debt Exchange. This was partially offset by an increase in net FX gains on US-denominated cash and working capital of $3 million.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligations, expected return on plan assets, recognized net actuarial losses, and amortization of prior service costs. Other components of net periodic benefit recovery were $86 million in the first quarter of 2023, a decrease of $15 million, or 15%, from $101 million in the same period of 2022. This decrease was due to an increase in the interest cost on benefit obligations of $26 million and a decrease in the expected return on plan assets of $20 million, partially offset by a decrease in recognized net actuarial losses of $31 million.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $154 million in the first quarter of 2023, a decrease of $6 million, or 4%, from $160 million in the same period of 2022. This decrease was primarily due to a decrease in debt levels of $7 million and higher interest income of $6 million as a result of higher interest rates and a higher average cash balance. This decrease was partially offset by the unfavorable impact of the change in FX of $9 million.

Income Tax Expense

Income tax expense was $163 million in the first quarter of 2023, an increase of $78 million, or 92%, from $85 million in the same period of 2022. This increase was primarily due to higher taxable earnings and a lower deferred tax recovery on the change in the outside basis difference of the equity investment in KCS.

The effective tax rate in the first quarter of 2023 was 16.90% compared to 12.67% in the same period of 2022. The adjusted effective income tax rate in the first quarter of 2023 was 24.50%, compared to 24.25% in the same period of 2022. The adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance and it also excludes equity earnings of KCS. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following the acquisition of control of KCS, the Company's 2023 effective tax rate is expected to be approximately 25.50%, which excludes discrete tax items, the impact of the change in the equity investment in KCS, and associated deferred tax on the outside basis difference during the year. The Company’s 2023 outlook for its annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2022 Annual Report on Form 10-K.

Impact of FX on Earnings and Foreign Exchange Risk

The information presented below describes the Company as at and for the quarter ended March 31, 2023 and does not reflect the Company post obtaining control of KCS, which is described in Item 1. Financial Statements, Note 15 Subsequent events.

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

In the first quarter of 2023, the U.S. dollar has strengthened to an average rate of $1.35 Canadian/U.S. dollar, compared to $1.27 Canadian/U.S. dollar in the first quarter of 2022. In the first quarter of 2023, the impact of a stronger U.S. dollar resulted in an increase in Total revenues of $66 million, an increase in Total operating expenses of $38 million, and an increase in Net interest expense of $9 million from the same period of 2022.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $36 million (December 31, 2022 – approximately $37 million), negatively (or positively) impacts Operating expenses by approximately $21 million (December 31, 2022 – approximately $18 million), and negatively (or positively) impacts Net interest expense by approximately $4 million (December 31, 2022 – approximately $4 million).

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

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of the Company's operating costs. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from the Company's fuel cost adjustment program.

The impact of fuel prices on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the first quarter of 2023, the favourable impact of fuel prices on Operating income was $84 million. The favourable impact of the timing of recoveries under the Company's fuel cost adjustment program and higher fuel prices resulted in an increase in Total revenues of $101 million from the same period of 2022. Higher fuel prices resulted in an increase in Total operating expenses of $17 million.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In the first quarter of 2023, the change in Common Share prices resulted in stock-based compensation expense of $4 million, a decrease of $17 million, from $21 million in the same period of 2022.

Based on information available at March 31, 2023, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $1.4 million to $1.8 million (December 31, 2022 - approximately $1.2 million to $1.8 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

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

As at March 31, 2023, the Company had $290 million of Cash and cash equivalents compared to $451 million at December 31, 2022.

As at March 31, 2023, the Company's existing revolving credit facility was undrawn, unchanged from December 31, 2022, from a total available amount of U.S. $1.3 billion. The revolving credit facility agreement requires the Company to maintain a financial covenant. As at March 31, 2023, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the revolving credit facility. There were no commercial paper borrowings as at March 31, 2023 and December 31, 2022.

As at March 31, 2023, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $75 million from a total available amount of $300 million (December 31, 2022 - $75 million). Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as "Cash and cash equivalents" on the Consolidated Balance Sheet. As at March 31, 2023 the Company had $70 million collateral posted on its bilateral letter of credit facilities (December 31, 2022 - $nil).

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, supplier purchases, leases, and other long term liabilities. Debt and finance leases, interest obligations related to debt and finance leases, and letters of credit amount to $1,097 million, $637 million and $75 million within the next 12 months, respectively, with the remaining amounts committed thereafter of $18,229 million, $13,559 million and $nil respectively. Future capital commitments amount to $289 million within the next 12 months, with the remaining amount committed thereafter of $111 million.

Supplier purchase agreements, operating leases, and other long-term liabilities amount to $674 million, $72 million, and $56 million within the next 12 months, respectively, with the remaining amount committed thereafter of $346 million, $193 million and $439 million, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Guarantees

The Company accrues for all guarantees that it expects to pay. As at March 31, 2023, these accruals amounted to $8 million (December 31, 2022 - $5 million).

Operating Activities

Cash provided by operating activities was $881 million in the first quarter of 2023, an increase of $268 million, or 44%, compared to $613 million in the same period of 2022. This increase was primarily due to higher cash generating income compared to the same period of 2022.

Investing Activities

Cash used in investing activities was $401 million in the first quarter of 2023, an increase of $195 million, or 95%, compared to $206 million in the same period of 2022. This increase was primarily due to higher capital additions during the first quarter of 2023 compared to the same period of 2022.

Financing Activities

Cash used in financing activities was $645 million in the first quarter of 2023, an increase of $254 million, or 65%, compared to $391 million in the same period of 2022. This increase was primarily due to nil commercial paper borrowings in the first quarter of 2023, compared to net issuance of $320 million during the same period of 2022. This increase was partially offset by principal repayments of $479 million (U.S. $350 million) of 4.45% 12.5-year Notes at maturity in the first quarter of 2023, compared to principal repayments of $125 million of 5.100% 10-year Medium Term Notes, $313 million (U.S. $250 million) of 4.500% 10-year Notes, and $97 million (U.S. $76 million) of 6.99% Finance lease at maturity in the same period of 2022.

Credit Measures

Credit ratings provide information relating to the Company’s operations and liquidity, and affect the Company’s ability to obtain short-term and long-term financing and/or the cost of such financing. The applicable margin that applies to outstanding loans under the Company’s revolving credit facility is based on the credit rating assigned to the Company’s senior unsecured and unsubordinated debt.

If the Company’s credit ratings were to decline to below investment-grade levels, the Company could experience a significant increase in its interest cost for new debt along with a negative effect on its ability to readily issue new debt.

Credit ratings and outlooks are based on the rating agencies’ methodologies and can change from time to time to reflect their views of the Company. Their views are affected by numerous factors including, but not limited to, the Company’s financial position and liquidity along with external factors beyond the Company’s control.

As at March 31, 2023, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2022. The following table shows the ratings issued for the Company by the rating agencies noted herein as of March 31, 2023 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at March 31, 2023(1)

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

Financial Ratios

The Long-term debt to Net income ratio for the twelve months ended March 31, 2023 and March 31, 2022 was 5.1 and 6.9, respectively. This decrease was primarily due to a higher Net income.

The Combined Adjusted Net Debt to Combined Adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio for the trailing twelve months ended March 31, 2023 and March 31, 2022 was 3.6 and 4.1, respectively. This decrease was primarily due to higher Combined adjusted EBITDA and a lower Combined adjusted net debt balance. CPKC presents the trailing twelve month adjusted EBITDA of KCS on a combined basis to better align with the Company’s debt covenant calculation, which takes into account the trailing twelve month adjusted EBITDA of KCS as well as KCS’s outstanding debt at its book value. This ratio is not calculated in accordance with Regulation S-X Article 11 ("Article 11"). Beginning in the first quarter of 2023, this combined ratio has been renamed as "Combined Adjusted Net Debt to Combined Adjusted EBITDA Ratio". Please see Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Over the long term, the Company targets a Combined Adjusted Net Debt to Combined Adjusted EBITDA ratio of 2.0 to 2.5.

Although the Company has provided a target Non-GAAP measure (Combined Adjusted Net Debt to Combined Adjusted EBITDA ratio), management is unable to reconcile, without unreasonable efforts, the target Combined Adjusted Net Debt to Combined Adjusted EBITDA ratio to the most comparable GAAP measure (Long-term debt to Net income ratio), due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, the Company has recognized acquisition-related costs, the merger termination payment received, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), the FX impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), discrete tax items, changes in the outside basis tax difference between the carrying amount of the Company's equity investment in KCS and its tax basis of the investment, changes in income tax rates, and changes to an uncertain tax item. Acquisition-related costs include legal, consulting, financing fees, integration planning costs consisting of third-party services and system migration, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, debt exchange transaction costs, and transaction and integration costs incurred by KCS which were recognized within Equity earnings of Kansas City Southern in the Company's Consolidated Statements of Income. KCS has also recognized significant transaction costs and FX gains and losses. These or other similar, large unforeseen transactions affect Net income but may be excluded from the Company’s Combined Adjusted EBITDA. Additionally, the U.S.-to-Canada dollar exchange rate is unpredictable and can have a significant impact on the Company’s reported results, but may, along with interest, taxes, and FX impact of translating the Company's debt and lease liabilities, be excluded from Combined Adjusted EBITDA. Please see Forward-Looking Statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Supplemental Guarantor Financial Information

CPRC, a 100%-owned subsidiary of CPKC, is the issuer of certain securities which are fully and unconditionally guaranteed by CPKC on an unsecured basis. The other subsidiaries of CPRC do not guarantee the securities and are referred to below as the “Non-Guarantor Subsidiaries”. The following is a description of the terms and conditions of the guarantees with respect to securities for which CPRC is the issuer and CPKC provides a full and unconditional guarantee.

As of the date of the filing of the Form 10-Q, CPRC had U.S. $14,714 million principal amount of debt securities outstanding due through 2115 which include the debt exchanged with KCS as described below; and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $3,300 million principal amount of debt securities issued under Canadian Securities Law due through 2050 for which CPRL is the guarantor and not subject to the Exchange Act.

CPKC fully and unconditionally guarantees the payment of the principal (and premium, if any) and interest on the debt securities and consolidated debenture stock issued by CPRC, any sinking fund or analogous payments payable with respect to such securities, and any additional amounts payable when they become due, whether at maturity or otherwise. The guarantee is CPKC’s unsubordinated and unsecured obligation and ranks equally with all of CPKC’s other unsecured, unsubordinated obligations.

CPKC will be released and relieved of its obligations under the guarantees after obligations to the holders are satisfied in accordance with the terms of the respective instruments.

On March 20, 2023, CPKC and CPRC announced offers to exchange any and all validly tendered (and not validly withdrawn) and accepted notes of seven series, previously issued by KCS (the “Old Notes") for notes to be issued by CPRC (the "CPRC Notes"). As of April 19, 2023, U.S. $3,014 million of Old Notes of such seven series were tendered and accepted in exchange for U.S. $3,014 million of CPRC Notes in seven corresponding series.

Each CPRC Note in a series contains the same interest rates, interest payment dates, maturity dates and substantively the same redemption provisions as the corresponding series of Old Notes.

In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered prior to March 31, 2023 (the "Early Participation Date"), holders of Old Notes received consideration consisting of U.S. $1,000 principal amount of CPRC Notes and a cash amount of U.S. $1.00. The total consideration included an early participation premium, consisting of U.S. $30 principal amount of CPRC Notes per U.S. $1,000 principal amount of Old Notes. In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered after the Early Participation Date but prior to the expiration of the exchange offers on April 17, 2023 (the "Expiration Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $970 principal amount of CPRC Notes and a cash amount of U.S. $1.00.

CPKC has fully and unconditionally guaranteed the payment of the principal (and premium, if any) and interest, on the CPRC Notes, and any additional amounts payable with respect to the CPRC Notes, when they become due and payable, whether at the stated maturity thereof or by declaration of acceleration, call for redemption or otherwise. The CPRC Notes and the related guarantees are part of CPRC’s and CPKC’s respective unsecured obligations and rank equally with all of CPRC’s and CPKC’s existing and future unsecured and unsubordinated indebtedness.

Additional information is included in Item 1. Financial Statements, Note 15 Subsequent events.

Pursuant to Rule 13-01 of the SEC's Regulation S-X, the Company provides summarized financial and non-financial information of CPRC in lieu of providing separate financial statements of CPRC.

More information on the securities under this guarantee structure can be found in Exhibit 22.1 List of Issuers and Guarantor Subsidiaries of this quarterly report.

Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor) on a combined basis after elimination of (i) intercompany transactions and balances among CPRC and CPKC; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income.

Statements of Income

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2023	For the year ended December 31, 2022
Total revenues	$1,569	$6,384
Total operating expenses	1,018	4,110
Operating income(1)	551	2,274
Less: Other(2)	49	234
Income before income tax expense	502	2,040
Net income	$366	$1,533
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the three months ended March 31, 2023 and for the year ended December 31, 2022 of $103 million and $410 million, respectively.
(2)Includes Other expense (income), Merger termination fee, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2023	As at December 31, 2022
Assets
Current assets	$1,293	$1,395
Properties	11,949	11,791
Other non-current assets	3,427	3,337

Liabilities
Current liabilities	$2,285	$2,759
Long-term debt	18,062	18,137
Other non-current liabilities	3,210	3,178

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Cash Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2023	For the year ended December 31, 2022
Dividend income from non-guarantor subsidiaries	$10	$133
Redemption of capital from non-guarantor subsidiaries	—	115

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2023	As at December 31, 2022
Assets
Accounts receivable, intercompany	$192	$186
Short-term advances to affiliates	1,965	2,209
Long-term advances to affiliates	7,331	7,502

Liabilities
Accounts payable, intercompany	$211	$199
Short-term advances from affiliates	2,660	2,649
Long-term advances from affiliates	88	88

Share Capital

At April 25, 2023, the latest practicable date, there were 931,059,385 Common Shares and no preferred shares issued and outstanding, which consists of 14,827 holders of record of the Common Shares. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. All number of options presented herein are shown on the basis of the number of shares subject to the options. At April 25, 2023, 7,406,675 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 21,894,326 options available to be issued by the Company’s MSOIP in the future. The Company also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Non-GAAP Performance Measures

The Company uses adjusted earnings results including Adjusted income, Adjusted diluted earnings per share, Adjusted operating income and Adjusted operating ratio to evaluate the Company’s operating performance and for planning and forecasting future business operations and future profitability. Core adjusted income and Core adjusted diluted earnings per share are presented to provide financial statement users with additional transparency by isolating for the impact of KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company, net of tax, as recognized within Equity earnings of Kansas City Southern in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. These Non-GAAP measures are presented in Financial Highlights and discussed further in other sections of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These Non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management's assessment of operational performance, allocation of resources and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, the merger termination payment received, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), as recognized within Equity earnings of Kansas City Southern in the Company's Interim Consolidated Statements of Income, the foreign exchange ("FX") impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), discrete tax items, changes in the outside basis tax difference between the carrying amount of CPKC's equity investment in KCS and its tax basis of this investment, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, financing fees, integration planning costs consisting of third-party services and system migration, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, debt exchange transaction costs, and transaction and integration costs incurred by KCS, net of tax, which were recognized within Equity earnings of Kansas City Southern in the Company's Interim Consolidated Statements of Income. These items may not be non-recurring. However, excluding these significant items from GAAP results allows for a consistent understanding of the Company's consolidated financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide insight to investors and other external users of the Company's consolidated financial information.

In the first three months of 2023, there were two significant items included in Net income as follows:
•Deferred tax recovery of $23 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 3 cents; and
•Acquisition-related costs of $25 million in connection with the KCS acquisition ($21 million after current tax recovery of $4 million), including an expense of $12 million recognized in Purchased services and other, $3 million recognized in Other (income) expense, and $10 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 2 cents.

In 2022, there were five significant items included in Net income as follows:
•in the fourth quarter, a gain of $212 million due to KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax) recognized in Equity earnings of KCS that favourably impacted Diluted EPS by 23 cents;
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
•during the course of the year, a net deferred tax recovery of $19 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 2 cents as follows:
–in the fourth quarter, a $27 million recovery that favourably impacted Diluted EPS by 3 cents;
–in the third quarter, a $9 million recovery that favourably impacted Diluted EPS by 1 cent;

–in the second quarter, a $49 million expense that unfavourably impacted Diluted EPS by 5 cents; and
–in the first quarter, a $32 million recovery that favourably impacted Diluted EPS by 3 cents; and
•during the course of the year, acquisition-related costs of $123 million in connection with the KCS acquisition ($108 million after current tax recovery of $15 million), including costs of $74 million recognized in Purchased services and other, and $49 million recognized in Equity earnings of KCS, that unfavourably impacted Diluted EPS by 12 cents as follows:
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

In the nine months ended December 31, 2021, there were four significant items included in Net income as follows:
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
•acquisition-related costs of $563 million in connection with the KCS acquisition ($473 million after current tax recovery of $90 million net of deferred tax expense of $9 million), including costs of $150 million recognized in Purchased services and other, $169 million recognized in Equity loss of KCS, and $244 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 69 cents as follows:
–in the fourth quarter, acquisition-related costs of $157 million ($157 million after current tax recovery of $13 million net of deferred tax expense of $13 million), including costs of $36 million recognized in Purchased services and other, $169 million in Equity loss of KCS, and a $48 million recovery recognized in Other (income) expense, that unfavourably impacted Diluted EPS by 22 cents;
–in the third quarter, acquisition-related costs of $98 million ($80 million after current tax recovery of $61 million net of deferred tax expense of $43 million), including costs of $15 million recognized in Purchased services and other and $83 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 12 cents; and
–in the second quarter, acquisition-related costs of $308 million ($236 million after current taxes of $25 million and deferred taxes of $47 million), including costs of $99 million recognized in Purchased services and other and $209 million recognized in Other expense (income), that unfavourably impacted Diluted EPS by 35 cents; and
•a net non-cash loss of $26 million ($23 million after deferred tax) due to FX translation of debt and lease liabilities that unfavourably impacted Diluted EPS by 3 cents as follows:
–in the fourth quarter, a $32 million loss ($28 million after deferred tax) that unfavourably impacted Diluted EPS by 4 cents;
–in the third quarter, a $46 million loss ($40 million after deferred tax) that unfavourably impacted Diluted EPS by 6 cents; and
–in the second quarter, a $52 million gain ($45 million after deferred tax) that favourably impacted Diluted EPS by 7 cents.

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

	For the three months ended March 31
(in millions of Canadian dollars)	2023	2022
Net income as reported	$800	$590
Less significant item (pre-tax):
Acquisition-related costs	(25)	(33)
Add:
Tax effect of adjustments(1)	(4)	(3)
Deferred tax recovery on the outside basis difference of the investment in KCS	(23)	(32)
Adjusted income	$798	$588
Less: KCS purchase accounting	(42)	(40)
Core adjusted income	$840	$628
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 15.38% for the three months ended March 31, 2023, and 8.69% for the three months ended March 31, 2022, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted diluted earnings per share is calculated using Adjusted income, as defined above, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP. Core adjusted diluted earnings per share is calculated as Adjusted diluted earnings per share less KCS purchase accounting.

	For the three months ended March 31
	2023	2022
Diluted earnings per share as reported	$0.86	$0.63
Less significant item (pre-tax):
Acquisition-related costs	(0.03)	(0.04)
Add:
Tax effect of adjustments(1)	(0.01)	(0.01)
Deferred tax recovery on the outside basis difference of the investment in KCS	(0.03)	(0.03)
Adjusted diluted earnings per share	$0.85	$0.63
Less: KCS purchase accounting	(0.05)	(0.04)
Core adjusted diluted earnings per share	$0.90	$0.67
(1)The tax effect of adjustments was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 15.38% for the three months ended March 31, 2023, and 8.69% for the three months ended March 31, 2022, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Adjusted operating income is calculated as Operating income reported on a GAAP basis less significant items.

	For the three months ended March 31
(in millions of Canadian dollars)	2023	2022
Operating income as reported	$829	$535
Less significant item:
Acquisition-related costs	(12)	(20)
Adjusted operating income	$841	$555

Operating ratio is calculated as operating expenses divided by revenues. Adjusted operating ratio excludes those significant items that are reported within Operating income.

	For the three months ended March 31
	2023	2022
Operating ratio as reported	63.4%	70.9%
Less significant item:
Acquisition-related costs	0.5%	1.1%
Adjusted operating ratio	62.9%	69.8%

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

Calculation of Return on average shareholders' equity

	For the twelve months ended March 31
(in millions of Canadian dollars, except for percentages)	2023	2022
Net income as reported	$3,727	$2,840
Average shareholders' equity	$36,753	$20,926
Return on average shareholders' equity	10.1%	13.6%

Reconciliation of Net income to Adjusted return

	For the twelve months ended March 31
(in millions of Canadian dollars)	2023	2022
Net income as reported	$3,727	$2,840
Add:
Net interest expense	646	490
Tax on interest(1)	(146)	(117)
Significant items (pre-tax):
KCS net gain on unwind of interest rate hedges	(212)	—
Acquisition-related costs	115	596
Merger termination fee	—	(845)
Impact of FX translation loss on debt and lease liabilities	—	26
Tax on significant items(2)	(16)	1
Deferred tax recovery on the outside basis difference of the investment in KCS	(10)	(65)
Income tax rate changes	(12)	—
Reversal of provision for uncertain tax item	(24)	—
Adjusted return	$4,068	$2,926
(1) Tax was calculated at the adjusted annualized effective tax rate of 22.59% and 23.75% for the twelve months ended March 31, 2023 and 2022, respectively.
(2) Tax was calculated as the pre-tax effect of the adjustments multiplied by the applicable tax rate for the above items of 16.53% and 0.32% for the twelve months ended March 31, 2023 and 2022, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the significant items.

Reconciliation of Average shareholders' equity to Adjusted average invested capital

	For the twelve months ended March 31
(in millions of Canadian dollars)	2023	2022
Average shareholders' equity	$36,753	$20,926
Average long-term debt, including long-term debt maturing within one year	19,413	14,701
	$56,166	$35,627
Less:
Significant items (pre-tax):
KCS net gain on unwind of interest rate hedges	106	—
Acquisition-related costs	(58)	(298)
Merger termination fee	—	423
Tax on significant items(1)	8	(2)
Deferred tax recovery on the outside basis difference of the investment in KCS	5	32
Income tax rate changes	6	—
Reversal of provision for uncertain tax item	12	—
Adjusted average invested capital	$56,087	$35,472
(1)Tax was calculated at the pre-tax effect of the adjustment multiplied by the applicable tax rate of 16.53% and 1.71% for the twelve months ended March 31, 2023 and 2022, respectively. The applicable tax rate reflects the taxable jurisdiction and nature, being on account of capital or income, of the significant item.

Calculation of Adjusted ROIC

	For the twelve months ended March 31
(in millions of Canadian dollars, except for percentages)	2023	2022
Adjusted return	$4,068	$2,926
Adjusted average invested capital	$56,087	$35,472
Adjusted ROIC	7.3%	8.2%

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

Reconciliation of Cash Provided by Operating Activities to Free Cash

	For the three months ended March 31
(in millions of Canadian dollars)	2023	2022
Cash provided by operating activities	$881	$613
Cash used in investing activities	(401)	(206)
Effect of foreign currency fluctuations on U.S. dollar-denominated cash and cash equivalents	4	—
Less:
Acquisition-related costs	(11)	(17)
Free cash	$495	$424

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

FX adjusted % changes in revenues are further used in calculating FX adjusted % change in freight revenue per carload and RTM. These items are presented in Operating Revenues of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. FX adjusted % changes in revenues are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	Reported 2023	Reported 2022	Variance due to FX	FX Adjusted 2022	FX Adjusted % Change
Freight revenues by line of business
Grain	$515	$360	$17	$377	37
Coal	155	139	1	140	11
Potash	132	104	4	108	22
Fertilizers and sulphur	96	78	3	81	19
Forest products	103	86	5	91	13
Energy, chemicals and plastics	366	310	15	325	13
Metals, minerals and consumer products	233	181	9	190	23
Automotive	125	91	4	95	32
Intermodal	492	447	7	454	8
Freight revenues	2,217	1,796	65	1,861	19
Non-freight revenues	49	42	1	43	14
Total revenues	$2,266	$1,838	$66	$1,904	19

FX adjusted % changes in operating expenses are presented in Operating Expenses of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. FX adjusted % changes in operating expenses are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	Reported 2023	Reported 2022	Variance due to FX	FX Adjusted 2022	FX Adjusted % Change
Compensation and benefits	$438	$413	$7	$420	4
Fuel	326	273	15	288	13
Materials	72	62	1	63	14
Equipment rents	30	35	2	37	(19)
Depreciation and amortization	225	210	4	214	5
Purchased services and other	346	310	9	319	8
Total operating expenses	$1,437	$1,303	$38	$1,341	7

Adjusted Net Debt to Adjusted EBITDA Ratio and Combined adjusted Net Debt to Combined adjusted EBITDA Ratio

Adjusted net debt to EBITDA ratio is calculated as Adjusted net debt divided by Adjusted EBITDA. The Adjusted net debt to Adjusted EBITDA ratio is a key credit measure used to assess the Company’s financial capacity. The ratio provides information on the Company’s ability to service its debt and other long-term obligations from operations, excluding significant items, and is an important performance criteria in determining certain elements of the Company's long-term incentive plan. The Adjusted net debt to Adjusted EBITDA ratio, which is reconciled below from the Long-term debt to Net income ratio, the most comparable measure calculated in accordance with GAAP, is also presented in Financial Highlights and discussed further in Results of Operations of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CPKC presents the trailing twelve month adjusted EBITDA of KCS on a combined basis, as CPKC did not control KCS while it was in voting trust until the voting trust was terminated on April 14, 2023, and CPKC assumed control of KCS (through an indirect wholly owned subsidiary). CPKC was the beneficial owner of KCS’s outstanding shares while it was in voting trust and received cash dividends from KCS. The adjustment to include the trailing twelve month EBITDA of KCS and KCS’s outstanding debt at its book value provides users of the financial statements with better insight into CPKC’s progress in achieving deleveraging commitments. This ratio is not calculated in accordance with Regulation S-X Article 11 ("Article 11"). Beginning in the first quarter of 2023, this combined ratio has been renamed as "Combined Adjusted Net Debt to Combined Adjusted EBITDA Ratio". KCS’s disclosed U.S. dollar financial values for the trailing twelve month ended March 31, 2023 and March 31, 2022 were adjusted to Canadian dollars reflecting the FX rate for the appropriate periods presented, respectively.

Calculation of Long-term Debt to Net Income Ratio

Long-term debt to Net income ratio is calculated as long-term debt, including long-term debt maturing within one year, divided by Net income.

(in millions of Canadian dollars, except for ratios)	2023	2022
Long-term debt including long-term debt maturing within one year as at March 31	$19,162	$19,663
Net income for the twelve months ended March 31	3,727	2,840
Long-term debt to Net income ratio	5.1	6.9

Reconciliation of Long-term Debt to Adjusted Net Debt and Combined Adjusted Net Debt

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

(in millions of Canadian dollars)(1)	2023	2022
CPRL long-term debt including long-term debt maturing within one year as at March 31	$19,162	$19,663
Add:
Pension plans deficit(2)	176	263
Operating lease liabilities	246	279
Less:
Cash and cash equivalents	290	85
CPRL Adjusted net debt as at March 31	$19,294	$20,120
KCS Long-term debt including long-term debt maturing within one year as at March 31	$5,112	$4,726
Add:
KCS operating lease liabilities	131	79
Less:
KCS cash and cash equivalents	225	131
KCS Adjusted net debt as at March 31	5,018	4,674
CPRL Adjusted net debt as at March 31	19,294	20,120
Combined Adjusted net debt as at March 31	$24,312	$24,794
(1) KCS's amounts were translated at the period end FX rate of $1.35 and $1.25 for March 31, 2023 and 2022, respectively.
(2) Pension plans deficit is the total funded status of the Pension plans in deficit only.

Reconciliation of Net Income to EBIT, Adjusted EBIT and Adjusted EBITDA and Combined Adjusted EBITDA

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

	For the twelve months ended March 31
(in millions of Canadian dollars)(1)	2023	2022
CPRL Net income as reported	$3,727	$2,840
Add:
Net interest expense	646	490
Income tax expense	706	662
EBIT	5,079	3,992
Less significant items (pre-tax):
KCS net gain on unwind of interest rate hedges	212	—
Acquisition-related costs	(115)	(596)
Merger termination fee	—	845
Impact of FX translation loss on debt and lease liabilities	—	(26)
Adjusted EBIT	4,982	3,769
Add:
Operating lease expense	74	73
Depreciation and amortization	868	819
Less:
Other components of net periodic benefit recovery	396	393
CPRL Adjusted EBITDA	$5,528	$4,268
Net income attributable to KCS and subsidiaries	$1,299	$718
Add:
KCS interest expense	207	195
KCS income tax expense	422	287
KCS EBIT	1,928	1,200
Less significant items (pre-tax):
KCS merger costs	(57)	(302)
KCS gain on settlement of treasury lock agreements	352	—
KCS Adjusted EBIT	1,633	1,502
Add:
KCS total lease cost	45	40
KCS depreciation and amortization	523	464
KCS Adjusted EBITDA	$2,201	$2,006
CPRL Adjusted EBITDA	$5,528	$4,268
Less:
Equity earnings of KCS(2)	1,080	57
Acquisition-related costs of KCS(3)	46	182
KCS net gain on unwind of interest rate hedges(4)	(212)	—
Combined Adjusted EBITDA	$6,815	$6,035
(1) KCS's amounts were translated at the quarterly average FX rate of $1.35, $1.36, $1.30, and $1.28 for Q1 2023, Q4 2022, Q3 2022 and Q2 2022 and $1.27, $1.26, $1.26, and $1.23 for Q1 2022, Q4 2021, Q3 2021 and Q2 2021, respectively.
(2) Equity earnings of KCS were part of CPRL's reported net income and therefore have been deducted in arriving to the Combined Adjusted EBITDA.
(3) Acquisition-related costs of KCS have been adjusted in CPRL's Adjusted EBITDA calculation above, therefore have been deducted in arriving to the Combined Adjusted EBITDA.
(4) KCS net gain on unwind of interest rate hedges has been adjusted in CPRL's Adjusted EBITDA calculation above, therefore has been added back in arriving to the Combined Adjusted EBITDA.

Calculation of Adjusted Net Debt to Adjusted EBITDA Ratio and Combined Adjusted Net Debt to Combined Adjusted EBITDA Ratio

(in millions of Canadian dollars, except for ratios)	2023	2022
Adjusted net debt as at March 31	$19,294	$20,120
Adjusted EBITDA for the twelve months ended March 31	5,528	4,268
Adjusted net debt to Adjusted EBITDA ratio	3.5	4.7

(in millions of Canadian dollars, except for ratios)	2023	2022
Combined adjusted net debt as at March 31	$24,312	$24,794
Combined adjusted EBITDA for the twelve months ended March 31	6,815	6,035
Combined adjusted net debt to Combined adjusted EBITDA ratio	3.6	4.1

Critical Accounting Estimates

To prepare Consolidated Financial Statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to business acquisitions, environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is supplemented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2022 Annual Report on Form 10-K.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit and Finance Committee, which is composed entirely of independent directors.

Business acquisitions

As described in Item 1. Financial Statements, Note 8 Business Acquisitions, Note 9 Investment in KCS, and Note 15 Subsequent events, the Company assumed control of KCS on the Control Date and commenced consolidation of KCS on April 14, 2023, accounting for the acquisition as a business combination achieved in stages.

In accounting for the business combination, the Company’s previously held interest in KCS is remeasured to its estimated preliminary Control Date fair value. The identifiable assets acquired, and liabilities and non-controlling interest assumed are measured at their estimated provisional fair values at the Control Date, with certain exceptions. The results from operations and cash flows will be consolidated prospectively.

The disclosure of the business combination presented in Item 1. Financial Statements, Note 15 Subsequent events is prepared on an estimated provisional basis using the best available information at this time. A preliminary purchase price allocation as of the Control Date will be finalized and disclosed in the notes to our second quarter 2023 financial statements. This preliminary purchase price allocation will be subject to adjustment during the measurement period resulting in additional assets or liabilities being recognized to reflect new information obtained about facts and circumstances that existed as of the Control Date that, if known, would affect the amounts recognized as of that date. The measurement period is not to exceed a year. Changes to the provisional amounts may impact the amount of goodwill recognized.

The Company believes the estimated provisional fair values of the assets acquired and the liabilities and non-controlling interest assumed are based on reasonable assumptions and applying known information and estimates at the date of this Management's Discussion and Analysis. Inherent uncertainty in these estimates exists due to the preliminary characteristics of the assumptions and facts used to generate these estimates. Changes to assumptions and estimates, as a result of new information that may arise about the facts and circumstances as of the Control Date, include, but are not limited to, discount rates, and growth rates and could materially change estimated provisional fair value estimates. In determining these key assumptions, management exercises judgment in applying a sufficiently narrow range of appropriate estimates and possible outcomes and selects an appropriate point in the range. In certain cases, changes in these inputs as a result of new information may have corresponding impacts on other aspects of the valuation.

The table below outlines changes in those key estimates that management believes could result from new and more precise information relating to facts and conditions at the Control Date. The table includes estimates of the related impacts to the estimated provisional fair values:

(in billions of dollars, except percentages)	Provisional Estimate at Control Date	Sensitivity Range		Value Range
Previously held equity investment in KCS	$37.2
Revenue growth rate		-1%	1%	$36.2	$38.3
Terminal EBITDA multiple		-0.5x	0.5x	$35.7	$38.8
EBITDA margin		-1%	1%	$36.6	$37.8
Discount rate		-1%	1%	$38.9	$35.6

Intangible assets including Mexican concession(1)	$10.9
Terminal growth rate		-0.5%	0.5%	$10.2	$11.8
Discount rate		-1%	1%	$12.6	$9.4

Mexican concession(1)	$8.3
Renewal probability of Mexican concession(1)		-10%	10%	$8.1	$8.5
(1) Concession rights and related assets held under the terms of a concession from the Mexican government are presented with acquired Properties.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, "project", "estimate", "forecast", “plan”, "intend", "target", “will”, “outlook”, “should” or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure without unreasonable efforts, due to unknown variables and uncertainty related to future results.

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

With respect to the KCS business combination, there can be no guarantee of the satisfaction of the conditions imposed by the STB in its March 15, 2023 final decision, successful integration of KCS or that the combined company will realize the anticipated benefits of the business combination, whether financial, strategic or otherwise, and this may be exacerbated by changes to the economic, political and global environment in which the merged company will operate.

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

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of the Company's 2022 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by the Company with securities regulators in Canada and the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Information concerning market risk sensitive instruments is set forth under item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of FX on Earnings and Foreign Exchange Risk and Impact of Share Price on Earnings and Stock-Based Compensation.

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose the Company to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at March 31, 2023, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of March 31, 2023 would result in an increase of approximately $1.5 billion to the fair value of the Company's debt as at March 31, 2023 (March 31, 2022 - approximately $1.9 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 11 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2023, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company or its subsidiaries may be subject to information requests from U.S. State or Federal environmental regulatory authorities inquiring as to the Company’s compliance or remediation practices in the U.S. In September 2020, the Company received an initial request for information from the U.S. Environmental Protection Agency ("EPA") inquiring into the Company’s compliance with the mobile source provisions of the Clean Air Act (“CAA”). The Company has been providing information in response to the EPA’s initial and follow-up requests, and the EPA has issued Notices of Violations, which preliminarily identify certain categories of alleged non-compliance with civil provisions of the CAA pertaining to locomotives and locomotive engines. As previously disclosed in the Company's 2022 Annual Report on Form 10-K, in December 2022, the U.S. Department of Justice (“DOJ”) sent a communication requesting a meeting with the Company to discuss potentially resolving any alleged noncompliance which included an initial draft consent decree from the DOJ. That initial meeting occurred in January 2023 and communications are ongoing. Neither the EPA nor the DOJ has issued a final compendium of alleged violations, demand for corrective or mitigating actions, or articulated a preliminary civil penalty assessment, and it remains too early to provide a fulsome evaluation of the likely outcome with respect to either the nature of any alleged violations or the amount of any potential civil penalty. The Company will continue to fully cooperate and engage in discussions to resolve the matter.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of the Company's 2022 Annual Report on Form 10-K, with the exception of those discussed below.

Risks Related to the Kansas City Southern Transaction

The conditions imposed by the STB’s March 15, 2023 final decision could have an adverse effect on the Company’s businesses, results of operations, financial condition, cash flows or the market value of the Company’s common stock and debt securities, or reduce the anticipated benefits of the combination. In connection with the STB's March 15, 2023 final decision, the STB imposed a number of conditions, including among others (i) commitments by the combined company to keep gateways open on commercially reasonable terms and create no new bottlenecks, (ii) numerous environmental-related conditions, (iii) extensive data reporting and retention requirements, and (iv) a seven-year oversight period for the STB to monitor adherence to these conditions. In addition, the Company inherits conditions previously imposed by the STB on KCS in connection with various prior KCS acquisitions, including in relation to KCS’s commitment to keep the Laredo gateway open on commercially reasonable terms in connection with its prior acquisition of The Texas Mexican Railway. Furthermore, the STB has noted its authority to issue supplemental orders to address issues or concern that may arise in the future. These conditions could disrupt the Company’s businesses, and uncertainty about the outcome of that review could divert management’s attention and resources, and reduce the anticipated benefits of the combination, and may have an adverse effect on the combined company. Further, the combination may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits and other litigation relating to the combination. In addition, the Company has incurred, and expects to incur additional, material non-recurring expenses in connection with the completion of the combination. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company and the market value of the Company’s common stock and debt securities.

The Company may be unable to integrate KCS successfully, and the Company may not experience the growth being sought from the combination. CPRL and KCS operated independently until the Control Date. Integrating KCS with CPKC will involve operational, technological and personnel-related challenges. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may reduce the growth opportunities sought from the combination. There can be no guarantee of the successful integration of KCS or that the combined company will realize the anticipated benefits of the business combination, whether financial, strategic or otherwise, and this may be exacerbated by changes to the economic, political and global environment in which the merged company would operate.

Risks related to Operations in Mexico

The Mexican Concession of Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") is subject to revocation or termination in certain circumstances, which would prevent CPKCM from conducting rail operations under the Concession and would have a material adverse effect on the Company’s consolidated financial statements. CPKCM operates under the Concession granted by the Mexican government until June 2047, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives CPKCM exclusive rights to provide freight transportation services over its rail lines through 2037 (the first 40 years of the 50-year Concession), subject to certain trackage and haulage rights granted to other concessionaires.

The Secretaría de Infraestructura, Comunicaciones y Transportes (also known as Secretariat of Infrastructure, Communications and Transportation) ("SICT") and Agencia Reguladora del Transporte Ferroviario (also known as Mexico's Railway Transport Regulatory Agency) ("ARTF"), which are principally responsible for regulating railroad services in Mexico, have broad powers to monitor CPKCM’s compliance with the Concession, and they can require CPKCM to supply them with any technical, administrative and financial information they request. Among other obligations, CPKCM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every three years. The SICT treats CPKCM’s business plans confidentially. The SICT and ARTF also monitor CPKCM’s compliance with efficiency and safety standards established in the Concession. The SICT and ARTF review, and may amend, these standards from time to time.

Under the Concession, CPKCM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control, and manage such public domain assets used in the operation of CPKCM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain CPKCM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service related assets to it for a term of at least one year, automatically renewable for additional one-year terms for up to five years. The amount of rent would be determined by experts appointed by CPKCM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession.

In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by CPKCM of railroad equipment within 90 days after revocation of the Concession. The Mexican government may also temporarily seize control of CPKCM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance or imminent danger to the domestic peace or economy. In such a case, the SICT may restrict CPKCM’s ability to operate under the Concession in such manner as the SICT deems necessary under the circumstances, but only for the duration of any of the foregoing events. Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Regulatory Railroad Service Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate CPKCM for its losses and may not be made timely.

The SICT may revoke the Concession if CPKCM is sanctioned for the same cause at least three times within a period of five years for any of the following: unjustly interrupting the operation of its rail lines or rendering its public services for charging rates higher than those it has registered with the ARTF; unlawfully restricting the ability of other Mexican rail operators to use its rail lines; failing to make payments for damages caused during the performance of services; failing to comply with any term or condition of the Mexican Regulatory Railroad Service Law and regulations or the Concession; failing to make the capital investments required under its three-year business plan filed with the SICT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Regulatory Railroad Service Law and regulations. In addition, the Concession would terminate automatically if CPKCM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of CPKCM without the SICT’s approval.

The SICT may also terminate the Concession as a result of CPKCM’s surrender of its rights under the Concession, or for reasons of public interest or upon CPKCM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SICT for any reason, CPKCM would receive no compensation and its interest in its rail lines, and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession could have a material adverse effect on the Company’s consolidated financial statements.

The Company’s ownership of CPKCM and operations in Mexico subject it to Mexican economic and political risks. The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on CPKCM’s operations in particular. For example, CPKCM operations could be impacted with the introduction of new legislation or policies to regulate the railway industry, the energy market, or labor and tax conditions. The Company cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or CPKCM’s operations. For example, from time to time, social unrest in Mexico has resulted in service interruptions on CPKCM’s right of ways due to blockages from teachers’ protests. The Company’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico. For example, the Company has several tax contingencies including, multiple tax periods subject to current examination, audit assessments for the CPKCM 2009 and 2010 Mexico tax returns, and a receivable for refundable VAT. Tax contingencies are further discussed within Exhibit 99.1 included in the Company's 2022 Annual Report on Form 10-K.

The social and political situation in Mexico could adversely affect the Mexican economy and CPKCM’s operations, and changes in laws, public policies and government programs could be enacted, each of which could also have a material adverse effect on the Company’s consolidated financial statements.

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Any restrictive exchange control policy could adversely affect the Company’s ability to obtain U.S. dollars or to convert Mexican pesos into dollars for purposes of making payments. This could have a material adverse effect on the Company’s consolidated financial statements.

Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rates could have material adverse effects on the Company’s consolidated financial statements. The level and timing of the Company’s Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of current or future multinational trade agreements on such trade. The Mexican operations depend on the United States and Mexican markets for the products CPKCM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Failure to preserve trade provisions conducive to trade, or any other action imposing import duties or border taxes, could negatively impact KCS customers and the volume of rail shipments, and could have a material adverse effect on the Company’s consolidated financial statements.

Downturns in the United States or Mexican economies or in trade between the United States and Mexico could have material adverse effects on the Company’s consolidated financial statements and the Company’s ability to meet debt service obligations. In addition, the Company has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reductions in trading volumes, which may be caused by factors beyond the Company’s control, including increased government regulations regarding the safety and quality of Asian-manufactured products, could have a material adverse effect on the Company’s consolidated financial statements.

Additionally, fluctuations in the peso-dollar exchange rates could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that CPKCM transports to the United States may be offset by a subsequent increase in imports of other commodities CPKCM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in United States-Mexican trade beyond the Company’s control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities CPKCM carries.

Extreme volatility in the peso-dollar exchange rate may result in disruption of the international foreign exchange markets and may limit the ability to transfer or convert Mexican pesos into U.S. dollars. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments and meeting contractual commitments. Fluctuations in the peso-dollar exchange rates also have an effect on the Company’s consolidated financial statements. A weakening of the peso against the U.S. dollar would cause reported peso-denominated revenues and expenses to decrease, and could increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and a strengthening of the peso against the U.S. dollar could cause an increase in the Company’s cash tax obligation and effective income tax rate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

In connection with the KCS transaction, the Company suspended share repurchases and did not have an active program as at March 31, 2023.

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

3.3
Articles of Amendment to Restated Certificate and Articles of Incorporation of Canadian Pacific Kansas City Limited (incorporated by reference to Exhibit 3.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2023, File No. 001-01342).

3.4*	By-law No. 1, as amended, of Canadian Pacific Kansas City Limited
3.5*	By-law No. 2 of Canadian Pacific Kansas City Limited
3.6
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
The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first three months ended March 31, 2023 and 2022; (ii) the Interim Consolidated Statements of Comprehensive Income for the first three months ended March 31, 2023 and 2022; (iii) the Interim Consolidated Balance Sheets at March 31, 2023, and December 31, 2022; (iv) the Interim Consolidated Statements of Cash Flows for the first three months ended March 31, 2023 and 2022; (v) the Interim Consolidated Statements of Changes in Shareholders’ Equity for the first three months ended March 31, 2023 and 2022; and (vi) the Notes to Interim Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this Quarterly Report on Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC KANSAS CITY LIMITED
(Registrant)
By:	/s/ NADEEM VELANI
Nadeem Velani
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2023