Form 10-Q
period 2023-06-30
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2023-07-28
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 26, 2023, there were 931,460,732 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2023	2022	2023	2022
Revenues (Note 3)
Freight	$3,101	$2,154	$5,318	$3,950
Non-freight	73	48	122	90
Total revenues	3,174	2,202	5,440	4,040
Operating expenses
Compensation and benefits (Note 8)	659	348	1,097	761
Fuel	397	370	723	643
Materials	98	63	170	125
Equipment rents	80	29	110	64
Depreciation and amortization	410	211	635	421
Purchased services and other (Note 8)	586	313	932	623
Total operating expenses	2,230	1,334	3,667	2,637

Operating income	944	868	1,773	1,403
Less:
Equity earnings of Kansas City Southern (Note 8, 9)	(26)	(208)	(230)	(406)
Other expense (Note 8)	21	7	23	6
Other components of net periodic benefit recovery (Note 14)	(83)	(101)	(169)	(202)
Net interest expense	204	160	358	320
Remeasurement loss of Kansas City Southern (Note 8)	7,175	—	7,175	—
(Loss) income before income tax expense	(6,347)	1,010	(5,384)	1,685
Less:
Current income tax expense (Note 4)	281	131	419	217
Deferred tax (recovery) expense (Note 4)	(7,953)	114	(7,928)	113
Income tax (recovery) expense (Note 4)	(7,672)	245	(7,509)	330
Net income	$1,325	$765	$2,125	$1,355
Less: Net income attributable to non-controlling interest	1	—	1	—
Net income attributable to controlling shareholders	$1,324	$765	$2,124	$1,355

Earnings per share (Note 5)
Basic earnings per share	$1.42	$0.82	$2.28	$1.46
Diluted earnings per share	$1.42	$0.82	$2.28	$1.45

Weighted-average number of shares (millions) (Note 5)
Basic	931.2	929.9	930.9	929.8
Diluted	933.8	932.6	933.6	932.7

Dividends declared per share	$0.190	$0.190	$0.380	$0.380
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2023	2022	2023	2022
Net income	$1,325	$765	$2,125	$1,355
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(611)	719	(638)	383
Change in derivatives designated as cash flow hedges	1	2	3	3
Change in pension and post-retirement defined benefit plans	(3)	38	5	77
Equity accounted investments	4	73	7	135
Other comprehensive (loss) income before income taxes	(609)	832	(623)	598
Income tax (expense) recovery on above items	(17)	2	(20)	(34)
Other comprehensive (loss) income (Note 6)	(626)	834	(643)	564
Comprehensive income	$699	$1,599	$1,482	$1,919
Comprehensive loss attributable to the non-controlling interest	(7)	—	(7)	—
Comprehensive income attributable to controlling shareholders	$706	$1,599	$1,489	$1,919
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2023	2022
Assets
Current assets
Cash and cash equivalents	$325	$451
Accounts receivable, net (Note 7)	1,656	1,016
Short-term investments (Note 12)	264	—
Materials and supplies	381	284
Other current assets	292	138
	2,918	1,889
Investment in Kansas City Southern (Note 9)	—	45,091
Investments	532	223
Properties	51,183	22,385
Goodwill (Note 10)	17,674	344
Intangible assets (Note 11)	3,019	42
Pension asset	3,261	3,101
Other assets	585	420
Total assets	$79,172	$73,495
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,430	$1,703
Long-term debt maturing within one year (Note 12, 13)	1,909	1,510
	4,339	3,213
Pension and other benefit liabilities	562	538
Other long-term liabilities	834	520
Long-term debt (Note 12, 13)	21,353	18,141
Deferred income taxes	11,080	12,197
Total liabilities	38,168	34,609
Shareholders’ equity
Share capital	25,563	25,516
Additional paid-in capital	88	78
Accumulated other comprehensive (loss) income (Note 6)	(544)	91
Retained earnings	14,972	13,201
	40,079	38,886
Non-controlling interest (Note 8)	925	—
Total equity	41,004	38,886
Total liabilities and equity	$79,172	$73,495
Certain of the comparative figures have been reclassified in order to be consistent with the 2023 presentation (Note 8).
See Contingencies (Note 16).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2023	2022	2023	2022
Operating activities
Net income	$1,325	$765	$2,125	$1,355
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	410	211	635	421
Deferred income tax (recovery) expense (Note 4)	(7,953)	114	(7,928)	113
Pension recovery and funding (Note 14)	(78)	(72)	(155)	(144)
Equity earnings of Kansas City Southern (Note 8, 9)	(26)	(208)	(230)	(406)
Remeasurement loss of Kansas City Southern (Note 8)	7,175	—	7,175	—
Dividend from Kansas City Southern (Note 9)	—	—	300	334
Other operating activities, net	28	(16)	(19)	(99)
Change in non-cash working capital balances related to operations	11	(87)	(129)	(254)
Cash provided by operating activities	892	707	1,774	1,320
Investing activities
Additions to properties	(628)	(370)	(1,034)	(596)
Additions to Meridian Speedway properties	(8)	—	(8)	—
Proceeds from sale of properties and other assets	12	11	16	26
Cash acquired on control of Kansas City Southern (Note 8)	298	—	298	—
Investment in government securities (Note 12)	(267)	—	(267)	—
Other	(24)	(3)	(24)	2
Cash used in investing activities	(617)	(362)	(1,019)	(568)
Financing activities
Dividends paid	(176)	(176)	(353)	(353)
Issuance of Common Shares	19	1	37	9
Repayment of long-term debt, excluding commercial paper (Note 12)	(610)	(10)	(1,096)	(552)
Repayment of term loan	—	(132)	—	(132)
Net issuance of commercial paper (Note 12)	550	20	550	340
Acquisition-related financing fees (Note 12)	(15)	—	(15)	—
Other	(1)	—	(1)	—
Cash used in financing activities	(233)	(297)	(878)	(688)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	(7)	8	(3)	8
Cash position
Increase (decrease) in cash, cash equivalents, and restricted cash	35	56	(126)	72
Cash, cash equivalents, and restricted cash at beginning of period	290	98	451	82
Cash and cash equivalents at end of period	$325	$154	$325	$154

Supplemental disclosures of cash flow information:
Income taxes paid	$259	$93	$443	$252
Interest paid	$271	$169	$418	$319
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended June 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at April 1, 2023	930.9	$25,538	$84	$74	$13,824	$39,520	$—	$39,520
Net income	—	—	—	—	1,324	1,324	1	1,325
Other comprehensive loss (Note 6)	—	—	—	(618)	—	(618)	(8)	(626)
Dividends declared ($0.190 per share)	—	—	—	—	(176)	(176)	—	(176)
Effect of stock-based compensation expense	—	—	9	—	—	9	—	9
Shares issued under stock option plan	0.5	25	(5)	—	—	20	—	20
Non-controlling interest in connection with business acquisition	—	—	—	—	—	—	932	932
Balance as at June 30, 2023	931.4	$25,563	$88	$(544)	$14,972	$40,079	$925	$41,004
Balance as at April 1, 2022	929.9	$25,486	$68	$(2,373)	$10,804	$33,985	$—	$33,985
Net income	—	—	—	—	765	765	—	765
Other comprehensive income (Note 6)	—	—	—	834	—	834	—	834
Dividends declared ($0.190 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	5	—	—	5	—	5
Shares issued under stock option plan	0.1	2	—	—	—	2	—	2
Balance as at June 30, 2022	930.0	$25,488	$73	$(1,539)	$11,392	$35,414	$—	$35,414

	For the six months ended June 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance at January 1, 2023	930.5	$25,516	$78	$91	$13,201	$38,886	$—	$38,886
Net income	—	—	—	—	2,124	2,124	1	2,125
Other comprehensive loss (Note 6)	—	—	—	(635)	—	(635)	(8)	(643)
Dividends declared ($0.380 per share)	—	—	—	—	(353)	(353)	—	(353)
Effect of stock-based compensation expense	—	—	19	—	—	19	—	19
Shares issued under stock option plan	0.9	47	(9)	—	—	38	—	38
Non-controlling interest in connection with business acquisition	—	—	—	—	—	—	932	932
Balance as at June 30, 2023	931.4	$25,563	$88	$(544)	$14,972	$40,079	$925	$41,004
Balance at January 1, 2022	929.7	$25,475	$66	$(2,103)	$10,391	$33,829	$—	$33,829
Net income	—	—	—	—	1,355	1,355	—	1,355
Other comprehensive income (Note 6)	—	—	—	564	—	564	—	564
Dividends declared ($0.380 per share)	—	—	—	—	(354)	(354)	—	(354)
Effect of stock-based compensation expense	—	—	12	—	—	12	—	12
Shares issued for Kansas City Southern acquisition	—	—	(2)	—	—	(2)	—	(2)
Shares issued under stock option plan	0.3	13	(3)	—	—	10	—	10
Balance as at June 30, 2022	930.0	$25,488	$73	$(1,539)	$11,392	$35,414	$—	$35,414
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

These unaudited Interim Consolidated Financial Statements ("Interim Consolidated Financial Statements") of CPKC and its subsidiaries (collectively, “CPKC”, or “the Company”), expressed in Canadian dollars, reflect management’s estimates and assumptions that are necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“GAAP”). They do not include all disclosures required under GAAP for annual financial statements and should be read in conjunction with the 2022 annual Consolidated Financial Statements and notes included in CPRL's 2022 Annual Report on Form 10-K. The accounting policies used are consistent with the accounting policies used in preparing CPRL’s 2022 annual Consolidated Financial Statements except as discussed in Note 2.

In these Interim Consolidated Financial Statements, unless the context indicates otherwise, references to "CPKC", “the Company”, “we”, “our”, or “us” are to Canadian Pacific Kansas City Limited and its subsidiaries, which includes KCS as a consolidated subsidiary on and from April 14, 2023. Prior to April 14, 2023, KCS was held as an equity investment accounted for by the equity method of accounting.

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

2    Accounting changes

Implemented in 2023

On January 1, 2023, the Company adopted the new Accounting Standards Update (“ASU”) 2021-08, issued by the Financial Accounting Standards Board (“FASB”), and all related amendments under FASB Accounting Standards Codification (“ASC”), Topic 805, Business Combinations, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in anticipation of obtaining effective control of KCS. The amendment introduces the requirement for an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the requirements of FASB ASC Topic 606, Revenue from Contracts with Customers, rather than at fair value. The Company assumed control of KCS (through an indirect wholly owned subsidiary) on April 14, 2023. This update was applied prospectively to contract assets and liabilities within the scope of this amendment, which includes contract assets and liabilities of KCS that are recorded in the purchase price allocation. The adoption of the amendment did not result in a material impact to the Company's financial statements. See Note 8 for further discussion on the business acquisition of KCS.

All other accounting pronouncements that became effective during the period covered by the Interim Consolidated Financial Statements did not have a material impact on the Company’s Consolidated Financial statements and related disclosures.

Future changes

All accounting pronouncements recently issued, but not effective until after June 30, 2023, have been assessed and are not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2023	2022	2023	2022
Freight
Grain	$537	$370	$1,052	$730
Coal	219	163	374	302
Potash	144	171	276	275
Fertilizers and sulphur	89	85	185	163
Forest products	187	104	290	190
Energy, chemicals and plastics	575	340	941	650
Metals, minerals and consumer products	440	228	673	409
Automotive	257	120	382	211
Intermodal	653	573	1,145	1,020
Total freight revenues	3,101	2,154	5,318	3,950
Non-freight excluding leasing revenues	39	27	66	49
Revenues from contracts with customers	3,140	2,181	5,384	3,999
Leasing revenues	34	21	56	41
Total revenues	$3,174	$2,202	$5,440	$4,040

4    Income taxes

The effective tax rates including discrete items for the three and six months ended June 30, 2023 were 120.88% and 139.47%, respectively, compared to 24.21% and 19.59%, respectively for the same periods of 2022.

For the three months ended June 30, 2023, the effective tax rate was 25.18%, excluding the discrete items of the derecognition of the deferred tax liability on the outside basis difference of the investment in KCS of $7,832 million upon acquiring control (refer to Note 8), remeasurement loss of KCS of $7,175 million (refer to Note 8), acquisition-related costs incurred by CPKC of $119 million, amortization of business acquisition fair value adjustments of $75 million, revaluation of deferred income tax balances on unitary state apportionment changes of $51 million, and the equity earnings of KCS of $26 million.

For the three months ended June 30, 2022, the effective tax rate was 24.25%, excluding the discrete items of equity earnings of KCS of $208 million, acquisition-related costs incurred by CPKC of $19 million, and outside basis deferred tax expense of $49 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment.

For the six months ended June 30, 2023, the effective tax rate was 24.88%, excluding the discrete items of the reversal of the deferred tax liability on the outside basis difference of the investment in KCS of $7,832 million upon acquiring control (refer to Note 8), remeasurement loss of KCS of $7,175 million (refer to Note 8), the equity earnings of KCS of $230 million, acquisition-related costs incurred by CPKC of $134 million, amortization of business acquisition fair value adjustments of $75 million, revaluation of deferred income tax balances on unitary state apportionment changes of $51 million, and an outside basis deferred tax recovery of $23 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment.

For the six months ended June 30, 2022, the effective tax rate was 24.25%, excluding the discrete items of equity earnings of KCS of $406 million, acquisition-related costs incurred by CPKC of $39 million, and outside basis deferred tax expense of $17 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment.

Mexican Value Added Tax

Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") is not required to charge its customers value added tax (“VAT”) on international import or export transportation services, which prior to 2022 resulted in CPKCM paying more VAT on its expenses than it collected from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, Mexican companies could offset their monthly refundable VAT balance with other tax obligations. In January 2019, Mexican tax reform eliminated the ability to offset other tax obligations with refundable VAT. From 2019 through 2021, CPKCM generated a refundable VAT balance and filed refund claims with the Servicio de Administración Tributaria ("SAT”) (Mexican tax authority), which have not been refunded.

In November 2021, changes to the VAT law were announced and became effective beginning January 1, 2022. These changes reduced the recoverability of VAT paid by CPKCM on its expenditures that support international import transportation service revenues that are not subject to a VAT charge. VAT that is unrecoverable from the Mexican government results in incremental VAT expense for CPKCM. Beginning in 2022, CPKCM changed certain service offerings to either require VAT to be charged to customers on revenue, or impose a rate increase to offset the incremental VAT expense. These measures implemented by CPKCM increased the VAT collected from customers and payable to the Mexican government.

As of June 30, 2023 and April 14, 2023, the CPKCM refundable VAT balance was $64 million and $80 million, respectively, which was classified within "Accounts receivable, net". CPKCM has prior favourable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable. CPKCM will recover the refundable VAT balance as VAT billed to customers exceeds creditable VAT charged by vendors.

5    Earnings per share

	For the three months ended June 30		For the six months ended June 30
(in millions)	2023	2022	2023	2022
Net income attributable to controlling shareholders	$1,324	$765	$2,124	$1,355
Weighted-average basic shares outstanding	931.2	929.9	930.9	929.8
Dilutive effect of stock options	2.6	2.7	2.7	2.9
Weighted-average diluted shares outstanding	933.8	932.6	933.6	932.7
Earnings per share - basic	$1.42	$0.82	$2.28	$1.46
Earnings per share - diluted	$1.42	$0.82	$2.28	$1.45

For the three and six months ended June 30, 2023, there were 0.5 million and 0.2 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2022 - 0.8 million and 0.4 million, respectively).

6    Changes in Accumulated other comprehensive (loss) income ("AOCL") by component

	For the three months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)(2)	Derivatives(1)(2)	Pension and post- retirement defined benefit plans(1)(2)	Equity accounted investments(1)(2)	Total(1)(2)
Opening balance, April 1, 2023	$1,478	$1	$(1,404)	$(1)	$74
Other comprehensive (loss) income before reclassifications	(621)	—	(9)	3	(627)
Amounts reclassified from accumulated other comprehensive income	—	1	7	1	9
Net other comprehensive (loss) income	(621)	1	(2)	4	(618)
Closing balance, June 30, 2023	$857	$2	$(1,406)	$3	$(544)
Opening balance, April 1, 2022	$(531)	$(3)	$(1,884)	$45	$(2,373)
Other comprehensive income before reclassifications	748	—	—	57	805
Amounts reclassified from accumulated other comprehensive loss	—	1	28	—	29
Net other comprehensive income	748	1	28	57	834
Closing balance, June 30, 2022	$217	$(2)	$(1,856)	$102	$(1,539)
(1)Amounts are presented net of tax.
(2)Amounts presented are those attributable to common shareholders.

	For the six months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)(2)	Derivatives(1)(2)	Pension and post- retirement defined benefit plans(1)(2)	Equity accounted investments(1)(2)	Total(1)(2)
Opening balance, January 1, 2023	$1,505	$—	$(1,410)	$(4)	$91
Other comprehensive (loss) income before reclassifications	(648)	—	(9)	6	(651)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	13	1	16
Net other comprehensive (loss) income	(648)	2	4	7	(635)
Closing balance, June 30, 2023	$857	$2	$(1,406)	$3	$(544)
Opening balance, January 1, 2022	$(182)	$(4)	$(1,915)	$(2)	$(2,103)
Other comprehensive income before reclassifications	399	—	—	103	502
Amounts reclassified from accumulated other comprehensive loss	—	2	59	1	62
Net other comprehensive income	399	2	59	104	564
Closing balance, June 30, 2022	$217	$(2)	$(1,856)	$102	$(1,539)
(1)Amounts are presented net of tax.
(2)Amounts presented are those attributable to common shareholders.

7    Accounts receivable, net

(in millions of Canadian dollars)	As at June 30, 2023	As at December 31, 2022
Total accounts receivable	$1,726	$1,057
Allowance for credit losses	(70)	(41)
Total accounts receivable, net	$1,656	$1,016

8    Business acquisition

Management is required to make estimates and assumptions of the fair value of assets acquired and liabilities and non-controlling interest assumed in the business combination at the acquisition date. These estimates and assumptions are inherently uncertain and subject to refinement. Therefore, during the measurement period, which may be up to one year from the date of acquisition, the Company will adjust the fair values of the assets and liabilities based on new information about facts and circumstances that existed at the Control Date that, if known, would affect the amounts recognized as of that date. Changes in the provisional amounts may impact goodwill. After the earlier of the end of the measurement period or when the final fair value of the assets and liabilities assumed have been determined, any subsequent adjustments are recorded in the Interim Consolidated Statements of Income.

The Company identifies pre-acquisition contingencies as of the date of acquisition and will continue to assess these contingencies on a quarterly basis throughout the measurement period to determine whether these contingencies should be included in the fair value of assets and liabilities assumed. After the earlier of the end of the measurement period or when the final fair value of the assets and liabilities assumed have been determined, any subsequent changes to the pre-acquisition contingencies that impact the fair value of the assets and liabilities assumed are recorded in the Interim Consolidated Statements of Income.

In the event that the Company acquires a business in which it previously held an equity interest, the Company remeasures the fair value of the investment at the acquisition date, with any difference in the valuation recorded as a net remeasurement gain or loss in the Interim Consolidated Statements of Income. Any pre-existing relationship between the Company and the acquiree is effectively settled with a corresponding gain or loss recorded in the Interim Consolidated Statements of Income, separately, from the business acquisition.

Kansas City Southern

On December 14, 2021, the Company purchased 100% of the issued and outstanding shares of KCS and placed the shares of KCS in a voting trust. Prior to control, KCS was a U.S. Class I railway with approximately 7,000 route miles extending from the Midwest and southeast portions of the United States south to Mexico and connected with all Class I railways. KCS is connected with the Company's network in Kansas City.

On March 15, 2023, the U.S. Surface Transportation Board (the “STB”) issued a final decision approving the Company and KCS’s joint merger application, subject to certain conditions. The Company assumed control of KCS on April 14, 2023 ("Control Date"). Between December 14, 2021 and April 13, 2023 the Company recorded its investment in KCS using the equity method of accounting, see Note 9 Investment in KCS for further discussion. On assuming control, the merger created the only single-line railroad linking the United States, Mexico, and Canada and will enable significant growth for the Company's rail customers.

Accordingly, the Company commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages. The results from operations and cash flows have been consolidated prospectively from the Control Date. The Company derecognized its previously held equity method investment in KCS of $44,402 million as of April 13, 2023 and remeasured the investment at its Control Date fair value of $37,227 million, which formed part of the purchase consideration, resulting in a net remeasurement loss of $7,175 million. In addition, a deferred tax recovery of $7,832 million was recognized upon the derecognition of the deferred tax liability computed on the outside basis that the Company had recognized in relation to its investment in KCS while accounted for using the equity method. The fair value of the previously held equity interest in KCS was determined through use of a discounted cash flow approach, which incorporated the Company’s best estimates of long term growth rates, tax rates, discount rates, and terminal multiples.

The identifiable assets acquired, and liabilities and non-controlling interest assumed are measured at their provisional fair values at the Control Date, with certain exceptions. The provisional fair values of the tangible assets were determined using valuation techniques including, but not limited to, the market approach and the cost approach. The significant assumptions used to determine the provisional fair value of the tangible assets included, but were not limited to, a selection of comparable assets and inflation. Presented with the acquired Properties are concession rights and related assets held under the terms of a concession from the Mexican government. The concession expires in June 2047 and is renewable under certain conditions for additional periods, each of up to 50 years.

The provisional fair values of the intangible assets were determined using valuation techniques including, but not limited to, the multi-period excess earnings method, the replacement cost method, the relief from royalty method and the income approach. The significant assumptions used to determine the provisional fair values of the intangible assets included, but were not limited to, the renewal probability and term of the Mexican concession extension, discount rates, earnings before interest, tax, depreciation, and amortization ("EBITDA") margins and terminal growth rates.

During the measurement period, the Company will finalize its allocation of the Control Date fair value of KCS to the acquired assets and assumed liabilities and non-controlling interest to reflect additional information, which may become available as to facts and circumstances as of the Control Date. Measurement uncertainty existed at the Control date with respect to, but not limited to, property plant and equipment, materials and supplies, environmental, legal, personal injury and other contingent liabilities, deferred income taxes, uncertain tax positions and other tax assets or liabilities, pensions and other benefits and other assets and liabilities. During the measurement period, this uncertainty may be resolved due to new information being obtained about facts and circumstances that existed as of the Control Date that, if known, would have affected the amounts recognized for assets and liabilities as of the Control Date.

The following table summarizes the preliminary purchase price allocation with the amounts recognized in respect of the identifiable assets acquired and liabilities and non-controlling interest assumed on the Control Date, as well as the fair value at the Control Date of the previously held equity interest in KCS:

(in millions of Canadian dollars)
Net assets acquired:
Cash and cash equivalents	$298
Net working capital	51
Properties	28,748
Intangible assets	3,022
Other long-term assets	496
Long-term debt	(4,545)
Deferred income taxes	(6,984)
Other long-term liabilities	(406)
Total identifiable net assets	$20,680
Goodwill	17,491
$38,171
Consideration:
Fair value of previously held equity method investment	$37,227
Intercompany net balances acquired	12
Fair value of non-controlling interest	932
Total	$38,171

Acquired cash and cash equivalents of $298 million are presented as an investing activity on the Company's Interim Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023.

The fair value of net working capital acquired included trade receivables of $644 million and gross intercompany receivables with CPKC of $24 million and did not include acquired debt securities with credit deterioration. The gross amount of trade receivables due under contracts was $664 million, of which $20 million is expected to be uncollectible.

Intangible assets of $3,022 million consist of contracts and customer relationships with amortization periods of nine to 22 years as well as U.S. trackage rights and the KCS brand with indefinite estimated useful lives. Included in the acquired Properties are concession rights and related assets held under the terms of a concession from the Mexican government, which have provisional fair values totalling $9,176 million. The concession rights and related assets are amortized over the shorter of the underlying asset lives and the estimated concession term, including one renewal period, of 74 years.

Other long-term liabilities included environmental liabilities of $132 million and legal and personal injury claims of $41 million, which are contingent on the outcome of uncertain future events. The values are measured at amortized cost and evaluated for changes in facts at the end of the reporting period. Gain contingencies not recorded at acquisition date related to income taxes are discussed in Note 4.

The excess of the total consideration, over the amounts allocated to acquired assets and assumed liabilities and the non-controlling interest recognized, was recognized as goodwill of $17,491 million. All of the goodwill has been assigned to the rail transportation segment. None of the goodwill is expected to be deductible for income tax purposes.

The Interim Consolidated Statements of Income for the three and six months ended June 30, 2023 included revenue of $998 million from KCS and net income attributable to controlling shareholders of $138 million from KCS from April 14, 2023 to June 30, 2023. On a pro forma basis, if the Company had consolidated KCS starting January 1, 2022, the revenue and earnings of the combined entity would be as follows for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(in millions of Canadian dollars)	KCS Historical(1)	Pro Forma CPKC	KCS Historical(1)	Pro Forma CPKC
Revenue	$164	$3,338	$1,079	$3,285
Net income attributable to controlling shareholders	34	615	248	794
(1) KCS's results were translated into Canadian dollars at the Bank of Canada daily exchange rate for the period from April 1 to April 13, 2023 and three months ended June 30, 2022 with effective exchange rates of $1.35 and $1.28, respectively.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in millions of Canadian dollars)	KCS Historical(1)	Pro Forma CPKC	KCS Historical(1)	Pro Forma CPKC
Revenue	$1,351	$6,794	$2,065	$6,112
Net income attributable to controlling shareholders	280	1,371	485	2,018
(1) KCS's results were translated into Canadian dollars at the Bank of Canada daily exchange rate for the period from January 1 to April 13, 2023 and six months ended June 30, 2022 with effective exchange rates of $1.35 and $1.27, respectively.

The supplemental pro forma Net income attributable to controlling shareholders for the combined entity were adjusted for:
•the removal of the remeasurement loss of $7,175 million upon the derecognition of CPRL's previously held equity method investment in KCS from the three and six months ended June 30, 2023, which included the reclassification of associated accumulated other comprehensive income to retained earnings; and recognition of this remeasurement loss in the three months ended March 31, 2022;
•depreciation and amortization of differences between the historic carrying value and the preliminary fair value of tangible and intangible assets and investments prior to the Control Date;
•amortization of differences between the carrying amount and the fair value of debt through net interest expense prior to the Control Date;
•the elimination of intercompany transactions prior to the Control Date between the Company and KCS;
•miscellaneous amounts have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions;
•the removal of equity earnings from KCS, previously held as an equity method investment prior to the Control Date, of $26 million, $208 million, $230 million, and $406 million for the three months ended June 30, 2023 and June 30, 2022 and six months ended June 30, 2023 and June 30, 2022, respectively;
•estimated transaction costs expected to be incurred by the Company; and
•income tax adjustments including:
◦the derecognition of a deferred tax recovery of $7,832 million for the three and six months ended June 30, 2023 related to the elimination of the deferred tax liability on the outside basis difference of the investment in KCS; and recognition of this deferred tax recovery in the three months ended March 31, 2022;
◦the derecognition of a deferred tax recovery for the three months ended June 30, 2023 on CPKC unitary state apportionment changes; and recognition of these CPKC unitary state apportionment changes in the three months ended March 31, 2022;
◦a deferred tax recovery prior to the Control Date on amortization of fair value adjustments to investments, properties, intangible assets and debt; and
◦a current tax recovery on transaction costs expected to be incurred by CPKC.

During the three and six months ended June 30, 2023, the Company incurred $119 million and $134 million, in acquisition-related costs, respectively, of which $63 million and $63 million were recorded in "Compensation and benefits", $53 million and $65 million were recorded within "Purchased services and other", and $3 million and $6 million, were recorded within "Other expense (income)". Acquisition-related costs of $1 million and $11 million incurred by KCS during the three and six months ended June 30, 2023 were included within "Equity earnings of Kansas City Southern".

During the three and six months ended June 30, 2022, the Company incurred $19 million and $39 million, in acquisition-related costs, respectively, recorded within "Purchased services and other". Acquisition-related costs of $14 million and $27 million incurred by KCS during the three and six months ended June 30, 2022 were included within "Equity earnings of Kansas City Southern".

9    Investment in KCS

On April 14, 2023 the Company assumed control of KCS and subsequently derecognized its previously held equity method investment in KCS of $44,402 million as of April 13, 2023 (December 31, 2022 - $45,091 million).

For the period April 1 to 13, 2023 and the period January 1 to April 13, 2023, the Company recognized $26 million and $230 million of equity earnings of KCS, respectively (three and six months ended June 30, 2022 - $208 million and $406 million, respectively), and received dividends from KCS for the period April 1 to 13, 2023 and the period January 1 to April 13, 2023 of nil and $300 million respectively (three and six months ended June 30, 2022 - nil and $334 million respectively). The foreign currency translation of the investment in KCS for the period April 1 to 13, 2023 and January 1 to April 13, 2023, totaled losses of $41 million and $578 million, respectively (three and six months ended June 30, 2022 - gains of $608 million and $694 million, respectively). Included within the equity earnings of KCS recognized for the period April 1 to 13, 2023 and the period January 1 to April 13, 2023 was amortization (net of tax) of basis differences of $6 million and $48 million, respectively (three and six months ended June 30, 2022 - $39 million and $79 million, respectively). These basis differences relate to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and are amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments.

The following table presents summarized financial information for KCS, on its historical cost basis:

Statement of Income

(in millions of Canadian dollars)(1)	For the period April 1 to April 13, 2023	For the three months ended June 30, 2022	For the period January 1 to April 13, 2023	For the six months ended June 30, 2022
Total revenues	$164	$1,079	$1,351	$2,065
Total operating expenses	109	680	888	1,297
Operating income	55	399	463	768
Less: Other(2)	9	59	83	98
Income before income taxes	46	340	380	670
Net income	$34	$248	$280	$485
(1) Amounts translated at the average FX rate for the period April 1 to April 13, 2023 and three months ended June 30, 2022 of $1.00 USD = $1.35 CAD and $1.00 USD = $1.28 CAD respectively. Also, for the period January 1 to April 13, 2023 and six months ended June 30, 2022 of $1.00 USD= $1.35 CAD and $1.00 USD = $1.27 CAD respectively.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

10    Goodwill

(in millions of Canadian dollars)	Net carrying amount
Balance as at December 31, 2022	$344
Additions (Note 8)	17,491
Foreign exchange impact	(161)
Balance as at June 30, 2023	$17,674

Goodwill acquired in the period is the excess of the purchase price over the estimated fair value of net assets acquired in the business acquisition of KCS. The goodwill represents future growth opportunities, synergies and an assembled workforce.

11    Intangible assets

(in millions of Canadian dollars)	Cost	Accumulated amortization	Net carrying amount
Balance as at December 31, 2022	$66	$(24)	$42
Additions (Note 8)	3,022	—	3,022
Amortization	—	(18)	(18)
Foreign exchange impact	(27)	—	(27)
Balance as at June 30, 2023	$3,061	$(42)	$3,019

12    Debt

During the six months ended June 30, 2023, the Company repaid U.S. $350 million ($479 million) 4.450% 12.5-year Notes at maturity, and U.S. $439 million ($592 million) of 3.00% 10-year Senior Notes at maturity by release of funds from the trustee as discussed below in “Satisfaction and Discharge of KCS 2023 Notes”.

Credit facility

Effective May 11, 2023, the Company entered into a second amended and restated credit agreement to extend the maturity dates and increase the total amount available under the facility. The amended revolving credit facility increased the aggregate commitments under the second amended and restated credit agreement from U.S. $1.3 billion to U.S. $2.2 billion, and extended the maturity dates of the five year facility and two year facility from September 27, 2026 to May 11, 2028, and September 27, 2023 to May 11, 2025, respectively. As at June 30, 2023, the revolving credit facility was undrawn (December 31, 2022 - undrawn). The Company also terminated the legacy KCS credit facility effective May 11, 2023.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $2.2 billion revolving credit facility. As at June 30, 2023 the Company had total commercial paper borrowings outstanding of U.S. $405 million ($536 million) included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2022 - $nil). The weighted-average interest rate on these borrowings as at June 30, 2023 was 5.41%. The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis. The Company also terminated the legacy KCS commercial paper program effective May 19, 2023.

On July 12, 2023, the Company increased the maximum aggregate principal amount of commercial paper available to be issued to U.S $1.5 billion.

KCS Debt Exchange

On March 20, 2023, the Company announced the commencement of offers to exchange any and all validly tendered (and not validly withdrawn notes) and accepted notes of seven series, each previously issued by KCS (the "Old Notes") for notes issued by Canadian Pacific Railway Company ("CPRC") (the "CPRC Notes"), a wholly owned subsidiary of CPKC, and unconditionally guaranteed on an unsecured basis by CPKC. Each series of CPRC Notes has the same interest rates, interest payment dates, maturity dates, and substantively the same optional redemption provisions as the corresponding series of Old Notes.

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

The debt exchange was accounted for as a modification of debt as the financial terms of the CPRC Notes do not differ from the Old Notes of KCS and there is no substantial difference between the present value of cash flows under each respective set of notes. During the three and six months ended June 30, 2023, the Company incurred $9 million and $12 million, respectively of costs associated with the debt exchange, recorded within "Other expense". These charges, along with amounts paid to noteholders, totalling $15 million have been classified as "Acquisition-related financing fees" within the Company's Interim Consolidated Statements of Cash Flows.

Satisfaction and Discharge of KCS 2023 Notes

On April 24, 2023, KCS irrevocably deposited U.S. $647 million of non-callable government securities ("Treasury notes") with the trustee of two series of notes that mature in 2023 and were not included within the KCS debt exchange (the "KCS 2023 Notes") to satisfy and discharge KCS's obligations under the KCS 2023 Notes. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the KCS 2023 Notes have been terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. The Company utilized existing cash resources and issuances of commercial paper to fund the satisfaction and discharge. On May 15, 2023 the U.S. $439 million 3.00% Senior Notes were repaid by release of funds from the trustee. The remaining KCS 2023 Notes as well as the short-term investment in Treasury notes will be reported on the Company’s Interim Consolidated Balance Sheets until their maturity date. The balance of principal and interest outstanding as of June 30, 2023 on the 3.85% Senior Notes maturing November 2023 was U.S. $200 million. In the Company's Interim Consolidated Statements of Cash Flows, the government securities of U.S. $447 million ($600 million) purchased towards the settlement of the May maturity were treated as a cash equivalent, with settlement ultimately presented within financing activities as a repayment of long-term debt; the purchase of government securities of U.S. $198 million ($267 million) towards the settlement of the November maturity was presented within investing activities. This transaction, along with the debt exchange mentioned above, relieved KCS from continuous disclosure obligations.

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

The carrying value of the Company’s long-term debt and finance lease liabilities does not approximate their fair value. Their estimated fair values have been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt and finance lease liabilities, including current maturities, with a carrying value of $22,726 million as at June 30, 2023 (December 31, 2022 - $19,651 million), had a fair value of $21,169 million (December 31, 2022 - $17,720 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge for the three and six months ended June 30, 2023 was an unrealized FX loss of $163 million and $162 million, respectively (three and six months ended June 30, 2022 - unrealized FX loss of $216 million and $118 million, respectively) recognized in “Other comprehensive (loss) income”.

Foreign currency derivative instruments
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican peso. The Company also has net monetary assets denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other expense". The Company has hedged its net exposure to Mexican peso/U.S dollar fluctuations in earnings with foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.

As at June 30, 2023, the Company had outstanding foreign currency forward contracts to purchase a notional value of U.S. $215 million. These outstanding contracts are at a weighted-average exchange rate of Ps.20.61 per U.S. $1.00, with exchange rates ranging from Ps.19.55 to Ps.20.72. The weighted average term of contracts is 345 days. The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in "Other expense". The cash flows associated with these instruments are classified as "Operating activities" within the Interim Consolidated Statements of Cash Flows.

Following the acquisition of control of KCS on April 14, 2023, the Company recorded a loss of $24 million related to foreign exchange currency forwards. As at June 30, 2023, the fair value of outstanding foreign exchange contracts included in "Accounts payable and accrued liabilities" was $46 million.

Offsetting
The Company’s foreign currency forward contracts are executed with counterparties in the U.S. and are governed by International Swaps and Derivatives Association agreements that include standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the Interim Consolidated Balance Sheets prior to settlement.

14    Pension and other benefits

In the three and six months ended June 30, 2023, the Company made contributions to its defined benefit pension plans of $5 million and $9 million, respectively (three and six months ended June 30, 2022 - $4 million and $7 million, respectively).

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2023	2022	2023	2022
Current service cost (benefits earned by employees)	$17	$37	$3	$3
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	122	96	6	4
Expected return on plan assets	(221)	(239)	—	—
Recognized net actuarial loss	8	38	—	—
Amortization of prior service costs	1	—	1	—
Total other components of net periodic benefit (recovery) cost	(90)	(105)	7	4
Net periodic benefit (recovery) cost	$(73)	$(68)	$10	$7

	For the six months ended June 30
	Pensions		Other benefits
(in millions of Canadian dollars)	2023	2022	2023	2022
Current service cost (benefits earned by employees)	$35	$74	$5	$5
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	243	192	11	8
Expected return on plan assets	(441)	(479)	—	—
Recognized net actuarial loss	16	76	—	1
Amortization of prior service costs	1	—	1	—
Total other components of net periodic benefit (recovery) cost	(181)	(211)	12	9
Net periodic benefit (recovery) cost	$(146)	$(137)	$17	$14

15    Stock-based compensation

As at June 30, 2023, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2023 of $39 million and $71 million, respectively (three and six months ended June 30, 2022 - expense of $2 million and $46 million, respectively).

Stock option plans

In the six months ended June 30, 2023, under the Company’s stock option plans, the Company issued 856,332 options at the weighted-average price of $105.82 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $26 million. The weighted-average fair value assumptions were approximately:

For the six months ended June 30, 2023
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	3.35%
Expected share price volatility(3)	28.44%
Expected annual dividends per share(4)	$0.760
Expected forfeiture rate(5)	3.18%
Weighted-average grant date fair value per option granted during the period	$29.79
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

Performance share unit plans

During the six months ended June 30, 2023, the Company issued 891,411 Performance Share Units ("PSUs") with a grant date fair value of approximately $96 million and 26,333 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the value of expected future matching units, of approximately $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three to four years after the grant date, contingent upon the Company’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with the Company.

The performance period for 544,175 PSUs and all PDSUs issued in the six months ended June 30, 2023 is January 1, 2023 to December 31, 2025 and the performance factors are Free Cash Flow ("FCF"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index. The performance period for the remaining 347,236 PSUs is April 28, 2023 to December 1, 2026 and the performance factors are annualized earnings before interest, tax, depreciation, and amortization ("EBITDA"), and TSR compared to Class I Railways.

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

16    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2023 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to a recent expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. Summary judgment motion was argued and taken under advisement on June 9, 2022, and decision is pending. On May 23, 2023, the case management judge stayed the proceedings pending the outcome of the appeal in the Canadian consolidated claims.

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

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgment motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgment and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgment motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgement reduction provisions do not require trial, and have been fully briefed. Decision is pending.

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

2014 Tax Assessment

On April 13, 2022, the SAT issued an assessment to CPKCM, a wholly-owned subsidiary of the Company, for Ps.5,525 million ($428 million) for the fiscal year 2014, which included inflation, interest, and penalties. On July 7, 2022, CPKCM filed with the SAT an administrative challenge (recurso de revocación) against the assessment. On September 26, 2022, the SAT withdrew the administrative challenge. On November 10, 2022, CPKCM filed an administrative lawsuit against the withdrawal of the administrative challenge. As part of the lawsuit, CPKCM asked the Court for an injunction to avoid the collection by the SAT of the 2014 assessment. On December 7, 2022, the Administrative Court admitted the annulment lawsuit filed by CPKCM. On February 10, 2023, the SAT filed its response to the lawsuit. On March 15, 2023, the lawsuit was opened to the evidentiary stage. A resolution from the Administrative Court is expected in the fourth quarter of 2023. The decision from the Administrative Court may be appealed by CPKCM or the SAT.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three and six months ended June 30, 2023 was $3 million and $4 million, respectively (three and six months ended June 30, 2022 - $2 million and $4 million, respectively). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”. The total amount provided as at June 30, 2023 was $228 million (December 31, 2022 - $83 million) including liabilities recognized with the acquisition of KCS. Payments are expected to be made over 10 years through 2032.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes for the three and six months ended June 30, 2023 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2022 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

The Company has included the Chief Executive Officer's (“CEO”) and Chief Financial Officer's certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits to this report.

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

CPKC owns and operates the only freight railway spanning Canada, the U.S. and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, directly serving principal business centres in Canada, the U.S. and Mexico.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "CPKC", "the Company", 'we", "our", or "us" are to Canadian Pacific Kansas City Limited and its subsidiaries, which includes KCS as a consolidated subsidiary on and from April 14, 2023. Prior to April 14, 2023, KCS was held as an equity investment accounted for by the equity method of accounting.

Specific risk factors related to the KCS acquisition are included in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Executive Summary

Second Quarter of 2023 Results

•Financial performance - In the second quarter of 2023, the Company reported Diluted earnings per share ("EPS") of $1.42, an increase of 73% compared to the same period of 2022 due to the net impact of the derecognition of the investment in KCS upon consolidation. Core adjusted combined diluted EPS was $0.83, a decrease of 13% compared to the same period of 2022. The Company reported an Operating ratio of 70.3%, a 970 basis point increase compared to the same period of 2022. Core adjusted combined operating ratio was 64.6%, a 430 basis point increase compared to the same period of 2022. Core adjusted combined diluted EPS and Core adjusted combined operating ratio are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the second quarter of 2023, Equity earnings of KCS prior to the Control Date was $26 million and Net income from KCS from the Control Date to June 30, 2023 was $138 million, compared to KCS equity earnings of $208 million in the same period of 2022. The lower overall contribution from KCS was primarily due to increased acquisition-related costs driven by restructuring charges. This was partially offset by a decrease in net interest expense due to the completion of the debt exchange. In the second quarter of 2023, KCS contributed $216 million and 3.7% to Operating income and Operating ratio respectively.

•Total revenues - Total revenues increased by 44% in the second quarter of 2023 to $3,174 million, compared to the same period of 2022. This increase was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of Canadian grain, partially offset by lower volumes of U.S grain, Potash, and Energy, chemicals and plastics.

Recent Developments

•On June 28, 2023, CPKC, CSX Corporation ("CSX"), and Genesee & Wyoming Inc. ("G&W") announced they have reached agreements that, when completed, will create a new direct CPKC-CSX interchange connection in Alabama. As part of the series of proposed transactions, CPKC and CSX will each acquire or operate portions of Meridian & Bigbee Railroad, L.L.C., a G&W-owned railway in Mississippi and Alabama, to establish a new freight corridor for shippers that connects Mexico, Texas, and the U.S. Southeast. Certain portions of the transactions are subject to regulatory review and approval from, or exemption by, the U.S. STB.

•On April 14, 2023, CPKC announced the appointment of David Garza-Santos, Ambassador Antonio Garza (Ret.), Henry Maier and Janet Kennedy, each former directors of KCS, to the Board of Directors of CPRC, effective immediately. Mr. Garza-Santos, Mr. Garza, Mr. Maier and Ms. Kennedy were also elected, along with all nine other director nominees, to the board of CPKC at CPKC’s 2023 Annual Meeting of Shareholders, which was held on June 15, 2023.

Prior Developments

•On March 20, 2023, the Company announced the commencement of offers to exchange any and all validly tendered (and not validly withdrawn notes) and accepted notes of seven series, each previously issued by KCS (the "Old Notes") for notes to be issued by Canadian Pacific Railway Company ("CPRC") (the "CPRC" Notes"), a wholly-owned subsidiary of CPKC, and to be unconditionally guaranteed on an unsecured basis by CPKC. The exchange offers expired on April 17, 2023. On April 19, 2023, U.S. $3,014 million of Old Notes of such seven series were tendered and accepted in exchange for U.S. $3,014 million of CPRC Notes in seven corresponding series. Each series of CPRC Notes has the same interest rates, interest payment dates, maturity dates, and substantively the same optional redemption provisions as the corresponding series of Old Notes.

On April 24, 2023, KCS irrevocably deposited U.S. $647 million of non-callable government securities with the trustee of two series of notes that mature in 2023 and were not included within the KCS debt exchange (the "KCS 2023 Notes") to satisfy and discharge KCS's obligations under two series of notes that mature in 2023 and were not included within the KCS debt exchange. The remaining KCS 2023 Notes are presented on the Company’s Consolidated Balance Sheets until their maturity date. This transaction, along with the debt exchange offers mentioned above, relieved KCS from continuous disclosure obligations.

•On March 17, 2023, the Company announced the executive leadership team that will lead CPKC.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2023	2022	% Change	2023	2022	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	88,650	68,847	29	156,099	131,030	19
Train miles (thousands)	10,577	7,259	46	17,834	14,152	26
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.036	0.930	11	1.009	0.960	5
Total employees (average)	19,579	12,509	57	16,257	12,138	34

These key measures are used by management in the planning process to facilitate decisions that continue to drive further productivity improvements in the Company's operations. Results of these key measures reflect how effective the Company’s management is at controlling costs and executing the Company’s operating plan and strategy. Continued monitoring of these key measures enables the Company to take appropriate actions to deliver superior service and grow its business at low incremental cost.

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the second quarter of 2023 was primarily due to the impact of the KCS acquisition and higher volumes of Canadian grain, partially offset by lower volumes of U.S. grain, Potash, and Energy, chemicals and plastics.

The increase in GTMs in the first six months of 2023 was primarily due to the impact of the KCS acquisition and higher volumes of Canadian grain, and Metals, minerals and consumer products, partially offset by lower volumes of U.S. grain and Potash.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicate improved train productivity. The increase in train miles in the second quarter of 2023 reflects the impact of a 29% increase in workload (GTMs), and an 11% decrease in average train weights, which was primarily due to the impact of the KCS acquisition.

The increase in train miles in the first six months of 2023 reflected the impact of a 19% increase in workload (GTMs) and a 4% decrease in average train weights, which was primarily due to the impact of the KCS acquisition.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The decrease in fuel efficiency in the second quarter and in the first six months of 2023 was due to a decrease in average train weights by 11% and 4% respectively, which was primarily due to the impact of the KCS acquisition.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs.

The average number of employees increased by 57% and 34% for the three and six months ended June 30, 2023, respectively, compared to the same period of 2022. The increase in the average number of employees was due to the acquisition of KCS and to support anticipated future volume growth.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and six months ended, June 30, 2023 and the comparative figures in 2022. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2023	2022	2023	2022
Financial Performance
Total revenues	$3,174	$2,202	$5,440	$4,040
Operating income	944	868	1,773	1,403
Net income attributable to controlling shareholders	1,324	765	2,124	1,355
Basic EPS	1.42	0.82	2.28	1.46
Diluted EPS	1.42	0.82	2.28	1.45
Core adjusted combined diluted EPS(1)	0.83	0.95	1.73	1.62
Dividends declared per share	0.190	0.190	0.380	0.380
Financial Ratios
Operating ratio(2)	70.3%	60.6%	67.4%	65.3%
Core adjusted combined operating ratio(1)	64.6%	60.3%	64.0%	63.3%
(1)These measures have no standardized meanings prescribed by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. These measures are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)Operating ratio is defined as operating expenses divided by revenues.

Results of Operations

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

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$3,101	$2,154	$947	44
Non-freight revenues (in millions)	73	48	25	52
Total revenues (in millions)	$3,174	$2,202	$972	44
Carloads (in thousands)	1,069.7	712.7	357.0	50
Revenue ton-miles (in millions)	47,360	38,093	9,267	24
Freight revenue per carload (in dollars)	$2,899	$3,022	$(123)	(4)
Freight revenue per revenue ton-mile (in cents)	6.55	5.65	0.90	16

Total Revenues
The increase in Freight revenues in the second quarter of 2023 was primarily due to the impact of the KCS acquisition of $979 million, increased freight revenue per RTM, and higher volumes of Canadian grain, partially offset by lower volumes of U.S. grain, Potash, and Energy, chemicals and plastics. The increase in Non-freight revenues was primarily due to the impact of the KCS acquisition of $19 million and higher leasing revenue.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the second quarter of 2023 was primarily due to the impact of the KCS acquisition and higher volumes of Canadian grain, partially offset by lower volumes of U.S. grain, Potash, and Energy, chemicals and plastics. Carloads have increased more than RTMs due to the impact of the KCS acquisition, which has a shorter average length of haul.

Freight revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM in the second quarter of 2023 was primarily due to higher freight rates and the favourable impact of the change in FX of $62 million, partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices of $94 million.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$5,318	$3,950	$1,368	35
Non-freight revenues (in millions)	122	90	32	36
Total revenues (in millions)	$5,440	$4,040	$1,400	35
Carloads (in thousands)	1,749.2	1,338.4	410.8	31
Revenue ton-miles (in millions)	84,909	71,786	13,123	18
Freight revenue per carload (in dollars)	$3,040	$2,951	$89	3
Freight revenue per revenue ton-mile (in cents)	6.26	5.50	0.76	14

Total Revenues
The increase in Freight revenues in the first six months of 2023 was primarily due to the impact of the KCS acquisition of $979 million, increased freight revenue per RTM, and higher volumes as measured by RTMs. The increase in Non-freight revenues was primarily due to the impact of the KCS acquisition of $19 million, higher leasing revenue, and higher interline switching fees.

RTMs
The increase in RTMs in the first six months of 2023 was primarily due to the impact of the KCS acquisition and higher volumes of Canadian grain and Metals, minerals and consumer products, partially offset by lower volumes of U.S. grain and Potash. Carloads have increased more than RTMs due to the impact of the KCS acquisition, which has a shorter average length of haul.

Freight revenue per RTM
The increase in freight revenue per RTM in the first six months of 2023 was primarily due to higher freight rates, the favourable impact of the change in FX of $127 million, and the favourable impact to fuel surcharge revenue as a result of the timing of recoveries under the Company's fuel cost adjustment program of $7 million.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $403 million in the second quarter of 2023, an increase of $44 million, or 12%, from $359 million in the same period of 2022. This increase was primarily due to the impact of the KCS acquisition, the favourable impact of the timing of recoveries under the Company's fuel cost adjustment program, and the favourable impact of the change in FX, partially offset by lower fuel prices.

In the first six months of 2023, fuel surcharge revenues were $715 million, an increase of $167 million, or 30%, from $548 million in the same period of 2022. This increase was primarily due to the impact of the KCS acquisition, the favourable impact of the timing of recoveries under the Company's fuel cost adjustment program, the favourable impact of the change in FX, and higher volumes, partially offset by lower fuel prices.

Lines of Business

Grain

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$537	$370	$167	45
Carloads (in thousands)	117.0	84.1	32.9	39
Revenue ton-miles (in millions)	10,947	7,784	3,163	41
Freight revenue per carload (in dollars)	$4,590	$4,400	$190	4
Freight revenue per revenue ton-mile (in cents)	4.91	4.75	0.16	3

The increase in Grain revenue in the second quarter of 2023 was primarily due to the impact of the KCS acquisition, higher volumes of Canadian grain to Vancouver, British Columbia ("B.C.") and eastern Canada due to prior year drought conditions that impacted the 2021-2022 crop size, and increased freight revenue per RTM. This increase was partially offset by moving lower volumes of U.S. corn from the U.S. Midwest to western Canada primarily due to an improved Canadian harvest for the 2022-2023 crop year and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$1,052	$730	$322	44
Carloads (in thousands)	221.8	167.8	54.0	32
Revenue ton-miles (in millions)	20,961	15,758	5,203	33
Freight revenue per carload (in dollars)	$4,743	$4,350	$393	9
Freight revenue per revenue ton-mile (in cents)	5.02	4.63	0.39	8

The increase in Grain revenue in the first six months of 2023 was primarily due to higher volumes of Canadian grain to Vancouver and eastern Canada due to prior year drought conditions that impacted the 2021-2022 crop size, the impact of the KCS acquisition, and increased freight revenue per RTM. This increase was partially offset by moving lower volumes of U.S. corn from the U.S. Midwest to western Canada primarily due to an improved Canadian harvest for the 2022-2023 crop year. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

Coal

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$219	$163	$56	34
Carloads (in thousands)	114.8	71.7	43.1	60
Revenue ton-miles (in millions)	5,694	4,183	1,511	36
Freight revenue per carload (in dollars)	$1,908	$2,273	$(365)	(16)
Freight revenue per revenue ton-mile (in cents)	3.85	3.90	(0.05)	(1)

The increase in Coal revenue in the second quarter of 2023 was primarily due to the impact of the KCS acquisition, higher volumes of Canadian coal to Vancouver and Thunder Bay, Ontario, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of Canadian coal to Kamloops, B.C. and decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$374	$302	$72	24
Carloads (in thousands)	187.2	141.6	45.6	32
Revenue ton-miles (in millions)	9,619	8,180	1,439	18
Freight revenue per carload (in dollars)	$1,998	$2,133	$(135)	(6)
Freight revenue per revenue ton-mile (in cents)	3.89	3.69	0.20	5

The increase in Coal revenue in the first six months of 2023 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, higher volumes of U.S. coal, and higher volumes of Canadian coal to Kamloops and Thunder Bay, partially offset by lower volumes of Canadian coal to Vancouver. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Potash

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$144	$171	$(27)	(16)
Carloads (in thousands)	39.8	47.3	(7.5)	(16)
Revenue ton-miles (in millions)	4,490	5,481	(991)	(18)
Freight revenue per carload (in dollars)	$3,618	$3,615	$3	—
Freight revenue per revenue ton-mile (in cents)	3.21	3.12	0.09	3

The decrease in Potash revenue in the second quarter of 2023 was primarily due to lower volumes of export potash to the U.S. Pacific Northwest as a result of an equipment failure at the Port of Portland, lower volumes of export potash to Vancouver and Thunder Bay, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by increased freight revenue per RTM and higher volumes of domestic potash. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$276	$275	$1	—
Carloads (in thousands)	76.7	79.4	(2.7)	(3)
Revenue ton-miles (in millions)	8,500	9,133	(633)	(7)
Freight revenue per carload (in dollars)	$3,598	$3,463	$135	4
Freight revenue per revenue ton-mile (in cents)	3.25	3.01	0.24	8

The increase in Potash revenue in the first six months of 2023 was primarily due to increased freight revenue per RTM and higher volumes of domestic potash. This increase was offset by lower volumes of export potash to the U.S. Pacific Northwest as a result of an equipment failure at the Port of Portland and lower volumes of export potash to Vancouver and Thunder Bay. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of export potash, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$89	$85	$4	5
Carloads (in thousands)	15.2	16.0	(0.8)	(5)
Revenue ton-miles (in millions)	1,107	1,228	(121)	(10)
Freight revenue per carload (in dollars)	$5,855	$5,313	$542	10
Freight revenue per revenue ton-mile (in cents)	8.04	6.92	1.12	16

The increase in Fertilizers and sulphur revenue in the second quarter of 2023 was primarily due to increased freight revenue per RTM, the impact of the KCS acquisition, and higher volumes of wet fertilizers. This increase was partially offset by lower volumes of sulphur and dry fertilizers and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates. RTMs decreased more than carloads due to moving lower volumes of sulphur, which has a longer length of haul.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$185	$163	$22	13
Carloads (in thousands)	32.2	31.9	0.3	1
Revenue ton-miles (in millions)	2,447	2,447	—	—
Freight revenue per carload (in dollars)	$5,745	$5,110	$635	12
Freight revenue per revenue ton-mile (in cents)	7.56	6.66	0.90	14

The increase in Fertilizers and sulphur revenue in the first six months of 2023 was primarily due to increased freight revenue per RTM, the impact of the KCS acquisition, and higher volumes of wet fertilizers, partially offset by lower volumes of sulphur. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

Forest Products

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$187	$104	$83	80
Carloads (in thousands)	34.8	19.4	15.4	79
Revenue ton-miles (in millions)	2,134	1,517	617	41
Freight revenue per carload (in dollars)	$5,374	$5,361	$13	—
Freight revenue per revenue ton-mile (in cents)	8.76	6.86	1.90	28

The increase in Forest products revenue in the second quarter of 2023 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of lumber from Alberta to the U.S. Midwest. This increase was partially offset by lower volumes of newsprint from Saint John, New Brunswick, lower volumes of panel products, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$290	$190	$100	53
Carloads (in thousands)	52.5	36.8	15.7	43
Revenue ton-miles (in millions)	3,512	2,878	634	22
Freight revenue per carload (in dollars)	$5,524	$5,163	$361	7
Freight revenue per revenue ton-mile (in cents)	8.26	6.60	1.66	25

The increase in Forest products revenue in the first six months of 2023 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of lumber from Alberta to the U.S Midwest. This increase was partially offset by lower volumes of panel products, lower volumes of newsprint from Saint John, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Energy, Chemicals and Plastics

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$575	$340	$235	69
Carloads (in thousands)	127.5	73.5	54.0	73
Revenue ton-miles (in millions)	8,005	6,028	1,977	33
Freight revenue per carload (in dollars)	$4,510	$4,626	$(116)	(3)
Freight revenue per revenue ton-mile (in cents)	7.18	5.64	1.54	27

The increase in Energy, chemicals and plastics revenue in the second quarter of 2023 was primarily due to the impact of the KCS acquisition and increased freight revenue per RTM. This increase was partially offset by lower volumes of crude and liquified petroleum gas ("L.P.G."), and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$941	$650	$291	45
Carloads (in thousands)	202.7	146.1	56.6	39
Revenue ton-miles (in millions)	14,212	11,935	2,277	19
Freight revenue per carload (in dollars)	$4,642	$4,449	$193	4
Freight revenue per revenue ton-mile (in cents)	6.62	5.45	1.17	21

The increase in Energy, chemicals and plastics revenue in the first six months of 2023 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of diluents and plastics. This increase was partially offset by lower volumes of crude and L.P.G., and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Metals, Minerals and Consumer Products

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$440	$228	$212	93
Carloads (in thousands)	129.3	66.6	62.7	94
Revenue ton-miles (in millions)	5,152	3,108	2,044	66
Freight revenue per carload (in dollars)	$3,403	$3,423	$(20)	(1)
Freight revenue per revenue ton-mile (in cents)	8.54	7.34	1.20	16

The increase in Metals, minerals and consumer products revenue in the second quarter of 2023 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, higher volumes of frac sand to the Bakken shale formation, and higher volumes of cement. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices and lower volumes of steel. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$673	$409	$264	65
Carloads (in thousands)	191.1	121.2	69.9	58
Revenue ton-miles (in millions)	8,063	5,627	2,436	43
Freight revenue per carload (in dollars)	$3,522	$3,375	$147	4
Freight revenue per revenue ton-mile (in cents)	8.35	7.27	1.08	15

The increase in Metals, minerals and consumer products revenue in the first six months of 2023 was primarily due to the impact of the KCS acquisition, higher volumes of frac sand to the Bakken shale formation, higher volumes of cement, higher volumes of steel, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Automotive

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$257	$120	$137	114
Carloads (in thousands)	56.2	28.8	27.4	95
Revenue ton-miles (in millions)	1,004	487	517	106
Freight revenue per carload (in dollars)	$4,573	$4,167	$406	10
Freight revenue per revenue ton-mile (in cents)	25.60	24.64	0.96	4

The increase in Automotive revenue in the second quarter of 2023 was primarily due to the impact of the KCS acquisition, higher volumes from Chicago, Illinois, various origins in Ontario, Vancouver, and Kansas City, Missouri to various destinations in Canada, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes from Chicago, Ontario, and Kansas City to western Canada, which have longer lengths of haul.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$382	$211	$171	81
Carloads (in thousands)	84.9	52.9	32.0	60
Revenue ton-miles (in millions)	1,478	890	588	66
Freight revenue per carload (in dollars)	$4,499	$3,989	$510	13
Freight revenue per revenue ton-mile (in cents)	25.85	23.71	2.14	9

The increase in Automotive revenue in the first six months of 2023 was primarily due to the impact of the KCS acquisition, higher volumes as a result of the prior year global supply chain challenges, higher volumes from Chicago, various origins in Ontario, Vancouver, and Kansas City to various destinations in Canada, and increased freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes from Chicago, Ontario, and Kansas City to western Canada, which have longer lengths of haul.

Intermodal

For the three months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$653	$573	$80	14
Carloads (in thousands)	435.1	305.3	129.8	43
Revenue ton-miles (in millions)	8,827	8,277	550	7
Freight revenue per carload (in dollars)	$1,501	$1,877	$(376)	(20)
Freight revenue per revenue ton-mile (in cents)	7.40	6.92	0.48	7

The increase in Intermodal revenue in the second quarter of 2023 was primarily due to the impact of the KCS acquisition, higher international intermodal volumes primarily to and from the Port of Vancouver as a result of onboarding a new customer, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower domestic intermodal cross-border and retail volumes, lower intermodal ancillary revenue, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices.

For the six months ended June 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$1,145	$1,020	$125	12
Carloads (in thousands)	700.1	560.7	139.4	25
Revenue ton-miles (in millions)	16,117	14,938	1,179	8
Freight revenue per carload (in dollars)	$1,635	$1,819	$(184)	(10)
Freight revenue per revenue ton-mile (in cents)	7.10	6.83	0.27	4

The increase in Intermodal revenue in the first six months of 2023 was primarily due to the impact of the KCS acquisition, higher international intermodal volumes primarily to and from the Port of Vancouver, the Port of Saint John, and the Port of Montreal including onboarding a new customer, higher domestic intermodal wholesale and food volumes, higher freight rates, higher fuel surcharge revenue, and the favourable impact of the change in FX. This increase was partially offset by lower domestic intermodal cross-border and retail volumes and lower intermodal ancillary revenue.

Operating Expenses

For the three months ended June 30 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Compensation and benefits	$659	$348	$311	89
Fuel	397	370	27	7
Materials	98	63	35	56
Equipment rents	80	29	51	176
Depreciation and amortization	410	211	199	94
Purchased services and other	586	313	273	87
Total operating expenses	$2,230	$1,334	$896	67

For the six months ended June 30 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Compensation and benefits	$1,097	$761	$336	44
Fuel	723	643	80	12
Materials	170	125	45	36
Equipment rents	110	64	46	72
Depreciation and amortization	635	421	214	51
Purchased services and other	932	623	309	50
Total operating expenses	$3,667	$2,637	$1,030	39

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense in the second quarter of 2023 was primarily due to:
•the impact of the KCS acquisition of $238 million, including acquisition related costs of $56 million made up primarily of restructuring charges of $50 million;
•increased stock-based compensation of $29 million, excluding stock-based compensation grants related to the KCS acquisition, primarily driven by the change in share price, and an increase in incentive compensation;
•the impact of wage and benefit inflation;
•reduced labour efficiencies, including the impact of a reduction in train weights;
•the increase in new hire training; and
•the unfavourable impact of the change in FX of $5 million.

This increase was partially offset by lower defined benefit pension current service cost of $20 million.

The increase in Compensation and benefits expense in the first six months of 2023 was primarily due to:
•the impact of the KCS acquisition of $238 million, including acquisition related costs of $56 million made up primarily of restructuring charges of $50 million;
•the impact of wage and benefit inflation;
•the increase in new hire training;

•increased stock-based compensation of $17 million, excluding stock-based compensation grants related to the KCS acquisition, primarily driven by the change in share price, and an increase in incentive compensation;
•the unfavourable impact of the change in FX of $12 million;
•reduced labour efficiencies, including the impact of a reduction in train weights; and
•higher volume variable expense as a result of an increase in workload as measured by GTMs.

This increase was partially offset by lower defined benefit pension current service cost of $39 million.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense in the second quarter of 2023 was primarily due to the impact of the KCS acquisition of $124 million and the unfavourable impact of the change in FX of $16 million.

This increase was partially offset by the favourable impact of lower fuel prices of $114 million.

The increase in Fuel expense in the first six months of 2023 was primarily due to:
•the impact of the KCS acquisition of $124 million;
•the unfavourable impact of the change in FX of $32 million; and
•an increase in workload, as measured by GTMs.

This increase was partially offset by the favourable impact of lower fuel prices of $97 million.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in material expenses in the second quarter and in the first six months of 2023 was primarily due to the impact of the KCS acquisition of $31 million and the unfavorable impact of inflation.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of rental income received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense in the second quarter of 2023 was primarily due to:
•the impact of the KCS acquisition of $34 million;
•slower cycle times;
•a greater usage of pooled freight cars; and
•lower recoveries from other railway's use of the Company's locomotives.

The increase in Equipment rents expense in the first six months of 2023 was primarily due to:
•the impact of the KCS acquisition of $34 million;
•slower cycle times; and
•a greater usage of pooled freight cars.

This increase was partially offset by greater recoveries from other railway's use of the Company's locomotives.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. The increase in Depreciation and amortization expense in the second quarter and in the first six months of 2023 was primarily due to the acquisition of KCS of $186 million, including the unfavourable impact of purchase accounting of $68 million, a higher depreciable asset base, as well as the unfavourable impact of the change in FX.

Purchased Services and Other

For the three months ended June 30 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Support and facilities	$92	$84	$8	9
Track and operations	68	74	(6)	(8)
Intermodal	53	57	(4)	(7)
Equipment	27	28	(1)	(3)
Casualty	75	30	45	149
Property taxes	37	35	2	4
Other	235	5	230	4,609
Land sales	—	—	—	—
Total Purchased services and other	$586	$313	$273	87

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance. The increase in Purchased services and other expense in the second quarter of 2023 was primarily due to:
•the impact of the KCS acquisition of $170 million, including acquisition-related costs incurred by KCS of $5 million;
•higher expenses primarily due to the severity of casualty incidents and higher personal injury costs, reported in Casualty;
•higher acquisition-related costs incurred by CPKC, excluding KCS's acquisition-related costs, of $28 million including community investment agreements entered into to mitigate the societal impact of the merger to various communities, reported in Other; and
•lower claim recoveries compared to the same period of 2022, reported in Other.

This increase was partially offset by lower expenses from lower volumes compared to the same period in 2022, reported in Intermodal.

For the six months ended June 30 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Support and facilities	$186	$166	$20	12
Track and operations	149	149	—	—
Intermodal	110	108	2	2
Equipment	58	56	2	4
Casualty	104	50	54	108
Property taxes	73	71	2	3
Other	253	33	220	667
Land sales	(1)	(10)	9	(88)
Total Purchased services and other	$932	$623	$309	50

The increase in Purchased services and other expense in the first six months of 2023 was primarily due to:
•the impact of the KCS acquisition of $170 million, including acquisition-related costs incurred by KCS of $5 million;
•higher expenses primarily due to the severity of casualty incidents and higher personal injury costs, reported in Casualty;
•higher acquisition-related costs incurred by CPKC, excluding KCS's acquisition-related costs, of $21 million including community investment agreements entered into to mitigate the societal impact of the merger to various communities, reported in Other;
•the unfavourable impact of the change in FX of $15 million;
•lower claim recoveries compared to the same period of 2022, reported in Other;
•lower gains on land sales; and
•cost inflation.

This increase was partially offset by lower expenses from lower volumes compared to the same period in 2022, reported in Intermodal.

Other Income Statement Items

Equity Earnings of Kansas City Southern

For the period from April 1 to April 13, 2023, the Company recognized $26 million (U.S. $19 million) of equity earnings of KCS, a decrease of $182 million, or 88%, from $208 million (U.S $163 million) in the second quarter of 2022. This amount is net of amortization of basis differences of $6 million (U.S. $4 million) associated with KCS purchase accounting, a decrease of $33 million or 85%, from $39 million (U.S $31 million) in the second quarter of 2022, and net of acquisition related costs incurred by KCS. Acquisition related costs (net of tax) incurred by KCS in the period from April 1 to April 13, 2023 were $1 million (U.S $1 million), a decrease of $13 million (U.S $10 million), or 93% from $14 million (U.S $11 million) in the second quarter of 2022. These decreases are attributable to the derecognition of KCS as an equity investment following the acquisition of control by CPKC on April 14, 2023. These values have been translated at the average FX rate for the period from April 1 to April 13, 2023 and the three months ended June 30, 2022 of $1.00 USD = $1.35 CAD and $1.00 USD = $1.28 CAD, respectively.

For the period from January 1 to April 13, 2023, the Company recognized $230 million (U.S. $170 million) of equity earnings of KCS, a decrease of $176 million or 43%, from $406 million (U.S $319 million) in the six months ended June 30, 2022. This amount is net of amortization of basis differences of $48 million (U.S. $35 million) associated with KCS purchase accounting, a decrease of $31 million or 39%, from $79 million (U.S $62 million) in the first six months of 2022, and is net of acquisition related costs incurred by KCS. Acquisition related costs (net of tax) incurred by KCS in the period from January 1 to April 13, 2023 were $11 million (U.S $8 million), a decrease of $16 million (U.S $13 million), or 59% from $27 million (U.S $21 million) in the first six months of 2022. These decreases are attributable to the derecognition of KCS as an equity investment following the acquisition of control by CPKC on April 14, 2023. These values have been translated at the average FX rate for the period from January 1 to April 13, 2023 and the six months ended June 30, 2022 of $1.00 USD= $1.35 CAD and $1.00 USD = $1.27 CAD, respectively.

Other Expense

Other expense consists of gains and losses from the change in FX on working capital, the impact of foreign currency forwards, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $21 million in the second quarter of 2023, an increase of $14 million, or 200%, compared to Other expense of $7 million in the same period of 2022. The increase was primarily due to $15 million resulting from the acquisition of KCS, and net acquisition-related costs of $3 million driven by the KCS debt exchange.

Other expense was $23 million in the first six months of 2023, an increase of $17 million, or 283%, from $6 million in the same period of 2022. The increase was primarily due to $15 million resulting from the acquisition of KCS, and net acquisition-related costs of $6 million driven by the KCS debt exchange.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery was $83 million and $169 million for the three and six months ended June 30, 2023, a decrease of $18 million or 18%, and $33 million or 16%, respectively, compared to the same periods of 2022. These decreases were primarily due to an increase in the interest cost on benefit obligation for the three and six months ended June 30, 2023 of $28 million and $54 million, respectively, and a decrease in the expected return on plan assets of $18 million and $38 million, respectively, partially offset by a decrease in the recognized net actuarial loss of $30 million and $61 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $204 million in the second quarter of 2023, an increase of $44 million, or 28%, from $160 million in the same period of 2022. The increase was primarily due to interest of $39 million incurred on debt issued under the KCS debt exchange, higher interest on commercial paper of $8 million as a result of higher interest rates along with a higher average outstanding balance, and additional interest of $5 million resulting from the acquisition of KCS. These increases were partially offset by higher interest income.

Net interest expense was $358 million in the first six months of 2023, an increase of $38 million, or 12%, from $320 million in the same period of 2022. The increase was primarily due to interest of $39 million incurred on debt issued under the KCS debt exchange, an unfavourable impact of the change in FX of $15 million, additional interest of $5 million resulting from the acquisition of KCS, and higher interest on commercial paper of $7 million as a result of higher interest rates. These increases were partially offset by $9 million of higher interest income, and the favourable impact of $7 million following the repayment of maturing long-term debt.

Remeasurement Loss of Kansas City Southern

On April 14, 2023, the Company assumed control of KCS and began accounting for its acquisition as a business combination achieved in stages. The initial investment was accounted for using the equity method of accounting prior to assuming control. On control, the carrying value of the previously held equity investment in KCS was remeasured to its fair value and upon derecognition, a loss of $7,175 million was recognized in the Company's Interim Consolidated Statements of Income. This loss was primarily due to the outside basis tax initially recognized upon investment in KCS.

Income Tax (Recovery) Expense

Income tax recovery was $7,672 million in the second quarter of 2023, a change of $7,917 million, or 3231%, from $245 million income tax expense in the same period of 2022. This change was primarily due to:
•a deferred tax recovery of $7,832 million on the derecognition of the deferred tax liability on the outside basis difference of the investment in KCS upon acquiring control;
•a deferred tax recovery of $51 million on the revaluation of deferred income tax balances on unitary state apportionment changes;
•an outside basis deferred tax expense of $49 million, recorded in the second quarter of 2022, arising from the difference between the carrying amount of CP's investment in KCS for financial reporting and the underlying tax basis of this investment;
•lower taxable earnings resulting in a decrease to current tax expense; and
•higher current tax recoveries on acquisition-related costs of $12 million associated with the KCS acquisition incurred by legacy CP.

This decrease was partially offset by a higher effective tax rate and the impact of the KCS acquisition of $57 million, including deferred tax recovery on the amortization relating to purchase accounting fair value adjustments of $20 million and current tax recoveries on acquisition related costs of $4 million. As a result of the KCS debt exchange an offsetting current tax expense and deferred tax recovery of $101 million is included in income tax expense.

Income tax recovery was $7,509 million in the first six months of 2023, a change of $7,839 million, or 2375%, from $330 million income tax expense in the same period of 2022. This change was primarily due to:
•a deferred tax recovery of $7,832 million on the derecognition of the deferred tax liability on the outside basis difference of the investment in KCS upon acquiring control;
•a deferred tax recovery of $51 million on the revaluation of deferred income tax balances on unitary state apportionment changes;
•lower outside basis deferred tax expense of $40 million arising from the change in the carrying amount of CP's investment in KCS for financial reporting; and
•higher current tax recoveries on acquisition-related costs of $12 million associated with the KCS acquisition incurred by legacy CP.

This decrease was partially offset by a higher current tax expense due to higher taxable earnings, a higher effective tax rate, and the impact of the KCS acquisition of $57 million, including deferred tax recovery on the amortization relating to purchase accounting fair value adjustments of $20 million and current tax recoveries on acquisition-related costs of $4 million. As a result of the KCS debt exchange an offsetting current tax expense and deferred tax recovery of $101 million is included in income tax expense.

The effective tax rate in the second quarter of 2023 and first six months of 2023 was 120.88% and 139.47%, respectively, compared to 24.21% and 19.59% in the same periods of 2022. The Core adjusted effective income tax rate in the second quarter of 2023 and first six months of 2023 was 25.18% and 24.88% compared to 24.25% for the same periods in 2022. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future financial trends either by nature or amount nor provide improved comparability to past performance. The Core adjusted effective tax rate also excludes equity earnings of KCS and KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following the acquisition of control of KCS, the Company's 2023 Core adjusted effective tax rate is expected to be approximately 25.50%, which excludes discrete tax items, the impact of the change in the equity investment in KCS, and associated deferred tax on the outside basis difference during the year. The Company’s 2023 outlook for its Core adjusted annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2022 Annual Report on Form 10-K.

Impact of FX on Earnings and Foreign Exchange Risk

Although the Company is headquartered in Canada and reports in Canadian dollars, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars and Mexican pesos. In addition, equity earnings or losses of KCS are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, commodity prices, and Canadian, U.S., and international monetary policies. Fluctuations in FX affect the Company’s results because revenues and expenses denominated in U.S. dollars and Mexican pesos are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. Mexican peso-denominated revenues and expenses increase (decrease) when the U.S. dollar weakens (strengthens) in relation to the Mexican peso.

In the second quarter of 2023, the U.S. dollar has strengthened to an average rate of $1.34 Canadian/U.S. dollar, compared to $1.28 Canadian/U.S. dollar in the second quarter of 2022, resulting in an increase in Total revenues of $62 million, an increase in Total operating expenses of $33 million, and an increase in Net interest expense of $7 million from the same period of 2022.

In the first six months of 2023, the U.S. dollar has strengthened to an average rate of $1.35 Canadian/U.S. dollar, compared to $1.27 Canadian/U.S. dollar in the first six months of 2022, resulting in an increase in Total revenues of $128 million, an increase in Total operating expenses of $71 million, and an increase in interest expense of $16 million from the same period of 2022.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $71 million (December 31, 2022 – approximately $37 million), negatively (or positively) impacts Operating expenses by approximately $44 million (December 31, 2022 – approximately $18 million), and negatively (or positively) impacts Net interest expense by approximately $6 million (December 31, 2022 – approximately $4 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $9 million and negatively (or positively) impacts Operating expenses by approximately $7 million.

To manage its exposure to fluctuations in exchange rates between Canadian dollars, U.S. dollars, and or Mexican pesos, the Company may sell or purchase U.S. dollar or Mexican peso forwards at fixed rates in future periods. In addition, changes in the exchange rate between the Canadian dollar and other currencies (including the U.S. dollar and Mexican peso) make the goods transported by the Company more or less competitive in the world marketplace and may in turn positively or negatively affect revenues.

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

In the second quarter of 2023, the favourable impact of fuel prices on Operating income was $20 million. Lower fuel prices resulted in a decrease in Total operating expenses of $114 million from the same period in 2022. Lower fuel prices, partially offset by the favourable impact of the timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in Total revenues of $94 million.

In the first six months of 2023, the favourable impact of fuel prices on Operating income was $104 million. Lower fuel prices resulted in a decrease in Total operating expenses of $97 million from the same period of 2022. The favourable impact of the timing of recoveries under the Company's fuel cost adjustment program, partially offset by lower fuel prices, resulted in an increase in Total revenues of $7 million.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In the second quarter of 2023, the change in Common Share prices resulted in an increase in stock-based compensation expense of $6 million, a change of $30 million, compared to a decrease of $24 million in the same period of 2022.

In the first six months of 2023, the change in Common Share prices resulted in an increase in stock-based compensation expense of $10 million, a change of $13 million, compared to a decrease of $3 million in the same period of 2022.

Based on information available at June 30, 2023, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $1.6 million to $2.0 million (December 31, 2022 - approximately $1.2 million to $1.8 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

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

As at June 30, 2023, the Company had $325 million of Cash and cash equivalents compared to $451 million at December 31, 2022.

Effective May 11, 2023, the Company entered into a second amended and restated credit agreement to extend the maturity dates and increase the total amount available under the facility. The amended revolving credit facility increased the aggregate commitments under the second amended and restated credit agreement from U.S. $1.3 billion to U.S. $2.2 billion, and extended the maturity dates of the five year facility and two year facility from September 27, 2026 to May 11, 2028, and September 27, 2023 to May 11, 2025, respectively. The company also terminated the legacy KCS credit facility effective May 11, 2023. As at June 30, 2023, the Company's existing revolving credit facility was undrawn. The revolving credit facility agreement requires the Company to maintain a financial covenant. As at June 30, 2023, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.0 billion (as at June 30, 2023) in the form of unsecured promissory notes. The Company also terminated the legacy KCS commercial paper program effective May 19, 2023. The Company's existing commercial paper program is backed by the revolving credit facility. As at June 30, 2023 the Company had total commercial paper borrowings outstanding of U.S. $405 million (December 31, 2022 - $nil). On July 12, 2023, the Company increased the maximum aggregate principal amount of commercial paper available to be issued to U.S $1.5 billion.

As at June 30, 2023, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $74 million from a total available amount of $300 million (December 31, 2022 - $75 million). The company also has additional letters of credit of $11 million available that were undrawn at June 30, 2023. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as "Cash and cash equivalents" on the Consolidated Balance Sheet. As at June 30, 2023 the Company had $70 million collateral posted on its bilateral letter of credit facilities (December 31, 2022 - $nil).

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, supplier purchases, leases, and other long term liabilities. Debt and finance leases, interest obligations related to debt and finance leases, and letters of credit amount to $1,919 million, $791 million and $78 million within the next 12 months, respectively, with the remaining amounts committed thereafter of $22,072 million, $16,914 million and $nil, respectively. Future capital commitments amount to $528 million within the next 12 months, and $791 million committed thereafter.

Supplier purchase agreements, operating leases, and other long-term liabilities amount to $501 million, $112 million, and $70 million within the next 12 months, respectively, and $358 million, $278 million and $565 million committed thereafter, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2022 Annual Report on Form 10-K.

Concession Duty

Under Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM")'s 50-year Concession, which could expire in 2047 unless extended, CPKCM pays annual concession duty expense of 1.25% of gross revenues.

Guarantees

The Company accrues for all guarantees that it expects to pay. As at June 30, 2023, these accruals amounted to $10 million (December 31, 2022 - $5 million).

Operating Activities

Cash provided by operating activities was $892 million in the second quarter of 2023, an increase of $185 million, or 26%, compared to $707 million in the same period of 2022. This increase was primarily due to an increase in cash generating income driven by the consolidation of KCS compared to 2022 when no dividends were received from KCS, and a favourable change in working capital compared to the same period of 2022.

Cash provided by operating activities was $1,774 million in the first six months of 2023, an increase of $454 million, or 34%, compared to $1,320 million in the same period of 2022. The increase was primarily due to higher cash generating income driven by the consolidation of KCS, and a favourable change in working capital compared to the same period of 2022.

Investing Activities

Cash used in investing activities was $617 million in the second quarter of 2023, an increase of $255 million, or 70%, compared to $362 million in the same period of 2022. Cash used in investing activities was $1,019 million in the first six months of 2023, an increase of $451 million, or 79%, compared to $568 million in the same period of 2022. These increases were primarily due to higher capital additions resulting from the consolidation of KCS along with the investment in government securities towards satisfaction and discharge of debt, partially offset by cash acquired on control of KCS.

Financing Activities

Cash used in financing activities was $233 million in the second quarter of 2023, a decrease of $64 million, or 22%, compared to $297 million in the same period of 2022. This decrease was primarily due to a higher net issuance of commercial paper of $550 million in the second quarter of 2023 compared to a net issuance of $20 million in the second quarter of 2022, principal repayments of $132 million (U.S. $100 million) on a term loan during the second quarter of 2022, while there were no such repayments in the in the second quarter of 2023. This decrease was partially offset by principal repayments of $592 million (U.S. $439 million) of 3.00% 10-year Senior Notes at maturity during the second quarter of 2023 compared to $10 million during the same period of 2022.

Cash used in financing activities was $878 million in the first six months of 2023, an increase of $190 million, or 28%, compared to $688 million in the same period of 2022. This increase was primarily due to repayments of long-term debt of $592 million (U.S. $439 million) of 3.00% 10-year Senior Notes and $479 million (U.S. $350 million) of 4.45% 12.5-year Notes at maturity during the first six months of 2023 compared to repayments of $125 million of 5.100% 10-year Medium Term Notes, $313 million (U.S. $250 million) of 4.500% 10-year Notes, and $97 million (U.S. $76 million) of 6.99% Finance lease at maturity during the same period of 2022. This increase was partially offset by a net issuance of commercial paper of $550 million during the six months ended June 30, 2023 compared to a net issuance of $340 million during the first six months of 2022, and principal repayments of $132 million (U.S. $100 million) on a term loan during the first six months of 2022, while there were no such repayments in 2023.

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

As at June 30, 2023, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2022. The following table shows the ratings issued for the

Company by the rating agencies noted herein as of June 30, 2023 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at June 30, 2023(1)

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

As of the date of the filing of the Form 10-Q, CPRC had U.S. $14,714 million principal amount of debt securities outstanding due through 2115 which includes the debt exchanged for KCS debt as described below; and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $3,300 million principal amount of debt securities issued under Canadian Securities Law due through 2050 for which CPRL is the guarantor and not subject to the Exchange Act.

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

Each series of CPRC Notes has the same interest rates, interest payment dates, maturity dates, and substantively the same optional redemption provisions as the corresponding series of Old Notes.

In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered prior to June 30, 2023 (the "Early Participation Date"), holders of Old Notes received consideration consisting of U.S. $1,000 principal amount of CPRC Notes and a cash amount of U.S. $1.00. The total consideration included an early participation premium, consisting of U.S. $30 principal amount of CPRC Notes per U.S. $1,000 principal amount of Old Notes. In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered after the Early Participation Date but prior to the expiration of the exchange offers on April 17, 2023 (the "Expiration Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $970 principal amount of CPRC Notes and a cash amount of U.S. $1.00.

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

Additional information is included in Item 1. Financial Statements, Note 12 Debt.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2023	For the year ended December 31, 2022
Total revenues	$3,137	$6,384
Total operating expenses	2,045	4,110
Operating income(1)	1,092	2,274
Less: Other(2)	166	234
Income before income tax expense	926	2,040
Net income	$653	$1,533
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the six months ended June 30, 2023 and for the year ended December 31, 2022 of $206 million and $410 million, respectively.
(2)Includes Other expense, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2023	As at December 31, 2022
Assets
Current assets	$1,139	$1,395
Properties	12,134	11,791
Other non-current assets	3,498	3,337

Liabilities
Current liabilities	$2,744	$2,759
Long-term debt	21,165	18,137
Other non-current liabilities	3,326	3,178

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2023	For the year ended December 31, 2022
Dividend income from non-guarantor subsidiaries	$100	$133
Capital contributions to non-guarantor subsidiaries	(4,322)	—
Redemption of capital from non-guarantor subsidiaries	—	115

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2023	As at December 31, 2022
Assets
Accounts receivable, intercompany	$168	$186
Short-term advances to affiliates	1,798	2,209
Long-term advances to affiliates	7,111	7,502

Liabilities
Accounts payable, intercompany	$218	$199
Short-term advances from affiliates	2,617	2,649
Long-term advances from affiliates	86	88

Share Capital

At July 26, 2023, the latest practicable date, there were 931,460,732 Common Shares and no preferred shares issued and outstanding, which consists of 14,816 holders of record of the Common Shares. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. All number of options presented herein are shown on the basis of the number of shares subject to the options. At July 26, 2023, 7,200,325 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 21,702,829 options available to be issued by the Company’s MSOIP in the future. The Company also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

Non-GAAP Measures

The Company presents Non-GAAP measures, including Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share, to provide an additional basis for evaluating underlying earnings trends in the Company's current periods' financial results that can be compared with the results of operations in prior periods. Management believes these Non-GAAP measures facilitate a multi-period assessment of long-term profitability, including assessing future profitability.

These Non-GAAP measures have no standardized meaning and are not defined by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. The presentation of these Non-GAAP measures is not intended to be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP.

Non-GAAP Performance Measures

On the Control Date, CP obtained control of KCS and CPKC began consolidating KCS, which had been accounted for under the equity method of accounting between December 14, 2021 and April 13, 2023. On the Control Date, CPKC’s previously-held interest in KCS was remeasured to its Control Date fair value. CPKC is presenting Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share to give effect to results while isolating and removing the impact of the acquisition of KCS on those results. These measures provide a comparison to prior period financial information as adjusted to exclude certain significant items and are used to evaluate CPKC’s operating performance and for planning and forecasting future business operations and future profitability.

Management believes the use of Non-GAAP measures provides meaningful supplemental information about our operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, the merger termination payment received, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), as recognized within Equity earnings of Kansas City Southern in the Company's Consolidated Statements of Income, the foreign exchange ("FX") impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), loss on derecognition of CPKC’s previously held equity method investment in KCS, discrete tax items, changes in the outside basis tax difference between the carrying amount of CPKC's equity investment in KCS and its tax basis of this investment, a deferred tax recovery related to the elimination of the deferred tax liability on the outside basis difference of the investment, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, financing fees, integration planning costs consisting of third-party services and system migration, debt exchange transaction costs, community investments, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, restructuring, employee retention and synergy incentive costs, and transaction and integration costs incurred by KCS. These items may not be non-recurring. However, management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of CPKC's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of CPKC's financial information.

In addition, Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, and amortization of the change in fair value of debt of KCS assumed on the Control Date, as recognized within Depreciation and amortization, Other expense, and Net interest expense, respectively, in the Company's Consolidated Statements of Income. During the periods that KCS was equity accounted for, from December 14, 2021 to April 13, 2023, KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company, net of tax, as recognized within Equity (earnings) loss of Kansas City Southern in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating for the impact of KCS purchase accounting.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Combined Diluted Earnings per Share

Core adjusted combined diluted earnings per share is calculated using Net income attributable to controlling shareholders reported on a GAAP basis adjusted for significant items less KCS purchase accounting, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP. Between December 14, 2021 and April 13, 2023, KCS was accounted for in CPKC's diluted earnings per share reported on a GAAP basis using the equity method of accounting and on a consolidated basis beginning April 14, 2023. As the equity method of accounting and consolidation both provide the same diluted earnings per share for CPKC, no adjustment is required to pre-control diluted earnings per share to be comparable on a consolidated basis.

In the first six months of 2023, there were four significant items included in the Net income attributable to controlling shareholders as reported on a GAAP basis as follows:
•in the second quarter, a remeasurement loss of KCS of $7,175 million recognized in Remeasurement loss of Kansas City Southern due to the derecognition of CPKC’s previously held equity method investment in KCS and remeasurement at its Control Date fair value that unfavourably impacted Diluted EPS by $7.68;
•in the second quarter, a deferred tax recovery of $51 million due to CPKC unitary state apportionment changes that favourably impacted Diluted EPS by 5 cents;
•Deferred tax recovery of $7,855 million that favourably impacted Diluted EPS by $8.42 cents as follows:
–in the second quarter, a deferred tax recovery of $7,832 million related to the elimination of the deferred tax liability on the outside basis difference of the investment in KCS that favourably impacted Diluted EPS by $8.39; and
–in the first quarter, a deferred tax recovery of $23 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 3 cents; and
•acquisition-related costs of $145 million in connection with the KCS acquisition ($122 million after current tax recovery of $23 million), including an expense of $128 million recognized in Purchased services and other, $6 million recognized in Other expense, and $11 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 13 cents as follows:
–in the second quarter, acquisition-related costs of $120 million ($101 million after current tax recovery of $19 million), including costs of $53 million recognized in Purchased services and other, $63 million recognized in Compensation and benefits, $3 million recognized in Other expense, and $1 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 11 cents; and
–in the first quarter, acquisition-related costs of $25 million ($21 million after current tax recovery of $4 million), including costs of $12 million recognized in Purchased services and other, $3 million recognized in Other expense, and $10 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 2 cents.

In the first six months of 2022, there were two significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:

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
–in the second quarter, acquisition-related costs of $33 million ($29 million after current tax recovery of $4 million), including costs of $19 million recognized in Purchased services and other and $14 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 3 cents; and
–in the first quarter, acquisition-related costs of $33 million ($30 million after current tax recovery of $3 million), including costs of $20 million recognized in Purchased services and other and $13 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 3 cents.

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis was as follows:

2023:
•during the first six months ended June 30, 2023, KCS purchase accounting of $123 million ($103 million after deferred tax recovery of $20 million), including costs of $68 million recognized in Depreciation and amortization, $6 million recognized in Net interest expense, $1 million recognized in Other expense, and $48 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 11 cents as follows:
–in the second quarter, KCS purchase accounting of $81 million ($61 million after deferred tax recovery of $20 million), including costs of $68 million recognized in Depreciation and amortization, $6 million recognized in Net interest expense, $1 million recognized in Other expense, and $6 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $42 million recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 5 cents.

2022:
•during the first six months ended June 30, 2022, KCS purchase accounting of $79 million expense recognized in Equity earnings of KCS that unfavourably impacted Diluted EPS by 9 cents as follows:
–in the second quarter, KCS purchase accounting of $39 million that unfavourably impacted Diluted EPS by 5 cents; and
–in the first quarter, KCS purchase accounting of $40 million that unfavourably impacted Diluted EPS by 4 cents.

	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022
CPKC diluted earnings per share as reported	$1.42	$0.82	$2.28	$1.45
Less:
Significant items (pre-tax):
KCS net gain on unwind of interest rate hedges	—	—	—	—
Remeasurement loss of KCS	(7.68)	—	(7.68)	—
Acquisition-related costs	(0.13)	(0.03)	(0.16)	(0.07)
KCS purchase accounting	(0.09)	(0.05)	(0.14)	(0.09)
Add:
Tax effect of adjustments(1)	(0.05)	—	(0.06)	(0.01)
Income tax rate changes	(0.05)	—	(0.05)	—
Deferred tax (recovery) expense on the outside basis difference of the investment in KCS	(8.39)	0.05	(8.42)	0.02
Reversal of provision for uncertain tax item	—	—	—	—
Core adjusted combined diluted earnings per share(2)	$0.83	$0.95	$1.73	$1.62
(1)The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 0.54% and 0.58% for the three and six months ended June 30, 2023, respectively, 4.70% and 4.32% for the three and six months ended June 30, 2022, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.
(2) The Company previously used the non-GAAP measure Core adjusted diluted earnings per share, which was calculated as diluted earnings per share adjusted for significant items less KCS purchase accounting. Core adjusted diluted earnings per share was $0.95 and $1.62 for the three and six months ended June 30, 2022, respectively, which are the same as the revised measure Core adjusted combined diluted earnings per share, as KCS was equity accounted for within CPKC's results.

Core Adjusted Combined Operating Ratio

Core adjusted combined operating ratio is calculated from reported GAAP revenue and operating expenses adjusted for (1) KCS operating income prior to the Control Date and giving effect to transaction accounting adjustments in a consistent manner with Regulation S-X Article 11 ("Article 11"), where applicable, (2) significant items (acquisition-related costs) that are reported within Operating income, and (3) KCS purchase accounting recognized in Depreciation and amortization.

This combined measure does not purport to represent what the actual consolidated results of operations would have been had the Company obtained control of KCS and consolidation actually occurred on January 1, 2022, nor is it indicative of future results. This information is based on information as of the date hereof and upon assumptions that CPKC believes reasonably reflect the impact to CPKC's historical financial information, on a supplemental basis, of obtaining control of KCS had it occurred as of January 1, 2022. This information does not include anticipated costs related to integration activities, cost savings or synergies that may be achieved by the combined company.

In the first six months of 2023, acquisition-related costs were $141 million in connection with the KCS acquisition and unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 2.1%:
•in the second quarter, acquisition-related costs of $116 million that unfavourably impacted operating ratio by 3.5%; and
•in the first quarter, acquisition-related costs of $25 million that unfavourably impacted operating ratio by 0.7%.

In the first six months of 2022, acquisition-related costs were $104 million in connection with the KCS acquisition and unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 1.7%:
•in the second quarter, acquisition-related costs of $35 million that unfavourably impacted operating ratio by 1.1%; and
•in the first quarter, acquisition-related costs of $69 million that unfavourably impacted operating ratio by 2.5%.

KCS purchase accounting included in operating ratio on a combined basis, calculated in a manner consistent with Article 11, was as follows:

2023:
•during the first six months ended June 30, 2023, KCS purchase accounting of $160 million recognized in Depreciation and amortization that unfavourably impacted operating ratio by 2.4% as follows:
–In the second quarter, KCS purchase accounting of $80 million that unfavourably impacted operating ratio by 2.4%; and
–In the first quarter, KCS purchase accounting of $80 million that unfavourably impacted operating ratio by 2.3%.

2022:
•during the first six months ended June 30, 2022, KCS purchase accounting of $152 million recognized in Depreciation and amortization that unfavourably impacted operating ratio by 2.5% as follows:
–in the second quarter, KCS purchase accounting of $76 million that unfavourably impacted operating ratio by 2.3%; and
–in the first quarter, KCS purchase accounting of $76 million that unfavourably impacted operating ratio by 2.7%.

	For the three months ended June 30		For the six months ended June 30
	2023	2022(3)	2023	2022(3)
CPKC operating ratio as reported	70.3%	60.6%	67.4%	65.3%
Add:
KCS operating income as reported prior to Control Date(1)	(0.2)%	0.8%	(0.3)%	(0.8)%
Pro forma Article 11 transaction accounting adjustments(2)	0.4%	2.3%	1.4%	3.0%
	70.5%	63.7%	68.5%	67.5%
Less:
Acquisition-related costs	3.5%	1.1%	2.1%	1.7%
KCS purchase accounting in Depreciation and amortization	2.4%	2.3%	2.4%	2.5%
Core adjusted combined operating ratio	64.6%	60.3%	64.0%	63.3%
(1) KCS results were translated into Canadian dollars at the Bank of Canada monthly average rate for April 1 through April 13, 2023 and the three months ended June 30, 2022, as well for January 1 through April 13, 2023 and the six months ended June 30, 2022 of $1.35, $1.28, $1.35, and $1.27, respectively.
(2) Pro forma Article 11 transaction accounting adjustments represent adjustments made in a manner consistent with Article 11, these include:
•For April 1 through April 13, 2023 in the three months ended June 30, 2023, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date of 0.4% operating ratio and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions;
•For January 1 through April 13, 2023 in the six months ended June 30, 2023, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date of 1.4% operating ratio and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions;
•For the three months ended June 30, 2022, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date of 2.3% operating ratio and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions; and
•For the six months ended June 30, 2022, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date of 2.5% operating ratio, the estimated transaction costs expected to be incurred by the Company of 0.5% operating ratio and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions.

For more information about these pro forma transaction accounting adjustments for the three months ended March 31, 2023, June 30, 2022 and March 31, 2022, please see Exhibit 99.1 “Selected Unaudited Combined Summary of Historical Financial Data” of CPKC’s Current Report on Form 8-K furnished with the Securities and Exchange Commission (“SEC”) on May 15, 2023.
(3) The Company previously used the non-GAAP measure Adjusted operating ratio, which was defined as operating ratio excluding those significant items that are reported within Operating income. Adjusted operating ratio was 59.7% and 64.3% for the three and six months ended June 30, 2022, respectively, which was changed to the revised measure Core adjusted combined operating ratio. The differences were due to the addition of KCS historical operating income less KCS acquisition-related costs (as defined above) prior to the Control Date. For the three and six months ended June 30, 2023, CPKC has presented the non-GAAP measure of Core adjusted combined operating ratio, as defined above, to provide a comparison to prior period combined information calculated in a manner consistent with Article 11 as further adjusted to conform to CPKC’s core adjusted measures.

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

Business acquisitions

As described in Item 1. Financial Statements, Note 8 Business Acquisition and Note 9 Investment in KCS, the Company assumed control of KCS and commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages.

In accounting for the business combination, the Company’s previously held interest in KCS was remeasured to its Control Date fair value. The identifiable assets acquired, and liabilities and non-controlling interest assumed are measured at their provisional fair values at the Control Date, with certain exceptions. The results from operations and cash flows are consolidated in the financial statements.

The disclosure of the business combination presented in Item 1. Financial Statements, Note 8 Business Acquisitions is prepared on a provisional basis using the best available information at this time. A provisional purchase price allocation was determined at the Control Date. This provisional purchase price allocation may be subject to adjustment during the measurement period resulting in additional assets or liabilities being recognized to reflect new information obtained about facts and circumstances that existed as of the Control Date that, if known, would affect the amounts recognized as of that date. The measurement period is not to exceed a year. Changes to the provisional amounts may impact the amount of goodwill recognized.

The Company believes the provisional fair values of the assets acquired and the liabilities and non-controlling interest assumed are based on reasonable assumptions and applying known information and estimates at the Control Date. Measurement uncertainty in these estimates exists due to the characteristics of the assumptions and facts used to generate these estimates. Changes to assumptions and estimates, as a result of new information that may arise about the facts and circumstances as of the Control Date could materially change the fair value estimates.

The Company recognized goodwill arising from the business acquisition. Goodwill is the residual value after allocating the fair value of KCS to the assets acquired and liabilities and non-controlling interest assumed. Through the measurement period, there may be adjustments to the fair value of these assets and liabilities as a result of new information obtained about facts and circumstances that existed as of the Control Date that, if known at that time, would have affected the amounts recognized as of the Control Date. Any changes to the fair value of the asset and liabilities in the measurement period will result in changes in the value of goodwill.

The table below outlines changes in those key estimates that management believes could result from new and more precise information relating to facts and conditions at the Control Date. The table includes estimates of the related impacts to the provisional fair values:

(in billions of dollars, except percentages)	Provisional Estimate at Control Date	Sensitivity Range		Value Range
Previously held equity investment in KCS	$37.2
Revenue growth rate		-1%	1%	$36.2	$38.3
Terminal EBITDA multiple		-0.5x	0.5x	$35.6	$38.8
EBITDA margin		-1%	1%	$36.7	$37.8
Discount rate		-1%	1%	$38.9	$35.6

Intangible assets including Mexican concession(1)	$12.2
Terminal growth rate		-0.5%	0.5%	$11.4	$13.1
Discount rate		-1%	1%	$14.4	$10.6

Mexican concession(1)	$9.2
Renewal probability of Mexican concession(1)		-10%	10%	$8.9	$9.4
(1) Concession rights and related assets held under the terms of a concession from the Mexican government are presented with acquired Properties.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, "project", "estimate", "forecast", “plan”, "intend", "target", “will”, “outlook”, "guidance", “should” or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure without unreasonable efforts, due to unknown variables and uncertainty related to future results.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements relating, but not limited to, statements concerning the Company’s expected impacts resulting from changes in the U.S. dollar and Mexican peso exchange rates relative to the Canadian dollar, and the effective tax rate, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, and statements regarding future payments including income taxes.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; financial guidance for 2023; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; and the satisfaction by third parties of their obligations to the Company. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

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

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies; general North American and global economic, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; changes in commodity prices; uncertainty surrounding timing and volumes of commodities being shipped via the Company; inflation; geopolitical instability; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; uncertainties of investigations, proceedings or other types of claims and litigation; labour disputes; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; climate change; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; and the outbreak of a pandemic or contagious disease and the resulting effects on economic conditions, the demand environment for logistics requirements and energy prices, restrictions imposed by public health authorities or governments, fiscal and monetary policy responses by governments and financial institutions, and disruptions to global supply chains. The foregoing list of factors is not exhaustive.

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

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose the Company to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at June 30, 2023, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of June 30, 2023 would result in an increase of approximately $1.9 billion to the fair value of the Company's debt as at June 30, 2023 (June 30, 2022 - approximately $1.6 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 13 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than related to the acquisition of KCS, there were no changes in internal controls over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will continue the process of integrating internal controls over financial reporting throughout the remainder of the year.

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

Risks related to Operations in Mexico

The Mexican Concession of CPKCM is subject to revocation or termination in certain circumstances, which would prevent CPKCM from conducting rail operations under the Concession and would have a material adverse effect on the Company’s consolidated financial statements. CPKCM operates under the Concession granted by the Mexican government until June 2047, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives CPKCM exclusive rights to provide freight transportation services over its rail lines through 2037 (the first 40 years of the 50-year Concession), subject to certain trackage and haulage rights granted to other concessionaires.

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

The Company’s ownership of CPKCM and operations in Mexico subject it to Mexican economic and political risks. The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on CPKCM’s operations in particular. For example, CPKCM operations could be impacted with the introduction of new legislation or policies to regulate the railway industry, the energy market, or labor and tax conditions. The Company cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or CPKCM’s operations. For example, from time to time, social unrest in Mexico has resulted in service interruptions on CPKCM’s right of ways due to blockages from teachers’ protests. The Company’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico. For example, the Company has several tax contingencies including, multiple tax periods subject to current examination, audit assessments for the CPKCM 2009, 2010, 2013, 2014, and 2015 Mexico tax returns, and a receivable for refundable VAT. An adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements in a particular quarter or period. Tax contingencies are further discussed in Notes 4 and 16 of Item 1. Financial Statements, and within Exhibit 99.1 included in the Company's 2022 Annual Report on Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

In connection with the KCS transaction, the Company suspended share repurchases and did not have an active program as at June 30, 2023.

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

3.4
By-law No. 1, as amended, of Canadian Pacific Kansas City Limited (incorporated by reference to Exhibit 3.4 to Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2023, File No. 001-01342).

3.5
By-law No. 2 of Canadian Pacific Kansas City Limited (incorporated by reference to Exhibit 3.5 to Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2023, File No. 001-01342).

3.6
General By-law, as amended, of Canadian Pacific Railway Company, a wholly owned subsidiary of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 2 to Canadian Pacific Railway Limited’s Form 6-K filed with the Securities and Exchange Commission on May 22, 2009, File No. 001-01342).

4.1
Sixth Supplemental Indenture, dated as of April 19, 2023, by and among Canadian Pacific Railway Company, Canadian Pacific Kansas City Limited, as guarantor, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2023, File No. 001-01342)

10.1
Second Amended and Restated Credit Agreement, dated as of May 11, 2023, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Kansas City Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2023, File No. 001-01342)

10.2* **	Short Term Incentive Plan
10.3* **	Form of US Performance Share Units Notice of Grant and Grant Agreement
10.4* **	Form of Canadian Performance Share Units Notice of Grant and Grant Agreement
10.5* **	Form of US Stock Option Agreement
10.6* **	Form of Canadian Stock Option Agreement
10.7* **	Form of US Performance Share Units Notice of Grant and Grant Agreement (Synergy Award)
10.8* **	Form of Canadian Performance Share Units Notice of Grant and Grant Agreement (Synergy Award)
22.1*	List of Issuers and Guarantor Subsidiaries
31.1*	CEO Rule 13a-14(a) Certifications
31.2*	CFO Rule 13a-14(a) Certifications
32.1*	CEO Section 1350 Certifications
32.2*	CFO Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2023 and 2022; (ii) the Interim Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2023 and 2022; (iii) the Interim Consolidated Balance Sheets at June 30, 2023, and December 31, 2022; (iv) the Interim Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2023 and 2022; (v) the Interim Consolidated Statements of Changes in Equity for the second quarters and first six months ended June 30, 2023 and 2022; and (vi) the Notes to Interim Consolidated Financial Statements.
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

Date: July 27, 2023