Form 10-Q
period 2023-09-30
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2023-10-26
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 24, 2023, there were 931,790,690 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2023	2022	2023	2022
Revenues (Note 3)
Freight	$3,266	$2,264	$8,584	$6,214
Non-freight	73	48	195	138
Total revenues	3,339	2,312	8,779	6,352
Operating expenses
Compensation and benefits (Note 8)	598	393	1,695	1,154
Fuel	430	358	1,153	1,001
Materials (Note 8)	90	66	260	191
Equipment rents	91	33	201	97
Depreciation and amortization	451	213	1,086	634
Purchased services and other (Note 8, 16)	506	312	1,438	935
Total operating expenses	2,166	1,375	5,833	4,012

Operating income	1,173	937	2,946	2,340
Less:
Equity earnings of Kansas City Southern (Note 8, 9)	—	(221)	(230)	(627)
Other expense (Note 8)	13	7	36	13
Other components of net periodic benefit recovery (Note 14)	(85)	(102)	(254)	(304)
Net interest expense	207	166	565	486
Remeasurement loss of Kansas City Southern (Note 8)	—	—	7,175	—
Income (loss) before income tax expense (recovery)	1,038	1,087	(4,346)	2,772
Less:
Current income tax expense (Note 4)	255	158	674	375
Deferred income tax expense (recovery) (Note 4)	3	38	(7,925)	151
Income tax expense (recovery) (Note 4)	258	196	(7,251)	526
Net income	$780	$891	$2,905	$2,246
Less: Net income attributable to non-controlling interest	—	—	1	—
Net income attributable to controlling shareholders	$780	$891	$2,904	$2,246

Earnings per share (Note 5)
Basic earnings per share	$0.84	$0.96	$3.12	$2.42
Diluted earnings per share	$0.84	$0.96	$3.11	$2.41

Weighted-average number of shares (millions) (Note 5)
Basic	931.5	930.0	931.1	929.9
Diluted	933.9	932.9	933.7	932.8

Dividends declared per share	$0.19	$0.19	$0.57	$0.57
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2023	2022	2023	2022
Net income	$780	$891	$2,905	$2,246
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	605	1,565	(33)	1,948
Change in derivatives designated as cash flow hedges	2	2	5	5
Change in pension and post-retirement defined benefit plans	8	22	13	99
Equity accounted investments	—	47	7	182
Other comprehensive income (loss) before income taxes	615	1,636	(8)	2,234
Income tax recovery (expense) on above items	15	36	(5)	2
Other comprehensive income (loss) (Note 6)	630	1,672	(13)	2,236
Comprehensive income	$1,410	$2,563	$2,892	$4,482
Comprehensive income attributable to the non-controlling interest	20	—	13	—
Comprehensive income attributable to controlling shareholders	$1,390	$2,563	$2,879	$4,482
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2023	2022
Assets
Current assets
Cash and cash equivalents	$294	$451
Accounts receivable, net (Note 7)	1,852	1,016
Short-term investments (Note 12)	273	—
Materials and supplies	398	284
Other current assets	252	138
	3,069	1,889
Investment in Kansas City Southern (Note 9)	—	45,091
Investments	549	223
Properties	52,258	22,385
Goodwill (Note 10)	18,147	344
Intangible assets (Note 11)	3,061	42
Pension asset	3,345	3,101
Other assets	568	420
Total assets	$80,997	$73,495
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,605	$1,703
Long-term debt maturing within one year (Note 12, 13)	1,784	1,510
	4,389	3,213
Pension and other benefit liabilities	568	538
Other long-term liabilities	799	520
Long-term debt (Note 12, 13)	21,762	18,141
Deferred income taxes	11,224	12,197
Total liabilities	38,742	34,609
Shareholders’ equity
Share capital	25,579	25,516
Additional paid-in capital	90	78
Accumulated other comprehensive income (Note 6)	66	91
Retained earnings	15,575	13,201
	41,310	38,886
Non-controlling interest (Note 8)	945	—
Total equity	42,255	38,886
Total liabilities and equity	$80,997	$73,495
Certain of the comparative figures have been reclassified in order to be consistent with the 2023 presentation (Note 8).
See Contingencies (Note 16).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2023	2022	2023	2022
Operating activities
Net income	$780	$891	$2,905	$2,246
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	451	213	1,086	634
Deferred income tax expense (recovery) (Note 4)	3	38	(7,925)	151
Pension recovery and funding (Note 14)	(76)	(74)	(231)	(218)
Equity earnings of Kansas City Southern (Note 8, 9)	—	(221)	(230)	(627)
Remeasurement loss of Kansas City Southern (Note 8)	—	—	7,175	—
Dividend from Kansas City Southern (Note 9)	—	259	300	593
Settlement of Mexican tax audits (Note 4)	(75)	—	(75)	—
Other operating activities, net	11	(3)	(8)	(102)
Change in non-cash working capital balances related to operations	(67)	(1)	(196)	(255)
Cash provided by operating activities	1,027	1,102	2,801	2,422
Investing activities
Additions to properties	(733)	(422)	(1,767)	(1,018)
Additions to Meridian Speedway properties	(19)	—	(27)	—
Proceeds from sale of properties and other assets	12	11	28	37
Cash acquired on control of Kansas City Southern (Note 8)	—	—	298	—
Investment in government securities (Note 12)	—	—	(267)	—
Other	(2)	1	(26)	3
Cash used in investing activities	(742)	(410)	(1,761)	(978)
Financing activities
Dividends paid	(177)	(177)	(530)	(530)
Issuance of Common Shares	13	9	50	18
Repayment of long-term debt, excluding commercial paper (Note 12)	(12)	(7)	(1,108)	(559)
Repayment of term loan	—	(504)	—	(636)
Net repayment (issuance) of commercial paper (Note 12)	(147)	(42)	403	298
Acquisition-related financing fees (Note 12)	(2)	—	(17)	—
Other	1	—	—	—
Cash used in financing activities	(324)	(721)	(1,202)	(1,409)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	8	13	5	21
Cash position
(Decrease) increase in cash, cash equivalents, and restricted cash	(31)	(16)	(157)	56
Cash, cash equivalents, and restricted cash at beginning of period	325	154	451	82
Cash and cash equivalents at end of period	$294	$138	$294	$138

Supplemental disclosures of cash flow information:
Income taxes paid	$205	$67	$648	$319
Interest paid	$152	$148	$570	$467
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended September 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive (loss) Income	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at July 1, 2023	931.4	$25,563	$88	$(544)	$14,972	$40,079	$925	$41,004
Net income	—	—	—	—	780	780	—	780
Other comprehensive income (Note 6)	—	—	—	610	—	610	20	630
Dividends declared ($0.19 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	5	—	—	5	—	5
Shares issued under stock option plan	0.3	16	(3)	—	—	13	—	13
Balance as at September 30, 2023	931.7	$25,579	$90	$66	$15,575	$41,310	$945	$42,255
Balance as at July 1, 2022	930.0	$25,488	$73	$(1,539)	$11,392	$35,414	$—	$35,414
Net income	—	—	—	—	891	891	—	891
Other comprehensive income (Note 6)	—	—	—	1,672	—	1,672	—	1,672
Dividends declared ($0.19 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	5	—	—	5	—	5
Shares issued under stock option plan	0.1	10	(1)	—	—	9	—	9
Balance as at September 30, 2022	930.1	$25,498	$77	$133	$12,106	$37,814	$—	$37,814

	For the nine months ended September 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance at January 1, 2023	930.5	$25,516	$78	$91	$13,201	$38,886	$—	$38,886
Net income	—	—	—	—	2,904	2,904	1	2,905
Other comprehensive (loss) income (Note 6)	—	—	—	(25)	—	(25)	12	(13)
Dividends declared ($0.57 per share)	—	—	—	—	(530)	(530)	—	(530)
Effect of stock-based compensation expense	—	—	24	—	—	24	—	24
Shares issued under stock option plan	1.2	63	(12)	—	—	51	—	51
Non-controlling interest in connection with business acquisition	—	—	—	—	—	—	932	932
Balance as at September 30, 2023	931.7	$25,579	$90	$66	$15,575	$41,310	$945	$42,255
Balance at January 1, 2022	929.7	$25,475	$66	$(2,103)	$10,391	$33,829	$—	$33,829
Net income	—	—	—	—	2,246	2,246	—	2,246
Other comprehensive income (Note 6)	—	—	—	2,236	—	2,236	—	2,236
Dividends declared ($0.57 per share)	—	—	—	—	(531)	(531)	—	(531)
Effect of stock-based compensation expense	—	—	17	—	—	17	—	17
Shares issued for Kansas City Southern acquisition	—	—	(2)	—	—	(2)	—	(2)
Shares issued under stock option plan	0.4	23	(4)	—	—	19	—	19
Balance as at September 30, 2022	930.1	$25,498	$77	$133	$12,106	$37,814	$—	$37,814
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

Future changes

All accounting pronouncements recently issued, but not effective until after September 30, 2023, have been assessed and are not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

3    Revenues

The following table disaggregates the Company’s revenues from contracts with customers by major source:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2023	2022	2023	2022
Freight
Grain	$600	$391	$1,652	$1,121
Coal	229	156	603	458
Potash	133	170	409	445
Fertilizers and sulphur	91	81	276	244
Forest products	199	109	489	299
Energy, chemicals and plastics	643	360	1,584	1,010
Metals, minerals and consumer products	455	246	1,128	655
Automotive	266	111	648	322
Intermodal	650	640	1,795	1,660
Total freight revenues	3,266	2,264	8,584	6,214
Non-freight excluding leasing revenues	39	28	105	77
Revenues from contracts with customers	3,305	2,292	8,689	6,291
Leasing revenues	34	20	90	61
Total revenues	$3,339	$2,312	$8,779	$6,352

4    Income taxes

During the three months ended September 30, 2023, legislation was enacted to decrease the Iowa and Arkansas state corporate income tax rates. As a result of these changes, the Company recorded a deferred tax recovery of $14 million related to the revaluation of deferred income tax balances.

During the three months ended September 30, 2022, legislation was enacted to decrease the Iowa state corporate income tax rate. As a result of this change, the Company recorded a deferred tax recovery of $12 million related to the revaluation of deferred income tax balances.

The effective tax rates including discrete items for the three and nine months ended September 30, 2023 were 24.88% and 166.83%, respectively, compared to 18.01% and 18.97%, respectively for the same periods of 2022.

For the three months ended September 30, 2023, the effective tax rate was 24.96%, excluding the discrete items of amortization of business acquisition fair value adjustments of $87 million, acquisition-related costs incurred by CPKC of $24 million, a tax settlement with the Servicio de Administración Tributaria ("SAT”) (Mexican tax authority) in relation to taxation years for which audits have closed and an estimated reserve for potential future audit settlements totaling $15 million (see further discussion within the Mexican Tax Audits section below), and a deferred tax recovery of $14 million on state corporate income tax rate changes as mentioned above.

For the three months ended September 30, 2022, the effective tax rate was 24.25%, excluding the discrete items of the equity earnings of KCS of $221 million, acquisition-related costs incurred by CPKC of $18 million, a deferred tax recovery of $12 million on state corporate income tax rate changes as mentioned above, and an outside basis deferred tax recovery of $9 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment.

For the nine months ended September 30, 2023, the effective tax rate was 24.91%, excluding the discrete items of the reversal of the deferred tax liability on the outside basis difference of the investment in KCS of $7,832 million upon acquiring control (see Note 8), remeasurement loss of KCS of $7,175 million (see Note 8), the equity earnings of KCS of $230 million, amortization of business acquisition fair value adjustments of $162 million, acquisition-related costs incurred by CPKC of $158 million, revaluation of deferred income tax balances on unitary state apportionment changes of $51 million, an outside basis deferred tax recovery of $23 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment, a tax settlement with the SAT in relation to taxation years for which audits have closed and an estimated settlement for potential future audit settlements totaling $15 million (see further discussion within Mexican Tax Audits section below), and a deferred tax recovery of $14 million on state corporate income tax rate changes as mentioned above.

For the nine months ended September 30, 2022, the effective tax rate was 24.25%, excluding the discrete items of the equity earnings of KCS of $627 million, acquisition-related costs incurred by CPKC of $57 million, a deferred tax recovery of $12 million on state corporate income tax rate changes as mentioned above, and an outside basis deferred tax expense of $8 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment.

Mexican Tax Audits

Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") closed audit examinations with the SAT for the tax years 2016-2020 in September 2023. The audit examinations were for corporate income tax and value added tax (“VAT”). The settlement of these audits resulted in a payment of $75 million in September and a $16 million reduction to the April 14, 2023 refundable VAT balance, which was classified within "Accounts receivable, net". The settlements primarily resulted in an increase to "Goodwill" (see Note 8) and an "Income tax expense" of $9 million. The estimated impact of potential future audit settlements were substantially reserved as of September 30, 2023, which included a reduction to the April 14, 2023 VAT balance of $9 million and an income tax expense of $6 million.

Mexican Value Added Tax

CPKCM is not required to charge its customers VAT on international import or export transportation services, which prior to 2022 resulted in CPKCM paying more VAT on its expenses than it collected from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, Mexican companies could offset their monthly refundable VAT balance with other tax obligations. In January 2019, Mexican tax reform eliminated the ability to offset other tax obligations with refundable VAT. From 2019 through 2021, CPKCM generated a refundable VAT balance and filed refund claims with the SAT, which have not been fully recovered or settled.

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

As of September 30, 2023 and April 14, 2023, the CPKCM refundable VAT balance was $10 million and $55 million, respectively. There was a $25 million reduction to the April 14, 2023 VAT balance as a result of the Mexican Tax Audit settlements as discussed above. The settlement resulted in impacts to "Goodwill" (see Note 8) and the refundable VAT balance at April 14, 2023. CPKCM has prior favourable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable. CPKCM expects to recover the refundable VAT balance as VAT billed to customers exceeds creditable VAT charged by vendors.

5    Earnings per share

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to controlling shareholders	$780	$891	$2,904	$2,246
Weighted-average basic shares outstanding	931.5	930.0	931.1	929.9
Dilutive effect of stock options	2.4	2.9	2.6	2.9
Weighted-average diluted shares outstanding	933.9	932.9	933.7	932.8
Earnings per share - basic	$0.84	$0.96	$3.12	$2.42
Earnings per share - diluted	$0.84	$0.96	$3.11	$2.41

For the three and nine months ended September 30, 2023, there were 0.3 million and 0.3 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and nine months ended September 30, 2022 - nil and 0.3 million, respectively).

6    Changes in Accumulated other comprehensive income ("AOCI") by component

	For the three months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)(2)	Derivatives(1)(2)	Pension and post- retirement defined benefit plans(1)(2)	Equity accounted investments(1)(2)	Total(1)(2)
Opening balance, July 1, 2023	$857	$2	$(1,406)	$3	$(544)
Other comprehensive income before reclassifications	603	—	—	—	603
Amounts reclassified from accumulated other comprehensive income	—	1	6	—	7
Net other comprehensive income	603	1	6	—	610
Closing balance, September 30, 2023	$1,460	$3	$(1,400)	$3	$66
Opening balance, July 1, 2022	$217	$(2)	$(1,856)	$102	$(1,539)
Other comprehensive income (loss) before reclassifications	1,618	—	(14)	37	1,641
Amounts reclassified from accumulated other comprehensive income	—	1	30	—	31
Net other comprehensive income	1,618	1	16	37	1,672
Closing balance, September 30, 2022	$1,835	$(1)	$(1,840)	$139	$133
(1)Amounts are presented net of tax.
(2)Amounts presented are those attributable to common shareholders.

	For the nine months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities(1)(2)	Derivatives(1)(2)	Pension and post- retirement defined benefit plans(1)(2)	Equity accounted investments(1)(2)	Total(1)(2)
Opening balance, January 1, 2023	$1,505	$—	$(1,410)	$(4)	$91
Other comprehensive (loss) income before reclassifications	(45)	—	(9)	6	(48)
Amounts reclassified from accumulated other comprehensive income	—	3	19	1	23
Net other comprehensive (loss) income	(45)	3	10	7	(25)
Closing balance, September 30, 2023	$1,460	$3	$(1,400)	$3	$66
Opening balance, January 1, 2022	$(182)	$(4)	$(1,915)	$(2)	$(2,103)
Other comprehensive income (loss) before reclassifications	2,017	—	(14)	140	2,143
Amounts reclassified from accumulated other comprehensive income	—	3	89	1	93
Net other comprehensive income	2,017	3	75	141	2,236
Closing balance, September 30, 2022	$1,835	$(1)	$(1,840)	$139	$133
(1)Amounts are presented net of tax.
(2)Amounts presented are those attributable to common shareholders.

7    Accounts receivable, net

(in millions of Canadian dollars)	As at September 30, 2023	As at December 31, 2022
Total accounts receivable	$1,930	$1,057
Allowance for credit losses	(78)	(41)
Total accounts receivable, net	$1,852	$1,016

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

During the measurement period, the Company will finalize its allocation of the Control Date fair value of KCS to the acquired assets and assumed liabilities and non-controlling interest to reflect additional information which may become available as to facts and circumstances as of the Control Date. Measurement uncertainty existed at the Control date with respect to, but not limited to, property plant and equipment, materials and supplies, environmental, legal, personal injury and other contingent liabilities, deferred income taxes, uncertain tax positions and other tax assets or liabilities, pensions and other benefits and other assets and liabilities. During the measurement period, this uncertainty may be resolved due to new information being obtained about facts and circumstances that existed as of the Control Date that, if known, would have affected the amounts recognized for assets and liabilities as of the Control Date. The following table summarizes the preliminary purchase price allocation with the amounts recognized in respect of the identifiable assets acquired and liabilities and non-controlling interest assumed on the Control Date, as well as the fair value of the previously held equity interest in KCS, and reflects the measurement period adjustments recorded during the third quarter:

(in millions of Canadian dollars)	Reported at June 30, 2023	Measurement period adjustments	Reported at September 30, 2023
Net assets acquired:
Cash and cash equivalents	$298	$—	$298
Net working capital	51	(115)	(64)
Properties	28,748	1	28,749
Intangible assets	3,022	—	3,022
Other long-term assets	496	(1)	495
Long-term debt	(4,545)	—	(4,545)
Deferred income taxes	(6,984)	12	(6,972)
Other long-term liabilities	(406)	3	(403)
Total identifiable net assets	$20,680	$(100)	$20,580
Goodwill	17,491	100	17,591
	$38,171	$—	$38,171
Consideration:
Fair value of previously held equity method investment	$37,227	$—	$37,227
Intercompany net balances acquired	12	—	12
Fair value of non-controlling interest	932	—	932
Total	$38,171	$—	$38,171

During the three months ended September 30, 2023, measurement period adjustments were recorded as a result of new information that was obtained about facts and circumstances of certain KCS assets and liabilities at the Control date. The new information was primarily in relation to CPKCM’s VAT assets and liabilities, discussed further in Note 4. These adjustments to the balance sheet had a negligible impact to income in the third quarter of 2023. The Company continues to assess the facts and circumstances relating to the acquired assets and assumed liabilities of KCS at the Control Date.

Acquired cash and cash equivalents of $298 million are presented as an investing activity on the Company's Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2023.

The fair value of net working capital acquired included trade receivables of $698 million and accounts payable and accrued liabilities of $943 million.

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

The excess of the total consideration, over the amounts allocated to acquired assets and assumed liabilities and the non-controlling interest recognized, was recognized as goodwill of $17,591 million. All of the goodwill has been assigned to the rail transportation segment. None of the goodwill is expected to be deductible for income tax purposes.

The Interim Consolidated Statements of Income for the three and nine months ended September 30, 2023 included revenue of $1,208 million and $2,206 million and net income attributable to controlling shareholders of $224 million and $362 million from KCS from the period of April 14, 2023 to September 30, 2023. On a pro forma basis, if the Company had consolidated KCS starting January 1, 2022, the revenue and earnings of the combined entity would be as follows for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(in millions of Canadian dollars)	KCS Historical(1)	Pro Forma CPKC	KCS Historical(1)	Pro Forma CPKC
Revenue	$—	$3,339	$1,152	$3,466
Net income attributable to controlling shareholders	—	780	263	861
(1) KCS's results were translated into Canadian dollars at the Bank of Canada daily exchange rate for the three months ended September 30, 2022 with effective exchange rate of $1.30.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(in millions of Canadian dollars)	KCS Historical(1)	Pro Forma CPKC	KCS Historical(1)	Pro Forma CPKC
Revenue	$1,351	$10,133	$3,216	$9,578
Net income attributable to controlling shareholders	280	2,151	748	2,879
(1) KCS's results were translated into Canadian dollars at the Bank of Canada daily exchange rate for the period from January 1 to April 13, 2023 and nine months ended September 30, 2022 with effective exchange rates of $1.35 and $1.28, respectively.

For the nine months ended September 30, 2023 and three and nine months ended September 30, 2022, the supplemental pro forma Net income attributable to controlling shareholders for the combined entity were adjusted for:
•the removal of the remeasurement loss of $7,175 million upon the derecognition of CPRL's previously held equity method investment in KCS from the three and nine months ended September 30, 2023, which included the reclassification of associated accumulated other comprehensive income to retained earnings; and recognition of this remeasurement loss in the three months ended March 31, 2022;
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
•the removal of equity earnings from KCS, previously held as an equity method investment prior to the Control Date, of $230 million, $221 million, and $627 million for the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, respectively;
•estimated transaction costs expected to be incurred by the Company; and
•income tax adjustments including:
◦the derecognition of a deferred tax recovery of $7,832 million for the nine months ended September 30, 2023 related to the elimination of the deferred tax liability on the outside basis difference of the investment in KCS; and recognition of this deferred tax recovery in the three months ended March 31, 2022;
◦the derecognition of a deferred tax recovery for the nine months ended September 30, 2023 on CPKC unitary state apportionment changes; and recognition of these CPKC unitary state apportionment changes in the three months ended March 31, 2022;
◦a deferred tax recovery prior to the Control Date on amortization of fair value adjustments to investments, properties, intangible assets and debt; and
◦a current tax recovery on transaction costs expected to be incurred by CPKC.

During the three and nine months ended September 30, 2023, the Company incurred $24 million and $158 million, in acquisition-related costs, respectively, of which:
•$1 million and $64 million were recorded in "Compensation and benefits" primarily related to severance costs, retention and synergy related incentive compensation costs;
•$22 million and $87 million were recorded within "Purchased services and other" including third party purchased services, and payments made to certain communities across the combined network to address the environmental and social impacts of increased traffic as required by voluntary agreements with communities and conditions imposed by the STB pursuant to the STB's final decision approving the Company and KCS's joint merger application, including, but not limited to, payments related to new crossings, closure of existing crossings and other infrastructure projects;
•$1 million and $1 million were recorded within "Materials"; and
•$nil and $6 million, were recorded within "Other expense".

Acquisition-related costs of $nil and $11 million incurred by KCS during the three and nine months ended September 30, 2023 were included within "Equity earnings of Kansas City Southern".

During the three and nine months ended September 30, 2022, the Company incurred $18 million and $57 million, in acquisition-related costs, respectively, recorded within "Purchased services and other". Acquisition-related costs of $12 million and

$39 million incurred by KCS during the three and nine months ended September 30, 2022 were included within "Equity earnings of Kansas City Southern".

9    Investment in KCS

On April 14, 2023 the Company assumed control of KCS and subsequently derecognized its previously held equity method investment in KCS of $44,402 million as of April 13, 2023 (December 31, 2022 - $45,091 million).

For the period January 1 to April 13, 2023, the Company recognized $230 million of equity earnings of KCS (nine months ended September 30, 2022 - $627 million), and received dividends from KCS for the period January 1 to April 13, 2023 of $300 million (nine months ended September 30, 2022 - $593 million). The foreign currency translation of the investment in KCS for the period January 1 to April 13, 2023, totaled a loss of $578 million (nine months ended September 30, 2022 - gain of $3,445 million). Included within the equity earnings of KCS recognized for the period January 1 to April 13, 2023 was amortization (net of tax) of basis differences of $48 million (nine months ended September 30, 2022 - $121 million). These basis differences relate to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and are amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments.

The following table presents summarized financial information for KCS, on its historical cost basis:

Statement of Income

(in millions of Canadian dollars)(1)	For the period January 1 to April 13, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Total revenues	$1,351	$1,152	$3,216
Total operating expenses	888	728	2,024
Operating income	463	424	1,192
Less: Other(2)	83	67	164
Income before income taxes	380	357	1,028
Net income	$280	$263	$748
(1) Amounts translated at the average FX rate for the three months ended September 30, 2022 of $1.00 USD = $1.30 CAD. Also, for the period January 1 to April 13, 2023 and nine months ended September 30, 2022 of $1.00 USD= $1.35 CAD and $1.00 USD = $1.28 CAD, respectively.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

10    Goodwill

(in millions of Canadian dollars)	Net carrying amount
Balance as at December 31, 2022	$344
Additions (Note 8)	17,591
Foreign exchange impact	212
Balance as at September 30, 2023	$18,147

Additions to Goodwill in 2023 represents the excess of the purchase price over the estimated fair value of net assets acquired in the business acquisition of KCS. The goodwill represents future growth opportunities, synergies and an assembled workforce.

11    Intangible assets

(in millions of Canadian dollars)	Cost	Accumulated amortization	Net carrying amount
Balance as at December 31, 2022	$66	$(24)	$42
Additions (Note 8)	3,022	—	3,022
Amortization	—	(40)	(40)
Foreign exchange impact	37	—	37
Balance as at September 30, 2023	$3,125	$(64)	$3,061

12    Debt

During the nine months ended September 30, 2023, the Company repaid U.S. $350 million ($479 million) 4.450% 12.5-year Notes at maturity, and U.S. $439 million ($592 million) of 3.00% 10-year Senior Notes at maturity by release of funds from the trustee as discussed below in “Satisfaction and Discharge of KCS 2023 Notes”.

Credit facility

Effective May 11, 2023, the Company entered into a second amended and restated credit agreement to extend the maturity dates and increase the total amount available under the facility. The amended revolving credit facility increased the aggregate commitments under the second amended and restated credit agreement from U.S. $1.3 billion to U.S. $2.2 billion, and extended the maturity dates of the five year facility and two year facility from September 27, 2026 to May 11, 2028, and September 27, 2023 to May 11, 2025, respectively. As at September 30, 2023, the revolving credit facility was undrawn (December 31, 2022 - undrawn). The Company also terminated the legacy KCS credit facility effective May 11, 2023.

Commercial paper program

The Company has a commercial paper program which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. On July 12, 2023, the Company increased the maximum aggregate principal amount of commercial paper available to be issued from U.S. $1.0 billion to U.S $1.5 billion. This commercial paper program is backed by the U.S. $2.2 billion revolving credit facility. As at September 30, 2023, the Company had total commercial paper borrowings outstanding of U.S. $300 million ($406 million) included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2022 - $nil). The weighted-average interest rate on these borrowings as at September 30, 2023 was 5.54%. The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows on a net basis. The Company also terminated the legacy KCS commercial paper program effective May 19, 2023.

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

The debt exchange was accounted for as a modification of debt as the financial terms of the CPRC Notes do not differ from the Old Notes of KCS and there is no substantial difference between the present value of cash flows under each respective set of notes. During the three and nine months ended September 30, 2023, the Company incurred $nil and $12 million, respectively of costs associated with the debt exchange, recorded within "Other expense". These charges, along with amounts paid to noteholders upon execution of the debt exchange in the second quarter of 2023, totalling $2 million and $17 million for the three and nine months ended September 30, 2023 respectively, have been classified as "Acquisition-related financing fees" within the Company's Interim Consolidated Statements of Cash Flows.

Satisfaction and Discharge of KCS 2023 Notes

On April 24, 2023, KCS irrevocably deposited U.S. $647 million of non-callable government securities ("Treasury notes") with the trustee of two series of notes that mature in 2023 and were not included within the KCS debt exchange (the "KCS 2023 Notes") to satisfy and discharge KCS's obligations under the KCS 2023 Notes. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the KCS 2023 Notes have been terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. The Company utilized existing cash resources and issuances of commercial paper to fund the satisfaction and discharge. On May 15, 2023 the U.S. $439 million 3.00% Senior Notes were repaid by release of funds from the trustee. The remaining KCS 2023 Notes as well as the short-term investment in Treasury notes will be reported on the Company’s Interim Consolidated Balance Sheets until their maturity date. The balance of principal and interest outstanding as of September 30, 2023 on the 3.85% Senior Notes maturing November 2023 was U.S. $202 million. In the Company's Interim Consolidated Statements of Cash Flows, the government securities of U.S. $447 million ($600 million) purchased towards the settlement of the May maturity were treated as a cash equivalent, with settlement ultimately presented within financing activities as a repayment of long-term debt; the purchase of government securities of U.S. $198 million ($267 million) towards the settlement of the November maturity was presented within investing activities. This transaction, along with the debt exchange mentioned above, relieved KCS from continuous disclosure obligations.

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

The Company’s short-term financial instruments may include cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued liabilities, and short-term borrowings including commercial paper and term loans. The carrying values of short-term financial instruments approximate their fair values.

The carrying value of the Company’s long-term debt and finance lease liabilities does not approximate their fair value. Their estimated fair values have been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt and finance lease liabilities, including current maturities, with a carrying value of $23,140 million as at September 30, 2023 (December 31, 2022 - $19,651 million), had a fair value of $20,656 million (December 31, 2022 - $17,720 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge for the three and nine months ended September 30, 2023 was an unrealized FX loss of $163 million and $1 million, respectively (three and nine months ended September 30, 2022 - unrealized FX loss of $440 million and $558 million, respectively) recognized in “Other comprehensive income (loss)”.

Foreign currency derivative instruments
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican pesos. The Company also has net monetary assets denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other expense". The Company has hedged its net exposure to Mexican peso/U.S dollar fluctuations in earnings with foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.

As at September 30, 2023, the Company had outstanding foreign currency forward contracts to purchase a notional value of U.S. $215 million. These outstanding contracts are at a weighted-average exchange rate of Ps.20.61 per U.S. $1.00, and have a term of less than one year. The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in "Other expense". The cash flows associated with these instruments are classified as "Operating activities" within the Interim Consolidated Statements of Cash Flows.

During the three months ended September 30, 2023, the Company recorded a loss of $nil related to foreign exchange currency forwards. Following the acquisition of control of KCS on April 14, 2023 and through the period ended September 30, 2023, the Company recorded a loss of $24 million related to foreign exchange currency forwards. As at September 30, 2023, the fair value of outstanding foreign exchange contracts included in "Accounts payable and accrued liabilities" was $46 million.

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

14    Pension and other benefits

In the three and nine months ended September 30, 2023, the Company made contributions to its defined benefit pension plans of $4 million and $13 million, respectively (three and nine months ended September 30, 2022 - $5 million and $12 million, respectively).

Net periodic benefit costs for defined benefit pension plans and other benefits included the following components:

	For the three months ended September 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2023	2022	2023	2022	2023	2022
Current service cost (benefits earned by employees)	$18	$37	$2	$3	$20	$40
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	122	95	5	4	127	99
Expected return on plan assets	(220)	(240)	—	—	(220)	(240)
Recognized net actuarial loss	8	39	—	—	8	39
Total other components of net periodic benefit (recovery) cost	(90)	(106)	5	4	(85)	(102)
Net periodic benefit (recovery) cost	$(72)	$(69)	$7	$7	$(65)	$(62)

	For the nine months ended September 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2023	2022	2023	2022	2023	2022
Current service cost (benefits earned by employees)	$53	$111	$7	$8	$60	$119
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	365	287	16	12	381	299
Expected return on plan assets	(661)	(719)	—	—	(661)	(719)
Recognized net actuarial loss	24	115	—	1	24	116
Amortization of prior service costs	1	—	1	—	2	—
Total other components of net periodic benefit (recovery) cost	(271)	(317)	17	13	(254)	(304)
Net periodic benefit (recovery) cost	$(218)	$(206)	$24	$21	$(194)	$(185)

15    Stock-based compensation

As at September 30, 2023, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and nine months ended September 30, 2023 of $13 million and $84 million, respectively (three and nine months ended September 30, 2022 - expense of $21 million and $67 million, respectively).

Stock option plans

In the nine months ended September 30, 2023, under the Company’s stock option plans, the Company issued 856,332 options at the weighted-average price of $105.82 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years.

Under the fair value method, the fair value of the stock options at grant date was approximately $26 million. The weighted-average fair value assumptions were approximately:

For the nine months ended September 30, 2023
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

Performance share unit plans

During the nine months ended September 30, 2023, the Company issued 891,411 Performance Share Units ("PSUs") with a grant date fair value of approximately $96 million and 26,333 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the value of expected future matching units, of approximately $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest approximately three to four years after the grant date, contingent upon the Company’s performance ("performance factor"). The fair value of these PSUs and PDSUs is measured periodically until settlement. Vested PSUs are settled in cash. Vested PDSUs are settled in cash pursuant to the Deferred Share Unit ("DSU") Plan and are eligible for a 25% match if the holder has not exceeded their share ownership requirements, and are paid out only when the holder ceases their employment with the Company.

The performance period for 544,175 PSUs and all PDSUs issued in the nine months ended September 30, 2023 is January 1, 2023 to December 31, 2025 and the performance factors are Free Cash Flow ("FCF"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index. The performance period for the remaining 347,236 PSUs is April 28, 2023 to December 1, 2026 and the performance factors are annualized earnings before interest, tax, depreciation, and amortization ("EBITDA"), and TSR compared to Class I Railways.

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

16    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at September 30, 2023 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court has not provided any indication of how the damages, which are currently estimated to total approximately $215 million, should be apportioned between the Company and Alberta. As a result, at this time, the Company cannot reasonably estimate the amount of damages for which it is liable under the ruling of the Court. The Company has filed an appeal of the Court’s decision.

2014 Tax Assessment

On April 13, 2022, the SAT issued an assessment to CPKCM, a wholly-owned subsidiary of the Company, for Ps.5,525 million ($424 million) for the fiscal year 2014, which included inflation, interest, and penalties. On July 7, 2022, CPKCM filed with the SAT an administrative challenge (recurso de revocación) against the assessment. On September 26, 2022, the SAT withdrew the administrative challenge. On November 10, 2022, CPKCM filed an administrative lawsuit against the withdrawal of the administrative challenge. As part of the lawsuit, CPKCM asked the Court for an injunction to avoid the collection by the SAT of the 2014 assessment. On December 7, 2022, the Administrative Court admitted the annulment lawsuit filed by CPKCM. On February 10, 2023, the SAT filed its response to the lawsuit. On March 15, 2023, the lawsuit was opened to the evidentiary stage. On September 30, 2023, the evidentiary stage was closed. On October 19, 2023, CPKCM filed their final arguments with the Court. The SAT had until October 23, 2023, to file their final arguments to the Court. A resolution from the Administrative Court is expected by the first quarter of 2024. The decision from the Administrative Court may be appealed by CPKCM or the SAT.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three and nine months ended September 30, 2023 was $2 million and $6 million, respectively (three and nine months ended September 30, 2022 - $1 million and $5 million, respectively). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”. The total amount provided as at September 30, 2023 was $231 million (December 31, 2022 - $83 million) including liabilities recognized with the acquisition of KCS. Payments are expected to be made over 10 years through 2032.

2023 Business Interruption Insurance Settlement

During the third quarter of 2023, the Company realized gain contingencies of $51 million recorded to "Purchased services and other", as a result of settlements reached with insurers for business interruption losses incurred by the Company related to wildfires and floods in B.C.in 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes for the three and nine months ended September 30, 2023 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2022 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Third Quarter of 2023 Results

•Financial performance - In the third quarter of 2023, the Company reported Diluted earnings per share ("EPS") of $0.84, a decrease of 13% compared to the same period of 2022. Core adjusted combined diluted EPS was $0.92, a decrease of 9% compared to the same period of 2022. The Company reported an Operating ratio of 64.9%, a 540 basis point increase compared to the same period of 2022. Core adjusted combined operating ratio was 61.7%, a 190 basis point increase compared to the same period of 2022. Core adjusted combined diluted EPS and Core adjusted combined operating ratio are defined and reconciled in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the third quarter of 2023, net income from KCS was $224 million compared to KCS equity earnings of $221 million in the same period of 2022. The higher overall contribution from KCS was primarily due to a decrease in net interest expense as a result of the completion of the debt exchange as described in Prior Developments below, partially offset by the unfavourable impact of changes in fuel prices. In the third quarter of 2023, KCS contributed $328 million to Operating income, which increased CPKC's operating ratio by 4.6%.

•Total revenues - Total revenues increased by 44% in the third quarter of 2023 to $3,339 million, compared to the same period of 2022. This increase was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of Grain, partially offset by lower volumes of Potash, Intermodal, crude and frac sand.

Prior Developments

•On June 28, 2023, CPKC, CSX Corporation ("CSX"), and Genesee & Wyoming Inc. ("G&W") announced they have reached agreements that, when completed, will create a new direct CPKC-CSX interchange connection in Alabama. As part of the series of proposed transactions, CPKC and CSX will each acquire or operate portions of Meridian & Bigbee Railroad, L.L.C., a G&W-owned railway in Mississippi and Alabama, to establish a new freight corridor for shippers that connects Mexico and Texas with the U.S. Southeast. Certain portions of the transactions are subject to regulatory review and approval from, or exemption by, the U.S. STB.

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

•On March 17, 2023, the Company announced the executive leadership team that will lead CPKC.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2023	2022	% Change	2023	2022	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	90,987	68,482	33	247,086	199,512	24
Train miles (thousands)	10,979	7,237	52	28,813	21,390	35
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.036	0.927	12	1.019	0.949	7
Total employees (average)	20,310	13,004	56	17,608	12,427	42

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the third quarter of 2023 was primarily due to the impact of the KCS acquisition and higher volumes of Grain, partially offset by lower volumes of Potash, Intermodal and crude.

The increase in GTMs in the first nine months of 2023 was primarily due to the impact of the KCS acquisition and higher volumes of Canadian grain, partially offset by lower volumes of U.S. grain, Potash, and crude.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicate improved train productivity. The increase in train miles in the third quarter of 2023 reflects the impact of a 33% increase in workload (GTMs), and a 12% decrease in average train weights, which was primarily due to the impact of the KCS acquisition.

The increase in train miles in the first nine months of 2023 reflected the impact of a 24% increase in workload (GTMs) and a 7% decrease in average train weights, which was primarily due to the impact of the KCS acquisition.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The decrease in fuel efficiency in the third quarter and in the first nine months of 2023 was due to a decrease in average train weights by 12% and 7% respectively, which was primarily due to the impact of the KCS acquisition.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs.

The average number of employees increased by 56% and 42% for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. The increase in the average number of employees was due to the acquisition of KCS and to support anticipated future volume growth.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as of, and for the three and nine months ended, September 30, 2023 and the comparative figures in 2022. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2023	2022	2023	2022
Financial Performance
Total revenues	$3,339	$2,312	$8,779	$6,352
Operating income	1,173	937	2,946	2,340
Net income attributable to controlling shareholders	780	891	2,904	2,246
Basic EPS	0.84	0.96	3.12	2.42
Diluted EPS	0.84	0.96	3.11	2.41
Core adjusted combined diluted EPS(1)	0.92	1.01	2.66	2.63
Dividends declared per share	0.19	0.19	0.57	0.57
Financial Ratios
Operating ratio(2)	64.9%	59.5%	66.4%	63.2%
Core adjusted combined operating ratio(1)	61.7%	59.8%	63.3%	62.0%
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

Results of Operations

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in freight revenues and certain variable expenses such as fuel, equipment rents, and crew costs. Non-freight revenue is generated from leasing of certain assets, interline switching fees, and other arrangements, including contracts with passenger service operators and logistical services.

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$3,266	$2,264	$1,002	44
Non-freight revenues (in millions)	73	48	25	52
Total revenues (in millions)	$3,339	$2,312	$1,027	44
Carloads (in thousands)	1,129.3	730.0	399.3	55
Revenue ton-miles (in millions)	49,320	37,569	11,751	31
Freight revenue per carload (in dollars)	$2,892	$3,101	$(209)	(7)
Freight revenue per revenue ton-mile (in cents)	6.62	6.03	0.59	10

Total Revenues
The increase in Freight revenues in the third quarter of 2023 was primarily due to the impact of the KCS acquisition of $1,187 million, higher freight rates, higher volumes of Grain, and the favourable impact of the change in FX, partially offset by lower volumes of Potash, Intermodal, and crude, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. The increase in Non-freight revenues was primarily due to the impact of the KCS acquisition of $21 million, higher leasing revenue, and higher revenue from passenger service operators.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the third quarter of 2023 was primarily due to the impact of the KCS acquisition and higher volumes of Grain, partially offset by lower volumes of Potash, Intermodal, and crude. Carloads have increased more than RTMs due to the impact of the acquisition of KCS, which has a shorter average length of haul.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM in the third quarter of 2023 was primarily due to the impact of the KCS acquisition, higher freight rates, and the favourable impact of the change in FX of $33 million, partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices of $142 million and lower intermodal ancillary revenue.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$8,584	$6,214	$2,370	38
Non-freight revenues (in millions)	195	138	57	41
Total revenues (in millions)	$8,779	$6,352	$2,427	38
Carloads (in thousands)	2,878.5	2,068.4	810.1	39
Revenue ton-miles (in millions)	134,229	109,355	24,874	23
Freight revenue per carload (in dollars)	$2,982	$3,004	$(22)	(1)
Freight revenue per revenue ton-mile (in cents)	6.40	5.68	0.72	13

Total Revenues
The increase in Freight revenues in the first nine months of 2023 was primarily due to the impact of the KCS acquisition of $2,166 million, increased freight revenue per RTM, and higher volumes of Canadian grain, partially offset by lower volumes of U.S. grain, Potash, and crude. The increase in Non-freight revenues was primarily due to the impact of the KCS acquisition of $40 million, higher leasing revenue, higher interline switching fees, and higher revenue from passenger service operators.

RTMs
The increase in RTMs in the first nine months of 2023 was primarily due to the impact of the KCS acquisition and higher volumes of Canadian grain, partially offset by lower volumes of U.S. grain, Potash, and crude. Carloads have increased more than RTMs due to the impact of the KCS acquisition, which has a shorter average length of haul.

Freight Revenue per RTM
The increase in freight revenue per RTM in the first nine months of 2023 was primarily due to higher freight rates and the favourable impact of the change in FX of $160 million, partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices of $135 million.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $401 million in the third quarter of 2023, an increase of $8 million, or 2%, from $393 million in the same period of 2022. This increase was primarily due to the impact of the KCS acquisition and the favourable impact of the change in FX, partially offset by lower fuel prices and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program.

In the first nine months of 2023, fuel surcharge revenues were $1,116 million, an increase of $175 million, or 19%, from $941 million in the same period of 2022. This increase was primarily due to the impact of the KCS acquisition, the favourable impact from the timing of recoveries under the Company's fuel cost adjustment program, and the favourable impact of the change in FX, partially offset by lower fuel prices.

Lines of Business

Grain

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$600	$391	$209	53
Carloads (in thousands)	127.4	87.6	39.8	45
Revenue ton-miles (in millions)	12,284	7,577	4,707	62
Freight revenue per carload (in dollars)	$4,710	$4,463	$247	6
Freight revenue per revenue ton-mile (in cents)	4.88	5.16	(0.28)	(5)

The increase in Grain revenue in the third quarter of 2023 was primarily due to the impact of the KCS acquisition, higher volumes of Canadian grain to Thunder Bay, Ontario and Vancouver, British Columbia ("B.C.") due to prior year drought conditions that impacted the 2021-2022 crop size, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per RTM due to the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads due to moving higher volumes of Canadian grain to Vancouver, which has a longer length of haul.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$1,652	$1,121	$531	47
Carloads (in thousands)	349.2	255.4	93.8	37
Revenue ton-miles (in millions)	33,245	23,335	9,910	42
Freight revenue per carload (in dollars)	$4,731	$4,389	$342	8
Freight revenue per revenue ton-mile (in cents)	4.97	4.80	0.17	4

The increase in Grain revenue in the first nine months of 2023 was primarily due to the impact of the KCS acquisition, higher volumes of Canadian grain to Vancouver and Thunder Bay due to prior year drought conditions that impacted the 2021-2022 crop size, and increased freight revenue per RTM. This increase was partially offset by moving lower volumes of U.S. corn from the U.S. Midwest to western Canada primarily due to an improved Canadian harvest for the 2022-2023 crop year and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates. RTMs increased more than carloads due to moving higher volumes of Canadian grain to Vancouver, which has a longer length of haul.

Coal

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$229	$156	$73	47
Carloads (in thousands)	128.4	71.6	56.8	79
Revenue ton-miles (in millions)	6,081	3,857	2,224	58
Freight revenue per carload (in dollars)	$1,783	$2,179	$(396)	(18)
Freight revenue per revenue ton-mile (in cents)	3.77	4.04	(0.27)	(7)

The increase in Coal revenue in the third quarter of 2023 was primarily due to the impact of the KCS acquisition, higher volumes of Canadian coal to Vancouver as a result of prior year production challenges at the mines, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of Canadian coal to Kamloops, B.C. and decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$603	$458	$145	32
Carloads (in thousands)	315.6	213.2	102.4	48
Revenue ton-miles (in millions)	15,700	12,037	3,663	30
Freight revenue per carload (in dollars)	$1,911	$2,148	$(237)	(11)
Freight revenue per revenue ton-mile (in cents)	3.84	3.80	0.04	1

The increase in Coal revenue in the first nine months of 2023 was primarily due to the impact of the KCS acquisition, higher volumes of Canadian coal to Vancouver as a result of prior year production challenges at the mines, higher volumes of U.S. coal, higher volumes of Canadian coal to Thunder Bay, and increased freight revenue per RTM. This increase was partially offset by lower volumes of Canadian coal to Kamloops and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Potash

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$133	$170	$(37)	(22)
Carloads (in thousands)	34.9	45.7	(10.8)	(24)
Revenue ton-miles (in millions)	3,736	5,164	(1,428)	(28)
Freight revenue per carload (in dollars)	$3,811	$3,720	$91	2
Freight revenue per revenue ton-mile (in cents)	3.56	3.29	0.27	8

The decrease in Potash revenue in the third quarter of 2023 was primarily due to lower volumes of export potash to Vancouver as a result of the International Longshore and Warehouse Union's ("ILWU") strike in July, lower volumes of export potash to the U.S. Pacific Northwest as a result of an equipment failure at the Port of Portland, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by increased freight revenue per RTM, higher volumes of export potash to Chicago, Illinois and Kansas City, Missouri, and higher volumes of domestic potash. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs decreased more than carloads due to moving lower volumes of export potash, which has a longer length of haul.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$409	$445	$(36)	(8)
Carloads (in thousands)	111.6	125.1	(13.5)	(11)
Revenue ton-miles (in millions)	12,236	14,297	(2,061)	(14)
Freight revenue per carload (in dollars)	$3,665	$3,557	$108	3
Freight revenue per revenue ton-mile (in cents)	3.34	3.11	0.23	7

The decrease in Potash revenue in the first nine months of 2023 was primarily due to lower volumes of export potash to Vancouver as a result of the ILWU's strike in July, lower volumes of export potash to the U.S. Pacific Northwest as a result of an equipment failure at the Port of Portland, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by increased freight revenue per RTM and higher volumes of domestic potash. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs decreased more than carloads due to moving lower volumes of export potash, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$91	$81	$10	12
Carloads (in thousands)	15.4	14.9	0.5	3
Revenue ton-miles (in millions)	1,151	1,138	13	1
Freight revenue per carload (in dollars)	$5,909	$5,436	$473	9
Freight revenue per revenue ton-mile (in cents)	7.91	7.12	0.79	11

The increase in Fertilizers and sulphur revenue in the third quarter of 2023 was primarily due to increased freight revenue per RTM, the impact of the KCS acquisition, and higher volumes of wet fertilizers. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices and lower volumes of dry fertilizers. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$276	$244	$32	13
Carloads (in thousands)	47.6	46.8	0.8	2
Revenue ton-miles (in millions)	3,598	3,585	13	—
Freight revenue per carload (in dollars)	$5,798	$5,214	$584	11
Freight revenue per revenue ton-mile (in cents)	7.67	6.81	0.86	13

The increase in Fertilizers and sulphur revenue in the first nine months of 2023 was primarily due to increased freight revenue per RTM, the impact of the KCS acquisition, and higher volumes of wet fertilizers. This increase was partially offset by lower volumes of sulphur and dry fertilizers and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Forest Products

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$199	$109	$90	83
Carloads (in thousands)	37.0	18.5	18.5	100
Revenue ton-miles (in millions)	2,256	1,488	768	52
Freight revenue per carload (in dollars)	$5,378	$5,892	$(514)	(9)
Freight revenue per revenue ton-mile (in cents)	8.82	7.33	1.49	20

The increase in Forest products revenue in the third quarter of 2023 was primarily due to the impact of the KCS acquisition, higher freight rates, higher volumes of logs and poles, higher volumes of paperboard from Chicago to Alberta, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of lumber and panel products, lower volumes of pulp, lower volumes of newsprint from Saint John, New Brunswick, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$489	$299	$190	64
Carloads (in thousands)	89.5	55.3	34.2	62
Revenue ton-miles (in millions)	5,768	4,366	1,402	32
Freight revenue per carload (in dollars)	$5,464	$5,407	$57	1
Freight revenue per revenue ton-mile (in cents)	8.48	6.85	1.63	24

The increase in Forest products revenue in the first nine months of 2023 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of paperboard from Chicago to Alberta. This increase was partially offset by lower volumes of lumber and panel products, lower volumes of newsprint from Saint John, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Energy, Chemicals and Plastics

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$643	$360	$283	79
Carloads (in thousands)	139.0	75.1	63.9	85
Revenue ton-miles (in millions)	9,006	6,286	2,720	43
Freight revenue per carload (in dollars)	$4,626	$4,794	$(168)	(4)
Freight revenue per revenue ton-mile (in cents)	7.14	5.73	1.41	25

The increase in Energy, chemicals and plastics revenue in the third quarter of 2023 was primarily due to the KCS acquisition, higher volumes of other petroleum products and plastics, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of crude, liquified petroleum products ("L.P.G."), and biofuels, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$1,584	$1,010	$574	57
Carloads (in thousands)	341.7	221.2	120.5	54
Revenue ton-miles (in millions)	23,218	18,221	4,997	27
Freight revenue per carload (in dollars)	$4,636	$4,566	$70	2
Freight revenue per revenue ton-mile (in cents)	6.82	5.54	1.28	23

The increase in Energy, chemicals and plastics revenue in the first nine months of 2023 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of other petroleum products and plastics. This increase was partially offset by lower volumes of crude, L.P.G., and biofuels, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

Metals, Minerals and Consumer Products

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$455	$246	$209	85
Carloads (in thousands)	133.7	66.0	67.7	103
Revenue ton-miles (in millions)	5,279	3,225	2,054	64
Freight revenue per carload (in dollars)	$3,403	$3,727	$(324)	(9)
Freight revenue per revenue ton-mile (in cents)	8.62	7.63	0.99	13

The increase in Metals, minerals and consumer products revenue in the third quarter of 2023 was primarily due to the impact of the KCS acquisition, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices, lower volumes of frac sand to the Bakken and Permian Basin shale formations, and lower volumes of aggregates and food products.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$1,128	$655	$473	72
Carloads (in thousands)	324.8	187.2	137.6	74
Revenue ton-miles (in millions)	13,342	8,852	4,490	51
Freight revenue per carload (in dollars)	$3,473	$3,499	$(26)	(1)
Freight revenue per revenue ton-mile (in cents)	8.45	7.40	1.05	14

The increase in Metals, minerals and consumer products revenue in the first nine months of 2023 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of frac sand to the Bakken shale formation. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Automotive

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$266	$111	$155	140
Carloads (in thousands)	58.5	25.1	33.4	133
Revenue ton-miles (in millions)	1,029	418	611	146
Freight revenue per carload (in dollars)	$4,547	$4,422	$125	3
Freight revenue per revenue ton-mile (in cents)	25.85	26.56	(0.71)	(3)

The increase in Automotive revenue in the third quarter of 2023 was primarily due to the impact of the KCS acquisition, higher volumes from Chicago, Kansas City, various origins in Ontario, and Vancouver to various destinations in Canada, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. RTMs increased more than carloads due to moving higher volumes from Chicago, Kansas City, and Ontario to western Canada and higher volumes from Vancouver to eastern Canada, which have longer lengths of haul.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$648	$322	$326	101
Carloads (in thousands)	143.4	78.0	65.4	84
Revenue ton-miles (in millions)	2,507	1,308	1,199	92
Freight revenue per carload (in dollars)	$4,519	$4,128	$391	9
Freight revenue per revenue ton-mile (in cents)	25.85	24.62	1.23	5

The increase in Automotive revenue in the first nine months of 2023 was primarily due to the impact of the KCS acquisition, higher volumes from Chicago, Kansas City, various origins in Ontario, and Vancouver to various destinations in Canada partially due to prior year global supply chain challenges, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes from Chicago, Kansas City, and Ontario to western Canada and higher volumes from Vancouver to eastern Canada, which have longer lengths of haul.

Intermodal

For the three months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$650	$640	$10	2
Carloads (in thousands)	455.0	325.5	129.5	40
Revenue ton-miles (in millions)	8,498	8,416	82	1
Freight revenue per carload (in dollars)	$1,429	$1,966	$(537)	(27)
Freight revenue per revenue ton-mile (in cents)	7.65	7.60	0.05	1

The increase in Intermodal revenue in the third quarter of 2023 was primarily due to the impact of the KCS acquisition, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower international intermodal volumes to and from the Port of Vancouver as a result of the ILWU's strike in July and lower volumes to and from the Port of Saint John and the Port of Montreal, lower domestic intermodal volumes due to lower cross-border volumes between Canada and the U.S. and lower retail volumes, lower intermodal ancillary revenue, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices.

For the nine months ended September 30	2023	2022	Total Change	% Change
Freight revenues (in millions)	$1,795	$1,660	$135	8
Carloads (in thousands)	1,155.1	886.2	268.9	30
Revenue ton-miles (in millions)	24,615	23,354	1,261	5
Freight revenue per carload (in dollars)	$1,554	$1,873	$(319)	(17)
Freight revenue per revenue ton-mile (in cents)	7.29	7.11	0.18	3

The increase in Intermodal revenue in the first nine months of 2023 was primarily due to the impact of the KCS acquisition, higher international intermodal volumes due to onboarding a new customer, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower intermodal ancillary revenue, lower domestic intermodal volumes due to lower cross-border volumes between Canada and the U.S. and lower retail volumes, lower international intermodal volumes to and from the Port of Montreal, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices.

Operating Expenses

For the three months ended September 30 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Compensation and benefits	$598	$393	$205	52
Fuel	430	358	72	20
Materials	90	66	24	36
Equipment rents	91	33	58	176
Depreciation and amortization	451	213	238	112
Purchased services and other	506	312	194	62
Total operating expenses	$2,166	$1,375	$791	58

For the nine months ended September 30 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Compensation and benefits	$1,695	$1,154	$541	47
Fuel	1,153	1,001	152	15
Materials	260	191	69	36
Equipment rents	201	97	104	107
Depreciation and amortization	1,086	634	452	71
Purchased services and other	1,438	935	503	54
Total operating expenses	$5,833	$4,012	$1,821	45

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense in the third quarter of 2023 was primarily due to:
•the impact of the KCS acquisition of $210 million;
•the impact of wage and benefit inflation; and
•reduced labour efficiencies, including the impact of a reduction in train weights.

This increase was partially offset by:
•lower defined benefit pension current service cost of $19 million;
•the favourable impact of changes in share prices of $10 million on stock-based compensation; and
•decreased volume variable expense as a result of a decrease in workload as measured by GTMs.

The increase in Compensation and benefits expense in the first nine months of 2023 was primarily due to:
•the impact of the KCS acquisition of $448 million, including acquisition-related costs incurred by KCS of $55 million, primarily restructuring charges of $50 million, and share based compensation of $6 million;
•the impact of wage and benefit inflation;
•reduced labour efficiencies, including the impact of a reduction in train weights;
•higher incentive compensation;
•the unfavourable impact of the change in FX of $16 million;
•increased new hire training costs; and
•higher acquisition-related costs incurred by CPKC, excluding KCS's acquisition-related costs, of $10 million, including share based compensation of $6 million.

This increase was partially offset by lower defined benefit pension current service cost of $58 million.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense in the third quarter of 2023 was primarily due to the impact of the KCS acquisition of $161 million and the unfavourable impact of the change in FX of $8 million.

This increase was partially offset by the favourable impact of lower fuel prices of $81 million, and a decrease in workload, as measured by GTMs.

The increase in Fuel expense in the first nine months of 2023 was primarily due to the impact of the KCS acquisition of $285 million and the unfavourable impact of the change in FX of $40 million.

This increase was partially offset by the favourable impact of lower fuel prices of $178 million.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense in the third quarter and in the first nine months of 2023 was primarily due to the impact of the KCS acquisition of $31 million and $61 million, respectively, and the unfavourable impact of inflation, partially offset by a decrease in locomotive maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense in the third quarter of 2023 was primarily due to:

•the impact of the KCS acquisition of $45 million;
•a greater usage of pooled freight cars; and
•reduced recoveries received from other railways from the use of the Company's intermodal equipment.

The increase in Equipment rents expense in the first nine months of 2023 was primarily due to:
•the impact of the KCS acquisition of $79 million;
•a greater usage of pooled freight cars;
•reduced recoveries received from other railways from the use of the Company's intermodal equipment; and
•slower cycle times.

This increase was partially offset by greater recoveries from other railway's use of the Company's locomotives.

Depreciation and Amortization

Depreciation and amortization expense represents the charge associated with the use of track and roadway, buildings, rolling stock, information systems, and other depreciable assets. The increase in Depreciation and amortization expense in the third quarter of 2023 was primarily due to the impact of the KCS acquisition of $220 million, including the unfavourable impact of purchase accounting of $81 million; and a higher depreciable asset base.

The increase in Depreciation and amortization expense in the first nine months of 2023 was primarily due to:
•the impact of the KCS acquisition of $407 million, including the unfavourable impact of purchase accounting of $149 million;
•a higher depreciable asset base; and
•the unfavourable impact of the change in FX of $8 million.

Purchased Services and Other

For the three months ended September 30 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Support and facilities	$96	$83	$13	16
Track and operations	71	68	3	4
Intermodal	53	59	(6)	(10)
Equipment	28	26	2	8
Casualty	41	24	17	71
Property taxes	33	32	1	3
Other	184	23	161	700
Land sales	—	(3)	3	(100)
Total Purchased services and other	$506	$312	$194	62

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance. The increase in purchased services and other expense in the third quarter of 2023 was primarily due to the impact of the KCS acquisition of $213 million, including acquisition-related costs incurred by KCS of $7 million, reported in Other, and higher expenses primarily due to an increased number of casualty incidents and higher personal injury costs, reported in Casualty.

This increase was partially offset by a business interruption insurance recovery of $51 million, reported in Other (see Item 1. Financial Statements, Note 16 Contingencies for details) and lower expenses from lower volumes, reported in Intermodal.

For the nine months ended September 30 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Support and facilities	$281	$249	$32	13
Track and operations	231	217	14	6
Intermodal	162	167	(5)	(3)
Equipment	84	82	2	2
Casualty	145	74	71	96
Property taxes	106	103	3	3
Other	430	56	374	668
Land sales	(1)	(13)	12	(92)
Total Purchased services and other	$1,438	$935	$503	54

The increase in Purchased services and other expense in the first nine months of 2023 was primarily due to:
•the impact of the KCS acquisition of $371 million, including acquisition-related costs incurred by KCS of $12 million, reported in Other;
•higher expenses primarily due to an increased number of casualty incidents and higher personal injury costs, reported in Casualty;
•cost inflation;
•the unfavourable impact of the change in FX of $18 million;
•higher acquisition-related costs incurred by CPKC, excluding KCS's acquisition-related costs, of $17 million including payments made to certain communities across the combined network to address the environmental and societal impacts of increased traffic, reported in Other (see Item 1. Financial Statements, Note 8 Business acquisition for details); and
•lower gains on land sales.

This increase was partially offset by business interruption insurance recovery of $51 million, reported in Other (see Item 1. Financial Statements, Note 16 Contingencies for details) and lower expenses from lower volumes, reported in Intermodal.

Other Income Statement Items

Equity Earnings of Kansas City Southern

On April 14, 2023 the Company assumed control of KCS, and subsequently ceased recognizing equity earnings of KCS.

For the period from January 1 to April 13, 2023, the Company recognized $230 million (U.S. $170 million) of equity earnings of KCS, a decrease of $397 million or 63%, from $627 million (U.S. $489 million) in the first nine months ended September 30, 2022. This amount is net of amortization of basis differences of $48 million (U.S. $35 million) associated with KCS purchase accounting, a decrease of $73 million or 60%, from $121 million (U.S. $94 million) in the first nine months of 2022, and is net of acquisition related costs incurred by KCS. Acquisition related costs (net of tax) incurred by KCS in the period from January 1 to April 13, 2023 were $11 million (U.S. $8 million), a decrease of $28 million (U.S. $22 million), or 72% from $39 million (U.S. $30 million) in the first nine months of 2022. These decreases are attributable to the derecognition of KCS as an equity investment following the acquisition of control by CPKC on April 14, 2023. These values have been translated at the average FX rate for the period from January 1 to April 13, 2023 and the first nine months ended September 30, 2022 of $1.00 USD= $1.35 CAD and $1.00 USD = $1.28 CAD, respectively.

Other Expense

Other expense consists of gains and losses from the change in FX on working capital, the impact of foreign currency forwards, costs related to financing, shareholder costs, equity income, and other non-operating expenditures. Other expense was $13 million in the third quarter of 2023, an increase of $6 million, or 86%, from $7 million in the same period of 2022. This increase was primarily due to the impact of the KCS acquisition of $9 million.

Other expense was $36 million in the first nine months of 2023, an increase of $23 million, or 177%, from $13 million in the same period of 2022. The increase was primarily due to the impact of the KCS acquisition of $23 million, and net acquisition-related costs of $6 million driven by the KCS debt exchange. This increase was partially offset by favourability in net FX gains on US-denominated cash and working capital of $4 million.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery was $85 million and $254 million for the three and nine months ended September 30, 2023, a decrease of $17 million or 17%, and $50 million or 16%, respectively, compared to the same periods of 2022. These decreases were primarily due to an increase in the interest cost on benefit obligation for the three and nine months ended September 30, 2023 of $28 million and $82 million, respectively, and a decrease in the expected return on plan assets of $20 million and $58 million, respectively, partially offset by a decrease in the recognized net actuarial loss of $31 million and $92 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $207 million in the third quarter of 2023, an increase of $41 million, or 25%, from $166 million in the same period of 2022. The increase was primarily due to:
•interest of $40 million incurred on debt issued under the KCS debt exchange;
•higher interest on commercial paper of $4 million as a result of higher interest rates;
•an unfavourable impact of change in FX of $4 million; and
•the impact of the KCS acquisition of $3 million.

This increase was partially offset by a favourable impact of $5 million following the repayment of maturing long-term debt.

Net interest expense was $565 million in the first nine months of 2023, an increase of $79 million, or 16%, from $486 million in the same period of 2022. This increase was primarily due to:
•interest of $72 million incurred on debt issued under the KCS debt exchange;
•an unfavourable impact of the change in FX of $19 million;
•higher interest on commercial paper of $10 million as a result of higher interest rates; and
•the impact of the KCS acquisition of $8 million.

This increase was partially offset by a favourable impact of $12 million following the repayment of maturing long-term debt, and $10 million due to higher interest income.

Remeasurement Loss of Kansas City Southern

On April 14, 2023, the Company assumed control of KCS and began accounting for its acquisition as a business combination achieved in stages. The initial investment was accounted for using the equity method of accounting prior to assuming control. On control, the carrying value of the previously held equity investment in KCS was remeasured to its fair value and upon derecognition, a loss of $7,175 million was recognized in the Company's Interim Consolidated Statements of Income in the first nine months of 2023. This loss was primarily due to the outside basis tax initially recognized upon investment in KCS.

Income Tax Expense (Recovery)

Income tax expense was $258 million in the third quarter of 2023, an increase of $62 million, or 32%, from $196 million in the same period of 2022. This increase was primarily due to:
•the impact of the KCS acquisition of $95 million, including current tax expense due to a tax settlement with the Servicio de Administración Tributaria ("SAT”) (Mexican tax authority) in relation to taxation years for which audits have closed and an estimated settlement for potential future audits totaling $15 million, partially offset by deferred tax recoveries on the amortization relating to purchase accounting fair value adjustments of $23 million and a deferred tax recovery of $2 million due to the Arkansas state corporate income tax rate change;
•an outside basis deferred tax recovery of $9 million, recorded in the third quarter of 2022, arising from the difference between the carrying amount of CP's investment in KCS for financial reporting and the underlying tax basis of this investment; and
•a higher effective tax rate.

This increase was partially offset by lower taxable earnings resulting in a decrease to current tax expense and higher current tax recoveries on acquisition-related costs of $7 million associated with the KCS acquisition incurred by legacy CP.

Income tax recovery was $7,251 million in the first nine months of 2023, a change of $7,777 million, or 1479%, from $526 million income tax expense in the same period of 2022. This change was primarily due to:
•a deferred tax recovery of $7,832 million on the derecognition of the deferred tax liability on the outside basis difference of the investment in KCS upon acquiring control;
•a deferred tax recovery of $51 million on the revaluation of deferred income tax balances on unitary state apportionment changes;

•lower outside basis deferred tax expense of $31 million arising from the change in the carrying amount of CP's investment in KCS for financial reporting;
•higher current tax recoveries on acquisition-related costs of $19 million associated with the KCS acquisition incurred by legacy CP; and
•lower current tax expense due to lower taxable earnings.

This change was partially offset by the impact of the KCS acquisition of $152 million, including current tax expense due to a tax settlement with the SAT in relation to taxation years for which audits have closed and an estimated settlement for potential future audits totaling $15 million, partially offset by deferred tax recoveries on the amortization relating to purchase accounting fair value adjustments of $43 million, current tax recoveries on acquisition-related costs of $6 million, and a deferred tax recovery of $2 million due to Arkansas state corporate income tax rate change. In addition to the impact of the KCS acquisition, there was also an increase due to a higher effective tax rate. As a result of the KCS debt exchange an offsetting current tax expense and deferred tax recovery of $101 million is included in income tax expense.

The effective tax rates in the third quarter and first nine months of 2023 were 24.88% and 166.83%, respectively, compared to 18.01% and 18.97% in the same periods of 2022. The Core adjusted effective income tax rates in the third quarter and first nine months of 2023 were 24.96% and 24.91% compared to 24.25% for the same periods in 2022. The Company's 2023 Core adjusted effective tax rate is expected to be approximately 25.00%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future financial trends either by nature or amount nor provide improved comparability to past performance. The Core adjusted effective tax rate also excludes equity earnings of KCS and KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 2023 outlook for its Core adjusted annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2022 Annual Report on Form 10-K.

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

In the third quarter of 2023, the U.S. dollar has strengthened to an average rate of $1.34 Canadian/U.S. dollar, compared to $1.30 Canadian/U.S. dollar in the third quarter of 2022, resulting in an increase in Total revenues of $33 million, an increase in Total operating expenses of $17 million, and an increase in Net interest expense of $4 million from the same period of 2022.

In the first nine months of 2023, the U.S. dollar has strengthened to an average rate of $1.35 Canadian/U.S. dollar, compared to $1.28 Canadian/U.S. dollar in the first nine months of 2022, resulting in an increase in Total revenues of $161 million, an increase in Total operating expenses of $88 million, and an increase in interest expense of $19 million from the same period of 2022.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $71 million (December 31, 2022 – approximately $37 million), negatively (or positively) impacts Operating expenses by approximately $46 million (December 31, 2022 – approximately $18 million), and negatively (or positively) impacts Net interest expense by approximately $6 million (December 31, 2022 – approximately $4 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $8 million and negatively (or positively) impacts Operating expenses by approximately $7 million.

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

In the third quarter of 2023, the unfavourable impact of fuel prices on Operating income was $61 million. Lower fuel prices and the unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program resulted in a decrease in Total revenues of $142 million. Lower fuel prices resulted in a decrease in Total operating expenses of $81 million from the same period of 2022.

In the first nine months of 2023, the favourable impact of fuel prices on Operating income was $43 million. Lower fuel prices resulted in a decrease in Total operating expenses of $178 million from the same period of 2022. Lower fuel prices, partially offset by the favourable impact of the timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in Total revenues of $135 million.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In the third quarter of 2023, the change in Common Share prices resulted in a decrease in stock-based compensation expense of $13 million, a change of $10 million, compared to a decrease of $3 million in the same period of 2022.

In the first nine months of 2023, the change in Common Share prices resulted in a decrease in stock-based compensation expense of $3 million, a change of $3 million, compared to a decrease of $6 million in the same period of 2022.

Based on information available at September 30, 2023, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $1.9 million to $2.0 million (December 31, 2022 - approximately $1.2 million to $1.8 million). This excludes the impact of changes in share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

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

As at September 30, 2023, the Company had $294 million of Cash and cash equivalents compared to $451 million at December 31, 2022.

Effective May 11, 2023, the Company entered into a second amended and restated credit agreement to extend the maturity dates and increase the total amount available under the facility. The amended revolving credit facility increased the aggregate commitments under the second amended and restated credit agreement from U.S. $1.3 billion to U.S. $2.2 billion, and extended the maturity dates of the five year facility and two year facility from September 27, 2026 to May 11, 2028, and September 27, 2023 to May 11, 2025, respectively. The Company also terminated the legacy KCS credit facility effective May 11, 2023. As at September 30, 2023, the Company's existing revolving credit facility was undrawn. The revolving credit facility agreement requires the Company to maintain a financial covenant. As at September 30, 2023, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company has a commercial paper program that enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.5 billion (as at September 30, 2023) in the form of unsecured promissory notes. On July 12, 2023, the Company increased the maximum aggregate principal amount of commercial paper available to be issued to U.S $1.5 billion. The Company also terminated the legacy KCS commercial paper program effective May 19, 2023. The Company's existing commercial paper program is backed by the revolving credit facility. As at September 30, 2023, the Company had total commercial paper borrowings outstanding of U.S. $300 million (December 31, 2022 - $nil).

As at September 30, 2023, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $79 million from a total available amount of $300 million (December 31, 2022 - $75 million). The Company also has additional letters of credit of $8 million available that were undrawn at September 30, 2023. Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as "Cash and cash equivalents" on the Consolidated Balance Sheet. As at September 30, 2023 the Company had $70 million collateral posted on its bilateral letter of credit facilities (December 31, 2022 - $nil).

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, supplier purchases, leases, and other long term liabilities. Debt and finance leases, interest obligations related to debt and finance leases, and letters of credit amount to $1,792 million, $808 million and $74 million within the next 12 months, respectively, with the remaining amounts committed thereafter of $22,481 million, $17,103 million and $nil, respectively. Future capital commitments amount to $437 million within the next 12 months, and $863 million committed thereafter.

Supplier purchase agreements, operating leases, and other long-term liabilities amount to $394 million, $111 million, and $68 million within the next 12 months, respectively, and $334 million, $264 million and $566 million committed thereafter, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2022 Annual Report on Form 10-K.

Concession Duty

Under Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM")'s 50-year Concession, which could expire in 2047 unless extended, CPKCM pays annual concession duty expense of 1.25% of gross revenues.

Guarantees

The Company accrues for all guarantees that it expects to pay. As at September 30, 2023, these accruals amounted to $9 million (December 31, 2022 - $5 million).

Operating Activities

Cash provided by operating activities was $1,027 million in the third quarter of 2023, a decrease of $75 million, or 7%, compared to $1,102 million in the same period of 2022. This decrease was primarily due to the settlement of Mexican tax audits in the third quarter of 2023.

Cash provided by operating activities was $2,801 million in the first nine months of 2023, an increase of $379 million, or 16%, compared to $2,422 million in the same period of 2022. The increase was due to higher cash generating income, including the impact of the acquisition of KCS, compared to the same period of 2022. This increase was partially offset by the settlement of Mexican tax audits in the third quarter of 2023.

Investing Activities

Cash used in investing activities was $742 million in the third quarter of 2023, an increase of $332 million, or 81%, compared to $410 million in the same period of 2022. This increase was primarily due to higher capital additions, including the impact of the acquisition of KCS.

Cash used in investing activities was $1,761 million in the first nine months of 2023, an increase of $783 million, or 80%, compared to $978 million in the same period of 2022. This increase was primarily due to higher capital additions, including the impact of the acquisition of KCS, along with the investment in government securities towards satisfaction and discharge of debt. This increase was partially offset by cash acquired on control of KCS.

Financing Activities

Cash used in financing activities was $324 million in the third quarter of 2023, a decrease of $397 million, or 55%, compared to $721 million in the same period of 2022. This decrease was primarily due to principal repayments of $504 million (U.S. $400 million) on a term loan during the third quarter of 2022 compared to $nil in the same period of 2023. This decrease was partially offset by net repayments of commercial paper of $147 million in the third quarter of 2023 compared to net repayments of $42 million in the same period of 2022.

Cash used in financing activities was $1,202 million in the first nine months of 2023, a decrease of $207 million, or 15%, compared to $1,409 million in the same period of 2022. This decrease was primarily due to principal repayments of $636 million (U.S. $500 million) on a term loan during the first nine months of 2022, while there were no such repayments in 2023, and a net issuance of commercial paper of $403 million during the nine months ended September 30, 2023 compared to a net issuance of $298 million during the first nine months of 2022. This decrease was offset by repayments of long-term debt of $600 million (U.S. $439 million) of 3.00% 10-year Senior Notes and $479 million (U.S. $350 million) of 4.45% 12.5-year Notes at maturity during the first nine months of 2023 compared to repayments of $125 million of 5.100% 10-year Medium Term Notes, $313 million (U.S. $250 million) of 4.500% 10-year Notes, and $97 million (U.S. $76 million) of 6.99% Finance lease at maturity during the same period of 2022.

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

As at September 30, 2023, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2022. The following table shows the ratings issued for the Company by the rating agencies noted herein as of September 30, 2023 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at September 30, 2023(1)

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

In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered prior to September 30, 2023 (the "Early Participation Date"), holders of Old Notes received consideration consisting of U.S. $1,000 principal amount of CPRC Notes and a cash amount of U.S. $1.00. The total consideration included an early participation premium, consisting of U.S. $30 principal amount of CPRC Notes per U.S. $1,000 principal amount of Old Notes. In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered after the Early Participation Date but prior to the expiration of the exchange offers on April 17, 2023 (the "Expiration Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $970 principal amount of CPRC Notes and a cash amount of U.S. $1.00.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the nine months ended September 30, 2023	For the year ended December 31, 2022
Total revenues	$4,643	$6,384
Total operating expenses	2,982	4,110
Operating income(1)	1,661	2,274
Less: Other(2)	269	234
Income before income tax expense	1,392	2,040
Net income	$1,003	$1,533
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the nine months ended September 30, 2023 and for the year ended December 31, 2022 of $309 million and $410 million, respectively.
(2)Includes Other expense, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at September 30, 2023	As at December 31, 2022
Assets
Current assets	$1,252	$1,395
Properties	12,324	11,791
Other non-current assets	3,566	3,337

Liabilities
Current liabilities	$2,721	$2,759
Long-term debt	21,574	18,137
Other non-current liabilities	3,307	3,178

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the nine months ended September 30, 2023	For the year ended December 31, 2022
Dividend income from non-guarantor subsidiaries	$231	$133
Capital contributions to non-guarantor subsidiaries	(4,322)	—
Redemption of capital from non-guarantor subsidiaries	—	115
Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at September 30, 2023	As at December 31, 2022
Assets
Accounts receivable, intercompany	$228	$186
Short-term advances to affiliates	1,801	2,209
Long-term advances to affiliates	7,262	7,502

Liabilities
Accounts payable, intercompany	$191	$199
Short-term advances from affiliates	2,681	2,649
Long-term advances from affiliates	87	88

Share Capital

At October 24, 2023, the latest practicable date, there were 931,790,690 Common Shares and no preferred shares issued and outstanding, which consists of 14,808 holders of record of the Common Shares. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. All number of options presented herein are shown on the basis of the number of shares subject to the options. At October 24, 2023, 6,847,992 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 21,721,704 options available to be issued by the Company’s MSOIP in the future. The Company also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Management believes the use of Non-GAAP measures provides meaningful supplemental information about our operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, the merger termination payment received, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), as recognized within "Equity earnings of Kansas City Southern" in the Company's Consolidated Statements of Income, the foreign exchange ("FX") impact of translating the Company’s debt and lease liabilities (including borrowings under the credit facility), loss on derecognition of CPKC’s previously held equity method investment in KCS, discrete tax items, changes in the outside basis tax difference between the carrying amount of CPKC's equity investment in KCS and its tax basis of this investment, a deferred tax recovery related to the elimination of the deferred tax liability on the outside basis difference of the investment, settlement of Mexican taxes relating to prior years, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, financing fees, integration costs including third-party services and system migration, debt exchange transaction costs, community investments, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, restructuring, employee retention and synergy incentive costs, and transaction and integration costs incurred by KCS. These items may not be non-recurring, and may include items that are settled in cash. Specifically, due to the magnitude of the acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company expects to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of CPKC's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of CPKC's financial information.

In addition, Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, and amortization of the change in fair value of debt of KCS assumed on the Control Date, as recognized within "Depreciation and amortization", "Other expense", and "Net interest expense", respectively, in the Company's Consolidated Statements of Income. During the periods that KCS was equity accounted for, from December 14, 2021 to April 13, 2023, KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company, net of tax, as recognized within "Equity (earnings) loss of Kansas City Southern" in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating for the impact of KCS purchase accounting.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Combined Diluted Earnings per Share

Core adjusted combined diluted earnings per share is calculated using Net income attributable to controlling shareholders reported on a GAAP basis adjusted for significant items less KCS purchase accounting, divided by the weighted-average diluted number of Common Shares outstanding during the period as determined in accordance with GAAP. Between December 14, 2021 to April 13, 2023, KCS was accounted for in CPKC's diluted earnings per share reported on a GAAP basis using the equity method of accounting and on a consolidated basis beginning April 14, 2023. As the equity method of accounting and consolidation both provide the same diluted earnings per share for CPKC, no adjustment is required to pre-control diluted earnings per share to be comparable on a consolidated basis.

In the first nine months of 2023, there were six significant items included in the Net income attributable to controlling shareholders as reported on a GAAP basis as follows:
•In the third quarter, a total current tax expense of $15 million related to a tax settlement with the SAT of $9 million and a reserve for the estimated impact of potential future audit settlements of $6 million that unfavourably impacted Diluted EPS by 2 cents;
•in the second quarter, a remeasurement loss of KCS of $7,175 million recognized in Remeasurement loss of Kansas City Southern due to the derecognition of CPKC’s previously held equity method investment in KCS and remeasurement at its Control Date fair value that unfavourably impacted Diluted EPS by $7.68;
•Deferred tax recovery of $65 million that favourably impacted Diluted EPS by 6 cents as follows:
–In the third quarter, a deferred tax recovery of $14 million due to decreases in the Iowa and Arkansas state tax rates that favourably impacted Diluted EPS by 2 cents; and
–In the second quarter, a deferred tax recovery of $51 million due to CPKC unitary state apportionment changes that favourably impacted Diluted EPS by 5 cents;
•Deferred tax recovery of $7,855 million that favourably impacted Diluted EPS by $8.42 as follows:
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
•acquisition-related costs of $169 million in connection with the KCS acquisition ($140 million after current tax recovery of $29 million), including an expense of $64 million recognized in "Compensation and benefits", $1 million recognized in "Materials", $87 million recognized in "Purchased services and other", $6 million recognized in "Other expense", and $11 million recognized in "Equity earnings of KCS", that unfavourably impacted Diluted EPS by 15 cents as follows:
–in the third quarter, acquisition-related costs of $24 million ($18 million after current tax recovery of $6 million), including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $22 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents;
–in the second quarter, acquisition-related costs of $120 million ($101 million after current tax recovery of $19 million), including costs of $63 million recognized in "Compensation and benefits", $53 million recognized in "Purchased services and other", $3 million recognized in "Other expense", and $1 million recognized in "Equity earnings of KCS", that unfavourably impacted Diluted EPS by 11 cents; and
–in the first quarter, acquisition-related costs of $25 million ($21 million after current tax recovery of $4 million), including costs of $12 million recognized in "Purchased services and other", $3 million recognized in "Other expense", and $10 million recognized in "Equity earnings of KCS", that unfavourably impacted Diluted EPS by 2 cents.

In the first nine months of 2022, there were five significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:

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
–in the second quarter, a deferred tax expense of $49 million on changes in the outside basis difference of the equity investment in KCS that unfavourably impacted Diluted EPS by 5 cents; and
–in the first quarter, a deferred tax recovery of $32 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 3 cents; and
•acquisition-related costs of $96 million in connection with the KCS acquisition ($92 million after current tax recovery of $4 million), including costs of $57 million recognized in "Purchased services and other" and $39 million recognized in "Equity earnings of KCS", that unfavourably impacted Diluted EPS by 9 cents as follows:

–in the third quarter, acquisition-related costs of $30 million ($33 million after current tax expense of $3 million), including costs of $18 million recognized in "Purchased services and other" and $12 million recognized in "Equity earnings of KCS" that unfavourably impacted Diluted EPS by 3 cents;
–in the second quarter, acquisition-related costs of $33 million ($29 million after current tax recovery of $4 million), including costs of $19 million recognized in "Purchased services and other" and $14 million recognized in "Equity earnings of KCS" that unfavourably impacted Diluted EPS by 3 cents; and
–in the first quarter, acquisition-related costs of $33 million ($30 million after current tax recovery of $3 million), including costs of $20 million recognized in "Purchased services and other" and $13 million recognized in "Equity earnings of KCS" that unfavourably impacted Diluted EPS by 3 cents.

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis was as follows:

2023:
•during the first nine months ended September 30, 2023, KCS purchase accounting of $210 million ($166 million after deferred tax recovery of $44 million), including costs of $149 million recognized in "Depreciation and amortization", $11 million recognized in "Net interest expense", $2 million recognized in "Other expense", and $48 million recognized in "Equity earnings of KCS" that unfavourably impacted Diluted EPS by 18 cents as follows:
–in the third quarter, KCS purchase accounting of $87 million ($63 million after deferred tax recovery of $24 million), including costs of $81 million recognized in "Depreciation and amortization", $5 million recognized in "Net interest expense", and $1 million in recognized in "Other expense" that unfavourably impacted Diluted EPS by 7 cents;
–in the second quarter, KCS purchase accounting of $81 million ($61 million after deferred tax recovery of $20 million), including costs of $68 million recognized in "Depreciation and amortization", $6 million recognized in "Net interest expense", $1 million recognized in "Other expense", and $6 million recognized in "Equity earnings of KCS" that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $42 million recognized in "Equity earnings of KCS" that unfavourably impacted Diluted EPS by 5 cents.

2022:
•during the first nine months ended September 30, 2022, KCS purchase accounting of $121 million expense recognized in "Equity earnings of KCS" that unfavourably impacted Diluted EPS by 13 cents as follows:
–in the third quarter, KCS purchase accounting of $42 million that unfavourably impacted Diluted EPS by 4 cents;
–in the second quarter, KCS purchase accounting of $39 million that unfavourably impacted Diluted EPS by 5 cents; and
–in the first quarter, KCS purchase accounting of $40 million that unfavourably impacted Diluted EPS by 4 cents.

	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022
CPKC diluted earnings per share as reported	$0.84	$0.96	$3.11	$2.41
Less:
Significant items (pre-tax):
Remeasurement loss of KCS	—	—	(7.68)	—
Acquisition-related costs	(0.03)	(0.03)	(0.19)	(0.10)
KCS purchase accounting	(0.09)	(0.04)	(0.23)	(0.13)
Add:
Tax effect of adjustments(1)	(0.04)	—	(0.09)	(0.01)
Settlement of Mexican taxes relating to prior years	0.02	—	0.02	—
Income tax rate changes	(0.02)	(0.01)	(0.06)	(0.01)
Deferred tax (recovery) expense on the outside basis difference of the investment in KCS	—	(0.01)	(8.42)	0.01
Core adjusted combined diluted earnings per share(2)	$0.92	$1.01	$2.66	$2.63
(1)The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 26.55% and 0.97% for the three and nine months ended September 30, 2023, respectively, 2.87% and 1.94% for the three and nine months ended September 30, 2022, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.
(2) The Company previously used the non-GAAP measure Core adjusted diluted earnings per share, which was calculated as diluted earnings per share adjusted for significant items less KCS purchase accounting. Core adjusted diluted earnings per share was $1.01 and $2.63 for the three and nine months ended September 30, 2022, respectively, which are the same as the revised measure Core adjusted combined diluted earnings per share, as KCS was equity accounted for within CPKC's results.

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

In the first nine months of 2023, acquisition-related costs were $165 million in connection with the KCS acquisition including costs of $75 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $89 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 1.6%:
▪in the third quarter, acquisition-related costs of $24 million including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $22 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8%;
•in the second quarter, acquisition-related costs of $116 million including costs of $63 million recognized in "Compensation and benefits", and $53 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 3.5%; and
•in the first quarter, acquisition-related costs of $25 million including costs of $11 million recognized in "Compensation and benefits", and $14 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.7%.

In the first nine months of 2022, acquisition-related costs were $137 million in connection with the KCS acquisition including costs of $43 million recognized in "Compensation and benefits" and $94 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 1.4%:
•in the third quarter, acquisition-related costs of $33 million including costs of $14 million recognized in "Compensation and benefits", and $19 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8%;
•in the second quarter, acquisition-related costs of $35 million including costs of $14 million recognized in "Compensation and benefits", and $21 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 1.1%; and
•in the first quarter, acquisition-related costs of $69 million including costs of $15 million recognized in "Compensation and benefits", and $54 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 2.5%.

KCS purchase accounting included in operating ratio on a combined basis, calculated in a manner consistent with Article 11, was as follows:

2023:
•during the first nine months ended September 30, 2023, KCS purchase accounting of $241 million recognized in "Depreciation and amortization" that unfavourably impacted operating ratio by 2.4% as follows:
–in the third quarter, KCS purchase accounting of $81 million that unfavourably impacted operating ratio by 2.4%;
–In the second quarter, KCS purchase accounting of $80 million that unfavourably impacted operating ratio by 2.4%; and
–In the first quarter, KCS purchase accounting of $80 million that unfavourably impacted operating ratio by 2.3%.

2022:
•during the first nine months ended September 30, 2022, KCS purchase accounting of $230 million recognized in "Depreciation and amortization" that unfavourably impacted operating ratio by 2.4% as follows:
–in the third quarter, KCS purchase accounting of $78 million that unfavourably impacted operating ratio by 2.3%;
–in the second quarter, KCS purchase accounting of $76 million that unfavourably impacted operating ratio by 2.3%; and
–in the first quarter, KCS purchase accounting of $76 million that unfavourably impacted operating ratio by 2.7%.

	For the three months ended September 30		For the nine months ended September 30
	2023	2022(3)	2023	2022(3)
CPKC operating ratio as reported	64.9%	59.5%	66.4%	63.2%
Add:
KCS operating income as reported prior to Control Date(1)	—%	1.2%	(0.2)%	(0.1)%
Pro forma Article 11 transaction accounting adjustments(2)	—%	2.3%	1.1%	2.7%
	64.9%	63.0%	67.3%	65.8%
Less:
Acquisition-related costs	0.8%	0.9%	1.6%	1.4%
KCS purchase accounting in Depreciation and amortization	2.4%	2.3%	2.4%	2.4%
Core adjusted combined operating ratio	61.7%	59.8%	63.3%	62.0%
(1) KCS results were translated into Canadian dollars at the Bank of Canada monthly average rate for January 1 through April 13, 2023, and the three and nine months ended September 30, 2022 of $1.35, $1.30, and $1.28, respectively.
(2) Pro forma Article 11 transaction accounting adjustments represent adjustments made in a manner consistent with Article 11, these include:
•For January 1 through April 13, 2023 in the nine months ended September 30, 2023, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date of 1.1% operating ratio and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions;
•For the three months ended September 30, 2022, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date of 2.3% operating ratio and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions; and
•For the nine months ended September 30, 2022, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date of 2.4% operating ratio, the estimated transaction costs expected to be incurred by the Company of 0.3% operating ratio and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions.

For more information about these pro forma transaction accounting adjustments for the three months ended March 31, 2023, September 30, 2022, June 30, 2022 and March 31, 2022, please see Exhibit 99.1 “Selected Unaudited Combined Summary of Historical Financial Data” of CPKC’s Current Report on Form 8-K furnished with the Securities and Exchange Commission (“SEC”) on May 15, 2023.
(3) The Company previously used the non-GAAP measure Adjusted operating ratio, which was defined as operating ratio excluding those significant items that are reported within Operating income. Adjusted operating ratio was 58.7% and 62.3% for the three and nine months ended September 30, 2022, respectively, which was changed to the revised measure Core adjusted combined operating ratio. The differences were due to the addition of KCS historical operating income less KCS acquisition-related costs (as defined above) prior to the Control Date. For the three and nine months ended September 30, 2023, CPKC has presented the non-GAAP measure of Core adjusted combined operating ratio, as defined above, to provide a comparison to prior period combined information calculated in a manner consistent with Article 11 as further adjusted to conform to CPKC’s core adjusted measures.

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

The Company believes the provisional fair values of the assets acquired and the liabilities and non-controlling interest assumed are based on reasonable assumptions and applying known information and estimates as of the Control Date. Measurement uncertainty in these estimates exists due to the characteristics of the assumptions and facts used to generate these estimates. Changes to assumptions and estimates, as a result of new information that may arise about the facts and circumstances as of the Control Date could materially change the fair value estimates.

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

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; labor disruptions; and the satisfaction by third parties of their obligations to the Company. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

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

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose the Company to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at September 30, 2023, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of September 30, 2023 would result in an increase of approximately $1.7 billion to the fair value of the Company's debt as at September 30, 2023 (September 30, 2022 - approximately $1.4 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 13 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2023, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s ownership of CPKCM and operations in Mexico subject it to Mexican economic and political risks. The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on CPKCM’s operations in particular. For example, CPKCM operations could be impacted with the introduction of new legislation or policies to regulate the railway industry, the energy market, or labor and tax conditions. The Company cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or CPKCM’s operations. For example, from time to time, social unrest in Mexico has resulted in service interruptions on CPKCM’s right of ways due to blockages from teachers’ protests. The Company’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico. For example, the Company has several tax contingencies including audit assessments for the CPKCM 2009, 2010, 2013, 2014, and 2015 Mexico tax returns, and a receivable for refundable VAT. An adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements in a particular quarter or period. Tax contingencies are further discussed in Notes 4 and 16 of Item 1. Financial Statements, and within Exhibit 99.1 included in the Company's 2022 Annual Report on Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

In connection with the KCS transaction, the Company suspended share repurchases and did not have an active program as at September 30, 2023.

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
The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and first nine months ended September 30, 2023 and 2022; (ii) the Interim Consolidated Statements of Comprehensive Income for the third quarters and first nine months ended September 30, 2023 and 2022; (iii) the Interim Consolidated Balance Sheets at September 30, 2023, and December 31, 2022; (iv) the Interim Consolidated Statements of Cash Flows for the third quarters and first nine months ended September 30, 2023 and 2022; (v) the Interim Consolidated Statements of Changes in Equity for the third quarters and first nine months ended September 30, 2023 and 2022; and (vi) the Notes to Interim Consolidated Financial Statements.
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

Date: October 25, 2023