Form 10-K
period 2023-12-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2024-02-27
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, in U.S. dollars, was $75,204,483,138, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

As of the close of business on February 26, 2024, there were 932,428,454 shares of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE

Canadian Pacific Kansas City Limited ("CPKC"), a corporation incorporated under the Canada Business Corporations Act, qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although as a foreign private issuer CPKC is no longer required to do so, CPKC currently continues to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission ("SEC") instead of filing reports on forms available to foreign private issuers.

CPKC prepares and files a management information circular and related material under Canadian requirements. As CPKC's management information circular is not filed pursuant to Regulation 14A, CPKC may not incorporate by reference information required by Part III of this Form 10-K from its management information circular. Accordingly, in reliance upon and as permitted by Instruction G(3) to Form 10-K, CPKC will be filing an amendment to this Form 10-K containing the Part III information no later than 120 days after the end of the fiscal year covered by this Form 10-K. All references to websites (including our website) contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

CPKC 2023 ANNUAL REPORT / 1

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-K TABLE OF CONTENTS

2 / CPKC 2023 ANNUAL REPORT
PART I

CPKC 2023 ANNUAL REPORT / 3

ITEM 1. BUSINESS

Company Overview
On April 14, 2023, Canadian Pacific Railway Limited (“CPRL" or "CP") assumed control of Kansas City Southern ("KCS") (through an indirect wholly-owned subsidiary), and filed articles of amendment to change CPRL's name to Canadian Pacific Kansas City Limited ("CPKC"). CPKC owns and operates the only freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. CPKC transports bulk commodities, merchandise freight, and intermodal traffic. For additional information regarding CPKC's network and geographical locations, refer to Item 2. Properties.

The Company was originally incorporated on June 22, 2001, under the Canada Business Corporations Act and controls and owns all of the Common Shares of Canadian Pacific Railway Company (“CPRC”), which was incorporated in 1881 by Letters Patent pursuant to an Act of the Parliament of Canada. CPKC's registered, executive and corporate head office is located at 7550 Ogden Dale Road S.E., Calgary, Alberta, T2C 4X9, Canada. CPKC's U.S. head office is located at 427 West 12 Street, Kansas City, Missouri, 64105. CPKC's Common Shares (the "Common Shares") are listed on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”) under the symbol “CP”.

For purposes of this annual report, unless the context indicates otherwise, all references herein to “CPKC”, “the Company”, “we”, “our” and “us” refer to Canadian Pacific Kansas City Limited and its subsidiaries, which includes KCS as a consolidated subsidiary on and from April 14, 2023. Prior to April 14, 2023, KCS was held as an equity investment accounted for by the equity method of accounting. For purposes of this annual report, unless the context indicates otherwise, all references herein to “legacy CP” refer to CPRL and its subsidiaries prior to April 14, 2023. For purposes of this annual report, unless the context indicates otherwise, all references herein to“legacy KCS” refer to KCS and its subsidiaries prior to April 14, 2023. All references to currency amounts included in this annual report, including the Consolidated Financial Statements, are in Canadian dollars unless specifically noted otherwise.

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

Business Developments
KCS transaction
On March 15, 2023, the United States Surface Transportation Board ("STB") issued a final decision approving CPRL and KCS's joint merger application, subject to certain conditions. On March 17, 2023, the CPRL announced its acceptance of the STB's final decision and its intent to assume control of KCS on April 14, 2023 (the "Control Date"). On the Control Date, the voting trust was terminated and the CPRL assumed control of KCS (through an indirect wholly-owned subsidiary), and changed CPRL's name to Canadian Pacific Kansas City Limited.

4 / CPKC 2023 ANNUAL REPORT
Specific risk factors related to the KCS transaction are included in Part I, Item 1A. Risk Factors.

Other current business developments
In the fourth quarter of 2023, the Company was named to the S&P Global Dow Jones Sustainability World Index (“DJSI World”) and to the North American Index (“DJSI North America”). According to S&P Global, the DJSI North America tracks the performance of the top 20% of the largest 600 Canadian and United States companies in the S&P Global Broad Market Index that lead the field in terms of sustainability. The DJSI World tracks the performance of the top 10% of the largest 2,500 companies in the S&P Global BMI that lead the field in terms of sustainability.

On June 28, 2023, CPKC, CSX Corporation ("CSX"), and Genesee & Wyoming Inc. ("G&W") announced that they have reached agreements which, when completed, will create a new direct CPKC-CSX interchange connection in Alabama. As part of the series of proposed transactions, CPKC and CSX will each acquire or operate portions of Meridian & Bigbee Railroad, L.L.C., a G&W-owned railway in Mississippi and Alabama, to establish a new freight corridor for shippers that connects Mexico and Texas with the U.S. Southeast. Certain portions of the transactions are subject to regulatory review and approval from, or exemption by, the STB.

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

Lines of Business
The Company transports freight consisting of bulk commodities, merchandise, and intermodal traffic. Bulk commodities, which typically move in large volumes across long distances, include Grain, Coal, Potash, and Fertilizers and sulphur. Merchandise freight consists of industrial and consumer products, such as Forest products, Energy, chemicals and plastics, Metals, minerals and consumer products, and Automotive. Intermodal traffic consists largely of retail goods in overseas containers that can be transported by train, ship and truck, and in domestic containers that can be moved by train and truck.

In 2023, the Company generated Freight revenues totalling $12,281 million ($8,627 million in 2022). For purposes of this annual report, the following charts are presented as CPKC, which includes KCS as a consolidated subsidiary comprising a component of total freight revenues on and from April 14, 2023. Prior to April 14, 2023, the Company's 100% interest in KCS was reported as an equity-method investment.

The following chart shows the percentage of the Company’s total Freight revenues derived from each of the three major business lines in 2023:

2023 Freight Revenues

CPKC 2023 ANNUAL REPORT / 5

BULK
The Company's Bulk business represented approximately 35% of total Freight revenues in 2023.

Bulk includes the Grain, Coal, Potash, and Fertilizer and sulphur lines of business. Bulk traffic predominantly moves in unit train service moving from one origin to one destination by a single train without reclassification. The following chart shows the percentage of the Company's Bulk freight revenues by line of business in 2023:

2023 Bulk Revenues
(35% of Freight Revenues)

Grain
The Company’s Grain business represented approximately 58% of Bulk revenues and 20% of total Freight revenues in 2023.

The Company's Grain network is unique among railways in North America as it is strategically positioned in the heart of grain-producing regions of western Canada and the Northern Plains of the U.S. The Company provides a service advantage to its customers through grain transportation in 8,500-foot High Efficiency Product ("HEP") TrainsTM including high-capacity hopper cars, which enables the Company to efficiently serve farmers, shippers, and the entire grain supply chain. The 8,500-foot HEP TrainsTM can move approximately 40 percent more grain than the prior generation of grain train.

The following chart shows the percentage of the Company's Grain freight revenues generated from Canadian and U.S. shipments in 2023:
Canadian grain transported by the Company consists of both whole grains, such as wheat, durum, canola, and pulses, as well as processed products such as oils and meals. This business is centred in the Canadian Prairies (Saskatchewan, Manitoba, and Alberta), with grain shipped primarily west to the Port of Vancouver, British Columbia and east to the Port of Thunder Bay, Ontario for export. Grain is also shipped to the U.S. and eastern Canada for domestic consumption.

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

6 / CPKC 2023 ANNUAL REPORT
U.S. grain transported by the Company consists of both whole grains, such as corn, wheat, and soybeans, as well as processed products such as meals, feed, and oils. This business is centred in the U.S. Northern Plains and the U.S. Midwest. The Company moves U.S. grain to facilities in Mexico, export terminals in the U.S. Pacific Northwest, and to various other destinations across the U.S. and Canada for domestic consumption.

Coal
The Company’s Coal business represented approximately 20% of Bulk revenues and 7% of total Freight revenues in 2023.

The following chart shows the percentage of the Company's Coal freight revenues generated from metallurgical and thermal coal in 2023:

In Canada, the Company handles mostly metallurgical coal destined for export for use in the steelmaking process. The Company’s Canadian coal traffic originates mainly from Teck Resources Limited’s mines in southeastern B.C. The Company primarily moves coal west from the mines to port terminals for export to world markets (Pacific Rim, Europe, and South America).

In the U.S., the Company moves primarily thermal coal from connecting railways, serving the thermal coal fields in the Powder River Basin in Montana and Wyoming, which is delivered to power-generating facilities in the U.S. Gulf Coast and the U.S. Midwest.

Potash
The Company's Potash business represented approximately 13% of Bulk revenues and 5% of total Freight revenues in 2023.

The Company’s Potash traffic moves mainly from Saskatchewan to offshore markets through the Port of Vancouver, the Port of Portland, Oregon, and the U.S. Gulf Coast, as well as to domestic markets in the U.S Midwest. All potash shipments for export beyond Canada and the U.S. are marketed by Canpotex Limited or K+S Potash Canada. Canpotex is an export company owned equally by Nutrien Ltd. and The Mosaic Company. Independently, The Mosaic Company, Nutrien Ltd., and K+S Potash Canada move domestic potash with the Company primarily to the U.S. Midwest and eastern Canada for local application.

Fertilizers and Sulphur
The Company's Fertilizers and sulphur business represented approximately 9% of Bulk revenues and 3% of total Freight revenues in 2023.

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

CPKC 2023 ANNUAL REPORT / 7

MERCHANDISE
The Company’s Merchandise business represented approximately 45% of total Freight revenues in 2023.

Merchandise products move in both mixed freight and unit trains in a variety of car types. Service involves delivering products to many different customers and destinations. In addition to traditional rail service, the Company moves merchandise traffic through a network of truck-rail transload facilities, expanding the reach of the Company's network to non-rail served facilities. The following chart shows the percentage of the Company's Merchandise freight revenue by line of business in 2023:

2023 Merchandise Revenues
(45% of Freight Revenues)

Forest Products
The Company’s Forest products business represented approximately 12% of Merchandise revenues and 5% of total Freight revenues in 2023.

Forest products traffic primarily includes pulp and paper as well as lumber and panel products shipped from key producing areas in the U.S. Gulf Coast, B.C., the U.S. Southeast, Ontario, and Alberta to destinations throughout North America including the U.S. Midwest, Mexico, the U.S. Southeast, the U.S. Gulf Coast, and the U.S. Northeast.

Energy, Chemicals and Plastics
The Company’s Energy, chemicals and plastics business represented approximately 42% of Merchandise revenues and 19% of total Freight revenues in 2023.

The Company moves energy products consisting of commodities such as fuel oil, liquefied petroleum gas ("L.P.G."), gasoline, and other energy products. The majority of the Company’s energy traffic originates in the Alberta Industrial Heartland (Canada's largest hydrocarbon processing region), the U.S. Gulf Coast, Saskatchewan, and Mexico. The Company accesses key destinations and export markets in Mexico, the U.S. Midwest, western Canada, the U.S. West Coast, and the U.S. Gulf Coast. The Company is a main transportation provider of refined fuels from the U.S. Gulf Coast into Mexico.

The Company’s chemical traffic includes products such as ethylene glycol, caustic soda, sulphuric acid, soda ash, and other chemical products. These shipments mainly originate from the U.S. Gulf Coast, western Canada, and the U.S. Midwest and move to end markets in the U.S., Mexico, Canada, and overseas.

The most commonly shipped plastics products are polyethylene and polypropylene. The majority of the Company’s plastics traffic originates from the U.S. Gulf Coast and Alberta and moves to various North American destinations.

The Company's biofuels traffic originates mainly from facilities in the U.S. Midwest, shipping primarily to destinations in the U.S. Northeast, the U.S. Southeast, and Alberta.

The Company moves crude primarily from production facilities throughout Alberta and Saskatchewan to refining markets primarily in the U.S. Gulf Coast. The majority of the Company’s crude is now moving as DRUbitTM, a sustainable heavy crude oil specifically designed for rail transportation and produced using an innovative facility known as a Diluent Recovery Unit, which enables the removal of diluent at origin. This technology enables the safe and economical transportation of crude oil and is cost competitive with pipeline transportation. The Company transports DRUbitTM on a single line haul from the Hardisty Rail Terminal in Alberta to Port Arthur, Texas.

8 / CPKC 2023 ANNUAL REPORT

Metals, Minerals and Consumer Products
The Company’s Metals, minerals and consumer products business represented approximately 29% of Merchandise revenues and 13% of total Freight revenues in 2023.

The Company's Metals, minerals and consumer products freight revenues are generated from steel, aggregates, food and consumer products, and non-ferrous metals. Aggregate products include coarse particulate and composite materials such as frac sand, cement, sand and stone, clay bentonite, and gypsum.

The Company transports steel in various forms from mills in Mexico, the U.S. Midwest, the U.S. Southeast, and western Canada to a variety of industrial users. The Company carries base metals such as aluminum, zinc, and lead. The Company also moves ores from mines to smelters and refineries for processing, as well as processed metals to automobile and consumer product manufacturers.

The majority of frac sand originates at mines located along the Company's network in Wisconsin and Iowa and moves to the Bakken and Marcellus shale formations as well as other shale formations across North America.

Cement is shipped directly from production facilities in the U.S. Midwest, Alberta, Ontario, and Mexico to energy and construction projects in the U.S. Midwest, western Canada, Mexico, and western U.S.

Food, consumer, and other products traffic consists of a diverse mix of goods, including railway equipment, food products, and large domestic use appliances.

Automotive
The Company’s Automotive business represented approximately 17% of Merchandise revenues and 8% of total Freight revenues in 2023.

The Company’s Automotive portfolio consists of finished vehicles originating from Canadian production facilities in Ontario, the U.S., Mexico, and from overseas that are imported through the Port of Vancouver. Finished vehicles are primarily shipped to Canada, the U.S., and Mexico. In addition to finished vehicles, the Company also ships automotive parts, machinery, and pre-owned vehicles. A comprehensive network of automotive compounds is utilized to facilitate final delivery of vehicles to dealers throughout Canada, the U.S, and Mexico. The Company services the majority of automotive plants within Mexico.

INTERMODAL
The Company’s Intermodal business represented approximately 20% of total Freight revenues in 2023.

The Company's Intermodal freight revenues are generated from domestic and international movements. Domestic intermodal freight consists primarily of manufactured consumer products that are predominantly moved in 53-foot containers within North America. International intermodal freight moves in marine containers to and from ports and North American inland markets. The following chart shows the percentage of the Company's Intermodal freight revenues generated from domestic intermodal and international intermodal in 2023:

2023 Intermodal Revenues
(20% of Freight Revenues)

CPKC 2023 ANNUAL REPORT / 9

Domestic Intermodal
The Company's domestic business represented approximately 56% of Intermodal revenues and 11% of total freight revenues in 2023.

The Company’s domestic intermodal business moves goods from a broad spectrum of industries including wholesale, retail, food, and various other commodities. Key service factors in domestic intermodal include consistent on-time delivery and the ability to provide door-to-door service. The majority of the Company’s domestic intermodal business originates in Canada, where the Company markets its services directly to retailers and manufacturers and maintains direct relationships with its customers. In the U.S. and Mexico, the Company’s service is delivered mainly through intermodal marketing companies. In 2023, the Company launched the Mexico Midwest Express ("MMX") Series premium intermodal service to provide the first truck-competitive, single-line rail service option between the U.S. Midwest and Mexico.

International Intermodal
The Company's international business represented approximately 44% of Intermodal revenues and 9% of total freight revenues in 2023.

The Company’s international intermodal business consists primarily of containerized traffic moving between the Port of Vancouver; the Port of Montréal, Québec; the Port of Lázaro Cárdenas, Michoacán; the Port of Saint John, New Brunswick; and inland points across North America. Import traffic from the Port of Vancouver is mainly long-haul business destined for eastern Canada and the U.S. Midwest. The Company works closely with the Port of Montréal, a major year-round East Coast gateway to Europe, to serve markets primarily in Canada and the U.S. Midwest. Import traffic from the Port of Lázaro Cárdenas is primarily destined for Mexico. The Company's access to the Port of Saint John provides the fastest rail service from the East Coast to western Canadian and U.S. markets for import from and export to Europe, South America, and Asia.

Fuel Cost Adjustment Program
The short-term volatility in fuel prices may adversely or positively impact revenues. The Company employs a fuel cost adjustment program designed to respond to fluctuations in fuel prices and help reduce volatility to changing fuel prices. Fuel surcharge revenues are earned on individual shipments and are based primarily on the price of On-Highway Diesel in Canada and the U.S. and the public fuel price for Petróleos Mexicanos ("PEMEX") TAR Irapuato in Mexico. As such, fuel surcharge revenues are a function of freight volumes and fuel prices. Fuel surcharge revenues accounted for approximately 13% of the Company's Freight revenues in 2023. The Company is also subject to carbon taxation systems and levies in some jurisdictions in which it operates, the costs of which are passed on to the shipper. As such, fuel surcharge revenue includes carbon taxes and levy recoveries.

Freight revenues included fuel surcharge revenues of $1,623 million in 2023, an increase of $320 million, or 25%, from $1,303 million in the same period of 2022. This increase was primarily due to the impact of the KCS acquisition, the favourable impact from the timing of recoveries under the Company's fuel cost adjustment program, the favourable impact of the change in foreign exchange ("FX"), and higher volumes, partially offset by lower fuel prices.

Significant Customers
For each of the years ended December 31, 2023 and 2022, the Company's revenues and operations were not dependent on any major customers.

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

10 / CPKC 2023 ANNUAL REPORT

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

Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, environment, climate, sustainability and other matters.

U.S.
The Company’s U.S. rail operations are subject to economic regulation by the STB. The STB provides economic regulatory oversight and administers Title 49 of the United States Code and related Code of Federal Regulations. The STB has jurisdiction over railroad rate and service issues, proposed railroad mergers, and other transactions.

The Company’s U.S. operations are subject to safety regulations enforced by the Federal Railroad Administration (the “FRA”), and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). The FRA regulates safety-related aspects of the Company’s railway operations in the U.S. under the Federal Railroad Safety Act, as well as rail portions of other safety statutes. The PHMSA regulates the safe transportation of hazardous materials by rail. The Company’s U.S. rail operations are also subject to security regulations and directives by the Transportation Security Administration ("TSA"), a component of the U.S. Department of Homeland Security.

Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental, climate, sustainability and other matters.

Mexico
Primary regulatory oversight of the Company’s Mexican operations is provided by the Mexican Agencia Reguladora del Transporte Ferroviario (also known as Mexico's Railway Transport Regulatory Agency) (the "ARTF"). The ARTF establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and customers. Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") must register its maximum rates with the ARTF and make regular reports to the ARTF and the Secretaría de Infraestructura, Comunicaciones y Transportes (also known as Secretariat of Infrastructure, Communications and Transportation) (the "SICT").

CPKCM must provide reports on investments, traffic volumes, theft and vandalism on the general right of way, customer complaints, fuel consumption, number of locomotives, railcars and employees, and activities around maintenance of way, sidings and spurs, among other financial information and reports. The Company may freely set rates on a non-discriminatory basis up to the maximum rates registered with the ARTF. At any time, the ARTF may request additional information regarding the determination of maximum rates and may issue recommendations with respect to proposed rate increases. If the ARTF or another party considers there to be no effective competition, they may request an opinion from the Comisión Federal de Competencia Económica (also known as Mexican Antitrust Commission) (the “COFECE”) regarding market conditions. If the COFECE determines that there is no effective competition for particular movements, the ARTF could set rates for those movements or grant limited trackage rights to another railroad while the condition of no effective competition remains.

CPKCM holds a concession from the Mexican government until June 2047, which is renewable under certain conditions for additional periods of up to 50 years (the "Concession"). CPKCM has the exclusive right to provide the freight rail service through 2037, subject to certain trackage and haulage rights granted to other freight rail concessionaires, and subject to trackage and haulage rights afforded to concessionaires of concessions that may be granted by the SICT to provide passenger rail service in the future. The Concession authorizes CPKCM to provide freight transportation services over north-east rail lines, which are a primary commercial corridor of the Mexican railroad system. CPKCM is required to provide freight railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. CPKCM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. CPKCM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. During the remainder of the Concession period, CPKCM is required to pay the Mexican government an

CPKC 2023 ANNUAL REPORT / 11

annual concession duty equal to 1.25% of gross revenues. The ARTF may request information to verify CPKCM´s compliance with the Concession and any applicable regulatory framework.

Environmental Laws, Regulations and Strategies
The Company’s operations and real estate assets are subject to extensive federal, provincial, state, and local environmental laws and regulations, including those governing air pollutants, greenhouse gas ("GHG") emissions, (please see “Sustainability-Related Laws, Regulations and Strategies” for further discussion), management and remediation of historical contaminant sites, discharges to waters and the handling, storage, transportation, and disposal of waste and other materials. If the Company is found to have violated such laws or regulations, or to have acted in a manner that is inconsistent with regulatory expectations, such a finding could have a material adverse effect on the Company’s business, financial condition, or operating results. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents have, or may occur, that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results, financial condition, and reputation. Please see “Legal and Regulatory Risks” in Item 1A. Risk Factors for further discussion.

The Company has implemented an Environmental Management System to facilitate the reduction of environmental risk. Specific environmental programs are in place and designed to address areas such as locomotive air emissions, GHG reporting, management of vegetation, wastewater, chemicals and waste, storage tanks, and fueling facilities. The Company has also undertaken environmental impact assessments and risk assessments designed to identify, prevent, and mitigate environmental risks. There is continued focus on preventing spills and other incidents that have a negative impact on the environment. There is an established strategic emergency response contractor network, and spill equipment kits are located across its network to support a rapid and efficient response in the event of an environmental incident. In addition, emergency preparedness and response plans are regularly updated and tested.

The Company has established an environmental audit program aimed at conducting thorough, systematic, and routine assessments of its facilities to ensure compliance with legal requirements and adherence to accepted industry standards, accompanied by a corrective action follow-up process and senior management review.

The Company focuses on key strategies, identifying tactics and actions to support and operationalize our environmental commitments. The Company’s environmental strategies include:
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

Security
The Company is subject to statutory and regulatory requirements across its network that address security concerns. The Company plays a critical role in the North American transportation system. Rail lines, facilities and equipment, including railcars carrying hazardous materials, could be direct targets or indirect casualties of terrorist attacks, actions by criminal and non-criminal organizations, and activities by individuals. Regulations by the U.S. Department of Transportation and the U.S. Department of Homeland Security include speed restrictions, chain of custody, and security measures, which can impact service and increase costs for the transportation of hazardous materials, especially materials that are toxic inhalation hazards ("TIH"). Regulations issued by TC under the TDGA have requirements for railway companies to take actions to mitigate security risks of transporting dangerous goods by rail.

The Company takes the following security measures:
•The Company employs its own police service that works closely with communities and other law enforcement and government agencies to promote railway safety and infrastructure security. As a railway law enforcement agency, the Company's Police Services have a central headquarters that oversees police officers assigned to field offices responsible for railway police operations across its network. The Company's Police Services operate on the Company's rail network as well as in areas where the Company has non-railway operations;

12 / CPKC 2023 ANNUAL REPORT
•The Company's Corporate Security department is committed to providing a safe and secure work environment for the Company’s employees, contractors, visitors, and other authorized persons on the Company's property, and to protecting the Company’s assets, operations, information, the public and the environment from damage, interference, and undue liability. As part of this commitment, Corporate Security is responsible for overseeing: the security of the international supply chain and its requisite programs; providing training and awareness to employees and contractors; assessing the risk and vulnerability of the Company’s properties; establishing appropriate countermeasures to secure and protect the Company’s properties and assets; and engage with customers and the public. Specifically, the Company employs the following to support these initiatives:
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
◦The Company’s Public Safety Communication Centre ("PSCC") operates 24 hours a day. PSCC receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. PSCC ensures that proper emergency responders and governing bodies are notified; and
•To address cyber security risks, the Company’s Enterprise Security Department implements mitigation programs that evolve with the changing technology threat environment. The Company has also worked diligently to establish backup sites to ensure a seamless transition in the event that the Company's operating systems are the target of a cyber-attack. By doing so, the Company expects to maintain network fluidity. Please see Item 1C. Cybersecurity for further discussion.

While the risk of theft and vandalism is comparatively higher in Mexico, we believe CPKCM remains among the safest and most secure methods of transportation for freight shipments in Mexico. CPKCM’s sector leading security record is due in large part to the implementation of a secure corridor: integrating a multi-layered safety and security process throughout the CPKCM network. In addition to having its own internal system, the process is connected to, and supported by, federal, state and local law enforcement. A primary focus of this effort involves maintaining diligence, intelligence and counterintelligence operations, technology-reporting applications and active vigilance while enhancing overall system velocity, which reduces the residual risk for incidents to occur.

Sustainability - Related Laws, Regulations and Strategies
Sustainability at the Company is rooted in a long-standing legacy of building for the future. We recognize that integrating sustainability into our business processes is imperative to future growth and long-term success as an organization. We are proud to be recognized as a corporate sustainability leader in our industry.

Through ongoing engagement and collaboration across and beyond our organization, the Company continually refines our sustainability approach, including as part of our integration of KCS. Please see “Climate-Related Risks—Transition Risks" in Item 1A. Risk Factors for further discussion. We value feedback from our stakeholders, strive to learn from our performance and constantly challenge ourselves to improve our practices, including our sustainability disclosure practices.

Climate and Other Environmental, Social and Governance ("ESG") Related Laws and Regulations
In recent years, federal, state and international lawmakers and regulators have increased their focus on companies’ risk oversight, disclosures and practices in connection with climate change and other ESG matters. Recent legal developments with respect to climate- and other ESG-related matters include the rulemaking activities of securities regulatory authorities in Canada and the United States. In addition, recently enacted or proposed ESG-related statutes or regulations in certain U.S. states may impact the operations, preferences, activities and financial conditions of the Company and its customers and other stakeholders. We are monitoring these legal developments, as well as trends in climate and other ESG-related litigation and regulatory investigations, as well as their potential impact on the Company’s climate and other ESG-related activities (including its strategies, disclosure and risk management practices). Please see “Legal and Regulatory Risks” in Item 1A. Risk Factors for further discussion.

Sustainability Governance
The Company has established a clear governance structure to effectively communicate and respond to relevant ESG topics, while striving to be proactive in implementing its sustainability commitments and practices. The Board of Directors, through its committees, is responsible for the monitoring and oversight of the Company's key risks and strategies on sustainability topics. The Risk and Sustainability Committee of the Board is responsible for reviewing ESG performance against sustainability objectives, as well as strategic plans and opportunities to align sustainability objectives with long-term climate strategy.

With oversight from the President and Chief Executive Officer of the Company, implementation of the Company’s sustainability objectives is guided by a cross-functional executive Sustainability Steering Committee. Updates and progress reports on the Company's sustainability objectives and management approach to sustainability topics are regularly provided to the Risk and Sustainability Committee of the Board.

CPKC 2023 ANNUAL REPORT / 13

Climate Change
The Company recognizes that climate change presents both risks and opportunities to our business. The Company published its first Climate Strategy in 2021, outlining our approach to managing potential climate-related impacts across the business.

Over the past year, the Company has taken action to support the execution of our carbon reduction efforts, including in connection with our integration of KCS. In June 2023, the Company announced a consolidated 2030 locomotive GHG emissions reduction target using the SBTi’s sectoral-based approach for freight railroads and a well-below 2⁰C global warming scenario. The consolidated 2030 target for the Company's combined locomotive operations was validated by the SBTi.

To lead our focus on decarbonization, in 2022 we established a Carbon Reduction Task Force, composed of the Company’s industry-leading engineers and operations experts. Reporting to the Sustainability Steering Committee, the Carbon Reduction Task Force evaluates, recommends, and implements climate action measures to reduce GHG emissions and drive performance in the direction of our science-based targets.

The Company also strives to advance implementation of our climate strategy by exploring carbon reduction opportunities that are aligned to the demands of our business. For example, the Company is building North America’s first line-haul hydrogen-powered locomotive using fuel cells and batteries to power the locomotive’s electric traction motors. In 2023, the Company continued to advance our hydrogen locomotive program, placing two converted hydrogen locomotive into service and advancing production on a third, as well the installation of hydrogen production and fueling facilities.

Human Capital Management
The Company is focused on attracting, developing, and retaining a resilient, high-performing workforce that delivers on providing service for our customers. The Company's culture is guided by the values of Accountability, Diversity, and Pride. Built on a bedrock of respect, these values drive our actions. Everything we do is grounded in precision scheduled railroading and our five foundations of Provide Service, Control Costs, Optimize Assets, Operate Safely, and Develop People.

A team of approximately 20,000 railroaders across North America underpins the Company’s success and brings value to our customers and shareholders. Accordingly, Develop People is one of the foundations of how we do business, illustrating our focus and energy towards empowering our people, providing an engaging culture, and cultivating an industry leading team.

Total Employees and Workforce
An employee is defined by the Company as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The total number of employees as of December 31, 2023, was 19,927 for CPKC, an increase of 7,173 compared to 12,754 for legacy CP only as at December 31, 2022.

Workforce is defined as total employees plus contractors and consultants. The total workforce as at December 31, 2023 was 20,038 for CPKC, an increase of 7,214 compared to 12,824 for legacy CP only as at December 31, 2022.

Unionized Workforce
Class I railways are party to collective bargaining agreements with various labour unions. The majority of the Company's employees belong to labour unions and are subject to these agreements. The Company manages collaborative relationships with union members in Canada, the U.S. and Mexico.

Unionized employees represent nearly 74% of our workforce and are represented by 75 active bargaining units.

Canada
Within Canada there are nine bargaining units representing approximately 7,200 Canadian unionized active employees. From time to time, we negotiate to renew collective agreements with various unionized groups of employees. In such cases, the collective agreements remain in effect until the bargaining process has been exhausted (pursuant to the Canada Labour Code). Three agreements are open for renewal of which one has been referred to binding Mediation/Arbitration and collective bargaining has commenced with the Teamsters Canada Rail Conference for the other two. Agreements are in place with the other six bargaining units in Canada, of which two collective agreements are effective until December 31, 2024, two are effective until December 31, 2025 and two are effective until December 31, 2026.

U.S.
In the U.S., there are currently 65 active bargaining units on nine subsidiary railroads representing approximately 4,400 unionized active employees. Agreements are in place with respect to 62 bargaining units which will expire in 2024. Negotiations are ongoing with the remaining three agreements.

14 / CPKC 2023 ANNUAL REPORT
Mexico
In Mexico, approximately 3,200 of CPKCM employees are covered by a single labour agreement. The compensation terms under this labour agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The current agreement terms will remain in effect until new terms have been negotiated in 2024.

Health and Safety
The Company is an industry leader in rail safety and we are committed to protecting our employees, our communities, our environment, and our customers’ goods. The Company finished 2023 with the lowest FRA train accident frequency among Class I railways: building on the CP's 17 consecutive years leading the industry. The Company's leadership approach has been the most impactful driver of the strong safety performance metrics and we are committed to continually improving on them. Aside from running trains, many of our employees work in yards, terminals, and shops across our network with machinery and heavy equipment, and often in extreme weather conditions. Their safety is of utmost importance to the Company and through 2023 we have continued to look at ways to improve safety in these areas of the operation. Operate Safely is one of our five foundations of successful railroading and it starts with knowing and following the rules. The FRA reportable train accident and personal injury frequency rates are key metrics as part of the Company's annual incentive plan.

During 2023, we rolled out our HomeSafe initiative to KCS and CPKCM tapping into the human side of safety and what it means to promote both safety engagement and feedback. HomeSafe puts everyone on the same level and empowers all employees to begin a safety conversation, no matter their role or position. Expanding HomeSafe, Safety walkabouts and other safety initiatives to the KCS and CPKCM has been instrumental in maintaining a strong safety performance in 2023.

Our reportable personal injury incidents rate per 200,000 employee-hours increased 15% to 1.16 (2022 - 1.01) and our reportable train accident rate per million train-miles increased 14% to 1.06 (2022 - 0.93). The 2022 numbers reflect legacy CP on a standalone basis. The Company’s safety performance is disclosed publicly on a quarterly basis using standardized metrics set out by the FRA.

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

The Company maintains a number of internal policies and processes related to recruitment, relocation, compensation, employment equity, and diversity and inclusion. The effective implementation of these policies alongside our ongoing workforce initiatives ensures the Company’s attraction and recruitment, employee development, succession, engagement, and diversity and inclusion practices are consistent and aligned with the Company’s commitments, foundations, and values.

Attraction and Recruitment
We employ a number of recruitment strategies and retention tactics to attract and retain talent across North America. The Company offers many rewarding career opportunities in a variety of roles within the organization in both operating and support functions. We base our recruitment strategy on workforce planning needs, and our goal is to have a diverse candidate pool to fill our open positions.

The Company recognizes the valuable skills and experience that veterans have gained from serving their country. We were named part of the Military Friendly® Employers in the U.S. for 2024. The Company was also named Canada's Top 100 Employers for 2024 as well as Alberta's Top 80 Employers for 2024.

The Company tracks recruitment performance and success rates to better understand which tactics, benefits, and strategic partnerships are most successful in bringing in and retaining new talent.

Training and Leadership Development
One of the Company’s five foundations is to Develop People. CPKC achieves this by providing its diverse workforce with an array of training and development opportunities.

CPKC 2023 ANNUAL REPORT / 15

Our strategy involves delivering specialized training, best practices, and skill-broadening opportunities to all employees. The Company offers a variety of training opportunities, including, but not limited to, technical/on-the-job training, role-specific offerings as well as optional courses. Training includes instructor-led in-person and virtual classes, blended, e-learning and self-directed online learning.

Non-union employees also complete annual performance reviews with development action plans with their leaders to set individual goals tied to the Company's five foundations and track progress against Company expectations as well as career development goals. Additionally, the Company offers a robust set of leadership development programs to support employees career growth.

The Company encourages all employees to take an active role in their career planning and development. We believe that investing in our employees leads to improved workplace morale and fosters a supportive working environment.

Diversity and Inclusion
Diversity is one of our core values. We believe that different backgrounds, experiences, and perspectives enhance creativity and innovation and encourage diversity of thought in the workplace. We are continually working on programs and opportunities to attract, retaining, and develop the best people and skill sets for the Company. The Company is committed to increasing diversity throughout all levels of the organization.

The Company recognizes the importance of Board member diversity as a critical component of objective oversight and continuous improvement. As of December 31, 2023, five of the 13 directors (38.5%) are women. Additionally, three of our male directors identify as a minority, which makes the majority of the Board of Directors (61.5%) members of "designated groups" as defined in the Employment Equity Act of Canada.

The Company has regulatory requirements to report on workforce diversity representation in Canada (Employment Equity Act) and the U.S. (Equal Employment Opportunity Commission). The Company currently collects diversity data on the following categories: women, minorities, and Indigenous peoples from employees, as shown in the table below, through voluntary self-disclosure. The Company continues to focus our efforts on attracting, recruiting, and developing a diverse workforce. This data is shared in various disclosures and government reporting, internally with employees and leaders, as well as our Board of Directors.

Year over Year Diversity Representation

Diversity Percentages(1)	2023	2022
Women (U.S., Canada & Mexico)	8%	9%
Minorities (U.S. & Canada)	20%	16%
Indigenous peoples (Canada only)	4%	4%
(1) Percentages are based on total active employees at year-end. The 2022 numbers reflect legacy CP employees only and the 2023 numbers reflect CPKC employees.

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

All references to websites (including our website) contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

16 / CPKC 2023 ANNUAL REPORT
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

The Company is affected by fluctuating fuel prices. Fuel expense constitutes a significant portion of the Company’s operating costs. Fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on the Company's results of operations. The Company currently employs a fuel cost adjustment program to help reduce volatility in changing fuel prices, but the Company cannot be certain that it will always be able to fully mitigate rising or elevated fuel prices through this program. Factors affecting fuel prices include worldwide oil demand, international geopolitics, weather, refinery capacity, supplier and upstream outages, unplanned infrastructure failures, environmental and sustainability policies, and labour and political instability.

The Company relies on technology and technological improvements to operate its business. Although the Company devotes significant resources to protect its technology systems and proprietary data, there can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient in averting such incidents or attacks. (Please see “Item 1C. Cybersecurity” for further discussion). The Company continually evaluates attackers’ techniques, tactics and motives, and strives to be diligent in its monitoring, training, planning, and prevention. However, due to the increasing sophistication of cyber-attacks and greater complexity within our IT supply chain, the Company may be unable to anticipate or implement appropriate preventive measures to detect and respond to a security breach.

CPKC 2023 ANNUAL REPORT / 17

This includes the rising rates of reported ransomware events, human error, or other cyber-attack methods disrupting the Company’s systems or the systems of third parties. If the Company or third parties whose technology systems we rely on were to experience a significant disruption or failure of one or more of their information technology or communications systems (either as a result of an intentional cyber or malicious act, or an unintentional error), it could result in significant service interruptions, safety failures or other operational difficulties such as: unauthorized access to confidential or other critical information or systems, loss of customers, financial losses, regulatory fines, and misuse or corruption of critical data and proprietary information, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. The Company also may experience security breaches that could remain undetected for an extended period and, therefore, have a greater impact on the services we offer. In addition, if the Company is unable to acquire or implement new technology in general, the Company may suffer a competitive disadvantage, which could also have an adverse effect on its results of operations, financial condition, and liquidity.

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

Strikes or work stoppages adversely affect the Company's operations. Class I railways are party to collective bargaining agreements with various labour unions. The majority of the Company's employees belong to labour unions and are subject to these agreements. Disputes with regard to the terms of these agreements or the Company's potential inability to negotiate mutually acceptable contracts with these unions, have resulted in, and could in the future result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a significant disruption of the Company's operations and have a material adverse effect on the Company's results of operations, financial condition, and liquidity. Additionally, future national labour agreements, or provisions of labour agreements related to health care, could significantly increase the Company's costs for health and welfare benefits, which could have a material adverse impact on its financial condition and liquidity.

Legal and Regulatory Risks
The Company is subject to significant governmental legislation and regulation over commercial, operating and environmental, climate, sustainability and other matters. The Company’s railway operations are subject to extensive federal laws, regulations and rules in the countries it operates. Operations are subject to economic and safety regulations in Canada primarily by the Agency and TC. The Company’s U.S. operations are subject to economic and safety regulation by the STB and the FRA. The Company’s Mexican operations are subject to economic and safety regulations by the SICT and ARTF. Any new rules from regulators could have a material adverse effect on the Company's financial condition, results of operations and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure. Various other regulators, including the FRA, and its sister agency within the U.S. Department of Transportation, the PHMSA, directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental and other matters. Together, the FRA and the PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives, and hazardous materials requirements. In addition, the U.S. Environmental Protection Agency (“EPA”) has regulatory authority with respect to matters that impact the Company's properties and operations. Additional regulation of the rail industry by these regulators or federal and state or provincial legislative bodies, whether under new or existing laws, may result in increased capital expenditures and operating costs and could have a significant negative impact on the Company’s ability to determine prices for rail services and result in a material adverse effect in the future on the Company’s business, financial position, results of operations, and liquidity in a particular year or quarter. This potential material adverse effect could also result in reduced capital spending on the Company’s rail network or in abandonment of lines.

The Company is subject to environmental laws and regulations that may result in significant costs. The Company’s operations are subject to extensive federal, state, provincial (Canada) and local environmental laws and regulations, including those governing air pollutants, GHG emissions, management and remediation of historical contaminant sites, discharges to waters and the handling, storage, transportation, and disposal of waste and other materials. (Please see “Environmental Laws, Regulations and Strategies” and “Sustainability-Related Laws, Regulations and Strategies” in Item 1. Business for further discussion). Violation of these laws and regulations can result in significant fines and penalties, as well as other potential impacts on the Company’s operations. These laws can impose strict, and in some circumstances, joint and several liability on both current and former owners, and on operators of facilities. If the Company is found to have violated such laws or regulations or to have acted in a manner that is inconsistent with regulatory expectations, such a finding could have a material adverse effect on the Company’s business, financial condition, or operating results.

Such environmental liabilities may also be raised by adjacent landowners or third parties. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results and reputation. The Company has been, and may in the future be, subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations. The Company currently has obligations at existing sites for investigation, remediation and monitoring, and will likely have obligations at other sites in the future. The actual costs associated with both current and long-term liabilities may vary from the Company’s estimates due to a number of factors including, but not limited to changes in: the content or interpretation of environmental laws and regulations; required remedial actions; technology associated with site

18 / CPKC 2023 ANNUAL REPORT
investigation or remediation; and the involvement and financial viability of other parties that may be responsible for portions of those liabilities. The Company’s Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment concerning, among other matters, emissions to the air, land, and water, and the handling of hazardous materials and wastes, and are also subject to the compliance with standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings, impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.

The Company is subject to claims and litigation that could result in significant expenditures. Due to the nature of its operations, the Company is exposed to the potential for claims and litigation arising out of personal injury, property damage or freight damage, employment, labour contract or other commercial disputes, and environmental, climate or sustainability, or other liability. The Company accrues for potential losses in accordance with applicable accounting standards, based on ongoing assessments of the likelihood of an adverse result in a claim or litigation together with the monetary relief or other damages sought or potentially recoverable. Material changes to litigation trends, a significant rail or other incident or series of incidents involving freight damage or loss, property damage, personal injury, or environmental, climate or sustainability, or other liability, and other significant matters could have a material adverse impact to the Company's operations, reputation, financial position or liquidity.

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

The Company is dependent on certain key suppliers of core railway equipment and materials that could result in increased price volatility or significant shortages of materials, which could adversely affect results of operations, financial condition, and liquidity. Due to the complexity and specialized nature of core railway equipment and infrastructure (including rolling stock equipment, locomotives, rail and ties), there are a limited number of suppliers of rail equipment and materials available. Should these specialized suppliers cease production or experience capacity or supply shortages, this concentration of suppliers could result in the Company experiencing cost increases or difficulty in obtaining rail equipment and materials, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. Additionally, the Company’s operations are dependent on the availability of diesel fuel. A significant fuel supply shortage arising from production decreases, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors could have a material adverse effect on the Company's results of operations, financial position, and liquidity in a particular year or quarter.

Risks Related to the Kansas City Southern Transaction
The conditions imposed by the STB’s March 15, 2023 final decision could have an adverse effect on the Company’s businesses, results of operations, financial condition, cash flows or the market value of the Company’s common stock and debt securities, or reduce the anticipated benefits of the combination. In connection with the STB's March 15, 2023 final decision, the STB imposed a number of conditions, including among others (i) commitments by the combined company to keep gateways open on commercially reasonable terms and create no new bottlenecks, (ii) environmental-related conditions, (iii) data reporting and retention requirements, and (iv) a seven-year oversight period for the STB to monitor adherence to these conditions. In addition, the Company inherits conditions previously imposed by the STB on KCS in connection with various prior KCS acquisitions, including in relation to KCS’s commitment to keep the Laredo gateway open on commercially reasonable terms in connection with its prior acquisition of The Texas Mexican Railway. Furthermore, the STB has noted its authority to issue supplemental orders to address issues or concerns that may arise in the future. These conditions could disrupt the Company’s businesses, and uncertainty about the outcome of that review could divert management’s attention and resources, and reduce the anticipated benefits of the combination, and may have an adverse effect on the combined company. Further, the combination may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits and other litigation relating to the combination. In addition, the Company has incurred, and expects to incur additional, material non-recurring expenses in connection with the completion of the combination and integration activities. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company and the market value of the Company’s common stock and debt securities.

The Company incurred substantial indebtedness in connection with consummation of the acquisition, which may pose risks and/or intensify existing risks. Prior to the KCS acquisition closing into voting trust that occurred on December 14, 2021, the Company incurred additional indebtedness of approximately U.S. $6.7 billion and $2.2 billion notes to indirectly fund the acquisition.

The foregoing indebtedness, as well as any additional indebtedness we may incur, could have the effect, among other things, of reducing our liquidity and may limit our flexibility in responding to other business opportunities and increasing our vulnerability to adverse economic and industry conditions.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic, financial and business conditions, and other factors affecting our operations, many of which are beyond our control. In addition, we may be

CPKC 2023 ANNUAL REPORT / 19

required to redeem all of the outstanding 2.450% notes due 2031 and 3.000% notes due 2041 pursuant to a special mandatory redemption requirement of those notes, which could have a significant adverse impact on the business and financial condition of the Company.

Our increased indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the combination, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

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

The Company may be unable to integrate KCS successfully, and the Company may not experience the growth being sought from the combination. CPRL and KCS operated independently until the Control Date. Integrating KCS with CPKC will involve operational, technological and personnel-related challenges. This process is time-consuming and expensive, may disrupt the businesses of either or both of the companies and may reduce the growth opportunities sought from the combination. There can be no guarantee of the successful integration of KCS or that the combined company will realize the anticipated benefits of the business combination, whether financial, strategic or otherwise, and this may be exacerbated by changes to the economic, political and global environment in which the merged company would operates.

Risks related to Operations in Mexico
The Mexican concession of CPKCM is subject to revocation or termination in certain circumstances, which would prevent CPKCM from conducting rail operations under the Concession and would have a material adverse effect on the Company’s consolidated financial statements. CPKCM operates under the Concession granted by the Mexican government for a period of 50 years which is renewable under certain conditions for additional periods, each of up to 50 years. The Concession gives CPKCM exclusive rights to provide freight transportation services over its rail lines through 2037 (the first 40 years of the 50-year Concession), subject to certain trackage and haulage rights granted to other freight rail concessionaires, and subject to trackage and haulage rights afforded to concessionaires of concessions that may be granted by the SICT to provide passenger rail service in the future.

The SICT and ARTF, which are principally responsible for regulating railroad services in Mexico, have broad powers to monitor CPKCM’s compliance with the Concession, and they can require CPKCM to supply them with any technical, administrative and financial information they request. Among other obligations, CPKCM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every three years. The SICT treats CPKCM’s business plans confidentially. The SICT and ARTF also monitor CPKCM’s compliance with efficiency and safety standards established in the Concession. The SICT and ARTF review, and may amend, these standards from time to time. COFECE also has the authority to regulate railroad service in Mexico, having powers to monitor compliance with the antitrust laws as well as to investigate and determine remedies for anticompetitive practices.

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

20 / CPKC 2023 ANNUAL REPORT
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

The Company’s ownership of CPKCM and operations in Mexico subject it to Mexican economic and political risks. The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on CPKCM’s operations in particular. For example, CPKCM operations could be impacted with the introduction of new legislation or policies to regulate the railway industry, the energy market, or labour and tax conditions. The Company cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or CPKCM’s operations. For example, from time to time, teachers' protests in Mexico have resulted in service interruptions on CPKCM’s right of ways. The Company’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico. For example, the Company has a tax contingency related to an audit assessment, which is currently in litigation, for the CPKCM 2014 Mexico tax return. An adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements in a particular quarter or period. Tax contingencies are further discussed in Notes 6 and 26 of Item 8. Financial Statements and Supplementary Data.

The social and political situation in Mexico could adversely affect the Mexican economy and CPKCM’s operations, and changes in laws, public policies and government programs could be enacted, each of which could also have a material adverse effect on the Company’s consolidated financial statements.

The Mexican economy in the past has suffered balance of payment deficits and shortages in FX reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Any restrictive exchange control policy could adversely affect the Company’s ability to obtain U.S. dollars or to convert Mexican pesos into dollars for purposes of making payments. This could have a material adverse effect on the Company’s consolidated financial statements.

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

Downturns in the United States or Mexican economies or in trade between the United States and Mexico could have material adverse effects on the Company’s consolidated financial statements and the Company’s ability to meet debt service obligations. In addition, the Company has invested significant amounts in developing its intermodal operations, including the Port of Lázaro Cárdenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lázaro Cárdenas. Reductions in trading volumes, which may be caused by factors beyond the Company’s control, including increased government regulations regarding the safety and quality of Asian-manufactured products, could have a material adverse effect on the Company’s consolidated financial statements.

Additionally, fluctuations in the peso-dollar exchange rates could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that CPKCM transports to the United States may be offset by a subsequent increase in imports of other commodities CPKCM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in

CPKC 2023 ANNUAL REPORT / 21

United States-Mexican trade beyond the Company’s control may result in a reduction of freight volumes or in an unfavourable shift in the mix of products and commodities CPKCM carries.

Extreme volatility in the peso-dollar exchange rate may result in disruption of the international foreign exchange markets and may limit the ability to transfer or convert Mexican pesos into U.S. dollars. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments and meeting contractual commitments. Fluctuations in the peso-dollar exchange rates also have an effect on the Company’s consolidated financial statements. A weakening of the peso against the U.S. dollar would cause reported peso-denominated revenues and expenses to decrease, and could increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and a weakening of the peso against the U.S. dollar could cause an increase in the Company’s cash tax obligation and effective income tax rate.

Climate-Related Risks
Climate change presents both physical and transition risks to our business. A summary of climate-related risks that could adversely affect our business, operations and financial results is discussed below.

Physical Risks
Changing climate conditions, severe weather or natural disasters could result in significant business interruptions and costs to the Company. The Company is exposed to severe weather conditions and natural disasters, including earthquakes, volcanism, hurricanes, tropical storms, tornadoes, floods, fires, avalanches, mudslides, extreme temperatures, and significant precipitation have caused track outages, severe damage to infrastructure, and business interruptions that have adversely affected the Company’s entire rail network. These events have resulted and can result in substantial costs to respond during the event and recover following the event. Costs can include modifications to existing infrastructure or implementation of new infrastructure to prevent future impacts to our business.

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

Transition Risks
Reputational Risks
The Company has established a GHG emissions reduction target, and may establish updated or new targets in the future to guide the implementation of the Company's carbon reduction efforts. The Company's inability to achieve the current GHG emissions reduction target or any future targets we may establish could negatively impact the Company, including both our reputation and financial results. The Company has established a science-based GHG emissions reduction target (please see “Sustainability-Related Laws, Regulations and Strategies—Climate Change” in Item 1. Business for further discussion). Our current GHG emissions reduction target and any future GHG emissions reduction targets we may establish are subject to a number of risks, assumptions and uncertainties that include, but are not limited to: changes in carbon markets; evolving sustainability strategies and scientific, methodological or technological developments, including future investments in and the availability of GHG emissions-reduction tools and technologies, shifts in the science, data, methodology and legal and financial considerations underlying our climate and sustainability-related analysis and strategy, including those developed and used by organizations such as SBTi, the ability of the Company to successfully implement its climate and sustainability-related strategies and initiatives (including actions and plans undertaken by the Company to reduce GHG emissions), significant changes in the Company's GHG emissions profile as a result of changes to its railway asset base, the Company's ability to work with governments and third parties to mitigate the impacts of climate change, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, capital spending, actions of vendors, the willingness of customers to acquire our services, cost of network expansion, maintenance and retrofits, and physical impact of climate change on our business. In addition, the accuracy, consistency and usefulness of climate or sustainability-related data (including data underlying our current or future targets and their baselines) could be impacted by a number of factors, including the accuracy of the assumptions in the science-based methodology used to calculate this data, improvement in our data collection and measuring systems, activities such as joint ventures, mergers and acquisitions or divestitures, and industry-driven changes to methodologies. Further, as we continue to integrate KCS, we are conducting additional data-gathering and intend to further assess the climate and sustainability strategies and initiatives for the combined company, and may make changes to our existing strategies and initiatives as a result.

22 / CPKC 2023 ANNUAL REPORT

As a result of these and other factors, we may not achieve our current GHG emissions reduction target or any future GHG emissions reduction targets we may establish. We cannot assure that the Company's current or future plans to reduce GHG emissions will be viable or successful. Inability to meet our current GHG emissions reduction target or any future GHG emissions reduction targets we may establish, including our ability do so in a manner that meets standards and expectations developed by third parties such as SBTi, could have a material adverse effect on the Company's reputation, legal risks, results of operations, and financial position.

Policy and Regulatory Risks
An escalating price on carbon emissions could materially increase direct costs related to fuel purchases and indirect expenses related to purchased goods, materials, and electricity required to operate our business. As a fuel-intensive operation, the Company is exposed to both emerging and escalating carbon pricing regulations. The Company is regulated under multiple carbon taxation systems and cap and trade market mechanisms in the Canadian provinces in which we operate. The Company's Scope 1 and Scope 2 GHG emissions generated through our operations in Canada and Mexico are impacted by carbon pricing mechanisms.

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

Please see “Sustainability-Related Laws, Regulations and Strategies” in Item 1. Business for further discussion of climate- and other sustainability-related laws and regulations (including the rulemaking activities of securities regulatory authorities in Canada and the United States) that could materially affect the Company’s operating results, financial condition, and reputation.

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

Shifting consumer demand to lower-carbon products and increased climate-focused regulations, such as carbon pricing and fuel regulations, may instigate a broad transition in the energy sector. Programs that place a price on carbon emissions or other government restrictions on certain market sectors may further impact current and potential freight rail customers in the energy sector. A comprehensive transition in the energy sector could significantly impact the markets of the Company's energy customers or lead to market differentiation through geographic variation in policies and demand trends. A portion of the Company’s business could be materially affected by potential future changes and instability that may be related to such a transition.

Please see “Sustainability-Related Laws, Regulations and Strategies” in Item 1. Business for further discussion of climate- and other sustainability-related laws, regulations and other legal developments that could materially affect the preferences, activities, and financial conditions of our customers and other stakeholders, as well as the Company’s operating results, financial condition, and reputation.

General Risk Factors
Global Risks
Global economic and public health conditions could negatively affect demand for commodities and other freight transported by the Company. A decline or disruption in domestic, cross border or global economic conditions, including fluctuations in interest rates, that affect the supply or demand for the commodities that the Company transports may decrease the Company’s freight volumes and would result in a material adverse effect on the Company’s financial or operating results and liquidity. Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact on the Company's financial position, results of operations, and liquidity in a particular year or quarter. We are also subject to outbreaks of infectious disease, such as risks related to the global COVID-19 pandemic, which had adverse impacts on economic and market conditions and the Company's business. Public health crises, including COVID-19, have created, and in the future may create, significant volatility, uncertainty and economic disruption in the regions in which the Company operates and therefore adversely affect the Company's business.

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

CPKC 2023 ANNUAL REPORT / 23

credit rating to below investment grade, which could also further prohibit or restrict the Company from accessing external sources of short-term and long-term debt financing, and/or significantly increase the associated costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
Risk Management
CPKC’s cybersecurity risk management program is an integrated and essential component of the Company’s overall risk management strategy. Through its Security Management Plan, CPKC maintains a comprehensive, risk-based plan that is modelled on and was developed in conjunction with the security plan prepared by the Association of American Railroads post-September 11, 2001. This plan also covers regulatory requirements such as TSA Cyber Security Directives and auditing requirements. Under this plan, the Company routinely examines and prioritizes cyber vulnerabilities and threats while also testing and revising protective measures for its assets and operations, both physical or cyber. Likewise, the Company’s cybersecurity risk management program entails real-time review and monitoring of CPKC’s cyber-risk exposures and implements strategic processes to manage those risks.

The Company's cybersecurity program utilizes the National Institute of Standards and Technology Cybersecurity Framework as its foundation. Accordingly, CPKC’s program includes periodic risk assessments, penetration testing by a third-party, audit participation, employee and contractor training, and the implementation of technologies to assist in mitigating cybersecurity risks and harms. Incident response procedures, including escalation procedures, are designed, implemented, and periodically tested to assist the Company in detecting, responding to, and recovering from a potential cybersecurity incident, and making any timely notification or disclosure that may be required under the circumstances. The Company scopes the third-party penetration tests as real-world attacks against perimeter defenses and internal processes such as social engineering and phishing.

The Company's cybersecurity risk management program also includes ongoing threat research and analysis conducted with the assistance of third parties, including on emerging threat attack vectors, tactics, actors and motivations. The Company also engages in ongoing network monitoring and has implemented a vulnerability management and patching program. Further, CPKC employs structured vetting and ongoing risk management processes to identify and mitigate cyber risks associated with the use of third-party service providers, including specifically in the area of technology.

To date, risks arising from cybersecurity threats have not materially affected the Company, its results of its operations, or its financial condition. However, the Company also recognizes the reality of the ever-evolving cyber risk landscape faced by industries and businesses across the world. Depending on their source and nature, cyber incidents could in the future materially affect CPKC and its operations, and financial condition.

See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about information and cybersecurity risk.

Governance and Oversight
The Board of Directors oversees the work of all of its committees, including the Risk and Sustainability Committee. The Risk and Sustainability Committee is responsible for overseeing the Company’s strategic and integrated risk practices, including its approach to management and assessment of cybersecurity risks. The Chief Information Officer (CIO) provides annual and periodic updates to the Risk and Sustainability Committee and the Board of Directors on cybersecurity risks and the Company’s implementation of its strategy for mitigating such risks. In addition, the Company’s Chief Information Security Officer (CISO) also briefs the Risk and Sustainability Committee. The Audit and Finance Committee receives updates on information systems and cybersecurity audit and advisory engagements from the Chief Internal Auditor.

The CISO reports directly to the CIO and is responsible for:
•Overseeing and implementing CPKC's cybersecurity strategy;
•Aligning cybersecurity objectives with the overall business objectives;
•Ensuring compliance with regulatory directives related to cybersecurity;
•Promoting a cybersecurity culture through comprehensive awareness and training programs; and
•Managing and coordinating incident response activities.

The Company's cybersecurity risk management program is supervised by the Managing Director of Enterprise Security who reports directly to the CISO. The Chief Information Officer and CISO regularly update senior leadership and the executive committee on cybersecurity risks.

The CISO, CIO, and certain members of their management team who are involved in implementing the Company's cybersecurity program possess expertise in cybersecurity risk management. Our CISO and CIO each have many years of experience in designing and implementing cybersecurity frameworks and working to mitigate cyber threats. Among other qualifications, certain members of the CISO's and CIO's management team also have certifications as a CISSP (Certified Information Systems Security Professional) and CISM (Certified Information Security Manager).

24 / CPKC 2023 ANNUAL REPORT

ITEM 2. PROPERTIES

Network Geography
The Company operates on a network of approximately 20,000 miles of main track, of which the Company accesses 3,300 miles under trackage rights. The Company's track network represents the size of the Company's operations that connects markets, customers, and other railways. The Company’s network accesses the U.S. markets directly through five wholly-owned subsidiaries: Soo Line Railroad Company (“Soo Line”), a Class I railway operating in the U.S. Midwest; the Dakota, Minnesota & Eastern Railroad ("DM&E"), which operates in the U.S. Midwest; Delaware & Hudson Railway Company, Inc., which operates between eastern Canada and the U.S. Northeast; the Central Maine & Quebec Railway U.S. Inc., which operates in the U.S. Northeast, and the Kansas City Southern Railway Company, which operates in the central and south-central U.S. KCS indirectly owns CPKCM which operates in northeastern and central Mexico and the port cities of Lázaro Cárdenas, Tampico and Veracruz.

The Company’s network in Canada covers approximately 8,400 miles and extends from the Port of Vancouver, B.C. on Canada’s Pacific Coast to the Port of Montréal, Québec, and eastern Québec and to the Port of Saint John, New Brunswick via a haulage agreement. The U.S. network covers approximately 8,800 miles and extends through industrial centres of Chicago, Illinois; Detroit, Michigan; Buffalo and Albany, New York; Minneapolis, Minnesota; Kansas City, Missouri; and to the U.S. Gulf Coast with port access at Port Arthur, Texas, New Orleans, Louisiana, and Mobile, Alabama via agreement. The Company’s network in Mexico extends approximately 3,100 miles from the Laredo, Texas border crossing through Mexico City, Mexico City with port access at Lázaro Cárdenas, Michoacán, Veracruz, Veracruz, and Altamira, Tamaulipas.

EDMONTON
SASKATOON
CALGARY
VANCOUVER
MOOSE JAW
REGINA
KINGSGATE
COUTTS
PORTAL
WINNIPEG
NOYES
THUNDER BAY
DULUTH
MINNEAPOLIS
ST. PAUL
MILWAUKEE
DETROIT
WINDSOR
CHICAGO
DAVENPORT
KANSAS CITY
ST. LOUIS
MONTREAL
CÔTE SAINT-LUC
LACHINE
QUEBEC CITY
SAINT JOHN
SEARSPORT
TORONTO
VAUGHAN
BUFFALO
HAMILTON
NEW YORK
SHREVEPORT
DALLAS
MERIDIAN
MOBILE
GULFPORT
NEW ORLEANS
BEAUMONT
HOUSTON
LAKE CHARLES
PORT ARTHUR
SANCHEZ
CORPUS CHRISTI
BROWNSVILLE
MONTERREY
ALTAMIRA
TAMPICO
SAN LUIS POTOSI
QUERETARO
MEXICO CITY
VERACRUZ
TOLUCA
LAZARO CARDENAS
CPKC Network
Trackage/Haulage
Major Transload Facilities
Major Intermodal Terminals
Major Classification Yards

CPKC 2023 ANNUAL REPORT / 25

At December 31, 2023, the breakdown of the Company's operated track miles is as follows:

Total
First main track	19,178
Second and other main track	1,159
Passing sidings and yard track	5,815
Industrial and way track	1,894
Total track miles	28,046

Rail Facilities
The Company operates numerous facilities including: terminals for intermodal, transload, automotive and other freight; classification rail yards for train-building and switching, storage-in-transit and other activities; offices to administer and manage operations; dispatch centres to direct traffic on the rail network; crew quarters to house train crews along the rail line; shops and other facilities for fuelling, maintenance and repairs of locomotives; and facilities for maintenance of freight cars and other equipment. The Company continues to invest in terminal upgrades and new facilities to accommodate incremental growth in volumes. Typically in all of our major yards, the Company's Police Services has offices to ensure the safety and security of the yards and operations.

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

The Company’s locomotive fleet is comprised of largely high-adhesion alternating current line haul locomotives that are more fuel efficient and reliable and have superior hauling capacity as compared with standard direct current locomotives. The Company has entered into locomotive leases in the past to ensure there is appropriate capacity to meet market demand. The Company’s locomotive productivity, defined as the daily average GTMs divided by daily average operating horsepower, for the years ended December 31, 2023 and 2022, was 171 and 196 GTMs per Operating horsepower, respectively. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. 2022 GTMs reflect legacy CP on a standalone basis. As of December 31, 2023, the Company had 357 locomotives in storage. As of December 31, 2023, the Company owned or leased the following locomotive units:

Locomotives	Owned	Leased	Total	Average Age (in years)
Line haul	1,438	54	1,492	15
Road Switcher	771	7	778	43
Yard Switcher	49	—	49	50
Total locomotives	2,258	61	2,319	23

26 / CPKC 2023 ANNUAL REPORT
The Company’s average in-service utilization percentage for freight cars, for the years ended December 31, 2023 and 2022, was 81% and 85%, respectively(1). 2022 reflects legacy CP on a standalone basis. As of December 31, 2023, the Company owned and leased the following freight cars:

Freight cars	Owned	Leased	Total	Average Age (in years)
Box car	4,366	1,203	5,569	31
Covered hopper	15,642	6,416	22,058	16
Flat car	1,773	1,141	2,914	30
Gondola	6,251	2,719	8,970	25
Intermodal	1,791	202	1,993	21
Multi-level autorack	6,252	1,907	8,159	17
Company service car	2,986	466	3,452	47
Open top hopper	230	21	251	31
Tank car	44	383	427	28
Total freight cars	39,335	14,458	53,793	22
(1) Average in-service utilization percentage for 2022 previously reported as 79%, has been restated to 85% in this annual report. The restatement reflects new methodology adopted by the Company in 2023 to harmonize utilization data across the combined network.

As of December 31, 2023, the Company owned and leased the following units of intermodal equipment:

Intermodal equipment	Owned	Leased	Total	Average age (in years)
Containers	10,728	—	10,728	6
Chassis	7,640	2,017	9,657	12
Total intermodal equipment	18,368	2,017	20,385	9

Headquarters Office Building
The Company's global headquarters in Calgary, Alberta is a multi-building campus encompassing the head office building, a data centre, training facility, and other office and operational buildings. The Company’s U.S. headquarters is located in Kansas City, Missouri while Mexican headquarters are located in Monterrey, Nuevo Leon and Mexico City.

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

The Company also maintains dispatch centres in the U.S., located in Kansas City and Minneapolis, Minnesota, and Mexico, located in Monterrey to service the dispatching needs of locomotive and train crews working in the U.S. and Mexico, respectively.

Capital Expenditures
The Company incurs expenditures to expand and enhance its rail network, rolling stock, and other infrastructure. These expenditures are aimed at improving efficiency and safety of our operations. Such investments are also an integral part of the Company's multi-year capital program and support growth initiatives.

In 2023, the Company invested in capital expenditures of $2,468 million (2022 - $1,557 million), up 59% from the prior year mainly as a result of the KCS acquisition. For further details, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

CPKC 2023 ANNUAL REPORT / 27

Encumbrances
Refer to Item 8. Financial Statements and Supplementary Data, Note 17 Debt, for information on the Company's finance lease obligations and assets held as collateral under these agreements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

28 / CPKC 2023 ANNUAL REPORT
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

Name, Age and Position	Business Experience
Keith Creel, 55 President and Chief Executive Officer	Mr. Creel became the first President and Chief Executive Officer ("CEO") of CPKC on April 14, 2023. Mr. Creel previously served as President and CEO of CP from January 31, 2017 to April 13, 2023. He was appointed CP President and Chief Operating Officer ("COO") in February 2013 and joined the CP Board of Directors in May of 2015. Under Mr. Creel's leadership, CP achieved industry-leading safety performance and delivered more efficient ways to connect customers to domestic and global markets, playing a prominent role in connecting communities across North America.

Prior to joining the Company, Mr. Creel was Executive Vice-President and COO at Canadian National Railway Limited ("CN") from January 2010 to February 2013. During his time at CN, Mr. Creel held various positions including Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of the Prairie Division.

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
Nadeem Velani, 51 Executive Vice-President and Chief Financial Officer	Mr. Velani is Executive Vice-President and Chief Financial Officer of CPKC. In his role, Mr. Velani serves as a key member of the CPKC executive leadership team responsible for helping plan the long-term strategic direction of the company with duties including financial planning, investor relations, reporting and accounting systems, as well as procurement, treasury and tax.

Previously, Mr. Velani served as Executive Vice-President and Chief Financial Officer at CP having earlier served as Vice-President Investor Relations. Prior to joining CP, Mr. Velani spent 15 years at CN where he worked in a variety of positions in Strategic and Financial Planning, Investor Relations, Sales and Marketing and the Office of the President and CEO.

Mr. Velani holds a Bachelor of Economics degree from Western University and an MBA in finance/international business from McGill University. In 2022, Mr. Velani completed the Advanced Management Program at Harvard Business School.
John Brooks, 53 Executive Vice-President and Chief Marketing Officer	Mr. Brooks is Executive Vice-President and Chief Marketing Officer ("CMO") of CPKC. Mr. Brooks is responsible for CPKC's business units and leads a group of highly capable sales and marketing professionals across North America. Mr. Brooks is also responsible for strengthening partnerships with existing customers, generating new opportunities for growth, enhancing the value of the company's service offerings and developing strategies to optimize CPKC's book of business.

Previously, Mr. Brooks served as Executive Vice-President and CMO of CP since February 2019. He has worked in senior marketing roles at CP since joining in 2007, including past experience as Senior Vice-President and CMO and Vice-President, Marketing – Bulk and Intermodal. Mr. Brooks began his railroading career with Union Pacific Corporation and later helped start I&M Rail Link, LLC, which was purchased by DM&E in 2002. Mr. Brooks was Vice-President, Marketing at DM&E prior to it being acquired by CP in 2007.

With more than 25 years in the railroading business, Mr. Brooks brings a breadth of experience to the CMO role that is pivotal to the Company's continued and future success.

Mr. Brooks holds a Bachelor of Arts in finance from the University of Northern Iowa and a minor in real estate finance.

CPKC 2023 ANNUAL REPORT / 29

Mark Redd, 53 Executive Vice-President and Chief Operating Officer	Mr. Redd is Executive Vice-President and COO of CPKC, bringing considerable leadership experience in rail operations and safety excellence to the role. Mr. Redd oversees the 24/7 operations of CPKC's North American network, north of Beaumont, Texas, including teams responsible for network transportation, operations, mechanical, engineering, training and safety.

Previously, Mr. Redd served as Executive Vice-President Operations of CP since September 2019. He joined CP in October 2013 as General Manager Operations U.S. West and has held various leadership positions. In April 2016, he became Vice-President Operations Western Region and in February 2017, he became Senior Vice-President Operations Western Region. Previous to these roles, Mr. Redd worked for over 20 years at Kansas City Southern Railway Company where he held a variety of leadership positions in network and field operations, including Vice-President Transportation where he oversaw key operating functions in the U.S. and Mexico.

Mr. Redd holds Bachelor's and Master's degrees of science in management from the University of Phoenix and an Executive MBA from the University of Missouri – Kansas City.
John Orr, 60 Executive Vice-President and Chief Transformation Officer	Mr. Orr is Executive Vice-President and Chief Transformation Officer of CPKC. In this new strategic position, Mr. Orr's responsibilities include Mexico operations, network operations planning and design, labor relations and regulatory affairs.

Previously, Mr. Orr served as Executive Vice-President Operations for Kansas City Southern, overseeing the transportation, engineering, mechanical, network operations, health-safety-environmental and labor relations teams from 2021-2023. A fourth-generation railroader, Mr. Orr began his railroad career at CN in 1985, gaining critical experience and ultimately holding various leadership positions including Senior Vice-President and Chief Transportation Officer.

Mr. Orr holds a Bachelor of Arts in environmental studies from the University of Waterloo and has most recently completed the Advanced Management Program at Harvard University. He has also completed additional business coursework and professional development in leadership from University of Waterloo, University of Guelph, University of Western Ontario and Niagara Leadership Institute.
James Clements, 54 Executive Vice-President, Strategic Planning and Technology	Mr. Clements is Executive Vice-President, Strategic Planning and Technology at CPKC. Mr. Clements has responsibilities that include strategic network issues, Network Service Centre operations, and Information Services.

Previously, Mr. Clements served as Senior Vice-President, Strategic Planning and Technology Transformation at CP since September 2019. Before this appointment, he was the Vice-President, Strategic Planning and Transportation Services of the Company from 2014. Mr. Clements has more than 20 years' experience at the Company, enabling an extensive understanding of the Company's customers, processes, systems, and leadership of CP-KCS integration planning. His previous experience and leadership roles cover a wide range of areas of the Company’s business, including car management, finance, logistics, grain marketing and sales in both Canada and the U.S., as well as marketing and sales responsibilities for various other lines of business.

Mr. Clements holds an MBA in international business and finance from McGill University and a Bachelor of Science in computer science and mathematics from McMaster University.
Jeffrey Ellis, 56 Executive Vice-President, Chief Legal Officer and Corporate Secretary	Mr. Ellis is Executive Vice-President, Chief Legal Officer and Corporate Secretary of CPKC. Mr. Ellis has accountability for the overall strategic leadership, oversight and performance of the legal, corporate secretarial, government relations, and communications functions of the Company. Mr. Ellis' responsibilities include litigation management, regulatory, contracts, commercial matters, advising on risk management as well as providing strategic support to senior management and the Board of Directors.

Previously, Mr. Ellis served as Chief Legal Officer and Corporate Secretary at CP, a role he had served in since 2015. Prior to joining CP, Mr. Ellis was the U.S. General Counsel at BMO Financial Group. Before joining BMO in 2006, Mr. Ellis was with the law firm of Borden Ladner Gervais LLP in Toronto, Ontario.

Mr. Ellis holds a Bachelor of Arts and a Master's of Arts degree from the University of Toronto, Juris Doctor and Master of Laws degrees from Osgoode Hall Law School, and an MBA from the Richard Ivey School of Business, Western University. Mr. Ellis is a member of the bars of New York, Illinois, Ontario and Alberta.

30 / CPKC 2023 ANNUAL REPORT

Laird Pitz, 79 Senior Vice-President and Chief Risk Officer	Mr. Pitz is Senior Vice-President and Chief Risk Officer ("CRO") at CPKC. In his role, Mr. Pitz is responsible for risk management, police services, U.S. and Canadian casualty and general claims, environmental risk and forensic audit investigations.

Previously, Mr. Pitz served as Senior Vice-President and CRO of CP since October 2017. He also served as the Vice-President and CRO of the Company from October 2014 to October 2017, and the Vice-President, Security and Risk Management of the Company from April 2014 to October 2014. Prior to joining the Company, Mr. Pitz was retired from March 2012 to April 2014, and Vice-President, Risk Mitigation of CN from September 2003 to March 2012.

Mr. Pitz, a Vietnam War veteran and former Federal Bureau of Investigation special agent, is a 40-year career professional who has directed strategic and operational risk mitigation, security and crisis management functions for companies operating in a wide range of fields, including defence, logistics and transportation.
Mike Foran, 50 Senior Vice-President, Network and Capacity Management	Mr. Foran is Senior Vice-President, Network and Capacity Management at CPKC. In this role, Mr. Foran is responsible for guiding the use of company assets to align with corporate objectives to drive strategic, sustainable growth.

Previously, Mr. Foran served as Vice-President, Market Strategy and Asset Management at CP since May 2017. During his more than 21 years at CP, Mr. Foran has worked in operations, business development, marketing and general management.

Mr. Foran holds an Executive MBA from the Ivey School of Business at Western University and a Bachelor of Commerce from the University of Calgary.
Maeghan Albiston, 42 Vice-President and Chief Human Resources Officer	Ms. Albiston is Vice-President and Chief Human Resources Officer at CPKC. Ms. Albiston is responsible for leading the Company's Human Resources function across North America, including in the areas of talent management, recruitment, total rewards, occupational health and leadership development. Ms. Albiston also oversees the management of the Company's pension plans, which include CP's defined benefit pension plan, one of the oldest and largest corporate pension plans in Canada.

During her nearly 20 year career at CP, Ms. Albiston has held a number of leadership roles, most recently as Vice-President Capital Markets where she acted as the primary point of contact for the financial community with oversight for the investor relations, treasury and pension functions.

Ms. Albiston holds a Bachelor of Commerce from the University of Alberta.
Oscar Augusto Del Cueto Cuevas, 57 CPKCM President, General Manager and Executive Representative	Mr. Del Cueto is the President and the Executive Representative of CPKCM. Mr. Del Cueto has more than 30 years of experience in the railway industry. Mr. Del Cuteo joined KCS de Mexico in 2006 where he served in numerous roles including Director of Mechanical, Director of Transportation, General Superintendent of Transportation and Vice President and General Director.

In August 2020, Mr. Del Cueto was also appointed as President of the Mexican Association of Railways after serving as Chairman of the Operations and Security Committee for five years. He is on the Board of Directors of the Railway and Terminal del Valle de México, ("Ferrovalle") and a full member of the Steering Committee of the Ferrovalle railway terminal. He is also a member of the Mexican Council of Foreign Trade of the Northeast and in January 2021, he was appointed to the Board of the American Chamber of Commerce of Mexico.

Mr. Del Cueto holds a Bachelor’s degree in communications and an MBA in business administration from the University of Monterrey. Additionally, he received a Certificate in the Management Rail Program from the University of Michigan. He is fluent in Spanish and English.

CPKC 2023 ANNUAL REPORT / 31

Pam Arpin, 49 Vice-President and Chief Information Officer
Ms. Arpin is Vice-President and Chief Information Officer at CPKC. Previous to this appointment, she was the CP's first Vice-President Innovation & Business Transformation, a portfolio she retains in her current role, including oversight of the Company's Network Service Centre.

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

32 / CPKC 2023 ANNUAL REPORT
PART II

CPKC 2023 ANNUAL REPORT / 33

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Information
The Common Shares are listed on the TSX and on the NYSE under the symbol "CP".

Share Capital
At February 26, 2024, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 932,428,454 Common Shares and no preferred shares issued and outstanding, which consisted of 15,190 holders of record of the Common Shares. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. All number of options presented herein are shown on the basis of the number of shares subject to the options. At February 26, 2024, 6,992,378 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 20,940,714 options available to be issued by the Company’s MSOIP in the future. The Company also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Issuer Purchase of Equity Securities
In connection with the KCS transaction, the Company suspended share repurchases and did not have an active program as at December 31, 2023. Active programs and purchases made in prior years are further described in Item 8. Financial Statements and Supplementary Data, Note 21 Shareholders' Equity.

34 / CPKC 2023 ANNUAL REPORT
ITEM 6. [RESERVED]

CPKC 2023 ANNUAL REPORT / 35

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

36 / CPKC 2023 ANNUAL REPORT
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to and should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes in Item 8. Financial Statements and Supplementary Data, and other information in this annual report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars. The following section generally discusses 2023 and 2022 items and comparisons between 2023 and 2022. Discussions of 2021 items and comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

For purposes of this report, unless the context indicates otherwise, all references herein to “CPKC”, “the Company”, “we”, “our” and “us” refer to Canadian Pacific Kansas City Limited ("CPKC") and its subsidiaries, which includes Kansas City Southern ("KCS") as a consolidated subsidiary on and from April 14, 2023 (the "Control Date"). Prior to April 14, 2023, the Company's 100% interest in KCS was reported as an equity-method investment.

Executive Summary
2023 Results
•Financial performance – In 2023, the Company reported Diluted earnings per share ("EPS") of $4.21, a 12% increase from $3.77 in 2022, and Core adjusted combined diluted EPS of $3.84, a 2% increase from $3.77 in 2022. The Company reported Operating ratio of 65.0%, a 280 basis point increase from 62.2% in 2022, and Core adjusted combined operating ratio of 62.0%, a 30 basis point increase from 61.7% in 2022. Core adjusted combined diluted EPS and Core adjusted combined operating ratio are defined and reconciled in the Non-GAAP Measures section.

In 2023, equity earnings of KCS prior to the Control Date was $230 million and net income from KCS from the Control Date to December 31, 2023 was $682 million compared to equity earnings of KCS of $1,074 million in 2022. The lower overall contribution from KCS was primarily due to the gain on unwinding of interest rate hedges in 2022 that did not occur in 2023, partially offset by a decrease in net interest expense as a result of the completion of the debt exchange, which is further discussed in the Liquidity and Capital Resources section. In 2023, KCS contributed $963 million to CPKC's Operating income, which increased CPKC's operating ratio by 2.7%.

•Total revenues – The Company’s total revenues increased by 42% to $12,555 million in 2023 from $8,814 million in 2022, primarily due to the impact of the KCS acquisition, increased freight revenues per revenue ton-mile ("RTM'), and higher volumes as measured by RTMs.

Performance Indicators

For the year ended December 31	2023	2022	% Change
Gross ton-miles (“GTMs”) (millions)	348,447	269,134	29
Train miles (thousands)	41,312	28,899	43
Fuel efficiency (U.S. gallons of locomotive fuel consumed /1,000 GTMs)	1.026	0.955	7
Total employees (average)	18,233	12,570	45

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs was primarily due to the impact of the KCS acquisition and higher volumes of Canadian grain, Coal and Automotive. This increase was partially offset by lower volumes of U.S grain, Potash, and crude.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles reflects the impact of a 29% increase in workload (GTMs), and an 8% decrease in average train weights, which was primarily due to the impact of the KCS acquisition.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost

CPKC 2023 ANNUAL REPORT / 37

savings. The decrease in fuel efficiency was mainly driven by a decrease in average train weights of 8% primarily due to the impact of the KCS acquisition as a result of the KCS network running lighter trains.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs. The increase in the average number of total employees was due to the acquisition of KCS and to support anticipated volume growth.

Results of Operations
Operating Revenues

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$12,281	$8,627	$3,654	42
Non-freight revenues (in millions)	274	187	87	47
Total revenues (in millions)	$12,555	$8,814	$3,741	42
Carloads (in thousands)	4,045.6	2,782.1	1,263.5	45
Revenue ton-miles (in millions)	188,960	148,228	40,732	27
Freight revenue per carload (in dollars)	$3,036	$3,101	$(65)	(2)
Freight revenue per revenue ton-mile (in cents)	6.50	5.82	0.68	12

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in Freight revenues and certain variable expenses such as fuel, equipment rents, and crew costs. Non-freight revenues are generated from leasing of certain assets, interline switching, and other arrangements, including contracts with passenger service operators, fibre optic agreements, and logistical services.

Total Revenues
The increase in Freight revenues was primarily due to the impact of the KCS acquisition of $3,405 million, increased freight revenue per RTM, and higher volumes as measured by RTMs. The increase in Non-freight revenues was primarily due to the impact of the KCS acquisition of $62 million, higher interline switching revenue, higher revenue from a fibre optic agreement, and higher leasing revenue.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs was primarily due to the impact of the KCS acquisition and higher volumes of Canadian grain, Coal, and Automotive, partially offset by lower volumes of U.S. grain, Potash, and crude. Carloads have increased more than RTMs due to the impact of the KCS acquisition as KCS has a shorter average length of haul.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM was primarily due to higher freight rates and the favourable impact of the change in foreign exchange ("FX") of $165 million, partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices of $200 million.

38 / CPKC 2023 ANNUAL REPORT
Lines of Business
Grain

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$2,496	$1,776	$720	41
Carloads (in thousands)	497.8	382.1	115.7	30
Revenue ton-miles (in millions)	48,592	35,325	13,267	38
Freight revenue per carload (in dollars)	$5,014	$4,648	$366	8
Freight revenue per revenue ton-mile (in cents)	5.14	5.03	0.11	2

The increase in Grain revenue was primarily due to the impact of the KCS acquisition, higher volumes of Canadian grain to Vancouver, British Columbia ("B.C.") and Thunder Bay, Ontario due to prior year drought conditions that impacted the 2021-2022 crop size, and increased freight revenue per RTM. This increase was partially offset by lower volumes of U.S. corn from the U.S. Midwest to western Canada primarily due to an improved Canadian harvest for the 2022-2023 crop year, lower volumes of U.S. soybeans to the U.S. Pacific Northwest driven by a strong South American crop, and the unfavourable impact of fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of Canadian grain to Vancouver, which has a longer length of haul.

Coal

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$859	$577	$282	49
Carloads (in thousands)	449.6	269.8	179.8	67
Revenue ton-miles (in millions)	22,095	14,970	7,125	48
Freight revenue per carload (in dollars)	$1,911	$2,139	$(228)	(11)
Freight revenue per revenue ton-mile (in cents)	3.89	3.85	0.04	1

The increase in Coal revenue was primarily due to the impact of the KCS acquisition, higher volumes of Canadian coal to Vancouver and Thunder Bay as a result of prior year production challenges at the mines, higher volumes of U.S. coal, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices and lower volumes of Canadian coal to Kamloops, B.C. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Potash

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$566	$581	$(15)	(3)
Carloads (in thousands)	153.5	160.0	(6.5)	(4)
Revenue ton-miles (in millions)	16,904	18,176	(1,272)	(7)
Freight revenue per carload (in dollars)	$3,687	$3,631	$56	2
Freight revenue per revenue ton-mile (in cents)	3.35	3.20	0.15	5

The decrease in Potash revenue was primarily due to lower volumes of export potash to Vancouver as a result of the International Longshore and Warehouse Union's strike in July, lower volumes of export potash to the U.S. Pacific Northwest as a result of an equipment failure at the Port of Portland, Oregon, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. This decrease was partially offset by increased freight revenue per RTM and higher volumes of domestic potash. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs decreased more than carloads due to moving lower volumes of export potash to Vancouver, which has a longer length of haul.

CPKC 2023 ANNUAL REPORT / 39

Fertilizers and Sulphur

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$385	$332	$53	16
Carloads (in thousands)	65.9	61.8	4.1	7
Revenue ton-miles (in millions)	5,014	4,772	242	5
Freight revenue per carload (in dollars)	$5,842	$5,372	$470	9
Freight revenue per revenue ton-mile (in cents)	7.68	6.96	0.72	10

The increase in Fertilizers and sulphur revenue was primarily due to increased freight revenue per RTM, the impact of the KCS acquisition, and higher volumes of wet fertilizers. This increase was partially offset by lower volumes of dry fertilizers and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Forest Products

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$696	$403	$293	73
Carloads (in thousands)	126.0	73.1	52.9	72
Revenue ton-miles (in millions)	8,028	5,741	2,287	40
Freight revenue per carload (in dollars)	$5,524	$5,513	$11	—
Freight revenue per revenue ton-mile (in cents)	8.67	7.02	1.65	24

The increase in Forest products revenue was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, higher volumes of paperboard from Chicago, Illinois to Alberta, higher volumes of lumber from western Canada to Texas, and higher volumes of wood pulp from Ontario. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices, lower volumes of panel products from western Canada, and lower volumes of newsprint from Saint John, New Brunswick. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Energy, Chemicals and Plastics

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$2,301	$1,394	$907	65
Carloads (in thousands)	487.0	297.4	189.6	64
Revenue ton-miles (in millions)	33,031	24,625	8,406	34
Freight revenue per carload (in dollars)	$4,725	$4,687	$38	1
Freight revenue per revenue ton-mile (in cents)	6.97	5.66	1.31	23

The increase in Energy, chemicals and plastics revenue was primarily due to the impact of the KCS acquisition, higher volumes of petroleum products and plastics, and increased freight revenue per RTM. This increase was partially offset by lower volumes of crude, liquified petroleum gas ("L.P.G."), biofuels, and ethylene glycol, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

40 / CPKC 2023 ANNUAL REPORT
Metals, Minerals and Consumer Products

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$1,579	$884	$695	79
Carloads (in thousands)	457.8	248.3	209.5	84
Revenue ton-miles (in millions)	18,247	11,710	6,537	56
Freight revenue per carload (in dollars)	$3,449	$3,560	$(111)	(3)
Freight revenue per revenue ton-mile (in cents)	8.65	7.55	1.10	15

The increase in Metals, minerals and consumer products revenue was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of aggregates, minerals and metals, and consumer products. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices and lower volumes of steel. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Automotive

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$934	$438	$496	113
Carloads (in thousands)	201.4	104.4	97.0	93
Revenue ton-miles (in millions)	3,579	1,736	1,843	106
Freight revenue per carload (in dollars)	$4,638	$4,195	$443	11
Freight revenue per revenue ton-mile (in cents)	26.10	25.23	0.87	3

The increase in Automotive revenue was primarily due to the impact of the KCS acquisition, higher volumes from Chicago, various origins in Ontario, Vancouver, and Kansas City, Missouri to various destinations in Canada, partially due to prior year global supply chain challenges, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes from Chicago, Ontario, and Kansas City to western Canada and higher volumes from Vancouver to eastern Canada, which have longer lengths of haul.

Intermodal

For the year ended December 31	2023	2022	Total Change	% Change
Freight revenues (in millions)	$2,465	$2,242	$223	10
Carloads (in thousands)	1,606.6	1,185.2	421.4	36
Revenue ton-miles (in millions)	33,470	31,173	2,297	7
Freight revenue per carload (in dollars)	$1,534	$1,892	$(358)	(19)
Freight revenue per revenue ton-mile (in cents)	7.36	7.19	0.17	2

The increase in Intermodal revenue was primarily due to the impact of the KCS acquisition, higher freight rates, higher international intermodal volumes due to onboarding a new customer and higher volumes imported through the Port of Vancouver, higher domestic wholesale volumes, and the favourable impact of the change in FX. This increase was partially offset by lower intermodal ancillary revenue, lower domestic intermodal volumes due to lower cross-border volumes between Canada and the U.S. and lower retail volumes, lower international intermodal volumes to and from the Port of Saint John, New Brunswick and to and from the Port of Montréal, Québec, and the unfavourable impact to fuel surcharge revenue as a result of lower fuel prices.

CPKC 2023 ANNUAL REPORT / 41

Operating Expenses

For the year ended December 31 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Compensation and benefits	$2,332	$1,570	$762	49
Fuel	1,681	1,400	281	20
Materials	346	260	86	33
Equipment rents	277	140	137	98
Depreciation and amortization	1,543	853	690	81
Purchased services and other	1,988	1,262	726	58
Total operating expenses	$8,167	$5,485	$2,682	49

Compensation and Benefits
Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense was primarily due to:
•the impact of the KCS acquisition of $645 million, including acquisition-related costs incurred by KCS of $55 million, which were primarily comprised of restructuring charges of $50 million;
•the impact of wage and benefit inflation;
•higher incentive compensation;
•reduced labour efficiencies, including the impact of reduced train weights;
•the unfavourable impact of the change in FX of $16 million;
•higher acquisition-related costs incurred by CPKC, excluding KCS's acquisition-related costs, of $14 million, including stock-based compensation of $10 million; and
•increased volume variable expenses as a result of an increase in workload as measured by GTMs.

This increase was partially offset by a reduction of $77 million in defined benefit pension current service costs and the favourable impact of changes in common share price of $12 million on stock-based compensation.

Fuel
Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense was primarily due to:
•the impact of the KCS acquisition of $441 million;
•the unfavourable impact of the change in FX of $42 million; and
•an increase in workload, as measured by GTMs.

This increase was partially offset by the favourable impact of lower fuel prices of $221 million.

Materials
Materials expense includes the cost of material used for maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense was primarily due to the impact of the KCS acquisition of $89 million and the unfavourable impact of inflation, partially offset by a decrease in locomotive maintenance.

Equipment Rents
Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense was primarily due to:
•the impact of the KCS acquisition of $110 million;
•greater usage of pooled freight cars;
•reduced rental income received from other railways; and
•slower cycle times.

This increase was partially offset by greater recoveries from other railway's use of the company's locomotives.

42 / CPKC 2023 ANNUAL REPORT
Depreciation and Amortization
Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession with the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense was primarily due to:
•the impact of the KCS acquisition of $629 million, including additional depreciation of $175 million and amortization of $59 million attributed to fair value adjustments to properties and intangible assets with finite lives recognized upon the acquisition of KCS;
•a higher depreciable asset base as a result of capital program spending in 2023 and recent years; and
•the unfavourable impact of the change in FX of $8 million.

Purchased Services and Other

For the year ended December 31 (in millions of Canadian dollars)	2023	2022	Total Change	% Change
Support and facilities	$367	$334	$33	10
Track and operations	316	294	22	7
Intermodal	219	225	(6)	(3)
Equipment	111	112	(1)	(1)
Casualty	174	103	71	69
Property taxes	139	133	6	5
Other (1)	665	85	580	682
Land sales (gains) losses	(3)	(24)	21	(88)
Total Purchased services and other	$1,988	$1,262	$726	58
(1) 2023 includes KCS results from April 14 to December 31, 2023.

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance. The increase in Purchased services and other expense was primarily due to:
•the impact of the KCS acquisition of $590 million, including acquisition-related costs incurred by KCS of $18 million, reported in Other;
•an increased number of casualty incidents and higher personal injury costs, reported in Casualty;
•cost inflation;
•lower gains on land sales;
•higher acquisition-related costs incurred by CPKC, excluding KCS's acquisition-related costs, of $19 million including payments made to certain communities across the combined network to address the environmental and societal impacts of increased traffic, reported in Other; and
•the unfavourable impact of the change in FX of $18 million.

This increase was partially offset by a business interruption insurance recovery of $51 million, reported in Other.

Other Income Statement Items
Equity Earnings of Kansas City Southern
On April 14, 2023, the Company assumed control of KCS and subsequently ceased recognizing equity earnings of KCS.

For the period from January 1 to April 13, 2023, the Company recognized $230 million (U.S. $170 million) of equity earnings of KCS, a decrease of $844 million or 79%, from $1,074 million (U.S. $820 million) in the year ended December 31, 2022. This amount is net of amortization of basis differences of $48 million (U.S. $35 million) associated with KCS purchase accounting, a decrease of $115 million or 71%, from $163 million (U.S. $125 million) in the year ended December 31, 2022, and is net of acquisition-related costs (net of tax) incurred by KCS. These basis differences relate to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and are amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments. Acquisition-related costs (net of tax) incurred by KCS in the period from January 1 to April 13, 2023 were $11 million (U.S. $8 million), a decrease of $38 million or 78%, from $49 million (U.S. $38 million) in the year ended December 31, 2022. These decreases are attributable to the derecognition of KCS as an equity investment following the acquisition of control by CPKC on April 14, 2023. Equity earnings of KCS recognized in 2022 also included KCS's gain on unwinding of interest rate hedges of $212 million, which is net of the associated purchase accounting basis difference and tax. KCS U.S. dollar historical results were translated at the average FX rate for the period from January 1 to April 13, 2023 and the year ended December 31, 2022 of $1.00 USD = $1.35 CAD and $1.00 USD = $1.30 CAD, respectively.

CPKC 2023 ANNUAL REPORT / 43

Other Expense
Other expense consists of gains and losses from the change in FX on cash and working capital, the impact of foreign currency forwards, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other expense was $52 million in 2023, an increase of $35 million, or 206%, from $17 million in 2022. The increase was primarily due to the impact of the KCS acquisition, including foreign exchange losses on forward contracts to sell Mexican pesos and buy U.S.dollars, of $27 million, and net acquisition-related costs of $6 million driven by the KCS debt exchange. Additional information concerning the KCS debt exchange is included in Item 8. Financial Statements and Supplementary Data, Note 17 Debt.

Other Components of Net Periodic Benefit Recovery
Other components of net periodic benefit recovery are related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery were $327 million in 2023, a decrease of $84 million, or 20%, from $411 million in 2022. This decrease was primarily due to an increase in interest cost on the benefit obligation of $109 million and a decrease in the expected return on plan assets of $77 million, partially offset by a decrease in recognized net actuarial losses of $103 million.

Net Interest Expense
Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $771 million in 2023, an increase of $119 million, or 18%, from $652 million in 2022. This increase was primarily due to:
•interest of $106 million incurred on debt issued under the KCS debt exchange;
•the unfavourable impact of the change in FX of $20 million;
•higher interest on commercial paper of $19 million as a result of higher interest rates and higher borrowings; and
•the impact of the KCS Purchase Accounting of $13 million.

This increase was partially offset by lower interest costs of $19 million following the repayment of maturing long-term debt and higher interest income of $12 million.

Remeasurement of Kansas City Southern
On April 14, 2023, the Company assumed control of KCS and accounted for its acquisition as a business combination achieved in stages. The Company's investment in KCS was accounted for using the equity method of accounting prior to assuming control. On control, the carrying value of the previously held equity investment in KCS was remeasured to its fair value and upon derecognition, a loss of $7,175 million was recognized in the Company's Consolidated Statements of Income for the year ended December 31, 2023. This loss was primarily due to the reversal of a value equal to the deferred tax liability on the outside basis difference which was initially recognized with the investment in KCS.

Income Tax (Recovery) Expense
Income tax recovery was $6,976 million in 2023, a change of $7,604 million, or 1,211%, from an income tax expense of $628 million in 2022. This change was primarily due to:
•a deferred tax recovery of $7,832 million on the derecognition of the deferred tax liability on the outside basis difference of the investment in KCS upon acquiring control;
•a deferred tax recovery of $58 million on the revaluation of deferred income tax balances on unitary state apportionment changes;
•higher current tax recoveries on acquisition-related costs of $14 million associated with the KCS acquisition incurred by legacy CP; and
•lower current tax expense due to lower taxable earnings.

This change was partially offset by the impact of the KCS acquisition of $256 million, including current tax expense related to tax settlements of $16 million with the Servicio de Administración Tributaria ("SAT”) (Mexican tax authority) in relation to taxation years for which audits have closed and the estimated impact of potential future audit settlements, deferred tax recoveries on the amortization relating to purchase accounting fair value adjustments of $67 million, and current tax recoveries on acquisition-related costs of $7 million. In addition to the impact of the KCS acquisition, there was also an increase in income tax expense due to a higher effective tax rate and a reversal of an uncertain tax position in 2022 related to a prior period of $24 million. As a result of the KCS debt exchange an offsetting current tax expense and deferred tax recovery of $101 million is included in "income tax (recovery) expense".

The effective income tax rate for 2023 was 228.50% and 24.01% on a Core adjusted basis. The effective income tax rate for 2022 was 15.16% and 22.24% on a Core adjusted basis. The Company's 2024 Core adjusted effective tax rate is expected to be between 25.00% to 25.50%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future financial trends either by nature or amount nor provide comparability to past performance. The Company uses Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes equity earnings of KCS (net of tax) and KCS purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable

44 / CPKC 2023 ANNUAL REPORT
to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 2024 outlook for its Core adjusted annualized effective income tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. These assumptions are discussed further in Item 1A. Risk Factors.

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

In 2023, the U.S. dollar has strengthened to an average rate of $1.35 Canadian/U.S. dollar, compared to $1.30 Canadian/U.S. dollar in 2022, resulting in an increase in Total revenues of $166 million, an increase in Total operating expenses of $90 million, and an increase in Net interest expense of $20 million.

In 2024, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $75 million (2023 – approximately $37 million excluding the impact of KCS), negatively (or positively) impacts Operating expenses by approximately $46 million (2023 – approximately $18 million excluding the impact of KCS), and negatively (or positively) impacts Net interest expense by approximately $5 million (2023 – approximately $4 million excluding the impact of KCS) on an annualized basis.

In 2024, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $7 million and negatively (or positively) impacts Operating expenses by approximately $7 million on an annualized basis.

The Company uses U.S. dollar-denominated debt and operating lease liabilities to hedge its net investment in U.S. operations. As at December 31, 2023, the net investment in U.S. operations is greater than the total U.S. denominated debt and the operating lease liabilities. Consequently, FX translation on the Company's unhedged net investment in U.S. operations is recognized in Other comprehensive income. There is no additional impact on earnings in Other expense related to the FX translation on the Company’s debt and operating lease liabilities.

To manage its exposure to fluctuations in exchange rates between Canadian dollars, U.S. dollars, and Mexican pesos, the Company may sell or purchase U.S. dollar or Mexican peso forwards at fixed rates in future periods. In addition, changes in the exchange rate between the Canadian dollar and other currencies (including the U.S. dollar and Mexican peso) make the goods transported by the Company more or less competitive in the world marketplace and may in turn positively or negatively affect revenues.

Impact of Fuel Price on Earnings
Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of the Company's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings, as discussed further in Item 1. Business, Operations, Fuel Cost Adjustment Program and Item 1A. Risk Factors, “The Company is affected by fluctuating fuel prices”.

The impact of fuel price on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenue and expenses, respectively.

In 2023, the favourable impact of fuel prices on Operating income was $21 million. Lower fuel prices resulted in a decrease in Total operating expenses of $221 million from 2022. Lower fuel prices, partially offset by the favourable impact of timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in Total revenues of $200 million from 2022.

Impact of Share Price on Earnings and Stock-Based Compensation
Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In 2023, the impact of the change in Common Share price resulted in stock-based compensation expense of $4 million, a decrease of $12 million, from $16 million in 2022.

CPKC 2023 ANNUAL REPORT / 45

Based on information available at December 31, 2023 and expectations for 2024 share-based grants, for every $1.00 change in Common Share price, stock-based compensation expense has a corresponding change of approximately $1.6 million to $2.3 million (2022 – approximately $1.2 million to $1.8 million). This excludes the impact of changes in Common Share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

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

As at December 31, 2023, the Company had $464 million of Cash and cash equivalents compared to $451 million at December 31, 2022.

Effective May 11, 2023, the Company entered into a second amended and restated credit agreement to extend the maturity dates and increase the total amount available under the revolving credit facility. The amendment increased the amount available of the five-year tranche from U.S. $1.0 billion to U.S.$1.1 billion and extended the maturity date from September 27, 2026 to May 11, 2028. The amendment also increased the amount available of the two-year tranche from U.S. $300 million to U.S. $1.1 billion and extended the maturity date from September 27, 2023 to May 11, 2025. The Company also terminated the legacy KCS credit facility effective May 11, 2023. As at December 31, 2023 the Company's existing revolving credit facility was undrawn. The revolving credit facility agreement requires the Company to maintain a financial covenant. As at December 31, 2023, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

Effective March 14, 2022, the Company extended the maturity date of the U.S. $500 million term facility to September 15, 2022. During the year ended December 31, 2022, the Company repaid in full the outstanding borrowings of U.S. $500 million ($636 million) on the term facility. The facility was automatically terminated on September 15, 2022 following the final principal repayment.

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. On July 12, 2023, the Company increased the maximum aggregate principal amount of commercial paper available to be issued from U.S. $1.0 billion to U.S $1.5 billion. The Company also terminated the legacy KCS commercial paper program effective May 19, 2023. The Company's existing commercial paper program is backed by the revolving credit facility. As at December 31, 2023, the Company had total commercial paper borrowings outstanding of U.S. $800 million (December 31, 2022 – U.S. $nil).

As at December 31, 2023, under its bilateral letter of credit facilities, the Company had letters of credit drawn of $93 million from a total available amount of $300 million (December 31, 2022 - $75 million). Under the bilateral letter of credit facilities, the Company has the option to post collateral in the form of Cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as "Cash and cash equivalents" on the Company's Consolidated Balance Sheets. As at December 31, 2023, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2022 – $nil).

Contractual Commitments
The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, supplier purchases, capital commitments, leases, and other long term liabilities. Outstanding obligations related to debt and leases can be found in Item 8. Financial Statements and Supplementary Data, Note 17 Debt and Note 20 Leases. Interest obligations related to debt and finance leases amount to $773 million within the next 12 months, with the remaining amount committed thereafter of $16,513 million.

Supplier purchase agreements and other long-term liabilities amount to $235 million and $71 million within the next 12 months, respectively, with the remaining amount committed thereafter of $309 million and $618 million, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Capital commitments are discussed further in in Item 8. Financial Statements and Supplementary Data, Note 26 Commitments and Contingencies.

46 / CPKC 2023 ANNUAL REPORT
Concession Duty
Under CPKCM's 50-year Concession, which will expire in 2047 unless extended, CPKCM pays annual concession duty expense of 1.25% of its gross revenues. Capital commitments under the CPKCM concession can be found in Item 8. Financial Statements and Supplementary Data, Note 26 Commitments and contingencies.

Guarantees
Refer to Item 8. Financial Statements and Supplementary Data, Note 27 Guarantees for details.

Operating Activities
Cash provided by operating activities was $4,137 million in 2023, a decrease of $5 million compared to $4,142 million in 2022. The decrease was primarily due to an unfavourable change in working capital driven by an increase in freight and non-freight accounts receivable along with higher tax installments paid in 2023, and the settlement of Mexican tax audits in the third and fourth quarters of 2023 compared to the same period of 2022.

This decrease was partially offset by higher cash generating income, including the impact of the acquisition of KCS.

Investing Activities
Cash used in investing activities was $2,162 million in 2023, an increase of $666 million, or 45%, from $1,496 million in 2022. This increase was primarily due to higher additions to properties, including the impact of the acquisition of KCS. This increase was partially offset by cash acquired on control of KCS.

Capital Programs

For the year ended December 31 (in millions of Canadian dollars, except for track miles and crossties)	2023	2022
Additions to capital
Track and roadway	$1,623	$1,048
Rolling stock	273	243
Buildings	112	75
Other	483	199
Total – accrued additions to capital	2,491	1,565
Less:
Non-cash transactions	23	8
Cash invested in additions to properties (per Consolidated Statements of Cash Flows)	$2,468	$1,557
Track installation capital programs
Track miles of rail laid (miles)	323	271
Track miles of rail capacity expansion (miles)	24	17
Crossties installed (thousands)	1,617	1,215

Track and roadway expenditures include the replacement and enhancement of the Company’s track infrastructure. Of the $1,623 million additions in 2023 (2022 – $1,048 million), approximately $1,373 million (2022 – $967 million) was invested in the renewal of depleted assets, namely rail, ties, ballast, signals, and bridges. Approximately $250 million (2022 – $81 million) was invested in network improvements and growth initiatives.

Rolling stock investments encompass locomotives and railcars. In 2023, expenditures on locomotives were approximately $186 million (2022 – $84 million) and were focused on the continued re-investment in the Company's existing locomotive fleet. Railcar investment of approximately $87 million (2022 – $159 million) in 2023 was largely focused on the renewal of depleted assets, including the acquisition of new freight cars.

In 2023, investments in buildings were approximately $112 million (2022 - $75 million) and included the new operations building in Kansas City, facility upgrades, renovations, and shop equipment. Other investments were $483 million (2022 – $199 million) and included investments in intermodal equipment, information systems, work equipment and vehicles.

CPKC 2023 ANNUAL REPORT / 47

Cash invested in additions to properties by KCS was $221 million for the period from January 1 to April 13, 2023 (U.S. $164 million at average exchange rate of $1.00 USD = $1.35 CAD). Expenditures mainly relate to renewal and replacement of track infrastructure and re-investment in existing locomotive fleet.

For 2024, the Company expects to invest approximately $2.75 billion in its capital programs. Capital programs will be financed with cash generated from operations. Approximately 60% to 70% of the planned capital programs is for track and roadway. Approximately 10% to 15% is expected to be allocated to rolling stock, including railcars and locomotive improvements. Approximately 5% to 10% is expected to be allocated to information services, and 5% is expected to be allocated to buildings. Other investments are expected to be approximately 10%. Additional discussion of capital commitments can be found in Item 8. Financial Statements and Supplementary Data, Note 26 Commitments and Contingencies.

Financing Activities
The Company continues to focus on debt repayments in order to return to its long term leverage ratio following the acquisition of KCS. Cash used in financing activities was $1,955 million in 2023, a decrease of $342 million, or 15%, from cash used in financing activities of $2,297 million in 2022. The decrease was primarily due to an increase of $1,095 million in net issuances of commercial paper compared to $415 million of repayments in 2022, and principal repayments of $636 million (U.S. $500 million) on a term loan in 2022.

This decrease was partially offset primarily by principal repayments of $1,000 million 1.589% 2-year Notes, $479 million (U.S. $350 million) of 4.45% 12.5-year Notes, $272 million (U.S. $199 million) of 3.85% 10-year Senior Notes, and $592 million (U.S. $439 million) of 3.00% 10-year Senior Notes, compared to principal repayments of $125 million 5.10% 10-year Medium Term Notes, $313 million (U.S. $250 million) of 4.50% 10-year Notes, and $97 million (U.S. $76 million) of the 6.99% Finance lease in 2022.

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

As at December 31, 2023, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's") remain unchanged from December 31, 2022. The following table shows the ratings issued for the Company by the rating agencies noted as of December 31, 2023 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at December 31, 2023(1)

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

Supplemental Guarantor Financial Information
Canadian Pacific Railway Company (“CPRC”), a 100%-owned subsidiary of CPKC, is the issuer of certain securities, which are fully and unconditionally guaranteed by CPKC on an unsecured basis. The other subsidiaries of CPRC do not guarantee the securities and are referred to below as the “Non-Guarantor Subsidiaries”. The following is a description of the terms and conditions of the guarantees with respect to securities for which CPRC is the

48 / CPKC 2023 ANNUAL REPORT
issuer and CPKC provides a full and unconditional guarantee.

As of the date of the filing of the Form 10-K, CPRC had U.S. $14,714 million principal amount of debt securities outstanding due through 2115 which includes the debt exchanged for KCS debt as described below, and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $2,300 million principal amount of debt securities issued under Canadian Securities Law due through 2050 for which CPKC is the guarantor and not subject to the Exchange Act.

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

CPKC has fully and unconditionally guaranteed the payment of the principal (and premium, if any) and interest, on the CPRC Notes, and any additional amounts payable with respect to the CPRC Notes, when they become due and payable, whether at the stated maturity thereof or by declaration of acceleration, call for redemption, or otherwise. The CPRC Notes and the related guarantees are part of CPRC’s and CPKC’s respective unsecured obligations and rank equally with all of CPRC’s and CPKC’s existing and future unsecured and unsubordinated indebtedness.

Additional information is included in Item 8. Financial Statements and Supplementary Data, Note 17 Debt.

Pursuant to Rule 13-01 of the SEC's Regulation S-X, the Company provides summarized financial and non-financial information of CPRC in lieu of providing separate financial statements of CPRC.

More information on the securities under this guarantee structure can be found in Exhibit 22.1 List of Issuers and Guarantor Subsidiaries of this annual report.

Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPKC (Parent) on a combined basis after elimination of (i) intercompany transactions and balances among CPRC and CPKC; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income.

CPKC 2023 ANNUAL REPORT / 49

Statements of Income

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	For the year ended December 31, 2023	For the year ended December 31, 2022
Total revenues	$6,577	$6,384
Total operating expenses	4,074	4,110
Operating income (1)	2,503	2,274
Less: Other (2)	468	234
Income before income tax expense	2,035	2,040
Net income	$1,480	$1,533
(1) Includes net lease costs incurred from non-guarantor subsidiaries for the year ended December 31, 2023, and 2022 of $463 million and $410 million, respectively.
(2) Includes Other expense (income), Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	As at December 31, 2023	As at December 31, 2022
Assets
Current assets	$1,240	$1,395
Properties	12,327	11,791
Other non-current assets	3,562	3,337

Liabilities
Current liabilities	$4,359	$2,759
Long-term debt	19,169	18,137
Other non-current liabilities	3,412	3,178

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	For the year ended December 31, 2023	For the year ended December 31, 2022
Dividend income from non-guarantor subsidiaries	$309	$133
Capital contributions to non-guarantor subsidiaries	(4,324)	—
Redemption of capital from non-guarantor subsidiaries	—	115

50 / CPKC 2023 ANNUAL REPORT
Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	As at December 31, 2023	As at December 31, 2022
Assets
Accounts receivable, intercompany	$455	$186
Short-term advances to affiliates	1,788	2,209
Long-term advances to affiliates	7,072	7,502

Liabilities
Accounts payable, intercompany	$347	$199
Short-term advances from affiliates	2,783	2,649
Long-term advances from affiliates	—	88

Share Capital
At February 26, 2024, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 932,428,454 Common Shares and no preferred shares issued and outstanding, which consisted of 15,190 holders of record of the Common Shares. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares . All number of options presented herein are shown on the basis of the number of shares subject to the options. At February 26, 2024, 6,992,378 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 20,940,714 options available to be issued by the Company’s MSOIP in the future. The Company also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

Non-GAAP Measures
The Company presents Non-GAAP measures, including Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share, to provide an additional basis for evaluating underlying earnings trends in the Company's current periods' financial results that can be compared with the results of operations in prior periods. Management believes these Non-GAAP measures facilitate a multi-period assessment of long-term profitability.

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

Non-GAAP Performance Measures
On April 14, 2023, CP obtained control of KCS and CPKC began consolidating KCS, which had been accounted for under the equity method of accounting between December 14, 2021 and April 13, 2023. On the Control Date, CPKC’s previously-held interest in KCS was remeasured to its Control Date fair value. CPKC presents Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share to give effect to results after isolating and removing the impact of the acquisition of KCS on those results. These measures provide a comparison to prior period financial information, as adjusted to exclude certain significant items, and are used to evaluate CPKC’s operating performance and for planning and forecasting future business operations and future profitability.

Management believes the use of Non-GAAP measures provides meaningful supplemental information about our operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, the merger termination payment received, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), as recognized within "Equity (earnings) loss of Kansas City Southern" in the Company's Consolidated Statements of Income, loss on derecognition of CPKC’s previously held equity method investment in KCS, discrete tax items, changes in the outside basis tax difference between the carrying amount of CPKC's equity investment in KCS and its tax basis of this investment, a deferred tax recovery related to the elimination of the deferred tax liability on the outside basis difference of the investment, settlement of Mexican taxes relating to prior years, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-

CPKC 2023 ANNUAL REPORT / 51

related costs include legal, consulting, financing fees, integration costs including third-party services and system migration, debt exchange transaction costs, community investments, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, restructuring, employee retention and synergy incentive costs, and transaction and integration costs incurred by KCS. These items may not be non-recurring, and may include items that are settled in cash. Specifically, due to the magnitude of the acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company expects to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of CPKC's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of CPKC's financial information.

In addition, Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, amortization of the change in fair value of debt of KCS assumed on the Control Date, and depreciation and amortization of fair value adjustments that are attributable to non-controlling interest, as recognized within "Depreciation and amortization", "Other expense", "Net interest expense", and "Net loss attributable to non-controlling interest", respectively, in the Company's Consolidated Statements of Income. During the periods that KCS was equity accounted for, from December 14, 2021 to April 13, 2023, KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company, net of tax, as recognized within "Equity (earnings) loss of Kansas City Southern" in the Company's Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

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

In 2023, there were five significant items included in the Net income attributable to controlling shareholders as reported on a GAAP basis as follows:

•during the course of the year, a total current tax expense of $16 million related to a tax settlement with the SAT of $13 million and a reserve for the estimated impact of potential future audit settlements of $3 million, that unfavourably impacted Diluted EPS by 2 cents as follows:
–in the fourth quarter, a current tax expense of $1 million related to a tax settlement with the SAT that had minimal impact on Diluted EPS; and
–in the third quarter, a total current tax expense of $15 million related to a tax settlement with the SAT of $9 million and reserves for the estimated impact of potential future audit settlements of $6 million of which $3 million was settled in the fourth quarter, that unfavourably impacted Diluted EPS by 2 cents;
•in the second quarter, a remeasurement loss of KCS of $7,175 million recognized in "Remeasurement loss of Kansas City Southern" due to the derecognition of CPKC’s previously held equity method investment in KCS and remeasurement at its Control Date fair value that unfavourably impacted Diluted EPS by $7.68;
•during the course of the year, a deferred tax recovery of $72 million on account of changes in tax rates and apportionment that favourably impacted Diluted EPS by 7 cents as follows:
–in the fourth quarter, a deferred tax recovery of $7 million due to CPKC unitary state apportionment changes that favourably impacted Diluted EPS by 1 cent;
–in the third quarter, a deferred tax recovery of $14 million due to decreases in the Iowa and Arkansas state tax rates that favourably impacted Diluted EPS by 2 cents; and
–in the second quarter, a deferred tax recovery of $51 million due to CPKC unitary state apportionment changes that favourably impacted Diluted EPS by 5 cents;
•during the course of the year, a deferred tax recovery of $7,855 million on changes in the outside basis difference on the equity investment in KCS that favourably impacted Diluted EPS by $8.42 as follows:
–in the second quarter, a deferred tax recovery of $7,832 million related to the elimination of the deferred tax liability on the outside basis difference of the investment in KCS that favourably impacted Diluted EPS by $8.39; and

52 / CPKC 2023 ANNUAL REPORT
–in the first quarter, a deferred tax recovery of $23 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 3 cents; and
•during the course of the year, acquisition-related costs of $201 million in connection with the KCS acquisition ($164 million after current tax recovery of $37 million), including an expense of $71 million recognized in "Compensation and benefits", $2 million recognized in "Materials", $111 million recognized in "Purchased services and other", $6 million recognized in "Other expense", and $11 million recognized in "Equity (earnings) loss of Kansas City Southern", that unfavourably impacted Diluted EPS by 17 cents as follows:
–in the fourth quarter, acquisition-related costs of $32 million ($24 million after current tax recovery of $8 million), including costs of $7 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents;
–in the third quarter, acquisition-related costs of $24 million ($18 million after current tax recovery of $6 million), including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $22 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents;
–in the second quarter, acquisition-related costs of $120 million ($101 million after current tax recovery of $19 million), including costs of $63 million recognized in "Compensation and benefits", $53 million recognized in "Purchased services and other", $3 million recognized in "Other expense", and $1 million recognized in "Equity (earnings) loss of Kansas City Southern", that unfavourably impacted Diluted EPS by 11 cents; and
–in the first quarter, acquisition-related costs of $25 million ($21 million after current tax recovery of $4 million), including costs of $12 million recognized in "Purchased services and other", $3 million recognized in "Other expense", and $10 million recognized in "Equity (earnings) loss of Kansas City Southern", that unfavourably impacted Diluted EPS by 2 cents.

In 2022, there were five significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:

•in the fourth quarter, a gain of $212 million due to KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax) recognized in "Equity (earnings) loss of Kansas City Southern" that favourably impacted Diluted EPS by 23 cents;
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
–in the second quarter, a $49 million expense that unfavourably impacted Diluted EPS by 5 cents; and
–in the first quarter, a $32 million recovery that favourably impacted Diluted EPS by 3 cents; and
•during the course of the year, acquisition-related costs of $123 million in connection with the KCS acquisition ($108 million after current tax recovery of $15 million), including costs of $74 million recognized in "Purchased services and other", and $49 million recognized in "Equity (earnings) loss of Kansas City Southern" that unfavourably impacted Diluted EPS by 12 cents as follows:
–in the fourth quarter, acquisition-related costs of $27 million ($16 million after current tax recovery of $11 million), including costs of $17 million recognized in "Purchased services and other" and $10 million recognized in "Equity (earnings) loss of Kansas City Southern" that unfavourably impacted Diluted EPS by 3 cents;
–in the third quarter, acquisition-related costs of $30 million ($33 million after current tax expense of $3 million), including costs of $18 million recognized in "Purchased services and other" and $12 million recognized in "Equity (earnings) loss of Kansas City Southern" that unfavourably impacted Diluted EPS by 3 cents;
–in the second quarter, acquisition-related costs of $33 million ($29 million after current tax recovery of $4 million), including costs of $19 million recognized in "Purchased services and other" and $14 million recognized in "Equity (earnings) loss of Kansas City Southern" that unfavourably impacted Diluted EPS by 3 cents; and
–in the first quarter, acquisition-related costs of $33 million ($30 million after current tax recovery of $3 million), including costs of $20 million recognized in "Purchased services and other" and $13 million recognized in "Equity (earnings) loss of Kansas City Southern" that unfavourably impacted Diluted EPS by 3 cents.

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis was as follows:

2023:
•during the course of the year, KCS purchase accounting of $297 million ($228 million after deferred tax recovery of $69 million), including costs of $234 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $17 million recognized in "Net interest expense", $2 million recognized in "Other expense", $48 million recognized in "Equity (earnings) loss of KCS", and a recovery of $5 million recognized in "Net loss attributable to the non-controlling interest", that unfavourably impacted Diluted EPS by 25 cents as follows:

CPKC 2023 ANNUAL REPORT / 53

–in the fourth quarter, KCS purchase accounting of $87 million ($62 million after deferred tax recovery of $25 million), including costs of $85 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $6 million recognized in "Net interest expense", and a recovery of $5 million recognized in "Net loss attributable to the non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents;
–in the third quarter, KCS purchase accounting of $87 million ($63 million after deferred tax recovery of $24 million), including costs of $81 million recognized in "Depreciation and amortization", $5 million recognized in "Net interest expense", and $1 million in recognized in "Other expense", that unfavourably impacted Diluted EPS by 7 cents;
–in the second quarter, KCS purchase accounting of $81 million ($61 million after deferred tax recovery of $20 million), including costs of $68 million recognized in "Depreciation and amortization", $6 million recognized in "Net interest expense", $1 million recognized in "Other expense", and $6 million recognized in "Equity (earnings) loss of KCS", that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $42 million recognized in "Equity (earnings) loss of KCS" that unfavourably impacted Diluted EPS by 5 cents.

2022:
•during the course of the year, KCS purchase accounting of $163 million expense recognized in "Equity (earnings) loss of KCS" that unfavourably impacted Diluted EPS by 17 cents as follows:
–in the fourth quarter, KCS purchase accounting of $42 million that unfavourably impacted Diluted EPS by 4 cents;
–in the third quarter, KCS purchase accounting of $42 million that unfavourably impacted Diluted EPS by 4 cents;
–in the second quarter, KCS purchase accounting of $39 million that unfavourably impacted Diluted EPS by 5 cents; and
–in the first quarter, KCS purchase accounting of $40 million that unfavourably impacted Diluted EPS by 4 cents.

	For the year ended December 31
	2023	2022
CPKC diluted earnings per share as reported	$4.21	$3.77
Less:
Significant items (pre-tax):
KCS net gain on unwind of interest rate hedges	—	0.23
Remeasurement loss of KCS	(7.68)	—
Acquisition-related costs	(0.21)	(0.14)
KCS purchase accounting	(0.32)	(0.17)
Add:
Tax effect of adjustments(1)	(0.11)	(0.02)
Settlement of Mexican taxes relating to prior years	0.02	—
Income tax rate changes	(0.07)	(0.01)
Deferred tax recovery on the outside basis difference of the investment in KCS	(8.42)	(0.02)
Reversal of provision for uncertain tax item	—	(0.03)
Core adjusted combined diluted earnings per share(2)	$3.84	$3.77
(1)The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 1.37% for the year ended December 31, 2023 and 20.08% for the year ended December 31, 2022. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.
(2) The Company previously used the non-GAAP measure Core adjusted diluted earnings per share, which was calculated as diluted earnings per share adjusted for significant items less KCS purchase accounting. Core adjusted diluted earnings per share was $3.77 for the year ended December 31, 2022, which is the same as the revised measure Core adjusted combined diluted earnings per share, as KCS was equity accounted for within CPKC's results.

Core Adjusted Combined Operating Ratio

Core adjusted combined operating ratio is calculated from reported GAAP revenue and operating expenses adjusted for (1) KCS operating income prior to the Control Date and giving effect to transaction accounting adjustments in a consistent manner with Regulation S-X Article 11 ("Article 11"), where applicable, (2) significant items (acquisition-related costs) that are reported within Operating income, and (3) KCS purchase accounting recognized in Depreciation and amortization and Purchased services and other.

This combined measure does not purport to represent what the actual consolidated results of operations would have been had the Company obtained control of KCS and consolidation actually occurred on January 1, 2022, nor is it indicative of future results. This information is based upon assumptions

54 / CPKC 2023 ANNUAL REPORT
that CPKC believes reasonably reflect the impact to CPKC's historical financial information, on a supplemental basis, of obtaining control of KCS had it occurred as of January 1, 2022. This information does not include anticipated costs related to integration activities, cost savings or synergies that may be achieved by the combined company.

In 2023, acquisition-related costs were $197 million in connection with the KCS acquisition including costs of $82 million recognized in "Compensation and benefits", $2 million recognized in"Materials", and $113 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 1.4%:
•in the fourth quarter, acquisition-related costs of $32 million including costs of $7 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8%;
•in the third quarter, acquisition-related costs of $24 million including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $22 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8%;
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

In 2022, acquisition-related costs were $168 million in connection with the KCS acquisition including costs of $55 million recognized in "Compensation and benefits" and $113 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 1.3%:
•in the fourth quarter, acquisition-related costs of $31 million including costs of $12 million recognized in "Compensation and benefits", and $19 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8%;
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

KCS purchase accounting included in operating ratio on a combined basis calculated in a manner consistent with Article 11 was as follows:

2023
•during the course of the year, KCS purchase accounting of $327 million including $326 million recognized in "Depreciation and amortization" and $1 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.4% as follows:
–in the fourth quarter, KCS purchase accounting of $86 million including $85 million recognized in "Depreciation and amortization" and $1 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.3%;
–in the third quarter, KCS purchase accounting of $81 million recognized in "Depreciation and amortization" that unfavourably impacted operating ratio by 2.4%;
–in the second quarter, KCS purchase accounting of $80 million recognized in "Depreciation and amortization" that unfavourably impacted operating ratio by 2.4%; and
–in the first quarter, KCS purchase accounting of $80 million recognized in "Depreciation and amortization" that unfavourably impacted operating ratio by 2.3%.

2022
•during the course of the year, KCS purchase accounting of $310 million recognized in "Depreciation and amortization" that unfavourably impacted operating ratio by 2.3% as follows:
–in the fourth quarter, KCS purchase accounting of $80 million that unfavourably impacted operating ratio by 2.2%;
–in the third quarter, KCS purchase accounting of $78 million that unfavourably impacted operating ratio by 2.3%;
–in the second quarter, KCS purchase accounting of $76 million that unfavourably impacted operating ratio by 2.3%; and
–in the first quarter, KCS purchase accounting of $76 million that unfavourably impacted operating ratio by 2.7%.

CPKC 2023 ANNUAL REPORT / 55

	For the year ended December 31
	2023	2022(3)
CPKC operating ratio as reported	65.0%	62.2%
Add:
KCS operating income as reported prior to Control Date(1)	—%	0.5%
Pro forma Article 11 transaction accounting adjustments(2)	0.8%	2.6%
	65.8%	65.3%
Less:
Acquisition-related costs	1.4%	1.3%
KCS purchase accounting in Operating expenses	2.4%	2.3%
Core adjusted combined operating ratio	62.0%	61.7%
(1) KCS results were translated into Canadian dollars at the Bank of Canada monthly average rates of $1.35 and $1.30 for January 1 through April 13, 2023 and the year ended December 31, 2022, respectively.
(2) Pro forma Article 11 transaction accounting adjustments represent adjustments made in a manner consistent with Article 11, these include:
•For January 1 through April 13, 2023, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date that unfavourably impacted operating ratio by 0.8% and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions; and
•For the year ended December 31, 2022, depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date that unfavourably impacted operating ratio by 2.3%, the estimated transaction costs expected to be incurred by the Company that unfavourably impacted operating ratio by 0.3%, and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions.

For more information about these pro forma transaction accounting adjustments for the three months ended March 31, 2023 and the year ended December 31, 2022, please see Exhibit 99.1 “Selected Unaudited Combined Summary of Historical Financial Data” of CPKC’s Current Report on Form 8-K furnished with the Securities and Exchange Commission (“SEC”) on May 15, 2023.
(3) The Company previously used the Non-GAAP measure Adjusted operating ratio, which was defined as operating ratio excluding those significant items that are reported within Operating income. Adjusted operating ratio was 61.4% for the year ended December 31, 2022, which was changed to the revised measure Core adjusted combined operating ratio. This change was due to the addition of KCS historical operating income less KCS acquisition-related costs (as defined above) prior to the Control Date. For the year ended December 31, 2023, CPKC has presented the Non-GAAP measure of Core adjusted combined operating ratio, as defined above, to provide a comparison to prior period combined information calculated in a manner consistent with Article 11 as further adjusted to conform to CPKC’s core adjusted measures.

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

Business Acquisition
As described in Item 8. Financial Statements and Supplementary Data, Note 11 Business acquisition and Note 12 Investment in KCS, the Company assumed control of KCS and commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages.

In accounting for the business combination, the Company’s previously held interest in KCS was remeasured to its Control Date fair value. The identifiable assets acquired, and liabilities and non-controlling interest assumed are measured at their provisional fair values at the Control Date, with certain exceptions, including income taxes and contract liabilities. The results from operations and cash flows are consolidated in the financial statements.

The disclosure of the business acquisition presented in Item 8. Financial Statements and Supplementary Data, Note 11 Business acquisition is prepared on a provisional basis using the best available information at this time. A provisional purchase price allocation was determined at the Control Date and has been revised at December 31, 2023 for identified measurement period adjustments. This provisional purchase price allocation may be subject to further adjustment during the remainder of the measurement period resulting in additional assets or liabilities being recognized to reflect new information obtained about facts and circumstances that existed as of the Control Date that, if known, would affect the amounts recognized as of that date. The measurement period is not to exceed a year. Changes to the provisional amounts may impact the amount of goodwill recognized. Goodwill is the residual

56 / CPKC 2023 ANNUAL REPORT
value after allocating the fair value of KCS to the assets acquired and liabilities and non-controlling interest assumed, i.e. it represents the excess of the purchase price over the fair value of the identifiable net assets.

Accounting for a business acquisition requires significant judgement to determine the estimated fair value of long-lived assets, intangible assets and assumed liabilities as at the acquisition date. The estimated fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Estimates and assumptions include, but are not limited to, the cash flows an asset is expected to generate in the future and the appropriate weighted average cost of capital as at the Control Date, including market data, historical and future cash flow estimates, growth rates and discount rates.

The Company believes the fair value of KCS and the provisional fair values of the assets acquired and the liabilities and non-controlling interest assumed are based on reasonable assumptions and reflect known information and estimates. Measurement uncertainty in these estimates exists due to the characteristics of the assumptions and facts used to generate these estimates. Changes to assumptions and estimates during the measurement period could materially change the fair value estimates of the assets and liabilities included in the provisional purchase price allocation, and could change the recognized amount of goodwill. In addition, alternative estimates or assumptions could have been used in the establishment of the fair value of KCS and the provisional fair values of the assets acquired and liabilities assumed, including goodwill.

The table below outlines the sensitivities of key estimates or changes in those key estimates that management believes could result from new and more precise information relating to facts and conditions as of the Control Date. The table includes estimates of the related impacts to the provisional fair values:

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

Goodwill and Intangible Assets
The Company evaluates goodwill and indefinite life intangible assets for impairment at least annually, or sooner if indicators of impairment exist. For intangible assets with finite lives impairment is assessed whenever events or circumstances indicate that their carrying amounts may not be recoverable. In determining if events or circumstances indicate the carrying value of the reporting unit exceeds its fair value, the Company considers relevant events and conditions, including, but not limited to:
•macroeconomic trends;
•industry and market conditions;
•overall financial performance;
•company-specific events; and
•legal and regulatory factors.

When qualitative assessments suggest that the fair value of the Company’s reporting unit is more likely than not to be lower than its carrying amount, the Company performs a quantitative impairment test. Measurement of the fair value of a reporting unit requires the use of estimates and assumptions. The fair value of the Company’s reporting unit is estimated using a combination of:
•discounted cash flows and earnings multiples which represent amounts at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties;

CPKC 2023 ANNUAL REPORT / 57

•present value techniques of estimated future cash flows; and
•valuation techniques based on multiples of earnings or revenue.

Specifically, the determination of fair value using the discounted cash flow technique requires the use of estimates and assumptions and the sensitivities of these estimates and assumptions used in the valuation of KCS are provided in the Business Acquisition section above.

At December 31, 2023, the Company had recorded goodwill of $17,729 million, all of which is allocated to a single reporting unit represented by the Company’s rail transportation operating segment, and intangible assets of $2,974 million. In addition to these amounts, the Concession rights and related assets held under a concession from the Mexican government, which are recognized within Properties, totalled $9,079 million at December 31, 2023.

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

Some sites include remediation activities that are projected beyond the 10-year period, which the Company is unable to reasonably estimate and determine. Therefore, the Company's provision for environmental remediation is based on an estimate of costs for a rolling 10-year period covered by the environmental program. Payments are expected to be made over 10 years to 2033.

As of December 31, 2023, the Company's provision for remediation at specific environmental sites, including discounting, was $220 million (2022 - $83 million). In 2023 an additional provision for environmental remediation costs was recognized upon the acquisition of KCS (Item 8. Financial Statements and Supplementary Data, Note 11 Business acquisitions). CPKC continues to work with environmental consultants evaluating the estimated environmental liability recorded on acquisition of KCS and is performing further detailed assessments. This additional work may result in new information about the nature or extent of contamination on these sites from historic railway use, or may provide new information about appropriate remediation methodologies. To the extent this new information results in a revised estimate of remediation costs this change to the recorded liability will be accounted for as a measurement period adjustment if estimable during the measurement period, otherwise it will be recorded through expense.

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

The environmental liabilities are also sensitive to the increase in cost of materials which would be reflected as increases to "Other long-term liabilities" and "Accounts payable and accrued liabilities" on the Company’s Consolidated Balance Sheets and to "Purchased services and other" within Operating expenses on the Company's Consolidated Statements of Income. The Company's cash payments for environmental initiatives were $15 million in 2023 (2022 - $8 million) and are estimated to be approximately $20 million in 2024, $26 million in 2025, $24 million in 2026 and approximately $155 million over the remaining years through 2033. All payments will be funded from general operations.

Pensions and Other Benefits
The Company has defined benefit and defined contribution pension plans. Other benefits include post-retirement health benefits and life insurance, post-employment workers’ compensation and long-term disability benefits, and certain other non-pension post-employment benefits. Workers’ compensation and long-term disability benefits are discussed in the Personal Injury and Other Claims Liabilities section below.

The obligations and costs for pensions and other benefits are based on the discounted present value of future benefits. The underlying benefits are paid over many years and are estimated based on uncertain demographic and economic assumptions. As a result, the obligations and costs themselves involve a significant amount of estimation uncertainty.

58 / CPKC 2023 ANNUAL REPORT

Information concerning the measurement of obligations and costs for pensions and other benefits is discussed in Item 8. Financial Statements and Supplementary Data, Note 2 Summary of significant accounting policies, and Note 23 Pensions and other benefits.

Net Periodic Benefit Costs
The Company estimates net periodic benefit recoveries for defined benefit pensions to be $292 million in 2024 ($376 million in other components of net periodic benefit recovery, partially offset by $84 million in current service cost), and net periodic benefit costs for defined contribution pensions to be approximately $14 million in 2024. Net periodic benefit costs for post-retirement benefits in 2024 are not expected to differ materially from the 2023 costs. Total net periodic benefit recoveries for all plans are estimated to be approximately $239 million in 2024 (2023 – $232 million), comprised of $350 million (2023 – $327 million) in other components of net periodic benefit recovery, partially offset by $111 million (2023 – $95 million) in current service cost.

Pension Plan Contributions
The Company estimates its aggregate pension contributions, including its defined benefit and defined contribution plans, to be in the range of $25 million to $35 million in 2024, and in the range of $25 million to $50 million per year from 2025 to 2027.

The Company’s main Canadian defined benefit pension plan accounts for nearly all of the Company’s pension obligation and can produce significant volatility in pension funding requirements, given the pension fund’s size, the many factors that drive the pension plan’s funded status, and Canadian statutory pension funding requirements. Between 2009 and 2011, the Company made voluntary prepayments totalling $1,750 million to the Company’s main Canadian defined benefit pension plan. The Company applied $1,324 million of these voluntary prepayments to reduce its pension funding requirements in 2012–2023, leaving $426 million of the voluntary prepayments still available at December 31, 2023 to reduce the Company’s pension funding requirements in 2024 and future years. The Company continues to have significant flexibility with respect to the rate at which the remaining voluntary prepayments are applied to reduce future years’ pension contribution requirements, which allows the Company to manage the volatility of future pension funding requirements. At this time, the Company estimates it will not apply any of the remaining voluntary prepayments against its 2024 pension funding requirements.

Future pension contributions will be highly dependent on the Company’s actual experience with respect to variables such as investment returns, interest rate fluctuations, and demographic changes, the rate at which previous years’ voluntary prepayments are applied against pension contribution requirements, and any changes in the regulatory environment. The Company will continue to make contributions to its pension plans that, at a minimum, meet pension legislative requirements.

Pension and Other Benefit Plan Risks
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

The plans’ investment policy provides a target allocation of approximately 30% of the plans’ assets to be invested in public equity securities. As a result, stock market performance is a key driver in determining the pension plans’ asset performance. If the rate of investment return on the plans’ public equity securities in 2023 had been 10% higher (or lower) than the actual 2023 rate of investment return on such securities, 2024 net periodic benefit recoveries for pensions would be higher (or lower) by approximately $16 million.

For computing the net periodic benefit recovery in 2024, the Company is reducing the expected rate of return on the market-related asset value from 6.90% to 6.70% to reflect the Company's current view of future long-term investment returns. Changes to the outlook for future long-term investment returns can result in changes to the expected rate of return on the market-related asset value. If the expected rate of return as at December 31, 2023 had been higher (or lower) by 0.1%, 2024 net periodic benefit recoveries for pensions would be higher (or lower) by approximately $14 million.

Changes in bond yields can result in changes to discount rates and to the value of fixed income assets. If the discount rate as at December 31, 2023 had been higher (or lower) by 0.1% with no related changes in the value of the pension plans’ investments in fixed income assets, 2024 net periodic benefit recoveries for pensions would be higher (or lower) by approximately $8 million and 2024 current service costs for pensions would be lower (or higher) by approximately $3 million. However, a change in bond yields would also lead to a change in the value of the pension funds’ investments in fixed income assets, and this change would partially offset the impact on net periodic benefit costs noted above.

The Company estimates that an increase in the discount rate of 0.1% would decrease the defined benefit pension plans’ projected benefit obligations by approximately $118 million, and that a decrease in the discount rate of 0.1% would increase the defined benefit pension plans’ projected benefit

CPKC 2023 ANNUAL REPORT / 59

obligations by approximately $120 million. Similarly, for every 0.1% that the actual return on assets varies above (or below) the estimated return for the year, the value of the defined benefit pension plans’ assets would increase (or decrease) by approximately $13 million.

Adverse experience with respect to these factors could eventually increase funding and pension expense significantly, while favourable experience with respect to these factors could eventually decrease funding and pension expense significantly.

Fluctuations in the post-retirement benefit obligation also can result from changes in the discount rate used. A 0.1% increase (decrease) in the discount rate would decrease (increase) the obligation by approximately $4 million.

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

It is anticipated that there will be changes in the estimates of weighted-average useful lives and net salvage for each property asset class as assets are acquired, used, and retired. Substantial changes in either the useful lives of properties or the salvage assumptions could result in significant changes to depreciation expense. For example, if the estimated average life of track assets, including rail, ties, ballast, and other track material, increased (or decreased) by one year, annual depreciation expense would decrease (or increase) by approximately $33 million.

Due to the capital intensive nature of the railway industry, depreciation represents a significant part of operating expenses. The estimated useful lives of properties have a direct impact on the amount of depreciation recorded as a component of "Properties" on the Company’s Consolidated Balance Sheets.

The fair value of the Concession rights and related assets assigned through the Purchase Price Allocation following the acquisition of KCS and as adjusted through the measurement period, are capitalized and depreciated using the group method of depreciation over the lesser of the current expected concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights. At December 31, 2023, the Concession rights and related assets, net of depreciation and amortization, were $9,079 million.

Management has assessed that the renewal of the Concession for an additional 50-year term is probable based on the terms of the Concession agreement, current Mexican laws, the Company’s performance under the Concession agreement, and the Mexican government’s continued provision of rail services through concessions held by private companies. It is not reasonably likely that the probability of renewal will change in the foreseeable future, however, the Business Acquisition section above provides details of the change in the fair value of the Concession at the Control Date based on a 10% change in probability of renewal. In addition, it is also not reasonably likely based on current Mexican laws, that the renewal term would change.

60 / CPKC 2023 ANNUAL REPORT
However, any change in the renewal term could result in a change in the depreciable lives of the assets and future depreciation expense. For example, if the depreciable life of the Concession rights and related assets, excluding track assets, increased (or decreased) by one year, annual depreciation expense would decrease (or increase) by approximately $2 million. The impact of a one year change in depreciable lives of the Concession’s track assets has been included in the sensitivity discussed above for the Company’s total track assets.

Deferred Income Taxes
The Company accounts for deferred income taxes based on the asset and liability method. The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carryforwards. The provision amount is sensitive to any changes in book and tax values of assets and liabilities and changes in statutory tax rates. For example, a change in temporary differences of $10 million would result in an approximate deferred income tax change of $3 million. It is assumed that such temporary differences will be settled in the future in the deferred income tax assets and liabilities at the balance sheet date.

In determining deferred income taxes, the Company makes estimates and assumptions regarding deferred income tax matters, including estimating the timing of the realization and settlement of deferred income tax assets (including the benefit of tax losses) and liabilities, and estimating unrecognized tax benefits for uncertain tax positions. Deferred income taxes are calculated using enacted federal, provincial, and state future income tax rates, which may differ in future periods. Additionally, the Company estimates whether taxable income in future periods will be sufficient to fully recognize any deferred income tax assets on a more likely than not basis. Valuation allowances are recorded as appropriate to reduce deferred income tax assets to the amount considered more likely than not to be realized.

Deferred income tax expense is reported in “Income tax (recovery) expense” on the Company's Consolidated Statements of Income. Additional disclosures are provided in Item 8. Financial Statements and Supplementary Data, Note 6 Income taxes.

Personal Injury and Other Claims Liabilities
The Company estimates the potential liability arising from incidents, claims and pending litigations relating to personal injury claims by employees, third-party claims, certain occupation-related claims, and property damage claims.

Personal Injury
In Canada, employee occupational injuries are governed by provincial workers' compensation legislation. Occupational injury claims in the provinces of Québec, Ontario, Manitoba, and B.C. are self-insured and administered through each Worker's Compensation Board ("WCB"). The future costs related to occupation-related injuries are actuarially determined based on past experience and assumptions associated with the injury, compensation, income replacement, health care, and administrative costs. In the four provinces where the Company is self-insured, a discount rate is applied to the future estimated costs based on market rates for investment-grade corporate bonds to determine the liability. An actuarial study is performed on an annual basis. In the provinces of Saskatchewan and Alberta, the Company is assessed an annual WCB contribution on a premium basis and this amount is not subject to estimation by management. Changes to these assumptions could have a material adverse impact to the Company's results of operations, financial position and liquidity. At December 31, 2023 and 2022, respectively, the WCB liability was $81 million and $74 million in "Pension and other benefit liabilities"; $12 million and $11 million in "Accounts payable and accrued liabilities", offset by deposits paid to WCB of $1 million and $1 million in "Other assets" on the Company's Consolidated Balance Sheets.

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

Mexican railway employees are covered by Instituto Mexicano del Seguro Social (Social Security Institute) ("IMSS"). Similar to the workers’ compensation programs in Alberta and Saskatchewan, the Company is assessed an annual contribution to IMSS on a premium basis and this amount is not subject to estimation by management.

Other Claims
A provision for litigation matters, equipment damages or other claims is accrued according to applicable accounting standards and any such accrual is based on an ongoing assessment of the strengths and weaknesses of the litigation or claim and its likelihood of success, together with an evaluation of the damages or other monetary relief sought. The Company accrues a reserve for claims for which the risk of loss is probable, when the facts of an incident become known and investigation results provide a reasonable basis for estimating the liability. The lower end of the range is accrued if the facts and circumstances permit only a range of reasonable estimates and no single amount in that range is a better estimate than any other. Facts and circumstances related to asserted claims can change, and a process is in place to monitor accruals for changes in accounting estimates. The final outcome with respect to actions outstanding or pending at December 31, 2023, or with respect to future claims cannot be predicted with certainty. Material

CPKC 2023 ANNUAL REPORT / 61

changes to litigation trends, equipment damages, or other claims could have a material adverse impact to the Company's results of operations, financial position, and liquidity.

Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “project”, “estimate”, “forecast”, “plan”, “intend”, “target”, “will”, “outlook”, "guidance", “should” or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to a GAAP measure without unreasonable efforts, due to unknown variables and uncertainty related to future results.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K includes forward-looking statements relating, but not limited to statements concerning the Company’s defined benefit pension expectations for 2024 and through 2027, expected impacts resulting from changes in the U.S. dollar and Mexican peso exchange rates relative to the Canadian dollar, and the effective tax rate, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes, statements regarding the Company's greenhouse gas emissions targets, our environmental, climate- or other sustainability-related strategies and initiatives and other information regarding environmental, climate- or other sustainability-related actions we plan to take in the future.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and includes, but is not limited to, expectations, estimates, projections and assumptions relating to: change in business strategies; North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; labour disruptions; and the satisfaction by third parties of their obligations to the Company. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

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

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies; general North American and global economic, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; changes in commodity prices; uncertainty surrounding timing and volumes of commodities being shipped via the Company; inflation; geopolitical instability; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; uncertainties of investigations, proceedings or other types of claims and litigation; labour disputes; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; currency and interest rate fluctuations; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions or other changes to international trade arrangements; climate change; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches, volcanism and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; the outbreak of a pandemic or contagious disease and the resulting effects on economic conditions, the demand environment for logistics requirements and energy prices, restrictions imposed by public health authorities or governments, fiscal and monetary policy responses by governments and financial institutions, and disruptions to global supply chains. The foregoing list of factors is not exhaustive.

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K. These more specific factors are

62 / CPKC 2023 ANNUAL REPORT
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

CPKC 2023 ANNUAL REPORT / 63

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk sensitive instruments is set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Foreign Exchange on Earnings and Foreign Exchange Risk and Impact of Changes in Share Price on Earnings and Stock-Based Compensation.

Interest Rate Risk
Debt financing forms part of the Company's capital structure. The debt agreements entered into expose the Company to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at December 31, 2023, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond forwards that lock in rates for a future date, thereby protecting against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of December 31, 2023, would result in an increase of approximately $1.9 billion to the fair value of the Company's debt as at December 31, 2023 (December 31, 2022 - approximately $1.5 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 8. Financial Statements and Supplementary Data, Note 18 Financial instruments.

64 / CPKC 2023 ANNUAL REPORT
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms (Ernst & Young LLP, PCAOB ID: 1263; Deloitte LLP, PCAOB ID: 1208)	65

Consolidated Statements of Income
For the Years Ended December 31, 2023, 2022, and 2021	68

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2023, 2022, and 2021	69

Consolidated Balance Sheets
As at December 31, 2023 and 2022	70

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022, and 2021	71

Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2023, 2022, and 2021	72

Notes to Consolidated Financial Statements	73

CPKC 2023 ANNUAL REPORT / 65

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Kansas City Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Canadian Pacific Kansas City Limited and its subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission framework (2013) and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit and Finance Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Defined Benefit Pension
Description of the Matter
At December 31, 2023, the projected benefit obligation of the Company's defined benefit pension plan was $10,306 million, of which the Canadian pension plans represent nearly all the combined pension obligations. As explained in Notes 2 and 23 to the consolidated financial statements, the discount rate used to determine the projected benefit obligation is based on blended market interest rates on high-quality debt instruments with matching cash flows.

Auditing the Canadian projected benefit obligation was complex and required the involvement of specialists due to the magnitude of the projected benefit obligation and judgement applied related to the discount rate used in the measurement process.

How We Addressed the Matter in Our Audit
To test the discount rate for the Canadian projected benefit obligation, our audit procedures included, among others, testing the Company’s internal controls over the assumptions and data used in the determination of the discount rate.

We assessed the competence and objectivity of the qualified actuary engaged by the Company to value the Canadian projected benefit obligation under ASC 715 ‘Compensation Retirement Benefits’.

66 / CPKC 2023 ANNUAL REPORT

We involved an actuarial specialist to assist with our procedures. We evaluated management’s methodology and actuarial assumptions with respect to the determination of the discount rate for the Canadian plans in accordance with actuarial principles and practices under Canadian actuarial standards of practice. We developed an independent estimate of the expected duration of the Canadian plans’ projected benefit cash flows and used other common methodologies to determine the discount rate for the Canadian plans, at the current measurement date, that reflects the maturity and duration of the Canadian expected benefit payments and compared those to the discount rate for the Canadian plans selected by management.

Acquisition of Kansas City Southern
Description of the Matter
As discussed in Note 11 to the consolidated financial statements, on April 14, 2023, the Company assumed control of its investment in Kansas City Southern ("KCS"), which was previously accounted for under the equity method. The transaction was accounted for as a business combination achieved in stages. The Company derecognized its previously held equity method investment in KCS of $44,402 million and remeasured the investment at its fair value of $37,227 million, which formed the purchase consideration for the purchase price allocation (“PPA”).

Auditing the Company’s preliminary PPA was complex given the significant estimation uncertainty in determining the fair value of the previously held investment in KCS, as well as the fair value of acquired trackage rights, and concession rights. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the fair value of the previously held investment in KCS included the discount rate, revenue growth rates, earnings before interest, tax, depreciation, and amortization (“EBITDA”) margins, and the terminal EBITDA multiple. The significant assumptions used to estimate the fair value of the trackage rights included discount rates, EBITDA margin, and terminal growth rates. The significant assumptions used to estimate the concession rights included the discount rate, revenue growth rate, EBITDA margin, and the renewal probability of the concession rights. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
Our procedures included obtaining an understanding, evaluating the design, and testing the effectiveness of controls over the Company’s business combination process, including controls related to establishing the fair value of the previously held investment in KCS, trackage rights and concession rights acquired.

To test the estimated fair value of the previously held investment in KCS, trackage rights, and concession rights acquired, we performed audit procedures that included, among others, involving our valuation specialists to assist in evaluating the appropriateness of the Company’s valuation methodology and significant assumptions used. For example, we compared projections to historical performance and to available external data. We compared the significant assumptions, including the discount rate, to current industry, market and economic trends and to the Company’s forecasts. In addition, we performed sensitivity analyses on significant assumptions to evaluate the changes in fair value that would result from changes in the assumptions. We tested the completeness and accuracy of the underlying data supporting the significant assumptions.

/s/ Ernst & Young LLP

Chartered Professional Accountants
Calgary, Canada
February 27, 2024

We have served as the Company's auditor since 2021.

CPKC 2023 ANNUAL REPORT / 67

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Kansas City Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity of Canadian Pacific Kansas City Limited (formerly, Canadian Pacific Railway Limited) and subsidiaries (the "Company"), for the year ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America ("US GAAP").

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

/s/ Deloitte LLP

Chartered Professional Accountants
Calgary, Canada
February 23, 2022

We began serving as the Company's auditor in 2011. In 2022 we became the predecessor auditor.

68 / CPKC 2023 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions of Canadian dollars, except share and per share data)	2023	2022	2021
Revenues (Note 4)
Freight	$12,281	$8,627	$7,816
Non-freight	274	187	179
Total revenues	12,555	8,814	7,995
Operating expenses
Compensation and benefits (Note 11, 23, 24)	2,332	1,570	1,570
Fuel	1,681	1,400	854
Materials (Note 11)	346	260	215
Equipment rents	277	140	121
Depreciation and amortization (Note 11, 13, 15)	1,543	853	811
Purchased services and other (Note 10, 11, 26)	1,988	1,262	1,218
Total operating expenses	8,167	5,485	4,789
Operating income	4,388	3,329	3,206
Less:
Equity (earnings) loss of Kansas City Southern (Note 11, 12)	(230)	(1,074)	141
Other expense (Note 5, 11)	52	17	237
Merger termination fee (Note 11)	—	—	(845)
Other components of net periodic benefit recovery (Note 23)	(327)	(411)	(387)
Net interest expense (Note 11)	771	652	440
Remeasurement loss of Kansas City Southern (Note 11)	7,175	—	—
(Loss) income before income tax (recovery) expense	(3,053)	4,145	3,620
Less:
Current income tax expense (Note 6)	909	492	526
Deferred income tax (recovery) expense (Note 6)	(7,885)	136	242
Income tax (recovery) expense (Note 6)	(6,976)	628	768
Net income	$3,923	$3,517	$2,852
Less: Net loss attributable to non-controlling interest (Note 11)	(4)	—	—
Net income attributable to controlling shareholders	$3,927	$3,517	$2,852
Earnings per share (Note 7)
Basic earnings per share	$4.22	$3.78	$4.20
Diluted earnings per share	$4.21	$3.77	$4.18
Weighted-average number of shares (millions) (Note 7)
Basic	931.3	930.0	679.7
Diluted	933.7	932.9	682.8
See Notes to Consolidated Financial Statements.

CPKC 2023 ANNUAL REPORT / 69

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (in millions of Canadian dollars)	2023	2022	2021
Net income	$3,923	$3,517	$2,852
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(655)	1,628	(291)
Change in derivatives designated as cash flow hedges	7	6	48
Change in pension and post-retirement defined benefit plans	(73)	680	1,286
Other comprehensive income (loss) from equity investees	7	(5)	9
Other comprehensive (loss) income before income taxes	(714)	2,309	1,052
Income tax expense on above items	(4)	(115)	(341)
Other comprehensive (loss) income (Note 8)	(718)	2,194	711
Comprehensive income	$3,205	$5,711	$3,563
Comprehensive loss attributable to the non-controlling interest	(13)	—	—
Comprehensive income attributable to controlling shareholders	$3,218	$5,711	$3,563
See Notes to Consolidated Financial Statements.

70 / CPKC 2023 ANNUAL REPORT
CONSOLIDATED BALANCE SHEETS

As at December 31 (in millions of Canadian dollars, except Common Shares)	2023	2022
Assets
Current assets
Cash and cash equivalents	$464	$451
Accounts receivable, net (Note 9)	1,887	1,016
Materials and supplies	400	284
Other current assets	251	138
	3,002	1,889
Investment in Kansas City Southern (Note 12)	—	45,091
Investments	533	223
Properties (Note 13, 20)	51,744	22,385
Goodwill (Note 11, 14)	17,729	344
Intangible assets (Note 11, 15)	2,974	42
Pension asset (Note 23)	3,338	3,101
Other assets (Note 20)	582	420
Total assets	$79,902	$73,495
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities (Note 16, 20)	$2,567	$1,703
Long-term debt maturing within one year (Note 17, 18, 20)	3,143	1,510
	5,710	3,213
Pension and other benefit liabilities (Note 23)	581	538
Other long-term liabilities (Note 19, 20)	797	520
Long-term debt (Note 17, 18, 20)	19,351	18,141
Deferred income taxes (Note 6)	11,052	12,197
Total liabilities	37,491	34,609
Shareholders’ equity
Share capital (Note 21) Authorized unlimited Common Shares without par value. Issued and outstanding are 932.1 million and 930.5 million as at December 31, 2023 and 2022, respectively.	25,602	25,516
Authorized unlimited number of first and second preferred shares; none outstanding.
Additional paid-in capital	88	78
Accumulated other comprehensive (loss) income (Note 8)	(618)	91
Retained earnings	16,420	13,201
	41,492	38,886
Non-controlling interest (Note 11)	919	—
Total equity	42,411	38,886
Total liabilities and equity	$79,902	$73,495
Certain comparative figures have been reclassified to conform to the current year's presentation (Note 11).
See Commitments and contingencies (Note 26).
See Notes to Consolidated Financial Statements.

Approved on behalf of the Board:
	/s/ ISABELLE COURVILLE	/s/ JANE L. PEVERETT
	Isabelle Courville, Director,	Jane L. Peverett, Director,
	Chair of the Board	Chair of the Audit and Finance Committee

CPKC 2023 ANNUAL REPORT / 71

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions of Canadian dollars)	2023	2022	2021
Operating activities
Net income	$3,923	$3,517	$2,852
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	1,543	853	811
Deferred income tax (recovery) expense (Note 6)	(7,885)	136	242
Pension recovery and funding (Note 23)	(306)	(288)	(249)
Equity (earnings) loss of Kansas City Southern (Note 11, 12)	(230)	(1,074)	141
Foreign exchange gain on debt and lease liabilities (Note 5)	—	—	(7)
Remeasurement loss of Kansas City Southern (Note 11)	7,175	—	—
Dividends from Kansas City Southern (Note 12)	300	1,157	—
Settlement of Mexican tax audits (Note 6)	(135)	—	—
Other operating activities, net	60	(67)	(36)
Change in non-cash working capital balances related to operations (Note 22)	(308)	(92)	(66)
Cash provided by operating activities	4,137	4,142	3,688
Investing activities
Additions to properties	(2,468)	(1,557)	(1,532)
Additions to Meridian Speedway properties	(31)	—	—
Investment in Kansas City Southern (Note 11)	—	—	(12,299)
Proceeds from sale of properties and other assets	57	58	96
Cash acquired on control of Kansas City Southern (Note 11)	298	—	—
Investment in government securities (Note 17)	(267)	—	—
Proceeds from settlement of government securities (Note 17)	274	—	—
Other	(25)	3	5
Cash used in investing activities	(2,162)	(1,496)	(13,730)
Financing activities
Dividends paid	(707)	(707)	(507)
Issuance of Common Shares (Note 21)	69	32	25
Issuance of long-term debt, excluding commercial paper (Note 17)	—	—	10,673
Repayment of long-term debt, excluding commercial paper (Note 17)	(2,395)	(571)	(359)
Proceeds from term loan (Note 17)	—	—	633
Repayment of term loan (Note 17)	—	(636)	—
Net issuance (repayment) of commercial paper (Note 17)	1,095	(415)	(454)
Acquisition-related financing fees (Note 11)	(17)	—	(51)
Other	—	—	(24)
Cash (used in) provided by financing activities	(1,955)	(2,297)	9,936
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	(7)	20	41
Cash position
Increase (decrease) in cash and cash equivalents	13	369	(65)
Cash and cash equivalents at beginning of period(1)	451	82	147
Cash and cash equivalents at end of year	$464	$451	$82

Supplemental disclosures of cash flow information:
Income taxes paid	$906	$408	$552
Interest paid	$825	$641	$426
(1) As at January 1, 2022, cash and cash equivalents of $82 million includes $13 million of restricted cash.
See Notes to Consolidated Financial Statements.

72 / CPKC 2023 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions of Canadian dollars, except per share data)	Share capital	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at December 31, 2020	$1,983	$55	$(2,814)	$8,095	$7,319	$—	$7,319
Net income	—	—	—	2,852	2,852	—	2,852
Other comprehensive income (Note 8)	—	—	711	—	711	—	711
Dividends declared ($0.76 per share)	—	—	—	(556)	(556)	—	(556)
Effect of stock-based compensation expense	—	23	—	—	23	—	23
Shares issued for Kansas City Southern acquisition (Note 21)	23,461	(5)	—	—	23,456	—	23,456
Shares issued under stock option plan (Note 21)	31	(7)	—	—	24	—	24
Balance as at December 31, 2021	25,475	66	(2,103)	10,391	33,829	—	33,829
Net income	—	—	—	3,517	3,517	—	3,517
Other comprehensive income (Note 8)	—	—	2,194	—	2,194	—	2,194
Dividends declared ($0.76 per share)	—	—	—	(707)	(707)	—	(707)
Effect of stock-based compensation expense	—	23	—	—	23	—	23
Shares issued for Kansas City Southern acquisition (Note 21)	—	(2)	—	—	(2)	—	(2)
Shares issued under stock option plan (Note 21)	41	(9)	—	—	32	—	32
Balance as at December 31, 2022	25,516	78	91	13,201	38,886	—	38,886
Net income (loss)	—	—	—	3,927	3,927	(4)	3,923
Other comprehensive loss (Note 8)	—	—	(709)	—	(709)	(9)	(718)
Dividends declared ($0.76 per share)	—	—	—	(708)	(708)	—	(708)
Effect of stock-based compensation expense	—	27	—	—	27	—	27
Shares issued under stock option plan (Note 21)	86	(17)	—	—	69	—	69
Non-controlling interest in connection with business acquisition (Note 11)	—	—	—	—	—	932	932
Balance as at December 31, 2023	$25,602	$88	$(618)	$16,420	$41,492	$919	$42,411
See Notes to Consolidated Financial Statements.

CPKC 2023 ANNUAL REPORT / 73

CANADIAN PACIFIC KANSAS CITY LIMITED
Notes to Consolidated Financial Statements
December 31, 2023

1.    Description of the business
The terms "CPKC", “the Company”, “our”, or “us” in these Consolidated Financial Statements refer to Canadian Pacific Kansas City Limited and its subsidiaries unless the context suggests otherwise.

CPKC owns and operates a transcontinental freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S. and Mexico. The Company transports bulk commodities, merchandise and intermodal freight. CPKC's Common Shares trade on the Toronto Stock Exchange and New York Stock Exchange under the symbol “CP”.

Acquisition of Kansas City Southern
On April 14, 2023, Canadian Pacific Railway Limited (“CPRL") assumed control of Kansas City Southern ("KCS") through an indirect wholly-owned subsidiary, and filed articles of amendment to change CPRL's name to Canadian Pacific Kansas City Limited ("CPKC"). These Consolidated Financial Statements include KCS as a consolidated subsidiary from April 14, 2023. For the period beginning on December 14, 2021 and ending on April 13, 2023 the Company's 100% interest in KCS was accounted for and reported as an equity-method investment (see Notes 11 and 12).

2.    Summary of significant accounting policies
Basis of presentation
These Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Amounts are expressed in Canadian dollars, unless otherwise noted. Certain comparative figures in these Consolidated Financial Statements have been reclassified to conform to the current year's presentation.

Use of estimates and judgements
The preparation of financial statements in conformity with GAAP requires management to exercise its judgement in applying the Company's accounting policies. It also requires the use of accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on management's best knowledge of current events and actions, actual results may ultimately differ from those estimates.

Critical estimates and judgements made by management relate to:
•Deferred income taxes (Note 6);
•Business acquisitions (Note 11);
•Properties (Note 13);
•Goodwill (Note 14);
•Intangible assets (Note 15);
•Provision for environmental remediation (Note 19);
•Pension and other benefits (Note 23); and
•Legal claims (Note 26).

Principles of consolidation
The financial statements of subsidiaries are included in these Consolidated Financial Statements from the date control commences until the date control ceases. Intercompany accounts and transactions are eliminated. Third party ownership interests in the Company's subsidiaries are presented in the Consolidated Financial Statements as activities and amounts attributable to non-controlling interests.

Revenues
Revenue is recognized when promised services are delivered and obligations under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. In the normal course of business, the

74 / CPKC 2023 ANNUAL REPORT
Company does not generate material revenues through acting as an agent for other entities. Revenues are presented net of taxes collected from customers and remitted to governmental authorities.

The Company invoices customers when a bill of lading or service request is processed. Payment for services are due when performance obligations are satisfied. Amounts outstanding at the end of each reporting period are generally collected in the following reporting period. Performance obligations not fully satisfied at the end of a reporting period are also expected to be satisfied in the following reporting period.

Freight revenues
The Company provides freight transportation services to a wide variety of customers, transporting bulk commodities, merchandise freight and intermodal traffic.

The Company enters into master service agreements with customers which establish pricing, terms and conditions for future freight services the Company will provide when service requests or bills of lading are received from those customers. Each bill of lading or service request is a distinct performance obligation that the Company must satisfy. The transaction price is generally a fixed fee determined when the bill of lading or service request is initiated. The transaction price is allocated to distinct performance obligations based on estimated standalone selling prices. Since every bill of lading or service request is a distinct performance obligation, estimated standalone selling prices are determined based on observable fair market values. The Company also provides services to customers at published rates established in public tariff agreements. In those arrangements a performance obligation is triggered when the customer orders a service that the Company must satisfy.

Railway freight revenue is recognized over time as transportation services are provided and obligations under the terms of a contract with the customer are satisfied. Inputs are used to measure percentage of completion towards satisfaction of performance obligations. Progress is measured based on elapsed freight transit time relative to the total expected freight transit time from origination to destination. The short duration of freight delivery performance obligations results in generally immaterial services in progress at any given period end.

Certain customer agreements include variable consideration in the form of rebates, discounts, or incentives. The expected value method is used to estimate the amount of variable consideration to allocate to performance obligations as they are satisfied. Volume rebates are accrued based on estimated volumes and contract terms, and recognized as a reduction of freight revenues as the related freight services are provided. Contracted customer incentives are amortized to income over the term of the related service contract.

Non-freight revenues
Non-freight revenues, including revenues from passenger service operators, switching fees, and logistics services, are recognized either at the point in time the services are provided or over time as the performance obligations are satisfied. Non-freight revenues also include revenues from leasing land and other property.

Income taxes
The Company follows the asset and liability method of accounting for income taxes. Under this method, a deferred income tax asset or liability is determined based on the difference between the financial reporting and tax basis of the asset or liability, using enacted tax rates and laws that will be in effect when the difference is expected to reverse. The change in the net deferred income tax asset or liability is included in the computation of "Net income" and "Other comprehensive (loss) income". The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income in the period that the change occurs.

The Company records a valuation allowance to reduce deferred income tax assets if it is more likely than not, based on available evidence about future events, that some or all of the deferred income tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The tax benefit recognized is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not have a greater than 50% likelihood of being realized upon ultimate settlement.

Investment and other similar tax credits are recorded as "Deferred income taxes" on the Company's Consolidated Balance Sheets and recognized as "Deferred income tax (recovery) expense" in the Consolidated Statements of Income as the related asset is recognized in income.

Earnings per share
Basic earnings per share is calculated using the weighted-average number of the Company's Common Shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method for determining the dilutive effect of Common Shares issuable upon exercise of outstanding stock options.

CPKC 2023 ANNUAL REPORT / 75

Equity method investments
The Company’s investments in entities over which it can exercise significant influence or has joint control are accounted for using the equity method. Equity-method investments are initially recognized at cost. Subsequently, and until the date significant control ceases, its carrying amount is presented in the Consolidated Balance Sheets, with adjustments to reflect:
•the Company's share of income or losses and comprehensive income or losses, based on the Company's share of common stock and in-substance common stock;
•depreciation, amortization or accretion related to any any basis differences that were identified as part of the initial accounting for the investment;
•dividends received;
•other-than-temporary impairments, if any; and
•the effects of any intra-entity profit and losses and capital transactions.

Distributions received from equity-method investments are classified in the Consolidated Statements of Cash Flows according to the nature of the activities generating distributions.

If the Company acquires control of a business that it was previously able to exercise significant influence over, it stops accounting for the investment using the equity method. The investment is remeasured to fair value as of the date control was obtained, with any gain or loss from the remeasurement recognized in the Company's Consolidated Statements of Income. Any amounts in "Accumulated other comprehensive (loss) income" ("AOCI") in the Consolidated Balance Sheets related to the investment are reclassified and included in the calculation of the gain or loss. Any pre-existing relationship between the Company and the investment is settled with a corresponding gain or loss recorded in the Company's Consolidated Statements of Income, separately from the business acquisition.

Business acquisitions
Management makes estimates and assumptions to determine the fair values of assets acquired and liabilities and non-controlling interest assumed in a business combination at the acquisition date. Such estimates and assumptions are inherently uncertain and subject to refinement. During the measurement period the Company may adjust any provisional amounts reported on the acquisition date if additional information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected their measurement on that date. Adjustments to provisional amounts are recognized with corresponding adjustments to goodwill.

If the acquisition-date fair value of an asset or liability arising from pre-acquisition contingencies cannot be determined as of the acquisition date or during the measurement period, the estimated amount of the asset or liability is recognized if it is probable that an asset existed or a liability had been incurred at the acquisition date based on information available prior to the end of the measurement period and the amount of the asset or liability can be reasonably estimated.

The measurement period ends as soon as all necessary information about the facts and circumstances that existed as of the acquisition date for provisional amounts has been obtained, not to exceed one year. Changes that do not qualify as measurement period adjustments or that occur after the measurement period are recognized in the Consolidated Statements of Income.

Foreign currency translation
Foreign currency transactions
Foreign currency transactions are denominated in currencies other than CPKC's functional currency, which is the Canadian dollar. Transactions denominated in foreign currencies are translated to the functional currency using the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured to the functional currency using the exchange rate in effect at the balance sheet date. Foreign exchange gains and losses resulting from the translation of monetary assets and liabilities are included in income in the period they arise.

Foreign operations
Foreign exchange gains and losses arising from the translation of the Company's foreign subsidiaries’ and equity-method investees' functional currencies to CPKC's Canadian dollar presentation are included in “Other comprehensive (loss) income” and recognized in income upon the sale of the foreign operation. Asset and liability accounts are translated at the exchange rates in effect as at the balance sheet date, and revenues and expenses are translated using monthly average exchange rates.

U.S. dollar-denominated debt, finance lease obligations and operating lease liabilities are designated as hedges of the Company's net investment in foreign subsidiaries and foreign equity-method investees. Accordingly, unrealized gains and losses arising from the translation of the designated U.S. dollar-denominated debt, finance lease obligations and operating lease liabilities are offset against gains and losses arising from the translation of the Company's foreign operations' accounts in “Other comprehensive (loss) income”.

76 / CPKC 2023 ANNUAL REPORT
Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of less than three months.

Accounts receivable, net
Accounts receivable are recorded at cost net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on relevant information about historical credit loss experience of receivables with similar risk characteristics, current conditions, and forecasts of future conditions expected to affect collectability.

Accounts receivable are written off against the allowance for credit losses when it is probable that the remaining contractual payments will not be collected. Subsequent recoveries of amounts previously written off are credited to income in the period recovered.

Materials and supplies
Materials and supplies, including fuel and parts used in the repair and maintenance of track structures, equipment, locomotives, and freight cars, are measured at the lower of average cost or net realizable value.

Properties
Properties are reported at historical cost, less accumulated depreciation or amortization and any impairment. The Company reviews properties for impairment when changes in circumstances indicate that its carrying amount may not be recoverable. If the estimated future undiscounted cash flows are less than the property's carrying amount, its carrying amount is reduced to the estimated fair value, measured using discounted cash flows, and a corresponding impairment loss is recognized in income.

Additions to properties
For property additions and betterments the Company capitalizes all costs necessary to make the assets ready for their intended use.

A large amount of the Company's capital expenditures are for self-constructed properties, both new and the replacement of existing properties. Self-constructed assets are initially recorded at cost, including direct costs, attributable indirect costs, overheads, and carrying costs.
•direct costs include labour, purchased services, materials and equipment, project supervision costs, and fringe benefits.
•attributable indirect costs and overheads include incremental long-term variable costs resulting from the execution of capital projects.
•indirect costs mainly include costs associated with work trains, material distribution, highway vehicles, and work equipment.
•overheads primarily relate to engineering department costs of planning, designing, and administering the capital projects, which are allocated to projects using a measure consistent with the nature of the cost, based on cost studies.

The Company capitalizes costs incurred for replacements or betterments that enhance the service potential or extend the useful life of the properties, when the expenditures exceed minimum physical and financial thresholds. Costs to repair or maintain the service potential of properties are expensed.
•the cost of ballast programs, including undercutting, shoulder ballasting, and renewal programs that form part of the annual track program are capitalized because the work and related added ballast material significantly improves drainage, which in turn extends the life of ties and other track materials. The cost of ballast programs are tracked separately from the underlying assets and depreciated over the estimated period to the next similar ballast program. Spot replacement of ballast is considered a repair, which is expensed as incurred.
•significant freight car refurbishments, locomotive overhauls and other capital improvements that enhance service potential or extend useful life are capitalized.
•replacement project costs are allocated to dismantling, which is expensed, and installation, which is capitalized, based on cost studies.

The Company also capitalizes development costs for major new computer systems.

Asset retirement obligations
When there is a reliably measurable legal obligation associated with the retirement of property, a liability is initially recognized at its fair value and a corresponding asset retirement cost is added to the carrying amount of property and depreciated over the estimated useful life of the property.

Group depreciation
The Company primarily uses the group method of depreciation, in which properties with similar characteristics, use and expected lives are allocated to asset groups:
•the asset groups are depreciated on a straight-line basis reflecting their expected economic lives, using composite depreciation rates. All track assets are depreciated using a straight-line method which recognizes the value of the asset consumed as a percentage of the whole life of the asset.
•composite depreciation rates are established through depreciation studies, which are regular, detailed reviews, performed by asset group, of service lives, salvage values, accumulated depreciation, and other related matters.
•the depreciation studies also estimate accumulated depreciation surpluses or deficiencies for each asset group, which are amortized over the remaining life of the respective asset group.

CPKC 2023 ANNUAL REPORT / 77

•when depreciable property is retired or otherwise disposed in the normal course of business, its life generally approximates its expected useful life as determined in the depreciation studies. For this reason, under group depreciation, a gain or loss on disposal is not recognized. Instead, the asset's net book value, less net salvage proceeds, is charged to accumulated depreciation.
•for certain asset groups, the historical cost of the asset is separately recorded in the Company's property records. This amount is retired from the property records upon retirement of the asset. For assets for which the historical cost cannot be separately identified, the asset's gross book value is estimated using an indexation methodology, whereby the retired property's current replacement cost is indexed to its estimated year of installation, or a first-in, first-out approach, or statistical analysis is used to determine its retired age. The Company uses indices that closely correlate to the principal costs of the assets.
•when removal costs exceed the property's salvage value and removal is not a legal obligation, the removal costs are charged to income when the property is removed.
•for disposals of larger groups of depreciable assets that were not factored into the Company’s depreciation studies, the Company records a gain or loss for the difference between the net proceeds and the net book value of the assets sold or retired. The accumulated depreciation that is derecognized includes asset-specific accumulated depreciation, when known, or an appropriate portion of the accumulated depreciation recorded for the relevant asset class as a whole, calculated using a cost-based allocation.

Concession assets
CPKC holds a concession from the Mexican government which authorizes the Company to provide freight transportation services over certain rail lines, including the use all related track and other assets necessary for the rail lines' operation (the "Concession"). The Concession term ends in June 2047, but is renewable under certain conditions, for additional periods, each up to 50 years.

The underlying tangible assets that the Concession provides the Company with the right to use are capitalized in "Properties", and amortized using the group method. Amortization is recognized over the lesser of the expected concession term, including one renewal period of 50 years, or the estimated useful life of the underlying asset groups. The intangible rights granted under the Concession are amortized over the expected term of the Concession.

Finance lease right-of-use ("ROU") assets
Finance lease ROU assets included in "Properties" are amortized to the earlier of the end of the useful life of the ROU asset or the end of the lease term.

Government assistance
The Company records government assistance from various levels of governments and government agencies when there is reasonable assurance that the assistance will be received.

Government assistance in connection with the acquisition or construction of properties sometimes includes conditions which, if not met within a certain period of time, may require repayment of some or all of the assistance received. It is the Company's intention to comply with all conditions imposed by the terms of government assistance accepted. Government assistance received or receivable related to property is recorded as a reduction of the cost of the property and amortized over the same period as the related assets.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets upon acquisition of a business. On the acquisition date goodwill is allocated to the reporting unit expected to benefit from the acquisition. The carrying value of goodwill, which is not amortized, is assessed for impairment annually, or more frequently if events or changes in circumstances arise that suggest goodwill may be impaired. The Company's annual review of goodwill is performed in the fourth quarter, on the October 1 balance.

The Company first assesses qualitative factors, including, but not limited to economic, market, and industry conditions, the reporting unit's overall financial performance and events such as notable changes in management or customers. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment is undertaken. The quantitative assessment is a comparison of the reporting unit's carrying value and fair value. The reporting unit's fair value is defined as the price expected to be received if it was sold in an orderly transaction between market participants. It is determined based on pre-tax discounted cash flows that reflect management's best estimates of the time value of money and risks specific to the reporting unit and its assets. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, an impairment is recognized, measured at the amount by which the reporting unit's carrying value exceeds its fair value.

Intangible assets
Intangible assets with finite lives, consisting primarily of customer contracts, customer relationships and favourable leases are amortized on a straight-line basis over their estimated useful lives of up to 22 years. When there is a change in the estimated useful life of an intangible asset with a finite life, amortization is adjusted prospectively. An intangible asset with a finite life is assessed for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable.

78 / CPKC 2023 ANNUAL REPORT
Intangible assets with indefinite useful lives are primarily trackage rights that are expected to generate cash flows indefinitely. They are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired.

When assessing an intangible asset for impairment, if the undiscounted cash flows indicate that its carrying amount may not be recoverable, an impairment loss will be recognized for the amount that its carrying amount exceeds its fair value, determined based on pre-tax discounted cash flows that reflect management's best estimates of the time value of money and risks specific to the asset.

Assets held for sale
Assets that meet the held-for-sale criteria are reported in "Other assets" at the lower of their carrying amount and fair value, less costs to sell, and are not depreciated.

Financial instruments
Financial instruments are contracts that give rise to a financial asset of one party and a financial liability or equity instrument of another party. Financial instruments are recognized initially at fair value, which is the amount of consideration that would be agreed upon in an arm’s-length transaction between willing parties.

Cash and cash equivalents are classified as amortized cost, which approximates fair value. Accounts receivable and investments consisting of loans and receivables are subsequently measured at amortized cost, using the effective interest method. Accounts payable and accrued liabilities, other long-term liabilities, and long-term debt are also subsequently measured at amortized cost.

Derivative financial instruments
Derivative financial instruments may are used from time to time to manage the Company's exposure to changes in foreign exchange rates, interest rates, fuel price and certain compensation tied to our common share price. When derivative instruments are used in hedging relationships, the Company identifies, designates, and documents those hedging transactions and regularly tests the transactions to demonstrate effectiveness in order to continue hedge accounting.

The Company's derivative instruments are classified as held-for-trading and recorded at fair value in the Consolidated Balance Sheets as current or non-current assets or liabilities depending on the timing of settlements and the resulting cash flows associated with the instrument. Any changes in the fair value of derivatives that are not designated as hedges are recognized in income in the period the change occurs.

For fair value hedges, changes in the fair value of the hedging instrument are recognized in income along with changes in the fair value of the hedged risk of the asset or liability that is designated as part of the hedging relationship.

For designated cash flow hedges, changes in the fair value of the hedging instrument are recorded in “Other comprehensive (loss) income” and reclassified to income when the hedged item impacts income. If a derivative instrument designated as a cash flow hedge ceases to be effective or is terminated, hedge accounting is discontinued and the gain or loss at that date is deferred in "Other comprehensive (loss) income" and recognized in income concurrently with the related transaction. If an anticipated hedged transaction is no longer probable, the gain or loss is recognized immediately in income. Subsequent gains and losses from derivative instruments for which hedge accounting has been discontinued are recognized in income in the period in which they occur.

Cash flows relating to derivative instruments designated as hedges are included in the same category as the related hedged items in the Consolidated Statements of Cash Flows.

Leases
The Company leases rolling stock, buildings, vehicles, railway equipment, roadway machines, and information systems hardware. Lease liabilities and ROU assets are recognized in the Consolidated Balance Sheets for finance leases and operating leases with fixed terms and in-substance fixed terms.
•ROU assets and lease liabilities are recognized on the lease commencement date at the present value of the future lease payments over the lease term. Lease payments include fixed and variable payments that are based on an index or a rate. If the rate implicit in the lease is not readily determinable, the Company uses internal incremental secured borrowing rates for a comparable tenor and in the same currency at the lease commencement date to determine the present value of lease payments.
•certain leases of rolling stock and roadway machines are fully variable or contain both fixed and variable components. Variable components are dependent on the hours and miles that the underlying equipment has been used. Fixed-term, short-term and variable operating lease costs are recorded in "Equipment rents" and "Purchased services and other" in the Company's Consolidated Statements of Income.
•components of finance lease costs are recorded in "Depreciation and amortization" and "Net interest expense" in the Company's Consolidated Statements of Income.
•ROU assets are adjusted for lease prepayments, initial direct costs and lease incentives.

CPKC 2023 ANNUAL REPORT / 79

•lease terms include periods associated with options to extend or exclude periods associated with termination options when the Company is reasonably certain of exercising such options.
•non-lease components are accounted for separately from lease components of roadway machine, information systems hardware, and fleet vehicle lease contracts. Otherwise, lease and non-lease components are combined and accounted as a single lease component.

Leases with terms of 12 months or less that do not contain an option to purchase the underlying asset at the end of the lease term that the Company intends to exercise are not recorded on the Consolidated Balance Sheets; lease payments are recognized as expenses in the Consolidated Statements of Income on a straight-line basis over the lease term.

Provision for environmental remediation
Environmental remediation accruals, covering site-specific remediation programs, are recorded on an undiscounted basis unless a reliably determinable estimate of the amount and timing of costs can be established. The accruals are recorded when the costs to remediate are probable and can be reasonably estimated. Certain future costs to monitor sites are discounted at an adjusted risk-free rate. Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”.

Pensions and other benefits
Obligations and net periodic benefit costs for the Company's defined benefit pension plans are actuarially determined using the projected benefit method, pro-rated over the credited service periods of employees. This method incorporates management’s best estimates of actuarial assumptions, such as discount rates, salary and other cost escalations, employees' retirement ages and mortality. The discount rates are based on blended market interest rates on high-quality debt instruments with matching cash flows.

Plan assets are measured at fair value. The expected return on plan assets is calculated using market-related asset values, developed from a five-year average of adjusted market values for the fund’s public equity securities and absolute return strategies, plus the market value of the fund’s other asset classes, subject to the market-related asset value not being greater than 120% nor less than 80% of the market value.

Actuarial gains and losses arise from the difference between the actual and expected return on plan assets, and changes in the measurement of the benefit obligation. Periodic net actuarial gains and losses and prior service costs are accumulated and presented as a component of AOCI in the Consolidated Balance Sheets.

Obligations and net periodic benefit costs for the Company's other post-retirement and post-employment benefits are actuarially determined on a similar basis.

The status of over and under funded defined benefit pension and benefit plans, measured as the difference between the fair value of a plan's assets and benefit obligation, are reported in the Company's Consolidated Balance Sheets.

Components of net periodic benefit cost included in Operating income in the Consolidated Statements of Income include:
•current service costs for defined benefit pension and post-retirement benefits, and the Company's contributions to defined contribution pension plans are recorded in"Compensation and benefits"; and
•current service costs for self-insured workers' compensation and long-term disability benefits, which are recorded in"Purchased services and other".

Other components of net periodic benefit cost or recovery, recognized outside of Operating income in the Consolidated Statements of Income are:
•interest cost on benefit obligation;
•expected return on plan assets;
•amortization of net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market-related value of plan assets, over the expected average remaining service period of the plan's active employee group (approximately 13 years);
•amortization of prior service costs arising from collectively bargained amendments to pension plan benefit provisions (over the term of the applicable union agreement) and from all other sources (over the expected average remaining service period of active employees who are expected to receive benefits under the plan at the date of the amendment); and
•gains and losses on post-employment benefits that do not vest or accumulate, including some workers’ compensation and long-term disability benefits in Canada.

Stock-based compensation
Stock options
The cost of awards of equity-settled employee stock options is measured based on the options' fair value on their grant date. The cost is recognized as "Compensation and benefits expense", with a corresponding increase to "Additional paid-in capital" ("APIC") in "Shareholders' equity" over the shorter of (i) the vesting period; or (ii) the period from the grant date to the date the employee becomes eligible to retire. The grant date fair value is determined

80 / CPKC 2023 ANNUAL REPORT
using the Black-Scholes option-pricing model. Forfeitures are estimated at the grant date, and changes in the estimate of forfeitures in subsequent periods are recognized as adjustments to"Compensation and benefits expense" in the period that the change in estimate occurs. As stock options are exercised, the related amount accumulated in "APIC" is reclassified to "Share Capital" and the proceeds are recognized in "Share Capital".

Share units
The Company also issues cash-settled awards, including deferred share units ("DSUs"), performance share units (“PSUs”) and performance deferred share units ("PDSUs"), for which a liability is remeasured each financial reporting period until settlement.

"Compensation and benefits expense" is recognized, using the fair value method, over the shorter of the vesting term, or the period from the grant date to the date the employee is eligible to retire, based on the number of units outstanding and the closing price of CPKC's Common Shares on the measurement date. In the case of PSUs and PDSUs, the fair value of units that are probable of vesting, based on forecasted performance factors is recognized as "Compensation and benefits expense". Forfeitures of share units are estimated at the grant date, and changes in the estimate of forfeitures in subsequent periods are recognized as adjustments to "Compensation and benefits expense" in the period that the change in estimate occurs.

Share purchase plan
The employee share purchase plan gives rise to compensation expense that is recognized using the issue price by amortizing the cost over the vesting period.

3.    Accounting changes
Adoption of new standards
Accounting for contract assets and contract liabilities from contracts with customers
Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers on a prospective basis. Under this ASU contract assets and contract liabilities acquired in a business combination are measured in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers instead of at fair value. The Company's application of this ASU for the measurement of contract assets and contract liabilities acquired in the KCS acquisition (Note 11) did not have a material impact on the Company's financial position and results of operations.

All other accounting pronouncements that became effective during the period covered by the Consolidated Financial Statements did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

New pronouncements
Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations.

CPKC 2023 ANNUAL REPORT / 81

4.    Revenues
The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

For the year ended December 31 (in millions of Canadian dollars)	2023	2022	2021
Grain	$2,496	$1,776	$1,684
Coal	859	577	625
Potash	566	581	463
Fertilizers and sulphur	385	332	305
Forest products	696	403	348
Energy, chemicals and plastics	2,301	1,394	1,563
Metals, minerals and consumer products	1,579	884	728
Automotive	934	438	376
Intermodal	2,465	2,242	1,724
Total freight revenues	12,281	8,627	7,816
Non-freight excluding leasing revenues	161	103	100
Revenues from contracts with customers	12,442	8,730	7,916
Leasing revenues	113	84	79
Total revenues	$12,555	$8,814	$7,995

Contract liabilities
Contract liabilities represent payments received for performance obligations not yet satisfied. They are presented within "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities for the years ended December 31, 2023 and 2022:

(in millions of Canadian dollars)	2023	2022
Opening balance, January 1	$64	$67
Contract liabilities assumed upon the acquisition of KCS (Note 11)	7	—
Revenue recognized in the period that was included in the opening balance or liabilities assumed	(36)	(21)
Increase due to consideration received, net of revenue recognized in the period	17	18
Closing balance, December 31	$52	$64

5.    Other expense

For the year ended December 31 (in millions of Canadian dollars)	2023	2022	2021
Foreign exchange gain on debt and lease liabilities	$—	$—	$(7)
Foreign exchange loss on FX forward contracts (Note 18)	39	—	—
Other foreign exchange gains	(12)	—	(4)
Acquisition-related costs (Note 11)	6	—	247
Other	19	17	1
Other expense	$52	$17	$237

82 / CPKC 2023 ANNUAL REPORT
6.    Income taxes
The following is a summary of the major components of the Company’s income tax (recovery) expense:

For the year ended December 31 (in millions of Canadian dollars)	2023	2022	2021
Current income tax expense	$909	$492	$526
Deferred income tax (recovery) expense
Reversal of outside basis deferred tax (Note 11)	(7,832)	—	—
Origination and reversal of temporary differences	53	101	259
Effect of tax rate decrease	(72)	(25)	(11)
Effect of hedge of net investment in foreign subsidiaries and equity-method investees (Note 8)	(22)	59	(3)
Other	(12)	1	(3)
Total deferred income tax (recovery) expense	(7,885)	136	242
Total income tax (recovery) expense	$(6,976)	$628	$768

(Loss) income before income tax (recovery) expense
Canada	2,359	2,236	2,899
Foreign	(5,412)	1,909	721
Total (loss) income before income tax (recovery) expense	(3,053)	4,145	3,620
Income tax (recovery) expense
Current
Canada	377	333	404
Foreign	532	159	122
Total current income tax expense	909	492	526
Deferred
Canada	238	177	(179)
Foreign	(8,123)	(41)	421
Total deferred income tax (recovery) expense	(7,885)	136	242
Total income tax (recovery) expense	$(6,976)	$628	$768

CPKC 2023 ANNUAL REPORT / 83

The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carryforwards. The items comprising the deferred income tax assets and liabilities are as follows:

As at December 31 (in millions of Canadian dollars)	2023	2022
Deferred income tax assets
Tax losses and other attributes carried forward	$173	$70
Liabilities carrying value in excess of tax basis	276	108
Unrealized foreign exchange losses	18	50
Environmental remediation costs	50	22
Other	7	5
Total deferred income tax assets	524	255
Valuation allowance	(36)	(4)
Total net deferred income tax assets	$488	$251
Deferred income tax liabilities
Investment in Kansas City Southern (Note 12)	—	7,526
Properties carrying value in excess of tax basis	9,481	4,149
Pensions carrying value in excess of tax basis	751	691
Intangibles carrying value in excess of tax basis	789	—
Investments carrying value in excess of tax basis(1)	473	38
Other(1)	46	44
Total deferred income tax liabilities	11,540	12,448
Total net deferred income tax liabilities	$11,052	$12,197
(1) 2022 comparative figures have been reclassified to conform to the current year's presentation.

The Company’s consolidated effective income tax rate differs from the expected Canadian statutory tax rates. Expected income tax (recovery) expense at statutory rates is reconciled to income tax (recovery) expense as follows:

For the year ended December 31 (in millions of Canadian dollars, except percentage)	2023	2022	2021
Statutory federal and provincial income tax rate (Canada)	26.11%	26.12%	26.12%
Expected income tax (recovery) expense at Canadian enacted statutory tax rates	$(797)	$1,083	$946
(Decrease) increase in taxes resulting from:
Reversal of outside basis deferred tax (Note 11)	(7,832)	—	—
Remeasurement loss of Kansas City Southern	1,873	—	—
Losses (gains) not subject to tax	10	(9)	(116)
Canadian tax rate differentials	(14)	(12)	(22)
Foreign tax rate differentials	(62)	(94)	(37)
Effect of tax rate decrease	(72)	(25)	(11)
Deduction for dividends taxed on outside basis	(68)	(270)	—
Unrecognized tax benefits	(10)	(24)	(2)
Inflation in Mexico	(31)	—	—
Valuation allowance	1	—	—
Other	26	(21)	10
Income tax (recovery) expense	$(6,976)	$628	$768

84 / CPKC 2023 ANNUAL REPORT
In 2023, the Company recorded a deferred tax recovery of $23 million (U.S. $17 million) on the outside basis difference of the change in the equity investment in KCS for the period January 1, 2023 to April 13, 2023, prior to acquiring control of KCS. In 2022 and 2021, deferred tax recoveries of $19 million (U.S. $15 million) and $33 million (U.S. $26 million), respectively, were recorded on the outside basis difference of the change in the equity investment in KCS. The outside basis difference is the excess of the carrying amount of the Company’s investment in KCS for financial reporting over the tax basis of this investment.

In 2023, the Company recorded a deferred tax recovery of $7,832 million on the derecognition of the deferred tax liability on the outside basis difference of the investment in KCS upon acquiring control.

In 2023, the Company revalued its deferred income tax balances as a result of decreases in the corporate income tax rates in the states of Iowa and Arkansas, resulting in a net recovery of $13 million. In 2022, the Company revalued its deferred income tax balances as a result of a corporate income tax rate decrease in the state of Iowa, resulting in a net recovery of $12 million.

In 2021, the Company recorded a deferred tax liability of $7,178 million (U.S. $5,607 million) on the outside basis difference of its investment in KCS. This balance was held in a U.S. functional currency entity and subsequently revalued to $7,526 million at December 31, 2022 ($7,079 million at December 31, 2021) due to changes in FX. In 2023, upon acquisition of control in KCS, the entire outside basis deferred tax liability was reversed through "income tax (recovery) expense" as mentioned above.

The Company has not provided a deferred liability for the income taxes which might become payable on any temporary difference associated with its foreign investments because the Company intends to indefinitely reinvest in its foreign investments and has no intention to realize this difference by a sale of its interest in foreign investments. It is not practical to calculate the amount of the deferred tax liability.

It is more likely than not that the Company will realize the majority of its deferred income tax assets from the generation of future taxable income, as the payments for provisions, reserves, and accruals are made and losses and tax credits carried forward are utilized.

As at December 31, 2023, the Company had tax effected operating losses carried forward of $52 million (2022 – $22 million), which have been recognized as a deferred tax asset. The losses carried forward will begin to expire in 2026. The Company expects to fully utilize these tax effected operating losses before their expiry.

As at December 31, 2023, the Company had $2 million (2022 – $2 million) in tax effected capital losses carried forward recognized as a deferred tax asset. The Company has no unrecognized tax benefits from capital losses as at December 31, 2023 and 2022.

As at December 31, 2023, the Company had $4 million in tax effected track maintenance credits carried forward recognized as a deferred tax asset, which will begin to expire in 2028. The Company did not have any minimum tax credits or investment tax credits carried forward.

The following table provides a reconciliation of uncertain tax positions in relation to unrecognized tax benefits for Canada, the U.S., and Mexico for the years ended December 31:

(in millions of Canadian dollars)	2023	2022	2021
Unrecognized tax benefits at January 1	$20	$49	$55
Increase in unrecognized:
Tax benefits related to the current year	2	1	—
Tax benefits related to prior years	10	—	—
Tax benefits acquired with KCS	2	—	—
Dispositions:
Gross uncertain tax benefits related to prior years	(6)	(30)	(6)
Settlements with taxing authorities	(6)	—	—
Unrecognized tax benefits at December 31	$22	$20	$49

If these unrecognized tax benefits were recognized, $17 million of unrecognized tax benefits as at December 31, 2023 would impact the Company’s effective tax rate.

During the fourth quarter of 2019, a tax authority proposed an adjustment for a prior tax year without assessing taxes. Although the Company had commenced action to have the proposal removed, an increase in uncertain tax position was recorded to deferred income tax liability and expense in the amount of $24 million. While the proposed adjustment was withdrawn during 2020, the ultimate resolution of this matter was not determinable until

CPKC 2023 ANNUAL REPORT / 85

2022. During the fourth quarter of 2022, the Company recorded a deferred tax recovery of $24 million to reverse this uncertain tax position as the amount was no longer expected to be realized.

The Company recognizes accrued interest, inflation and penalties related to unrecognized tax benefits as a component of "Income tax (recovery) expense" in the Company’s Consolidated Statements of Income. The net amount of accrued interest, inflation and penalties in 2023 was a $3 million recovery (2022 – $5 million expense; 2021 – $4 million expense). The total amount of accrued interest, inflation and penalties associated with unrecognized tax benefits as at December 31, 2023 was $15 million (2022 – $18 million; 2021 – $13 million).

The Company and its subsidiaries are subject to either Canadian federal and provincial income tax, U.S. federal, state and local income tax, Mexican income tax or the relevant income tax in other international jurisdictions. The Company has substantially concluded all Canadian federal and provincial income tax matters for the years through 2018. The federal and provincial income tax returns filed for 2019 and subsequent years remain subject to examination by the Canadian taxation authorities. The Canadian international audit for 2017 and subsequent years is ongoing. The income tax returns for 2020 and subsequent years continue to remain subject to examination by the IRS and U.S. state tax jurisdictions. Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") has closed audit examinations for Mexican income tax returns for the years through 2020, except for the 2014 year which is currently in litigation (see Note 26). The CPKCM Mexican income tax returns filed for 2021 and subsequent years remain subject to examination by the Servicio de Administración Tributaria ("SAT”) (Mexican tax authority). There are certain Mexican subsidiaries with ongoing audits for the years 2016-2018 and 2021. As at December 31, 2023, the Company believes that it has recorded sufficient income tax reserves with respect to these income tax examinations and open tax years.

In December 2021, the Organization for Economic Co-operation and Development ("OECD") published model rules for a new global minimum tax framework ("Pillar Two"), and various governments around the world have issued, or are in the process of issuing, legislation regarding Pillar Two. The Company is in the process of assessing the full impact of this but does not expect it to have a material impact on the Company's future financial results.

Mexican tax audits
CPKCM closed audit examinations with the SAT for the tax years 2016-2020 in September 2023 and the tax years 2009-2010, 2013 and 2015 in November 2023. The audit examinations were for corporate income tax and value added tax (“VAT”). The settlement of these audits resulted in payments of $135 million and a $16 million reduction to the April 14, 2023 refundable VAT balance, which was classified within "Accounts receivable, net". The settlements primarily resulted in an increase of $90 million to "Goodwill" (see Note 11) and a current income tax expense to "Income tax (recovery) expense" of $13 million. In addition, a current income tax expense of $3 million for the year ended December 31, 2023 was recognized to reserve for potential future audit settlements. As a result, as at December 31, 2023, the estimated impact of potential future audit settlements for tax years after 2020 that were substantially reserved included a reduction to the April 14, 2023 refundable VAT balance of $9 million and an income tax reserve of $3 million, which was classified within "Accounts payable and accrued liabilities".

Mexican value added tax
As discussed above in Mexican tax audits, CPKCM closed audit examinations for Mexican VAT returns for the years through 2020, except for the 2014 year which is currently in litigation (see Note 26). The settlement and the estimated impact of potential future audit settlements resulted in an increase of $96 million to "Goodwill" (see Note 11) and a $25 million reduction to the April 14, 2023 refundable VAT balance. As of December 31, 2023 and April 14, 2023, the CPKCM refundable VAT balance was $nil and $55 million, respectively. Except for the 2014 year in litigation, there are no VAT disputes with the SAT as of December 31, 2023.

7.    Earnings per share

For the year ended December 31 (in millions of Canadian dollars, except per share data)	2023	2022	2021
Net income attributable to controlling shareholders	$3,927	$3,517	$2,852
Weighted-average basic shares outstanding (millions)	931.3	930.0	679.7
Dilutive effect of stock options (millions)	2.4	2.9	3.1
Weighted-average diluted shares outstanding (millions)	933.7	932.9	682.8
Earnings per share – basic	$4.22	$3.78	$4.20
Earnings per share – diluted	$4.21	$3.77	$4.18

In 2023, there were 0.6 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (2022 – 0.3 million; 2021 – 0.1 million).

86 / CPKC 2023 ANNUAL REPORT
8.    Other comprehensive (loss) income and accumulated other comprehensive (loss) income
The components of Other comprehensive (loss) income and the related tax effects attributable to controlling shareholders are as follows:

(in millions of Canadian dollars)	Before tax amount	Income tax (expense) recovery	Net of tax amount
For the year ended December 31, 2023
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries and equity method investees	$(840)	$—	$(840)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 18)	194	(22)	172
Realized loss on derivatives designated as cash flow hedges recognized in income	7	(2)	5
Change in pension and other benefits actuarial gains and losses	(57)	16	(41)
Change in prior service pension and other benefit costs	(16)	4	(12)
Equity accounted investments	7	—	7
Other comprehensive loss	$(705)	$(4)	$(709)
For the year ended December 31, 2022
Unrealized foreign exchange gain (loss) on:
Translation of the net investment in U.S. subsidiaries and equity method investees	$2,099	$—	$2,099
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 18)	(471)	59	(412)
Realized loss on derivatives designated as cash flow hedges recognized in income	6	(2)	4
Change in pension and other benefits actuarial gains and losses	706	(182)	524
Change in prior service pension and other benefit costs	(26)	7	(19)
Equity accounted investments	(5)	3	(2)
Other comprehensive income	$2,309	$(115)	$2,194
For the year ended December 31, 2021
Unrealized foreign exchange (loss) gain on:
Translation of the net investment in U.S. subsidiaries and equity method investees	$(316)	$—	$(316)
Translation of the U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 18)	25	(3)	22
Change in derivatives designated as cash flow hedges:
Realized loss on derivatives designated as cash flow hedges recognized in income	10	(3)	7
Unrealized gain on cash flow hedges	38	(9)	29
Change in pension and other benefits actuarial gains and losses	1,286	(323)	963
Equity accounted investments	9	(3)	6
Other comprehensive income	$1,052	$(341)	$711

CPKC 2023 ANNUAL REPORT / 87

Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2023	$1,505	$—	$(1,410)	$(4)	$91
Other comprehensive (loss) income before reclassifications	(668)	—	(79)	6	(741)
Amounts reclassified from AOCI	—	5	26	1	32
Net other comprehensive (loss) income	(668)	5	(53)	7	(709)
Closing balance, December 31, 2023	$837	$5	$(1,463)	$3	$(618)
Opening balance, January 1, 2022	$(182)	$(4)	$(1,915)	$(2)	$(2,103)
Other comprehensive income before reclassifications	1,687	—	387	164	2,238
Amounts reclassified from AOCI	—	4	118	(166)	(44)
Net other comprehensive income (loss)	1,687	4	505	(2)	2,194
Closing balance, December 31, 2022	$1,505	$—	$(1,410)	$(4)	$91

9.    Accounts receivable, net

	As at December 31, 2023			As at December 31, 2022
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Total accounts receivable	$1,559	$417	$1,976	$785	$272	$1,057
Allowance for credit losses	(63)	(26)	(89)	(27)	(14)	(41)
Total accounts receivable, net	$1,496	$391	$1,887	$758	$258	$1,016

10.    Property sale
During 2021, the Company provided property to a government agency in exchange for property and property easements with fair values of $33 million and $9 million, respectively, and cash of $61 million. Fair values were determined based on comparable market transactions. The Company recorded a gain in "Purchased services and other" of $50 million from the transaction, and a deferred gain of $53 million, which is being recognized in income over the period of use of certain easements. The Company recognized $14 million of the deferred gain into income in 2023 (2022 - $14 million; 2021 - $13 million)).

There were no significant property sales transacted in 2023 or 2022.

11.    Business acquisition
KCS
On September 15, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with KCS, a U.S. Class I railway, with the objective of creating the only single railroad link the U.S., Mexico and Canada.

Previously, on March 21, 2021, the Company had entered a merger agreement (the “Original Merger Agreement”) with KCS. However, on May 21, 2021, KCS terminated the Original Merger Agreement with the Company in order to enter into a merger agreement with Canadian National Railway Company ("CN") (the "CN Merger Agreement"). Under the terms of the Original Merger Agreement, KCS concurrently paid a merger termination fee of $845 million (U.S. $700 million) to the Company, recorded as "Merger termination fee" in the Company's 2021 Consolidated Statements of Income.

On September 15, 2021, KCS terminated the CN Merger Agreement, paid U.S. $1,400 million in merger termination fees, and entered the Merger Agreement with the Company. In connection with the Merger Agreement the Company remitted $1,773 million (U.S. $1,400 million) to KCS to compensate KCS for payments it was required to make to CN. This payment to KCS was included as part of the cost of the acquisition of KCS within "Investment in Kansas City Southern" in the Company's Consolidated Balance Sheets and was included in "Investment in Kansas City Southern" in the Company's Consolidated Statements of Cash Flows.

88 / CPKC 2023 ANNUAL REPORT
On December 14, 2021, the Company purchased 100% of the issued and outstanding stock of KCS which was deposited into a voting trust while the U.S. Surface Transportation Board (the "STB") reviewed the Company's proposed control of KCS. In exchange, the Company issued 262.6 million Common Shares to existing KCS common stockholders at the exchange ratio of 2.884 Common Shares per share of KCS common stock or $23,461 million (U.S. $18,282 million) and paid cash consideration of (i) U.S. $90 per share of KCS common stock and (ii) U.S. $37.50 per share of KCS preferred stock, totalling $10,526 million (U.S. $8,203 million). The total consideration paid to acquire KCS, including the payment made in connection with the CN merger termination described above was $35,760 million (U.S. $27,885 million). Cash consideration paid in connection with the acquisition was financed by issuances of long-term debt (see Note 17).

On March 15, 2023, the STB approved the Company and KCS’s joint merger application, and the Company assumed control of KCS on April 14, 2023 (the "Control Date"). From December 14, 2021 to April 13, 2023 the Company recorded its investment in KCS using the equity method of accounting (Note 12).

Accordingly, the Company commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages. The results from operations and cash flows have been consolidated prospectively from the Control Date. The Company derecognized its previously held equity method investment in KCS of $44,402 million as of April 13, 2023 and remeasured the investment at its Control Date fair value of $37,227 million, which formed part of the purchase consideration, resulting in a net remeasurement loss of $7,175 million. In addition, a deferred income tax recovery of $7,832 million was recognized upon the derecognition of the deferred tax liability computed on the outside basis that the Company had recognized in relation to its investment in KCS while accounted for using the equity method. The fair value of the previously held equity interest in KCS was determined by a discounted cash flow approach, which incorporated the Company’s best estimates of long-term growth rates, tax rates, discount rates, and terminal multiples.

The identifiable assets acquired, and liabilities and non-controlling interest assumed were measured at their provisional fair values at the Control Date, with certain exceptions, including income taxes, certain contingent liabilities and contract liabilities. The provisional fair values of the tangible assets were determined using valuation techniques including, but not limited to, the market approach and the cost approach. The significant assumptions used to determine the provisional fair value of the tangible assets included, but were not limited to, a selection of comparable assets and an appropriate inflation rate. Presented with the acquired Properties are concession and related assets held under the terms of a concession from the Mexican government. The Concession expires in June 2047 and is renewable under certain conditions for additional periods, each of up to 50 years.

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

The fair value of the non-controlling interest was determined using a combination of the income and market approaches to determine the fair value of Meridian Speedway LLC in which Norfolk Southern Corporation ("NSC") owns a non-controlling interest, and this fair value was allocated proportionately between KCS and NSC.

At December 31, 2023, the accounting for the acquisition of KCS remains incomplete as the Company continues to validate the provisional fair values assigned to acquired assets and assumed liabilities. This validation will be completed during the measurement period as additional information is obtained about facts and circumstances as of the Control Date that will assist in the determination of the fair values of these assets and liabilities. Measurement uncertainty exists at December 31, 2023 with respect to, but not limited to, working capital balances, “Investments”, “Properties”, “Intangible assets”, “Other assets”, “Pensions and other benefit liabilities”, “Other long-term liabilities”, and “Deferred income taxes”.

CPKC 2023 ANNUAL REPORT / 89

The following table summarizes the preliminary purchase price allocation with the amounts recognized in respect of the identifiable assets acquired and liabilities and non-controlling interest assumed on the Control Date, as well as the fair value of the previously held equity interest in KCS and the measurement period adjustments recorded during the year:

(in millions of Canadian dollars)	Reported at April 14, 2023	Measurement period adjustments	Reported at December 31, 2023
Net assets acquired:
Cash and cash equivalents	$298	$—	$298
Net working capital	51	(110)	(59)
Properties	28,748	1	28,749
Intangible assets	3,022	—	3,022
Other long-term assets	496	(5)	491
Debt including debt maturing within one year	(4,545)	—	(4,545)
Deferred income taxes	(6,984)	42	(6,942)
Other long-term liabilities	(406)	(2)	(408)
Total identifiable net assets	$20,680	$(74)	$20,606
Goodwill	17,491	74	17,565
	$38,171	$—	$38,171
Consideration:
Fair value of previously held equity method investment	$37,227	$—	$37,227
Intercompany payable balance, net acquired	12	—	12
Fair value of non-controlling interest	932	—	932
Total	$38,171	$—	$38,171

During the year ended December 31, 2023, measurement period adjustments were recorded as a result of new information that was obtained about facts and circumstances of certain KCS assets and liabilities at the Control Date. The new information was primarily in relation to CPKCM’s VAT assets and liabilities, as well as income and other tax positions, discussed further in Note 6. Other adjustments recorded in relation to assets and liabilities were not significant in value. These adjustments to the Company's Consolidated Balance Sheet had a negligible impact to the Company's net income in 2023.

Acquired cash and cash equivalents of $298 million are presented as an investing activity on the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2023.

The net working capital acquired included trade receivables of $704 million and accounts payable and accrued liabilities of $970 million.

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

Net working capital and Other long-term liabilities included environmental liabilities of $15 million and $132 million, respectively, and legal and personal injury claims of $28 million and $40 million, respectively, which are contingent on the outcome of uncertain future events. The values are measured at estimated cost and evaluated for changes in facts at the end of the reporting period.

The excess of the total consideration, over the amounts allocated to acquired assets and assumed liabilities and the non-controlling interest recognized, has been recognized as goodwill of $17,565 million. Goodwill represents future synergies and an acquired assembled workforce. All of the goodwill has been assigned to the rail transportation operating segment. None of the goodwill is expected to be deductible for income tax purposes.

The Consolidated Statement of Income for the year ended December 31, 2023 included revenue of $3,467 million and net income attributable to controlling shareholders of $682 million from KCS, from the period of April 14, 2023 to December 31, 2023. On a pro forma basis, if the Company had consolidated KCS starting January 1, 2022, the revenue and net income attributable to controlling shareholders of the combined entity would be as follows for the years ended December 31, 2023 and December 31, 2022:

90 / CPKC 2023 ANNUAL REPORT

	For the year ended December 31, 2023		For the year ended December 31, 2022
(in millions of Canadian dollars)	KCS Historical(1)	Pro Forma CPKC	KCS Historical(1)	Pro Forma CPKC
Revenue	$1,351	$13,909	$4,390	$13,217
Net income attributable to controlling shareholders	280	3,174	1,287	4,153
(1) KCS's results were translated into Canadian dollars at the Bank of Canada daily exchange rate for the period from January 1 to April 13, 2023 and year ended December 31, 2022 with effective exchange rates of $1.35 and $1.30, respectively.

For the years ended December 31, 2023 and December 31, 2022, the supplemental pro forma Net income attributable to controlling shareholders for the combined entity were adjusted for:
•the removal of the remeasurement loss of $7,175 million upon the derecognition of CPRL's previously held equity method investment in KCS from the year ended December 31, 2023, which included the reclassification of associated AOCI to retained earnings; and recognition of this remeasurement loss in the year ended December 31, 2022;
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
•the removal of equity earnings from KCS, previously held as an equity method investment prior to the Control Date, of $230 million and $1,074 million for the years ended December 31, 2023 and December 31, 2022, respectively;
•transaction costs incurred by the Company; and
•income tax adjustments including:
◦the derecognition of a deferred tax recovery of $7,832 million for the year ended December 31, 2023 related to the elimination of the deferred income tax liability on the outside basis difference of the investment in KCS; and recognition of this deferred income tax recovery in the year ended December 31, 2022;
◦the derecognition of a deferred tax recovery for the year ended December 31, 2023 on CPKC unitary state apportionment changes; and recognition of these CPKC unitary state apportionment changes in the year ended December 31, 2022;
◦a deferred tax recovery prior to the Control Date on amortization of fair value adjustments to investments, properties, intangible assets and debt; and
◦a current tax recovery on transaction costs expected to be incurred by CPKC.

During the year ended December 31, 2023, the Company incurred $190 million in acquisition-related costs, of which:
•$71 million were recognized in "Compensation and benefits" primarily related to restructuring costs, retention and synergy related incentive compensation costs;
•$2 million were recognized in "Materials";
•$111 million were recognized in "Purchased services and other" including third party purchased services, and payments made to certain communities across the combined network to address the environmental and social impacts of increased traffic as required by voluntary agreements with communities and conditions imposed by the STB pursuant to the STB's final decision approving the Company and KCS's joint merger application, including, but not limited to, payments related to new crossings, closure of existing crossings and other infrastructure projects; and
•$6 million were recognized in "Other expense".

KCS incurred acquisition-related costs of $11 million between January 1, 2023 and April 13, 2023, which were included within "Equity (earnings) loss of Kansas City Southern".

During the year ended December 31, 2022, the Company incurred $74 million in acquisition-related costs recognized within "Purchased services and other". Acquisition-related costs of $49 million incurred by KCS during the year ended December 31, 2022, were included in "Equity (earnings) loss of Kansas City Southern".

During the year ended December 31, 2021, the Company incurred $599 million in acquisition-related costs associated with the KCS acquisition, of which $183 million were recognized in "Purchased services and other"and $247 million were recognized in "Other expense". Acquisition-related costs of $169 million, incurred by KCS during the 18 days from the date the acquisition closed into the voting trust, were included in "Equity (earnings) loss of Kansas City Southern". The acquisition-related costs recognized in "Other expense" included the changes in fair value and realized gain from settlement of the FX forward contracts, changes in fair value and realized loss of the bond locks and forward starting floating-to-fixed interest rate swaps associated with debt issuances (see Note 18), amortization of financing fees associated with credit facilities, and FX gains on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition. Total financing fees paid for a bridge facility associated with the KCS acquisition for the year ended December 31, 2021 were $51 million, presented under "Cash used in financing activities" in the Company's Consolidated Statements of Cash Flows.

CPKC 2023 ANNUAL REPORT / 91

During the year ended December 31, 2023, the Company recognized $297 million ($228 million after deferred income tax recovery of $69 million) of KCS purchase accounting representing incremental depreciation and amortization in relation to fair value adjustments to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments in "Net income attributable to controlling shareholders", including costs of:
•$234 million recognized in "Depreciation and amortization";
•$1 million recognized in "Purchased services and others";
•$17 million recognized in "Net interest expense";
•$2 million recognized in "Other expense";
•$48 million recognized in "Equity (earnings) loss of Kansas City Southern"; and
•a recovery of $5 million recognized in "Net loss attributable to non-controlling interest".

During the year ended December 31, 2022, the Company recognized $163 million KCS purchase accounting in "Equity (earnings) loss of Kansas City Southern".

12.    Investment in Kansas City Southern
On April 14, 2023, the Company assumed control of KCS and subsequently derecognized its previously held equity method investment in KCS. The carrying amount of the Company's equity investment in KCS reported in the Consolidated Balance Sheets prior to derecognition reflected the total of the consideration paid to acquire KCS (see Note 11), the offsetting asset recorded on recognition of a deferred tax liability computed on an outside basis (see Note 6), the subsequent recognition of equity income recorded in "Equity (earnings) loss of Kansas City Southern" and "Other comprehensive Income (loss) from equity investees", the receipt of dividends from KCS, and foreign currency translation based on the period-end exchange rate.

The Company estimated approximately $30.0 billion of basis differences between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS as at December 14, 2021. While the Company accounted for its investment in KCS using the equity method of accounting from December 14, 2021 until April 13, 2023, the basis difference was amortized and recorded as a reduction of the Company's equity earnings of KCS. The basis differences that related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt were amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments. The remainder of the basis differences, relating to non-depreciable property, plant and equipment, intangible assets with indefinite lives, and equity method goodwill, were not amortized and carried at cost subject to an assessment for impairment.

For the period from January 1 to April 13, 2023, the Company recognized $230 million of equity earnings of KCS (year ended December 31, 2022 - $1,074 million), and received dividends from KCS of $300 million (year ended December 31, 2022 - $1,157 million). The foreign currency translation of the investment in KCS totalled a FX loss of $578 million (year ended December 31, 2022 - an FX gain of $2,891 million). Included within the equity earnings of KCS recognized for the period from January 1 to April 13, 2023 was amortization (net of tax) of basis differences of $48 million (year ended December 31, 2022 - $163 million). Equity earnings of KCS recognized for the year ended December 31, 2022 also included KCS's gain on unwinding of interest rate hedges of $212 million, which is net of the Company's associated purchase accounting basis differences and tax.

The following tables present summarized financial information for KCS, on its historical cost basis:

Consolidated Statements of Income

(in millions of Canadian dollars)(1)	For the period January 1 to April 13, 2023	For the year ended December 31, 2022(3)	For the period December 14 to December 31, 2021
Total revenues	$1,351	$4,390	$178
Total operating expenses	888	2,794	287
Operating income (loss)	463	1,596	(109)
Less: Other(2)	83	(119)	12
Income (loss) before income taxes	380	1,715	(121)
Net income (loss)	$280	$1,287	$(106)
(1) Amounts translated at the average FX rate for the period from January 1 to April 13, 2023 of $1.00 USD = $1.35 CAD, for the year ended December 31, 2022 of $1.00 USD = $1.30 CAD, and for the period from December 14 to 31, 2021 of $1.00 USD = $1.28 CAD.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, Gain on settlement of treasury lock agreements, and Other income, net.
(3) Certain 2022 comparative figures have been revised to conform with current year's presentation regarding translation of KCS's historical results from U.S. dollars to Canadian dollars.

92 / CPKC 2023 ANNUAL REPORT
Consolidated Balance Sheet

(in millions of Canadian dollars)(1)	As at December 31, 2022
Assets
Current assets	$1,441
Properties	12,680
Other non-current assets	340

Liabilities
Current liabilities	$1,748
Long-term debt	4,232
Other non-current liabilities	1,987
Non-controlling interest	448
(1) Amounts translated at the December 31, 2022 year-end at FX rate of $1.00 USD = $1.35 CAD.

13. Properties

	2023	2023			2022
As at December 31 (in millions of Canadian dollars except percentages)	Weighted-average annual depreciation rate	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway(1)	2.8%	$42,597	$6,811	$35,786	$21,524	$6,308	$15,216
Rolling stock	3.6%	8,125	1,629	6,496	5,085	1,523	3,562
Land(1)	N/A	3,487	—	3,487	964	—	964
Concession land rights	1.4%	1,779	17	1,762	—	—	—
Buildings	3.0%	1,732	281	1,451	1,069	254	815
Other	6.7%	4,065	1,303	2,762	3,038	1,210	1,828
Total		$61,785	$10,041	$51,744	$31,680	$9,295	$22,385
(1) 2022 comparative figures have been reclassified to confirm with current year's presentation.

The breakdown of Concession assets included within each asset group of Properties shown above is as follows:

As at December 31, 2023 (in millions of Canadian dollars)	Cost	Accumulated depreciation	Net book value
Track and roadway	$7,056	$99	$6,957
Concession land rights	1,779	17	1,762
Buildings	230	7	223
Other	141	4	137
Total	$9,206	$127	$9,079

Finance lease ROU assets

	2023			2022
As at December 31 (in millions of Canadian dollars)	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Rolling stock	$182	$79	$103	$170	$75	$95
Other	14	6	8	10	3	7
Total ROU assets held under finance lease	$196	$85	$111	$180	$78	$102

CPKC 2023 ANNUAL REPORT / 93

Government assistance
During the year ended December 31, 2023, the Company received $25 million (2022 - $32 million) of government assistance towards the purchase and construction of properties.

As of December 31, 2023, the total Properties balance of $51,744 million includes $272 million (2022 - $285 million) of unamortized government assistance, primarily related to the enhancement of the Company's track and roadway infrastructure. Amortization expense related to government assistance for the year ended December 31, 2023, was $11 million (2022 - $11 million).

14.    Goodwill

(in millions of Canadian dollars)
Balance as at December 31, 2021	$328
Foreign exchange impact	16
Balance as at December 31, 2022	344
Addition (Note 11)	17,565
Foreign exchange impact	(180)
Balance as at December 31, 2023	$17,729

Addition to goodwill in 2023 represents the excess of the purchase price over the estimated fair value of the net assets acquired in the business acquisition of KCS. The goodwill represents synergies and an acquired assembled workforce.

15.    Intangible assets

(in millions of Canadian dollars)	Cost(1)	Accumulated amortization	Net carrying amount
Balance as at December 31, 2021	$64	$(21)	$43
Amortization	—	(3)	(3)
Foreign exchange impact	2	—	2
Balance as at December 31, 2022	66	(24)	42
Additions (Note 11)	3,022	—	3,022
Amortization	—	(61)	(61)
Foreign exchange impact	(27)	(2)	(29)
Balance as at December 31, 2023	$3,061	$(87)	$2,974
(1) As at December 31, 2023, the Company held $1,798 million (2022 - $9 million) of Intangible assets not subject to amortization.

Provided below is the estimated aggregate amortization expense for each of the five succeeding fiscal years, and thereafter:

(in millions of Canadian dollars)
2024	$85
2025	85
2026	85
2027	85
2028	85
2029 and thereafter	751
Total	$1,176

94 / CPKC 2023 ANNUAL REPORT
16.    Accounts payable and accrued liabilities

As at December 31 (in millions of Canadian dollars)	2023	2022
Trade payables	$680	$503
Accrued charges	667	284
Income and other taxes payable	255	177
Dividends payable	177	177
Accrued interest	162	143
Payroll-related accruals	115	79
Operating lease liabilities (Note 20)	102	68
Accrued vacation	99	62
Personal injury and other claims provision	81	53
Financial derivative liability (Note 18)	60	—
Stock-based compensation liabilities	50	84
Other	119	73
Total accounts payable and accrued liabilities	$2,567	$1,703

17.    Debt
The following table outlines the Company's outstanding long-term debt as at December 31, 2023:

(in millions of Canadian dollars except percentages)			Maturity	Currency in which payable	2023	2022
4.45%	12.5-year Notes	(A)	Mar 2023	U.S.$	$—	$474
1.589%	2-year Notes (1)	(A)	Nov 2023	CDN$	—	1,000
1.35%	3-year Notes (1)	(A)	Dec 2024	U.S.$	1,983	2,030
2.90%	10-year Notes	(A)	Feb 2025	U.S.$	926	948
3.70%	10.5-year Notes	(A)	Feb 2026	U.S.$	330	338
1.75%	5-year Notes (1)	(A)	Dec 2026	U.S.$	1,321	1,353
2.54%	6.3-year Notes (1)	(A)	Feb 2028	CDN$	1,200	1,200
4.00%	10-year Notes	(A)	Jun 2028	U.S.$	661	677
3.15%	10-year Notes	(A)	Mar 2029	CDN$	400	399
2.05%	10-year Notes	(A)	Mar 2030	U.S.$	660	676
7.125%	30-year Debentures	(A)	Oct 2031	U.S.$	463	474
2.45%	10-year Notes (1)	(A)	Dec 2031	U.S.$	1,851	1,896
5.75%	30-year Debentures	(A)	Mar 2033	U.S.$	326	333
4.80%	20-year Notes	(A)	Sep 2035	U.S.$	396	405
5.95%	30-year Notes	(A)	May 2037	U.S.$	590	603
6.45%	30-year Notes	(A)	Nov 2039	CDN$	400	400
3.00%	20-year Notes (1)	(A)	Dec 2041	U.S.$	1,317	1,348
5.75%	30-year Notes	(A)	Jan 2042	U.S.$	326	334
4.80%	30-year Notes	(A)	Aug 2045	U.S.$	725	743
3.05%	30-year Notes	(A)	Mar 2050	CDN$	298	298
3.10%	30-year Notes (1)	(A)	Dec 2051	U.S.$	2,365	2,422
6.125%	100-year Notes	(A)	Sep 2115	U.S.$	1,190	1,219

CPKC 2023 ANNUAL REPORT / 95

CPRC Notes issued under Debt Exchange
3.125%	10-year Notes	(B)	Jun 2026	U.S.$	291	—
2.875%	10-year Notes	(B)	Nov 2029	U.S.$	499	—
4.30%	30-year Notes	(B)	May 2043	U.S.$	515	—
4.95%	30-year Notes	(B)	Aug 2045	U.S.$	574	—
4.70%	30-year Notes	(B)	May 2048	U.S.$	599	—
3.50%	30-year Notes	(B)	May 2050	U.S.$	540	—
4.20%	50-year Notes	(B)	Nov 2069	U.S.$	444	—
2.875% - 7.00%	Other Senior Notes	(B)	up to Nov 2069	U.S.$	104	—
5.41%	Senior Secured Notes	(C)	Mar 2024	U.S.$	64	76
6.91%	Secured Equipment Notes	(D)	Oct 2024	CDN$	21	40
2.96% - 4.29%	RRIF Loans	(E)	up to Feb 2037	U.S.$	70	—
Obligations under finance leases
Various		(F)	Various	CDN$/U.S.$	8	2
2.32%		(F)	Sep 2026	U.S.$	8	—
6.57%		(F)	Dec 2026	U.S.$	22	29
12.77%		(F)	Jan 2031	CDN$	3	3
1.93%		(F)	Feb 2041	U.S.$	4	4
Commercial Paper			up to Jan 2024	U.S.$	1,058	—
					22,552	19,724
Perpetual 4% Consolidated Debenture Stock		(G)		U.S.$	40	41
Perpetual 4% Consolidated Debenture Stock		(G)		G.B.£	6	6
					22,598	19,771
Unamortized fees on long-term debt					(104)	(120)
					22,494	19,651
Less: Long-term debt maturing within one year					3,143	1,510
Total long-term debt					$19,351	$18,141
(1) Notes issued to fund the cash consideration component of the KCS acquisition (Note 11).

As at December 31, 2023, the gross amount of long-term debt denominated in U.S. dollars was U.S. $15,764 million (December 31, 2022 – U.S. $12,161 million).

Annual maturities and principal repayment requirements, excluding those pertaining to finance leases, for each of the five years following 2023 are (in millions): 2024 – $3,133; 2025 – $933; 2026 – $1,990; 2027 – $7; 2028 – $1,868; thereafter – $15,202.

Fees on long-term debt are amortized to income over the term of the related debt.

A.  These debentures and notes are presented net of unamortized discounts, require interest payments semi-annually, and are unsecured but carry a negative pledge.

In 2023, the Company repaid $1,000 million 1.589% 2-year Notes, and U.S. $350 million ($479 million) 4.45% 12.5-year Notes. In addition, the Company repaid U.S. $199 million ($272 million) of 3.85% 10-year Senior Notes, and U.S. $439 million ($592 million) of 3.00% 10-year Senior Notes by release of funds from the trustee as discussed below in “Satisfaction and discharge of KCS 2023 Notes”.

In 2022, the Company repaid $125 million 5.10% 10-year Medium Term Notes, and U.S. $250 million ($313 million) 4.50% 10-year Notes.

B. On March 20, 2023, the Company announced the commencement of offers to exchange any and all validly tendered (and not validly withdrawn notes) and accepted notes of seven series, each previously issued by KCS (the "Old Notes") for notes issued by Canadian Pacific Railway Company ("CPRC") (the "CPRC Notes"), a wholly-owned subsidiary of CPKC, and unconditionally guaranteed on an unsecured basis by CPKC. Each series of CPRC Notes has

96 / CPKC 2023 ANNUAL REPORT
the same interest rates, interest payment dates, maturity dates, and substantively the same optional redemption provisions as the corresponding series of Old Notes.

In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered prior to March 31, 2023 (the "Early Participation Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $1,000 principal amount of CPRC Notes and a cash amount of U.S. $1.00. This total consideration included an early participation premium, consisting of U.S. $30 principal amount of CPRC Notes per U.S. $1,000 principal amount of Old Notes. In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered after the Early Participation Date but prior to the expiration of the exchange offers on April 17, 2023 (the "Expiration Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $970 principal amount of CPRC Notes and a cash amount of U.S. $1.00. On April 19, 2023, the exchange offerings were settled with the issuance of $3,014 million of CPRC Notes. The notes which were not exchanged had a carrying value of $104 million at December 31, 2023.

The Debt Exchange was accounted for as a modification of debt. During the year ended December 31, 2023, the Company incurred $12 million of costs associated with the Debt Exchange, recorded in "Other expense"(see Note 5). These charges, and amounts paid to noteholders upon execution of the Debt Exchange, of $17 million, have been classified as "Acquisition-related financing fees" in the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2023.

C.  The 5.41% Senior Secured Notes are collateralized by specific locomotives with a carrying value of $76 million as at December 31, 2023. The Company pays equal blended semi-annual payments of principal and interest.

D.  The 6.91% Secured Equipment Notes are full recourse obligations of the Company collateralized by a first charge on specific locomotive units with a carrying value of $27 million as at December 31, 2023. The Company pays equal blended semi-annual payments of principal and interest.

E. The following loans were made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the Federal Railroad Administration:

The Kansas City Southern Railway Company ("KCSR") RRIF Loan Agreement was entered in February 21, 2012 to borrow U.S. $55 million to be used to reimburse KCSR for a portion of the purchase price of thirty new locomotives (the “Locomotives”) in the fourth quarter of 2011. The loan bears interest at 2.96% annually and the principal balance amortizes quarterly with a final maturity of February 24, 2037. This loan is secured by a first priority security interest in the Locomotives with a carrying value of $14 million as at December 31, 2023.

The Texas Mexican Railway Company RRIF Loan Agreement was entered in June 28, 2005 to borrow U.S. $50 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic. The loan bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan is guaranteed by Mexrail, which has issued a pledge agreement in favour of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas. The Company wholly owns Mexrail which, in turn, wholly owns The Texas Mexican Railway Company.

F. In 2022 the Company repaid a U.S. $76 million ($97 million) 6.99% finance lease. The carrying value of the assets collateralizing the Company's finance lease obligations was $111 million at December 31, 2023.

G.  The Consolidated Debenture Stock, authorized by an Act of Parliament of 1889, constitutes a first charge upon and over the whole of the undertaking, railways, works, rolling stock, plant, property and effects of the Company, with certain exceptions.

Credit facilities
The Company has a revolving credit facility (the “facility”) agreement with 16 highly rated financial institutions for a commitment amount of U.S. $2.2 billion. The facility can accommodate draws of cash and/or letters of credit at market competitive pricing. Effective May 11, 2023, the Company entered into a second amended and restated credit agreement to extend the maturity dates and increase the total amount available under the facility. The amendment increased the amount available of the five-year tranche from U.S. $1.0 billion to U.S. $1.1 billion and extended the maturity date from September 27, 2026 to May 11, 2028. The amendment also increased the amount available of the two-year tranche from U.S. $300 million to U.S. $1.1 billion and extended the maturity date from September 27, 2023 to May 11, 2025. As at December 31, 2023 and 2022, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant. As at December 31, 2023 and 2022, the facility was undrawn.

During the year ended December 31, 2022, the Company repaid in full the outstanding borrowings of U.S. $500 million ($636 million) on the term facility. The term facility was automatically terminated on September 15, 2022 following the final principal repayment.

CPKC 2023 ANNUAL REPORT / 97

The Company also has a commercial paper program, which enables it to issue commercial paper up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. On July 12, 2023, the Company increased the maximum aggregate principal amount of commercial paper available to be issued from U.S. $1.0 billion to U.S. $1.5 billion. This commercial paper program is backed by the U.S. $2.2 billion revolving credit facility. As at December 31, 2023, the Company had total commercial paper borrowings outstanding of U.S. $800 million ($1,058 million), included in "Long-term debt maturing within one year" in the Company's Consolidated Balance Sheets (December 31, 2022 – $nil). The weighted-average interest rate on these borrowings as at December 31, 2023 was 5.59%. The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Consolidated Statements of Cash Flows on a net basis.

The Company has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at December 31, 2023 and 2022, the Company did not have any collateral posted on its bilateral letter of credit facilities but had letters of credit drawn of $93 million (December 31, 2022 – $75 million) from a total available amount of $300 million.

In May 2023 the Company terminated KCS's credit facility and commercial paper program.

Satisfaction and discharge of KCS 2023 Notes
On April 24, 2023, the Company irrevocably deposited U.S. $647 million of non-callable government securities with the trustee of two series of notes that matured in 2023 and were not included in the Debt Exchange (the "KCS 2023 Notes"), to satisfy and discharge KCS's obligations under the KCS 2023 Notes. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the KCS 2023 Notes were terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. The Company utilized existing cash resources and issuances of commercial paper to fund the satisfaction and discharge. On May 15, 2023 and November 15, 2023, the U.S. $439 million 3.00% senior notes and U.S. $199 million 3.85% senior notes, respectively, that comprise the KCS 2023 Notes were repaid by release of funds from the trustee. In the Company's Consolidated Statements of Cash Flows, the government securities purchased towards settlement of the May maturity were treated as a cash equivalent. The purchase of government securities of U.S. $198 million ($267 million) associated with the November maturity, along with the settlement of these government securities for U.S. $200 million ($274 million) were presented within investing activities. This transaction, along with the Debt Exchange mentioned above, relieved KCS from continuous disclosure obligations.

18.    Financial instruments
A.  Fair values of financial instruments
The Company categorizes its financial assets and liabilities measured at fair value into a three-level hierarchy that prioritizes those inputs to valuation techniques used to measure fair value based on the degree to which they are observable. The three levels of the fair value hierarchy are as follows: Level 1 inputs are quoted prices in active markets for identical assets and liabilities; Level 2 inputs, other than quoted prices included within Level 1, are observable for the asset or liability either directly or indirectly; and Level 3 inputs are not observable in the market.

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings including commercial paper and term loans. The carrying value of short-term financial instruments approximate their fair values.

The carrying value of the Company’s long-term debt does not approximate its fair value. The estimated fair value has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $21,437 million as at December 31, 2023 (December 31, 2022 - $19,651 million), had a fair value of $20,550 million (December 31, 2022 - $17,720 million).

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

98 / CPKC 2023 ANNUAL REPORT

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

FX management
The Company conducts business transactions and owns assets in Canada, the U.S., and Mexico. As a result, the Company is exposed to fluctuations in the value of financial commitments, assets, liabilities, income, or cash flows due to changes in FX rates. The Company may enter into FX risk management transactions primarily to manage fluctuations in the exchange rate between Canadian and U.S. currencies, along with fluctuations in the Mexican peso and U.S dollar as discussed below in "Foreign currency derivative instruments". FX exposure is primarily mitigated through natural offsets created by revenues, expenditures, and balance sheet positions incurred in the same currency. Where appropriate, the Company may negotiate with customers and suppliers to reduce the net exposure.

Net investment hedge
The FX gains and losses on long-term debt are mainly unrealized and can only be realized when U.S. dollar-denominated long-term debt matures or is settled. The Company also has long-term FX exposure on its investment in foreign subsidiaries with a U.S. dollar functional currency. The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the net investment in these foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the net investment hedge recognized in “Other comprehensive (loss) income” in 2023 was an FX gain of $194 million, the majority of which was unrealized (2022 – unrealized loss of $471 million; 2021 – unrealized gain of $25 million) (see Note 8).

U.S.dollar- Canadian dollar FX forward contracts
During 2021, the Company entered into various FX forward contracts totalling a notional U.S. $1.0 billion to fix the FX rate and lock-in a portion of the amount of Canadian dollars it could have borrowed to finance the U.S. dollar-denominated cash portion of the total consideration payable pursuant to the Original Merger Agreement with KCS. During the third quarter of 2021, the Company settled the FX forward contracts and did not have any such contracts remaining as at December 31, 2021. The realized gain from settlement of the FX forward contracts was $13 million and was recorded in "Other expense" on the Company's Consolidated Statements of Income for the year ended December 31, 2021 (2023 - $nil; 2022 - $nil).

Mexican Peso- U.S dollar FX Forward contracts
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican pesos. The Company also has net monetary assets denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other expense". The Company has hedged its net exposure to Mexican peso/U.S. dollar fluctuations in earnings with foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.

As at December 31, 2023, the Company had outstanding foreign currency forward contracts to purchase a notional value of U.S. $215 million. These outstanding contracts are at a weighted-average exchange rate of Ps.20.61 per U.S. $1.00, and have a maturity date of January 12, 2024. The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in "Other expense". The cash flows associated with these instruments are classified as "Operating activities" within the Consolidated Statements of Cash Flows.

Following the acquisition of control of KCS on April 14, 2023 and through the period ended December 31, 2023, the Company recorded a loss of $39 million related to foreign exchange currency forwards. As at December 31, 2023, the fair value of outstanding foreign exchange contracts included in "Accounts payable and accrued liabilities" was $60 million. On maturity, the Company settled all outstanding foreign currency forward contracts, resulting in a cash payment of $65 million.

CPKC 2023 ANNUAL REPORT / 99

Offsetting
The Company’s foreign currency forward contracts are executed with counterparties in the U.S. and are governed by International Swaps and Derivatives Association agreements that include standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the Company's Consolidated Balance Sheets prior to settlement.

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

On May 21, 2021, the Original Merger Agreement with KCS was terminated which resulted in the Company ceasing hedge accounting for the U.S. $2.4 billion of forward starting swaps. However, as the note issuances were still reasonably possible to occur, fair value losses of $73 million prior to this determination remained in AOCI, net of tax. Fair value losses of $251 million during the period from May 21, 2021 through to the roll and re-designation described below were recorded within “Other Expense" on the Company’s Consolidated Statements of Income for the year ended December 31, 2021.

Following CP entering into the Merger Agreement with KCS, the Company rolled the notional U.S. $2.4 billion of forward starting swaps but did not effect a cash settlement. Concurrently, the Company re-designated the forward starting swaps totalling U.S. $2.4 billion to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The changes in fair value on the forward starting swaps were recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the notes were issued. Fair value gains subsequent to re-designation of $94 million were recorded within “Other comprehensive income” on the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2021.

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

On May 21, 2021, the Original Merger Agreement with KCS was terminated which resulted in the Company ceasing hedge accounting for the $600 million of bond locks. However, as the note issuances were still reasonably possible to occur, fair value losses of $2 million prior to this determination remained in “Accumulated other comprehensive loss”, net of tax. Fair value losses of $10 million during the period from May 21, 2021 through to the roll and re-designation described below were recorded within “Other expense" on the Company’s Consolidated Statements of Income for the year ended December 31, 2021.

Following CP entering into the Merger Agreement with KCS, the Company rolled the notional $600 million of bond locks but did not effect a cash settlement. Concurrently, the Company re-designated the bond locks totalling $600 million to fix the benchmark rate on cash flows associated with highly probable forecasted issuances of long-term notes. The changes in fair value on the bond locks are recorded in “Accumulated other comprehensive loss”, net of tax, as cash flow hedges until the notes were issued. Fair value gains subsequent to re-designation of $19 million were recorded within “Other comprehensive income” on the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2021.

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

100 / CPKC 2023 ANNUAL REPORT

Designated hedges that were previously settled were amortized from AOCI to "Net interest expense" for a total of $7 million in the year ended December 31, 2023 (2022 - $6 million; 2021 - $10 million).

19.    Other long-term liabilities

As at December 31 (in millions of Canadian dollars)	2023	2022
Operating lease liabilities, net of current portion (Note 20)	$242	$202
Provision for environmental remediation, net of current portion(1)	200	71
Stock-based compensation liabilities, net of current portion	161	125
Deferred lease and license revenue, net of current portion(2)	68	15
Deferred revenue, net of current portion (Note 4)	16	39
Other, net of current portion	110	68
Total other long-term liabilities	$797	$520
(1) As at December 31, 2023, the aggregate provision for environmental remediation, including the current portion was $220 million (2022 – $83 million).
(2) The deferred lease and license revenue is being amortized to income on a straight-line basis over the related lease terms.

Provision for environmental remediation
Environmental remediation accruals cover site-specific remediation programs. The estimate of the probable costs to be incurred in the remediation of properties contaminated by past activities reflects the nature of contamination at individual sites according to typical activities and scale of operations conducted. The Company has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants, considering available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. Payments are expected to be made over 10 years to 2033.

The accruals for environmental remediation represent the Company’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include the Company’s best estimate of all probable costs, the Company’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable. Changes to costs are reflected as changes to “Other long-term liabilities” or “Accounts payable and accrued liabilities” on the Company's Consolidated Balance Sheets and to “Purchased services and other” within operating expenses on the Company's Consolidated Statements of Income. The amount charged to income in 2023 was $8 million (2022 – $8 million; 2021 – $10 million).

20. Leases
The Company’s leases have remaining terms of less than one year to 17 years. Residual value guarantees are also provided on certain vehicle operating leases. Cumulatively, these guarantees are limited to $1 million and are not included in lease liabilities as it is not currently probable that any amounts will be owed.

CPKC 2023 ANNUAL REPORT / 101

Components of lease expense included in the Consolidated Statements of Income for the years ended December 31 are as follows:

(in millions of Canadian dollars)	2023	2022	2021
Operating lease cost	$94	$77	$74
Short-term lease cost	29	17	16
Variable lease cost	10	9	5
Sublease income	(1)	(2)	(3)

Finance lease cost
Amortization of ROU assets	10	6	10
Interest on lease liabilities	2	4	10
Total lease costs	$144	$111	$112

ROU Assets and Lease Liabilities included in the Consolidated Balance Sheet are as follows:

As at December 31 (in millions of Canadian dollars)	Classification	2023	2022
ROU Assets
Operating leases	Other assets (long-term)	$347	$267
Finance leases	Properties	111	102

Lease Liabilities
Current liabilities
Operating leases	Accounts payable and accrued liabilities	102	68
Finance leases	Long-term debt maturing within one year	14	8
Long-term liabilities
Operating leases	Other long-term liabilities	242	202
Finance leases	Long-term debt	31	30

The following table provides the Company's weighted-average remaining lease terms and discount rates:

	2023	2022
Weighted-Average Remaining Lease Term
Operating leases	5 years	5 years
Finance leases	4 years	6 years

Weighted-Average Discount Rate
Operating leases	3.93%	3.20%
Finance leases	6.18%	6.89%

102 / CPKC 2023 ANNUAL REPORT
Cash Flow information related to leases is as follows:

As at December 31 (in millions of Canadian dollars)	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$96	$64	$64
Operating cash outflows from finance leases	2	6	10
Financing cash outflows from finance leases	13	104	8

ROU assets obtained in exchange for lease liabilities
Operating leases	62	34	36
Finance leases	—	—	5

The following table provides the maturities of lease liabilities for the next five years and thereafter as at December 31, 2023:

(in millions of Canadian dollars)	Finance leases	Operating leases
2024	$15	$110
2025	14	86
2026	14	77
2027	1	50
2028	—	30
Thereafter	7	29
Total lease future payments	51	382
Imputed interest	(6)	(37)
Present value of future lease payments	$45	$345

21.    Shareholders’ equity
Authorized and issued share capital
The Company is authorized to issue an unlimited number of Common Shares, an unlimited number of First Preferred Shares, and an unlimited number of Second Preferred Shares. As at December 31, 2023, no First or Second Preferred Shares had been issued.

The following table summarizes information related to Common Share balances as at December 31:

(number of shares in millions)	2023	2022	2021
Share capital, January 1	930.5	929.7	666.3
Shares issued under stock option plan	1.6	0.8	0.8
Shares issued for KCS acquisition (Note 11)	—	—	262.6
Share capital, December 31	932.1	930.5	929.7

The change in the “Share capital” balance includes $17 million of stock-based compensation transferred from “Additional paid-in capital” (2022 – $9 million; 2021 – $7 million).

Share repurchases
In connection with the KCS transaction, the Company suspended share repurchases and did not have an active program as at December 31, 2023 and December 31, 2022.

CPKC 2023 ANNUAL REPORT / 103

On January 27, 2021, the Company announced a NCIB, commencing January 29, 2021, to purchase up to 16.7 million Common Shares in the open market for cancellation on or before January 28, 2022. The Company did not purchase any Common Shares under this NCIB.

Share split
On April 21, 2021, the Company's shareholders approved a five-for-one share split to common shareholders of record as of May 5, 2021. Proportional adjustments were made to all outstanding awards under the Company's stock-based compensation plans in order to reflect the share split. All common share and per common share amounts have been retroactively adjusted to reflect the impact of the share split.

22.    Change in non-cash working capital balances related to operations

For the year ended December 31 (in millions of Canadian dollars)	2023	2022	2021
(Use) source of cash:
Accounts receivable, net	$(317)	$(147)	$32
Materials and supplies	1	(27)	(14)
Other current assets	(49)	(13)	24
Accounts payable and accrued liabilities	57	95	(108)
Change in non-cash working capital balances related to operations	$(308)	$(92)	$(66)

23.    Pensions and other benefits
The Company has both defined benefit (“DB”) and defined contribution (“DC”) pension plans. At December 31, 2023, the Canadian pension plans represent nearly all of total combined pension plan assets and nearly all of total combined pension plan obligations.

The DB plans provide for pensions based principally on years of service and compensation rates near retirement. Pensions for Canadian pensioners are partially indexed to inflation. Annual employer contributions to the DB plans, which are actuarially determined, are made on the basis of being not less than the minimum amounts required by federal pension supervisory authorities.

The Company has other benefit plans including post-retirement health benefits and life insurance, post-employment long-term disability and workers’ compensation benefits based on Company-specific claims, and certain other non-pension post-employment benefits. At December 31, 2023, the Canadian other benefits plans represent nearly all of total combined other plan obligations.

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

104 / CPKC 2023 ANNUAL REPORT
Net periodic benefit (recovery) cost
The elements of net periodic benefit (recovery) cost for DB pension plans and other benefits recognized in the year include the following components:

	Pensions			Other benefits			Total
For the year ended December 31 (in millions of Canadian dollars)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Current service cost	$71	$148	$171	$10	$11	$13	$81	$159	$184
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	486	383	351	22	16	16	508	399	367
Expected return on plan assets	(882)	(959)	(959)	—	—	—	(882)	(959)	(959)
Recognized net actuarial loss (gain)	32	153	206	13	(5)	(1)	45	148	205
Amortization of prior service costs	2	1	—	—	—	—	2	1	—
Total other components of net periodic benefit (recovery) cost	(362)	(422)	(402)	35	11	15	(327)	(411)	(387)
Net periodic benefit (recovery) cost	$(291)	$(274)	$(231)	$45	$22	$28	$(246)	$(252)	$(203)

Projected benefit obligation, plan assets, and funded status
Information about the Company’s DB pension plans and other benefits, in aggregate, is as follows:

	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at January 1	$9,936	$12,884	$411	$503	$10,347	$13,387
Current service cost	71	148	10	11	81	159
Interest cost	486	383	22	16	508	399
Employee contributions	48	42	—	—	48	42
Benefits paid	(656)	(680)	(37)	(22)	(693)	(702)
Foreign currency changes	(4)	16	6	—	2	16
Addition of KCS plans	—	—	31	—	31	—
Plan amendments and other	18	27	(1)	—	17	27
Net actuarial loss (gain)	407	(2,884)	21	(97)	428	(2,981)
Projected benefit obligation at December 31	$10,306	$9,936	$463	$411	$10,769	$10,347

The net actuarial losses for Pensions and Other benefits in 2023 were primarily due to the decrease in discount rate from 5.01% to 4.64%. The net actuarial gains for Pensions and Other benefits in 2022 were primarily due to the increase in discount rate from 3.01% to 5.01%.

CPKC 2023 ANNUAL REPORT / 105

	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2023	2022	2023	2022	2023	2022
Change in plan assets:
Fair value of plan assets at January 1	$12,862	$14,938	$5	$5	$12,867	$14,943
Actual return on plan assets	1,207	(1,464)	1	—	1,208	(1,464)
Employer contributions	15	14	37	22	52	36
Employee contributions	48	42	—	—	48	42
Benefits paid	(656)	(680)	(37)	(22)	(693)	(702)
Foreign currency changes	(4)	12	—	—	(4)	12
Fair value of plan assets at December 31	$13,472	$12,862	$6	$5	$13,478	$12,867
Funded status – plan surplus (deficit)	$3,166	$2,926	$(457)	$(406)	$2,709	$2,520

The table below shows the aggregate pension projected benefit obligation and aggregate fair value of plan assets for pension plans with fair value of plan assets in excess of projected benefit obligations (i.e. surplus), and for pension plans with projected benefit obligations in excess of fair value of plan assets (i.e. deficit):

	2023		2022
(in millions of Canadian dollars)	Pension plans in surplus	Pension plans in deficit	Pension plans in surplus	Pension plans in deficit
Projected benefit obligation at December 31	$(9,872)	$(434)	$(9,512)	$(424)
Fair value of plan assets at December 31	13,210	262	12,613	249
Funded status	$3,338	$(172)	$3,101	$(175)

The DB pension plans’ accumulated benefit obligation as at December 31, 2023 was $10,155 million (2022 – $9,747 million). The accumulated benefit obligation is calculated on a basis similar to the projected benefit obligation, except no future salary increases are assumed in the projection of future benefits. For pension plans with accumulated benefit obligations in excess of fair value of plan assets (i.e. deficit), the aggregate pension accumulated benefit obligation as at December 31, 2023 was $327 million (2022 – $332 million) and the aggregate fair value of plan assets as at December 31, 2023 was $189 million (2022 – $186 million).

All Other benefits plans were in a deficit position as at December 31, 2023 and 2022.

Pension asset and liabilities in the Company’s Consolidated Balance Sheets
Amounts recognized in the Company’s Consolidated Balance Sheets are as follows:

	Pensions		Other benefits		Total
As at December 31 (in millions of Canadian dollars)	2023	2022	2023	2022	2023	2022
Pension asset	$3,338	$3,101	$—	$—	$3,338	$3,101
Accounts payable and accrued liabilities	(11)	(10)	(37)	(33)	(48)	(43)
Pension and other benefit liabilities	(161)	(165)	(420)	(373)	(581)	(538)
Total amount recognized	$3,166	$2,926	$(457)	$(406)	$2,709	$2,520

The measurement date used to determine the plan assets and the benefit obligation is December 31. The most recent actuarial valuation for pension funding purposes for the Company’s main Canadian pension plan was performed as at January 1, 2023. During 2024, the Company expects to file with the pension regulator a new valuation performed as at January 1, 2024.

106 / CPKC 2023 ANNUAL REPORT
Accumulated other comprehensive (loss) income
Amounts recognized in AOCI are as follows:

	Pensions		Other benefits		Total
As at December 31 (in millions of Canadian dollars)	2023	2022	2023	2022	2023	2022
Net actuarial (loss) gain:
Other than deferred investment (losses) gains	$(1,871)	$(1,711)	$28	$35	$(1,843)	$(1,676)
Deferred investment (losses) gains	(191)	(301)	—	—	(191)	(301)
Prior service cost	(47)	(31)	(1)	(1)	(48)	(32)
Deferred income tax	626	608	(7)	(9)	619	599
Total (Note 8)	$(1,483)	$(1,435)	$20	$25	$(1,463)	$(1,410)

Actuarial assumptions
Weighted-average actuarial assumptions used were approximately:

(percentages)	2023	2022	2021
Benefit obligation at December 31:
Discount rate	4.64	5.01	3.01
Projected future salary increases	2.75	2.75	2.75
Health care cost trend rate	5.00	5.00	5.00
Benefit cost for year ended December 31:
Discount rate	5.01	3.01	2.58
Expected rate of return on plan assets (1)	6.90	6.90	6.90
Projected future salary increases	2.75	2.75	2.75
Health care cost trend rate	5.00	5.00	5.00
(1) The expected rate of return on plan assets that will be used to compute the 2024 net periodic benefit recovery is 6.70%.

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

CPKC 2023 ANNUAL REPORT / 107

The Company’s pension plan asset allocation, the weighted-average asset allocation targets, and the weighted-average policy range for each major asset class at year-end were as follows:

			Percentage of plan assets at December 31
Asset allocation (percentage)	Asset allocation target	Policy range	2023	2022
Cash and cash equivalents	2.7	0 – 10	2.2	1.1
Fixed income	38.1	20 – 43	31.2	20.5
Public equity	29.7	24 – 55	35.8	46.4
Real estate and infrastructure	14.7	6 – 20	11.3	11.4
Private debt	7.4	3 – 13	8.4	7.7
Absolute return	7.4	3 – 13	11.1	12.9
Total	100.0		100.0	100.0

In April 2023, the Audit and Finance Committee approved changes to the asset allocation for the Company's main Canadian DB pension plan. The changes began in 2023 and will continue to be implemented on a measured basis in 2024. All asset allocations are within their policy ranges at December 31, 2023.

108 / CPKC 2023 ANNUAL REPORT
Summary of the assets of the Company’s DB pension plans
The following is a summary of the assets of the Company’s DB pension plans at December 31, 2023 and 2022. As at December 31, 2023 and 2022, there were no plan assets classified as Level 3 valued investments.

	Assets Measured at Fair Value		Investments measured at NAV(1)	Total Plan Assets
(in millions of Canadian dollars)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2023
Cash and cash equivalents	$297	$—	$—	$297
Fixed income
Government bonds(2)	211	1,900	—	2,111
Corporate bonds(2)	644	998	—	1,642
Mortgages(3)	206	—	—	206
Mortgage-backed and asset-backed securities(4)	—	123	—	123
Public equities
Canada	534	—	—	534
U.S. and international	4,293	—	—	4,293
Real estate(5)	—	—	563	563
Infrastructure(6)	—	—	961	961
Private debt(7)	—	—	1,128	1,128
Derivative instruments(8)	—	116	—	116
Absolute return(9)
Funds of hedge funds	—	—	1,498	1,498
	$6,185	$3,137	$4,150	$13,472
December 31, 2022
Cash and cash equivalents	$218	$—	$—	$218
Fixed income
Government bonds(2)	180	1,125	—	1,305
Corporate bonds(2)	432	724	—	1,156
Mortgages(3)	182	2	—	184
Public equities
Canada	769	—	—	769
U.S. and international	5,195	—	—	5,195
Real estate(5)	—	—	722	722
Infrastructure(6)	—	—	744	744
Private debt(7)	—	—	992	992
Derivative instruments(8)	—	(81)	—	(81)
Absolute return(9)
Funds of hedge funds	—	—	1,658	1,658
	$6,976	$1,770	$4,116	$12,862
(1) Investments measured at net asset value ("NAV"):
Amounts are comprised of certain investments measured using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
(2) Government & Corporate Bonds:

CPKC 2023 ANNUAL REPORT / 109

Fair values for bonds are based on market prices supplied by independent sources as of the last trading day.
(3) Mortgages:
The fair values of mortgages are based on current market yields of financial instruments of similar maturity, coupon and risk factors.
(4) Mortgage-backed and asset-backed securities:
The fair values of mortgage-backed and asset-backed securities are determined based on valuations from pricing sources that incorporate broker-dealer quotations, reported trades or valuation estimates from their internal pricing models which consider tranche-level attributes, current market data, estimated cash flows and market-based yield spreads and incorporate deal collateral performance, as available.
(5) Real estate:
Real estate fund values are based on the NAV of the funds that invest directly in real estate investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $480 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2022 – $595 million). The remaining $83 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying real estate investments (2022 – $127 million). As at December 31, 2023, there are $166 million of unfunded commitments for real estate investments (December 31, 2022 – $40 million).
(6) Infrastructure:
Infrastructure fund values are based on the NAV of the funds that invest directly in infrastructure investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $493 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2022 – $356 million). The remaining $468 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying infrastructure investments (2022 – $388 million). As at December 31, 2023, there are $220 million of unfunded commitments for infrastructure investments (December 31, 2022 – $356 million).
(7) Private debt:
Private debt fund values are based on the NAV of the funds that invest directly in private debt investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $124 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2022 – $160 million). The remaining $1,004 million is not subject to redemption and is normally returned through distributions as a result of the repayment of the underlying loans (2022 - $832 million). As at December 31, 2023, there are $540 million of unfunded commitments for private debt investments (December 31, 2022 – $747 million).
(8) Derivatives:
The investment managers may utilize the following derivative instruments: equity futures to replicate equity index returns (Level 2); currency forwards to partially hedge foreign currency exposures (Level 2); bond futures and forwards to manage duration and interest rate risk (Level 2); interest rate swaps to manage duration and interest rate risk (Level 2); credit default swaps to manage credit risk (Level 2); and options to manage interest rate risk and volatility (Level 2). The Company may utilize derivatives directly, but only for the purpose of hedging foreign currency exposures. One of the fixed income investment managers utilizes a portfolio of bond forwards for the purpose of reducing asset/liability interest rate exposure. As at December 31, 2023, there are bond forwards with a notional value of $1,396 million (December 31, 2022 – $1,745 million) and a fair value of $116 million (December 31, 2022 – $(81) million).
(9) Absolute return:
The value of absolute return fund investments is based on the NAV reported by the fund administrators. The funds have different redemption policies with redemption notice periods varying from 30 to 120 days and frequencies ranging from monthly to triennially.

Additional plan assets information
The Company's primary investment objective for pension plan assets is to achieve a long-term return, net of all fees and expenses, that is sufficient for the plan's assets to satisfy the current and future obligations to plan beneficiaries, while minimizing the financial impact on the Company. In identifying the asset allocation ranges, consideration was given to the long-term nature of the underlying plan liabilities, the solvency and going-concern financial position of the plan, long-term return expectations, and the risks associated with key asset classes as well as the relationships of returns on key asset classes with each other, inflation, and interest rates. When advantageous and with due consideration, derivative instruments may be utilized by investment managers, provided the total value of the underlying assets represented by financial derivatives (excluding currency forwards, liability hedging derivatives in fixed income portfolios, and derivatives held by absolute return funds) is limited to 30% of the market value of the fund.

The funded status of the plans is exposed to fluctuations in interest rates, which affects the relative values of the plans' liabilities and assets. In order to mitigate interest rate risk, the Company's main Canadian DB pension plan utilizes a liability driven investment strategy in its fixed income portfolio, which uses a combination of long duration bonds and derivatives to hedge interest rate risk, managed by the investment manager. As at December 31, 2023, the plan's solvency funded position was 50% hedged against interest rate risk (2022 – 45%).

When investing in foreign securities, the plans are exposed to foreign currency risk; the effect of which is included in the valuation of the foreign securities. At December 31, 2023, the plans were 41% exposed to the U.S. dollar, 7% exposed to the Euro, and 9% exposed to various other currencies. At December 31, 2022, the plans were 50% exposed to the U.S. dollar, 6% exposed to the Euro, and 10% exposed to various other currencies.

At December 31, 2023, plan assets included 354,530 of the Common Shares of the Company (2022 – 570,074) at a market value of $37 million (2022 – $58 million) and Fixed Income securities of the Company at a market value of $2 million (2022 – $5 million).

110 / CPKC 2023 ANNUAL REPORT

Estimated future benefit payments
The estimated future DB pension and other benefit payments to be paid by the plans for each of the next five years and the subsequent five-year period are as follows:

(in millions of Canadian dollars)	Pensions	Other benefits
2024	$668	$37
2025	663	35
2026	662	34
2027	661	33
2028	663	38
2029-2033	3,265	159

The benefit payments from the Canadian registered and U.S. qualified DB pension plans are payable from their respective pension funds. Benefit payments from the supplemental pension plans and from the other benefits plans are payable directly by the Company.

Defined contribution plan
Canadian non-unionized employees hired prior to July 1, 2010 had the option to participate in the Canadian DC plan. All Canadian non-unionized employees hired after such date must participate in this plan. Employee contributions are based on a percentage of salary. The Company matches employee contributions to a maximum percentage each year.

Effective July 1, 2010, a new U.S. DC plan was established. Non-unionized employees of Soo Line Railroad Company; Dakota, Minnesota & Eastern Railroad; and Delaware & Hudson Railway Company, Inc. hired after such date must participate in this plan. Employees do not contribute to the plan. The Company annually contributes a percentage of salary.

The DC plans provide a pension based on total employee and employer contributions plus investment income earned on those contributions.

In 2023, the net cost of the DC plans, which generally equals the employer’s required contribution, was $14 million (2022 – $12 million; 2021 – $13 million).

Contributions to multi-employer plans
Some of the Company’s unionized employees in the U.S. are members of a U.S. national multi-employer benefit plan. Contributions made by the Company to this plan in 2023 in respect of post-retirement medical benefits were $4 million (2022 – $2 million; 2021 – $3 million).

24.    Stock-based compensation
At December 31, 2023, the Company had several stock-based compensation plans including a stock options plan, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense of $122 million in 2023 (2022 – $113 million; 2021 – $131 million) and the total tax benefit related to these plans was $27 million in 2023 (2022 – $26 million; 2021 – $29 million).

CPKC 2023 ANNUAL REPORT / 111

A. Stock options plan
The following table summarizes the activity related to the stock options during 2023:

	Options outstanding		Non-vested options
	Number of stock options	Weighted-average exercise price	Number of stock options	Weighted-average grant date fair value
Outstanding, January 1, 2023	7,353,133	$61.69	2,597,008	$18.09
Granted	856,332	$105.13	856,332	$29.79
Exercised	(1,634,730)	$42.13	N/A	N/A
Vested	N/A	N/A	(1,047,434)	$16.66
Forfeited	(102,803)	$92.84	(102,803)	$23.08
Outstanding, December 31, 2023	6,471,932	$71.03	2,303,103	$22.87
Vested or expected to vest at December 31, 2023(1)	6,428,547	$70.83	N/A	N/A
Exercisable, December 31, 2023	4,168,829	$58.20	N/A	N/A
(1) As at December 31, 2023, the weighted-average remaining term of vested or expected to vest options was 3.3 years with an aggregate intrinsic value of $219 million.

The following table provides the number of stock options outstanding and exercisable as at December 31, 2023 by range of exercise price and their related intrinsic aggregate value, and for stock options outstanding, the weighted-average years to expiration. The table also provides the aggregate intrinsic value for in-the-money stock options, which represents the amount that would have been received by option holders had they exercised their options on December 31, 2023 at the Company’s closing stock price of $104.84.

	Options outstanding				Options exercisable
Range of exercise prices	Number of stock options	Weighted-average years to expiration	Weighted-average exercise price	Aggregate intrinsic value (millions)	Number of stock options	Weighted-average exercise price	Aggregate intrinsic value (millions)
$30.94 - $50.19	1,693,436	1.2	$40.04	$110	1,693,436	$40.04	$110
$50.20 - $70.36	1,395,999	2.3	$58.53	$65	1,284,814	$57.53	$61
$70.37 - $94.27	1,610,826	4.0	$82.99	$35	822,618	$80.20	$20
$94.28 - $109.01	1,771,671	5.3	$99.62	$9	367,961	$94.94	$4
Total(1)	6,471,932	3.3	$71.03	$219	4,168,829	$58.20	$195
(1) As at December 31, 2023, the total number of in-the-money stock options outstanding was 5,787,281 with a weighted-average exercise price of $66.96. The weighted-average years to expiration of exercisable stock options is 2.3 years.

Pursuant to the plan, stock options may be exercised upon vesting, which is between 12 and 48 months after the grant date, and expire seven years from the grant date. The grant date fair value of the stock options granted in 2023 was $26 million (2022 – $16 million; 2021 – $26 million). The following table provides assumptions used to determine the fair values of stock option awards, and the weighted-average grant date fair values for units granted in 2023, 2022 and 2021:

	2023	2022	2021
Expected option life (years)(1)	4.75	4.75	4.75
Risk-free interest rate(2)	3.35%	1.62%	0.53%
Expected stock price volatility(3)	28.44%	26.85%	27.14%
Expected annual dividends per share(4)	$0.76	$0.76	$0.76
Expected forfeiture rate(5)	3.18%	3.01%	2.62%
Weighted-average grant date fair value of options granted during the year	$29.79	$21.33	$19.06
(1) Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour were used to estimate the expected life of the option.
(2) Based on the implied yield available on zero-coupon government issues with an equivalent term commensurate with the expected term of the option.

112 / CPKC 2023 ANNUAL REPORT
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

In 2023, the expense for stock options was $25 million (2022 – $23 million; 2021 – $23 million). At December 31, 2023, there was $9 million of total unrecognized compensation related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

The total fair value of shares vested for the stock option plan during 2023 was $18 million (2022 – $24 million; 2021 – $18 million).

The following table provides information related to all stock options exercised in the plan during the years ended December 31:

(in millions of Canadian dollars)	2023	2022	2021
Total intrinsic value	$101	$53	$43
Cash received by the Company upon exercise of options	69	32	25

B. Share unit plans
Performance share unit plan
During 2023, the Company issued 891,411 PSUs with a grant date fair value of $96 million and 26,333 PDSUs with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company's Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into DSUs pursuant to the DSU plan, are eligible for a 25% company match if the employee has not exceeded their share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for 544,175 PSUs and all PDSUs granted in 2023 is January 1, 2023 to December 31, 2025, and the performance factors are Free Cash Flow ("FCF"), Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index. The performance period for the other 347,236 PSUs granted in 2023 is April 28, 2023 to December 1, 2026 and the performance factors are annualized earnings before interest, tax, depreciation, and amortization ("EBITDA"), and TSR compared to Class I railways.

The performance period for all of the 415,660 PSUs and 13,506 PDSUs granted in 2022 is January 1, 2022 to December 31, 2024, and the performance factors are FCF, Adjusted net debt to Adjusted EBITDA Modifier, TSR compared to the S&P/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index.

The performance period for all of the 431,430 PSUs and 12,694 PDSUs granted in 2021 was January 1, 2021 to December 31, 2023, and the performance factors were Return on Invested Capital ("ROIC"), TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I railways. The estimated payout on these awards is 135% on 399,372 PSUs (including expected dividends reinvested) and 11,372 PDSUs (including expected dividends reinvested and matching units) outstanding, representing fair values of $54 million and $2 million, respectively, as at December 31, 2023, calculated based on the Company's average common share price of the last 30 trading days preceding December 31, 2023.

The performance period for all of the 489,990 PSUs and 50,145 PDSUs granted in 2020 was January 1, 2020 to December 31, 2022, and the performance factors were ROIC, TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I railways. The resulting payout was 180% of the outstanding units multiplied by the Company's average common share price calculated based on the last 30 trading days preceding December 31, 2022. In the first quarter of 2023, payouts were $87 million on 459,358 PSUs, including dividends reinvested. The 45,058 PDSUs that vested on December 31, 2022, with a fair value of $11 million, including dividends reinvested and matching units, will be paid out in future reporting periods pursuant to the DSU plan (as described above).

CPKC 2023 ANNUAL REPORT / 113

The following table summarizes the activity related to PSUs and PDSUs during for each of the years ended December 31:

	2023	2022
Outstanding, January 1	1,336,358	1,577,781
Granted	917,744	429,166
Issued in lieu of dividends	10,845	11,207
Settled	(460,667)	(637,073)
PDSUs converted into DSUs	(45,058)	—
Forfeited	(80,669)	(44,723)
Outstanding, December 31	1,678,553	1,336,358

In 2023, the expense for PSUs and PDSUs was $78 million (2022 – $69 million; 2021 – $91 million). At December 31, 2023, there was $67 million of total unrecognized compensation related to these awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Deferred share unit plan
The Company established the DSU plan as a means to compensate and assist in attaining share ownership targets set for certain key employees and Directors. A DSU entitles the holder to receive, upon redemption, a cash payment equivalent to the Company's average common share price using the 10 trading days prior to redemption. DSUs vest over various periods of up to 36 months and are only redeemable for a specified period after employment is terminated.

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

The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

The following table summarizes the activity related to DSUs for each of the years ended December 31:

	2023	2022
Outstanding, January 1	744,530	841,333
Granted	85,750	60,262
PDSUs converted into DSUs	81,533	—
Issued in lieu of dividends	5,685	6,510
Settled	(15,935)	(162,319)
Forfeited	(1,745)	(1,256)
Outstanding, December 31	899,818	744,530

During 2023, the Company granted 81,533 DSUs with a grant date fair value of approximately $9 million. In 2023, the expense for DSUs was $10 million (2022 – $10 million; 2021 – $6 million). At December 31, 2023, there was $1 million of total unrecognized compensation related to DSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

114 / CPKC 2023 ANNUAL REPORT
Summary of share unit liabilities paid
The following table summarizes the total share unit liabilities paid for each of the years ended December 31:

(in millions of Canadian dollars)	2023	2022	2021
Plan
PSUs	$86	$116	$119
DSUs	2	16	1
Other	1	5	6
Total	$89	$137	$126

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

The total number of shares purchased in 2023 on behalf of participants, including the Company's contributions, was 600,730 (2022 – 566,902; 2021 – 538,022). In 2023, the Company’s contributions totalled $15 million (2022 – $11 million; 2021 – $11 million) and the related expense was $11 million (2022 – $9 million; 2021 – $8 million).

25.    Variable interest entities
The Company leases equipment from certain trusts, which are financed by a combination of debt and equity and are unrelated third parties. The lease agreements, which are classified as operating leases, have fixed price purchase options that create the Company’s variable interests and result in the trusts being considered variable interest entities ("VIE").

Maintaining and operating the leased assets according to specific contractual obligations outlined in the terms of the lease agreements and industry standards is the Company’s responsibility. The rigour of the contractual terms of the lease agreements and industry standards are such that the Company has limited discretion over the maintenance activities associated with these assets. Accordingly, the Company does not have the power to direct the activities that most significantly impact these entities economic performance.

The Company's financial exposure resulting from its involvement with these entities, is limited to its fixed lease payments. In 2023, lease payments related to the VIE were $8 million. Total future minimum lease payments to the end of the lease term in 2030 are $84 million. The fixed price purchase options for all leased assets expire in 2026. Although the leased assets must be returned in good operating condition, subject to normal wear and tear, the Company does not guarantee the residual value of the assets at the end of the lease.

Since the Company has neither the power to direct the activities of the VIE, or the obligation to absorb expected losses or residual returns, it does not consolidate the VIE.

26.    Commitments and contingencies
In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at December 31, 2023, cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

Commitments
At December 31, 2023, the Company had committed to total future capital expenditures amounting to $2.3 billion, which includes investments in the Celaya-NBA Line Railway Bypass and other concession capital expenditures. Future operating expenditures relating to supplier purchase obligations, such as bulk fuel purchase agreements, locomotive maintenance and overhaul agreements, as well as agreements to purchase other goods and services amounting to approximately $544 million for the years 2024–2035.

Annual maturities and principal repayments of debt for the next five years and thereafter are provided in Note 17. Commitments related to leases, including minimum annual payments for the next five years and thereafter, are included in Note 20.

CPKC 2023 ANNUAL REPORT / 115

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to an expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. Summary judgment motion was argued and taken under advisement on June 9, 2022, and decision is pending. On May 23, 2023, the case management judge stayed the proceedings pending the outcome of the appeal in the Canadian consolidated claims.

(7)The class and mass tort action commenced against the Company in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against the Company in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the “Maine Actions”). The Maine Actions allege that the Company negligently misclassified and improperly packaged the petroleum crude oil. On the Company’s motion, the Maine Actions were dismissed. The plaintiffs appealed the dismissal decision to the U.S. First Circuit Court of Appeals, which dismissed the plaintiffs' appeal on June 2, 2021. The plaintiffs further petitioned the U.S. First Circuit Court of Appeals for a rehearing, which was denied on September 8, 2021. On January 24, 2022, the

116 / CPKC 2023 ANNUAL REPORT
plaintiffs further appealed to the U.S. Supreme Court on two bankruptcy procedural grounds. On May 31, 2022, the U.S. Supreme Court denied the petition, thereby rejecting the plaintiffs' appeal.

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgment motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgment and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgment motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgment reduction provisions do not require trial, and were fully briefed in 2024. On January 5, 2024, the Court issued its decision finding that the Company is liable for approximately U.S. $3.9 million plus pre-judgment interest, but declined to determine whether judgment reduction provisions were applicable, referring the parties to a court in Maine on that issue. On January 18, 2024, the Company filed a motion for reconsideration for the Court to apply the judgment reduction provisions. On January 19, 2024, the trustee for the wrongful death trust filed a Notice of Appeal for the January 5, 2024 decision, as well as prior decisions.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, the Company denies liability and is vigorously defending these proceedings.

Court decision related to Remington Development Corporation legal claim
On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court has not provided any indication of how the damages, which are currently estimated to total approximately $217 million, should be apportioned between the Company and Alberta. As a result, at this time, the Company cannot reasonably estimate the amount of damages for which it is liable under the ruling of the Court. The Company has filed an appeal of the Court’s decision.

2014 tax assessment
In April 2022, the SAT delivered an audit assessment on CPKCM’s 2014 tax returns (the “2014 Assessment’). As of December 31, 2023, the assessment was Ps.6,068 million ($475 million), which included inflation, interest, and penalties. In July 2022, CPKCM filed an administrative appeal with the SAT to revoke the 2014 Assessment and challenge that the SAT’s delivery of the assessment by electronic tax mailbox was in violation of an enforceable court injunction previously granted to CPKCM. In September 2022, the SAT dismissed CPKC’s administrative appeal on grounds that it was not submitted timely. In November 2022, CPKCM filed a lawsuit in Administrative Court challenging the legality of the SAT's delivery of the assessment by electronic mailbox and also the SAT’s dismissal of CPKCM’s administrative appeal. The Administrative Court is expected to render a decision on the legality of the 2014 Assessment in 2024. CPKCM expects to prevail based on the technical merits of its case.

2023 business interruption insurance settlement
During the third quarter of 2023, the Company realized gain contingencies of $51 million recognized to "Purchased services and other", as a result of settlements reached with insurers for business interruption losses incurred by the Company related to a wildfire and flooding in B.C. in 2021.

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
•guarantees to pay other parties in the event of a specified change in control of the Company or particular subsidiaries of the Company;
•guarantees to repay amounts outstanding for certain debt obligations;
•a guarantee to repay a portion of amounts outstanding for certain debt obligations held by an equity investee; and
•indemnifications of certain tax-related payments incurred by lessors and lenders.

The maximum amount that could be payable under these guarantees, excluding residual value guarantees, cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under guarantees to other parties in the event of the occurrence of specified events could

CPKC 2023 ANNUAL REPORT / 117

be recoverable from other parties or through insurance. The Company has accrued for all guarantees that it expects to pay. As at December 31, 2023, accruals of $8 million (2022 – $5 million), were recorded in “Accounts payable and accrued liabilities".

Indemnification
Pursuant to a trust and custodial services agreement with the trustee of the Canadian Pacific Railway Company Pension Plan, the Company has undertaken to indemnify and save harmless the trustee, to the extent not paid by the fund, from any and all taxes, claims, liabilities, damages, costs, and expenses arising out of the performance of the trustee’s obligations under the agreement, except as a result of misconduct by the trustee. The indemnity includes liabilities, costs, or expenses relating to any legal reporting or notification obligations of the trustee with respect to the defined benefit and defined contribution options of the pension plans, or otherwise with respect to the assets of the pension plans that are not part of the fund. The indemnity survives the termination or expiry of the agreement with respect to claims and liabilities arising prior to the termination or expiry. As at December 31, 2023, the Company had not recorded a liability associated with this indemnification as it does not expect to make any payments pertaining to it.

28.    Segmented and geographic information
Operating segment
The Company only has one operating segment: rail transportation. Operating results by geographic areas, railway corridors, or other lower-level components or units of operation are not reviewed by the Company’s chief operating decision-maker to make decisions about the allocation of resources to, or the assessment of performance of, such geographic areas, corridors, components, or units of operation.

In the years ended December 31, 2023, 2022, and 2021, no one customer comprised more than 10% of total revenues.

Geographic information
All of the Company's revenues and long-lived assets disclosed in the table below are held within Canada, the U.S., and Mexico.

For the years ended and as at December 31 (in millions of Canadian dollars)	Canada	U.S.	Mexico	Total
2023
Revenues	$6,651	$4,257	$1,647	$12,555
Long-lived assets: Properties and right of use assets	15,933	25,141	11,017	52,091
2022
Revenues	6,423	2,391	—	8,814
Long-lived assets: Properties and right of use assets(1)	15,208	7,444	—	22,652
2021
Revenues	5,992	2,003	—	7,995
(1) 2022 comparative figure has been revised to conform with current year's presentation.

118 / CPKC 2023 ANNUAL REPORT
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, an evaluation was carried out under the supervision of and with the participation of the Company's management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in reports that they file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

As permitted by SEC guidance, management has excluded its subsidiary, KCS from this evaluation of the system of internal control over financial reporting. The Company assumed control of KCS on April 14, 2023. KCS had assets and revenues representing 41% and 28%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. Additional information regarding this acquisition is included in Item 8. Financial Statements and Supplementary Data, Note 11 Business Acquisition. KCS will be included in management's evaluation of internal control over financial reporting for the fiscal year ended December 31, 2024.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this Form 10-K, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2023, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPKC 2023 ANNUAL REPORT / 119

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Kansas City Limited
Opinion on Internal Control Over Financial Reporting
We have audited Canadian Pacific Kansas City Limited and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, Canadian Pacific Kansas City Limited and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of Kansas City Southern, which is included in the 2023 consolidated financial statements of the Company and constituted 41% of total assets as of December 31, 2023 and 28% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Kansas City Southern.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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
February 27, 2024

120 / CPKC 2023 ANNUAL REPORT
ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

CPKC 2023 ANNUAL REPORT / 121

PART III

122 / CPKC 2023 ANNUAL REPORT
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Registrant
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

Executive Officers of Registrant
The information regarding executive officers is included in Part I of this annual report under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.

Compliance with Section 16(a) of the Exchange Act
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023.

Audit and Finance Committee Financial Experts
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

Code of Ethics for Chief Executive Officer and Senior Financial Officers
The information required by this Item will be contained in the Company’s Form 10-K/A,which will be filed no later than 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

CPKC 2023 ANNUAL REPORT / 123

PART IV

124 / CPKC 2023 ANNUAL REPORT
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report:

(a)Financial Statements

The financial statements filed as part of this filing are listed on the Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(b)Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(in millions of Canadian dollars)	Beginning balance at January 1	Impact of KCS Acquisition	Additions charged to expenses	Payments and other reductions	Impact of FX	Ending balance at December 31
Accruals for personal injury and other claims provision(1)
2021	$126	$—	$114	$(117)	$—	$123
2022	$123	$—	$101	$(94)	$2	$132
2023	$132	$68	$190	$(202)	$(1)	$187
Provision for environmental remediation
2021	$80	$—	$10	$(10)	$(1)	$79
2022	$79	$—	$8	$(8)	$4	$83
2023	$83	$147	$8	$(15)	$(3)	$220
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

CPKC 2023 ANNUAL REPORT / 125

3.4
By-law No. 1, as amended, of Canadian Pacific Kansas City Limited (incorporated by reference to Exhibit 3.4 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 27, 2023, File No. 001-01342).

3.5
By-law No. 2 of Canadian Pacific Kansas City Limited (incorporated by reference to Exhibit 3.5 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 27, 2023, File No. 001-01342).

3.6
General By-law, as amended, of Canadian Pacific Railway Company, a wholly-owned subsidiary of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 2 to Canadian Pacific Railway Limited’s Current Report on Form 6-K filed with the Securities and Exchange Commission on May 22, 2009, File No. 001-01342).

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

126 / CPKC 2023 ANNUAL REPORT

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

4.24
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

10.2*
Amendment dated as of January 31, 2017 to the Executive Employment Agreement dated July 23, 2016 and effective as of July 1, 2017 between Keith Creel and Canadian Pacific Railway Company (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017, File No. 001-01342).

10.3*
Offer of Employment Letter to Nadeem Velani dated October 18, 2016 (incorporated by reference to Exhibit 10.3 Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2016, File No. 001-01342).

10.4*
Executive Employment Agreement, between the Canadian Pacific Railway Limited and Keith Creel effective July 1, 2017 (incorporated by reference to Exhibit 10.2 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2016, File No. 001-01342).

10.5*
CP 401(k) Savings Plan, as amended and restated effective October 27, 2014 (incorporated by reference to Exhibit 4.5 to Canadian Pacific Railway Limited's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2015, File No. 333-208647).

CPKC 2023 ANNUAL REPORT / 127

10.6*
Stand-Alone Option Agreement dated February 4, 2013 between the Registrant and Keith Creel (incorporated by reference to Exhibit 4.2 to Canadian Pacific Railway Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 24, 2013, File No. 333-188827).

10.7*
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

10.8*
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

10.18*
Canadian Pacific Railway Company Supplemental Retirement Plan, consolidated to January 1, 2019 (incorporated by reference to Exhibit 10.39 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023, File No. 001-01342).

10.19*
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

10.22*
Offer of Employment Letter to Jeffrey Ellis dated October 19, 2015 (incorporated by reference to Exhibit 10.53 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

128 / CPKC 2023 ANNUAL REPORT

10.23*
Offer of Employment Letter to John Brooks dated March 1, 2019 (incorporated by reference to Exhibit 10.54 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.24*
Offer of Employment Letter to Mark Redd dated August 13, 2019 (incorporated by reference to Exhibit 10.55 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.25*
Stock Option Agreement and Amendment to the Executive Employment Agreement, dated as of March 21, 2021, by and between Canadian Pacific Railway Limited and Keith Creel (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2021, File No. 001-01342).

10.26*
Short Term Incentive Plan for Non-Unionized Employees (Canada) and US Salaried Employees dated January 1, 2014, as amended July 1, 2021 (incorporated by reference to Exhibit 10.62 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.27*
Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement between Canadian Pacific Railway Limited and Keith Creel dated January 29, 2021 (incorporated by reference to Exhibit 10.63 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.28*
Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for United States Executive Officers (incorporated by reference to Exhibit 10.64 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.29*
Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for Canadian Executive Officers (incorporated by reference to Exhibit 10.65 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.30*
Regular Stock Option Agreement between Canadian Pacific Railway Limited and Keith Creel dated January 29, 2021 (incorporated by reference to Exhibit 10.66 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.31*
Form of Regular Stock Option Agreement for United States Executive Officers (incorporated by reference to Exhibit 10.67 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.32*
Form of Regular Stock Option Agreement for Canadian Executive Officers (incorporated by reference to Exhibit 10.68 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.33* ***
Canadian Pacific Pension Plan for U.S. Management Employees, Incorporating All Amendments Adopted through December 31, 2014 (incorporated by reference to Exhibit 10.69 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.34*
Form of Regular Stock Option Agreement for CEO (2022) (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 28, 2022, File No. 001-01342).

10.35*
Form of Regular Stock Option Agreement for United States Executive Officers (2022) (incorporated by reference to Exhibit 10.2 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 28, 2022, File No. 001-01342).

10.36*
Form of Regular Stock Option Agreement for Canadian Executive Officers (2022) (incorporated by reference to Exhibit 10.3 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 28, 2022, File No. 001-01342).

10.37*
Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for CEO (2022) (incorporated by reference to Exhibit 10.4 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 28, 2022, File No. 001-01342).

10.38*
Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for United States Executive Officers (2022) (incorporated by reference to Exhibit 10.5 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 28, 2022, File No. 001-01342).

10.39*
Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for Canadian Executive Officers (2022) (incorporated by reference to Exhibit 10.6 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 28, 2022, File No. 001-01342).

10.40*
Canadian Pacific Railway Limited Amended and Restated Management Stock Option Incentive Plan, as amended and restated effective April 27, 2022 (incorporated by reference to Appendix B to Exhibit 99.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2022, File No. 001-01342).

CPKC 2023 ANNUAL REPORT / 129

10.41
Second Amended and Restated Credit Agreement, dated as of May 11, 2023, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Kansas City Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2023, File No. 001-01342).

10.42*
Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.43*
Form of US Performance Share Units Notice of Grant and Grant Agreement (incorporated by reference to Exhibit 10.3 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.44*
Form of Canadian Performance Share Units Notice of Grant and Grant Agreement (incorporated by reference to Exhibit 10.4 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.45*
Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.46*
Form of Canadian Stock Option Agreement (incorporated by reference to Exhibit 10.6 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.47*
Form of US Performance Share Units Notice of Grant and Grant Agreement (Synergy Award) (incorporated by reference to Exhibit 10.7 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.48*
Form of Canadian Performance Share Units Notice of Grant and Grant Agreement (Synergy Award) (incorporated by reference to Exhibit 10.8 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.49* **	Canadian Pacific Railway Company Pension Plan (Pension Plan Rules)
10.50* **	Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules)
21.1**	Subsidiaries of the registrant
22.1**	List of Issuers and Guarantor Subsidiaries
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23.3**	Consent of Deloitte LLP, Independent Registered Public Accounting Firm
24.1**	Power of attorney (included on the signature pages of this Annual Report on Form 10-K)
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
97.1* **	Canadian Pacific Kansas City Limited Dodd-Frank Clawback Policy
99.1**
Consolidated Financial Statements of Kansas City Southern as of and for the period ended April 13, 2023 (unaudited) and audited Consolidated Financial Statements of Kansas City Southern as of December 31, 2022 and for the years ended December 31, 2022 and 2021.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

130 / CPKC 2023 ANNUAL REPORT

The following financial information from Canadian Pacific Kansas City Limited’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Consolidated Statements of Income for each of the three years ended December 31, 2023, 2022, and 2021; (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2023, 2022, and 2021; (iii) the Consolidated Balance Sheets at December 31, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2023, 2022, and 2021; (v) the Consolidated Statements of Changes in Equity for each of the three years ended December 31, 2023, 2022, and 2021; and (vi) the Notes to Consolidated Financial Statements.

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory arrangement
** Filed with this Annual Report on Form 10-K
*** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of this exhibit will be furnished separately to the SEC upon request.

CPKC 2023 ANNUAL REPORT / 131

ITEM 16. FORM 10-K SUMMARY

Not applicable.

132 / CPKC 2023 ANNUAL REPORT
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC KANSAS CITY LIMITED
(Registrant)
By:	/s/ KEITH CREEL
Keith Creel
Chief Executive Officer
Dated: February 27, 2024

POWER OF ATTORNEY

Each of the undersigned do hereby appoint each of Nadeem Velani and Jeffrey J. Ellis, his or her true and lawful attorney-in-fact and agent, to sign on his or her behalf the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023, and any and all amendments thereto, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 27, 2024.

Signature	Title
/s/ KEITH CREEL	Chief Executive Officer and Director
Keith Creel	(Principal Executive Officer)

/s/ NADEEM VELANI	Executive Vice-President and Chief Financial Officer
Nadeem Velani	(Principal Financial Officer and Principal Accounting Officer)

/s/ ISABELLE COURVILLE	Chair of the Board of Directors
Isabelle Courville

/s/ JOHN R. BAIRD	Director
John R. Baird

/s/ GILLIAN H. DENHAM	Director
Gillian H. Denham

/s/ AMB. ANTONIO GARZA (RET.)	Director
Amb. Antonio Garza (Ret.)

/s/ DAVID GARZA-SANTOS	Director
David Garza-Santos

/s/ EDWARD R. HAMBERGER	Director
Edward R. Hamberger

/s/ JANET H. KENNEDY	Director
Janet H. Kennedy

/s/ HENRY MAIER	Director
Henry Maier

/s/ MATTHEW H. PAULL	Director
Matthew H. Paull

/s/ JANE L. PEVERETT	Director
Jane L. Peverett

/s/ ANDREA ROBERTSON	Director
Andrea Robertson

/s/ GORDON T. TRAFTON	Director
Gordon T. Trafton