Form 10-Q
period 2024-03-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2024-04-24
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 23, 2024, there were 932,704,551 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2024	2023
Revenues (Note 3)
Freight	$3,427	$2,217
Non-freight	93	49
Total revenues	3,520	2,266
Operating expenses
Compensation and benefits (Note 8)	690	438
Fuel	458	326
Materials (Note 8)	94	72
Equipment rents	82	30
Depreciation and amortization (Note 8)	467	225
Purchased services and other (Note 8)	580	346
Total operating expenses	2,371	1,437

Operating income	1,149	829
Less:
Equity earnings of Kansas City Southern (Note 8, 9)	—	(204)
Other (income) expense (Note 8)	(2)	2
Other components of net periodic benefit recovery (Note 12)	(88)	(86)
Net interest expense (Note 8)	206	154
Income before income tax expense	1,033	963
Less:
Current income tax expense (Note 4)	242	139
Deferred income tax expense (Note 4)	17	24
Income tax expense (Note 4)	259	163
Net income	$774	$800
Less: Net loss attributable to non-controlling interest (Note 8)	(1)	—
Net income attributable to controlling shareholders	$775	$800

Earnings per share (Note 5)
Basic earnings per share	$0.83	$0.86
Diluted earnings per share	$0.83	$0.86

Weighted-average number of shares (millions) (Note 5)
Basic	932.4	930.7
Diluted	934.4	933.5

Dividends declared per share	$0.19	$0.19
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2024	2023
Net income	$774	$800
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	699	(27)
Change in derivatives designated as cash flow hedges	1	2
Change in pension and post-retirement defined benefit plans	12	8
Other comprehensive income from equity investees	—	3
Other comprehensive income (loss) before income taxes	712	(14)
Income tax recovery (expense)	6	(3)
Other comprehensive income (loss) (Note 6)	718	(17)
Comprehensive income	$1,492	$783
Comprehensive income attributable to non-controlling interest	22	—
Comprehensive income attributable to controlling shareholders	$1,470	$783
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2024	2023
Assets
Current assets
Cash and cash equivalents	$519	$464
Accounts receivable, net (Note 7)	1,943	1,887
Materials and supplies	399	400
Other current assets	285	251
	3,146	3,002
Investments	561	533
Properties	52,693	51,744
Goodwill (Note 8)	18,228	17,729
Intangible assets	3,026	2,974
Pension asset	3,427	3,338
Other assets	587	582
Total assets	$81,668	$79,902
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,525	$2,567
Long-term debt maturing within one year (Note 10, 11)	3,899	3,143
	6,424	5,710
Pension and other benefit liabilities	583	581
Other long-term liabilities	832	797
Long-term debt (Note 10, 11)	18,829	19,351
Deferred income taxes	11,239	11,052
Total liabilities	37,907	37,491
Shareholders’ equity
Share capital	25,629	25,602
Additional paid-in capital	95	88
Accumulated other comprehensive income (loss) (Note 6)	77	(618)
Retained earnings	17,018	16,420
	42,819	41,492
Non-controlling interest	942	919
Total equity	43,761	42,411
Total liabilities and equity	$81,668	$79,902
See Contingencies (Note 14).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2024	2023
Operating activities
Net income	$774	$800
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	467	225
Deferred income tax expense (Note 4)	17	24
Pension recovery and funding (Note 12)	(76)	(77)
Equity earnings of Kansas City Southern (Note 8, 9)	—	(204)
Dividend from Kansas City Southern (Note 9)	—	300
Settlement of foreign currency forward contracts (Note 11)	(65)	—
Other operating activities, net	1	(47)
Changes in non-cash working capital balances related to operations	(103)	(140)
Net cash provided by operating activities	1,015	881
Investing activities
Additions to properties	(527)	(405)
Additions to Meridian Speedway properties	(4)	—
Proceeds from sale of properties and other assets	1	4
Other investing activities, net	(12)	—
Net cash used in investing activities	(542)	(401)
Financing activities
Dividends paid	(177)	(177)
Issuance of Common Shares	22	18
Repayment of long-term debt, excluding commercial paper (Note 10)	(71)	(486)
Net repayment of commercial paper (Note 10)	(205)	—
Net cash used in financing activities	(431)	(645)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	13	4
Cash position
Net increase (decrease) in cash and cash equivalents	55	(161)
Cash and cash equivalents at beginning of period	464	451
Cash and cash equivalents at end of period	$519	$290

Supplemental cash flow information
Income taxes paid	$242	$184
Interest paid	$245	$147
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive Income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at January 1, 2024	932.1	$25,602	$88	$(618)	$16,420	$41,492	$919	$42,411
Net income (loss)	—	—	—	—	775	775	(1)	774
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income (Note 6)	—	—	—	695	—	695	23	718
Dividends declared ($0.19 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	13	—	—	13	—	13
Shares issued under stock option plan	0.5	27	(6)	—	—	21	—	21
Balance as at March 31, 2024	932.6	$25,629	$95	$77	$17,018	$42,819	$942	$43,761
Balance as at January 1, 2023	930.5	$25,516	$78	$91	$13,201	$38,886	$—	$38,886
Net income	—	—	—	—	800	800	—	800
Other comprehensive loss (Note 6)	—	—	—	(17)	—	(17)	—	(17)
Dividends declared ($0.19 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	10	—	—	10	—	10
Shares issued under stock option plan	0.4	22	(4)	—	—	18	—	18
Balance as at March 31, 2023	930.9	$25,538	$84	$74	$13,824	$39,520	$—	$39,520
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

1    Description of business and basis of presentation

Canadian Pacific Kansas City Limited ("CPKC" or the "Company") owns and operates a transcontinental freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S. and Mexico. The Company transports bulk commodities, merchandise and intermodal freight. CPKC's Common Shares trade on the Toronto Stock Exchange and New York Stock Exchange under the symbol “CP”.

On April 14, 2023, Canadian Pacific Railway Limited (“CPRL") assumed control of Kansas City Southern ("KCS") and changed CPRL's name to Canadian Pacific Kansas City Limited ("CPKC"). The Interim Consolidated Financial Statements as at and for the three months ended March 31, 2024 include KCS as a consolidated subsidiary. The Interim Consolidated Financial statements for the comparative three months ended March 31, 2023 report the Company's 100% equity interest in KCS as an equity-method investment (see Notes 8 and 9).

These unaudited interim consolidated financial statements as at and for the three months ended March 31, 2024 ("Interim Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). They do not include all of the information required for a complete set of annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2023 ("last annual financial statements"). Selected explanatory notes are included to explain events and transactions that are significant to an understanding of the changes in the Company's financial position and results of operations since the last annual financial statements. These Interim Consolidated Financial Statements have been prepared using the same significant accounting policies used in the last annual financial statements, except for the adoption of new standards (see Note 2). Amounts are stated in Canadian dollars unless otherwise noted.

The Company's operations and income for interim periods can be affected by seasonal fluctuations such as changes in customer demand and weather conditions, and may not be indicative of annual results.

2    Accounting changes

Recently adopted accounting standards

The accounting standards that have become effective during the three months ended March 31, 2024 did not have a material impact on the Interim Consolidated Financial statements.

Accounting standards not yet adopted

Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations when they are adopted.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2024	2023
Grain	$730	$515
Coal	209	155
Potash	137	132
Fertilizers and sulphur	104	96
Forest products	202	103
Energy, chemicals and plastics	702	366
Metals, minerals and consumer products	440	233
Automotive	265	125
Intermodal	638	492
Total freight revenues	3,427	2,217
Non-freight excluding leasing revenues	63	27
Revenues from contracts with customers	3,490	2,244
Leasing revenues	30	22
Total revenues	$3,520	$2,266

4    Income taxes

The effective tax rate including discrete items for the three months ended March 31, 2024 was 25.09%, compared to 16.90% for the same period of 2023.

For the three months ended March 31, 2024, the effective tax rate was 25.00%, excluding the discrete items of amortization of business acquisition fair value adjustments of $84 million, acquisition-related costs incurred by CPKC of $26 million, and adjustments to provisions for Mexican taxes of $10 million recognized in "Compensation and benefits".

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

Mexican Tax Audits

There are certain Mexican subsidiaries with ongoing audits for the years 2016-2018 and 2021. As at March 31, 2024, the Company believes that it has recorded sufficient income tax reserves with respect to these income tax examinations.

2014 Tax Assessment

The Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") 2014 Tax Assessment, which is currently in litigation, is expected to be resolved by the Administrative Court in 2024 (see Note 14).

5    Earnings per share

	For the three months ended March 31
(in millions, except per share data)	2024	2023
Net income attributable to controlling shareholders	$775	$800
Weighted-average basic shares outstanding	932.4	930.7
Dilutive effect of stock options	2.0	2.8
Weighted-average diluted shares outstanding	934.4	933.5
Earnings per share - basic	$0.83	$0.86
Earnings per share - diluted	$0.83	$0.86

For the three months ended March 31, 2024, there were 0.3 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2023 - 0.4 million).

6    Changes in Accumulated other comprehensive income ("AOCI") by component

Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2024	$837	$5	$(1,463)	$3	$(618)
Other comprehensive income before reclassifications	685	—	—	—	685
Amounts reclassified from AOCI	—	1	9	—	10
Net other comprehensive income	685	1	9	—	695
Closing balance, March 31, 2024	$1,522	$6	$(1,454)	$3	$77
Opening balance, January 1, 2023	$1,505	$—	$(1,410)	$(4)	$91
Other comprehensive (loss) income before reclassifications	(27)	—	—	3	(24)
Amounts reclassified from AOCI	—	1	6	—	7
Net other comprehensive (loss) income	(27)	1	6	3	(17)
Closing balance, March 31, 2023	$1,478	$1	$(1,404)	$(1)	$74

7    Accounts receivable, net

(in millions of Canadian dollars)	As at March 31, 2024	As at December 31, 2023
Total accounts receivable	$2,038	$1,976
Allowance for credit losses	(95)	(89)
Total accounts receivable, net	$1,943	$1,887

8    Business acquisition

Kansas City Southern

On December 14, 2021, the Company purchased 100% of the issued and outstanding shares of KCS with the objective of creating the only single-line railroad linking the U.S., Mexico and Canada, and the Company placed the shares of KCS in a voting trust. On March 15, 2023, the U.S. Surface Transportation Board (the “STB”) approved the Company and KCS’s joint merger application, and the Company assumed control of KCS on April 14, 2023 (the "Control Date"). From December 14, 2021 to April 13, 2023 the Company recorded its investment in KCS using the equity method of accounting.

Accordingly, the Company commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages. The results from operations and cash flows have been consolidated prospectively from the Control Date. The Company derecognized its previously held equity method investment in KCS of $44,402 million as of April 13, 2023 and remeasured the investment at its Control Date fair value of $37,227 million, which formed part of the purchase consideration, resulting in a net remeasurement loss of $7,175 million recorded in the second quarter of 2023. In addition, and on the same date, a deferred income tax recovery of $7,832 million was recognized upon the derecognition of the deferred tax liability computed on the outside basis that the Company had recognized in relation to its investment in KCS while accounted for using the equity method. The fair value of the previously held equity interest in KCS was determined by a discounted cash flow approach, which incorporated the Company’s best estimates of long-term growth rates, tax rates, discount rates, and terminal multiples.

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

The fair value of non-controlling interest was determined using a combination of the income and market approaches to determine the fair value of Meridian Speedway LLC in which Norfolk Southern Corporation ("NSC") owns a non-controlling interest, and this fair value was allocated proportionately between KCS and NSC.

The accounting for the acquisition of KCS was completed on April 13, 2024, with the end of the measurement period and the final validation of the fair values assigned to acquired assets and assumed liabilities. This validation was completed using additional information about facts and circumstances as of the Control Date, that was obtained during the measurement period.

The following table summarizes the final purchase price allocation with the amounts recognized in respect of the identifiable assets acquired and liabilities and non-controlling interest assumed on the Control Date, as well as the fair value of the previously held equity interest in KCS and the measurement period adjustments recorded:

(in millions of Canadian dollars)	Preliminary allocation - April 14, 2023	Measurement period adjustments	Final allocation
Net assets acquired:
Cash and cash equivalents	$298	$—	$298
Net working capital	51	(161)	(110)
Properties	28,748	1	28,749
Intangible assets	3,022	—	3,022
Other long-term assets	496	(6)	490
Debt including debt maturing within one year	(4,545)	—	(4,545)
Deferred income taxes	(6,984)	62	(6,922)
Other long-term liabilities	(406)	(37)	(443)
Total identifiable net assets	$20,680	$(141)	$20,539
Goodwill	17,491	141	17,632
	$38,171	$—	$38,171
Consideration:
Fair value of previously held equity method investment	$37,227	$—	$37,227
Intercompany payable balance, net acquired	12	—	12
Fair value of non-controlling interest	932	—	932
Total	$38,171	$—	$38,171

During the measurement period, which ended on April 13, 2024, adjustments were recorded as a result of new information that was obtained about facts and circumstances of certain KCS assets and liabilities as of the Control Date. New information obtained during 2023 was primarily in relation to CPKCM's value added tax assets and liabilities, as well as income and other tax positions. New information obtained during the first quarter of 2024 was primarily in relation to KCS's environmental liabilities, certain liabilities for other taxes in Mexico and legal and personal injury claims. Other adjustments recorded in relation to assets and liabilities were not significant in value. These adjustments to the Company's December 31, 2023 Consolidated Balance Sheet and March 31, 2024 Interim Consolidated Balance Sheet had a negligible impact to the Company's net income in 2023 and in the first quarter of 2024.

The net working capital acquired included trade receivables of $697 million and accounts payable and accrued liabilities of $1,014 million.

Intangible assets of $3,022 million consist of contracts and customer relationships with amortization periods of nine to 22 years as well as U.S. trackage rights and the KCS brand with indefinite estimated useful lives. Included in the acquired Properties are concession rights and related assets held under the terms of a concession from the Mexican government, which have fair values totalling $9,176 million. The Concession rights and related assets are amortized over the shorter of the underlying asset lives and the estimated concession term, including one renewal period of 74 years.

Net working capital and Other long-term liabilities included environmental liabilities of $15 million and $160 million, respectively, and legal and personal injury claims of $44 million and $40 million, respectively, which are contingent on the outcome of uncertain future events. The values are measured at estimated cost and evaluated for changes in facts at the end of the reporting period.

The excess of the total consideration, over the amounts allocated to acquired assets and assumed liabilities and non-controlling interest recognized, has been recognized as goodwill of $17,632 million. Goodwill represents future synergies and an acquired assembled workforce. All of the goodwill has been assigned to the rail transportation operating segment. None of the goodwill is expected to be deductible for income tax purposes.

In relation to certain Mexican tax liabilities identified and recorded through Goodwill during the measurement period, in the first quarter of 2024, the Company also recorded further accruals for liabilities incurred since the Control Date of $10 million, recognized as an expense within "Compensation and benefits".

On a pro forma basis, if the Company had consolidated KCS beginning on January 1, 2022, the revenue and net income attributable to controlling shareholders of the combined entity would be as follows for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in millions of Canadian dollars)	KCS Historical(1)	CPKC	KCS Historical(1)	Pro Forma CPKC
Revenue	$—	$3,520	$1,187	$3,456
Net income attributable to controlling shareholders	—	775	246	756
(1) KCS's results were translated into Canadian dollars at the Bank of Canada daily exchange rate for the three months ended March 31, 2023 with effective exchange rate of $1.35.

For the three months ended March 31, 2023, the supplemental pro forma Net income attributable to controlling shareholders for the combined entity were adjusted for:
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
•the removal of equity earnings from KCS, previously held as an equity method investment prior to the Control Date, of $204 million for the three months ended March 31, 2023; and
•income tax adjustments including:
◦a deferred tax recovery prior to the Control Date on amortization of fair value adjustments to investments, properties, intangible assets, and debt; and
◦a deferred tax recovery on the elimination of changes in the outside basis difference of the previously held equity investment in KCS.

During the three months ended March 31, 2024, the Company incurred $26 million in acquisition-related costs, of which:
•$4 million were recognized in "Compensation and benefits" primarily related to retention and synergy related incentive compensation costs;
•$2 million were recognized in "Materials"; and
•$20 million were recognized in "Purchased services and other" primarily related to software costs, relocation costs, and other third party purchased services.

During the three months ended March 31, 2023, the Company incurred $15 million in acquisition-related costs, of which $12 million were recorded within "Purchased services and other" and $3 million were recorded within "Other (income) expense".

Acquisition-related costs of $10 million incurred by KCS during the three months ended March 31, 2023 were included within "Equity earnings of Kansas City Southern".

During the three months ended March 31, 2024, the Company recognized $84 million ($61 million after deferred income tax recovery of $23 million) of KCS purchase accounting representing incremental depreciation and amortization in relation to fair value adjustments to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments in "Net income", including costs of:
•$79 million recognized in "Depreciation and amortization";
•$1 million recognized in "Purchased services and other";
•$5 million recognized in "Net interest expense";
•$1 million recognized in "Other (income) expense"; and
•a recovery of $2 million recognized in "Net loss attributable to non-controlling interest".

During the three months ended March 31, 2023, the Company recognized $42 million of KCS purchase accounting in "Equity earnings of Kansas City Southern".

9    Investment in KCS

On April 14, 2023, the Company assumed control of KCS and subsequently derecognized its previously held equity method investment in KCS (see Note 8).

For the three months ended March 31, 2023, the Company recognized $204 million of equity earnings of KCS, and received dividends from KCS of $300 million. Included within the equity earnings of KCS recognized for the period was amortization (net of tax) of basis differences of $42 million that related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and are amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments.

The following table presents summarized financial information for KCS, on its historical cost basis, for the period ended March 31, 2023:

Statement of Income

(in millions of Canadian dollars)(1)	For the three months ended March 31, 2023
Total revenues	$1,187
Total operating expenses	779
Operating income	408
Less: Other(2)	74
Income before income taxes	334
Net income	$246
(1) Amounts translated at the average foreign exchange ("FX") rate $1.00 USD = $1.35 CAD for the three months ended March 31, 2023.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

10    Debt

During the three months ended March 31, 2024, the Company repaid U.S. $48 million ($66 million) 5.41% Senior Secured Notes at maturity.

Commercial paper program

The Company has a commercial paper program, under which it may issue up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. This commercial paper program is backed by a U.S. $2.2 billion revolving credit facility. As at March 31, 2024, the Company had total commercial paper borrowings outstanding of U.S. $650 million ($881 million) included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheet (December 31, 2023 - U.S. $800 million). The weighted-average interest rate on these borrowings as at March 31, 2024 was 5.55% (December 31, 2023 - 5.59%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows, on a net basis.

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

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings, including commercial paper and term loans. The carrying value of short-term financial instruments approximate their fair value.

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $21,848 million as at March 31, 2024 (December 31, 2023 - $21,437 million), had a fair value of $20,449 million (December 31, 2023 - $20,550 million).

B. Financial risk management

FX management

Net investment hedge
The effect of the Company's net investment hedge included in "Other comprehensive income (loss)" for the three months ended March 31, 2024 was an unrealized FX loss of $103 million (three months ended March 31, 2023 - unrealized FX loss of $1 million).

Mexican Peso- U.S. dollar FX Forward contracts
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets or liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican pesos. The Company also has net monetary assets or liabilities denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other (income) expense". The Company has hedged its net exposure to Mexican peso/U.S dollar fluctuations in earnings with foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.

The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in "Other (income) expense". The cash flows associated with these instruments are classified as "Operating activities" within the Interim Consolidated Statements of Cash Flows.

During the three months ended March 31, 2024, the Company recorded a loss of $4 million related to foreign exchange currency forwards. As at December 31, 2023, the fair value of outstanding foreign exchange contracts included in "Accounts payable and accrued liabilities" was $60 million. As of January 12, 2024, the Company settled all outstanding foreign currency forward contracts, resulting in a cash outflow of $65 million.

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

12    Pension and other benefits

In the three months ended March 31, 2024, the Company made contributions to its defined benefit pension plans of $3 million (three months ended March 31, 2023 - $4 million).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended March 31
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Current service cost	$21	$18	$3	$2	$24	$20
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	117	121	6	5	123	126
Expected return on plan assets	(223)	(220)	—	—	(223)	(220)
Recognized net actuarial loss	10	8	—	—	10	8
Amortization of prior service costs	2	—	—	—	2	—
Total other components of net periodic benefit (recovery) cost	(94)	(91)	6	5	(88)	(86)
Net periodic benefit (recovery) cost	$(73)	$(73)	$9	$7	$(64)	$(66)

13    Stock-based compensation

As at March 31, 2024, the Company had several stock-based compensation plans including a stock options plan, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2024 of $59 million (three months ended March 31, 2023 - expense of $32 million).

Stock options plan

In the three months ended March 31, 2024, under the Company’s stock options plan, the Company issued 817,609 options at the weighted-average price of $113.77 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire after seven years from the grant date.

Under the fair value method, the fair value of the stock options at grant date was approximately $27 million. The weighted-average fair value assumptions were approximately:

For the three months ended March 31, 2024
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	3.88%
Expected share price volatility(3)	28.38%
Expected annual dividends per share(4)	$0.760
Expected forfeiture rate(5)	3.12%
Weighted-average grant date fair value per option granted during the period	$33.27
(1)Represents the period of time that awards are expected to be outstanding. Historical data on exercise behaviour or, when available, specific expectations regarding future exercise behaviour were used to estimate the expected life of the option.
(2)Based on the implied yield available on zero-coupon government issues with an equivalent term commensurate with the expected term of the option.
(3)Based on the historical volatility of the Company’s stock price over a period commensurate with the expected term of the option.
(4)Determined by the current annual dividend at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option.
(5)The Company estimates forfeitures based on past experience. This rate is monitored on a periodic basis.

Performance share unit plans

During the three months ended March 31, 2024, the Company issued 568,159 Performance Share Units ("PSUs") with a grant date fair value of $65 million and 25,589 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into DSUs pursuant to the DSU plan, are eligible for a 25% company match if the employee has not exceeded their share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for 568,159 PSUs and all PDSUs granted in the three months ended March 31, 2024 is January 1, 2024 to December 31, 2026 and the performance factors are Free Cash Flow ("FCF"), annualized earnings before interest, tax, depreciation, and amortization ("EBITDA"), and Total Shareholder Return "TSR" compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class 1 Railroads.

The performance period for all of the 431,430 PSUs and 12,694 PDSUs granted in 2021 was January 1, 2021 to December 31, 2023, and the performance factors were Return on Invested Capital ("ROIC"), TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I Railways. The resulting payout was 135% of the outstanding units multiplied by the Company's average common share price calculated based on the last 30 trading days preceding December 31, 2023. In the first quarter of 2024, payouts were $54 million on 399,372 PSUs, including dividends reinvested. The 11,372 PDSUs that vested on December 31, 2023, with a fair value of $2 million, including dividends reinvested and matching units, will be paid out in future reporting periods pursuant to the DSU plan (as described above).

14    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2024 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgment motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgment and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgment motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgment reduction provisions do not require trial, and were fully briefed in 2024. On January 5, 2024, the Court issued its decision finding that the Company is liable for approximately U.S. $3.9 million plus pre-judgment interest, but declined to determine whether judgment reduction provisions were applicable, referring the parties to a court in Maine on that issue. On January 18, 2024, the Company filed a motion for reconsideration for the Court to apply the judgment reduction provisions. On January 19, 2024, the trustee for the wrongful death trust filed a Notice of Appeal for the January 5, 2024 decision, as well as prior decisions. On February 23, 2024, the Court denied the Company’s motion for reconsideration, again referring the parties to a court in Maine to apply the judgment reduction provision. On March 6, 2024, the Company filed its notice of appeal of this latest ruling, as well as prior decisions.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, the Company denies liability and is vigorously defending these proceedings.

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court has not provided any indication of how the damages, which are currently estimated to total approximately $220 million, should be apportioned between the Company and Alberta. As a result, at this time, the Company cannot reasonably estimate the amount of damages for which it is liable under the ruling of the Court. The Company has filed an appeal of the Court’s decision.

2014 Tax Assessment

In April 2022, the Servicio de Administración Tributaria ("SAT”) (Mexican tax authority) delivered an audit assessment on CPKCM’s 2014 tax returns (the “2014 Assessment’). As at March 31, 2024, the assessment was Ps.6,141 million ($499 million), which included inflation, interest, and penalties. In July 2022, CPKCM filed an administrative appeal with the SAT to revoke the

2014 Assessment and challenge that the SAT’s delivery of the assessment by electronic tax mailbox was in violation of an enforceable court injunction previously granted to CPKCM. In September 2022, the SAT dismissed CPKCM’s administrative appeal on grounds that it was not submitted timely. In November 2022, CPKCM filed a lawsuit in Administrative Court challenging the legality of the SAT's delivery of the assessment by electronic mailbox and also the SAT’s dismissal of CPKCM’s administrative appeal. The Administrative Court is expected to render a decision on the legality of the 2014 Assessment in 2024. CPKCM expects to prevail based on the technical merits of its case.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three months ended March 31, 2024 was $2 million (three months ended March 31, 2023 - $1 million). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”. The total amount provided as at March 31, 2024 was $252 million (December 31, 2023 - $220 million) including liabilities recognized with the acquisition of KCS. Payments are expected to be made over 10 years through 2033.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes for the three months ended March 31, 2024 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2023 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "CPKC", "the Company", "our", or "us" are to Canadian Pacific Kansas City Limited ("CPKC") and its subsidiaries, which includes Kansas City Southern ("KCS") as a consolidated subsidiary on and from April 14, 2023 (the "Control Date"). Prior to April 14, 2023, the Company's 100% interest in KCS was reported as an equity-method investment.

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

Executive Summary

First Quarter of 2024 Results

•Financial performance - In the first quarter of 2024, the Company reported Diluted earnings per share ("EPS") of $0.83, a decrease of 3% compared to the same period of 2023. Core adjusted combined diluted EPS was $0.93, an increase of 3% compared to the same period of 2023. The Company reported Operating ratio of 67.4%, a 400 basis point increase compared to the same period of 2023. Core adjusted combined operating ratio was 64.0%, a 50 basis point increase compared to the same period of 2023. Core adjusted combined diluted EPS and Core adjusted combined operating ratio are defined and reconciled in the Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the first quarter of 2024, net income from KCS was $280 million compared to KCS equity earnings of $204 million in the same period of 2023. The higher overall contribution from KCS was primarily due to a decrease in net interest expense as a result of the completion of the debt exchange in 2023 and lower FX loss. In the first quarter of 2024, KCS contributed $370 million to Operating income, which increased CPKC's operating ratio by 1.4%.

•Total revenues - Total revenues increased by 55% in the first quarter of 2024 to $3,520 million, compared to the same period of 2023. The increase was primarily due to the impact of the KCS acquisition and higher freight rates, partially offset by lower fuel prices.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended March 31
	2024	2023	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	95,809	67,449	42
Train miles (thousands)	11,995	7,257	65
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.065	0.973	9
Total employees (average)	19,997	12,935	55

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the first quarter of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of U.S. grain, Intermodal, and crude. This increase was partially offset by lower volumes of Canadian grain and Metals, minerals and consumer products.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles in the first quarter of 2024 reflects the impact of a 42% increase in workload (GTMs), and a 14% decrease in train weights, which was primarily due to the impact of the KCS acquisition.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The decrease in Fuel efficiency in the first quarter of 2024 was primarily due to the impact of the KCS acquisition as a result of the decrease in train weights.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs. The increase in the average number of total employees in the first quarter of 2024 was primarily due to the acquisition of KCS.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results as at, and for the three months ended, March 31, 2024 and the comparative figures in 2023. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2024	2023
Financial Performance
Total revenues	$3,520	$2,266
Operating income	1,149	829
Net income attributable to controlling shareholders	775	800
Basic EPS	0.83	0.86
Diluted EPS	0.83	0.86
Core adjusted combined diluted EPS(1)	0.93	0.90
Dividends declared per share	0.19	0.19
Financial Ratios
Operating ratio(2)	67.4%	63.4%
Core adjusted combined operating ratio(1)	64.0%	63.5%
(1)These measures have no standardized meanings prescribed by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. These measures are defined and reconciled in the Non-GAAP Measures section.
(2)Operating ratio is defined as operating expenses divided by revenues.

Results of Operations

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in Freight revenues and certain variable expenses such as fuel, equipment rents, and crew costs. Non-freight revenues are generated from leasing of certain assets, interline switching, and other arrangements including contracts with passenger service operators, subsurface and mineral rights agreements, and logistical services.

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$3,427	$2,217	$1,210	55
Non-freight revenues (in millions)	93	49	44	90
Total revenues (in millions)	$3,520	$2,266	$1,254	55
Carloads (in thousands)	1,072.6	679.5	393.1	58
Revenue ton-miles (in millions)	51,838	37,549	14,289	38
Freight revenue per carload (in dollars)	$3,195	$3,263	$(68)	(2)
Freight revenue per revenue ton-mile (in cents)	6.61	5.90	0.71	12

Total Revenues
The increase in Freight revenues in the first quarter of 2024 was primarily due to the impact of the KCS acquisition of $1,215 million, higher freight rates, and higher volumes as measured by RTMs, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue and the unfavourable impact of the change in FX. The increase in Non-freight revenues was primarily due to higher revenue from a fibre optic agreement and the impact of the KCS acquisition of $17 million.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the first quarter of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of U.S. grain, Intermodal, and crude, partially offset by lower volumes of Canadian grain and Metals, minerals and consumer products. Carloads have increased more than RTMs due to the impact of the KCS acquisition as KCS has a shorter average length of haul.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM in the first quarter of 2024 was primarily due to the impact of the KCS acquisition and higher freight rates, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue of $68 million and the unfavourable impact of the change in FX of $3 million.

Fuel Cost Adjustment Program
Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $412 million in the first quarter of 2024, an increase of $100 million, or 32%, from $312 million in the same period of 2023. This increase was primarily due to the impact of the KCS acquisition and higher volumes, partially offset by lower fuel prices and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program.

Lines of Business

Grain

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$730	$515	$215	42
Carloads (in thousands)	132.3	104.8	27.5	26
Revenue ton-miles (in millions)	14,570	10,014	4,556	45
Freight revenue per carload (in dollars)	$5,518	$4,914	$604	12
Freight revenue per revenue ton-mile (in cents)	5.01	5.14	(0.13)	(3)

The increase in Grain revenue in the first quarter of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of U.S. corn to the U.S. Pacific Northwest and Alberta, and higher freight rates. This increase was partially offset by lower volumes of Canadian grain to Vancouver, British Columbia ("B.C.") due to a smaller crop size for the 2023-2024 crop year and decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of lower fuel prices on fuel surcharge revenue and the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of U.S. corn to the U.S. Pacific Northwest and Alberta, which have longer lengths of haul.

Coal

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$209	$155	$54	35
Carloads (in thousands)	108.2	72.4	35.8	49
Revenue ton-miles (in millions)	5,252	3,925	1,327	34
Freight revenue per carload (in dollars)	$1,932	$2,141	$(209)	(10)
Freight revenue per revenue ton-mile (in cents)	3.98	3.95	0.03	1

The increase in Coal revenue in the first quarter of 2024 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of Canadian coal to Vancouver. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue, lower volumes of Canadian coal to Kamloops, B.C. as a result of extreme cold weather in January, and lower volumes of U.S. coal driven by reduced power prices which decreases demand for coal. Freight revenue per RTM increased due to higher freight rates.

Potash

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$137	$132	$5	4
Carloads (in thousands)	37.0	36.9	0.1	—
Revenue ton-miles (in millions)	4,110	4,010	100	2
Freight revenue per carload (in dollars)	$3,703	$3,577	$126	4
Freight revenue per revenue ton-mile (in cents)	3.33	3.29	0.04	1

The increase in Potash revenue in the first quarter of 2024 was primarily due to higher volumes of domestic potash, higher volumes of export potash to Texas and Thunder Bay, Ontario, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue and lower volumes of export potash to Kamloops, B.C. Freight revenue per RTM increased due to higher freight rates.

Fertilizers and Sulphur

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$104	$96	$8	8
Carloads (in thousands)	17.2	17.0	0.2	1
Revenue ton-miles (in millions)	1,366	1,340	26	2
Freight revenue per carload (in dollars)	$6,047	$5,647	$400	7
Freight revenue per revenue ton-mile (in cents)	7.61	7.16	0.45	6

The increase in Fertilizers and sulphur revenue in the first quarter of 2024 was primarily due to the impact of the KCS acquisition and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue and lower volumes of sulphur and wet fertilizers. Freight revenue per RTM increased due to higher freight rates.

Forest Products

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$202	$103	$99	96
Carloads (in thousands)	35.9	17.7	18.2	103
Revenue ton-miles (in millions)	2,244	1,378	866	63
Freight revenue per carload (in dollars)	$5,627	$5,819	$(192)	(3)
Freight revenue per revenue ton-mile (in cents)	9.00	7.47	1.53	20

The increase in Forest products revenue in the first quarter of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of lumber from B.C. and Alberta to the U.S. Midwest, and higher freight rates. This increase was partially offset by lower volumes of wood pulp from Ontario to the U.S. Midwest and the unfavourable impact of lower fuel prices on fuel surcharge revenue.

Energy, Chemicals and Plastics

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$702	$366	$336	92
Carloads (in thousands)	144.5	75.2	69.3	92
Revenue ton-miles (in millions)	9,719	6,207	3,512	57
Freight revenue per carload (in dollars)	$4,858	$4,867	$(9)	—
Freight revenue per revenue ton-mile (in cents)	7.22	5.90	1.32	22

The increase in Energy, chemicals and plastics revenue in the first quarter of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of fuel oil from Alberta to B.C., higher volumes of DRUbitTM crude to Port Arthur, Texas and conventional crude to Chicago, Illinois, higher volumes of plastics, and higher freight rates. This increase was partially offset by lower volumes of liquefied petroleum gas and diluents, the unfavourable impact of lower fuel prices on fuel surcharge revenue, and the unfavourable impact of the change in FX.

Metals, Minerals and Consumer Products

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$440	$233	$207	89
Carloads (in thousands)	129.7	61.8	67.9	110
Revenue ton-miles (in millions)	4,701	2,911	1,790	61
Freight revenue per carload (in dollars)	$3,392	$3,770	$(378)	(10)
Freight revenue per revenue ton-mile (in cents)	9.36	8.00	1.36	17

The increase in Metals, minerals and consumer products revenue in the first quarter of 2024 was primarily due to the impact of the KCS acquisition and increased freight revenue per RTM. This increase was partially offset by lower volumes of frac sand to the Bakken and Permian Basin shale formations, lower volumes of steel, and lower volumes of food and consumer products, the unfavourable impact of lower fuel prices on fuel surcharge revenue, and the unfavourable impact of the change in FX. Freight revenue per RTM increased due to higher freight rates.

Automotive

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$265	$125	$140	112
Carloads (in thousands)	55.7	28.7	27.0	94
Revenue ton-miles (in millions)	997	474	523	110
Freight revenue per carload (in dollars)	$4,758	$4,355	$403	9
Freight revenue per revenue ton-mile (in cents)	26.58	26.37	0.21	1

The increase in Automotive revenue in the first quarter of 2024 was primarily due to the impact of the KCS acquisition, higher volumes from Ontario to the U.S. Midwest and western Canada, from Chicago to various destinations in Canada, and from Vancouver to eastern Canada, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates. RTMs increased more than carloads due to moving higher volumes from Ontario to B.C. and from Vancouver to eastern Canada, which have longer lengths of haul.

Intermodal

For the three months ended March 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$638	$492	$146	30
Carloads (in thousands)	412.1	265.0	147.1	56
Revenue ton-miles (in millions)	8,879	7,290	1,589	22
Freight revenue per carload (in dollars)	$1,548	$1,857	$(309)	(17)
Freight revenue per revenue ton-mile (in cents)	7.19	6.75	0.44	7

The increase in Intermodal revenue in the first quarter of 2024 was primarily due to the impact of KCS acquisition, higher international intermodal volumes to and from the Port of Vancouver, higher domestic intermodal wholesale volumes, and higher freight rates. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue.

Operating Expenses

For the three months ended March 31 (in millions of Canadian dollars)	2024	2023	Total Change	% Change
Compensation and benefits	$690	$438	$252	58
Fuel	458	326	132	40
Materials	94	72	22	31
Equipment rents	82	30	52	173
Depreciation and amortization	467	225	242	108
Purchased services and other	580	346	234	68
Total operating expenses	$2,371	$1,437	$934	65

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense in the first quarter of 2024 was primarily due to:
•the impact of the KCS acquisition of $212 million;
•the impact of wage and benefit inflation;
•increased stock-based compensation of $20 million primarily driven by the change in share price; and
•higher acquisition-related costs incurred by CPKC, excluding KCS's acquisition-related costs, including stock-based compensation of $4 million.

This increase was partially offset by retroactive payments on ratification of collective bargaining agreements in the prior year and lower training costs.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense in the first quarter of 2024 was primarily due to:
•the impact of the KCS acquisition of $158 million;
•an increase in workload, as measured by GTMs; and
•a decrease in fuel efficiency due to running shorter and lighter trains.

This increase was partially offset by the favourable impact of lower fuel prices of $27 million.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense in the first quarter of 2024 was primarily due to the impact of the KCS acquisition of $29 million, partially offset by a decrease in track and freight car maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense in the first quarter of 2024 was primarily due to the impact of the KCS acquisition of $32 million and reduced recoveries from other railway's use of the Company’s locomotives.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession with the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the first quarter of 2024 was primarily due to the impact of the KCS acquisition of $224 million, including additional depreciation of $59 million and amortization of $20 million attributed to fair value adjustments to properties and intangible assets with finite lives recognized upon the acquisition of KCS, and a higher depreciable asset base.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injuries and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance. The increase in Purchased services and other expense in the first quarter of 2024 was primarily due to:
•the impact of the KCS acquisition of $207 million;
•higher terminal service costs;
•an increase in casualty incidents and higher personal injury costs;
•an increase in bad debt expense;
•the impact of cost inflation; and
•an increase in acquisition-related costs.

The increase was partially offset by a one-time fee of $34 million (U.S. $25 million) received in connection with the Company's agreement to waive a departing executive's non-competition agreement with respect to their employment with Norfolk Southern Corporation.

Other Income Statement Items

Equity Earnings of Kansas City Southern

On April 14, 2023, the Company assumed control of KCS, and subsequently ceased recognizing equity earnings of KCS.

The Company recognized $204 million (U.S. $151 million) of equity earnings of KCS in the three months ended March 31, 2023. This amount was net of amortization of basis differences of $42 million (U.S. $31 million) associated with KCS purchase accounting, and was net of acquisition-related costs (net of tax) incurred by KCS. These basis differences related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and were amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments. Acquisition-related costs (net of tax) incurred by KCS in the first quarter of 2023 were $10 million (U.S. $7 million). KCS U.S. dollar historical results were translated at the average FX rate for the first three months ended March 31, 2023 of $1.00 USD= $1.35 CAD.

Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX on cash and working capital, the impact of foreign currency forwards, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other income was $2 million in the first quarter of 2024, a change of $4 million, or 200%, compared to an expense of $2 million in the same period of 2023. This change was primarily due to a decrease in net acquisition-related costs of $3 million driven by the KCS Debt exchange.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery are related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery was $88 million in the first quarter of 2024, an increase of $2 million, or 2%, compared to the same period of 2023. The increase was due to a decrease in interest cost on benefit obligation of $3 million and an increase in expected return on plan assets of $3 million, partially offset by an increase in recognized net actuarial loss of $2 million and an increase in amortization of prior service costs of $2 million.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $206 million in the first quarter of 2024, an increase of $52 million, or 34%, from $154 million in the same period of 2023. The increase was primarily due to:
•interest of $37 million incurred on debt previously issued by KCS and exchanged with Canadian Pacific Railway Company ("CPRC") following the acquisition of control;
•higher interest on commercial paper of $15 million as a result of higher borrowings along with higher interest rates; and
•the impact of the KCS Purchasing Accounting of $5 million.

This increase was partially offset by lower interest costs of $4 million following the repayment of maturing long-term debt.

Income Tax Expense

Income tax expense was $259 million in the first quarter of 2024, an increase of $96 million, or 59%, from $163 million in the same period of 2023. The increase was primarily due to the impact of the KCS acquisition of $94 million, net of deferred tax recoveries on the amortization of business acquisition fair value adjustments of $22 million, and an outside basis deferred tax recovery of $23 million, recorded in the first quarter of 2023, arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment, partially offset by lower taxable earnings resulting in a decrease to current tax expense.

The effective tax rate in the first quarter of 2024 was 25.09% compared to 16.90% in the same period of 2023. The Core adjusted effective tax rate in the first quarter of 2024 was 25.00%, compared to 24.50% in the same period of 2023. The Company's 2024 Core adjusted effective tax rate is expected to be between 25.00% to 25.50%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future financial trends either by nature or amount nor provide comparability to past performance. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes equity earnings of KCS (net of tax) and KCS purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 2024 outlook for its Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2023 Annual Report on Form 10-K.

Impact of Foreign Exchange on Earnings and Foreign Exchange Risk

Although the Company is headquartered in Canada and reports in Canadian dollars, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars and Mexican pesos. In addition, equity earnings of KCS earned in the prior year are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, commodity prices, and Canadian, U.S., and international monetary policies. Fluctuations in FX affect the Company’s results because revenues and expenses denominated in U.S. dollars and Mexican pesos are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. Mexican peso-denominated revenues and expenses increase (decrease) when the U.S. dollar weakens (strengthens) in relation to the Mexican peso.

In the first quarter of 2024, the U.S. dollar has remained flat at an average rate of $1.35 Canadian/U.S. dollar, compared to the first quarter of 2023.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $75 million (December 31, 2023 – approximately $75 million), negatively (or positively) impacts Operating expenses by approximately $47 million (December 31, 2023 – approximately $46 million), and negatively (or positively) impacts Net interest expense by approximately $6 million (December 31, 2023 – approximately $5 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $8 million (December 31, 2023 – approximately $7 million) and negatively (or positively) impacts Operating expenses by approximately $9 million (December 31, 2023 – approximately $7 million).

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

Impact of Fuel Price on Earnings

Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of the Company's operating costs. As fuel prices fluctuate, there will be a timing impact on earnings due to the timing of recoveries from the Company's fuel cost adjustment program.

The impact of fuel price on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In the first quarter of 2024, the unfavourable impact of fuel prices on Operating income was $41 million. Lower fuel prices and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program resulted in a decrease in Total revenues of $68 million from the same period of 2023. Lower fuel prices resulted in a decrease in Total operating expenses of $27 million from the same period of 2023.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In the first quarter of 2024, the change in Common Share prices resulted in stock-based compensation expense of $21 million, an increase of $17 million, from $4 million in the same period of 2023.

Based on information available at March 31, 2024 and expectations for 2024 share-based grants, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $1.7 million to $2.4 million (December 31, 2023 - approximately $1.6 million to $2.3 million). This excludes the impact of changes in Common Share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 13 Stock-based compensation.

Liquidity and Capital Resources

The Company's primary sources of liquidity include its Cash and cash equivalents, commercial paper program and bilateral letter of credit facilities. The Company believes that these sources as well as cash flow generated through operations and existing debt capacity are adequate to meet its short-term and long-term cash requirements. The Company is not aware of any material trends, events, or uncertainties that would create any deficiencies in the Company's liquidity.

As at March 31, 2024, the Company had $519 million of Cash and cash equivalents compared to $464 million at December 31, 2023.

During the three months ended March 31, 2024, the Company repaid U.S.$48 million ($66 million) 5.41% Senior Secured Notes.

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. The Company's existing commercial paper program is backed by a U.S. $2.2 billion revolving credit facility. As at March 31, 2024, the Company had total commercial paper borrowings outstanding of U.S. $650 million ($881 million) (December 31, 2023 - U.S. $800 million).

The Company has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at March 31, 2024, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2023 - $nil) and had letters of credit drawn of $91 million (December 31, 2023 - $93 million) from a total available amount of $300 million.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, supplier purchases, capital commitments, leases, and other long term liabilities. As at March 31, 2024 debt and finance leases, interest obligations related to debt and finance leases, and letters of credit amount to $3,909 million, $788 million and $91 million within the next 12 months, respectively, with remaining amounts committed thereafter of $19,523 million, $16,742 million and $nil, respectively. Future capital commitments amount to $897 million within the next 12 months, and $1,465 million committed thereafter.

Supplier purchase agreements and other long-term liabilities amount to $261 million and $70 million within the next 12 months, respectively, with remaining amounts committed thereafter of $309 million and $645 million, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2023 Annual Report on Form 10-K.

Concession Duty

Under Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM")'s 50-year Concession, which could expire in 2047 unless extended, CPKCM pays annual concession duty expense of 1.25% of its gross revenues.

Guarantees

The Company accrues for all guarantees that it expects to pay. As at March 31, 2024, these accruals amounted to $11 million (December 31, 2023 - $8 million).

Operating Activities

Cash provided by operating activities was $1,015 million in the first quarter of 2024, an increase of $134 million, or 15%, compared to $881 million in the same period of 2023. The increase was primarily due to higher cash generating income, including the impact of the acquisition of KCS, compared to the same period of 2023. This was partially offset by the settlement of foreign currency forward contracts in the first quarter of 2024.

Investing Activities

Cash used in investing activities was $542 million in the first quarter of 2024, an increase of $141 million, or 35%, compared to $401 million in the same period of 2023. The increase was primarily due to higher capital additions, including the impact of the acquisition of KCS, compared to the same period of 2023.

Financing Activities

Cash used in financing activities was $431 million in the first quarter of 2024, a decrease of $214 million, or 33%, compared to $645 million in the same period of 2023. The decrease was primarily due to principal repayments of $66 million (U.S. $48 million) on the 5.41% Senior Secured Notes at maturity in the first quarter of 2024, compared to principal repayments of $479 million (U.S. $350 million) on the 4.450% 12.5-year at maturity in the same period of 2023. This decrease was partially offset by $205 million commercial paper repayments in the first quarter of 2024, compared to no repayments during the same period of 2023.

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

As at March 31, 2024, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2023. During the first quarter of 2024, Moody's Investor Service ("Moody's") upgraded the Company's outlook from stable to positive. The following table shows the ratings issued for the Company by the rating agencies noted as at March 31, 2024 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at March 31, 2024(1)

Long-term debt	Outlook
Standard & Poor's	BBB+	stable
Moody's	Baa2	positive

Commercial paper program
Standard & Poor's	A-2	N/A
Moody's	P-2	N/A
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

As of the date of filing this Form 10-Q, CPRC had U.S. $14,714 million principal amount of debt securities outstanding due through 2115 which includes the debt exchanged for KCS debt as described below; and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $2,300 million principal amount of debt securities issued under Canadian Securities Law due through 2050 for which CPKC is the guarantor and not subject to the Exchange Act.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	For the three months ended March 31, 2024	For the year ended December 31, 2023
Total revenues	$1,671	$6,577
Total operating expenses	1,102	4,074
Operating income(1)	569	2,503
Less: Other(2)	70	468
Income before income tax expense	499	2,035
Net income	$343	$1,480
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the three months ended March 31, 2024 and for the year ended December 31, 2023 of $115 million and $463 million, respectively.
(2)Includes Other (income) expense, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	As at March 31, 2024	As at December 31, 2023
Assets
Current assets	$1,327	$1,240
Properties	12,483	12,327
Other non-current assets	3,657	3,562

Liabilities
Current liabilities	$5,128	$4,359
Long-term debt	18,645	19,169
Other non-current liabilities	3,474	3,412

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	For the three months ended March 31, 2024	For the year ended December 31, 2023
Dividend income from non-guarantor subsidiaries	$123	$309
Capital contributions to non-guarantor subsidiaries	—	(4,324)

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	As at March 31, 2024	As at December 31, 2023
Assets
Accounts receivable, intercompany	$452	$455
Short-term advances to affiliates	1,685	1,788
Long-term advances to affiliates	11,311	7,072

Liabilities
Accounts payable, intercompany	$248	$347
Short-term advances from affiliates	2,563	2,783
Long-term advances from affiliates	3,968	—

Share Capital

At April 23, 2024, the latest practicable date, there were 932,704,551 Common Shares and no preferred shares issued and outstanding, which consists of 13,600 holders of record of the Common Shares. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. All number of options presented herein are shown on the basis of the number of shares subject to the options. At April 23, 2024, 6,653,686 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 21,002,149 options available to be issued by the Company’s MSOIP in the future. The Company also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

Non-GAAP Measures

The Company presents Non-GAAP measures, including Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share, to provide an additional basis for evaluating underlying earnings trends in the Company's current period's financial results that can be compared with the results of operations in prior period. Management believes these Non-GAAP measures facilitate a multi-period assessment of long-term profitability.

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

Non-GAAP Performance Measures

On April 14, 2023, Canadian Pacific Railway Limited obtained control of KCS and CPKC began consolidating KCS, which had been accounted for under the equity method of accounting between December 14, 2021 and April 13, 2023. On the Control Date, CPKC’s previously-held interest in KCS was remeasured to its Control Date fair value. CPKC presents Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share to give effect to results after isolating and removing the impact of the acquisition of KCS on those results. These measures provide a comparison to prior period financial information, as adjusted to exclude certain significant items, and are used to evaluate CPKC’s operating performance and for planning and forecasting future business operations and future profitability.

Management believes the use of Non-GAAP measures provides meaningful supplemental information about our operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, adjustments to provisions and settlements of Mexican taxes, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), as recognized within "Equity earnings of Kansas City Southern" in the Company's Interim Consolidated Statements of Income, loss on derecognition of CPKC’s previously held equity method investment in KCS, discrete tax items, changes in the outside basis tax difference between the carrying amount of CPKC's equity investment in KCS and its tax basis of this investment, a deferred tax recovery related to the elimination of the deferred tax liability on the outside basis difference of the investment, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, debt exchange transaction costs, community investments, fair value gain or loss on foreign exchange ("FX") forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, restructuring, employee retention and synergy incentive costs, and transaction and integration costs incurred by KCS. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company expects to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of CPKC's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of CPKC's financial information.

In addition, Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, amortization of the change in fair value of debt of KCS assumed on the Control Date, and depreciation and amortization of fair value adjustments that are attributable to non-controlling interest, as recognized within "Depreciation and amortization", "Other (income) expense", "Net interest expense", and "Net loss attributable to non-controlling interest", respectively, in the Company's Interim Consolidated Statements of Income. During the periods that KCS was equity accounted for, from December 14, 2021 to April 13, 2023, KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company, net of tax, as recognized within "Equity earnings of Kansas City Southern" in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

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

In the three months ended March 31, 2024, there were two significant items included in the Net income attributable to controlling shareholders as reported on a GAAP basis as follows:

•adjustments to provisions for Mexican taxes of $10 million ($10 million after deferred tax recovery) recognized in "Compensation and benefits", that unfavourably impacted Diluted EPS by 1 cent; and
•acquisition-related costs of $26 million in connection with the KCS acquisition ($20 million after current tax recovery of $6 million) including costs of $4 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents.

In the three months ended March 31, 2023, there were two significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:

•a deferred tax recovery of $23 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 3 cents; and
•acquisition-related costs of $25 million ($21 million after current tax recovery of $4 million), including costs of $12 million recognized in "Purchased services and other", $3 million recognized in "Other (income) expense", and $10 million recognized in "Equity earnings of KCS", that unfavourably impacted Diluted EPS by 2 cents.

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis was as follows:

2024:
•during the three months ended March 31, 2024, KCS purchase accounting of $84 million ($61 million after deferred tax recovery of $23 million), including costs of $79 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

2023:
•during the three months ended March 31, 2023, KCS purchase accounting of $42 million recognized in "Equity earnings of KCS" that unfavourably impacted Diluted EPS by 5 cents.

	For the three months ended March 31
	2024	2023
CPKC diluted earnings per share as reported	$0.83	$0.86
Less:
Significant items (pre-tax):
Adjustments to provisions and settlements of Mexican taxes	(0.01)	—
Acquisition-related costs	(0.03)	(0.03)
KCS purchase accounting	(0.09)	(0.05)
Add:
Tax effect of adjustments(1)	(0.03)	(0.01)
Deferred tax recovery on the outside basis difference of the investment in KCS	—	(0.03)
Core adjusted combined diluted earnings per share(2)	$0.93	$0.90
(1)The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 24.61% for the three months ended March 31, 2024, and 5.75% for the three months ended March 31, 2023, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.
(2) The Company previously used the non-GAAP measure Core adjusted diluted earnings per share, which was calculated as diluted earnings per share adjusted for significant items less KCS purchase accounting. Core adjusted diluted earnings per share was $0.90 for the three months ended March 31, 2023, which is the same as the revised measure Core adjusted combined diluted earnings per share, as KCS was equity accounted for within CPKC's results.

Core Adjusted Combined Operating Ratio

Core adjusted combined operating ratio is calculated from reported GAAP revenue and operating expenses adjusted for (1) KCS operating income prior to the Control Date and giving effect to transaction accounting adjustments in a consistent manner with Regulation S-X Article 11 ("Article 11"), where applicable, (2) significant items (acquisition-related costs and adjustments to provisions and settlement of Mexican taxes) that are reported within Operating income, and (3) KCS purchase accounting recognized in "Depreciation and amortization" and "Purchased services and other".

This combined measure does not purport to represent what the actual consolidated results of operations would have been had the Company obtained control of KCS and consolidation actually occurred on January 1, 2022, nor is it indicative of future results. This information is based upon assumptions that CPKC believes reasonably reflect the impact to CPKC's historical financial information, on a supplemental basis, of obtaining control of KCS had it occurred as of January 1, 2022. This information does not include anticipated costs related to integration activities, cost savings or synergies that may be achieved by the combined company.

Significant items included in operating ratio on a combined basis were as follows:

2024:
•during the three months ended March 31, 2024, adjustments to provisions for Mexican taxes of $10 million recognized in "Compensation and benefits", that unfavourably impacted operating ratio by 0.3%; and
•during the three months ended March 31, 2024, acquisition-related costs were $26 million in connection with the KCS acquisition including costs of $4 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8%.

2023:
•during the three months ended March 31, 2023, acquisition-related costs were $25 million in connection with the KCS acquisition, calculated in a manner consistent with Article 11, including costs of $11 million recognized in "Compensation and benefits" and $14 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis by 0.7%.

KCS purchase accounting included in operating ratio on a combined basis was as follows:

2024:
•during the three months ended March 31, 2024, KCS purchase accounting of $80 million including $79 million recognized in "Depreciation and amortization" and $1 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.3%.

2023:
•during the three months ended March 31, 2023, KCS purchase accounting of $80 million, calculated in a manner consistent with Article 11, recognized in "Depreciation and amortization", that unfavourably impacted operating ratio on a combined basis by 2.3%.

	For the three months ended March 31
	2024	2023(3)
CPKC operating ratio as reported	67.4%	63.4%
Add:
KCS operating income as reported prior to Control Date(1)	—%	0.8%
Pro forma Article 11 transaction accounting adjustments(2)	—%	2.3%
	67.4%	66.5%
Less:
Adjustments to provisions and settlements of Mexican taxes	0.3%	—%
Acquisition-related costs	0.8%	0.7%
KCS purchase accounting in Operating expenses	2.3%	2.3%
Core adjusted combined operating ratio	64.0%	63.5%
(1)KCS results were translated into Canadian dollars at the Bank of Canada monthly average rate for the three months ended March 31, 2023 of $1.35.
(2)Pro forma Article 11 transaction accounting adjustments represent adjustments made for the three months ended March 31, 2023 in a manner consistent with Article 11, and include depreciation and amortization of differences between the historic carrying values and the provisional fair values of KCS's tangible and intangible assets and investments prior to the Control Date that unfavourably impacted operating ratio by 2.3% and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions.
For more information about these pro forma transaction accounting adjustments for the three months ended March 31, 2023, please see Exhibit 99.1 “Selected Unaudited Combined Summary of Historical Financial Data” of CPKC’s Current Report on Form 8-K furnished with the Securities and Exchange Commission (“SEC”) on May 15, 2023.
(3)The Company previously used the Non-GAAP measure Adjusted operating ratio, which was defined as operating ratio excluding those significant items that are reported within Operating income. Adjusted operating ratio was 62.9% for the three months ended March 31, 2023, which was changed to the revised measure Core adjusted combined operating ratio. The change was due to the addition of KCS historical operating income less KCS acquisition-related costs (as defined above) prior to the Control Date. For the three months ended March 31, 2023, CPKC has presented the Non-GAAP measure of Core adjusted combined operating ratio, as defined above, to provide a comparison to prior period combined information calculated in a manner consistent with Article 11 as further adjusted to conform to CPKC’s core adjusted measures.

Critical Accounting Estimates

To prepare Consolidated Financial Statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to business acquisitions, goodwill and intangible assets, environmental liabilities, pensions and other benefits, property, plant and equipment, deferred income taxes, and personal injury and other claims liabilities. Additional information concerning critical accounting estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2023 Annual Report on Form 10-K.

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

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of the Company's 2023 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by the Company with securities regulators in Canada and the United States.

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

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose the Company to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase. As at March 31, 2024, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that lock in rates for a future date, thereby protecting against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as at March 31, 2024 would result in an increase of approximately $1.8 billion to the fair value of the Company's debt as at March 31, 2024 (March 31, 2023 - approximately $1.5 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 1. Financial Statements, Note 11 Financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at March 31, 2024, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at March 31, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2024, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of the Company's 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

In connection with the KCS transaction, the Company suspended share repurchases and did not have an active program as at March 31, 2024.

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

10.1
Separation Letter, effective as of March 19, 2024, between Canadian Pacific Kansas City Limited and John Orr (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2024, File No. 001-01342).

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
The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first three months ended March 31, 2024 and 2023; (ii) the Interim Consolidated Statements of Comprehensive Income for the first three months ended March 31, 2024 and 2023; (iii) the Interim Consolidated Balance Sheets at March 31, 2024, and December 31, 2023; (iv) the Interim Consolidated Statements of Cash Flows for the first three months ended March 31, 2024 and 2023; (v) the Interim Consolidated Statements of Changes in Equity for the first three months ended March 31, 2024 and 2023; and (vi) the Notes to Interim Consolidated Financial Statements.
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
Nadeem Velani
Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 24, 2024