Form 10-K/A
period 2023-12-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2024-04-29
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
AMENDMENT NO. 1
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to Commission File Number
001-01342
Canadian Pacific Kansas City Limited
(Exact name of registrant as specified in its charter)

Canada	98-0355078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7550 Ogden Dale Road S.E. Calgary, Alberta, Ca nada	T2C 4X9
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (403)
319-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Shares, without par value, of Canadian Pacific Kansas City Limited	CP	New York Stock Exchange Toronto Stock Exchange
Perpetual 4% Consolidated Debenture Stock of Canadian Pacific Railway Company	CP/40 BC87	New York Stock Exchange London Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act:
Debt Securities of Canadian Pacific Kansas City Limited
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
of the Exchange Act).  Yes
☐
  No
☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates
of the registrant, in U.S. dollars, was $75,204,483,138, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
As of the close of business on February 26, 2024, there were 932,428,454 shares of the registrant’s common shares outstanding.
Auditor Name: Ernst & Young LLP      Auditor Location: Calgary, Canada      Auditor Firm PCAOB ID: 1263

EXPLANATORY NOTE

On April 14, 2023, Canadian Pacific Railway Limited (“CPRL” or “CP”) assumed control of Kansas City Southern (“KCS”) (through an indirect wholly-owned subsidiary), and filed articles of amendment to change CPRL’s name to Canadian Pacific Kansas City Limited (“CPKC” or “Company”). CPKC owns and operates the only freight railway spanning Canada, the United States (“U.S.”), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. CPKC transports bulk commodities, merchandise freight, and intermodal traffic.
CPKC, a corporation incorporated under the
Canada Business Corporations Act
(the “Company”), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934
, as amended (the “Exchange Act”). Although as a foreign private issuer the Company is not required to do so, the Company currently continues to file annual reports on Form
10-K,
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
10-K
from its management proxy circular.
The Company filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (“2023 Form
10-K”)
on February 27, 2024. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
the Company is filing this Amendment No. 1 on Form
10-K/A
in order to include in the 2023 Form
10-K
the Part III information not previously included in the 2023 Form
10-K.
Unless indicated otherwise or the context otherwise requires, in this this Amendment No. 1 on Form
10-K/A,
references to Canadian Pacific Kansas City Limited, CPKC, the Company, or the Corporation, “we”, “us” or “our” with respect to or including a time period prior to April 14, 2023 (being the Control Date) refer to or include the Company as it existed prior to (i) completion of the acquisition of control of KCS and (ii) its name change from “Canadian Pacific Railway Limited” to “Canadian Pacific Kansas City Limited”. Any references herein to “on a standalone basis” or other references to “standalone” refer to the Company either prior to the acquisition of control of KCS, or otherwise excluding KCS.
No attempt has been made in this Amendment No. 1 on Form
10-K/A
to modify or update the other disclosures presented in the 2023 Form
10-K.
Unless otherwise specified, this Amendment No. 1 on Form
10-K/A
does not reflect events occurring after the filing of the 2023 Form
10-K.
Accordingly, this Amendment No. 1 on Form
10-K/A
should be read in conjunction with the 2023 Form
10-K
and the Company’s other filings with the SEC.
References to GAAP mean generally accepted accounting principles in the United States.
All references to our websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

CANADIAN PACIFIC KANSAS CITY LIMITED FORM 10-K/A TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

On April 14, 2023, Canadian Pacific Railway Limited (“CPRL” or “CP”) assumed control of Kansas City Southern (“KCS”) (through an indirect wholly-owned subsidiary), and filed articles of amendment to change CPRL’s name to Canadian Pacific Kansas City Limited (“CPKC” or “Company”). CPKC owns and operates the only freight railway spanning Canada, the United States (“U.S.”), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. CPKC transports bulk commodities, merchandise freight, and intermodal traffic.

All of the current directors were elected at the last annual and special meeting of shareholders on June 15, 2023.

The directors are qualified and experienced, possessing a broad range of skills that facilitate strong oversight of CPKC’s management and strategy and have agreed to serve on our Board.

Share Ownership

All directors are CPKC shareholders and must meet our director share ownership requirements within five years of joining the Board. Share ownership listed here is as at March 12, 2024 and includes shares directors beneficially own or control, or hold directly or indirectly. Share ownership includes holdings under the Directors’ Deferred Share Unit (DDSU) plan.

See page 51 for full details on share ownership by our directors.

   Director Profile Highlights

Isabelle Courville Chair
Independent Age: 61 Director since: May 1, 2013 Residence: Mont-Tremblant, Québec, Canada 2023 voting results: 97.74% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing, climate expertise and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Veolia Environnement S.A. (2015 to present)

•	Chair Research, Innovation and Sustainable Development Committee
•	Member of Nominations Committee, Purpose Committee and Presidents’ Committee

OVERALL 2023 ATTENDANCE(1)		100%

Meeting Attendance

Board	7 of 7	100%
Audit and Finance	6 of 6	100%
Governance	3 of 3	100%
Compensation	6 of 6	100%
Risk and Sustainability	3 of 3	100%
Integration	3 of 3	100%

BUSINESS EXPERIENCE

•	President of Hydro-Québec Distribution and Hydro-Québec TransÉnergie (2007 to 2013)
•	20 years of experience in the Canadian telecommunications industry, including President of Bell Canada’s Enterprise Group (2003 to 2006) and President and Chief Executive Officer of Bell Nordiq Group (2002 to 2003)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	SNC-Lavalin Group Inc. (2017 to 2023)
•	Laurentian Bank of Canada (2007 to 2019) (Chair of the Board)
•	Gecina S.A. (2016 to April 2017)
•	TVA Group (2013 to 2016)

OTHER EXPERIENCE

Other Boards - Current

•	Institute for Governance of Private and Public Organizations (IGOPP) (2016 to present) (member of Human Resources Committee)

Other Boards - Past

•	Institute of Corporate Directors (ICD) (2013 to 2017)
•	Quebec Institute of Corporate Directors (IAS) (2013-2022)

EDUCATION

•	Bachelor’s degree in Engineering Physics, École Polytechnique de Montréal
•	Bachelor’s degree in Civil Law, McGill University
•	Doctorate Honoris Causa, Université de Montréal
•	Fellow of the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 4,500

DDSUs: 63,898

Meets share ownership requirements

(1)	Ms. Courville is an ex-officio member of all standing committees and may attend committee meetings at her discretion.

Hon. John Baird, P.C.
Independent Age: 54 Director since: May 14, 2015 Residence: Toronto, Ontario, Canada 2023 voting results: 97.73% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, environment, health & safety, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, climate expertise, investment management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Canfor/Canfor Pulp (CPPI) (2016 to present)

•	Chair of the Board

OVERALL 2023 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Governance (Chair)	3 of 3	100%
Risk and Sustainability	3 of 3	100%

BUSINESS EXPERIENCE

•	Senior Advisor at the law firm of Bennett Jones LLP (2015 to present)
•	Senior Advisor at Eurasia Group (a geopolitical risk consultancy) (2015 to present)
•	Member of the International Advisory Board, Barrick Gold Corporation (2015 to present)
•	President at Grantham Finchley Consulting Inc. (2015 to present)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Osisko Gold Royalties Ltd. (2020 to January 31, 2024)

OTHER EXPERIENCE

Other Boards - Current

•	FWD Group Ltd./FWD Ltd. (2015 to present) (member of Risk Committee) / FWD Group Holdings Ltd. (2022 to present) (Chair of Compensation Committee, member of Nominating and Corporate Governance Committee and Risk Committee)
•	PineBridge Investments (2015 to present) (member of Audit Committee)

Other experience

•	Served as Canadian Foreign Minister, Minister of Transport and Infrastructure, Minister of Environment, and President of the Treasury Board during his three terms as a Member of the Canadian Parliament (2006 to 2015)
•	Appointed to the Privy Council in 2006
•	Former Minister of Community and Social Services and Minister of Energy in the Government of Ontario
•	Senior Advisor to Community Living Ontario, an organization that supports individuals with developmental disabilities
•	Advisory Council Member, Prince’s Trust Canada, the charitable office of His Majesty King Charles III

EDUCATION

•	Honours Bachelor of Arts (Political Studies), Queen’s University

SHARE OWNERSHIP

Shares: 0

DDSUs: 42,235

Meets share ownership requirements

Keith E. Creel
Not Independent Age: 55 Director since: May 14, 2015 Residence: Wellington, Florida, U.S.A. 2023 voting results: 99.91% for

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

OVERALL 2023 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%

BUSINESS EXPERIENCE

•	Became the first President and Chief Executive Officer of CPKC on April 14, 2023 with the combination of Canadian Pacific and Kansas City Southern
•	President and Chief Executive Officer of CP (2017 to April 14, 2023)
•	President and Chief Operating Officer of CP (2013 to 2017)
•	Executive Vice-President and Chief Operating Officer of Canadian National Railway Company (CN) (2010 to 2013)
•	Other positions at CN included Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of CN’s Prairie division (2002 to 2010)
•	Superintendent and general manager at Grand Trunk Western Railroad (1999 to 2002)
•	Trainmaster and director of corridor operations at Illinois Central Railway prior to its merger with CN in 1999
•	Began his railroad career in 1992 as an intermodal ramp manager at Burlington Northern Railway in Birmingham, Alabama

INDUSTRY RECOGNITIONS

•	Named “2021 CEO of the Year” and “2021 Strategist of the Year” by The Globe and Mail’s Report on Business Magazine
•	Named “Railroader of the Year” for 2022 & 2021 by Railway Age magazine
•	Named “Railroad Innovator” for 2014 by Progressive Railroading in recognition of his leadership at CP.

OTHER EXPERIENCE

Other Boards - Current

•	Representative on Association of American Railroads

Other experience

•	Commissioned officer in the U.S. Army and served in the Persian Gulf War in Saudi Arabia

EDUCATION

•	Bachelor of Science in Marketing, Jacksonville State University
•	Advanced Management Program, Harvard Business School

SHARE OWNERSHIP

Shares(1): 96,723

DSUs: 164,889

PSUs: 236,415

Options(2): 2,609,378

Meets executive share ownership requirements (see page 15)

(1)	Reflects CPKC shares in Employee Share Purchase Plan, 401(k) and personal accounts.
(2)	Reflects stock options outstanding as of Record Date.

Amb. Antonio Garza (Ret.)(1)
Independent Age: 64 Director since: June 15, 2023 Residence: Mexico City, Mexico (U.S. Citizen) 2023 voting results: 99.90% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

The Greenbriar Companies (2021 to present)

•	Member of the Nominating and Corporate Governance Committee

OVERALL 2023 ATTENDANCE(2)		100%

Meeting Attendance

Board	5 of 5	100%
Governance	2 of 2	100%
Risk and Sustainability	2 of 2	100%

BUSINESS EXPERIENCE

•	Counsel to the law firm of White & Case LLP, Mexico City (2009 to present)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	MoneyGram International (2012 to 2023)
•	Americas Technology Acquisition Corp (2022)
•	Kansas City Southern (2010 to April 13, 2023)
•	Basic Energy Services (2010 to 2016)

OTHER EXPERIENCE

Other Boards - Current

•	Grupo KUA, S.A. de C.V. (Independent Director)
•	Southern Methodist University (Board Trustee member)
•	Americas Council/Council of the Americas Society (Director)
•	Texas Tribune (Director)
•	American Chamber de Mexico (Honorary Director)
•	George W. Bush Foundation (Director)

Other Boards - Past

•	Tricolor Holdings, LLC (2019 to 2023)
•	Grupo ODH, Lux S.A.(2014 to 2023)
•	BBVA Compass and the U.S Companies of BBVA (2009 to 2012)
•	Saavi Energia de Mexico (2018 to 2020)

Other Experience

•	Chairman, Vianovo Ventures (2009 to present)
•	United States Ambassador to Mexico (2002 to 2009)
•	Chairman, Texas Railroad Commission (1998 to 2002)
•	Vice Chairman, Interstate Oil and Gas Compact Commission (1998-2002)
•	Partner, Bracewell Law Firm (2017)
•	Secretary of State, State of Texas (1995 to 1997)
•	Senior Policy Advisor, Governor of the State of Texas (1994 to 1997)
•	Cameron County Judge (1988 to 1994)

EDUCATION

•	JD (Doctor of Jurisprudence), Southern Methodist University School of Law
•	BBA Finance, University of Texas at Austin

RECOGNITIONS

•	Aguila Azteca/Aztec Eagle
•	Distinguished Alumni at both the University of Texas at Austin and the Southern Methodist University, Dallas, TX

SHARE OWNERSHIP

Shares: 12,828

DDSUs: 2,589

Expected to meet share ownership requirements in 2028

Hon. Edward R. Hamberger
Independent Age: 73 Director since: July 15, 2019 Residence: Delray Beach, Florida, U.S.A. 2023 voting results: 99.90% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

OVERALL 2023 ATTENDANCE(3)		100%

Meeting Attendance

Board	7 of 7	100%
Audit and Finance	4 of 4	100%
Integration	3 of 3	100%
Risk and Sustainability	3 of 3	100%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer, Association of American Railroads (1998 to 2019)

OTHER EXPERIENCE

Other Boards - Current

•	Transportation Institute, University of Denver (2002 to present)

Other Boards - Past

•	Business Advisory Committee, Kellogg School of Management, Northwestern University (2000 to 2019)
•	TTCI (Chair of the Board) (1998 to 2019)
•	Railinc Corporation (1998 to 2019)
•	Mineta Transportation Institute, San Jose State University (2005 to 2019)
•	Baker Donelson, Management Committee (1989 to 1998)
•	Asociación Mexicana de Ferrocarriles (2005 to 2008)

Other Experience

•	Served as Assistant Secretary for governmental affairs at the U.S. Department of Transportation (1987 to 1989)

EDUCATION

•	Juris Doctor, Georgetown University
•	Master of Science, Foreign Service, Georgetown University
•	Bachelor of Science, Foreign Service, Georgetown University

SHARE OWNERSHIP

Shares: 0

DDSUs: 16,527

Expected to meet share ownership requirements in 2024

(1)	Identifies as a visible minority.
(2)

Mr. Garza was appointed to the Board of CPRC and appointed a member of the CPRC Corporate Governance, Nominating and Social Responsibility Committee and CPRC Risk and Sustainability Committee on April 14, 2023. Mr. Garza was subsequently elected to the Board of CPKC and appointed a member of the CPKC Corporate Governance, Nominating and Society Responsibility Committee and the CPKC Risk and Sustainability Committee on June 15, 2023.

(3)	The Hon. Ed Hamberger became Chair of the Integration Committee on January 31, 2023. The Hon. Ed Hamberger ceased to be a member of the Audit and Finance Committee on June 15, 2023.

Janet H. Kennedy
Independent Age: 63 Director since: June 15, 2023 Residence: Naples, Florida, U.S.A. 2023 voting results: 99.93% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, transportation industry knowledge, investment management, governance, risk management, sales & marketing, cybersecurity training and strategic oversight.

CURRENT PUBLIC BOARD EXPERIENCE

Duluth Holdings Inc. (2023 to present)

•	Member of the Audit Committee

OVERALL 2023 ATTENDANCE(1)		100%

Meeting Attendance

Board	5 of 5	100%
Audit and Finance	3 of 3	100%
Risk and Sustainability	2 of 2	100%

BUSINESS EXPERIENCE

•	Vice President, North America Regions of Google Cloud at Google (2019 to April, 2023)
•	Partner/Principal, Americas Advisory Digital Transformation Leader of Ernst & Young (2018 to 2019)
•	Vice President of US Digital Transformation for Microsoft Corp. (2018 to 2019)
•	President of Microsoft Canada (2013 to 2017)
•	Vice President, U.S. Enterprise of Microsoft Corp. (2009 to 2013)
•	Vice President, Central Region EPG for Microsoft Corp. (2002 to 2013)
•	Business Unit Executive for IBM (1990 to 2002)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Kansas City Southern (2017 to 2018 and from 2019 to April 13, 2023)

OTHER EXPERIENCE

Other Boards - Past

•	Information Technology Association of Canada (2013 to 2017)
•	Business Council of Canada (2014 to 2017)

EDUCATION

•	BSIM, Industrial Mgmt/Industrial Engineering, Purdue University, Daniels School of Business
•	MBA, Queens University of Charlotte
•	Directors Consortium 2018, Stanford Graduate School of Business Executive Education
•	Diligent Cyber Risk and Strategy Certification

SHARE OWNERSHIP

Shares: 7,944

DDSUs: 2,589

Expected to meet share ownership requirements in 2028

Henry Maier
Independent Age: 70 Director since: June 15, 2023 Residence: Gallatin, Tennessee, U.S.A. 2023 voting results: 93.82% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, executive compensation/human resources, transportation industry knowledge, governance, risk management, sales & marketing and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

CalAmp Corp. (2021 to present)

•	Chair of the Board
•	Member of the Governance and Nominating Committee and the Human Capital Committee

CarParts.com (2021 to present)

•	Member of the Nominating and Corporate Governance Committee

CH Robinson Worldwide Inc. (2022 to present)

•	Member of the Governance Committee and the Capital Allocation and Planning Committee

OVERALL 2023 ATTENDANCE(2)		100%

Meeting Attendance

Board	5 of 5	100%
Compensation	4 of 4	100%
Integration	3 of 3	100%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer of FedEx Ground (2013 to 2021)
•	Executive Vice President, Strategic Planning, Communications, and Contractor Relations for FedEx Corp. (2009 to 2013)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Kansas City Southern (2017 to April 13, 2023)

OTHER EXPERIENCE

Other Boards - Past

•	United Way of Southwestern Pennsylvania

EDUCATION

•	Bachelor of Arts in Economics, University of Michigan

SHARE OWNERSHIP

Shares: 26,206

DDSUs: 2,589

Meets share ownership requirements

(1)

Ms. Kennedy was appointed to the Board of CPRC and appointed a member of the CPRC Audit and Finance Committee and CPRC Risk and Safety Committee on April 14, 2023. Ms. Kennedy was subsequently elected to the Board of CPKC and appointed a member of the CPKC Audit and Finance Committee and the CPKC Risk and Safety Committee on June 15, 2023.

(2)

Mr. Maier was appointed to the Board of CPRC and appointed a member of the CPRC Management Resources and Compensation Committee and the CPRC Integration Committee on April 14, 2023. Mr. Maier was subsequently elected to the Board of CPKC and appointed a member of the CPKC Management Resources and Compensation Committee and the CPKC Integration Committee on June 15, 2023.

Matthew H. Paull(1)
Independent Age: 72 Director since: January 26, 2016 Residence: Wilmette, Illinois, U.S.A. 2023 voting results: 98.53% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Air Products & Chemicals Corporation (2013 to Present)

•	Chair of Audit and Finance Committee
•	Member of Corporate Governance and Nominating Committee and Executive Committee

OVERALL 2023 ATTENDANCE(2)		90%

Meeting Attendance

Board	6 of 7	86%
Compensation (Chair)	6 of 6	100%
Audit and Finance	5 of 6	83%

BUSINESS EXPERIENCE

•	Senior Executive Vice-President and Chief Financial Officer of McDonald’s Corporation (2001 until his retirement in 2008)(3)
•	Before joining McDonald’s in 1993, was a partner at Ernst & Young where he managed a variety of financial practices during his 18-year career and consulted with many leading multinational corporations

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Chipotle Mexican Grill Inc. (2016 to 2020) (member of Compensation Committee)
•	Best Buy Co. (2003 to 2013) (Lead independent director and chair of Finance Committee)
•	WMS Industries Inc. (2012 to 2013)
•	KapStone Paper and Packaging Corporation (2010 to 2018)

OTHER EXPERIENCE

Other Boards - Past

•	Pershing Square Capital Management, L.P. (2008 to 2023) (member of Advisory Board)

EDUCATION

•	Master’s degree in Accounting, University of Illinois
•	Bachelor’s degree, University of Illinois

SHARE OWNERSHIP

Shares: 18,690

DDSUs: 45,791

Meets share ownership requirements

Jane L. Peverett(1)
Independent Age: 65 Director since: December 13, 2016 Residence: West Vancouver, British Columbia, Canada 2023 voting results: 98.93% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, executive compensation/human resources, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Northwest Natural Gas Company (2007 to present)

•	Chair of Audit Committee
•	Member of Governance Committee and Organization and Executive Compensation Committee

Capital Power Corporation (2019 to present)

•	Member of People, Culture and Governance Committee and the Health, Safety and Environment Committee

Suncor Energy Inc. (2023 to present)

•	Member of the Audit Committee and Governance Committee

OVERALL 2023 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Audit and Finance (Chair)	6 of 6	100%
Governance	3 of 3	100%

BUSINESS EXPERIENCE

•	President & Chief Executive Officer of BC Transmission Corporation (electrical transmission) (2005 to 2009)
•	Vice-President, Corporate Services and Chief Financial Officer of BC Transmission Corporation (2003 to 2005)(3)
•	President of Union Gas Limited (a natural gas storage, transmission and distribution company) (2002 to 2003)
•	Other positions at Union Gas Limited: President & Chief Executive Officer (2001 to 2002); Senior Vice-President Sales & Marketing (2000 to 2001) and Chief Financial Officer (1999 to 2000)(3)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Encana Corp. (2003 to 2017)
•	Postmedia Network Canada Corp. (2013 to 2016)
•	Hydro One Limited (2015 to 2018)
•	CIBC (2009 to April 2023)

OTHER EXPERIENCE

Other Boards - Current

•	CSA Group (2019 to present) (Chair of the Board)
•	British Columbia Institute of Corporate Directors Advisory Board

EDUCATION

•	Bachelor of Commerce degree, McMaster University
•	Master of Business Administration degree, Queen’s University
•	Certified Management Accountant
•	A Fellow of the Society of Management Accountants
•	Holds the ICD.D designation from the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 0

DDSUs: 30,406

Meets share ownership requirements

(1)	Mr. Paull and Ms. Peverett meet the SEC definition of “Audit Committee Financial Expert”.
(2)	Mr. Paull missed a one hour board and audit committee meeting during July of 2023 due to a prescheduled ankle surgery.
(3)

Mr. Paull is an audit financial expert by virtue of, among other things, having been the CFO of a public company. Ms. Peverett is an audit financial expert by virtue of, among other things her past CFO experience and related background.

Andrea Robertson
Independent Age: 60 Director since: July 15, 2019 Residence: Calgary, Alberta, Canada 2023 voting results: 99.22% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, and strategic oversight.

OVERALL 2023 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Governance	3 of 3	100%
Compensation	6 of 6	100%
Integration	3 of 3	100%

BUSINESS EXPERIENCE

•	Chair of the Board, Calgary Airport Authority (2023 to present)
•	President & Chief Executive Officer, Shock Trauma Air Rescue Service (STARS) (2011 to 2023)
•	President & Chief Operating Officer, STARS (2011 to 2012)
•	Chief Nursing and Health Professions Officer, Alberta Health Services (2009 to 2011)
•	Vice President, Foothills Medical Centre (2008 to 2009)
•	Vice President, Alberta Children’s Hospital (2008 to 2009)
•	Vice President, South Health Campus (2005 to 2007)

OTHER EXPERIENCE

Other Boards - Current

•	The Calgary Airport Authority (2017 to present)

Other Boards - Past

•	Bow Valley College (2015 to 2018)
•	United Way (2007 to 2013)
•	University of Alberta, Faculty of Medicine & Dentistry (2021 to 2023)

EDUCATION

•	Executive Leadership, Harvard University
•	ICD.D Rotman School of Business
•	Masters in Health-Care Administration, Central Michigan University
•	Baccalaureate of Nursing, University of Calgary
•	Executive Fellowship, Wharton University

SHARE OWNERSHIP

Shares: 0

DDSUs: 16,141

Expected to meet share ownership requirements in 2024

Gordon T. Trafton(1)
Independent Age: 70 Director since: January 1, 2017 Residence: Naperville, Illinois, U.S.A. 2023 voting results: 99.28% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

OVERALL 2023 ATTENDANCE(2)		100%

Meeting Attendance

Board	7 of 7	100%
Governance	2 of 2	100%
Risk and Sustainability (Chair)	3 of 3	100%
Integration	3 of 3	100%

BUSINESS EXPERIENCE

•	Consultant, Brigadier Consulting (2014 to 2015)
•	Consultant, CPKC (f/k/a Canadian Pacific Railway Limited) (2013)
•	Special Advisor to the Canadian National Railway (CN) leadership team (2009 to his retirement in 2010)
•	Senior Vice-President Strategic Acquisitions and Integration, CN (2009 to 2010)
•	Senior Vice-President, Southern Region, CN (2003 to 2009)
•	Vice-President, Operations Integration, CN (2001 to 2003)
•	Vice-President, Transportation and IT Services, Illinois Central Railroad (1999 to 2001)
•	Held a number of leadership positions with Illinois Central Railroad and Burlington Northern Railroad

OTHER EXPERIENCE

Other Boards - Current

•	Leeds School of Business Advisory Board, University of Colorado Boulder (2012 to present)
•	Sacred Cow Consulting, Inc., Advisory Board (2020 to present)
•	Pacific National (2023 to present)

EDUCATION

•	Bachelor of Science, Transportation Management from the Leeds School of Business, University of Colorado Boulder

SHARE OWNERSHIP

Shares: 0

DDSUs: 30,065

Meets share ownership requirements

(1)	Identifies as a visible minority.
(2)	Mr. Trafton ceased to be a member of the Corporate Governance, Nominating and Social Responsibility Committee on June 15, 2023.

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

Ms. Peverett was a director of Postmedia Network Canada Corp. (Postmedia) from April 2013 to January 2016. On October 5, 2016, Postmedia completed a recapitalization transaction under a court-approved plan of arrangement under the CBCA. Approximately US$268.6 million of debt was exchanged for shares that represented approximately 98 percent of the outstanding shares of Postmedia at that time. Postmedia repaid, extended and amended the terms of its outstanding debt obligations.

Executive Officers

The information regarding executive officers is included in Part 1 of our 2023 Form 10-K under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.

Code of ethics and business ethics reporting policy(1)

Our updated code of ethics (Code) for the combined CPKC, which now applies to employees of CPKC in Canada and the United States, sets out our expectations for conduct. It covers confidentiality, protecting our assets, avoiding conflicts of interest, fair dealing with third parties, compliance with applicable laws, environmental protection, rules and regulations, as well as reporting any illegal or unethical behaviour, among other things. The Code applies to directors, officers, employees (unionized and non-unionized) and contractors who work for us. Directors, officers and non-union employees must acknowledge every year that they have read, understood and agree to comply with the Code. We have also introduced a separate Code of Ethics for CPKC employees in Mexico (Mexico Code). The Mexico Code is largely identical to the Code, with key differences being that the Mexico Code is presented in Spanish and cross references policies for Mexico.

We also have a Business ethics reporting policy (Business Ethics Policy) that outlines the processes the Company has established for our personnel and others to report concerns regarding conduct within the Company, including questionable management and/or corporate practices, the potential violation of any applicable law, or a potential violation of the Code.

Our Business Ethics Policy now applies to employees in Canada and the United States. We have a separate but largely identical Business Ethics Reporting Policy for our Mexico based employees (Mexico Business Ethics Policy), with the key differences being reference to Mexico based policies and presentation in Spanish.

Legacy CP

All legacy Canadian Pacific non-unionized employees were required to complete online scenario based training to ensure that they understood the legacy CP Code of Business Ethics. For the 2022/2023 survey year, 100 percent of non-union employees completed this training. In addition, legacy CP unionized employees in the Teamsters Canada Rail Conference (Train and Engine) were also required to complete scenario based training and 100% of those employees completed the scenario based training.

Legacy KCS and Legacy KCSM

All legacy KCS and KCSM employees completed the legacy KCS and KCSM conflict of interest survey questionnaire. The survey was launched prior to integration with legacy CP and the process was completed shortly after the combination of CPKC. 100 percent of legacy KCS and KCSM employees in management completed this survey.

We also have a supplemental code of ethics for the CEO and other senior financial officers (including the Executive Vice-President and Chief Financial Officer, the Vice-President Capital Markets, Senior Vice-President of Accounting, Planning and Procurement and the Assistant Vice-President and Controller) which sets out our long-standing principles of conduct for these senior roles.

The latest version of the Code and the business ethics reporting policy is posted on our website (investor.cpkcr.com/governance). Only the Board or Governance Committee (Audit and Finance Committee in the case of the CEO and senior financial officers) can waive an aspect of the Code. Any waivers are posted on our website. No waivers were requested or granted in 2023.

Monitoring compliance and updating the Code

The Governance Committee is responsible for monitoring compliance with the Code, reviewing it periodically and recommending changes as appropriate, and promptly disclosing any aspects of the Code that have been waived. The Audit and Finance Committee ensures compliance with the Code.

Corporate Governance

CPKC has a strong governance culture and we have adopted many leading policies and practices. As a U.S. and Canadian listed company, our corporate governance practices comply with or exceed the practices outlined by the Canadian Securities Administrators (CSA) in National Policy 58-201 Corporate Governance Guidelines and the TSX, the SEC and the NYSE.

(1)

Our Code of Business Ethics and the Code of Business Ethics for Mexico employees were updated in November, 2023. Our Business Ethics Reporting Policy and Business Ethics Reporting Policy for employees in Mexico were updated in February, 2024.

We regularly review our policies and practices and make changes as appropriate, so we stay at the forefront of good governance as standards and guidelines continue to evolve in Canada and the United States.

The Board and the Governance Committee are responsible for developing our approach to corporate governance. This includes annual reviews of the corporate governance principles and guidelines which were established by the Board, as well as the terms of reference for the Board and each of the Board’s standing committees.

CP’s corporate governance principles and guidelines are available on our website at investor.cpr.ca/governance.

Audit and Finance Committee

CP’s Audit and Finance Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and NYSE standards and CSA National Instrument 52-110-Audit Committees. The current members of the Audit and Finance Committee are Jane Peverett (Chair), Isabelle Courville, Jill Denham, David Garza-Santos, Janet Kennedy and Matthew Paull, all of whom are independent. All members of the Audit and Finance Committee are “financially literate” as required by the NYSE and applicable Canadian securities laws. Of the current Audit and Finance Committee members, Ms. Peverett, Ms. Kennedy, Ms. Courville and Mr. Paull have been determined to be “audit committee financial experts” as defined by the SEC.

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

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s Management Resources and Compensation Committee during the year ended December 31, 2023. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Management Resources and Compensation Committee.

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

Henry Maier

Andrea Robertson

PART III – EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this 10-K/A.

Our executive compensation program is designed to pay for performance, to align management interests with our business strategy and the interests of our shareholders, and to engage and retain our executives. This section of our 10-K/A provides shareholders with descriptions of our compensation programs and 2023 compensation decisions for our Named Executive Officers (NEOs), listed below.

2023 NAMED EXECUTIVE OFFICERS
Keith E. Creel President and Chief Executive Officer
Nadeem S. Velani Executive Vice-President and Chief Financial Officer
John K. Brooks Executive Vice-President and Chief Marketing Officer
Mark A. Redd(1) Executive Vice-President and Chief Operating Officer
John F. Orr(2) Executive Vice-President and Chief Transformation Officer

(1)	Until April 13, 2023, Mr. Redd held the role of Executive Vice-President Operations at CP. He was appointed Executive Vice-President and Chief Operating Officer of CPKC effective April 14, 2023.
(2)

Until April 13, 2023, Mr. Orr held the role of Executive Vice-President Operations at KCS. He was appointed Executive Vice-President and Chief Transformation Officer of CPKC effective April 14, 2023. Mr. Orr’s employment with the company terminated on March 19, 2024.

Where to find it

Compensation Discussion & Analysis	12
Our Approach to Executive Compensation	13
Compensation Governance	16
Compensation Programs	20
2023 Executive Compensation	21
Named Executive Officer Profiles	30
Share Performance	35

Executive Compensation Details	36
Summary Compensation Table	36
Incentive Plan Awards	39
Retirement Plans	43
Termination and Change in Control	45
CEO Pay Ratio	47

Our approach to executive compensation

Our executive compensation program supports our operations-focused culture, is linked to the critical metrics that drive the achievement of our strategic plan without taking on undue risk, and is designed to create long-term sustainable value for our shareholders. The key elements of our approach to executive compensation include:

•	competitive market pay practices to attract and retain talent
•	a compensation mix that is incentive-driven with a large portion of total direct compensation that is variable or “at-risk” to support our pay for performance culture
•	compensation components paying out over multiple performance periods to link to our short and long-term business strategy
•	alignment management’s interests with those of our shareholders through equity-based compensation and share ownership requirements

We have five key foundations designed to focus us on our goal of being the best railroad company in North America:

Compensation mix

Attracting and retaining high performing executives is key to our long-term sustainable growth and success. Built into our compensation pay mix is a significant emphasis on incentive-driven pay where the proportion of at-risk pay increases by level. Executives earn more if we perform well, and less when performance is not as strong. A significant component of executive at-risk pay is equity-based compensation, which links directly to the value of our shares, ensuring alignment with the interest of our shareholders. We also require our executives to own CPKC equity and our share ownership guidelines increase by executive level (see page 15).

Target total direct compensation mix for our NEOs is shown in the graph. 91 percent of our CEO’s and an average of 80 percent of our other NEOs’ target total direct compensation is at risk.

Benchmarking

The peer group used in 2023 was unchanged from the prior year and consisted of our Class I peers plus 11 capital-intensive Canadian companies.

As a larger, more complex North American entity, the Compensation Committee reviewed and approved updates to our peer group to better reflect the market we compete with for talent. The group continues to include our Class I railroad peers plus, effective for 2024, 14 capital-intensive North American companies. For certain positions within the organization, we apply a heavier weighting to Class I railroad peers.

Our revised compensation peer group is comprised of 11 Canadian companies and eight (8) U.S. companies that are similar in geography, size, industry and business complexity. Size criteria considers metrics such as EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization), market capitalization, enterprise value and total assets.

Class I Railroads	North American Capital-Intensive Companies

BNSF Railway Company	Air Canada	Enbridge Inc.	Suncor Energy Inc.

Canadian National Railway Company	Barrick Gold Corporation	FedEx Corporation	TC Energy Corporation

CSX Corporation	BCE Inc.	Nutrien Ltd.	TELUS Corporation

Norfolk Southern Corporation	Canadian Natural Resources Ltd.	Old Dominion Freight Line Inc.	United Parcel Services Inc.

Union Pacific Corporation	Cenovus Energy Inc.	Republic Services Inc.

Compensation pays out over time

Executives are CPKC shareholders

We require executives and senior management employees to own equity in the Company so they have a stake in our future success. Share ownership requirements are set as a multiple of base salary and increase by level. The ownership requirement must be achieved within five years of the employee being appointed to their position and can be met by holding common shares or deferred share units (DSUs). Notional shares in the form of PSUs, restricted share units (RSUs), and stock options do not count towards ownership requirements. Once executives have met their initial shareholding requirements, they are required to maintain compliance, which is reported annually to the Compensation Committee. Starting in 2024, the CEO must maintain the ownership level of seven times his base salary for one year after the cessation of employment.

Executives have the opportunity to participate in the Senior Executive’s DSU Plan (see page 44 for further plan details). DSUs must be held for a minimum of six months after the executive leaves the Company. The units are redeemed for cash, with (i) Canadian-resident executives being entitled to elect a date of payment between the date that is six months following their departure from the Company and December 15th of the following calendar year, in compliance with Canadian tax rules; and (ii) U.S. resident executives being paid six months after their departure from the Company, in compliance with U.S. tax regulations.

The table below shows the share ownership requirement by executive level, applicable to 143 executives and senior management employees in 2023.

Executive Level	2023 Ownership requirement (as a multiple of base salary)

Starting in 2024, the Board approved increased share ownership requirement for the CEO (7x), Executive Vice-President (5x) and Senior Vice-President (3x) levels, consistent with our commitment to align executive compensation with shareholder interests and market competitive practices.

CEO	6x
Executive Vice-President	4x
Senior Vice-President	2x
Vice-President	1.5 to 2x
Senior management	1x

Equity ownership (as at December 31, 2023)

Executive	2023 Requirement (as a multiple of salary)	Minimum ownership value ($)(1)	Shares ($)(2)	Deferred share units ($)(2)	Total ownership value ($)(2)	Total ownership (as a multiple of salary)

Keith Creel	6x	10,713,060	10,075,117	17,210,372	27,285,489	15.28x

Nadeem Velani	4x	3,805,920	438,429	7,805,207	8,243,636	8.66x

John Brooks	4x	3,650,376	1,385,313	1,775,437	3,160,750	3.46x

Mark Redd(3)	4x	3,623,924	2,528,836	2,278,986	4,807,822	5.31x

John Orr	4x	2,777,460	3,435	2,163,251	2,166,686	3.12x

(1)	Minimum ownership values for Messrs. Creel, Brooks, Redd and Orr have been converted to Canadian dollars using a year-end exchange rate of $1.3226.
(2)

Values for Messrs. Creel, Brooks, Redd and Orr are based on US$79.06, the closing NYSE share price on December 29, 2023 (the last trading day of the year), converted to Canadian dollars using a year-end exchange rate of $1.3226. Values for Mr. Velani are based on $104.84, the closing TSX share price on December 29, 2023.

Compensation governance

Disciplined decision-making process

Executive compensation decisions involve management, the Compensation Committee and the Board. The Board has final approval for setting, amending and adopting any equity compensation plans or awards, subject to applicable shareholder approval requirements. The Compensation Committee also receives advice and support from external consultants from time to time and since June 2020, has retained Frederic W. Cook & Co., Inc. (FW Cook) as an independent compensation consultant to provide objective analysis and assessment of the Company’s executive compensation program. In 2023, management received advice and support from Willis Towers Watson plc (WTW), and other external consultants to the Company, but not FW Cook.

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

The Compensation Committee has no interlocks or insider participation. None of the members were employed by or had any relationship with CPKC during 2023 requiring disclosure under Item 404 or Item 407(e)(4) of Regulation S-K of the Exchange Act. You can read about the background and experience of each member in the director profiles beginning on page 2.

Our Compensation Committee members also serve on other standing committees. Mr. Paull and Ms. Denham are members of the Audit and Finance Committee, Mr. Maier is a member of the Integration Committee and Ms. Robertson is a member of the Governance Committee. Ms. Courville, in her capacity as Chair of the Board, is an ex-officio member of all standing committees and may attend committee meetings at her discretion. This cross-membership provides directors with a broader perspective of risk oversight and a deeper understanding of our enterprise risks, ultimately strengthening overall risk management.

Independent advice

The Compensation Committee and management retain separate independent executive compensation advisors to provide advice on compensation-related matters and to avoid any conflicts of interest.

Compensation Committee advisor FW Cook	Management Compensation advisor WTW

•  Compensation Committee retains FW Cook to act as an independent compensation advisor, attending committee meetings (unless otherwise requested by the Committee Chair)

•  Compensation Committee approves all compensation-related fees and work performed by FW Cook

• Management engages WTW to provide market survey data, analysis and advice to management related to compensation matters

The table below shows the fees paid to FW Cook and WTW in 2022 and 2023 for compensation advisory services.

	2023		2022

	Committee advisor	Management advisor	Committee advisor	Management advisor

Fees	FW Cook (1)	WTW	FW Cook (1)	WTW

Executive compensation-related fees	$125,378	$74,667	$119,864	$57,808

Other fees(2)	$0	$947,315	$0	$1,161,580

Total fees	$125,378	$1,021,982	$119,864	$1,219,388

(1)	FW Cook fees have been converted to Canadian dollars using the average exchange rate for 2023 of $1.3497.
(2)	In addition to the amounts shown in the table, a one-time fee of $13,500 for Committee advice from an independent consultant was paid in 2022. No such fees were incurred in 2023.

Fees paid

In 2023, $74,667 was paid to WTW for compensation advisory services provided to management. Fees paid to WTW for all services provided to management, including actuarial and pension consulting, were $1,021,982. The total executive compensation fees represent 7.3 percent of the total fees in 2023.

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

Risk review

The Compensation Committee conducts a comprehensive compensation risk review periodically to ensure that we have identified any compensation risks and have appropriate measures in place to mitigate those risks. An independent consultant assists the Compensation Committee with the review, which includes oversight of:

•	the targets for STIP and the PSU plan, anticipated payout levels and the risks associated with achieving targeted performance
•	the design of the long-term incentive awards, which reward sustainable financial and operating performance
•	the compensation program, policies and practices to ensure alignment with our enterprise risk management practices

WTW completed their risk assessment in 2023 and concluded that there were no risks identified as arising from the Company’s compensation programs that were reasonably likely to have a material adverse effect on the Company.

Managing compensation risk

Our commitment to risk mitigation of the Company’s executive compensation program is reflected in the following practices and policies:

Key policies

In addition to the code of business ethics and the business ethics reporting policy for the Company, a number of other policies act to mitigate compensation risk. You can read more about our code of business ethics and other policies beginning on page 9.

Clawbacks

In compliance with the U.S. Securities and Exchange Commission (SEC) mandatory clawback rule and the New York Security Exchange (NYSE) listing standards, the Company adopted and implemented a Dodd-Frank clawback policy for certain executive officers, effective December 1, 2023 (Dodd-Frank Clawback Policy). The Dodd-Frank Clawback Policy mandates the recovery of erroneously awarded incentive-based compensation received by covered executives during the three completed fiscal years immediately preceding the date that the Company is required to prepare an accounting restatement. Recovery of incentive-based compensation pursuant to our Dodd-Frank policy is on a “no-fault” basis, meaning that misconduct, fault or responsibility by the covered executive officer is not required to trigger recovery. The Dodd-Frank Clawback Policy applies to each current and former “executive officer” of the Company as defined under Item 401(b) of Regulation S-K, including our NEOs. See Item 8, Financial Statements and Supplementary Data, Note 24: Stock-based compensation in our Annual Report on form 10-K filed with the SEC and securities regulatory authorities in Canada on February 27, 2024 for more details.

For the Company’s senior executives not subject to the Dodd-Frank Clawback Policy, we amended our pre-existing clawback policy (the Senior Executive Clawback Policy) to align the restatement requirement with the Dodd-Frank Clawback Policy, effective December 1, 2023. The Senior Executive Clawback Policy allows the Board to recoup short- and long-term incentive compensation paid to a current or former senior executive not subject to the Dodd-Frank Clawback Policy if:

•

the incentive-based compensation received would have been lower based on an accounting restatement that corrects an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period; and

•

the senior executive engaged in gross negligence, fraud or intentional misconduct that caused or contributed to the need for the restatement or correction, as admitted by the senior executive or as reasonably determined by the Board.

Under the Senior Executive Clawback Policy, the Board has sole discretion to determine whether it is in our best interests to pursue reimbursement of all or part of the incentive compensation and these actions would be separate from any actions by law enforcement agencies, regulators or other authorities.

The adoption of the Dodd-Frank Clawback Policy and the amendment to the Senior Executive Clawback Policy reflect the Board’s continued commitment to the stewardship of good governance and accountability of corporate executives to our shareholders. We expect to amend our clawback policy going forward as may be required by changes in applicable laws and listing requirements.

Anti-hedging

Our disclosure and insider trading and reporting policy prohibits directors, executive officers and employees from buying financial instruments that are designed to hedge or offset a decrease in the market value of equity awards or shares they hold directly or indirectly.

Anti-pledging

Our anti-pledging policy prohibits directors and executive officers from holding any CPKC securities in a margin account or otherwise pledging the securities as collateral for a loan.

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

Element	Purpose	Risk mitigating features	Why it is important

Salary Fixed cash (see page 21)	• competitive level of fixed pay to reflect scope of responsibilities and market data • reviewed annually	• benchmarked against our comparator group to ensure market competitiveness	• attract and retain talent • no automatic or guaranteed increases to promote a performance culture

Short-term incentive Variable cash bonus (see page 21)	• performance-based incentive to reward achievement of annual corporate and individual objectives to attract and retain highly qualified leaders • established target awards based on level of employee

•  year-end performance is measured against predetermined, approved targets

•  actual payouts are based on the achievement of corporate and individual objectives

•  payouts range from 0 percent to a maximum of 200 percent of target awards

•  motivate high corporate and individual performance

•  performance metrics are aligned to the Company’s strategic plan and approved annually

•  align personal objectives with area of responsibility and role in achieving financial, safety and operating results

Deferred compensation Deferred share units (see page 44)

•  encourages share ownership while aligning management interests with growth in shareholder value

•  executives and senior management can elect to receive their short-term incentive and their annual PSU grant in DSUs if they have not yet met their share ownership requirement

•  company provides a 25 percent match of the deferral amount in DSUs, subject to a cap

•  deferral limited to the amount required to meet the executive’s share ownership guidelines

•  helps retain key executive talent

•  matching DSUs vest after three years and matching PDSUs vest immediately

•  sustained alignment of executive and shareholder interests because the value of DSUs is tied directly to our share price

•  cannot be redeemed for cash until a minimum of six months after the executive leaves the Company

Long-term incentive Performance share units (see page 24)	• equity-based incentive to align with shareholder interests and focuses on three-year performance • accounts for 60 percent of an executive’s long-term incentive award • vest after three years	• use predefined return and financial metrics • the number of units that vest is based on a performance factor that is capped • no guarantee of a minimum payout	• focuses the leadership team on achieving challenging medium-term performance goals • payout based on share price and company performance • attract and retain highly qualified leaders

Long-term incentive Stock options (see page 24)

•  equity-based incentive to align with long-term performance and growth in share price

•  accounts for 40 percent of an executive’s long-term incentive award

•  vests over four years, term is seven years

		• focuses on appreciation in our share price, aligning with shareholder interests • only granted to senior management and executives	• focuses the leadership team on creating sustainable long-term value

Pension Defined contribution and defined benefit pension plans (see page 43)	• pension benefit based on pay, age and service and is competitive with the market • supplemental plan for senior management and executives	• balances risk management of pay packages that have a high percentage of variable pay	• attract and retain highly qualified leaders

Perquisites Flexible spending account (see page 37)	• market competitive benefit to support health and well-being	• capped perquisites for the CEO and executives	• attract and retain highly qualified leaders

2023 Executive compensation

Salary

We review salaries every year based on the executive’s performance, leadership abilities, responsibilities and experience as well as succession and retention considerations. The Compensation Committee also considers the economic outlook and competitive pay practices of the comparator group before recommending the salary increases for Board approval. For 2023, we reviewed salaries for NEOs and other executives and made adjustments as needed for increased responsibilities of the new CPKC entity. The table below outlines the base salaries of all NEOs, which are set in U.S. dollars consistent with industry practice.

Executive	2023 (in USD)	percent change from 2022	2022 (in USD)

Keith Creel	1,350,000	12.5%	1,200,000

Nadeem Velani	720,000	9.1%	660,000

John Brooks	690,000	13.1%	610,000

Mark Redd	685,000	16.1%	590,000

John Orr	525,000	n/a	n/a

Short-term incentive plan (STIP)

The short-term incentive award focuses executives on achieving strong annual financial, safety, and operational results. The table below summarizes the terms of our current STIP.

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

•  awards are pro-rated for eligibility in calendar performance year and can range from 0 to 200 percent of base salary

•  cash awards are paid out in February following the performance year

Restrictions

•  must meet minimum level of corporate and individual performance

•  performance modifier for each metric and actual award is capped at 200 percent of target for exceptional performance to limit payout and excessive risk-taking

We calculate each STIP award by multiplying the executive base salary by their short-term incentive target as well as the corporate and individual performance factors as shown below:

Our STIP target is based on a percentage of base salary and the payout opportunity ranges from 0 percent to 200 percent of the executive’s target. For executives, the STIP target is weighted at 75 percent for corporate results and 25 percent for individual performance, whereas most other employees have greater emphasis placed on individual and departmental goals with their corporate and individual performance weighted at 50 percent each. This is based on our view that the annual bonus should be tied to overall corporate performance and the areas of our business that each employee can influence directly.

The corporate performance factor consists of financial, operating and safety measures of varying weights that total 100 percent. The year end result of each measure is assessed against predetermined targets that are set at the beginning of the year (see page 22 for a complete review of the targets and results for the 2023 STIP). The individual performance factor is based on the executive’s performance against annual objectives and additional predetermined quantitative and qualitative goals that reflect the strategic and operational priorities critical to each executive’s role.

2023 STIP awards

The table below shows the calculation of the STIP awarded to each NEO based on the 2023 corporate and individual performance factors. The salaries of Messrs. Creel, Brooks, Redd and Orr have been converted to Canadian dollars using an average exchange rate of $1.3497 for 2023.

Assessing individual performance

Individual performance objectives are set at the start of every financial year. The Compensation Committee sets the individual performance factor for the CEO. The CEO reviews the performance of his direct reports against their objectives, and recommends their individual performance factors to the Compensation Committee. The individual performance factor ranges from 0 to 200 percent. The individual performance factor for the CEO cannot exceed the STIP corporate performance factor and accordingly Mr. Creel’s performance factor was capped at 140 percent. This ensures the payout factor for the CEO aligns with the Company’s overall performance.

See the profiles beginning on page 30 to read about each executive’s individual performance highlights in 2023.

Assessing corporate performance

2023 was a transformative year for the Company. Since the close of the KCS acquisition in April 2023, our combined CPKC team has steadily built momentum, bringing new competition to supply chains and creating more value for our customers, while remaining steadfast on the integration of our operations, service and safety. In 2023, CPKC led the industry with the lowest FRA-reportable train accident frequency among Class I railroads, building on CP’s legacy of 17 consecutive years leading the industry. This resulted in a 32 percent improvement in FRA-reportable train accident frequency and a 12 percent improvement in FRA-reportable personal injury rate when comparing to 2022 on a combined full year basis(1). From a financial perspective, we delivered an operating ratio (OR) of 65 percent and a core adjusted combined OR(2) of 62 percent, reported diluted earnings per share (EPS) of $4.21 and core adjusted combined diluted EPS(2) of $3.84, an increase of two percent. CPKC delivered volume growth and best-in-class earnings growth in 2023. The hard work and dedication of the CPKC family in 2023 resulted in a STIP corporate performance payout of 140 percent for the NEOs.

2023 STIP scorecard results

The table below shows the 2023 scorecard and results. The targets were set with stretch goals to motivate strong performance and create shareholder value as we continue to focus on our multi-year plan and remain a leader in safety. For the 2023 performance year and our first year as a combined entity, the Board approved consolidated CPKC financial targets and bifurcated safety targets for Canada/U.S. and Mexico. The 2024 scorecard will measure safety on a consolidated basis reflecting the commitment to safety and the expansion of industry-leading practices throughout the network. There is no payout on a measure if corporate performance is below threshold and if all corporate measures are below threshold, then only the individual performance factor is used to calculate the award payment. Corporate results between 50 and 200 percent of target are interpolated.

(1)	The FRA metrics have been determined through combining operations performance data of CP and KCS and aligning KCS operations metrics to CPKC’s performance measure definitions where applicable.
(2)	Core adjusted combined operating ratio and core adjusted combined diluted EPS are non-GAAP measures. These measures are defined and reconciled on pages 50 - 55 of the Company’s 2023 Form 10-K.

Consistent with our plan design, STIP results are routinely adjusted (favourably and unfavourably) for certain planning assumptions and other one-time items outside of normal business. As a result, STIP results will differ from reported GAAP results. In 2023, results were adjusted for differences between actual and budgeted foreign exchange rates and land sales as well as the impact of regulatory changes not fully quantifiable at the time of target setting.

Performance measure (Weighting)	Why the measure is important		Threshold (50%)	Target (100%)	Maximum (200%)	2023 STIP Result	Score

Financial measures

STIP Operating ratio (35%)(1) Operating expenses divided by total revenues	Focuses the Company on growth at a low incremental cost		61.5%	61.0%	60.2%	60.7%	142%

STIP Operating income (35%)(2) ($ millions) Total revenues less total operating expenses	Highlights the importance of revenue growth to our corporate strategy		5,325	5,474	5,692	5,497	111%

Safety measures(3)

FRA Train Accident Frequency (15%) Number of FRA-reportable train accidents per million train miles	The Company has long been an industry leader in rail safety and we are more focused on it than ever to protect our people, our communities, the environment and our customers’ goods	Canada and U.S.	1.25	1.19	1.13	0.91	200%
		Mexico	2.37	2.26	2.14	1.34	200%

FRA Personal Injury Frequency (15%) Number of FRA-reportable injuries per 200,000 employee hours	We make the safety of our employees our top priority	Canada and U.S.	1.20	1.14	1.08	1.05	200%
		Mexico	1.51	1.43	1.35	1.46	81%

Corporate performance factor for NEOs							140%

(1)	STIP operating ratio is derived from CPKC’s Core adjusted combined operating ratio which is a non-GAAP measure. This measure is defined and reconciled on pages 50 - 55 of the Company’s 2023 Form 10-K.
(2)

STIP operating income is derived from CPKC’s Core adjusted combined operating income, which is a non-GAAP measure. This measure is further defined and discussed in Part VII - Other Information About Non-GAAP measures on pages 105-108 of the Company’s 2024 Management Proxy Circular, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024 (Acc. No. 0001193125-24-073962) (the “2024 Proxy Circular”).

(3)

Certain safety actuals can continue to settle over time. The Company’s 2023 achievements demonstrated in this table reflect actuals as of the time the Compensation Committee approved the overall payout.

Long-term incentive plan (LTIP)

Our long-term incentive awards focus executives on medium- and longer-term performance to create sustainable shareholder value.

The table below summarizes the terms of our current long-term incentive plans.

	Performance share units (60% weighting)	Stock options (40% weighting)

Purpose	• notional share units to align compensation with medium-term financial and market objectives	• equity-based compensation to align executives with long-term performance of our shares and business

Term	• three years	• seven years

Vesting	• the number of units that vest is based on performance over a three-year period • cliff vest at the end of three years to the extent performance vesting conditions are met and Board approves	• vest 25 percent annually over four years beginning on the first anniversary of the grant date

Payout

•  paid out in cash based on units vested and the average closing share price for the 30-trading days prior to the end of the performance period on the TSX or NYSE

•  may be paid out in shares at the discretion of the CEO

•  accumulates quarterly dividends

•  no guarantee of a minimum payout

•  if performance is exceptional on all measures the Board may approve a payout of up to 250 percent

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

Termination Provisions

Resignation	• all units forfeited	• 30 days to exercise any vested options; unvested options are forfeited

Retirement	• units continue to vest provided the unit holder meets the retirement age and service requirements and has a minimum participation period of six months during the performance period	• options continue to vest provided the option holder meets the retirement age and service requirements, and expire on the earlier of five years from retirement or the original expiry date

Termination without Cause	• pro-rated to termination date with payout based on actual performance as long as unit holder has a minimum of six months of service in the performance period	• six months to exercise vested options; unvested options continue to vest for six months following termination date

Termination with Cause	• all units forfeited	• all options forfeited

Change of Control

•  if a PSU unit holder is terminated without cause following a change of control, PSUs granted prior to the change of control vest as of the termination date, and PSUs granted after the change of control are forfeited

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

In addition, the CEO, the Chair of the Board and the Chair of the Compensation Committee have authority to grant options to certain employees based on defined parameters, such as the position of the employee and the expected value of the option award. The CEO and the Chair of the Compensation Committee did not grant any options to executive officers in 2023.

2023 Long-term incentive awards

To determine the appropriate value of annual long-term incentive grants provided to the NEOs, the Compensation Committee considers the practices of our comparator group and internal factors, including executive retention, dilutive impact and long-term value creation. Long-term incentive awards are typically granted annually to NEOs and eligible employees.

Synergy performance award

2023 was a transformative year for CPKC with the completion of the KCS acquisition and the delivery of EBITDA synergies is a key component of the merger value proposition supported by shareholders and regulators. In recognition of this critical long-term value driver, and mindful of the high demand for Class I railroad talent with Precision Scheduled Railroading experience, the Compensation Committee approved a one-time synergy performance award for a small group of key senior leaders (excluding the CEO) on May 17, 2023.

The synergy performance award consists of PSUs with vesting conditions directly linked to the achievement of EBITDA synergies with a relative TSR modifier. The synergy performance award will only payout if a threshold level of synergies and relative TSR are achieved, with an opportunity for up to a 250 percent payout if exceptional synergy results are achieved in combination with the top TSR performance amongst the Class I railroads. Payout is capped at 100 percent if CPKC’s TSR is negative. The performance period covers April 28, 2023 to December 1, 2026 and requires the participant to be actively employed at the end of the performance period, offering an important retention benefit in addition to performance incentive. Messrs. Velani, Brooks, Redd and Orr were granted synergy performance awards with target grant values equal to 1.25x their 2023 LTIP target.

The table below shows the 2023 long-term incentives awards for the NEOs, with the grant date value of the awards.

Executive	Grant Date	Share Price on Date of Grant ($)	Award Type	Units (#)	Grant Date Award Value ($)(1)

Keith Creel (2)	February 2, 2023	US$79.29 (NYSE)	PSUs	77,203	$8,262,088
		US$79.29 (NYSE)	Options	176,323	$5,506,930
Nadeem Velani(3),(4)	February 2, 2023	$105.58 (TSX)	PSUs	6,317	$ 666,896
		$105.58 (TSX)	Options	54,188	$1,512,387
		$105.58 (TSX)	DSUs	20,498	$2,164,143
	May 17, 2023	$110.79 (TSX)	PSUs	44,839	$4,967,713
John Brooks(4),(5)	February 2, 2023	US$79.29 (NYSE)	PSUs	17,882	$1,913,691
		US$79.29 (NYSE)	Options	41,926	$1,309,435
	May 2, 2023	US$78.16 (NYSE)	PSUs	1,112	$ 117,308
		US$78.16 (NYSE)	Options	2,607	$ 81,281
	May 17, 2023	US$82.40 (NYSE)	PSUs	39,337	$4,374,875
Mark Redd(4),(6)	February 2, 2023	US$79.29 (NYSE)	PSUs	15,854	$1,696,659
		US$79.29 (NYSE)	Options	37,172	$1,160,958
		US$79.29 (NYSE)	DSUs	1,843	$ 197,272
	May 2, 2023	US$78.16 (NYSE)	PSUs	2,451	$ 258,562
		US$78.16 (NYSE)	Options	5,746	$ 179,149
	May 17, 2023	US$82.40 (NYSE)	PSUs	39,052	$4,343,179
John Orr(4),(7)	April 28, 2023	US$78.84 (NYSE)	PSUs	13,462	$1,432,496
		US$78.84 (NYSE)	Options	31,562	$ 987,876
		US$78.84 (NYSE)	DSUs	20,611	$2,193,263
	May 17, 2023	US$82.40 (NYSE)	PSUs	27,436	$3,051,302
(1)

See the Summary compensation table on page 36 for details on how we calculate the grant date fair values of the PSUs, stock options and DSUs. They were calculated in accordance with FASB ASC Topic 718. The grant value of the awards based on the NYSE trading price has been converted to Canadian dollars using a 2023 average exchange rate of $1.3497.

(2)

As per the terms of the employment agreement amendment dated March 21, 2021, Mr. Creel’s 2023 LTIP target grant value was reduced by US$2.1 million (C$2.8 million) in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. This is the second of four planned reductions to Mr. Creel’s annual LTIP award in each year of 2022, 2023, 2024 and 2025 for a total aggregate reduction of US$8.4 million. See Employment agreements on page 38 for more details.

(3)	Mr. Velani elected to defer a portion of his 2023 annual PSU grant to DSUs.
(4)	Messrs. Velani, Brooks, Redd and Orr received the one-time, synergy performance awards (discussed above) on May 17, 2023
(5)	Mr. Brooks received additional PSUs and stock options on May 2, 2023 to reflect his new compensation level following the completion of the KCS transaction.
(6)

Mr. Redd received additional PSUs and stock options on May 2, 2023 to reflect his appointment as Executive Vice-President and Chief Operating Officer of the combined company and new compensation level.

(7)

In connection with Mr. Orr’s commencement of employment as CPKC’s Executive Vice-President and Chief Transformation Officer on April 14, 2023, he received an annual grant of PSUs and stock options as well as a one-time discretionary award on April 28, 2023 of DSUs in lieu of a cash payment that would have been owed under the merger agreement if Mr. Orr had resigned following the merger.

Performance share units (PSUs)

PSUs focus executives on achieving medium-term goals within a three-year performance period. The Board sets performance measures, thresholds and targets at the beginning of the performance period.

2023 PSU awards

After thoughtful consideration, with our shareholders in mind, the Board approved modest changes for the 2023 PSU plan design to further strengthen the link between pay and performance for CPKC executives and employees. We have continued to challenge the Company with a maximum target for the remaining Free cash flow (FCF)(1) and relative TSR performance measures to payout up to 250 percent. In addition, we have increased the total weighting of relative TSR from 30 percent to 40 percent to place greater emphasis on shareholder value return as we continue to integrate the combined Company. The table below summarizes the resulting 2023 PSU plan design.

2023 PSU performance measures	Why the measure is important	Weighting	Threshold	Target	Stretch	Maximum
			50%	100%	200%	250%
Three-year cumulative Free Cash Flow (FCF)(1) FCF calculated as cash from operating activities less cash used in investing activities, adjusted for changes in cash and cash equivalents balances	Incents strong cash flow generation and disciplined capital reinvestment to support the Company’s growth strategy and in turn generate shareholder value	60%	$8,750	$9,150	$9,950	$10,350
Total shareholder return (TSR) Measured over three years. The percentile ranking of the Company’s TSX Compound Annual Growth Rate (CAGR) relative to the companies that make up the S&P/TSX 60 index	Compares our TSR on the TSX to the broader S&P/TSX 60 to reflect our performance relative to the Canadian market Aligns long-term incentive compensation with long-term shareholder interests	20%	25th percentile	50th percentile	75th percentile	85th percentile
Total shareholder return (TSR) Measured over three years. The percentile ranking of the Company’s NYSE CAGR relative to the companies that make up the S&P 500 Industrials Index	Compares our TSR on the NYSE relative to a group of large U.S. industrial companies with similar macroeconomic exposure Aligns long-term incentive compensation with long-term shareholder interests	20%	25th percentile	50th percentile	75th percentile	85th percentile

Potential maximum payout						250%
(1)

Free Cash Flow is derived from CPKC’s Adjusted combined free cash, which is a non-GAAP measure. This measure is further defined and discussed in Part VII - Other Information About Non-GAAP measures on pages 105-108 of the Company’s 2024 Proxy Circular.

At the end of the three-year performance period, the starting point for determining relative TSR will be the 10-day average closing share price on the appropriate index prior to January 1, 2023 and the ending point will be the 10-day average closing share price on the appropriate index prior to January 1, 2026. TSR is adjusted over the period to reflect dividends paid. Awards will be interpolated if results fall between threshold and exceptional. If results are below the threshold level for any of the performance measures, units for that specific measure will not vest.

2024 PSU Awards

For 2024, the PSU plan design will include a synergy-related EBITDA target with a relative Class I Railroad TSR modifier. This design change will focus and incentivize all LTIP-eligible employees, including the CEO (who did not receive a Synergy Performance Award on May 17, 2023) on this important measure for the performance period covering January 1, 2024 to

December 31, 2026. The synergy EBITDA target with relative TSR modifier will have a 40 percent weighting and FCF remains in the plan design with a 20 percent weighting. Recognizing the capital-intensive nature of our business and shareholder’s appreciation for ROIC as a PSU financial measure, we intend to re-introduce it as a measure once we reach the appropriate stage of the CPKC integration. No changes have been made to our two relative TSR measures (40 percent combined weighting) for the 2024 PSU design.

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

Options may be granted by the Board, the Compensation Committee, the Chief Executive Officer, the Chair of the Board or the Chair of the Compensation Committee, as the case may be, as administrator of the option plan, as determined from time to time (the Administrator), to any officer, employee or consultant of the Company or any subsidiary, including a family trust, personal holding corporation and retirement trust (together, Eligible Persons).

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

CPKC is also entitled to issue share appreciation rights (SARs) pursuant to the terms of the option plan to Eligible Persons at the same time as the grant of an option.

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

CPKC did not grant any SARs in 2023 and as of December 31, 2023, CPKC does not have any SARs outstanding.

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

We measure dilution by determining the number of options available for issuance and the number of options outstanding as a percentage of outstanding shares. Our dilution at the end of 2023 was 3.0 percent. Notwithstanding the limits noted above, the dilution level, measured by the number of options available for issuance as a percentage of outstanding shares continues to be capped, at the discretion of the Board, at 7 percent.

The table below shows the burn rate for the last three fiscal years, calculated by dividing the number of stock options granted in the fiscal year by the weighted average number of outstanding shares for the year.

as at December 31	2021	2022	2023

Number of options granted	1,346,358	839,108	856,332

Weighted number of shares outstanding	679,709,375	929,976,385	931,320,259

Burn rate	0.20%	0.09%	0.09%

The table below shows the options outstanding and available for grant from the Stock Option Plan as at December 31, 2023.

as at December 31, 2023	Number of options/shares	Percent of outstanding shares

Options outstanding	6,471,932	0.69%

Options available to grant	21,758,323	2.33%

Shares issued on exercise of options	1,634,195	0.18%

Options granted	856,332	0.09%

Since the launch of the stock option plan in October 2001, a total of 110,393,210 shares have been available for issuance under the plan and 82,162,955 shares have been issued through the exercise of options as at December 31, 2023. The last share pool increase to the Management Stock Option Incentive Plan was an increase of 20,000,000 shares reserved for issuance thereunder, approved at the annual meeting of shareholders of the Company held on April 27, 2022.

Making changes to the stock option plan

The Board can make the following changes to the stock option plan without shareholder approval:

•	changes to clarify information or to correct an error or omission
•	changes of an administrative or are housekeeping nature
•	changes to eligibility to participate in the stock option plan
•	terms, conditions and mechanics of granting stock option awards
•	changes to vesting, exercise, early expiry or cancellation
•	amendments that are designed to comply with the law or regulatory requirements

The Board must receive shareholder approval to make other changes, including the following, among other things:

•	an increase to the maximum number of shares that may be issued under the plan
•	a decrease in the exercise price
•	a grant of options in exchange for, or related to, options being cancelled or surrendered

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

Payout of 2021 PSU award

The 2021 PSU grant for the performance period of January 1, 2021 to December 31, 2023 vested on December 31, 2023 and was paid out on February 15, 2024. The NEOs and all other eligible employees received an overall performance payout factor of 135 percent on the award. The table below shows the difference between the actual payout value and the target grant value for each NEO. The 2021 PSU grant was a CP standalone award and Mr. Orr was not a CP employee at the time of grant.

(1)

The grant value for Messrs. Creel, Brooks and Redd was converted to Canadian dollars using an exchange rate of $1.2535 for 2021. The target grant value represents PSUs only. For Mr. Redd, the target grant values excludes the value of the PSUs deferred to PDSUs.

(2)	Reflects the 30-day average closing share price prior to December 31, 2023 on the TSX ($100.37) and NYSE (US$74.30) when both markets were open.
(3)	The PSU payout value for Messrs. Creel, Brooks and Redd was converted using a 2023 year-end exchange rate of $1.3226.
(4)

Mr. Redd elected to defer a portion of his 2021 PSU award to PDSUs. The PSU value reflects the cash payout for the PSUs that were not deferred. Mr. Redd received an additional 533 PDSUs as a result of the 2021 PSU performance factor, and a further 511 matching PDSUs, respectively, on February 6, 2024. See About deferred compensation section on page 44 for more details.

How we calculated the 2021 PSU performance factor

The payout value has been calculated in accordance with the terms of the PSU plan and 2021 award agreement. This includes provisions for adjusting ROIC results for items such as the impact of the KCS acquisition, fuel price assumptions, pension assumptions and regulatory changes implemented during the plan period that were not quantifiable at the time of target setting and outside of management’s direct control.

PSU performance measures	Threshold (50%)	Target (100%)	Stretch (200%)	Maximum (250%)	PSU result	Weighting	PSU performance factor

3-Year Average Adjusted ROIC(1)	15.6%	16.4%	16.8%	17.2%	16.66%	70%	164%

TSR to S&P/TSX 60 Index(2)	25th percentile	50th percentile	75th percentile	n/a	42nd percentile	15%	84%

TSR to Class I railroads(2)	4th	3rd	1st	n/a	4th	15%	50%

PSU performance factor							135%

(1)

Adjusted ROIC is derived for CP standalone in a manner consistent with Core adjusted combined ROIC, except that impacts of the KCS acquisition and KCS results are removed from CP’s results, and further adjusted as described above. Core adjusted combined ROIC is a Non-GAAP measure, which is further defined and discussed in Part VII - Other Information About Non-GAAP measures on pages 105-108 of the Company’s 2024 Proxy Circular.

(2)	TSR performance was rated against companies in the respective indices at the beginning and end of performance periods in accordance with the terms of the PSU plan and the 2021 award agreement.

NEO executive profiles

Keith E. Creel	President and Chief Executive Officer

Mr. Creel became the first President and Chief Executive Officer of CPKC on April 14, 2023 with the combination of Canadian Pacific and Kansas City Southern.

Prior to the merger, he served as President and Chief Executive Officer of CP, a position he assumed in January 2017. Mr. Creel joined the Company in February 2013 as President and Chief Operating Officer. He began his railroad career at Burlington Northern Railway in 1992 and has held progressively more senior operating positions throughout his career at Illinois Central and later at Canadian National (CN) where he held the position of Executive Vice President and Chief Operating Officer.

Mr. Creel holds a Bachelor of Science in marketing from Jacksonville State University and completed the Advanced Management Program at Harvard Business School. He served as a commissioned officer in the U.S. Army and is a Persian Gulf War veteran.

Recognized for his leadership, he was named by Progressive Railroading as Railroad Innovator for 2014 and by Railway Age as Railroader of the Year in 2021. He was also recognized by The Globe and Mail’s Report on Business as their CEO of the Year and Strategist of the Year in 2021.

Accomplishments in 2023

Under Mr. Creel’s leadership, Canadian Pacific and Kansas City Southern combined on April 14, 2023, to create CPKC, the only single-line rail network connecting Canada, the U.S. and Mexico. Integration activities across the combined network during the period since control have been successful, with no service interruptions or negative impacts on customers, communities, connecting railroads or safety. CPKC has continued to execute to plan while ensuring compliance with all conditions imposed by the STB.

Combined total revenues(1) increased five percent to $13.9 billion from $13.2 billion in 2022 and combined volume increased by one percent. Core adjusted combined diluted earnings per share(2) increased two percent to $3.84 from $3.77 in 2022.

CPKC led the industry with the lowest FRA-reportable train accident frequency among Class I railroads on a combined basis, building on CP’s legacy of 17 consecutive years of industry leadership. This resulted in a 32 percent improvement in FRA-reportable train accident frequency and a 12 percent improvement in FRA-reportable personal injury rate when comparing to 2022 on a combined full year basis.(3)

Our Home Safe program was extended across the KCS territory contributing to outstanding safety results, along with continued investment in technology solutions including wayside detector systems, washout prevention and broken rail detection technology. Use of innovative data analytics and machine learning warns of impending failures, allowing for proactive actions to be taken.

Recognizing people as our most important asset, 2023 focused on cultural integration of 20,000 employees across three countries. This has included employee engagement surveys, regular employee townhalls across the network and enhanced focus on leadership development and diversity and inclusion. CPKC was recognized as one of Canada’s Top 100 Employers for the second consecutive year, Alberta’s Top 75 Employers for the fourth consecutive year, and achieved the Military Friendly Employer designation.

CPKC continues to build a more sustainable future for our people, business, society, and the environment. As a newly combined company, CPKC established a consolidated greenhouse gas (GHG) emissions reduction target and announced its commitment to develop a future target aligned with a 1.5°C future and supporting the global economy to achieve net-zero emissions by 2050. In recognition of its continued commitment to continuous improvement and transparent disclosure, CPKC was named to the Dow Jones Sustainability World Index (DJSI World) and to the North America Index (DJSI North America).

CPKC continues to be an industry leader with our innovative hydrogen locomotive strategy. In addition to two low-horsepower locomotives regularly deployed in-service, a high horsepower AC locomotive achieved first movement on its own power with plans to deploy the AC beginning with testing in 2024. CPKC and CSX recently announced a planned collaboration to develop additional low-horsepower hydrogen locomotives, positively impacting industry-wide long-term sustainability.

(1)

Combined Total Revenues for the year ended December 31, 2023 and year ended December 31, 2022 represent combined operating information and are determined by translating KCS’s historical U.S. dollar denominated revenues to Canadian dollars at the Bank of Canada daily exchange rate, aligning KCS’s revenues into Freight and Non-freight revenues consistent with CPKC’s financial statement captions, and eliminating intercompany transactions between CP and KCS in a consistent manner with Article 11. In 2023, CPKC reported total revenues of $12.6 billion, an increase of 42 percent from $8.8 billion in 2022.

(2)	Core adjusted combined diluted EPS is a non-GAAP measure. This measure is defined and reconciled on pages 50 – 54 of the Company’s 2023 Form 10-K.
(3)	Refer to Footnote 1 FRA metrics on page 22.

CPKC held its inaugural investor day where the executive team outlined the strategic plan and provided multi-year financial guidance. To support these targets, a number of strategic initiatives were launched with promising early progress:

•	Flagship Mexico Midwest Express service launched May 11, the first and only single-line rail connection between Mexico and the U.S. Midwest bringing customers a truck-competitive service.
•	Secured new multi-year agreements with Schneider and Knight-Swift for intermodal transportation services along the single-line north-south corridor.
•

New agreement signed with Americold, creating an innovative cold storage ecosystem between the U. S. and Mexico. CPKC added 1,000 new refrigerated intermodal containers (reefers) more than doubling the existing fleet.

•	Launched a cross border international intermodal service from Lazaro Cardenas into the continental United States, offering a unique west coast option for shippers.
•

Reached agreement with CSX and G&W (operating as “MNBR” or Meridian & Bigbee Railroad LLC in Mississippi and Alabama) to establish a new freight corridor(1) for shippers that connects Mexico, Texas and the U.S Southeast. Furthermore, G&W committed to expanding service to Alberta and the Alberta Industrial Heartland in conjunction with CPKC.

2023 Compensation

At CPKC, the STIP individual performance factor for the
CEO cannot exceed the corporate performance factor. This
ensures the payout factor for the CEO aligns with the
Company’s overall performance.

Consistent with our pay for performance philosophy for
Mr. Creel, his STIP award for 2023 is directly linked to
CPKC’s corporate performance factor of 140 percent.

2024 Compensation

The Compensation Committee, with guidance and advice from FW Cook, conducted a comprehensive review of Mr. Creel’s compensation in conjunction with competitive market information as well as corporate and individual performance. Based on the findings of this review, the Committee adjusted Mr. Creel’s long-term incentive target for a total target direct compensation increase of US$975,000 (C$1.29 million). As per the terms of Mr. Creel’s employment agreement amendment dated March 21, 2021, the 2024 LTIP target grant value will be reduced by US$2.1 million (C$2.8 million) in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. See Employment agreements on page 38 for more details.

(1)	Subject to regulatory approval by the U.S. Surface Transportation Board.

Realized and realizable pay

The value of Mr. Creel’s incentive compensation is based on our performance over the period and, for the long-term incentive, our share price when the awards vest. The graph below shows the three-year average of Mr. Creel’s granted and realized and realizable pay from 2021 to 2023.

Summary compensation table. Reflects average of salary earned, actual cash bonus and long-term incentives granted as disclosed in the Summary compensation table on page 36

Realized and realizable. Reflects average of salary earned, actual cash bonus, the value of long-term incentive awards that have vested or been exercised and the estimated current value of unvested long-term incentive awards granted from 2021to 2023

•  the value of vested 2021 PSUs paid in February 2024 was calculated using the 30-day average trading price of our shares prior to December 31, 2023 of US$74.30 on the NYSE with a performance multiplier of 135 percent and includes reinvested dividends up to the payment date

•  the value of unvested 2022 and 2023 PSUs are based on the closing price of our shares on December 29, 2023 of US$79.06 on the NYSE with a performance multiplier of 100 percent and includes reinvested dividends

•  the value of unvested/unexercised stock options is based on the closing price of our shares on December 29, 2023 of US$79.06 on the NYSE

•  the values for salary earned and actual cash bonus are as disclosed in the Summary compensation table on page 36

•  the value of any realized and realizable PSUs and stock options have been converted into Canadian dollars using the 2023 year-end exchange rate of $1.3226

Pay linked to shareholder value

The table below shows Mr. Creel’s total direct compensation in Canadian dollars in each of the last three years, compared to its realized and realizable value as at December 31, 2023. We also compare the realized and realizable value of $100 awarded in total direct compensation to Mr. Creel in each year to the value of $100 invested in shares on the first trading day of the period, assuming reinvestment of dividends, to show a meaningful comparison of shareholder value.

Year	Compensation awarded ($)	Realized and realizable value of compensation as at December 31, 2023 ($)	Period	Value of $100
				Keith Creel	Shareholder
				($)	($)
2021(1)	25,883,203	24,121,282	Jan 1, 2021 to Dec 31, 2023	93	122
2022(2)	13,743,780	12,157,552	Jan 1, 2022 to Dec 31, 2023	88	117
2023	19,417,513	13,749,251	Jan 1, 2023 to Dec 31, 2023	71	105
(1)	Compensation awarded in 2021 is higher than 2022 and 2023 as a result of the special upfront grant of stock options in March 2021 and has normalized in 2022 and 2023.
(2)

As per the terms of Mr. Creel’s employment agreement amendment dated March 21, 2021, Mr. Creel’s 2022 and 2023 LTIP target grant values were reduced by US$2.1 million (C$2.8 million) in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. There are four planned reductions to Mr. Creel’s annual LTIP award in each year of 2022, 2023, 2024 and 2025 for a total aggregate reduction of US$8.4 million. See Employment agreements on page 38 for more details.

Mr. Creel’s compensation awarded values are as disclosed in the Summary compensation table. Mr. Creel’s realized and realizable value for salary earned and actual bonus received have been converted to Canadian dollars using the following average exchange rates: $1.2535 for 2021, $1.3013 for 2022 and $1.3497 for 2023. The value of any realized and realizable long-term incentive is converted into Canadian dollars using the 2023 year-end exchange rate of $1.3226.

Nadeem S. Velani	Executive Vice-President and Chief Financial Officer

Mr. Velani serves as a key member of the CPKC executive leadership team with duties including long-term strategic planning, financial planning, investor relations, reporting and accounting systems, as well as procurement, treasury, and tax.

Prior to the merger, Mr. Velani served as Executive Vice-President and Chief Financial Officer at CP since October 2017, initially appointed VP and CFO in October 2016. Before joining CP in 2013, Mr. Velani spent 15 years at CN where he worked in a variety of leadership positions in Strategic and Financial Planning, Investor Relations, Sales and Marketing and the Office of the President and CEO.

Mr. Velani holds a Bachelor of Economics degree from Western University, an MBA in Finance/International Business from McGill and completed the Advanced Management Program at Harvard Business School. Mr. Velani is a well-respected CFO having been named Canada’s CFO Of The Year in 2020, and recognized as one of the Top 50 Best Executives by the Globe and Mail’s Report on Business in the same year.

2023 Performance highlights:	2023 Compensation:

 •   Combined total revenues(1) increased by five percent to $13.9 billion from $13.2 billion in 2022. Core adjusted combined diluted EPS(1) was $3.84, up two percent from last year.

 •   Provided strong oversight of the Company’s capital structure including the repayment of $2.4 billion in debt, an important step in ensuring the Company returns to its target leverage of 2.5x adjusted combined net debt to adjusted combined EBITDA.(1).

 •   Led the update of the strategic multi-year plan presented at CPKC’s inaugural investor day.

 •   Progressed execution of integration objectives including successful go-live Day 1 financial reporting for a consolidated CPKC as well as integration of controls, external auditors, and accounting policies; completed $3.0 billion debt exchange of seven series KCS notes for new CPRC notes, with 97% acceptance.

 •   Ensured the disciplined deployment of $2.7 billion in capital investment supporting integration and enabling synergies.

 •   Co-chaired Company’s Diversity and Leadership Development Steering Committee, championing company-wide leadership programs and diversity initiatives.

 •   Named to Institutional Investor’s All-Canada Executive Team as Top CFO in capital goods/industrial sector in 2023.

 •   Qualified as a railroad conductor.

John K. Brooks	Executive Vice-President and Chief Marketing Officer

Mr. Brooks is responsible for CPKC’s commercial business units and leads sales and marketing professionals across North America. Mr. Brooks is also responsible for strengthening partnerships with existing customers, generating new opportunities for growth, enhancing the value of the company’s service offerings and developing strategies to optimize CPKC’s book of business.

Prior to the merger, Mr. Brooks served as Executive Vice-President and Chief Marketing Officer at CP since February 14, 2019. He began his railroading career with Union Pacific and later helped start I&M Rail Link, LLC, which was purchased by the Dakota, Minnesota and Eastern Railroad (DM&E) in 2002. Mr. Brooks was Vice-President of Marketing at the DM&E prior to it being acquired by CP in 2007.

Mr. Brooks holds a Bachelor of Arts in Finance from the University of Northern Iowa.

2023 Performance highlights:	2023 Compensation:

 •   Delivered record combined total revenues(1) of $13.9 billion, up five percent from 2022. Record revenue year in Bulk, Forest Products, Metals & Minerals and Automotive businesses.

 •   Successfully executed Day 1 control of KCS with customers and interline partners including alignment and roll out of tariff applications.

 •   Launched CPKC’s flagship Mexico Midwest Express service, the first and only single-line rail connection between Mexico and the U.S. Midwest. Active engagement with Schneider National to become the anchor customer.

 •   Established a new partnership with Americold, creating an innovative cold storage ecosystem between the United States and Mexico.

 •   Developed new automotive service solution through creation of a closed loop system linking auto manufacturing plants in Mexico and Canada with U.S. end-markets.

 •   Launched a cross border international intermodal service from Lazaro Cardenas into the continental United States, offering a unique west coast option for shippers.

 •   Strengthened commercial relationships with customers through key contract renewals.

 •   Supported the development of land assets and industrial projects throughout the network to foster future growth.

(1)

Refer to Footnote 1 Combined Total Revenues on page 30. Refer to Footnote 2 Core adjusted combined diluted EPS on page 30. Adjusted combined net debt to adjusted combined EBITDA is a non-GAAP measure. This measure is further defined and discussed in Part VII - Other Information About Non-GAAP measures on pages 105-108 of the Company’s 2024. Proxy Circular.

Mark A. Redd	Executive Vice-President and Chief Operating Office-

Mr. Redd oversees the 24/7 operations of CPKC’s network, north of Beaumont TX, including network transportation, operations, mechanical, engineering, training and safety.

Prior to the merger, Mr. Redd served as Executive Vice-President Operations at CP since September 2019, having first joined the company in 2013. He also spent more than 20 years at KCS, holding a variety of leadership positions in network and field operations, including Vice-President Transportation where he oversaw key operating functions in the U.S. and Mexico.

Mr. Redd holds Bachelor’s and Master’s degrees of Science in Management from the University of Phoenix and an Executive MBA from the University of Missouri – Kansas City.

2023 Performance highlights:	2023 Compensation:

 •   Oversaw the successful integration of CP and KCS operations during the first several months of control with no service interruptions or negative impacts on customers, communities or connecting railroads while delivering significant operating improvements.

 •   Operationalized CPKC’s flagship Mexico Midwest Express service connecting San Luis Potosi to Chicago with unmatched velocity, performance and reliability.

 •   Expanded our Home Safe program, safety walkabouts and safety integration plan across the KCS territory, resulting in the FRA-reportable train accident frequency declining 32 percent on a combined basis(1) and the FRA-reportable personal injury frequency declining 12 percent for the combined CPKC network(1).

 •   Championed the development and deployment of innovative solutions to improve safety and service including wayside detector systems, washout prevention technology, and rollout of cost-effective broken rail detection technology.

 •   Advanced low horsepower hydrogen strategy which included moving two hydrogen units into service in Q4. Also, the first high horsepower hydrogen powered unit conducted a successful movement test.

 •   Co-chaired the Company’s Diversity and Leadership Development Steering Committee, championing company-wide leadership programs and diversity initiatives. Also actively championed leadership development and succession planning across the Operations function.

John F. Orr	Executive Vice-President and Chief Transformation Officer

Mr. Orr joined CPKC as Executive Vice-President and Chief Transformation Officer on April 14, 2023 and is responsible for network operations planning and design, labour relations and regulatory affairs as well as fully accountable for Mexico Operations.

Previously, Mr. Orr served as Executive Vice-President Operations for Kansas City Southern from 2021 to 2023 overseeing Transportation, Engineering, Mechanical, Network operations, Health-Safety-Environmental and Labour Relations. A fourth-generation railroader, Mr. Orr began his railroad career at CN in 1985 building his career and holding various leadership positions including Senior Vice-President and Chief Transportation Officer.

Mr. Orr holds a Bachelor of Arts in Environmental Studies from University of Waterloo and has most recently completed the Advanced Management Program at Harvard University. He has also completed additional business coursework and professional development in leadership from University of Waterloo, University of Guelph, University of Western Ontario and Niagara Leadership Institute.

2023 Performance highlights:	2023 Compensation:

 •   Key contributor to obtaining STB approval including hearing testimony and final arguments; also developed and led the post-merger STB-mandated control process including reporting and oversight.

 •   Led Mexico operational task force, driving significant improvement in key operating metrics such as dwell, velocity, car miles per car day; delivered best-ever peak volumes in Q4 contributing to the success of the flagship Mexico Midwest Express.

 •   Adapted automotive operations to enable best in class service and asset cycles to the Mexico industrial heartland.

 •   Reinvigorated the Mexico safety program including rules and knowledge testing across 100% of the operational management team, resulting in a 50 percent reduction in train accident frequency.

 •   Improved consistency of service out of Lazaro Cardenas and laid the foundation to deliver on strategic initiatives such as the new Laredo International Bridge and Celaya Bypass.

 •   Developed the labour strategy for CPKC and helped attain labour agreements that will be foundational for long-term productivity improvements and stability.

 •   Continued to develop regulatory relationships in Canada, U.S. and Mexico.

Excludes long-term non-equity incentive (refer to Summary compensation table on page 36 for more details)

(1)	Refer to Footnote 1 FRA metrics on page 22.

Share performance

The graph below shows the total shareholder return of $100 invested in CPKC shares compared to the two major market indices over the last five years ending December 31, 2023, assuming reinvestment of dividends. The graph also shows the total compensation awarded to our NEOs for each of the past five years. CPKC shares have outperformed the S&P/TSX Composite index and the S&P 500 index since 2019 while our NEOs’ total compensation has directly aligned with the increasing value provided to our shareholders in recent years. We have delivered significant shareholder value as our cumulative total return for the five-year period ending December 31, 2023 was 126 percent on the TSX and 132 percent on the NYSE. With our unparalleled network access and service offerings, we will continue to create long-term value for our shareholders.

The total compensation value for NEOs as disclosed in the Summary compensation table is 0.4 percent of our Combined total revenues(1) of $13.9 billion for 2023.

as at December 31	2019	2020	2021	2022	2023
CPKC TSR (C$)	138	186	193	216	226
CPKC TSR (US$)	145	199	208	218	232
S&P/TSX Composite Index (C$)	123	130	162	153	171
S&P 500 Index (US$)	131	156	200	164	207
TDC ($ thousands)(1)	27,352	31,855	41,754	28,917	62,384
(1)

Total direct compensation (TDC) is the total compensation of the NEOs (excluding pension), as reported in the Summary compensation table in prior years. Compensation awarded in 2023 is higher than prior years as a result of the Synergy Awards granted to NEOs (excluding the CEO) in May 2023 and is expected to normalize in 2024.

•	We used the following NEOs to calculate total direct compensation in the table above:
•	2023: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and John Orr
•	2022, 2021 and 2020: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and Jeffrey Ellis
•	2019: Keith Creel, Nadeem Velani, John Brooks, Laird Pitz and Mark Redd
•

Messrs. Creel, Brooks, Pitz, Redd and Orr were paid in U.S. dollars and their amounts have been converted using the following average exchange rates: $1.3497 for 2023, $1.3013 for 2022, $1.2535 for 2021, $1.3415 for 2020 and $1.3269 for 2019.

(1)	Refer to Footnote 1 Combined Total Revenues on page 30.

EXECUTIVE COMPENSATION DETAILS

Summary compensation table

The table below shows annual compensation in Canadian dollars for our five NEOs for the three fiscal years ended December 31, 2023, 2022 and 2021. Messrs. Creel, Brooks, Redd and Orr are paid in U.S. dollars and their compensation has been converted to Canadian dollars using the average exchange rates for the year: $1.3497 for 2023, $1.3013 for 2022 and $1.2535 for 2021. Mr. Velani is paid in Canadian dollars.

					Non-equity incentive plan compensation
Executive and principal position	Year	Salary ($)(1)	Share-based awards ($)(2)	Option-based awards ($)(3)	Annual incentive plan ($)(4)	Long-term incentive plan (S)(5)	Pension Values ($)(6)	All other compensation ($)(7)	Total ($)

Keith E. Creel	2023	1,822,095	8,262,088	5,506,930	3,826,400	-	302,762	359,277	20,079,552
President and Chief	2022	1,561,560	6,960,936	4,655,218	566,066	-	499,916	279,850	14,523,546
Executive Officer	2021	1,496,068	7,138,547	14,910,982	2,337,606	-	608,541	237,237	26,728,981

Nadeem S. Velani	2023	937,694	7,798,752	1,512,387	1,415,327	-	173,485	87,520	11,925,165
Executive Vice-President	2022	833,193	1,878,184	1,315,942	399,325	-	232,289	69,608	4,728,541
and Chief Financial Officer	2021	806,821	1,684,658	997,455	1,102,552	-	248,433	53,715	4,893,634

John K. Brooks	2023	902,475	6,405,874	1,390,716	1,385,298	-	449,531	108,024	10,641,918
Executive Vice-President	2022	788,913	1,712,572	1,169,671	371,098	-	289,889	96,199	4,428,342
and Chief Marketing Officer	2021	722,525	1,566,074	920,156	999,666	-	534,527	90,248	4,833,196

Mark A. Redd	2023	888,842	6,495,673	1,340,107	1,375,261	-	151,421	108,583	10,359,887
Executive Vice-President	2022	757,194	1,513,731	1,037,043	358,931	-	137,801	100,518	3,905,218
and Chief Operating Officer	2021	645,748	1,444,831	1,010,560	814,384	-	104,262	89,381	4,109,166

John Orr(8)	2023	471,973	6,677,061	987,876	1,045,174	1,214,730	-	57,600	10,454,414
Executive Vice-President		-	-	-	-	-	-	-	-
and Chief Transformation Officer		-	-	-	-	-	-	-	-

(1)	Salary. Represents salary earned in the year. Mr. Velani’s salary is set in U.S. dollars and was paid in Canadian dollars based on an average exchange rate of 1.3412 in 2023.
(2)

Share-based awards. Includes PSUs and DSUs awards, where applicable. All award values reflects the grant date accounting fair value calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 24: Stock-based compensation in our Annual Report on form 10-K filed with the SEC and securities regulatory authorities in Canada on February 27, 2024 for more details. See 2023 Long-term incentive awards on page 25 for the grant date accounting fair value of the share-based awards granted to each NEO.

To calculate the number of PSUs our NEOs receive, we use the WTW binomial lattice model and the 30-day average closing share price on the TSX or the NYSE prior to the grant date. The WTW binomial lattice model valuation is based on a set of assumptions for the terms of an award, including a performance period of three years, three-year cliff vesting schedule, payout range percentage from threshold to maximum depending on the grant and the risk of forfeiture of five percent. The resulting valuation as a percent of the market price of a CPKC share on the grant date and the grant date fair values of our 2023 PSU awards on both a binomial and accounting valuation basis are shown in the table below.

	WTW Expected Life Binomial Methodology		Accounting Valuation Methodology
2023 PSU awards	Valuation %	Grant date fair value (TSX / NYSE)	Valuation %	Grant date fair value (TSX / NYSE)

February 2, 2023	83%	$87.63 / US$65.81	100%	$105.58 / US$79.29

April 28, 2023	83%	$88.64 / US$65.44	100%	$106.80 / US$78.84

May 2, 2023	83%	$88.34 / US$64.87	100%	$106.43 / US$78.16

May 17, 2023	83%	$91.96 / US$68.39	100%	$110.79 / US$82.40

For 2023, Mr. Velani’s and Mr. Redd’s amounts include the 16,969 PDSUs and 3,277 PDSUs credited to Mr. Velani and Mr. Redd, respectively, on February 2, 2023, as a result of the 2020 PSU performance factor, and the additional 5,759 and 1,843 matching PDSUs credited to Mr. Velani and Mr. Redd, respectively, under the terms of the Senior Executive Deferred Share Plan. See the About deferred compensation section on page 44 for more details.

In connection with Mr. Orr’s commencement of employment as CPKC’s Executive Vice-President and Chief Transformation Officer on April 14, 2023, he received an annual grant of PSUs and stock options as well as a one-time discretionary award on April 28, 2023 of DSUs in lieu of a cash payment that would have been owed under the merger agreement if Mr. Orr had resigned following the merger.

Mr. Redd’s 2023 amount excludes the 533 PDSUs credited to Mr. Redd on February 6, 2024, as a result of the 2021 PSU performance factor, and the additional 511 matching PDSUs credited to Mr. Redd, under the terms of the Senior Executive Deferred Share Plan. See the About deferred compensation section on page 44 for more details.

(3)

Option-based awards. The grant date fair value of stock option awards granted to each NEO has been calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 24: Stock-based compensation in our Annual Report on Form 10-K filed with the SEC and securities regulatory authorities in Canada on February 27, 2024 for more details.

To calculate the number of stock options our NEOs receive, we use the WTW binomial lattice model and the 30-day average closing share price on the TSX or the NYSE prior to the grant date. The WTW binomial lattice model valuation is based on a set of assumptions for the terms of an award, including the option term, four-year pro-rated vesting schedule, expected life of an award, the one-year historical dividend yield, three-year daily volatility, risk-free rate and risk of forfeiture of five percent. The resulting valuation as a percent of the market price of a CPKC share on the grant date and the grant date fair values of our 2023 stock options awards on both a binomial and accounting valuation basis are shown in the table below.

	WTW Expected Life Binomial Methodology		Accounting Valuation Methodology
2023 Stock option awards	Valuation % (TSX / NYSE)	Grant date fair value (TSX / NYSE)	Valuation % (TSX /NYSE)	Grant date fair value (TSX / NYSE)

February 2, 2023	21.5% / 23.6%	$22.70 / US$18.71	26.4% / 29.2%	$27.91 / US$23.14

April 28, 2023	23.6%	US$18.61	29.4%	US$23.19

May 2, 2023	23.6%	US$18.45	29.6%	US$23.10

Mr. Creel’s 2021 amount includes a special upfront grant on March 27, 2021 in relation to amendments to his executive employment agreement made on March 21, 2021 to retain him until at least year 2026. The grant date fair value of this grant is US$16.24 on the NYSE and is calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation. In consideration of this special upfront grant, the Company and Mr. Creel agreed to amend his current employment agreement to reduce the value of the annual long-term incentive plan award Mr. Creel is entitled to receive by US$2.1 million in each year of 2022, 2023, 2024 and 2025 (an aggregate of US$8.4 million). See Employment agreements on page 38 for more details.

Mr. Redd’s 2021 amount also includes the incremental fair value of $247,071 (US$197,105) to reflect the discretion approved by Board for his July 20, 2018 performance stock options (PSOs) granted when he was not an NEO. The incremental fair value is calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation and reflects the fair value of incremental options allowed to vest due to exercise of positive discretion as calculated using the Black-Scholes option-pricing model at the modification date.

(4)	Non-equity annual incentive. Cash bonus earned under our short-term incentive plan for 2023 and paid in February 2024.
(5)

Non-equity long-term incentive. Reflects amounts for Mr. Orr under the terms and conditions of his employment with KCS prior to the CPKC Control Date of April 14, 2023. Mr. Orr’s 2023 amount reflects his KCS cash-based retention award of US$1.2 million granted on May 21, 2021 to promote retention and incentivize the completion of the merger with CP. Twenty-five percent of the retention award (US$300,000) was paid out in December 2021 in connection with the closing of the merger, and the remaining 75 percent of the retention award (US$900,000) was paid on June 1, 2023.

(6)

Pension. Messrs. Creel and Velani participate in the Canadian defined contribution plan (DC plan) and in the defined contribution supplemental plan (DC SERP). Messrs. Creel and Redd participate in the U.S. defined contribution plan and the U.S. supplemental executive retirement plan. Mr. Brooks participates in the Company’s Pension Plan for U.S. Management Employees. See Retirement plans on page 43 for more details.

(7)

All other compensation. The NEOs receive certain benefits and perquisites which are competitive with our comparator group. The table below shows the breakdown of all other compensation for 2023. The values in the table have been converted to Canadian dollars using the 2023 average exchange rate of $1.3497.

	Perquisites						Other compensation

Executive	Personal use of company aircraft ($)(a)	Auto benefits ($)(b)	Housing allowance ($)(c)	Financial and tax planning ($)(d)	Additional medical ($)(e)	Club benefits ($)(f)	401(k) match ($)(g)	Employer share purchase plan match ($)(h)	Total ($)

Keith Creel	222,559	31,291	1,492	26,994	-	33,743	7,288	35,910	359,277

Nadeem Velani	-	57,754	-	-	-	11,200	-	18,566	87,520

John Brooks	-	43,163	-	13,629	6,654	15,117	11,592	17,869	108,024

Mark Redd	-	48,876	-	13,629	-	15,117	13,362	17,599	108,583

John Orr	-	28,850	-	-	-	15,117	6,618	7,015	57,600

(a)

Calculated by multiplying the variable cost per air hour by the number of hours used for travel and includes costs for fuel, maintenance, landing fees and other miscellaneous costs. The year over year increase to this amount is primarily due to higher fuel prices in 2023. As Mr. Creel is required to travel frequently for business, the Company prefers he uses our corporate aircraft within North America to ensure his safety, security and ability to immediately travel across the Company’s network. As an executive of a Calgary-based company, enabling the CEO to visit his family in the United States is an important retention tool. Non-corporate use of the corporate aircraft has been limited to family visits.

(b)

Reflects the cost of a company-leased vehicle and reimbursement of related operating costs and where applicable, a car allowance. A taxable reimbursement of auto benefits is provided for executives with vehicles that meets a CFCR (Combined Fuel Consumption Ratio from the Canadian federal government) of 11.8L per 100KM or less. Effective March 31, 2023, the Company began to phase out company-leased vehicles and provide a car allowance program instead.

(c)	Reflects total costs pro-rated for the days Mr. Creel is in Calgary to provide reasonable accommodation.
(d)	Reflects the cost of executive financial counselling provided for Messrs. Creel, Brooks, and Redd. Messrs. Velani and Orr did not use the company provided service.
(e)

Under the U.S. medical benefits plan, available to all U.S. employees, the majority of the cost of a medical examination is covered by the plan. Only incremental costs for the executive medical are paid for by the Company. In Canada, executive medicals are not covered under the group benefit plan.

(f)

Included in the perquisites program available to all senior executives is a value of $11,200 in their respective home currency. Value of CEO’s club membership of $33,743 reflects the Canadian dollar conversion of US$25,000.

(g)	Reflects matching company contributions to the 401(k) plan for Messrs. Creel, Brooks, Redd and Orr.
(h)

Company contributions to the Employee Share Purchase Plan (ESPP). Our NEOs participate in the ESPP on the same terms and using the same formulas as other participants. See page 42 to read more about the ESPP.

(8)	Mr. Orr’s amounts for 2023 reflects CPKC compensation including equity and non-equity awards from April 14 (Control Date) to December 31.

Employment agreements

Except for Mr. Creel, employment agreements for executive officers are set out in a standard offer letter template. The letters contain the standard terms, including an annual salary, participation in the short and long-term incentive plans as approved annually by the Compensation Committee, participation in the benefit plans or programs generally available to management employees and perquisites. As of the date of this 10-K/A, all of our NEOs have a two-year non-compete and non-solicitation agreement tied to their Company employment, except that in March 2024, in connection with Mr. Orr’s resignation, the Company agreed to waive enforcement of Mr. Orr’s non-competition provision solely with respect to his employment with NS.

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

On March 21, 2021, in connection with the announcement of the merger with KCS, the Company entered into a stock option agreement and amendment to Mr. Creel’s executive employment agreement with the intent to retain him until at least year 2026. If Mr. Creel voluntarily resigns or retires prior to January 31, 2026 any PSUs granted after March 1, 2021 will not be deemed retirement-eligible as previously provided in the PSU plan and his prior employment agreement. The 517,385 options granted to Mr. Creel in connection with these amendments to his executive employment agreement will expire on March 27, 2028 and will be subject to the terms and conditions of the Plan. In consideration of the Award, the Company and Mr. Creel agreed to amend his current employment agreement to reduce the value of the annual long-term incentive plan award Mr. Creel is entitled to receive by US$2.1 million in each year of 2022, 2023, 2024 and 2025 (an aggregate of US$8.4 million).

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards that were outstanding as of December 31, 2023. See

Long-term incentive plan beginning on page 24 for more information about our stock option and share-based awards.

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)

Keith Creel (3)	31-Jan-14	49,875	33.77	31-Jan-24	3,544,616
	24-Jul-14	239,700	42.06	24-Jul-24	15,048,366
	22-Jan-16	276,250	23.36	22-Jan-26	20,351,012
	20-Jan-17	3,258	30.20	20-Jan-24	210,539
	1-Feb-17	7,216	30.23	1-Feb-24	466,028
	1-Feb-17	68,162	30.23	1-Feb-24	4,402,076
	22-Jan-18	215,740	37.17	22-Jan-25	11,952,797
	25-Jan-19	271,010	41.06	25-Jan-26	13,620,637
	31-Jan-20	287,160	53.16	31-Jan-27	9,836,763
	29-Jan-21	237,145	67.24	29-Jan-28	3,707,319
	27-Mar-21	517,385	71.64	27-Mar-28	5,077,457
	31-Jan-22	208,107	71.40	31-Jan-29	2,108,356
	2-Feb-23	176,323	79.29	2-Feb-30	-
	6-Feb-13					DSU			17,210,372
	29-Jan-21					PSU			11,502,832
	31-Jan-22					PSU	75,907	7,937,243
	2-Feb-23					PSU	77,624	8,116,783
Total		2,557,331			90,325,966		153,531	16,054,026	28,713,204
Nadeem Velani	23-Jan-15	1,000	43.76	23-Jan-25	61,080
	22-Jan-16	14,635	33.15	22-Jan-26	1,049,183
	22-Jan-18	66,300	46.33	22-Jan-25	3,879,213
	25-Jan-19	81,565	54.30	25-Jan-26	4,122,295
	31-Jan-20	87,275	70.31	31-Jan-27	3,013,606
	29-Jan-21	57,790	85.93	29-Jan-28	1,092,809
	31-Jan-22	64,255	90.94	31-Jan-29	893,145
	2-Feb-23	54,188	105.58	2-Feb-30	-
	26-Feb-14					DSU			366,288
	19-Feb-15					DSU			185,320
	24-Feb-17					DSU			336,227
	22-Feb-19					DSU			731,675
	31-Jan-20					DSU			4,025,071
	2-Feb-23					DSU	14,818	1,553,562	607,064
	29-Jan-21					PSU			2,719,598
	31-Jan-22					PSU	20,925	2,193,769
	2-Feb-23					PSU	6,351	665,812
	17-May-23					PSU	45,004	4,718,264
Total		427,008			14,111,331		87,098	9,131,407	8,971,243

John Brooks	23-Jan-15	6,530	35.18	23-Jan-25	378,973
	22-Jan-16	21,700	23.36	22-Jan-26	1,598,613
	22-Jan-18	20,975	37.17	22-Jan-25	1,162,093
	25-Jan-19	37,420	41.06	25-Jan-26	1,880,684
	14-Feb-19	14,845	40.40	14-Feb-26	759,050
	31-Jan-20	65,130	53.16	31-Jan-27	2,231,050
	29-Jan-21	49,835	67.24	29-Jan-28	779,077
	31-Jan-22	52,289	71.40	31-Jan-29	529,746
	2-Feb-23	41,926	79.29	2-Feb-30	-
	2-May-23	2,607	78.16	2-May-30	3,103
	6-Sep-12					DSU			545,178
	22-Feb-19					DSU			447,277
	29-Jan-21					DSU	797	83,386	333,545
	31-Jan-22					DSU	700	73,210	292,841
	29-Jan-21					PSU			2,417,449
	31-Jan-22					PSU	17,975	1,879,558
	2-Feb-23					PSU	17,980	1,880,035
	2-May-23					PSU	1,116	116,709
	17-May-23					PSU	39,484	4,128,589
Total		313,257			9,322,389		78,052	8,161,487	4,036,290

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($) (1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)
Mark Redd	25-Jan-19	19,980	41.06	25-Jan-26	1,004,171
	3-Sep-19	6,485	46.95	3-Sep-26	275,409
	31-Jan-20	47,935	53.16	31-Jan-27	1,642,030
	29-Jan-21	41,350	67.24	31-Jan-28	646,430
	31-Jan-22	46,360	71.40	31-Jan-29	469,679
	2-Feb-23	37,172	79.29	2-Feb-30	-
	2-May-23	5,746	78.16	2-May-30	6,840
	19-Feb-15					DSU			236,438
	22-Feb-19					DSU			379,415
	31-Jan-20					DSU			893,344
	29-Jan-21					DSU	230	24,001	96,005
	31-Jan-22					DSU	570	59,641	238,565
	2-Feb-23					DSU			193,803
	29-Jan-21					PSU			1,805,874
	31-Jan-22					PSU	15,937	1,666,398
	2-Feb-23					PSU	15,941	1,666,820
	2-May-23					PSU	2,460	257,243
	17-May-23					PSU	39,198	4,098,677
Total		205,028			4,044,559		74,336	7,772,780	3,843,444
John Orr	28-Apr-23	31,562	78.84	28-Apr-30	9,184
	28-Apr-23					DSU	4,138	432,650	1,730,602
	28-Apr-23					PSU	13,512	1,412,895
	17-May-23					PSU	27,538	2,879,527
Total		31,562			9,184		45,188	4,725,072	1,730,602

(1)

Option-based awards. Regular options granted before 2017 vest 25 percent each year for four years beginning on the first anniversary of the grant date and expire 10 years from the grant date. Grants made in 2017 and onwards have the same vesting schedule and expire seven years from the grant date. All exercise prices for grants received prior to 2015 are in Canadian dollars. With respect to Messrs. Creel Brooks, Redd and Orr, exercise prices for option awards that were granted in 2015 and later are in U.S. dollars. All of Mr. Velani’s exercise prices are in Canadian dollars.

Value of unexercised in-the-money options. For stock options granted in Canadian dollars, the value of unexercised in-the-money options at 2023 year-end is based on $104.84, the closing share price on the TSX on December 29, 2023. For U.S. dollar stock option grants, the value of unexercised in-the-money options at 2023 year-end is based on US$79.06, the closing share price on the NYSE on December 29, 2023.

(2)

Share-based awards. Values include reinvested dividends. The unvested 2022 and 2023 PSU values are based on an assumed payout at target (100 percent). For Mr. Velani, the value of unvested PSUs and DSUs is based on $104.84, the closing share price on the TSX on December 29, 2023. For Messrs. Creel,. Brooks, Redd and Orr, the value of unvested PSUs and DSUs is based on US$79.06 our closing share price on the NYSE on December 29, 2023, converted to Canadian dollars using a year-end exchange rate of $1.3226.

The vested 2021 PSU values are based on an overall performance factor of 135 percent and a payout price of $100.37 and US$74.30 on the TSX and NYSE, respectively (see Payout of 2021 PSU award on page 29 for more details). Mr. Redd elected to defer a portion of his January 29, 2021 PSU award to PDSUs and received an additional 533 PDSUs, on February 6, 2024, respectively as a result of the overall 2021 PSU performance factor of 135 percent and a further 511 matching PDSUs, respectively, under the terms of the Senior Executive Deferred Share Plan on February 6, 2024. Value of the vested 2021 PDSUs are included in the table above. See the About deferred compensation section on page 44 for more details.

Vested and unvested DSU awards are deferred and cannot be redeemed until the NEO leaves the Company.

Messrs. Velani, Brooks, Redd and Orr were awarded a one-time, special PSU grant on May 17, 2023 to incentivize the delivery of synergies to our shareholders. See Synergy performance award on page 25 for more details.

(3)

Mr. Creel was awarded an upfront performance stock option grant on February 1, 2017 when he became CEO on January 31, 2017. These performance stock options vested on February 1, 2022 based on our five-year TSR relative to two equally weighted measures: the S&P/TSX Capped Industrial Index and the S&P 1500 Road and Rail Index. The threshold for vesting is for CPKC’s TSR being at or above the 60th percentile relative to each index at the end of the performance period on January 31, 2022. The Company’s TSR performance relative to the S&P/TSX Capped Industrial and S&P 1500 Road and Rail indices both exceeded the 60th percentile, vesting 100 percent of the grant.

On March 27, 2021, Mr. Creel was awarded a special stock option grant in conjunction with amendments to his executive employment agreement made on March 21, 2021. See Employment agreements on page 38 for more details.

Incentive plan awards – value vested or earned during the year

The table below shows the amount of incentive compensation that vested or was earned in 2023.

Executive	Option-based awards - value vested during the year ($)(1)	Share-based awards - value vested during the year ($)(2)	Non-equity incentive plan compensation - value earned during the year ($)

Keith Creel	7,777,721	11,502,832	3,826,400

Nadeem Velani	2,230,484	2,719,598	1,415,327

John Brooks	1,489,124	2,417,449	1,385,298

Mark Redd	967,872	2,096,310	1,375,261

John Orr	-	1,782,728	1,045,174

(1)

Option-based awards—value vested during the year. Includes the aggregate dollar value that would have been realized if the options were exercised on the date of vest. It is calculated as the difference between the closing price (on each of the stock option vest dates in 2023) and the exercise price, converted to Canadian dollars where applicable using the exchange rate on the vest date.

(2)

Share-based awards—value vested during the year. Includes DSUs that have vested during the year and are valued as of the vest date and converted to Canadian dollars where applicable. Also includes, the payout value of the 2021 PSUs and the value of 2021 PDSUs (including the 533 PDSUs credited to Mr. Redd, respectively, on February 6, 2024 as a result of the 2021 PSU performance factor, and a further 511 matching PDSUs credited to Mr. Redd, respectively, on February 6, 2024, under the terms of the Senior Executive Deferred Share Unit Plan), which vested at 135 percent on December 31, 2021. The 2021 PSU value for Messrs. Creel, Brooks and Redd have been converted to Canadian dollars using the year-end exchange rate of $1.3226. See Payout of 2021 PSU award on page 29 and the Outstanding share-based awards and option-based awards on page 39 for more details.

Option exercises and vested stock awards

The table below shows the options exercised and sold by the NEOs in 2023.

Executive	Number of options exercised and sold	Option exercise price ($)		Value realized ($) (1)
Keith Creel(2)	32,580	US$	30.20	2,056,104
	753,795	US$	30.23	47,627,878
	149,625		$33.77	9,715,955

(1)	Based on the market price of shares less the option exercise price on the date of exercise; converted to Canadian dollars using the exchange rate on the exercise date for exercises on the NYSE.
(2)

Mr. Creel’s exercises are for options, which are scheduled to expire in January, February and July of 2024, and are being exercised and sold in accordance with the automatic securities disposition plans he established on August 2, 2022.

Equity compensation plan information

The table below shows the securities authorized for issuance under equity compensation plans at December 31, 2023. These include the issuance of securities upon exercise of options outstanding under the stock option plan and the director stock option plan.

The table also shows the remaining number of shares available for issuance and includes 1,700,000 shares under the director stock option plan. On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	6,471,932	71.03	21,758,323

Equity compensation plans not approved by security holders	-	-	-

Total	6,471,932	71.03	21,758,323

See page 28 to read more about the stock option plan. You can also read about the two equity compensation plans in our audited consolidated financial statements for the year ended December 31, 2023, available on our website (investor.cpkcr.com/financials), and on SEDAR (www.sedar.com) and EDGAR (www.sec.gov).

Employee Share Purchase Plan (ESPP)

The Company’s ESPP is available to all employees and provides the opportunity to purchase shares on the open market through payroll deductions which aligns employees’ interests with those of shareholders. Employees may contribute between one percent and ten percent of their base salary to the ESPP every pay period. CPKC provides a 33 percent match on the first six percent of non-unionized and specified unionized employees’ contributions which vest at the end of the four consecutive quarters. Employees must remain participants of the ESPP at the time of vesting in order to receive the CPKC match.

In 2023, approximately 51 percent of our employees participated in the ESPP.

Retirement plans

Canadian pension plans

Messrs. Creel and Velani participated in our DC plan in 2023.

Participants contribute between 4 and 6 percent of their base salary depending on their age and years of service, and the Company contributes between 4 and 8 percent of a participant’s base salary and annual bonus. For eligible executives, CPKC contributes an additional 6 percent of base salary and annual bonus. Total contributions are limited to the maximum allowed under the Income Tax Act (Canada) ($31,560 for 2023).

Defined contribution plan

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	3,679,510	279,682	4,345,477
Nadeem Velani	1,677,790	173,485	2,167,936

Messrs. Creel and Velani also participate in the DC SERP, a non-registered plan that provides notional contributions in excess of the Income Tax Act (Canada) limits at the same Company contribution rate as in the DC Plan. Company contributions vest after two years of employment. Employees do not contribute to the DC SERP.

U.S. retirement plans

Our U.S. retirement program has five elements:

•	a qualified defined benefit pension plan (closed plan) which provides annual benefit accruals funded by employer contributions determined from U.S. Internal Revenue Service (IRS) rules;
•	a non-qualified defined benefit pension plan (closed plan) for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$330,000 for 2023);
•	a voluntary qualified 401(k) plan with employer match;
•	a qualified defined contribution plan which provides automatic employer contributions; and
•	a non-qualified defined contribution plan for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$330,000 for 2023).

CPKC pension plan for U.S. management employees (closed plan)

CPKC sponsors a defined benefit pension plan comprised of a Basic Defined Benefit Pension Plan (Basic DB Plan) and a Supplemental Pension Plan, which provides retirement benefits in excess of the Basic DB Plan. The benefit is based on age, service and a percentage of final average compensation.

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

The table below summarizes Mr. Brooks’ participation in the Basic DB Plan and Supplemental Pension Plan in 2023. The values in the table have been converted to Canadian dollars using the 2023 average exchange rate of $1.3497.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-compensatory change ($)	Closing present value of defined benefit obligation ($)
Executive	At December 31, 2023	At age 65	At year end ($)	At age 65 ($)
John Brooks	15.17	27.25	296,631	608,189	2,333,925	449,531	264,339	3,047,795

The present value of the defined benefit obligation is based on the assumptions and methods used for financial statement reporting. In previous years, it was assumed that Mr. Brooks’ accrued benefit would be paid at age 65. The present value was determined using a discount rate of 5.23 percent and mortality adjusted actuarial assumptions.

401(k) plan

Individuals can make pre-tax or post-tax (Roth) contributions to the 401(k) plan subject to limits imposed by the IRS. The Company provides a matching contribution of 50 percent on the first six percent of eligible earnings. All contributions vest immediately.

U.S. salaried retirement income plan

The U.S. Salaried Retirement Income Plan is employer-funded with an annual contribution equal to 3.5 percent of eligible earnings, which include base salary and annual bonus. These earnings are subject to compensation limits imposed by the IRS.

Supplemental defined contribution plan (U.S. DC SERP)

The U.S. DC SERP is an unfunded, non-qualified defined contribution plan that provides an additional company contribution equal to six percent of eligible earnings without regard to the limits imposed by the IRS. Eligible earnings include base salary and annual bonus. In addition, for earnings in excess of the limits imposed by the U.S. Internal Revenue Code, an additional 3.5 percent contribution is made. Company contributions vest at the end of three years.

Messrs. Creel and Redd participated in the U.S. DC SERP in 2023. The table below shows the U.S. Salaried Retirement Income Plan and U.S. DC SERP account information as at December 31, 2023 with values converted to Canadian dollars using the 2023 average exchange rate of $1.3497.

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	1,149,826	23,080	1,394,356
Mark Redd	600,082	151,421	894,794

About deferred compensation

Executive officers and members of senior management who have not met their share ownership requirement can choose to defer all or a portion of their short-term incentive or PSU grant as DSUs.

The short-term incentive DSUs are granted in the year the bonus is actually paid and may receive a 25 percent match. The deferred amount, including the match, cannot exceed the amount needed to meet the ownership requirement. The amount is converted to bonus DSUs using the average market price of a CPKC common share for the 10 trading days immediately before December 31 of the applicable performance year. The matching units vest after three years.

Eligible executives can elect to defer a portion of their PSU grant prior to start of the performance period. These Performance DSUs are subject to the same performance and vesting conditions as the corresponding PSU grant. To align with the granting practice of the PSU plan, the elected amount converted to Performance DSUs is based on the market closing price of a CPKC common share for the 30 trading days prior to the grant date. The Performance DSUs may receive a 25 percent match upon vesting (subject to a matching DSU cap), three years from the grant date.

To defer any compensation, elections must be made by June 30th of the calendar year prior to the new fiscal year. Matching DSUs cannot exceed 20 percent of the executives’ total ownership requirement.

The table below shows the number and value of DSUs outstanding as at December 31, 2023.

Executive	Unvested DSUs (#)	Vested DSUs (#)	Total Units (#)	Value as at December 31, 2023 ($)(1)
Keith Creel	0	164,591	164,591	17,210,372
Nadeem Velani	14,818	59,630	74,448	7,805,208
John Brooks	1,497	15,482	16,979	1,775,438
Mark Redd(2)	800	20,995	21,795	2,278,986
John Orr	4,138	16,551	20,689	2,163,252

(1)

We valued the outstanding DSUs using $104.84, our closing share price on the TSX on December 29, 2023 for Mr. Velani and US$79.06, our closing share price on the NYSE and converted to Canadian dollars using a year-end exchange rate of $1.3226 for Messrs. Creel, Brooks, Redd and Orr.

(2)

Mr. Redd’s vested DSU amount includes 533 PDSUs resulting from the overall 2021 PSU performance factor of 135 percent that was applied to the 2021 PDSU grant and the associated 511 matching PDSUs credited on February 6, 2024.

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

Mr. Creel is covered under the terms of his employment agreement effective January 31, 2017, as amended December 18, 2018 and March 21, 2021, that includes non-competition, non-solicitation and confidentiality restrictions. Messrs. Velani, Brooks, Redd and Orr are subject to the same terms as all other employees for resignation, retirement, termination with cause, termination without cause and change in control. Messrs. Velani, Brooks, Redd and Orr have signed non-competition, non-solicitation agreements in each year of their employment with the Company that also have confidentiality restrictions.

	Resignation	Retirement	Termination with cause	Termination without cause	Change in control
Severance	None	None	None	Mr. Creel: 24 months of base salary Other NEOs: pursuant to applicable law	None
Short-term incentive	Forfeited	Award is pro-rated to retirement date	Forfeited	Mr. Creel: equal to the target award for severance period Other NEOs: award for current year is pro-rated to termination date as per plan	None
DSUs	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested DSUs are forfeited	Unvested units vest early if the holder is terminated following change in control
Performance share units	Forfeited

Award continues to vest based on performance factors and executive is entitled to receive the full value as long as they have worked for six months of the performance period, otherwise the award is forfeited

			Forfeited	Mr. Creel: subject to retirement provisions Other NEOs: pro-rated based on active service within the performance period and based on actual performance at the end of the performance period	Only vest if the executive is terminated following a change in control PSUs vest at target, pro-rated based on active service within the performance period
Stock options	Vested options are exercisable for 30 days or until the expiry date, whichever comes first Unvested options are forfeited Performance stock options are forfeited	Options continue to vest Award expires five years after the retirement date or the normal expiry date, whichever is earlier Performance stock options are forfeited	Forfeited

Mr. Creel: subject to retirement provisions

Other NEOs: vested options are exercisable for six months following termination as well as any options that vest during the six-month period

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

The table below shows the estimated incremental amounts that would be paid to Mr. Creel, if his employment had been terminated without cause on December 31, 2023. There is no extra tax gross-up provision for any termination benefit.

Name	Severance period (# of months)	Base pay ($)	Short-term incentive ($)	Additional retirement benefits ($)	Other benefits(1) ($)	Value of vesting of options and equity-based awards (2) ($)	Payable on termination without cause ($)
Keith Creel	24	3,571,020	5,356,530	—	39,651	41,697,254	50,664,455

(1)	Reflects the value of accelerated vesting of shares purchased under the ESPP for Mr. Creel.
(2)

Reflects the value of stock options and equity-based awards vesting per the retirement provisions in accordance with our stock option and PSU plans. Mr. Creel’s calculation is based on US$79.06, our closing share price on the NYSE on December 29, 2023, converted to Canadian dollars using a year-end exchange rate of $1.3226.

CEO pay ratio

CPKC is proactively providing transparency and public disclosure related to CEO pay as compared to the median employee. As our proxy is governed under Canadian Securities Administrators (CSA) regulations; we are not required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and Item 402(u) of Regulation S-K to disclose information about the ratio of the annual total compensation of our median employee and the annual total compensation (pay ratio) of Mr. Creel, our President and CEO. In support of the Board’s commitment to progressive disclosure practices we have determined and are disclosing the CEO pay ratio for 2023 in the table below.

For December 31	2023
CEO pay ratio	159:1
Excluding employees located in Mexico(1)	149:1
(1) To facilitate benchmarking with our U.S. Class I railroad peers, we also provide the pay ratio of the total annual compensation of our CEO and employees located in Canada and the U.S.

To identify our median employee, we conducted an analysis of the total compensation of our employee population in Canada, U.S. and Mexico, other than our CEO, who were employed by the Company on December 31, 2023. We have determined that using the taxable income reported on the T4 box 14 employment income and W-2 box 1 income for employees in Canada and the U.S., provides a reasonable and consistent estimate for evaluating annual total compensation. We used aggregate payroll data to provide a reasonable estimate of the annual total compensation in Mexico. The median employee annual total compensation for 2023 of employees located in Canada, U.S. and Mexico is $126,086 while the median annual total compensation of employees located in Canada and the U.S. is $134,435. In accordance with applicable U.S. disclosure rules, we calculated 2023 annual total compensation for our median employees using the same methodology that we use to determine our NEOs’ annual total compensation in the Summary compensation table on page 36.

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

Director compensation for 2023

Our director compensation program shares the same objective as our executive compensation program: to attract and retain qualified directors and to align the interests of directors and shareholders.

Flat fee retainer

We pay directors a flat fee retainer, which reflects the director’s ongoing oversight and responsibilities throughout the year and attendance at Board and committee meetings.

Directors receive 100 percent of their annual retainer in Director Deferred Share Units (DDSUs) until they have met their share ownership requirements. After that, they must receive at least 50 percent of their retainer in DDSUs, and can receive the balance in cash. Directors must make their election before the beginning of each calendar year.

Directors must meet their share ownership requirements within five years of joining the Board.

The table below shows the flat fee retainers for 2023. In 2023, Canadian directors’ fees were converted to Canadian dollars and the number of DDSUs received was based on the trading price of our shares on the TSX. U.S. directors were paid in U.S. dollars and the number of DDSUs they received was based on the trading price of our shares on the NYSE.

Aligning director and shareholder interests

Directors receive their annual retainer in deferred share units so they have an ongoing stake in our future success, aligning their interests with those of our shareholders.

About DDSUs

DDSUs are granted to directors under the director deferred share unit plan. Only non-employee directors participate in the plan.

A DDSU is a bookkeeping entry that has the same value as one common share. DDSUs earn additional units as dividend equivalents at the same rate as dividends paid on our shares. DDSUs vest immediately.

2023 Annual Director Compensation	Annual Retainer
Compensation – All Directors	US$280,000
Additional retainer – Chair of Governance Committee, Risk and Sustainability Committee and Integration Committee	US$30,000
Additional retainer – Chair of Audit and Finance Committee and Compensation Committee	US$40,000
Additional retainer – Board Chair	US$195,000

We reimburse directors for travel and out-of-pocket expenses related to attending their Board and committee meetings and other business on behalf of the Company.

Mr. Creel does not receive any director compensation because he is compensated in his role as President and CEO.

Benchmarking

Our comparator group in 2023 remained unchanged from 2022 and consisted of five Class I railroad peers as well as 11 capital-intensive Canadian companies. There have been no changes to director compensation since 2022.

Independent advice

The Governance Committee makes its own decisions, which may reflect factors and considerations other than the information and recommendations provided by its external consultant.

Board assessment and evaluation process

The Governance Committee discusses goals related to corporate governance, strategic planning, Board succession, shareholder engagement and director education and provides recommendations to the Board on these matters. The Board has a comprehensive annual Board assessment and evaluation process that includes a review of individual directors (including peer reviews), review of each of the Board’s committee mandates, committee chairs, the Board Chair and the overall functioning of the Board. In 2023, the Board’s Chair facilitated the evaluation process and met with directors. Peer reviews were also part of the evaluation process. She also received feedback given by senior management who interact with the Board regularly. The Chair of the Board presented the responses and findings for the Board and management in January 2024 and addressed these findings with the Board in early 2024.

2023 Director Compensation

The Governance Committee reviews director compensation every two to three years based on the directors’ responsibilities, time commitment and the compensation provided by comparable companies. Each director is paid an annual retainer of U.S.$280,000. The chairs of the Compensation Committee and the Audit and Finance Committee receive an additional U.S.$40,000 per year. All other Committee chairs receive an additional U.S.$30,000 per year and the Board Chair receives an additional U.S.$195,000(1) per year.

We paid directors a total of approximately $4,138,872 in 2023 as detailed in the table below. Directors receive a flat fee retainer to cover their ongoing oversight and responsibilities throughout the year, and they do not receive additional compensation for attendance at Board and committee meetings.

Directors receive 100 percent of their annual retainer in director deferred share units (DDSUs) until they have met their share ownership requirements. After that, directors are required to receive at least 50 percent of their compensation in DDSUs. The totals listed in the chart below represent (1) the approximate dollar value of DDSUs credited to each director’s DDSU account in 2023, based on the closing fair market value of our shares on the grant date plus (2) the cash portion paid if a director elected to receive a portion of their compensation in cash.

Mr. Creel does not receive compensation in respect of his role as a director because he is compensated in respect of his role as President and CEO (see pages 30 and 36 for details). He is therefore not included in the chart below.

All figures in the chart below are in Canadian dollars.

Name	Fees earned(2) (paid in cash) ($)	Share-based awards(1),(2) (DDSUs) ($)	All other compensation(2)(3)(5) ($)	Total ($)	% of Total Fees Taken in DDSUs
John Baird	0	416,069	1,000	417,069	100
Isabelle Courville	317,769	318,763	1,000	637,532	50
Jill Denham	112,390	263,063	1,000	376,453	70
Antonio Garza(4)	0	201,270	66,182	267,452	100
David Garza-Santos(4)	0	201,270	1,397	202,667	100
Edward Hamberger	0	308,758	1,350	310,108	100
Janet Kennedy(4)	0	201,270	41,888	243,158	100
Henry Maier(4)	0	201,270	41,871	243,141	100
Matthew Paull	0	321,325	1,350	322,675	100
Jane Peverett	214,076	214,745	1,000	429,821	50
Andrea Robertson	0	375,804	1,000	376,804	100
Gordon Trafton	155,000	155,642	1,350	311,992	50

(1)

The value of the share-based awards has been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC 718) using the grant date fair value, which is prescribed by the Directors’ Deferred Share Unit Plan.

(2)

All directors fees are initially determined in U.S. dollars. The value of director share-based awards, and cash and other payments, as applicable, is paid in their local currency. Ms. Kennedy and Messrs. Garza, Garza-Santos, Hamberger, Maier, Paull and Trafton were paid in U.S. dollars and their amounts have been converted to Canadian dollars using the 2023 average exchange rate of $1.3497. Ms. Courville, Denham, Peverett and Robertson and the Mr. Baird were paid in Canadian dollars based on the exchange rate on the grant date.

(3)

Each director was provided with a $1,000 donation in local currency (with exception of Mr. Garza-Santos whose payment was made in U.S. dollars) to the charity of their choice in December 2023 in gratitude for their year of service. This amount appears under All other compensation.

(4)	Messrs. Garza, Garza-Santos, and Maier and, Ms. Kennedy each joined the Board on June 15, 2023.
(5)

Prior to the Control Date, KCS paid group term life and accidental death and dismemberment premiums (AD&D) for Messrs. Garza, Garza-Santos and Maier, and Ms. Kennedy. In addition, they were provided a two-for-one match of eligible charitable contributions made (up to a maximum of U.S.$30,000). In addition, Mr. Garza was paid annual director fees of U.S.$36,000 by KCS’s wholly owned subsidiary, Kansas City Southern de Mexico, S.A. de C.V. (KCSM), for serving as Chairman of its board of directors. These amounts are detailed in the table below and have been converted to Canadian dollars using the 2023 average exchange rate of $1.3497.

Name	Group Term Life Premiums	AD&D Premiums	Charitable Matching Gifts	KCSM Director Fees
Antonio Garza	40	7	16,196	48,589
David Garza-Santos	40	7	0	0
Janet Kennedy	40	7	40,491	0
Henry Maier	26	4	40,491	0

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards held by directors, that are outstanding as of December 31, 2023.

On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan. There are no outstanding options under that plan.

Non-employee directors are not granted stock options under the Management Stock Option Incentive Plan.

	Share-based awards
Name	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)(1)
John Baird	-	-	4,420,107
Isabelle Courville	-	-	6,687,077
Jill Denham	-	-	3,148,525
Antonio Garza	-	-	270,403
David Garza-Santos	-	-	270,403
Edward Hamberger	-	-	1,725,194
Janet Kennedy	-	-	270,403
Henry Maier	-	-	270,403
Matthew Paull	-	-	4,779,462
Jane Peverett	-	-	3,182,145
Andrea Robertson	-	-	1,689,338
Gordon Trafton	-	-	3,138,060

(1)

Calculated based on the closing price of our shares on December 29, 2023 (the last trading day of the year) on the TSX ($104.84), in the case of directors resident in Canada, and on the NYSE (U.S.$79.06) which was converted to Canadian dollars using the year-end exchange rate of $1.3226, in the case of the directors resident in the U.S. and Mexico.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 – “Executive Compensation—Equity Compensation Plan Information” for information regarding our equity compensation plans on page 42.

Beneficial Ownership Table

The table below sets forth the number and percentage of outstanding common shares beneficially owned by each person, or group of persons, known by CPKC based on publicly available information as of February 27, 2024, to own beneficially more than five percent of our common shares, each of our directors, each of our NEOs and all directors and executive officers as a group.

Name of beneficial owner	Common shares beneficially owned	Percent of class
John Baird(a)	0	*
Isabelle Courville(a)	4,500	*
Jill Denham(a)	0	*
Antonio Garza(a)	12,828	*
David Garza-Santos(a)	10,411	*
Edward Hamberger(a)	0	*
Janet Kennedy(a)	7,944	*
Henry Maier(a)	26,206	*
Matthew Paull(a)	18,690	*
Jane Peverett(a)	0	*
Andrea Robertson(a)	0	*
Gordon Trafton(a)	0	*
Keith Creel(a)(b)(c)	2,100,513	*
Nadeem Velani(b)(d)	344,091	*
John Brooks(b)(e)	253,991	*
Mark Redd(b)(f)	162,230	*
John Orr(b)(g)	8,352	*
TCI Fund Management Limited(i)	55,514,385	5.96%
All current executive officers and directors as a group (24 Persons)	3,471,370	*

*	Represents less than one percent of the outstanding common shares.
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

(c)

The common shares owned by Mr. Creel comprise (i) 2,003,895 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 96,618 shares held by Mr. Creel directly.

(d)

The common shares owned by Mr. Velani comprise (i) 339,795 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 4,296 shares held by Mr. Velani directly.

(e)

The common shares owned by Mr. Brooks comprise (i) 240,607 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 13,384 shares held by Mr. Brooks directly.

(f)

The common shares owned by Mr. Redd comprise (i) 137,888 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 24,342 shares held by Mr. Redd directly.

(g)

The common shares owned by Mr. Orr comprise (i) 7,891 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 461 shares held by Mr. Orr directly. Mr. Orr’s employment with the company terminated on March 19, 2024 and all unvested options were forfeited.

(h)

The common shares owned by all current executive officers and directors as a group comprise (i) 3,191,836 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 279,534 shares held directly.

(i)

Based upon statements in the Schedule 13G/A filed by TCI Fund Management Limited (“TCI Fund”) and Christopher Hohn on February 14, 2024, TCI Fund and Christopher Hohn have (i) shared voting power over 55,514,385 shares of CPKC’s common shares; and (ii) shared dispositive power of 55,514,385 common shares. The Children’s Investment Master Fund (“TCIF”) is the investment manager of TCI Fund and CIFF Capital UK LP (“CIFF”). Mr. Hohn, as managing director of TCIF, may be deemed to beneficially own the shares held by the TCI Fund and CIFF. The address of each of TCI Fund and Mr. Hohn is 7 Clifford Street, London W1S 2FT, United Kingdom.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions

Directors, officers and employees are required to report any related party transactions in accordance with CPKC policies. The Company considers its related party transactions obligation seriously and reviews related party transactions for all employees at the level of General Manager and above. Our accounting and legal departments work together to review any related party transactions reported by officers and employees. Our internal audit department validates the work done at the VP level and above.

In 2023, there were no transactions between the Company and a related person as described in Item 404 of Regulation S-K.

The Board reviews related party transactions when it does its annual review of director independence. Any director who has a material interest in a transaction or agreement involving the Company must disclose the interest to the CEO and the Chair of the Board immediately and does not participate in any discussions or votes on the matter.

Independence

The Board has adopted standards for director independence based on the criteria of the NYSE, SEC and CSA.

The Board reviews director independence continually and annually using director questionnaires as well as by reviewing updated biographical information, meeting with directors individually, and conducting a comprehensive assessment of all business and other relationships and interests of each director with respect to the Company and our subsidiaries. In 2023, the Board confirmed that each director, except for Mr. Creel, is independent in accordance with the standards for independence established by the NYSE and the CSA. Mr. Creel is not independent because of his position as President and CEO.

The Board has also confirmed that each member of the Audit and Finance Committee meets the additional independence standards for audit committee members under Section 10A(m)(3) and Rule 10A-3(b)(1) of the Exchange Act, and Section 1.5 of National Instrument 52-110 Audit Committees. All members of the Audit and Finance Committee are financially literate. In addition, four of the six members of the currently constituted Audit and Finance Committee meet the definition of audit committee financial expert, as defined by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below shows the fees we paid to EY in 2023 and 2022 for audit and non-audit services. Representatives of EY will participate at the Annual General Meeting and will have an opportunity to make a statement and respond to any questions from shareholders.

For the year ended December 31	2023	2022
Audit fees for audit of our annual financial statements, reviews of quarterly reports and services relating to statutory and regulatory filings or engagements (including attestation services and audit or interim review of financial statements of certain subsidiaries and certain pension and benefits plans, and advice on accounting and/or disclosure matters)	$6,190,800	$3,404,000
Audit-related fees for services related to the audit but not included in the audit fees above, including securities filings	$153,100	$—
Tax fees for services relating to tax compliance, tax planning and tax advice	$1,389,000	$—
All other fees	$—	$—
Total	$7,732,900	$3,404,000

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
•

The Senior Vice-President, Accounting, Planning and Procurement submits reports at least quarterly to the Audit and Finance Committee listing the services that were performed or planned to be performed by the external auditor.

•

Any additional services to be provided by the external auditor that were not included in the list of pre-approved services or any services to be performed that will exceed the budgeted amount by more than 10 percent must each be pre-approved by the Audit and Finance Committee or the committee chair. The committee chair must report any additional pre-approvals at the next committee meeting.

•	The Audit and Finance Committee reviews the policy as necessary to make sure it continues to reflect our needs.
•	Our chief internal auditor monitors compliance with the policy.

The Audit and Finance Committee or committee chair must be satisfied that any services it pre-approves will not compromise the independence of the external auditor. The committee pre-approved all services performed by the external auditor in 2023, in accordance with the policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Part IV (Item 15) of the 2023 Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1

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
Keith Creel
Chief Executive Officer

Dated: April 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 26, 2024.

Signature	Title

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Keith Creel

*	Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Nadeem Velani

*	Chair of the Board of Directors
Isabelle Courville

*	Director
John R. Baird

*	Director
Edward R. Hamberger

*	Director
Matthew H. Paull

*	Director
Jane L. Peverett

*	Director
Andrea Robertson

*	Director
Gordon T. Trafton

*	Director
Antonio Garza

*	Director
Janet Kennedy

*	Director
Henry Maier

*By:	/s/ NADEEM VELANI
Nadeem Velani
Attorney-in-Fact