Form 10-Q
period 2024-06-30
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2024-07-31
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 29, 2024, there were 933,125,135 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2024	2023	2024	2023
Revenues (Note 3)
Freight	$3,534	$3,101	$6,961	$5,318
Non-freight	69	73	162	122
Total revenues	3,603	3,174	7,123	5,440
Operating expenses
Compensation and benefits (Note 8)	612	659	1,302	1,097
Fuel	466	397	924	723
Materials (Note 8)	97	98	191	170
Equipment rents	82	80	164	110
Depreciation and amortization (Note 8)	473	410	940	635
Purchased services and other (Note 8)	606	586	1,186	932
Total operating expenses	2,336	2,230	4,707	3,667

Operating income	1,267	944	2,416	1,773
Less:
Equity earnings of Kansas City Southern (Note 8, 9)	—	(26)	—	(230)
Other (income) expense (Note 8, 10)	(40)	21	(42)	23
Other components of net periodic benefit recovery (Note 12)	(88)	(83)	(176)	(169)
Net interest expense (Note 8)	200	204	406	358
Remeasurement loss of Kansas City Southern (Note 8)	—	7,175	—	7,175
Income (loss) before income tax expense (recovery)	1,195	(6,347)	2,228	(5,384)
Less:
Current income tax expense (Note 4)	274	281	516	419
Deferred income tax expense (recovery) (Note 4, 8)	18	(7,953)	35	(7,928)
Income tax expense (recovery) (Note 4)	292	(7,672)	551	(7,509)
Net income	$903	$1,325	$1,677	$2,125
Less: Net (loss) income attributable to non-controlling interest (Note 8)	(2)	1	(3)	1
Net income attributable to controlling shareholders	$905	$1,324	$1,680	$2,124

Earnings per share (Note 5)
Basic earnings per share	$0.97	$1.42	$1.80	$2.28
Diluted earnings per share	$0.97	$1.42	$1.80	$2.28

Weighted-average number of shares (millions) (Note 5)
Basic	932.8	931.2	932.6	930.9
Diluted	934.6	933.8	934.5	933.6

Dividends declared per share	$0.19	$0.19	$0.38	$0.38
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2024	2023	2024	2023
Net income	$903	$1,325	$1,677	$2,125
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	301	(611)	1,000	(638)
Change in derivatives designated as cash flow hedges	3	1	4	3
Change in pension and post-retirement defined benefit plans	11	(3)	23	5
Other comprehensive (loss) income from equity investees	(2)	4	(2)	7
Other comprehensive income (loss) before income taxes	313	(609)	1,025	(623)
Income tax (expense) recovery	—	(17)	6	(20)
Other comprehensive income (loss) (Note 6)	313	(626)	1,031	(643)
Comprehensive income	$1,216	$699	$2,708	$1,482
Comprehensive income (loss) attributable to non-controlling interest	9	(7)	31	(7)
Comprehensive income attributable to controlling shareholders	$1,207	$706	$2,677	$1,489
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2024	2023
Assets
Current assets
Cash and cash equivalents	$557	$464
Accounts receivable, net (Note 7)	1,893	1,887
Materials and supplies	421	400
Other current assets	334	251
	3,205	3,002
Investments	559	533
Properties	53,470	51,744
Goodwill (Note 8)	18,411	17,729
Intangible assets	3,035	2,974
Pension asset	3,516	3,338
Other assets	596	582
Total assets	$82,792	$79,902
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,611	$2,567
Long-term debt maturing within one year (Note 10, 11)	3,668	3,143
	6,279	5,710
Pension and other benefit liabilities	582	581
Other long-term liabilities	812	797
Long-term debt (Note 10, 11)	18,956	19,351
Deferred income taxes	11,340	11,052
Total liabilities	37,969	37,491
Shareholders’ equity
Share capital	25,655	25,602
Additional paid-in capital	93	88
Accumulated other comprehensive income (loss) (Note 6)	379	(618)
Retained earnings	17,745	16,420
	43,872	41,492
Non-controlling interest	951	919
Total equity	44,823	42,411
Total liabilities and equity	$82,792	$79,902
See Contingencies (Note 14).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2024	2023	2024	2023
Operating activities
Net income	$903	$1,325	$1,677	$2,125
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	473	410	940	635
Deferred income tax expense (recovery) (Note 4)	18	(7,953)	35	(7,928)
Pension recovery and funding (Note 12)	(75)	(78)	(151)	(155)
Equity earnings of Kansas City Southern (Note 8, 9)	—	(26)	—	(230)
Remeasurement loss of Kansas City Southern (Note 8)	—	7,175	—	7,175
Dividend from Kansas City Southern (Note 9)	—	—	—	300
Settlement of foreign currency forward contracts (Note 11)	—	—	(65)	—
Other operating activities, net	(69)	28	(68)	(19)
Changes in non-cash working capital balances related to operations	28	11	(75)	(129)
Net cash provided by operating activities	1,278	892	2,293	1,774
Investing activities
Additions to properties	(808)	(628)	(1,335)	(1,034)
Additions to Meridian Speedway properties	(16)	(8)	(20)	(8)
Proceeds from sale of properties and other assets	9	12	10	16
Cash acquired on control of Kansas City Southern (Note 8)	—	298	—	298
Investment in government securities	—	(267)	—	(267)
Other investing activities, net	33	(24)	21	(24)
Net cash used in investing activities	(782)	(617)	(1,324)	(1,019)
Financing activities
Dividends paid	(178)	(176)	(355)	(353)
Issuance of Common Shares	20	19	42	37
Repayment of long-term debt, excluding commercial paper (Note 10)	(149)	(610)	(220)	(1,096)
Net (repayment) issuance of commercial paper (Note 10)	(157)	550	(362)	550
Acquisition-related financing fees	—	(15)	—	(15)
Other financing activities, net	—	(1)	—	(1)
Net cash used in financing activities	(464)	(233)	(895)	(878)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	6	(7)	19	(3)
Cash position
Net increase (decrease) in cash and cash equivalents	38	35	93	(126)
Cash and cash equivalents at beginning of period	519	290	464	451
Cash and cash equivalents at end of period	$557	$325	$557	$325

Supplemental cash flow information
Income taxes paid	$309	$259	$551	$443
Interest paid	$161	$271	$406	$418
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive Income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at April 1, 2024	932.6	$25,629	$95	$77	$17,018	$42,819	$942	$43,761
Net income (loss)	—	—	—	—	905	905	(2)	903
Contribution from non-controlling interest	—	—	—	—	—	—	—	—
Other comprehensive income (Note 6)	—	—	—	302	—	302	11	313
Dividends declared ($0.19 per share)	—	—	—	—	(178)	(178)		(178)
Effect of stock-based compensation expense	—	—	3	—	—	3	—	3
Shares issued under stock option plan	0.5	26	(5)	—	—	21	—	21
Balance as at June 30, 2024	933.1	$25,655	$93	$379	$17,745	$43,872	$951	$44,823
Balance as at April 1, 2023	930.9	$25,538	$84	$74	$13,824	$39,520	$—	$39,520
Net income	—	—	—	—	1,324	1,324	1	1,325
Other comprehensive loss (Note 6)	—	—	—	(618)	—	(618)	(8)	(626)
Dividends declared ($0.19 per share)	—	—	—	—	(176)	(176)	—	(176)
Effect of stock-based compensation expense	—	—	9	—	—	9	—	9
Shares issued under stock option plan	0.5	25	(5)	—	—	20	—	20
Non-controlling interest in connection with business acquisition	—	—	—	—	—	—	932	932
Balance as at June 30, 2023	931.4	$25,563	$88	$(544)	$14,972	$40,079	$925	$41,004

	For the six months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance at January 1, 2024	932.1	$25,602	$88	$(618)	$16,420	$41,492	$919	$42,411
Net income (loss)	—	—	—	—	1,680	1,680	(3)	1,677
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income (Note 6)	—	—	—	997	—	997	34	1,031
Dividends declared ($0.38 per share)	—	—	—		(355)	(355)	—	(355)
Effect of stock-based compensation expense	—	—	16	—	—	16	—	16
Shares issued under stock option plan	1.0	53	(11)	—	—	42	—	42
Balance as at June 30, 2024	933.1	$25,655	$93	$379	$17,745	$43,872	$951	$44,823
Balance as at January 1, 2023	930.5	$25,516	$78	$91	$13,201	$38,886	$—	$38,886
Net income	—	—	—	—	2,124	2,124	1	2,125
Other comprehensive loss (Note 6)	—	—	—	(635)	—	(635)	(8)	(643)
Dividends declared ($0.38 per share)	—	—	—	—	(353)	(353)	—	(353)
Effect of stock-based compensation expense	—	—	19	—	—	19	—	19
Shares issued under stock option plan	0.9	47	(9)	—	—	38	—	38
Non-controlling interest in connection with business acquisition	—	—	—	—	—	—	932	932
Balance as at June 30, 2023	931.4	$25,563	$88	$(544)	$14,972	$40,079	$925	$41,004
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)

1    Description of business and basis of presentation

Canadian Pacific Kansas City Limited ("CPKC" or the "Company") owns and operates a transcontinental freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. The Company transports bulk commodities, merchandise, and intermodal freight. CPKC's Common Shares trade on the Toronto Stock Exchange and New York Stock Exchange under the symbol "CP".

On April 14, 2023, Canadian Pacific Railway Limited ("CPRL") assumed control of Kansas City Southern ("KCS") and changed its name to Canadian Pacific Kansas City Limited. These unaudited interim consolidated financial statements as at and for the three and six months ended June 30, 2024 ("Interim Consolidated Financial Statements") include KCS as a consolidated subsidiary from April 14, 2023. For the period beginning on January 1, 2023 and ending on April 13, 2023, the Company's 100% interest in KCS was accounted for and reported as an equity-method investment (see Notes 8 and 9).

These Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). They do not include all of the information required for a complete set of annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2023 ("last annual financial statements"). Selected explanatory notes are included to explain events and transactions that are significant to an understanding of the changes in the Company's financial position and results of operations since the last annual financial statements. These Interim Consolidated Financial Statements have been prepared using the same significant accounting policies used in the last annual financial statements, except for the adoption of new standards (see Note 2). Amounts are stated in Canadian dollars unless otherwise noted.

The Company's operations and income for interim periods can be affected by seasonal fluctuations such as changes in customer demand and weather conditions, and may not be indicative of annual results.

2    Accounting changes

Recently adopted accounting standards

The accounting standards that have become effective during the three and six months ended June 30, 2024 did not have a material impact on the Interim Consolidated Financial Statements.

Accounting standards not yet adopted

Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations when they are adopted.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2024	2023	2024	2023
Grain	$665	$537	$1,395	$1,052
Coal	236	219	445	374
Potash	180	144	317	276
Fertilizers and sulphur	103	89	207	185
Forest products	203	187	405	290
Energy, chemicals and plastics	695	575	1,397	941
Metals, minerals and consumer products	464	440	904	673
Automotive	358	257	623	382
Intermodal	630	653	1,268	1,145
Total freight revenues	3,534	3,101	6,961	5,318
Non-freight excluding leasing revenues	43	39	106	66
Revenues from contracts with customers	3,577	3,140	7,067	5,384
Leasing revenues	26	34	56	56
Total revenues	$3,603	$3,174	$7,123	$5,440

4    Income taxes

During the three months ended June 30, 2024, legislation was enacted to decrease the Arkansas state corporate income tax rate. As a result of this change, the Company recorded a deferred tax recovery of $3 million related to the revaluation of deferred income tax balances.

The effective tax rates including discrete items for the three and six months ended June 30, 2024 were 24.40% and 24.72%, respectively, compared to 120.88% and 139.47%, respectively, for the same periods of 2023.

For the three months ended June 30, 2024, the effective tax rate was 25.00%, excluding the discrete items of amortization of business acquisition fair value adjustments of $88 million, acquisition-related costs incurred by CPKC of $28 million, and a deferred tax recovery of $3 million on the Arkansas state corporate income tax rate change.

For the three months ended June 30, 2023, the effective tax rate was 25.18%, excluding the discrete items of the derecognition of the deferred income tax liability on the outside basis difference of the investment in KCS of $7,832 million upon acquiring control of KCS, remeasurement loss of KCS of $7,175 million, acquisition-related costs incurred by CPKC of $119 million, amortization of business acquisition fair value adjustments of $75 million, revaluation of deferred income tax balances on unitary state apportionment changes of $51 million, and the equity earnings of KCS of $26 million.

For the six months ended June 30, 2024, the effective tax rate was 25.00%, excluding the discrete items of amortization of business acquisition fair value adjustments of $174 million, acquisition-related costs incurred by CPKC of $54 million, adjustments to provisions and settlements of Mexican taxes of $10 million recognized in "Compensation and benefits", and a deferred tax recovery of $3 million on the Arkansas state corporate income tax rate change.

For the six months ended June 30, 2023, the effective tax rate was 24.88%, excluding the discrete items of the derecognition of the deferred income tax liability on the outside basis difference of the investment in KCS of $7,832 million upon acquiring control of KCS, remeasurement loss of KCS of $7,175 million, the equity earnings of KCS of $230 million, acquisition-related costs incurred by CPKC of $134 million, amortization of business acquisition fair value adjustments of $75 million, revaluation of deferred income tax balances on unitary state apportionment changes of $51 million, and an outside basis deferred tax recovery of $23 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment.

See Note 8 for information regarding the KCS acquisition and Note 9 for information regarding the investment in KCS.

Mexican Tax Audits

There are certain Mexican subsidiaries with ongoing audits for the years 2016-2019 and 2021. As at June 30, 2024, the Company believes that it has recorded sufficient income tax reserves with respect to these income tax examinations.

2014 Tax Assessment

The Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") 2014 Tax Assessment is currently in litigation. Following an Administrative Court decision in April 2024 that upheld the Servicio de Administración Tributaria's ("SAT”) (Mexican tax authority) dismissal of CPKCM's administrative appeal and the 2014 Tax Assessment, CPKCM challenged this decision by filing an amparo petition on June 21, 2024 (see Note 14).

5    Earnings per share

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to controlling shareholders	$905	$1,324	$1,680	$2,124
Weighted-average basic shares outstanding	932.8	931.2	932.6	930.9
Dilutive effect of stock options	1.8	2.6	1.9	2.7
Weighted-average diluted shares outstanding	934.6	933.8	934.5	933.6
Earnings per share - basic	$0.97	$1.42	$1.80	$2.28
Earnings per share - diluted	$0.97	$1.42	$1.80	$2.28

For the three and six months ended June 30, 2024, there were 0.7 million and 0.5 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2023 - 0.5 million and 0.2 million, respectively).

6    Changes in Accumulated other comprehensive income ("AOCI") by component

Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

	For the three months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, April 1, 2024	$1,522	$6	$(1,454)	$3	$77
Other comprehensive income (loss) before reclassifications	294	—	—	(2)	292
Amounts reclassified from AOCI	—	2	8	—	10
Net other comprehensive income (loss)	294	2	8	(2)	302
Closing balance, June 30, 2024	$1,816	$8	$(1,446)	$1	$379
Opening balance, April 1, 2023	$1,478	$1	$(1,404)	$(1)	$74
Other comprehensive (loss) income before reclassifications	(621)	—	(9)	3	(627)
Amounts reclassified from AOCI	—	1	7	1	9
Net other comprehensive (loss) income	(621)	1	(2)	4	(618)
Closing balance, June 30, 2023	$857	$2	$(1,406)	$3	$(544)

	For the six months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2024	$837	$5	$(1,463)	$3	$(618)
Other comprehensive income (loss) before reclassifications	979	—	—	(2)	977
Amounts reclassified from AOCI	—	3	17	—	20
Net other comprehensive income (loss)	979	3	17	(2)	997
Closing balance, June 30, 2024	$1,816	$8	$(1,446)	$1	$379
Opening balance, January 1, 2023	$1,505	$—	$(1,410)	$(4)	$91
Other comprehensive (loss) income before reclassifications	(648)	—	(9)	6	(651)
Amounts reclassified from AOCI	—	2	13	1	16
Net other comprehensive (loss) income	(648)	2	4	7	(635)
Closing balance, June 30, 2023	$857	$2	$(1,406)	$3	$(544)

7    Accounts receivable, net

(in millions of Canadian dollars)	As at June 30, 2024	As at December 31, 2023
Total accounts receivable	$1,987	$1,976
Allowance for credit losses	(94)	(89)
Total accounts receivable, net	$1,893	$1,887

8    Business acquisition

Kansas City Southern

On December 14, 2021, the Company purchased 100% of the issued and outstanding shares of KCS with the objective of creating the only single-line railroad linking the U.S., Mexico and Canada, and the Company placed the shares of KCS in a voting trust. On March 15, 2023, the U.S. Surface Transportation Board (the “STB”) approved the Company and KCS’s joint merger application, and the Company assumed control of KCS on April 14, 2023 (the "Control Date"). From December 14, 2021 to April 13, 2023, the Company recorded its investment in KCS using the equity method of accounting.

Accordingly, the Company commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages. The results from operations and cash flows have been consolidated prospectively from the Control Date. The Company derecognized its previously held equity method investment in KCS of $44,402 million as of April 13, 2023 and remeasured the investment at its Control Date fair value of $37,227 million, which formed part of the purchase consideration, resulting in a remeasurement loss of $7,175 million recorded in the second quarter of 2023. In addition, and on the same date, a deferred income tax recovery of $7,832 million was recognized upon the derecognition of the deferred income tax liability computed on the outside basis that the Company had recognized in relation to its investment in KCS while accounted for using the equity method. The fair value of the previously held equity interest in KCS was determined by a discounted cash flow approach, which incorporated the Company’s best estimates of long-term growth rates, tax rates, discount rates, and terminal multiples.

The identifiable assets acquired, and liabilities and non-controlling interest assumed were measured at their provisional fair values at the Control Date, with certain exceptions, including income taxes, certain contingent liabilities and contract liabilities. The provisional fair values of the tangible assets were determined using valuation techniques including, but not limited to, the market approach and the cost approach. The significant assumptions used to determine the provisional fair value of the tangible assets included, but were not limited to, a selection of comparable assets and an appropriate inflation rate. Presented with the acquired Properties are concession and related assets held under the terms of a concession from the Mexican government (the "Concession"). The Concession expires in June 2047 and is renewable under certain conditions for additional periods, each of up to 50 years.

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

During the measurement period adjustments were recorded as a result of new information that was obtained about facts and circumstances of certain KCS assets and liabilities as of the Control Date. New information obtained during 2023 was primarily in relation to CPKCM's value added tax assets and liabilities, as well as income and other tax positions. New information obtained during the first quarter of 2024 was primarily in relation to KCS's environmental liabilities, certain liabilities for other taxes in Mexico and legal and personal injury claims. Other adjustments recorded in relation to assets and liabilities were not significant in value. These adjustments to the Company's December 31, 2023 Consolidated Balance Sheet and March 31, 2024 Interim Consolidated Balance Sheet had a negligible impact to the Company's net income in 2023 and in the three and six months ended June 30, 2024.

The net working capital acquired included trade receivables of $697 million and accounts payable and accrued liabilities of $1,014 million.

Intangible assets of $3,022 million consisted of contracts and customer relationships with amortization periods of nine to 22 years as well as U.S. trackage rights and the KCS brand with indefinite estimated useful lives. Included in the acquired Properties are concession rights and related assets held under the terms of a concession from the Mexican government, which have fair values totalling $9,176 million. The Concession rights and related assets are amortized over the shorter of the underlying asset lives and the estimated concession term, including one renewal period of 74 years.

Net working capital and Other long-term liabilities included environmental liabilities of $15 million and $160 million, respectively, and legal and personal injury claims of $44 million and $40 million, respectively, which are contingent on the outcome of uncertain future events. The values are measured at estimated cost and evaluated for changes in facts at the end of the reporting period.

The excess of the total consideration, over the amounts allocated to acquired assets and assumed liabilities and non-controlling interest recognized, has been recognized as goodwill of $17,632 million. Goodwill represents future synergies and an acquired assembled workforce. All of the goodwill has been assigned to the Company's single, rail transportation operating segment. None of the goodwill is expected to be deductible for income tax purposes.

In relation to certain Mexican tax liabilities identified and recorded through Goodwill during the measurement period, in the first quarter of 2024, the Company also recorded further accruals for liabilities incurred since the Control Date of $10 million, recognized as an expense within "Compensation and benefits".

On a pro forma basis, if the Company had consolidated KCS beginning on January 1, 2022, the revenue and net income attributable to controlling shareholders of the combined entity would be as follows for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(in millions of Canadian dollars)	KCS Historical(1)	Pro Forma CPKC	KCS Historical(1)	Pro Forma CPKC
Revenue	$164	$3,338	$1,351	$6,794
Net income attributable to controlling shareholders	34	615	280	1,371
(1) KCS's historical amounts were translated into Canadian dollars at the Bank of Canada daily exchange rate for the period from April 1 to April 13, 2023 and January 1 to April 13, 2023 with effective exchange rates of $1.35 and $1.35, respectively.

For the three and six months ended June 30, 2023, the supplemental pro forma Net income attributable to controlling shareholders for the combined entity were adjusted for:
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
•the removal of equity earnings from KCS, previously recognized as an equity method investment prior to the Control Date, of $26 million and $230 million for the three and six months ended June 30, 2023, respectively (see Note 9); and
•income tax adjustments including:
◦the derecognition of a deferred income tax recovery of $7,832 million for the three and six months ended June 30, 2023 related to the elimination of the deferred income tax liability on the outside basis difference of the investment in KCS;
◦the derecognition of a deferred income tax recovery for the three months ended June 30, 2023 on CPKC unitary state apportionment changes; and
◦a deferred income tax recovery prior to the Control Date on amortization of fair value adjustments to investments, properties, intangible assets, and debt.

During the three and six months ended June 30, 2024, the Company incurred $28 million and $54 million, in acquisition-related costs, respectively, of which:
•$2 million and $6 million were recognized in "Compensation and benefits", respectively, primarily related to retention and synergy related incentive compensation costs;
•$2 million and $4 million were recognized in "Materials", respectively; and
•$24 million and $44 million were recognized in "Purchased services and other", respectively, primarily related to system migration, restructuring, and third party purchased services.

During the three and six months ended June 30, 2023, the Company incurred $119 million and $134 million, in acquisition-related costs, respectively, of which:
•$63 million and $63 million were recognized in "Compensation and benefits", respectively;
•$53 million and $65 million were recognized in "Purchased services and other", respectively; and
•$3 million and $6 million were recognized in "Other (income) expense", respectively.

Acquisition-related costs of $1 million and $11 million incurred by KCS during the three and six months ended June 30, 2023 were included within "Equity earnings of Kansas City Southern".

During the three and six months ended June 30, 2024, the Company recognized $86 million ($62 million after deferred income tax recovery of $24 million) and $170 million ($123 million after deferred income tax recovery of $47 million), respectively, of KCS purchase accounting representing incremental depreciation and amortization in relation to fair value adjustments to depreciable property, plant and equipment, intangible assets with definite lives, KCS’s investments, the non-controlling interest, and long-term debt, and amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments in "Net income", including costs of:
•$82 million and $161 million recognized in "Depreciation and amortization", respectively;
•$1 million and $2 million recognized in "Purchased services and other", respectively;
•$nil and $1 million recognized in "Other (income) expense", respectively;
•$5 million and $10 million recognized in "Net interest expense", respectively; and
•a recovery of $2 million and $4 million recognized in "Net (loss) income attributable to non-controlling interest", respectively.

During the three and six months ended June 30, 2023, the Company recognized $81 million ($61 million after deferred income tax recovery of $20 million) and $123 million ($103 million after deferred income tax recovery of $20 million), respectively, of KCS purchase accounting, including costs of:
•$68 million and $68 million recognized in "Depreciation and amortization", respectively;
•$6 million and $48 million recognized in "Equity earnings of Kansas City Southern", respectively;
•$1 million and $1 million recognized in "Other (income) expense", respectively; and
•$6 million and $6 million recognized in "Net interest expense", respectively.

9    Investment in KCS

On April 14, 2023, the Company assumed control of KCS and subsequently derecognized its equity method investment in KCS (see Note 8).

For the period April 1 to 13, 2023 and the period January 1 to April 13, 2023, the Company recognized $26 million and $230 million of equity earnings of KCS, respectively, and received dividends from KCS for the same periods of $nil and $300 million. Included within the equity earnings of KCS recognized for the period April 1 to 13, 2023 and the period January 1 to April 13, 2023 was amortization (net of tax) of basis differences of $6 million and $48 million, respectively, that related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and are amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments.

The following table presents summarized financial information for KCS, on its historical cost basis:

Consolidated Statements of Income

(in millions of Canadian dollars)(1)	For the period April 1 to April 13, 2023	For the period January 1 to April 13, 2023
Total revenues	$164	$1,351
Total operating expenses	109	888
Operating income	55	463
Less: Other(2)	9	83
Income before income taxes	46	380
Net income	$34	$280
(1) Amounts translated at the average foreign exchange ("FX") rate for the period April 1 to April 13, 2023 and the period January 1 to April 13, 2023 of $1.00 USD = $1.35 CAD.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

10    Debt

During the six months ended June 30, 2024, the Company repaid U.S. $48 million ($66 million) 5.41% Senior Secured Notes at maturity.

Debt repurchase

During the three months ended June 30, 2024, the Company repurchased certain Senior Notes on the open market. These repurchases were accounted for as debt extinguishments, with gains recorded in “Other (income) expense” on the Company's Interim Consolidated Statements of Income. During the three and six months ended June 30, 2024, the Company repurchased U.S. $110 million ($151 million) of Senior Notes, and recognized a gain of $16 million in "Other (income) expense".

During the second quarter of 2024 the company also committed to the repurchase of U.S. $26 million ($35 million) in Senior Notes that were extinguished subsequent to June 30, 2024.

Credit facility

Effective June 25, 2024, the Company entered into a third amended and restated revolving credit facility (the "facility") agreement to extend the maturity dates of its five-year U.S. $1.1 billion facility and two-year U.S. $1.1 billion facility to June 25, 2029 and June 25, 2026, respectively.

Commercial paper program

The Company has a commercial paper program, under which it may issue up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. This commercial paper program is backed by a U.S. $2.2 billion revolving credit facility. As at June 30, 2024, the Company had total commercial paper borrowings outstanding of U.S. $536 million ($734 million) included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheet (December 31, 2023 - U.S. $800 million). The weighted-average interest rate on these borrowings as at June 30, 2024 was 5.53% (December 31, 2023 - 5.59%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows, on a net basis.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $21,890 million as at June 30, 2024 (December 31, 2023 - $21,437 million), had a fair value of $20,314 million (December 31, 2023 - $20,550 million).

B. Financial risk management

FX management

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge included in "Other comprehensive income (loss)" for the three and six months ended June 30, 2024 was an unrealized FX loss of $41 million and $144 million, respectively (three and six months ended June 30, 2023 - unrealized FX loss of $163 million and $162 million, respectively).

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

During the six months ended June 30, 2024, the Company recorded a loss of $4 million related to foreign exchange currency forwards. As at December 31, 2023, the fair value of outstanding foreign exchange contracts included in "Accounts payable and accrued liabilities" was $60 million. As of January 12, 2024, the Company settled all outstanding foreign currency forward contracts, resulting in a cash outflow of $65 million.

Offsetting
The Company’s foreign currency forward contracts were executed with counterparties in the U.S. and were governed by International Swaps and Derivatives Association agreements that included standard netting arrangements. Asset and liability positions from contracts with the same counterparty were net settled upon maturity/expiration and presented on a net basis in the Interim Consolidated Balance Sheets prior to settlement.

12    Pension and other benefits

In the three and six months ended June 30, 2024, the Company made contributions to its defined benefit pension plans of $2 million and $5 million, respectively (three and six months ended June 30, 2023 - $5 million and $9 million, respectively).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended June 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Current service cost	$21	$17	$3	$3	$24	$20
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	117	122	6	6	123	128
Expected return on plan assets	(222)	(221)	—	—	(222)	(221)
Recognized net actuarial loss	10	8	—	—	10	8
Amortization of prior service costs	1	1	—	1	1	2
Total other components of net periodic benefit (recovery) cost	(94)	(90)	6	7	(88)	(83)
Net periodic benefit (recovery) cost	$(73)	$(73)	$9	$10	$(64)	$(63)

	For the six months ended June 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Current service cost	$42	$35	$6	$5	$48	$40
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	234	243	12	11	246	254
Expected return on plan assets	(445)	(441)	—	—	(445)	(441)
Recognized net actuarial loss	20	16	—	—	20	16
Amortization of prior service costs	3	1	—	1	3	2
Total other components of net periodic benefit (recovery) cost	(188)	(181)	12	12	(176)	(169)
Net periodic benefit (recovery) cost	$(146)	$(146)	$18	$17	$(128)	$(129)

13    Stock-based compensation

As at June 30, 2024, the Company had several stock-based compensation plans including a stock options plan, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2024 of $9 million and $68 million, respectively (three and six months ended June 30, 2023 - expense of $39 million and $71 million, respectively).

Stock options plan

In the six months ended June 30, 2024, under the Company’s stock options plan, the Company issued 817,609 options at the weighted-average price of $113.77 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire seven years from the grant date.

Under the fair value method, the fair value of the stock options at grant date was approximately $27 million. The weighted-average fair value assumptions were approximately:

For the six months ended June 30, 2024
Expected option life (years)(1)	4.75
Risk-free interest rate(2)	3.88%
Expected share price volatility(3)	28.38%
Expected annual dividends per share(4)	$0.76
Expected forfeiture rate(5)	3.12%
Weighted-average grant date fair value per option granted during the period	$33.27
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

Performance share unit plans

During the six months ended June 30, 2024, the Company issued 568,159 Performance Share Units ("PSUs") with a grant date fair value of $65 million and 25,589 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into DSUs pursuant to the DSU plan, are eligible for a 25% company match if the employee has not exceeded their share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for 568,159 PSUs and all PDSUs granted in the six months ended June 30, 2024 is January 1, 2024 to December 31, 2026 and the performance factors are Free Cash Flow ("FCF"), annualized earnings before interest, tax, depreciation, and amortization ("EBITDA"), and Total Shareholder Return "TSR" compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class 1 Railroads.

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

14    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2024 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021 with oral arguments ending on June 15, 2022. The Québec Superior Court issued a decision on December 14, 2022 dismissing all claims as against the Company, finding that the Company’s actions were not the direct and immediate cause of the accident and the damages suffered by the plaintiffs. All three plaintiffs filed a declaration of appeal on January 13, 2023. The appeal is set to be heard in the week of October 7, 2024. A damages trial will follow after the disposition of all appeals, if necessary.

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

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court has not provided any indication of how the damages, which are currently estimated to total approximately $222 million, should be apportioned between the Company and Alberta. As a result, at this time, the Company cannot reasonably estimate the amount of damages for which it is liable under the ruling of the Court. The Company has filed an appeal of the Court’s decision, which is set to be heard on September 10, 2024. On April 11, 2024, the Court stayed the judgement pending the outcome of the appeal.

2014 Tax Assessment

On April 13, 2022, the SAT delivered an audit assessment on CPKCM’s 2014 tax returns (the "2014 Assessment"). As at June 30, 2024, the assessment was Ps.6,159 million ($459 million), which included inflation, interest, and penalties. On July 7, 2022,

CPKCM filed an administrative appeal with the SAT to revoke the 2014 Assessment and challenge that the SAT’s delivery of the assessment by electronic tax mailbox violated an enforceable court injunction previously granted to CPKCM. On September 26, 2022, the SAT dismissed CPKCM’s administrative appeal on grounds that it was not submitted timely. On November 10, 2022, CPKCM filed a lawsuit in the Administrative Court challenging the legality of the SAT's delivery of the assessment by electronic mailbox and also the SAT’s dismissal of CPKCM’s administrative appeal. On April 24, 2024, the Administrative Court issued a decision confirming the legality of the SAT’s delivery of the 2014 Assessment and dismissing CPKCM’s administrative appeal. On June 21, 2024, CPKCM appealed the decision by submitting an amparo petition. CPKCM expects to prevail based on the technical merits of its case.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three and six months ended June 30, 2024 was $2 million and $4 million, respectively (three and six months ended June 30, 2023 - $3 million and $4 million, respectively). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”. The total amount provided as at June 30, 2024 was $253 million (December 31, 2023 - $220 million). Payments are expected to be made over 10 years through 2033.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes as at and for the three and six months ended June 30, 2024 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2023 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "CPKC", "the Company", "our", or "us" are to Canadian Pacific Kansas City Limited ("CPKC") and its subsidiaries, which includes Kansas City Southern ("KCS") as a consolidated subsidiary on and from April 14, 2023 (the "Control Date"). For the period beginning on January 1, 2023 and ending on April 13, 2023, the Company's 100% interest in KCS was accounted for and reported as an equity-method investment.

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

Executive Summary

Second Quarter of 2024 Results

•Financial performance - In the second quarter of 2024, the Company reported Diluted earnings per share ("EPS") of $0.97, a decrease of 32% compared to the same period of 2023. Core adjusted combined diluted EPS was $1.05, an increase of 27% compared to the same period of 2023. The Company reported Operating ratio of 64.8%, a 550 basis point improvement compared to the same period of 2023. Core adjusted combined operating ratio was 61.8%, a 280 basis point improvement compared to the same period of 2023. Core adjusted combined diluted EPS and Core adjusted combined operating ratio are defined and reconciled in the Non-GAAP Measures of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

•Total revenues - Total revenues increased by 14% in the second quarter of 2024 to $3,603 million, compared to the same period of 2023. The increase was primarily due to higher volumes as measured by revenue ton-miles ("RTMs"), the impact of the KCS acquisition, and increased freight revenue per RTM.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2024	2023	% Change	2024	2023	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	96,579	88,650	9	192,388	156,099	23
Train miles (thousands)	11,523	10,577	9	23,518	17,834	32
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.027	1.036	(1)	1.046	1.009	4
Total employees (average)	20,441	19,579	4	20,219	16,257	24

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the second quarter of 2024 was primarily due to the impact of the KCS acquisition and higher volumes of Grain, Energy, chemicals and plastics, and Potash, partially offset by lower volumes of Metals, minerals and consumer products.

The increase in GTMs in the first six months of 2024 was primarily due to the impact of the KCS acquisition and higher volumes of U.S. grain, Energy, chemicals and plastics, and Potash, partially offset by lower volumes of Metals, minerals and consumer products.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles in the second quarter of 2024 reflects the impact of a 9% increase in workload (GTMs), with minimal change in average train weights.

The increase in train miles in the first six months of 2024 reflected the impact of a 23% increase in workload (GTMs) and a 7% decrease in average train weights, which was primarily due to the impact of the KCS acquisition.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The improvement in fuel efficiency in the second quarter of 2024 was due to an improvement in horsepower utilization. The 4% increase in the first six months of 2024 was due to a decrease in average train weights by 7%, which was primarily due to lower horsepower utilization and harsher winter operating conditions in January 2024.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs. The increase in the average number of total employees in the second quarter and in the first six months of 2024 were primarily due to the acquisition of KCS.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results for the three and six months ended, June 30, 2024 and the comparative periods in 2023. The financial highlights should be read in conjunction with Item 1. Financial Statements and this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2024	2023	2024	2023
Financial Performance
Total revenues	$3,603	$3,174	$7,123	$5,440
Operating income	1,267	944	2,416	1,773
Net income attributable to controlling shareholders	905	1,324	1,680	2,124
Basic EPS	0.97	1.42	1.80	2.28
Diluted EPS	0.97	1.42	1.80	2.28
Core adjusted combined diluted EPS(1)	1.05	0.83	1.98	1.73
Dividends declared per share	0.19	0.19	0.38	0.38
Financial Ratios
Operating ratio(2)	64.8%	70.3%	66.1%	67.4%
Core adjusted combined operating ratio(1)	61.8%	64.6%	62.9%	64.0%
(1)These measures have no standardized meanings prescribed by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. These measures are defined and reconciled in Non-GAAP Measures section.
(2)Operating ratio is defined as operating expenses divided by revenues.

Results of Operations

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in Freight revenues and certain variable expenses such as fuel, equipment rents, and crew costs. Non-

freight revenues are generated from leasing of certain assets, interline switching, and other arrangements including contracts with passenger service operators, subsurface and mineral rights agreements, and logistical services.

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$3,534	$3,101	$433	14
Non-freight revenues (in millions)	69	73	(4)	(5)
Total revenues (in millions)	$3,603	$3,174	$429	14
Carloads (in thousands)	1,085.4	1,069.7	15.7	1
Revenue ton-miles (in millions)	52,130	47,360	4,770	10
Freight revenue per carload (in dollars)	$3,256	$2,899	$357	12
Freight revenue per revenue ton-mile (in cents)	6.78	6.55	0.23	4

Total Revenues
The increase in Freight revenues in the second quarter of 2024 was primarily due to higher volumes as measured by RTMs, the impact of the KCS acquisition of $160 million, and increased freight revenue per RTM. The decrease in Non-freight revenues was primarily due to lower leasing revenue, partially offset by the impact of the KCS acquisition of $4 million.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the second quarter of 2024 was primarily due to the impact of the KCS acquisition and higher volumes of Grain, Energy, chemicals and plastics, and Potash, partially offset by lower volumes of Metals, minerals and consumer products.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM in the second quarter of 2024 was primarily due to higher freight rates and the favourable impact of the change in FX of $50 million.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$6,961	$5,318	$1,643	31
Non-freight revenues (in millions)	162	122	40	33
Total revenues (in millions)	$7,123	$5,440	$1,683	31
Carloads (in thousands)	2,158.0	1,749.2	408.8	23
Revenue ton-miles (in millions)	103,968	84,909	19,059	22
Freight revenue per carload (in dollars)	$3,226	$3,040	$186	6
Freight revenue per revenue ton-mile (in cents)	6.70	6.26	0.44	7

Total Revenues
The increase in Freight revenues in the first six months of 2024 was primarily due to the impact of the KCS acquisition of $1,375 million, higher volumes as measured by RTMs, and increased freight revenue per RTM. The increase in Non-freight revenues was primarily due to higher revenue from a fibre optic agreement and the impact of the KCS acquisition of $21 million, partially offset by lower leasing revenue.

RTMs
The increase in RTMs in the first six months of 2024 was primarily due to the impact of the KCS acquisition and higher volumes of U.S. grain, Energy, chemicals and plastics, and Potash, partially offset by lower volumes of Metals, minerals and consumer products.

Freight Revenue per RTM
The increase in freight revenue per RTM in the first six months of 2024 was primarily due to higher freight rates and the favourable impact of the change in FX of $47 million, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue of $70 million.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $442 million in the second quarter of 2024, an increase of $39 million, or 10%, from $403 million in the same period of 2023. This increase was primarily due to the impact of the KCS acquisition, the favourable impact of the change in FX, and higher volumes, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program and lower fuel prices.

In the first six months of 2024, fuel surcharge revenues were $854 million, an increase of $139 million, or 19%, from $715 million in the same period of 2023. This increase was primarily due to the impact of the KCS acquisition, higher volumes, and the favourable impact of the change in FX, partially offset by lower fuel prices and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program.

Lines of Business

Grain

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$665	$537	$128	24
Carloads (in thousands)	128.9	117.0	11.9	10
Revenue ton-miles (in millions)	13,240	10,947	2,293	21
Freight revenue per carload (in dollars)	$5,159	$4,590	$569	12
Freight revenue per revenue ton-mile (in cents)	5.02	4.91	0.11	2

The increase in Grain revenue in the second quarter of 2024 was primarily due to higher volumes of U.S. grain, primarily corn to the U.S. Pacific Northwest and Mexico, and soybeans and wheat to Mexico, higher volumes of Canadian grain to Mexico, Vancouver, British Columbia ("B.C."), and Thunder Bay, Ontario, the impact of the KCS acquisition, and increased freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of U.S. corn from the U.S. Midwest to the U.S. Pacific Northwest and Mexico, which have longer lengths of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$1,395	$1,052	$343	33
Carloads (in thousands)	261.2	221.8	39.4	18
Revenue ton-miles (in millions)	27,810	20,961	6,849	33
Freight revenue per carload (in dollars)	$5,341	$4,743	$598	13
Freight revenue per revenue ton-mile (in cents)	5.02	5.02	—	—

The increase in Grain revenue in the first six months of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of U.S. corn to the U.S. Pacific Northwest and Mexico, higher volumes of Canadian grain to Mexico, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of Canadian grain to Vancouver due to a smaller 2023-2024 crop size and the unfavourable impact of lower fuel prices on fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes of U.S. corn from the U.S. Midwest to the U.S. Pacific Northwest and Mexico, which have longer lengths of haul.

Coal

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$236	$219	$17	8
Carloads (in thousands)	108.9	114.8	(5.9)	(5)
Revenue ton-miles (in millions)	5,794	5,694	100	2
Freight revenue per carload (in dollars)	$2,167	$1,908	$259	14
Freight revenue per revenue ton-mile (in cents)	4.07	3.85	0.22	6

The increase in Coal revenue in the second quarter of 2024 was primarily due to increased freight revenue per RTM, the impact of the KCS acquisition, and higher volumes of Canadian coal to Vancouver. This increase was partially offset by lower volumes of U.S. coal driven by low natural gas prices, which decreases demand for thermal coal, and lower volumes of Canadian coal to Kamloops, B.C. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Carloads decreased while RTMs increased due to moving lower volumes of U.S. coal, which has a shorter average length of haul, and higher volumes of Canadian coal to Vancouver, which has a longer length of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$445	$374	$71	19
Carloads (in thousands)	217.1	187.2	29.9	16
Revenue ton-miles (in millions)	11,046	9,619	1,427	15
Freight revenue per carload (in dollars)	$2,050	$1,998	$52	3
Freight revenue per revenue ton-mile (in cents)	4.03	3.89	0.14	4

The increase in Coal revenue in the first six months of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of Canadian coal to Vancouver, and increased freight revenue per RTM. This increase was partially offset by lower volumes of Canadian coal to Kamloops, lower volumes of U.S. coal driven by low natural gas prices, which decreases demand for thermal coal, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Potash

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$180	$144	$36	25
Carloads (in thousands)	49.4	39.8	9.6	24
Revenue ton-miles (in millions)	4,965	4,490	475	11
Freight revenue per carload (in dollars)	$3,644	$3,618	$26	1
Freight revenue per revenue ton-mile (in cents)	3.63	3.21	0.42	13

The increase in Potash revenue in the second quarter of 2024 was primarily due to higher volumes of export potash to the U.S. Pacific Northwest due to recovery of operations following an equipment failure at the Port of Portland, Oregon in 2023, higher volumes of export potash to Thunder Bay, and increased freight revenue per RTM. This increase was partially offset by lower volumes of export potash to Vancouver and lower volumes of domestic potash. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads increased more than RTMs due to moving higher volumes of export potash to the U.S. Pacific Northwest, which has a shorter length of haul, and lower volumes of export potash to Vancouver, which has a longer length of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$317	$276	$41	15
Carloads (in thousands)	86.4	76.7	9.7	13
Revenue ton-miles (in millions)	9,075	8,500	575	7
Freight revenue per carload (in dollars)	$3,669	$3,598	$71	2
Freight revenue per revenue ton-mile (in cents)	3.49	3.25	0.24	7

The increase in Potash revenue in the first six months of 2024 was primarily due to higher volumes of export potash to the U.S. Pacific Northwest due to recovery following an equipment failure at the Port of Portland in 2023, higher volumes of export potash to Thunder Bay, and increased freight revenue per RTM. This increase was partially offset by lower volumes of export potash to Vancouver and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads increased more than RTMs due to moving higher volumes of export potash to the U.S. Pacific Northwest, which has a shorter length of haul, and lower volumes of export potash to Vancouver, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$103	$89	$14	16
Carloads (in thousands)	17.0	15.2	1.8	12
Revenue ton-miles (in millions)	1,305	1,107	198	18
Freight revenue per carload (in dollars)	$6,059	$5,855	$204	3
Freight revenue per revenue ton-mile (in cents)	7.89	8.04	(0.15)	(2)

The increase in Fertilizers and sulphur revenue in the second quarter of 2024 was primarily due to higher volumes of dry fertilizers and sulphur moving between Chicago and Alberta, higher volumes of wet fertilizers, higher freight rates, and the favourable impact of the change in FX. Freight revenue per RTM decreased due to moving higher volumes of dry fertilizers and sulphur between Chicago and Alberta, which have longer lengths of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$207	$185	$22	12
Carloads (in thousands)	34.2	32.2	2.0	6
Revenue ton-miles (in millions)	2,671	2,447	224	9
Freight revenue per carload (in dollars)	$6,053	$5,745	$308	5
Freight revenue per revenue ton-mile (in cents)	7.75	7.56	0.19	3

The increase in Fertilizers and sulphur revenue in the first six months of 2024 was primarily due to higher volumes of dry fertilizers and sulphur between Chicago and Alberta, the impact of the KCS acquisition, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates. RTMs increased more than carloads due to moving higher volumes of dry fertilizers from Chicago to Alberta, which has a longer length of haul.

Forest Products

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$203	$187	$16	9
Carloads (in thousands)	34.6	34.8	(0.2)	(1)
Revenue ton-miles (in millions)	2,244	2,134	110	5
Freight revenue per carload (in dollars)	$5,867	$5,374	$493	9
Freight revenue per revenue ton-mile (in cents)	9.05	8.76	0.29	3

The increase in Forest products revenue in the second quarter of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of lumber from Alberta, B.C., and Ontario to Texas and the U.S. Midwest, and increased freight revenue per RTM. This increase was partially offset by lower volumes of paperboard from Texas to Mexico and lower volumes of wood pulp from Ontario. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased while carloads decreased due to moving higher volumes of lumber from Alberta to Texas, which has a longer length of haul, and lower volumes of wood pulp from Ontario to the U.S. Northeast, which has a shorter length of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$405	$290	$115	40
Carloads (in thousands)	70.5	52.5	18.0	34
Revenue ton-miles (in millions)	4,488	3,512	976	28
Freight revenue per carload (in dollars)	$5,745	$5,524	$221	4
Freight revenue per revenue ton-mile (in cents)	9.02	8.26	0.76	9

The increase in Forest products revenue in the first six months of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of lumber from Alberta, B.C., and Ontario to the U.S. Midwest and Texas, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of wood pulp from Ontario, lower volumes of paperboard from Texas to Mexico, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Carloads increased more than RTMs due to the impact of the KCS acquisition as KCS has a shorter average length of haul.

Energy, Chemicals and Plastics

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$695	$575	$120	21
Carloads (in thousands)	142.4	127.5	14.9	12
Revenue ton-miles (in millions)	9,644	8,005	1,639	20
Freight revenue per carload (in dollars)	$4,881	$4,510	$371	8
Freight revenue per revenue ton-mile (in cents)	7.21	7.18	0.03	—

The increase in Energy, chemicals and plastics revenue in the second quarter of 2024 was primarily due to higher volumes of conventional crude from Alberta to Chicago and DRUbitTM crude from Alberta to Port Arthur, Texas, higher volumes of liquefied petroleum gas ("L.P.G.") from Alberta to southern Texas and Mexico, higher volumes of plastics, fuel oil, diluents, and ethylene glycol, the impact of the KCS acquisition, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes of conventional crude from Alberta to Chicago and DRUbitTM crude from Alberta to Port Arthur as well as higher volumes of L.P.G. from Alberta to southern Texas and Mexico, which have longer lengths of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$1,397	$941	$456	48
Carloads (in thousands)	286.9	202.7	84.2	42
Revenue ton-miles (in millions)	19,363	14,212	5,151	36
Freight revenue per carload (in dollars)	$4,869	$4,642	$227	5
Freight revenue per revenue ton-mile (in cents)	7.21	6.62	0.59	9

The increase in Energy, chemicals and plastics revenue in the first six months of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of conventional crude from Alberta to Chicago and DRUbitTM crude from Alberta to Port Arthur, higher volumes of fuel oil, plastics, and ethylene glycol, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Carloads increased more than RTMs due to the impact of the KCS acquisition as KCS has a shorter average length of haul.

Metals, Minerals and Consumer Products

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$464	$440	$24	5
Carloads (in thousands)	134.6	129.3	5.3	4
Revenue ton-miles (in millions)	4,974	5,152	(178)	(3)
Freight revenue per carload (in dollars)	$3,447	$3,403	$44	1
Freight revenue per revenue ton-mile (in cents)	9.33	8.54	0.79	9

The increase in Metals, minerals and consumer products revenue in the second quarter of 2024 was primarily due to increased freight revenue per RTM and the impact of the KCS acquisition, partially offset by lower volumes of frac sand to the Bakken shale formation and lower volumes of steel and aggregates. Freight revenue per RTM increased primarily due to higher freight rates and the favourable impact of the change in FX. Carloads increased while RTMs decreased due to the impact of the KCS acquisition as KCS has a shorter average length of haul and moving lower volumes of frac sand to the Bakken shale formation, which has a longer length of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$904	$673	$231	34
Carloads (in thousands)	264.3	191.1	73.2	38
Revenue ton-miles (in millions)	9,675	8,063	1,612	20
Freight revenue per carload (in dollars)	$3,420	$3,522	$(102)	(3)
Freight revenue per revenue ton-mile (in cents)	9.34	8.35	0.99	12

The increase in Metals, minerals and consumer products revenue in the first six months of 2024 was primarily due to the impact of the KCS acquisition and increased freight revenue per RTM. This increase was partially offset by lower volumes of frac sand to the Bakken and Permian Basin shale formations, lower volumes of steel, aggregates, and food and consumer products, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads increased more than RTMs due to the impact of the KCS acquisition as KCS has a shorter average length of haul and moving lower volumes of frac sand to the Bakken shale formation, which has a longer length of haul.

Automotive

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$358	$257	$101	39
Carloads (in thousands)	66.1	56.2	9.9	18
Revenue ton-miles (in millions)	1,306	1,004	302	30
Freight revenue per carload (in dollars)	$5,416	$4,573	$843	18
Freight revenue per revenue ton-mile (in cents)	27.41	25.60	1.81	7

The increase in Automotive revenue in the second quarter of 2024 was primarily due to higher volumes from Mexico to various locations in North America, from Vancouver to eastern Canada, and from Ontario to the U.S. Midwest, increased freight revenue per RTM, and the impact of the KCS acquisition. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes from Mexico to Canada and from Vancouver to eastern Canada, which have longer lengths of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$623	$382	$241	63
Carloads (in thousands)	121.8	84.9	36.9	43
Revenue ton-miles (in millions)	2,303	1,478	825	56
Freight revenue per carload (in dollars)	$5,115	$4,499	$616	14
Freight revenue per revenue ton-mile (in cents)	27.05	25.85	1.20	5

The increase in Automotive revenue in the first six months of 2024 was primarily due to the impact of the KCS acquisition, higher volumes from Mexico to various locations in North America, from Vancouver to eastern Canada, and from Ontario to the U.S. Midwest, and increased freight revenue per RTM. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes from Mexico to Canada and from Vancouver to eastern Canada, which have longer lengths of haul.

Intermodal

For the three months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$630	$653	$(23)	(4)
Carloads (in thousands)	403.5	435.1	(31.6)	(7)
Revenue ton-miles (in millions)	8,658	8,827	(169)	(2)
Freight revenue per carload (in dollars)	$1,561	$1,501	$60	4
Freight revenue per revenue ton-mile (in cents)	7.28	7.40	(0.12)	(2)

The decrease in Intermodal revenue in the second quarter of 2024 was primarily due to lower international intermodal volumes to and from the Port of Vancouver and from the Port of Montreal, lower domestic intermodal volumes between Mexico and Texas, and decreased freight revenue per RTM. This decrease was partially offset by higher domestic intermodal wholesales volumes, the impact of the KCS acquisition, higher freight rates, and the favourable impact of the change in FX. Freight revenue per RTM decreased due to the unfavourable impact of lower fuel prices on fuel surcharge revenue. Carloads decreased more than RTMs due to moving lower domestic intermodal volumes between Mexico and Texas, which has a shorter length of haul.

For the six months ended June 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$1,268	$1,145	$123	11
Carloads (in thousands)	815.6	700.1	115.5	16
Revenue ton-miles (in millions)	17,537	16,117	1,420	9
Freight revenue per carload (in dollars)	$1,555	$1,635	$(80)	(5)
Freight revenue per revenue ton-mile (in cents)	7.23	7.10	0.13	2

The increase in Intermodal revenue in the first six months of 2024 was primarily due to the impact of the KCS acquisition, higher domestic intermodal wholesale volumes, higher international intermodal volumes to and from the Port of Vancouver, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower international intermodal volumes to and from the Port of Montreal, lower domestic intermodal volumes between Mexico and Texas, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Carloads increased more than RTMs due to the impact of the KCS acquisition as KCS has a shorter average length of haul.

Operating Expenses

For the three months ended June 30 (in millions of Canadian dollars)	2024	2023	Total Change	% Change
Compensation and benefits	$612	$659	$(47)	(7)
Fuel	466	397	69	17
Materials	97	98	(1)	(1)
Equipment rents	82	80	2	3
Depreciation and amortization	473	410	63	15
Purchased services and other	606	586	20	3
Total operating expenses	$2,336	$2,230	$106	5

For the six months ended June 30 (in millions of Canadian dollars)	2024	2023	Total Change	% Change
Compensation and benefits	$1,302	$1,097	$205	19
Fuel	924	723	201	28
Materials	191	170	21	12
Equipment rents	164	110	54	49
Depreciation and amortization	940	635	305	48
Purchased services and other	1,186	932	254	27
Total operating expenses	$4,707	$3,667	$1,040	28

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The decrease in Compensation and benefits expense in the second quarter of 2024 was primarily due to:
•lower acquisition-related costs incurred by CPKC primarily due to restructuring charges of $50 million incurred by KCS in 2023;
•decrease in stock-based compensation of $29 million driven by the changes in the common share price; and
•increased labour efficiencies, including the impact of decreased overtime and improved crew utilization.

This decrease was partially offset by the impact of the KCS acquisition of $31 million, and the impact of wage and benefit inflation.

The increase in Compensation and benefits expense in the first six months of 2024 was primarily due to the impact of the KCS acquisition of $243 million, and the impact of wage and benefit inflation.

This increase was partially offset by lower acquisition-related costs incurred by CPKC primarily due to restructuring charges of $50 million incurred by KCS in 2023.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense in the second quarter of 2024 was primarily due to:
•the impact of higher fuel prices of $24 million;
•an increase in workload, as measured by GTMs;
•the impact of the KCS acquisition of $21 million; and
•the unfavorable impact of the change in FX of $10 million.

This increase was partially offset by the favourable impact of an increase in fuel efficiency due to running longer and heavier trains.

The increase in Fuel expense in the first six months of 2024 was primarily due to the impact of the KCS acquisition of $179 million and the increase in workload, as measured by GTMs.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The decrease in Material expense in the second quarter of 2024 was primarily due to reduced locomotive maintenance, partially offset by the impact of the KCS acquisition of $4 million.

The increase in Materials expense in the first six months of 2024 was primarily due to the impact of the KCS acquisition of $33 million, partially offset by reduced freight car and locomotive maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense in the second quarter of 2024 was primarily due to the impact of the KCS acquisition of $5 million and the impact of cost inflation. This was partially offset by reduced payments from the use of other railways' intermodal equipment and greater recoveries from other railways for their use of the Company's freight cars.

The increase in Equipment rents expense in the first six months of 2024 was primarily due to the impact of the KCS acquisition of $37 million and lower recoveries from the other railways for their use of the Company's locomotives.This increase was partially offset by greater recoveries from other railways for their use of the Company's freight cars.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession with the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the second quarter of 2024 was primarily due to the impact of the KCS acquisition of $31 million and a higher depreciable asset base.

The increase in Depreciation and amortization expense in the first six months of 2024 was primarily due to the impact of the KCS acquisition of $255 million and a higher depreciable asset base.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance. The increase in Purchased services and other expense in the second quarter of 2024 was primarily due to:
•the impact of the KCS acquisition of $28 million;
•the impact of cost inflation;
•higher environmental management expenses;
•higher terminal service costs; and
•the impact of the change in FX of $9 million.

This increase was partially offset by a reduction in casualty incident costs, lower personal injury costs and lower acquisition-related costs incurred by CPKC.

The increase in Purchased services and other expense in the first six months of 2024 was primarily due to:
•the impact of the KCS acquisition of $235 million;
•the impact of cost inflation;
•higher terminal service costs;
•higher environmental management expenses; and
•the impact of the change in FX of $9 million.

The increase was partially offset by:
•a one-time fee of $34 million (U.S. $25 million) received in connection with the Company's agreement to waive a departing executive's non-competition agreement with respect to their employment with Norfolk Southern Corporation;
•a reduction in casualty incident costs and lower personal injury costs; and
•lower acquisition-related costs incurred by CPKC.

Other Income Statement Items

Equity Earnings of Kansas City Southern

On April 14, 2023, the Company assumed control of KCS, and subsequently ceased recognizing equity earnings of KCS.

The Company recognized $26 million (U.S. $19 million) and $230 million (U.S. $170 million) of equity earnings of KCS for the period from April 1 to April 13, 2023 and the period from January 1 to April 13, 2023, respectively. These amounts were net of amortization of basis differences of $6 million (U.S. $4 million) and $48 million (U.S. $35 million) associated with KCS purchase accounting, and were net of acquisition-related costs (net of tax) incurred by KCS. These basis differences related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and were amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments. Acquisition-related costs (net of tax) incurred by KCS in the period from April 1 to April 13, 2023 and the period from January 1 to April 13, 2023, were $1 million (U.S. $1 million) and $11 million (U.S. $8 million), respectively. KCS U.S. dollar historical results were translated at the average FX rate for the period April 1 to April 13, 2023 and the period January 1 to April 13, 2023 of $1.00 USD= $1.35 CAD.

Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX on cash and working capital, the impact of foreign currency forwards, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other income was $40 million in the second quarter of 2024, a change of $61 million, from Other expense of $21 million in the same period of 2023. For the first six months of 2024 Other income was $42 million, a change of $65 million, from Other expense of $23 million in the same period of 2023. These changes were primarily due to:
•higher equity income of $30 million primarily due to a settlement of a property disposition by an equity investee;

•a decrease in foreign exchange loss on forward contracts to sell Mexican pesos and buy U.S.dollars (see Item 1. Financial Statements, Note 11 Financial Instruments for details); and
•a gain on debt extinguishment of $16 million (see Item 1. Financial Statements, Note 10 Debt for details).

These changes were partially offset by the unfavourable impact of an increase in FX loss on re-measurement of net monetary assets and liabilities denominated in Mexican pesos.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery are related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery was $88 million and $176 million for the three and six months ended June 30, 2024, an increase of $5 million or 6%, and $7 million or 4%, respectively, compared to the same periods of 2023. These increases were primarily due to a decrease in interest cost on benefit obligation for the three and six months ended June 30, 2024 of $5 million and $8 million, respectively, and an increase in expected return on plan assets of $1 million and $4 million, respectively, partially offset by an increase in recognized net actuarial loss of $2 million and $4 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $200 million in the second quarter of 2024, a decrease of $4 million, or 2%, from $204 million in the same period of 2023. The decrease was primarily due to lower interest expense of $11 million following repayment of maturing long-term debt, partially offset by the impact of the KCS acquisition of $5 million.

Net interest expense was $406 million in the first six months of 2024, an increase of $48 million, or 13%, from $358 million in the same period of 2023. This increase was primarily due to interest of $41 million incurred on debt previously issued by KCS and exchanged with Canadian Pacific Railway Company ("CPRC") following the acquisition of control, and higher interest on commercial paper of $18 million as a result of higher borrowings along with higher interest rates. This increase was partially offset by a favourable impact of $15 million following the repayment of maturing long-term debt.

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

Income Tax Expense (Recovery)

Income tax expense was $292 million in the second quarter of 2024, a change of $7,964 million, or 104%, from an income tax recovery of $7,672 million in the same period of 2023. The change was primarily due to:
•a deferred tax recovery of $7,832 million, recorded in the second quarter of 2023, on the derecognition of the deferred income tax liability on the outside basis difference of the investment in KCS upon acquiring control of KCS;
•higher current tax expense due to higher taxable earnings; and
•a deferred tax recovery of $51 million, recorded in the second quarter of 2023, on the revaluation of deferred income tax balances on unitary state apportionment changes.

Income tax expense was $551 million in the first six months of 2024, a change of $8,060 million, or 107%, from an income tax recovery of $7,509 million in the same period of 2023. The change was primarily due to:
•a deferred tax recovery of $7,832 million, recorded in the second quarter of 2023, on the derecognition of the deferred income tax liability on the outside basis difference of the investment in KCS upon acquiring control of KCS;
•the impact of the KCS acquisition of $103 million;
•higher current tax expense due to higher taxable earnings;
•a deferred tax recovery of $51 million, recorded in the second quarter of 2023, on the revaluation of deferred income tax balances on unitary state apportionment changes; and
•outside basis deferred tax recovery of $23 million, recorded in the first quarter of 2023, arising from the change in the carrying amount of CP's investment in KCS for financial reporting.

The effective tax rates in the second quarter and first six months of 2024 were 24.40% and 24.72%, respectively, compared to 120.88% and 139.47% in the same periods of 2023. The Core adjusted effective income tax rates in the second quarter and first six months of 2024 were 25.00%, compared to 25.18% and 24.88%, respectively, for the same periods in 2023. The Company's 2024 Core adjusted effective tax rate is expected to be approximately 25.00%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future financial trends either by nature or amount nor provide comparability to past performance. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes equity earnings of KCS (net of tax) and KCS purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.The Company’s 2024 outlook for its Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2023 Annual Report on Form 10-K.

Impact of FX on Earnings and Foreign Exchange Risk

Although the Company is headquartered in Canada and reports in Canadian dollars, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars and Mexican pesos. In addition, equity earnings or losses of KCS recognized through April 13, 2023 are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, commodity prices, and Canadian, U.S., and international monetary policies. Fluctuations in FX affect the Company’s results because revenues and expenses denominated in U.S. dollars and Mexican pesos are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. Mexican peso-denominated revenues and expenses increase (decrease) when the U.S. dollar weakens (strengthens) in relation to the Mexican peso.

In the second quarter of 2024, the U.S. dollar has strengthened to an average rate of $1.37 Canadian/U.S. dollar and the Mexican Peso has strengthened to an average rate of Ps. 12.61 Mexican Peso/Canadian dollar, compared to $1.34 Canadian/U.S. dollar and Ps. 13.16 Mexican Peso/Canadian dollar in the second quarter of 2023, resulting in an increase in Total revenues of $51 million, an increase in Total operating expenses of $35 million, and an increase in Net interest expense of $3 million from the same period of 2023.

In the first six months of 2024, the U.S. dollar has strengthened to an average rate of $1.36 Canadian/U.S. dollar and the Mexican peso has strengthened to an average rate of Ps. 12.61 Mexican Peso/Canadian dollar, compared to $1.35 Canadian/U.S. dollar and Ps. 13.47 Mexican Peso/Canadian dollar in the first six months of 2023, resulting in an increase in Total revenues of $48 million, an increase in Total operating expenses of $33 million, and an increase in interest expense of $3 million from the same period of 2023.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $75 million (December 31, 2023 – approximately $75 million), negatively (or positively) impacts Operating expenses by approximately $46 million (December 31, 2023 – approximately $46 million), and negatively (or positively) impacts Net interest expense by approximately $6 million (December 31, 2023 – approximately $5 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $7 million (December 31, 2023 – approximately $7 million) and negatively (or positively) impacts Operating expenses by approximately $7 million (December 31, 2023 – approximately $7 million).

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

In the second quarter of 2024, the unfavourable impact of fuel prices on Operating income was $26 million. Higher fuel prices in expense resulted in an increase in Total operating expenses of $24 million from the same period of 2023. The unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program and lower fuel surcharge prices, partially offset by increased carbon levy surcharge revenue, resulted in a decrease in Total revenues of $2 million.

In the first six months of 2024, the unfavourable impact of fuel prices on Operating income was $67 million. Lower fuel prices and the unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program, partially offset by increased carbon levy surcharge revenue, resulted in a decrease in Total revenues of $70 million. Lower fuel prices resulted in a decrease in Total operating expenses of $3 million from the same period of 2023.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In the second quarter of 2024, the change in Common Share prices resulted in a decrease in stock-based compensation expense of $21 million, a change of $27 million, compared to an increase of $6 million in the same period of 2023.

In the first six months of 2024, the change in Common Share prices stayed the same, resulting in a stock-based compensation expense of $nil, a change of $10 million, compared to an increase of $10 million in the same period of 2023.

Based on information available at June 30, 2024 and expectations for 2024 share-based grants, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $2.0 million to $2.2 million (December 31, 2023 - approximately $1.6 million to $2.3 million). This excludes the impact of changes in Common Share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

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

As at June 30, 2024, the Company had $557 million of Cash and cash equivalents compared to $464 million at December 31, 2023.

During the six months ended June 30, 2024, the Company repaid U.S.$48 million ($66 million) 5.41% Senior Secured Notes.

During the second quarter of 2024, the Company repurchased certain Senior Notes on the open market. These repurchases were accounted for as debt extinguishments, with gains recorded in “Other (income) expense" on the Company's Interim Consolidated Statements of Income. During the three and six months ended June 30, 2024, the Company repurchased U.S. $110 million ($151 million) of Senior Notes, and recognized a gain of $16 million in "Other (income) expense". During the second quarter of 2024 the company also committed to the repurchase of U.S. $26 million ($35 million) in Senior Notes that were extinguished subsequent to June 30, 2024.

Effective June 25, 2024, the Company entered into a third amended and restated revolving credit facility (the "facility") agreement to extend the maturity dates under the facility. The amendment extended the maturity date of the five-year U.S.$1.1 billion tranche from May 11, 2028 to June 25, 2029. The amendment also extended the maturity date of the two-year U.S. $1.1 billion tranche from May 11, 2025 to June 25, 2026.

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. The Company's existing commercial paper program is backed by the revolving credit facility. As at June 30, 2024, the Company had total commercial paper borrowings outstanding of U.S. $536 million ($734 million) (December 31, 2023 - U.S. $800 million).

The Company has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at June 30, 2024, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2023 - $nil) and had letters of credit drawn of $92 million (December 31, 2023 - $93 million) from a total available amount of $300 million.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, supplier purchases, capital commitments, leases, and other long term liabilities. As at June 30, 2024, debt and finance leases, interest obligations related to debt and finance leases, and letters of credit amount to $3,684 million, $777 million, and $92 million within the next 12 months, respectively, with the remaining amounts committed thereafter of $19,642 million, $16,640 million and $nil, respectively. Future capital commitments amount to $1,237 million within the next 12 months, and $1,612 million committed thereafter.

Supplier purchase agreements and other long-term liabilities amount to $849 million and $68 million within the next 12 months, respectively, with remaining amounts committed thereafter of $2,706 million and $644 million, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2023 Annual Report on Form 10-K.

Concession Duty

Under Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM")'s 50-year Concession, which could expire in 2047 unless extended, CPKCM pays annual concession duty expense of 1.25% of its gross revenues.

Guarantees

The Company accrues for all guarantees that it expects to pay. As at June 30, 2024, these accruals amounted to $8 million (December 31, 2023 - $8 million).

Operating Activities

Cash provided by operating activities increased $386 million in the second quarter of 2024 and $519 million in the first six months of 2024, compared to the same periods in 2023. These increases were primarily due to higher cash generating income.

Investing Activities

Cash used in investing activities increased $165 million in the second quarter of 2024 and $305 million in the first six months of 2024, compared to the same periods in 2023. These increases were primarily due to higher capital additions and the impact of cash acquired on control of KCS in 2023. These increases were partially offset by the investment in government securities towards satisfaction and discharge of debt in 2023.

Financing Activities

Cash used in financing activities was $464 million in the second quarter of 2024, an increase of $231 million, compared to $233 million in the same period of 2023. The increase was primarily due to net repayments of commercial paper of $157 million in the second quarter of 2024, compared to net issuances of $550 million in the same period of 2023. This increase was partially offset by $134 million (U.S. $98 million) of debt repurchases on Senior Notes in the second quarter of 2024, compared to principal repayments of $592 million (U.S. $439 million) of 3.00% 10-year Senior Notes in the same period of 2023.

Cash used in financing activities was $895 million in the first six months of 2024, an increase of $17 million, compared to $878 million in the same period of 2023. The increase was primarily due to net repayments of commercial paper of $362 million in the second quarter of 2024, compared to net issuances of $550 million in the same period of 2023. This increase was partially offset by $134 million (U.S. $98 million) of debt repurchases on Senior Notes and principal repayments of $66 million (U.S. $48 million) on the 5.41% Senior Secured Notes during the first six months of 2024, compared to repayments of long-term debt of $592 million (U.S. $439 million) of 3.00% 10-year Senior Notes and $479 million (U.S. $350 million) of 4.45% 12.5-year Notes at maturity during the first six months of 2023.

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

As at June 30, 2024, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2023. During the first quarter of 2024, Moody's Investor Service ("Moody's") upgraded the Company's outlook from stable to positive. The following table shows the ratings issued for the Company by the rating agencies noted as at June 30, 2024 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at June 30, 2024(1)

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

As of the date of the filing of the Form 10-Q, CPRC had U.S. $14,552 million principal amount of debt securities outstanding due through 2115, and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $2,300 million principal amount of debt securities issued under Canadian Securities Law due through 2050 for which CPKC is the guarantor and not subject to the Exchange Act.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	For the six months ended June 30, 2024	For the year ended December 31, 2023
Total revenues	$3,383	$6,577
Total operating expenses	2,178	4,074
Operating income(1)	1,205	2,503
Less: Other(2)	146	468
Income before income tax expense	1,059	2,035
Net income	$751	$1,480
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the six months ended June 30, 2024 and for the year ended December 31, 2023 of $228 million and $463 million, respectively.
(2)Includes Other (income) expense, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	As at June 30, 2024	As at December 31, 2023
Assets
Current assets	$1,266	$1,240
Properties	12,717	12,327
Other non-current assets	3,762	3,562

Liabilities
Current liabilities	$4,959	$4,359
Long-term debt	18,772	19,169
Other non-current liabilities	3,497	3,412

Excluded from the Income Statements and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	For the six months ended June 30, 2024	For the year ended December 31, 2023
Dividend income from non-guarantor subsidiaries	$137	$309
Capital contributions to non-guarantor subsidiaries	—	(4,324)

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	As at June 30, 2024	As at December 31, 2023
Assets
Accounts receivable, intercompany	$470	$455
Short-term advances to affiliates	1,691	1,788
Long-term advances to affiliates	11,231	7,072

Liabilities
Accounts payable, intercompany	$241	$347
Short-term advances from affiliates	2,570	2,783
Long-term advances from affiliates	3,968	—

Share Capital

At July 29, 2024, the latest practicable date, there were 933,125,135 Common Shares and no preferred shares issued and outstanding, which consists of 13,561 holders of record of the Common Shares. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase the Common Shares. All number of options presented herein are shown on the basis of the number of shares subject to the options. At July 29, 2024, 6,202,776 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 21,032,475 options available to be issued by the Company’s MSOIP in the future. The Company also has a Director's Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Non-GAAP Performance Measures

On April 14, 2023, Canadian Pacific Railway Limited obtained control of KCS and CPKC began consolidating KCS, which had been accounted for under the equity method of accounting between December 14, 2021 and April 13, 2023. On the Control Date, CPKC’s previously-held interest in KCS was remeasured to its Control Date fair value. CPKC presents Core adjusted combined measures to provide a comparison to prior period financial information as adjusted to exclude certain significant items and KCS purchase accounting. The most directly comparable GAAP measures to certain Non-GAAP measures already include KCS's net income attributable to shareholders as a result of applying the equity method of accounting following the acquisition of shares of KCS on December 14, 2021. For example, CPKC's second quarter 2023 diluted earnings per share, which included equity earnings of KCS for the period April 1 through April 13, 2023, is used to reconcile to Core adjusted combined diluted earnings per share. Conversely, the most directly comparable GAAP measure to certain other Non-GAAP measures does not include KCS's equity earnings. For example, the operating ratio, which is used to reconcile to Core adjusted operating ratio, did not include KCS's operating ratio for the period April 1 through April 13, 2023, as equity income was recognized within non-operating earnings. These measures are calculated by (1) adding KCS historical GAAP results and giving effect to transaction accounting adjustments in a consistent manner with Regulation S-X Article 11 ("Article 11"), where applicable, and (2) adjusting for KCS purchase accounting and significant items that management believes affect the comparability between periods.

Management believes these Non-GAAP measures provide meaningful supplemental information about our operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, adjustments to provisions and settlements of Mexican taxes, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), as recognized within "Equity earnings of Kansas City Southern" in the Company's Interim Consolidated Statements of Income, loss on derecognition of CPKC’s previously held equity method investment in KCS, discrete tax items, changes in the outside basis tax difference between the carrying amount of CPKC's equity investment in KCS and its tax basis of this investment, a deferred tax recovery related to the elimination of the deferred tax liability on the outside basis difference of the investment, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, debt exchange transaction costs, community investments, fair value gain or loss on foreign exchange ("FX") forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, restructuring, employee retention and synergy incentive costs, and transaction and integration costs incurred by KCS. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company expects to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of CPKC's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of CPKC's financial information.

In addition, Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, amortization of the change in fair value of debt of KCS assumed on the Control Date, and depreciation and amortization of fair value adjustments that are attributable to the non-controlling interest, as recognized within "Depreciation and amortization", "Other (income) expense", "Net interest expense", and "Net (loss) income attributable to non-controlling interest", respectively, in the Company's Interim Consolidated Statements of Income. During the periods that KCS was equity accounted for, from December 14, 2021 to April 13, 2023, KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company, net of tax, as recognized within "Equity earnings of Kansas City Southern" in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

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

In the first six months of 2024, there were three significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:
•in the second quarter, a deferred tax recovery of $3 million due to a decrease in the Arkansas state corporate income tax rate, that had minimal impact on Diluted EPS;
•in the first quarter, adjustments to provisions and settlements of Mexican taxes of $10 million ($10 million after deferred tax recovery) recognized in "Compensation and benefits", that unfavourably impacted Diluted EPS by 1 cent; and
•during the first six months, acquisition-related costs of $54 million in connection with the KCS acquisition ($39 million after current tax recovery of $15 million), including costs of $6 million recognized in "Compensation and benefits", $4 million recognized in "Materials", and $44 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 4 cents as follows:
–in the second quarter, acquisition-related costs of $28 million in connection with the KCS acquisition ($19 million after current tax recovery of $9 million) including costs of $2 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents; and
–in the first quarter, acquisition-related costs of $26 million in connection with the KCS acquisition ($20 million after current tax recovery of $6 million) including costs of $4 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents.

In the first six months of 2023, there were four significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:
•in the second quarter, a remeasurement loss of KCS of $7,175 million recognized in "Remeasurement loss of Kansas City Southern" due to the derecognition of CPKC’s previously held equity method investment in KCS and remeasurement at its Control Date fair value, that unfavourably impacted Diluted EPS by $7.68;
•in the second quarter, a deferred tax recovery of $51 million due to CPKC unitary state apportionment changes, that favourably impacted Diluted EPS by 5 cents;
•during the first six months, deferred tax recoveries of $7,855 million on changes in the outside basis difference on the equity investment in KCS, that favourably impacted Diluted EPS by $8.42 as follows:
–in the second quarter, a deferred tax recovery of $7,832 million related to the elimination of the deferred tax liability on the outside basis difference of the investment in KCS, that favourably impacted Diluted EPS by $8.39; and
–in the first quarter, a deferred tax recovery of $23 million on changes in the outside basis difference of the equity investment in KCS, that favourably impacted Diluted EPS by 3 cents; and
•during the first six months, acquisition-related costs of $145 million in connection with the KCS acquisition ($122 million after current tax recovery of $23 million), including an expense of $63 million recognized in "Compensation and benefits", $128 million recognized in "Purchased services and other", $6 million recognized in "Other (income) expense", and $11 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 13 cents as follows:
–in the second quarter, acquisition-related costs of $120 million ($101 million after current tax recovery of $19 million), including costs of $63 million recognized in "Compensation and benefits", $53 million recognized in "Purchased services and other", $3 million recognized in "Other (income) expense", and $1 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 11 cents; and
–in the first quarter, acquisition-related costs of $25 million ($21 million after current tax recovery of $4 million), including costs of $12 million recognized in "Purchased services and other", $3 million recognized in "Other (income) expense", and $10 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 2 cents.

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis was as follows:

2024:
•during the first six months ended June 30, 2024, KCS purchase accounting of $170 million ($123 million after deferred tax recovery of $47 million), including costs of $161 million recognized in "Depreciation and amortization", $2 million recognized in "Purchased services and other" related to the amortization of equity investments, $10 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $4 million recognized in "Net (loss) income attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 13 cents as follows:
–in the second quarter, KCS purchase accounting of $86 million ($62 million after deferred tax recovery of $24 million), including costs of $82 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net (loss) income attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $84 million ($61 million after deferred tax recovery of $23 million), including costs of $79 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $2 million recognized in "Net (loss) income attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

2023:
•during the first six months ended June 30, 2023, KCS purchase accounting of $123 million ($103 million after deferred tax recovery of $20 million), including costs of $68 million recognized in "Depreciation and amortization", $6 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and $48 million recognized in "Equity earnings of Kansas City Southern" that unfavourably impacted Diluted EPS by 11 cents as follows:
–in the second quarter, KCS purchase accounting of $81 million ($61 million after deferred tax recovery of $20 million), including costs of $68 million recognized in "Depreciation and amortization", $6 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and $6 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $42 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 5 cents.

	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
CPKC diluted earnings per share as reported	$0.97	$1.42	$1.80	$2.28
Less:
Significant items (pre-tax):
Remeasurement loss of KCS	—	(7.68)	—	(7.68)
Adjustments to provisions and settlements of Mexican taxes	—	—	(0.01)	—
Acquisition-related costs	(0.03)	(0.13)	(0.06)	(0.16)
KCS purchase accounting	(0.09)	(0.09)	(0.18)	(0.14)
Add:
Tax effect of adjustments(1)	(0.04)	(0.05)	(0.07)	(0.06)
Income tax rate changes	—	(0.05)	—	(0.05)
Deferred tax recovery on the outside basis difference of the investment in KCS	—	(8.39)	—	(8.42)
Core adjusted combined diluted earnings per share	$1.05	$0.83	$1.98	$1.73
(1)The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 28.72% and 26.61% for the three and six months ended June 30, 2024, respectively, and 0.54% and 0.58% for the three and six months ended June 30, 2023, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

Core Adjusted Combined Operating Ratio

Core adjusted combined operating ratio is calculated from reported GAAP revenue and operating expenses adjusted for (1) KCS operating income prior to the Control Date and giving effect to transaction accounting adjustments in a consistent manner with Article 11, where applicable, (2) significant items (acquisition-related costs and adjustments to provisions and settlement of Mexican taxes) that are reported within Operating income, and (3) KCS purchase accounting recognized in "Depreciation and amortization" and "Purchased services and other".

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

Significant items included in operating ratio on a combined basis were as follows:

2024:
•in the first quarter, adjustments to provisions and settlements of Mexican taxes of $10 million recognized in "Compensation and benefits", that unfavourably impacted operating ratio by 0.1% for the first six months ended June 30, 2024; and
•during the six months ended June 30, 2024, acquisition-related costs were $54 million in connection with the KCS acquisition including costs of $6 million recognized in "Compensation and benefits", $4 million recognized in "Materials", and $44 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8% as follows:
–in the second quarter, acquisition-related costs of $28 million including costs of $2 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.7%; and
–in the first quarter, acquisition-related costs of $26 million including costs of $4 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8%.

2023:
•during the six months ended June 30, 2023, acquisition-related costs were $141 million in connection with the KCS acquisition including costs of $74 million recognized in "Compensation and benefits" and $67 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 2.1% as follows:
–in the second quarter, acquisition-related costs of $116 million including costs of $63 million recognized in "Compensation and benefits", and $53 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis by 3.5%; and

–in the first quarter, acquisition-related costs of $25 million including costs of $11 million recognized in "Compensation and benefits", and $14 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis by 0.7%.

KCS purchase accounting included in operating ratio on a combined basis was as follows:

2024:
•during the six months ended June 30, 2024, KCS purchase accounting of $163 million including $161 million recognized in "Depreciation and amortization" and $2 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.3% as follows:
–in the second quarter, KCS purchase accounting of $83 million including $82 million recognized in "Depreciation and amortization" and $1 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.3%; and
–in the first quarter, KCS purchase accounting of $80 million including $79 million recognized in "Depreciation and amortization" and $1 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.3%.

2023:
•during the six months ended June 30, 2023, KCS purchase accounting of $160 million, recognized in "Depreciation and amortization", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 2.4% as follows:
–in the second quarter, KCS purchase accounting of $80 million, that unfavourably impacted operating ratio on a combined basis by 2.4%; and
–in the first quarter, KCS purchase accounting of $80 million, that unfavourably impacted operating ratio on a combined basis by 2.3%.

	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
CPKC operating ratio as reported	64.8%	70.3%	66.1%	67.4%
Add:
KCS operating income as reported prior to Control Date(1)	—%	(0.2)%	—%	(0.3)%
Pro forma Article 11 transaction accounting adjustments(2)	—%	0.4%	—%	1.4%
	64.8%	70.5%	66.1%	68.5%
Less:
Adjustments to provisions and settlements of Mexican taxes	—%	—%	0.1%	—%
Acquisition-related costs	0.7%	3.5%	0.8%	2.1%
KCS purchase accounting in Operating expenses	2.3%	2.4%	2.3%	2.4%
Core adjusted combined operating ratio	61.8%	64.6%	62.9%	64.0%
(1)KCS results were translated into Canadian dollars at the Bank of Canada monthly average FX rates for April 1 through April 13, 2023 and January 1 through April 13, 2023 of $1.35 and $1.35, respectively.
(2) Pro forma Article 11 transaction accounting adjustments for January 1 through April 13, 2023 represent adjustments made in a manner consistent with Article 11, these include:
•For April 1 through April 13, 2023 in the three months ended June 30, 2023, depreciation and amortization of differences between the historic carrying values and the fair values of KCS's tangible and intangible assets and investments prior to the Control Date that unfavourably impacted operating ratio by 0.4% and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions; and
•For January 1 through April 13, 2023 in the six months ended June 30, 2023, depreciation and amortization of differences between the historic carrying values and the fair values of KCS's tangible and intangible assets and investments prior to the Control Date that unfavourably impacted operating ratio by 1.4% and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions.
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

As at June 30, 2024, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of June 30, 2024 would increase the fair value of the Company's debt as at June 30, 2024 by approximately $1.8 billion (June 30, 2023 - approximately $1.9 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at June 30, 2024, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at June 30, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2024, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

In connection with the KCS transaction, the Company suspended share repurchases and did not have an active program as at June 30, 2024.

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

10.1
Third Amended and Restated Credit Agreement, dated as of June 25, 2024, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Kansas City Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2024, File No. 001-01342).

10.2* **
Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) revised and consolidated as at January 1, 2024 (“Pension Plan”), and Amendment Number One to the Pension Plan effective January 1, 2025.

22.1**	List of Issuers and Guarantor Subsidiaries
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2024 and 2023; (ii) the Interim Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2024 and 2023; (iii) the Interim Consolidated Balance Sheets at June 30, 2024, and December 31, 2023; (iv) the Interim Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2024 and 2023; (v) the Interim Consolidated Statements of Changes in Equity for the second quarters and first six months ended June 30, 2024 and 2023; and (vi) the Notes to Interim Consolidated Financial Statements.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory arrangement
** Filed with this Quarterly Report on Form 10-Q

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

Date: July 30, 2024