Form 10-Q
period 2024-09-30
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2024-10-24
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 22, 2024, there were 933,344,882 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2024	2023	2024	2023
Revenues (Note 3)
Freight	$3,461	$3,266	$10,422	$8,584
Non-freight	88	73	250	195
Total revenues	3,549	3,339	10,672	8,779
Operating expenses
Compensation and benefits (Note 8)	644	598	1,946	1,695
Fuel	419	430	1,343	1,153
Materials (Note 8)	99	90	290	260
Equipment rents	89	91	253	201
Depreciation and amortization (Note 8)	472	451	1,412	1,086
Purchased services and other (Note 8)	623	506	1,809	1,438
Total operating expenses	2,346	2,166	7,053	5,833

Operating income	1,203	1,173	3,619	2,946
Less:
Equity earnings of Kansas City Southern (Note 8, 9)	—	—	—	(230)
Other expense (income) (Note 8, 10)	1	13	(41)	36
Other components of net periodic benefit recovery (Note 12)	(89)	(85)	(265)	(254)
Net interest expense (Note 8)	192	207	598	565
Remeasurement loss of Kansas City Southern (Note 8)	—	—	—	7,175
Income (loss) before income tax expense (recovery)	1,099	1,038	3,327	(4,346)
Less:
Current income tax expense (Note 4)	257	255	773	674
Deferred income tax expense (recovery) (Note 4, 8)	5	3	40	(7,925)
Income tax expense (recovery) (Note 4)	262	258	813	(7,251)
Net income	$837	$780	$2,514	$2,905
Less: Net (loss) income attributable to non-controlling interest (Note 8)	—	—	(3)	1
Net income attributable to controlling shareholders	$837	$780	$2,517	$2,904

Earnings per share (Note 5)
Basic earnings per share	$0.90	$0.84	$2.70	$3.12
Diluted earnings per share	$0.90	$0.84	$2.69	$3.11

Weighted-average number of shares (millions) (Note 5)
Basic	933.2	931.5	932.8	931.1
Diluted	935.3	933.9	934.8	933.7

Dividends declared per share	$0.19	$0.19	$0.57	$0.57
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2024	2023	2024	2023
Net income	$837	$780	$2,514	$2,905
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(423)	605	577	(33)
Change in derivatives designated as cash flow hedges	1	2	5	5
Change in pension and post-retirement defined benefit plans	12	8	35	13
Other comprehensive (loss) income from equity investees	(5)	—	(7)	7
Other comprehensive (loss) income before income taxes	(415)	615	610	(8)
Income tax (expense) recovery	(7)	15	(1)	(5)
Other comprehensive (loss) income (Note 6)	(422)	630	609	(13)
Comprehensive income	$415	$1,410	$3,123	$2,892
Comprehensive (loss) income attributable to non-controlling interest (Note 6)	(15)	20	16	13
Comprehensive income attributable to controlling shareholders	$430	$1,390	$3,107	$2,879
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2024	2023
Assets
Current assets
Cash and cash equivalents	$463	$464
Accounts receivable, net (Note 7)	1,941	1,887
Materials and supplies	407	400
Other current assets	261	251
	3,072	3,002
Investments	555	533
Properties	53,242	51,744
Goodwill (Note 8)	18,160	17,729
Intangible assets	2,972	2,974
Pension asset	3,604	3,338
Other assets	620	582
Total assets	$82,225	$79,902
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,594	$2,567
Long-term debt maturing within one year (Note 10, 11)	3,204	3,143
	5,798	5,710
Pension and other benefit liabilities	580	581
Other long-term liabilities	817	797
Long-term debt (Note 10, 11)	18,710	19,351
Deferred income taxes	11,240	11,052
Total liabilities	37,145	37,491
Shareholders’ equity
Share capital	25,672	25,602
Additional paid-in capital	94	88
Accumulated other comprehensive loss (Note 6)	(28)	(618)
Retained earnings	18,405	16,420
	44,143	41,492
Non-controlling interest	937	919
Total equity	45,080	42,411
Total liabilities and equity	$82,225	$79,902
See Contingencies (Note 14).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2024	2023	2024	2023
Operating activities
Net income	$837	$780	$2,514	$2,905
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	472	451	1,412	1,086
Deferred income tax expense (recovery) (Note 4)	5	3	40	(7,925)
Pension recovery and funding (Note 12)	(79)	(76)	(230)	(231)
Equity earnings of Kansas City Southern (Note 8, 9)	—	—	—	(230)
Remeasurement loss of Kansas City Southern (Note 8)	—	—	—	7,175
Dividend from Kansas City Southern (Note 9)	—	—	—	300
Settlement of Mexican taxes (Note 4)	(2)	(75)	(2)	(75)
Settlement of foreign currency forward contract (Note 11)	—	—	(65)	—
Other operating activities, net	59	11	(9)	(8)
Changes in non-cash working capital balances related to operations	(20)	(67)	(95)	(196)
Net cash provided by operating activities	1,272	1,027	3,565	2,801
Investing activities
Additions to properties	(748)	(733)	(2,083)	(1,767)
Additions to Meridian Speedway properties	(9)	(19)	(29)	(27)
Proceeds from sale of properties and other assets	9	12	19	28
Cash acquired on control of Kansas City Southern (Note 8)	—	—	—	298
Investment in government securities	—	—	—	(267)
Other investing activities, net	(12)	(2)	9	(26)
Net cash used in investing activities	(760)	(742)	(2,084)	(1,761)
Financing activities
Dividends paid	(177)	(177)	(532)	(530)
Issuance of Common Shares	13	13	55	50
Repayment of long-term debt, excluding commercial paper (Note 10)	(89)	(12)	(309)	(1,108)
Net (repayment) issuance of commercial paper (Note 10)	(343)	(147)	(705)	403
Acquisition-related financing fees	—	(2)	—	(17)
Other financing activities, net	—	1	—	—
Net cash used in financing activities	(596)	(324)	(1,491)	(1,202)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	(10)	8	9	5
Cash position
Net decrease in cash and cash equivalents	(94)	(31)	(1)	(157)
Cash and cash equivalents at beginning of period	557	325	464	451
Cash and cash equivalents at end of period	$463	$294	$463	$294

Supplemental cash flow information
Income taxes paid	$173	$205	$724	$648
Interest paid	$157	$152	$563	$570
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended September 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at July 1, 2024	933.1	$25,655	$93	$379	$17,745	$43,872	$951	$44,823
Net income	—	—	—	—	837	837	—	837
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss (Note 6)	—	—	—	(407)	—	(407)	(15)	(422)
Dividends declared ($0.19 per share)	—	—	—	—	(177)	(177)		(177)
Effect of stock-based compensation expense	—	—	4	—	—	4	—	4
Shares issued under stock option plan	0.2	17	(3)	—	—	14	—	14
Balance as at September 30, 2024	933.3	$25,672	$94	$(28)	$18,405	$44,143	$937	$45,080
Balance as at July 1, 2023	931.4	$25,563	$88	$(544)	$14,972	$40,079	$925	$41,004
Net income	—	—	—	—	780	780	—	780
Other comprehensive income (Note 6)	—	—	—	610	—	610	20	630
Dividends declared ($0.19 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	5	—	—	5	—	5
Shares issued under stock option plan	0.3	16	(3)	—	—	13	—	13
Balance as at September 30, 2023	931.7	$25,579	$90	$66	$15,575	$41,310	$945	$42,255

	For the nine months ended September 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance at January 1, 2024	932.1	$25,602	$88	$(618)	$16,420	$41,492	$919	$42,411
Net income (loss)	—	—	—	—	2,517	2,517	(3)	2,514
Contribution from non-controlling interest	—	—	—	—	—	—	2	2
Other comprehensive income (Note 6)	—	—	—	590	—	590	19	609
Dividends declared ($0.57 per share)	—	—	—		(532)	(532)	—	(532)
Effect of stock-based compensation expense	—	—	20	—	—	20	—	20
Shares issued under stock option plan	1.2	70	(14)	—	—	56	—	56
Balance as at September 30, 2024	933.3	$25,672	$94	$(28)	$18,405	$44,143	$937	$45,080
Balance as at January 1, 2023	930.5	$25,516	$78	$91	$13,201	$38,886	$—	$38,886
Net income	—	—	—	—	2,904	2,904	1	2,905
Other comprehensive (loss) income (Note 6)	—	—	—	(25)	—	(25)	12	(13)
Dividends declared ($0.57 per share)	—	—	—	—	(530)	(530)	—	(530)
Effect of stock-based compensation expense	—	—	24	—	—	24	—	24
Shares issued under stock option plan	1.2	63	(12)	—	—	51	—	51
Non-controlling interest in connection with business acquisition	—	—	—	—	—	—	932	932
Balance as at September 30, 2023	931.7	$25,579	$90	$66	$15,575	$41,310	$945	$42,255
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

On April 14, 2023, Canadian Pacific Railway Limited ("CPRL") assumed control of Kansas City Southern ("KCS") and changed its name to Canadian Pacific Kansas City Limited. These unaudited interim consolidated financial statements as at and for the three and nine months ended September 30, 2024 ("Interim Consolidated Financial Statements") include KCS as a consolidated subsidiary from April 14, 2023. For the period beginning on January 1, 2023 and ending on April 13, 2023, the Company's 100% interest in KCS was accounted for and reported as an equity-method investment (see Notes 8 and 9).

These Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). They do not include all of the information required for a complete set of annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2023 ("last annual financial statements"). Selected explanatory notes are included to explain events and transactions that are significant to an understanding of the changes in the Company's financial position and results of operations since the last annual financial statements. These Interim Consolidated Financial Statements have been prepared using the same significant accounting policies used in the last annual financial statements, except for the adoption of new standards, where applicable (see Note 2). Amounts are stated in Canadian dollars unless otherwise noted.

The Company's operations and income for interim periods can be affected by seasonal fluctuations such as changes in customer demand and weather conditions, and may not be indicative of annual results.

2    Accounting changes

Recently adopted accounting standards

The accounting standards that have become effective during the three and nine months ended September 30, 2024 did not have a material impact on the Interim Consolidated Financial Statements.

Accounting standards not yet adopted

Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations when they are adopted.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2024	2023	2024	2023
Grain	$668	$600	$2,063	$1,652
Coal	248	229	693	603
Potash	144	133	461	409
Fertilizers and sulphur	91	91	298	276
Forest products	198	199	603	489
Energy, chemicals and plastics	712	643	2,109	1,584
Metals, minerals and consumer products	443	455	1,347	1,128
Automotive	333	266	956	648
Intermodal	624	650	1,892	1,795
Total freight revenues	3,461	3,266	10,422	8,584
Non-freight excluding leasing revenues	42	39	148	105
Revenues from contracts with customers	3,503	3,305	10,570	8,689
Leasing revenues	46	34	102	90
Total revenues	$3,549	$3,339	$10,672	$8,779

4    Income taxes

During the nine months ended September 30, 2024, legislation was enacted to decrease the Arkansas state corporate income tax rate. As a result of this change, the Company recorded a deferred income tax recovery of $3 million related to the revaluation of deferred income tax balances.

During the three and nine months ended September 30, 2023, legislation was enacted to decrease the Iowa and Arkansas state corporate income tax rates. As a result of these changes, the Company recorded a deferred income tax recovery of $14 million related to the revaluation of deferred income tax balances.

The effective tax rates including discrete items for the three and nine months ended September 30, 2024 were 23.88% and 24.44%, respectively, compared to 24.88% and 166.83%, respectively, for the same periods of 2023.

For the three months ended September 30, 2024, the effective tax rate was 24.24%, excluding the discrete items of amortization of business acquisition fair value adjustments of $90 million, acquisition-related costs incurred by CPKC of $36 million, and adjustments to provisions and settlements of Mexican taxes of $7 million recovery recognized in "Compensation and benefits".

For the three months ended September 30, 2023, the effective tax rate was 24.96%, excluding the discrete items of amortization of business acquisition fair value adjustments of $87 million, acquisition-related costs incurred by CPKC of $24 million, a tax settlement with the Servicio de Administración Tributaria ("SAT”) (Mexican tax authority) in relation to taxation years for which audits have closed and an estimated reserve for potential future audit settlements totaling $15 million, and a deferred income tax recovery of $14 million on state corporate income tax rate changes as mentioned above.

For the nine months ended September 30, 2024, the effective tax rate was 24.75%, excluding the discrete items of amortization of business acquisition fair value adjustments of $264 million, acquisition-related costs incurred by CPKC of $90 million, adjustments to provisions and settlements of Mexican taxes of $3 million expense recognized in "Compensation and benefits", and a deferred income tax recovery of $3 million on the Arkansas state corporate income tax rate change.

For the nine months ended September 30, 2023, the effective tax rate was 24.91%, excluding the discrete items of the reversal of the deferred income tax liability on the outside basis difference of the investment in KCS of $7,832 million upon acquiring control of KCS, remeasurement loss of KCS of $7,175 million, the equity earnings of KCS of $230 million, amortization of business acquisition fair value adjustments of $162 million, acquisition-related costs incurred by CPKC of $158 million, revaluation of deferred income tax balances on unitary state apportionment changes of $51 million, an outside basis deferred income tax recovery of $23 million arising from the difference between the carrying amount of CPKC's investment in KCS for financial reporting and the underlying tax basis of this investment, a tax settlement with the SAT in relation to taxation years for which audits have closed and an estimated settlement for potential future audit settlements totaling $15 million, and a deferred income tax recovery of $14 million on state corporate income tax rate changes as mentioned above.

See Note 8 for information regarding the KCS acquisition and Note 9 for information regarding the investment in KCS.

Mexican Tax Audits

There are certain Mexican subsidiaries with ongoing audits for the years 2016-2019 and 2021. As at September 30, 2024, the Company believes that it has recorded sufficient income tax reserves with respect to these income tax examinations.

Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") closed audit examinations with the SAT for the tax years 2016-2020 in September 2023. The audit examinations were for corporate income tax and value added tax (“VAT”). The settlement of these audits resulted in a payment of $75 million.

2014 Tax Assessment

CPKCM's 2014 Tax Assessment is currently in litigation before the Federal Collegiate Circuit Courts. For further detail, please see Note 14.

5    Earnings per share

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to controlling shareholders	$837	$780	$2,517	$2,904
Weighted-average basic shares outstanding	933.2	931.5	932.8	931.1
Dilutive effect of stock options	2.1	2.4	2.0	2.6
Weighted-average diluted shares outstanding	935.3	933.9	934.8	933.7
Earnings per share - basic	$0.90	$0.84	$2.70	$3.12
Earnings per share - diluted	$0.90	$0.84	$2.69	$3.11

For the three and nine months ended September 30, 2024, there were 0.5 million and 0.5 million stock options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and nine months ended September 30, 2023 - 0.3 million and 0.3 million, respectively).

6    Changes in Accumulated other comprehensive loss ("AOCL") by component

Changes in AOCL attributable to controlling shareholders, net of tax, by component are as follows:

	For the three months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, July 1, 2024	$1,816	$8	$(1,446)	$1	$379
Other comprehensive loss before reclassifications	(412)	—	—	(5)	(417)
Amounts reclassified from AOCL	—	1	9	—	10
Net other comprehensive (loss) income	(412)	1	9	(5)	(407)
Closing balance, September 30, 2024	$1,404	$9	$(1,437)	$(4)	$(28)
Opening balance, July 1, 2023	$857	$2	$(1,406)	$3	$(544)
Other comprehensive income before reclassifications	603	—	—	—	603
Amounts reclassified from AOCI	—	1	6	—	7
Net other comprehensive income	603	1	6	—	610
Closing balance, September 30, 2023	$1,460	$3	$(1,400)	$3	$66

	For the nine months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2024	$837	$5	$(1,463)	$3	$(618)
Other comprehensive income (loss) before reclassifications	567	—	—	(7)	560
Amounts reclassified from AOCL	—	4	26	—	30
Net other comprehensive income (loss)	567	4	26	(7)	590
Closing balance, September 30, 2024	$1,404	$9	$(1,437)	$(4)	$(28)
Opening balance, January 1, 2023	$1,505	$—	$(1,410)	$(4)	$91
Other comprehensive (loss) income before reclassifications	(45)	—	(9)	6	(48)
Amounts reclassified from AOCI	—	3	19	1	23
Net other comprehensive (loss) income	(45)	3	10	7	(25)
Closing balance, September 30, 2023	$1,460	$3	$(1,400)	$3	$66

7    Accounts receivable, net

(in millions of Canadian dollars)	As at September 30, 2024	As at December 31, 2023
Total accounts receivable	$2,035	$1,976
Allowance for credit losses	(94)	(89)
Total accounts receivable, net	$1,941	$1,887

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

The identifiable assets acquired, and liabilities and non-controlling interest assumed were measured at their provisional fair values at the Control Date, with certain exceptions, including income taxes, certain contingent liabilities, and contract liabilities. The provisional fair values of the tangible assets were determined using valuation techniques including, but not limited to, the market approach and the cost approach. The significant assumptions used to determine the provisional fair value of the tangible assets included, but were not limited to, a selection of comparable assets and an appropriate inflation rate. Presented with the acquired Properties are concession and related assets held under the terms of a concession from the Mexican government (the "Concession"). The Concession expires in June 2047 and is renewable under certain conditions for additional periods, each of up to 50 years.

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

During the measurement period, adjustments were recorded as a result of new information that was obtained about facts and circumstances of certain KCS assets and liabilities as of the Control Date. New information obtained during 2023 was primarily in relation to CPKCM's value added tax assets and liabilities, as well as income and other tax positions. New information obtained during the first quarter of 2024 was primarily in relation to KCS's environmental liabilities, certain liabilities for other taxes in Mexico and legal and personal injury claims. Other adjustments recorded in relation to assets and liabilities were not significant in value. These adjustments to the Company's December 31, 2023 Consolidated Balance Sheet and March 31, 2024 Interim

Consolidated Balance Sheet had a negligible impact to the Company's net income in 2023 and in the nine months ended September 30, 2024.

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

In relation to certain Mexican tax liabilities identified and recorded through Goodwill during the measurement period, in the first quarter of 2024 the Company also recorded further accruals for liabilities incurred since the Control Date of $10 million, recognized as an expense within "Compensation and benefits". In the third quarter of 2024, there were adjustments to provisions and settlements of Mexican taxes of $7 million recognized as a recovery within "Compensation and benefits".

On a pro forma basis, if the Company had consolidated KCS beginning on January 1, 2022, the revenue and net income attributable to controlling shareholders of the combined entity would be as follows for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(in millions of Canadian dollars)	KCS Historical(1)	Pro Forma CPKC	KCS Historical(1)	Pro Forma CPKC
Revenue	$—	$3,339	$1,351	$10,133
Net income attributable to controlling shareholders	—	780	280	2,151
(1) KCS's historical amounts were translated into Canadian dollars at the Bank of Canada daily exchange rate for the period from January 1 to April 13, 2023 with an effective exchange rate of $1.35.

For the nine months ended September 30, 2023, the supplemental pro forma Net income attributable to controlling shareholders for the combined entity were adjusted for:
•the removal of the remeasurement loss of $7,175 million upon the derecognition of CPRL's previously held equity method investment in KCS, which included the reclassification of associated accumulated other comprehensive income to retained earnings;
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
•the removal of equity earnings from KCS, previously recognized as an equity method investment prior to the Control Date, of $230 million for the nine months ended September 30, 2023 (see Note 9); and
•income tax adjustments including:
◦the derecognition of a deferred income tax recovery of $7,832 million for the nine months ended September 30, 2023 related to the elimination of the deferred income tax liability on the outside basis difference of the investment in KCS;
◦the derecognition of a deferred income tax recovery for the nine months ended September 30, 2023 on CPKC unitary state apportionment changes; and
◦a deferred income tax recovery prior to the Control Date on amortization of fair value adjustments to investments, properties, intangible assets, and debt.

During the three and nine months ended September 30, 2024, the Company incurred $36 million and $90 million, in acquisition-related costs, respectively, of which:
•$11 million and $17 million were recognized in "Compensation and benefits", respectively, primarily related to retention and synergy related incentive compensation costs;
•$1 million and $5 million were recognized in "Materials", respectively; and
•$24 million and $68 million were recognized in "Purchased services and other", respectively, primarily related to system migration, relocation expenses, legal and consulting fees.

During the three and nine months ended September 30, 2023, the Company incurred $24 million and $158 million, in acquisition-related costs, respectively, of which:
•$1 million and $64 million were recognized in "Compensation and benefits", respectively, primarily related to severance costs, retention and synergy related incentive compensation costs;
•$1 million and $1 million were recognized in "Materials", respectively;
•$22 million and $87 million were recognized in "Purchased services and other", respectively, including third party purchased services, and payments made to certain communities across the combined network to address the environmental and social impacts of increased traffic as required by voluntary agreements with communities and conditions imposed by the STB pursuant to the STB's final decision approving the Company and KCS's joint merger application, including, but not limited to, payments related to new crossings, closure of existing crossings and other infrastructure projects; and
•$nil and $6 million were recognized in "Other expense (income)", respectively.

Acquisition-related costs of $nil and $11 million incurred by KCS during the three and nine months ended September 30, 2023, respectively, were included within "Equity earnings of Kansas City Southern".

During the three and nine months ended September 30, 2024, the Company recognized $89 million ($65 million after deferred income tax recovery of $24 million) and $259 million ($188 million after deferred income tax recovery of $71 million), respectively, of KCS purchase accounting representing incremental depreciation and amortization in relation to fair value adjustments to depreciable property, plant and equipment, intangible assets with definite lives, KCS’s investments, the non-controlling interest, and long-term debt, and these fair value adjustments are amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments in "Net income", as follows:
•$85 million and $246 million recognized in "Depreciation and amortization", respectively;
•$nil and $2 million recognized in "Purchased services and other", respectively;
•$1 million and $2 million recognized in "Other expense (income)", respectively;
•$4 million and $14 million recognized in "Net interest expense", respectively; and
•a recovery of $1 million and $5 million recognized in "Net (loss) income attributable to non-controlling interest", respectively.

During the three and nine months ended September 30, 2023, the Company recognized $87 million ($63 million after deferred income tax recovery of $24 million) and $210 million ($166 million after deferred income tax recovery of $44 million), respectively, of KCS purchase accounting, as follows:
•$81 million and $149 million recognized in "Depreciation and amortization", respectively;
•$nil and $48 million recognized in "Equity earnings of Kansas City Southern", respectively;
•$1 million and $2 million recognized in "Other expense (income)", respectively; and
•$5 million and $11 million recognized in "Net interest expense", respectively.

9    Investment in KCS

On April 14, 2023, the Company assumed control of KCS and derecognized its equity method investment in KCS (see Note 8).

For the period January 1 to April 13, 2023, the Company recognized $230 million of equity earnings of KCS, and received dividends from KCS for the same period of $300 million. Included within the equity earnings of KCS recognized for the period was amortization (net of tax) of basis differences of $48 million, that related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and were amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments.

The following table presents summarized financial information for KCS, on its historical cost basis:

Consolidated Statement of Income

(in millions of Canadian dollars)(1)	For the period January 1 to April 13, 2023
Total revenues	$1,351
Total operating expenses	888
Operating income	463
Less: Other(2)	83
Income before income taxes	380
Net income	$280
(1) Amounts translated at the average foreign exchange ("FX") rate for the period January 1 to April 13, 2023 of $1.00 USD = $1.35 CAD.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

10    Debt

During the nine months ended September 30, 2024, the Company repaid U.S. $48 million ($66 million) 5.41% Senior Secured Notes at maturity.

Debt repurchase

During the three and nine months ended September 30, 2024, the Company repurchased, on the open market, certain Senior Notes with principal values of U.S. $66 million ($90 million) and U.S. $176 million ($241 million), respectively. These repurchases were accounted for as debt extinguishments, with gains of $6 million and $22 million, respectively, recorded in “Other expense (income)” on the Company's Interim Consolidated Statements of Income.

Credit facility

Effective June 25, 2024, the Company entered into a third amended and restated revolving credit facility (the "facility") agreement to extend the maturity dates of its five-year U.S. $1.1 billion facility and two-year U.S. $1.1 billion facility to June 25, 2029 and June 25, 2026, respectively.

Commercial paper program

The Company has a commercial paper program, under which it may issue up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. This commercial paper program is backed by a U.S. $2.2 billion revolving credit facility. As at September 30, 2024, the Company had total commercial paper borrowings outstanding of U.S. $280 million ($378 million) included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheet (December 31, 2023 - U.S. $800 million). The weighted-average interest rate on these borrowings as at September 30, 2024 was 5.15% (December 31, 2023 - 5.59%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Interim Consolidated Statements of Cash Flows, on a net basis.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $21,536 million as at September 30, 2024 (December 31, 2023 - $21,437 million), had a fair value of $20,647 million (December 31, 2023 - $20,550 million).

B. Financial risk management

FX management

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge included in "Other comprehensive (loss) income" for the three and nine months ended September 30, 2024 was an unrealized FX gain of $56 million and an unrealized FX loss of $88 million, respectively (three and nine months ended September 30, 2023 - unrealized FX loss of $163 million and $1 million, respectively).

Mexican Peso- U.S. dollar FX Forward contracts
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets or liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican pesos. The Company also has net monetary assets or liabilities denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other expense (income)". The Company has hedged its net exposure to Mexican peso/U.S dollar fluctuations in earnings with foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.

The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in "Other expense (income)". The cash flows associated with these instruments are classified as "Operating activities" within the Interim Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2024, the Company recorded a loss of $4 million related to foreign exchange currency forwards prior to settlement. As at December 31, 2023, the fair value of outstanding foreign exchange contracts included in "Accounts payable and accrued liabilities" was $60 million. As of January 12, 2024, the Company settled all outstanding foreign currency forward contracts, resulting in a cash outflow of $65 million.

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

12    Pension and other benefits

During the three and nine months ended September 30, 2024, the Company made contributions to its defined benefit pension plans of $5 million and $10 million, respectively (three and nine months ended September 30, 2023 - $4 million and $13 million, respectively).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended September 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Current service cost	$21	$18	$3	$2	$24	$20
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	116	122	6	5	122	127
Expected return on plan assets	(223)	(220)	—	—	(223)	(220)
Recognized net actuarial loss	10	8	—	—	10	8
Amortization of prior service costs	2	—	—	—	2	—
Total other components of net periodic benefit (recovery) cost	(95)	(90)	6	5	(89)	(85)
Net periodic benefit (recovery) cost	$(74)	$(72)	$9	$7	$(65)	$(65)

	For the nine months ended September 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Current service cost	$63	$53	$9	$7	$72	$60
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	350	365	18	16	368	381
Expected return on plan assets	(668)	(661)	—	—	(668)	(661)
Recognized net actuarial loss	30	24	—	—	30	24
Amortization of prior service costs	5	1	—	1	5	2
Total other components of net periodic benefit (recovery) cost	(283)	(271)	18	17	(265)	(254)
Net periodic benefit (recovery) cost	$(220)	$(218)	$27	$24	$(193)	$(194)

13    Stock-based compensation

As at September 30, 2024, the Company had several stock-based compensation plans including a stock options plan, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and nine months ended September 30, 2024 of $52 million and $120 million, respectively (three and nine months ended September 30, 2023 - expense of $13 million and $84 million, respectively).

Stock options plan

In the nine months ended September 30, 2024, under the Company’s stock options plan, the Company issued 817,609 options at the weighted-average price of $113.77 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire seven years from the grant date.

Under the fair value method, the fair value of the stock options at grant date was approximately $27 million. The weighted-average fair value assumptions were approximately:

For the nine months ended September 30, 2024
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

Performance share unit plans

During the nine months ended September 30, 2024, the Company issued 568,159 Performance Share Units ("PSUs") with a grant date fair value of $65 million and 25,589 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into DSUs pursuant to the DSU plan, are eligible for a 25% company match if the employee has not exceeded their share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for 568,159 PSUs and all PDSUs granted in the nine months ended September 30, 2024 is January 1, 2024 to December 31, 2026 and the performance factors are Free Cash Flow ("FCF"), annualized earnings before interest, tax, depreciation, and amortization ("EBITDA"), and Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class 1 Railroads.

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

14    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at September 30, 2024 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021 with oral arguments ending on June 15, 2022. The Québec Superior Court issued a decision on December 14, 2022 dismissing all claims against the Company, finding that the Company’s actions were not the direct and immediate cause of the accident and the damages suffered by the plaintiffs. All three plaintiffs filed a declaration of appeal on January 13, 2023. The appeal was heard October 7 to 10, 2024 and the Québec Court of Appeal reserved its decision. A damages trial will follow after the disposition of all appeals, if necessary.

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

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court has not provided any indication of how the damages, which are currently estimated to total approximately $225 million, should be apportioned between the Company and Alberta. On November 17, 2022, the Company filed an appeal of the Court’s decision. On April 11, 2024, the Court of Appeal of Alberta stayed the judgment pending the outcome of the appeal. On September 10, 2024, the Court of Appeal of Alberta heard the Company's appeal and reserved its decision. At this time, the Company cannot reasonably estimate the amount of damages for which it is liable under the ruling of the Court.

2014 Tax Assessment

On April 13, 2022, the SAT delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at September 30, 2024, the 2014 Assessment was Ps.6,247 million ($430 million), which included inflation, interest, and penalties. On July 7, 2022, CPKCM filed an administrative appeal (the “Administrative Appeal”) before the SAT, seeking to revoke the 2014 Assessment and claiming that the notification of the 2014 Assessment was not legal for being made through the tax mailbox in violation of a tax mailbox injunction previously granted on March 19, 2015, to CPKCM. On September 26, 2022, the SAT issued a resolution dismissing the Administrative Appeal filed by CPKCM arguing that it was not submitted timely (the “Administrative Appeal Resolution”).

On October 10, 2022, CPKCM submitted a petition of annulment lawsuit before the Federal Administrative Court, challenging the 2014 Assessment, its notification, and the dismissal of the Administrative Appeal Resolution. On January 5, 2023, the Administrative Court granted a definitive injunction against the enforcement and collection of the 2014 Tax Assessment.

On April 24, 2024, the Administrative Court resolved the annulment lawsuit confirming the Administrative Appeal Resolution and the 2014 Assessment (the "Administrative Court Resolution"). On June 21, 2024, CPKCM challenged the Administrative Court Resolution by submitting an Amparo petition (Demanda de Amparo) before the Collegiate Circuit Court (Tribunal Colegiado de Circuito). CPKCM expects to prevail based on the technical merits of its case.

On August 15, 2024, the Administrative Court informed CPKCM that the SAT submitted two motions (recurso de reclamación and recurso de queja) claiming that the Administrative Court did not cite the applicable legal provisions when granting the injunction against any tax collection action of the 2014 Tax Assessment. Because all the applicable requirements to grant the injunction have been satisfied by CPKCM and the surety bond has been approved and accepted by the SAT, it is not expected that the outcome of these motions will result in the enforcement and collection of the 2014 Assessment until the Amparo petition is resolved by the Collegiate Circuit Court.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three and nine months ended September 30, 2024 was $2 million and $6 million, respectively (three and nine months ended September 30, 2023 - $2 million and $6 million, respectively). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”. The total amount provided as at September 30, 2024 was $249 million (December 31, 2023 - $220 million). Payments are expected to be made over 10 years through 2033.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes as at and for the three and nine months ended September 30, 2024 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2023 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Third Quarter of 2024 Results

•Total revenues were $3,549 million, an increase of 6% compared to the same period of 2023. The increase was primarily due to higher volumes as measured by revenue ton-miles ("RTMs") and increased freight revenue per RTM.
•Diluted earnings per share ("EPS") was $0.90, an increase of 7% compared to the same period of 2023.
•Core adjusted combined diluted EPS was $0.99, an increase of 8% compared to the same period of 2023.
•Operating ratio was 66.1%, a 120 basis point increase compared to the same period of 2023.
•Core adjusted combined operating ratio was 62.9%, a 120 basis point increase compared to the same period of 2023.

Core adjusted combined diluted EPS and Core adjusted combined operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•On August 9, 2024, CPKC issued a notice to the Teamsters Canada Rail Conference ("TCRC") - Train and Engine ("T&E") division and TCRC - Rail Traffic Controller ("RCTC") division, of its plan to lock out employees if the TCRC leadership and the Company were unable to come to a negotiated settlement or agree to binding interest arbitration. On August 18, 2024, the TCRC - T&E division and TCRC - RCTC division issued notice to CPKC, of their plan to exercise their right to strike if the parties were unable to reach negotiated settlements. On August 22, 2024, a work stoppage commenced. The TCRC - T&E represents approximately 3,200 locomotive engineers, conductors and train and yard workers, and the TCRC - RCTC represents approximately 80 rail traffic controllers, all in Canada. On August 26, 2024, CPKC announced it restarted railway operations in Canada following the Canada Industrial Relations Board's order imposing binding interest arbitration and requiring CPKC to resume operations and TCRC employees to resume their duties.

•On December 1, 2023, CPKC and Genesee & Wyoming Inc. ("G&W") entered into an agreement in which G&W will transfer to CPKC the track and roadway assets owned by Meridian & Bigbee Railroad, L.L.C. (a G&W-owned company) located between Meridian, Mississippi and Myrtlewood, Alabama, and in exchange, CPKC will transfer certain assets and operating rights to G&W or its subsidiaries. The transaction was approved subject to certain conditions, by the United States Surface Transportation Board (the “STB”), on October 17, 2024 and the STB’s decision will be effective on November 16, 2024.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2024	2023	% Change	2024	2023	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	94,869	90,987	4	287,257	247,086	16
Train miles (thousands)	11,257	10,979	3	34,776	28,813	21
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.016	1.036	(2)	1.036	1.019	2
Total employees (average)	20,164	20,310	(1)	20,201	17,608	15

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the third quarter of 2024 was primarily due to higher volumes of Grain, Potash, Energy, chemicals and plastics, and international intermodal, partially offset by lower volumes of Metals, minerals and consumer products.

The increase in GTMs in the first nine months of 2024 was primarily due to the impact of the KCS acquisition and higher volumes of U.S. grain, Energy, chemicals and plastics, Potash, international intermodal, and Automotive, partially offset by lower volumes of Metals, minerals and consumer products.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles in the third quarter of 2024 reflected the impact of a 4% increase in workload (GTMs), partially offset by a 2% increase in average train weights.

The increase in train miles in the first nine months of 2024 reflected the impact of a 16% increase in workload (GTMs) and a 4% decrease in average train weights, which was primarily due to the impact of the KCS acquisition.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The improvement in fuel efficiency in the third quarter of 2024 was due to an improvement in horsepower utilization. The 2% increase in the first nine months of 2024 was due to a decrease in average train weights by 4%, which was primarily due to lower horsepower utilization and harsher winter operating conditions in January 2024.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs. The average number of total employees in the third quarter was relatively unchanged. The increase in the average number of total employees in the first nine months of 2024 was primarily due to the acquisition of KCS.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results for the three and nine months ended September 30, 2024 and the comparative periods in 2023.

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2024	2023	2024	2023
Financial Performance
Total revenues	$3,549	$3,339	$10,672	$8,779
Operating income	1,203	1,173	3,619	2,946
Net income attributable to controlling shareholders	837	780	2,517	2,904
Basic EPS	0.90	0.84	2.70	3.12
Diluted EPS	0.90	0.84	2.69	3.11
Core adjusted combined diluted EPS(1)	0.99	0.92	2.96	2.66
Dividends declared per share	0.19	0.19	0.57	0.57
Financial Ratios
Operating ratio(2)	66.1%	64.9%	66.1%	66.4%
Core adjusted combined operating ratio(1)	62.9%	61.7%	62.9%	63.3%
(1)These measures have no standardized meanings prescribed by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. These measures are defined and reconciled in the Non-GAAP Measures section.
(2)Operating ratio is defined as total operating expenses divided by total revenues.

Results of Operations

Operating Revenues

The Company’s revenues are primarily derived from transporting freight. Changes in freight volumes generally contribute to corresponding changes in Freight revenues and certain variable expenses such as fuel, equipment rents, and crew costs. Non-freight revenues are generated from leasing certain assets, interline switching, and other arrangements including contracts with passenger service operators, subsurface and mineral rights agreements, and logistical services.

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$3,461	$3,266	$195	6
Non-freight revenues (in millions)	88	73	15	21
Total revenues (in millions)	$3,549	$3,339	$210	6
Carloads (in thousands)	1,092.1	1,129.3	(37.2)	(3)
Revenue ton-miles (in millions)	51,520	49,320	2,200	4
Freight revenue per carload (in dollars)	$3,169	$2,892	$277	10
Freight revenue per revenue ton-mile (in cents)	6.72	6.62	0.10	2

Total Revenues
The increase in Freight revenues in the third quarter of 2024 was primarily due to higher volumes as measured by RTMs and increased freight revenue per RTM. The increase in Non-freight revenues was primarily due to higher leasing revenues.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the third quarter of 2024 was primarily due to moving higher volumes of Grain, Potash, Energy, chemicals and plastics, and international intermodal, partially offset by lower volumes of Metals, minerals and consumer products.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM in the third quarter of 2024 was primarily due to higher freight rates and the favourable impact of the change in foreign exchange "FX" of $20 million, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue of $7 million.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$10,422	$8,584	$1,838	21
Non-freight revenues (in millions)	250	195	55	28
Total revenues (in millions)	$10,672	$8,779	$1,893	22
Carloads (in thousands)	3,250.1	2,878.5	371.6	13
Revenue ton-miles (in millions)	155,488	134,229	21,259	16
Freight revenue per carload (in dollars)	$3,207	$2,982	$225	8
Freight revenue per revenue ton-mile (in cents)	6.70	6.40	0.30	5

Total Revenues
The increase in Freight revenues in the first nine months of 2024 was primarily due to the impact of the KCS acquisition of $1,375 million, higher volumes as measured by RTMs, and increased freight revenue per RTM. The increase in Non-freight revenues was primarily due to higher revenue from a fibre optic agreement and the impact of the KCS acquisition of $21 million.

RTMs
The increase in RTMs in the first nine months of 2024 was primarily due to the impact of the KCS acquisition and higher volumes of U.S. grain, Energy, chemicals and plastics, Potash, international intermodal, and Automotive, partially offset by lower volumes of Metals, minerals and consumer products.

Freight Revenue per RTM
The increase in freight revenue per RTM in the first nine months of 2024 was primarily due to higher freight rates and the favourable impact of the change in FX of $67 million, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue of $77 million.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and reduce exposure to changes in fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $400 million in the third quarter of 2024, a decrease of $1 million from $401 million in the same period of 2023. This decrease was primarily due to lower fuel prices, partially offset by the favourable impact from the timing of recoveries under the Company's fuel cost adjustment program, increased carbon levy surcharge revenue, and higher volumes.

In the first nine months of 2024, fuel surcharge revenues were $1,254 million, an increase of $138 million, or 12%, from $1,116 million in the same period of 2023. This increase was primarily due to the impact of the KCS acquisition, higher volumes, increased carbon levy surcharge revenue, the favourable impact from the timing of recoveries under the Company's fuel cost adjustment program, and the favourable impact of the change in FX, partially offset by lower fuel prices.

Lines of Business

Grain

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$668	$600	$68	11
Carloads (in thousands)	127.0	127.4	(0.4)	—
Revenue ton-miles (in millions)	13,193	12,284	909	7
Freight revenue per carload (in dollars)	$5,260	$4,710	$550	12
Freight revenue per revenue ton-mile (in cents)	5.06	4.88	0.18	4

The increase in Grain revenue in the third quarter of 2024 was primarily due to higher volumes of U.S. grain, primarily soybeans and wheat to Mexico and corn to the U.S. Pacific Northwest, higher volumes of Canadian grain to Mexico and Vancouver, British Columbia ("B.C."), and increased freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased while carloads remained flat due to moving higher volumes of U.S. grain from the U.S. Midwest to Mexico and the U.S. Pacific Northwest, which have longer lengths of haul.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$2,063	$1,652	$411	25
Carloads (in thousands)	388.2	349.2	39.0	11
Revenue ton-miles (in millions)	41,003	33,245	7,758	23
Freight revenue per carload (in dollars)	$5,314	$4,731	$583	12
Freight revenue per revenue ton-mile (in cents)	5.03	4.97	0.06	1

The increase in Grain revenue in the first nine months of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of U.S. corn to the U.S. Pacific Northwest and Mexico, higher volumes of U.S. soybeans and wheat and Canadian grain to Mexico, and increased freight revenue per RTM. This increase was partially offset by lower volumes of Canadian grain to Vancouver due to a smaller 2023-2024 crop size and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of U.S. grain from the U.S. Midwest to the U.S. Pacific Northwest and Mexico, which have longer lengths of haul.

Coal

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$248	$229	$19	8
Carloads (in thousands)	121.7	128.4	(6.7)	(5)
Revenue ton-miles (in millions)	5,951	6,081	(130)	(2)
Freight revenue per carload (in dollars)	$2,038	$1,783	$255	14
Freight revenue per revenue ton-mile (in cents)	4.17	3.77	0.40	11

The increase in Coal revenue in the third quarter of 2024 was primarily due to increased freight revenue per RTM and higher volumes of Canadian coal to Kamloops, B.C. This increase was partially offset by lower volumes of U.S. coal primarily driven by lower natural gas prices, which decreases demand for thermal coal, lower volumes of Canadian coal to Vancouver, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates. Carloads decreased more than RTMs due to moving lower volumes of U.S. coal versus Canadian coal, which has a shorter average length of haul.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$693	$603	$90	15
Carloads (in thousands)	338.8	315.6	23.2	7
Revenue ton-miles (in millions)	16,997	15,700	1,297	8
Freight revenue per carload (in dollars)	$2,045	$1,911	$134	7
Freight revenue per revenue ton-mile (in cents)	4.08	3.84	0.24	6

The increase in Coal revenue in the first nine months of 2024 was primarily due to the impact of the KCS acquisition, increased freight revenue per RTM, and higher volumes of Canadian coal to Vancouver. This increase was partially offset by lower volumes of U.S. coal driven by lower natural gas prices, which decreases demand for thermal coal, lower volumes of Canadian coal to Kamloops, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Potash

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$144	$133	$11	8
Carloads (in thousands)	40.6	34.9	5.7	16
Revenue ton-miles (in millions)	4,484	3,736	748	20
Freight revenue per carload (in dollars)	$3,547	$3,811	$(264)	(7)
Freight revenue per revenue ton-mile (in cents)	3.21	3.56	(0.35)	(10)

The increase in Potash revenue in the third quarter of 2024 was primarily due to higher volumes of export potash to Vancouver and Kamloops as a result of the prior year impact of the International Longshore and Warehouse Union's ("ILWU") strike in July 2023, higher volumes of export potash to the U.S. Pacific Northwest due to recovery of operations following an equipment failure at the Port of Portland, Oregon in 2023, and higher freight rates. This increase was partially offset by decreased freight revenue per RTM, lower volumes of export potash to Chicago, Illinois, and lower volumes of domestic potash. Freight revenue per RTM decreased due to the unfavourable impact of lower fuel prices on fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes of export potash to Vancouver, which has a longer length of haul.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$461	$409	$52	13
Carloads (in thousands)	127.0	111.6	15.4	14
Revenue ton-miles (in millions)	13,559	12,236	1,323	11
Freight revenue per carload (in dollars)	$3,630	$3,665	$(35)	(1)
Freight revenue per revenue ton-mile (in cents)	3.40	3.34	0.06	2

The increase in Potash revenue in the first nine months of 2024 was primarily due to higher volumes of export potash to the U.S. Pacific Northwest due to recovery of operations following an equipment failure at the Port of Portland in 2023, higher volumes of export potash to Thunder Bay, Ontario, and increased freight revenue per RTM. This increase was partially offset by lower volumes of export potash to Chicago, lower volumes of domestic potash, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads increased more than RTMs due to moving higher volumes of export potash to the U.S. Pacific Northwest, which has a shorter length of haul.

Fertilizers and Sulphur

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$91	$91	$—	—
Carloads (in thousands)	15.4	15.4	—	—
Revenue ton-miles (in millions)	1,167	1,151	16	1
Freight revenue per carload (in dollars)	$5,909	$5,909	$—	—
Freight revenue per revenue ton-mile (in cents)	7.80	7.91	(0.11)	(1)

Fertilizers and sulphur revenue was flat in the third quarter of 2024 primarily due to higher freight rates, higher volumes of wet fertilizers, and the favourable impact of the change in FX, offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of lower fuel prices on fuel surcharge revenue.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$298	$276	$22	8
Carloads (in thousands)	49.6	47.6	2.0	4
Revenue ton-miles (in millions)	3,838	3,598	240	7
Freight revenue per carload (in dollars)	$6,008	$5,798	$210	4
Freight revenue per revenue ton-mile (in cents)	7.76	7.67	0.09	1

The increase in Fertilizers and sulphur revenue in the first nine months of 2024 was primarily due to higher volumes of dry fertilizers and sulphur moving between Chicago and Alberta, higher volumes of wet fertilizers, the impact of the KCS acquisition, and increased freight revenue per RTM, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of dry fertilizers and sulphur between Chicago and Alberta, which have longer lengths of haul.

Forest Products

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$198	$199	$(1)	(1)
Carloads (in thousands)	33.9	37.0	(3.1)	(8)
Revenue ton-miles (in millions)	2,224	2,256	(32)	(1)
Freight revenue per carload (in dollars)	$5,841	$5,378	$463	9
Freight revenue per revenue ton-mile (in cents)	8.90	8.82	0.08	1

The decrease in Forest products revenue in the third quarter of 2024 was primarily due to lower volumes of paperboard and wood pulp and the unfavourable impact of lower fuel prices on fuel surcharge revenue. This decrease was partially offset by increased freight revenue per RTM and higher volumes of lumber from Alberta to Texas. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads decreased more than RTMs due to moving lower volumes of wood pulp from Ontario to the U.S. Northeast and Québec, which have shorter lengths of haul, and from moving higher volumes of lumber from Alberta to Texas, which has a longer length of haul.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$603	$489	$114	23
Carloads (in thousands)	104.4	89.5	14.9	17
Revenue ton-miles (in millions)	6,712	5,768	944	16
Freight revenue per carload (in dollars)	$5,776	$5,464	$312	6
Freight revenue per revenue ton-mile (in cents)	8.98	8.48	0.50	6

The increase in Forest products revenue in the first nine months of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of lumber from Alberta, B.C., and Ontario to Texas and the U.S. Midwest, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of wood pulp and paperboard and the unfavourable impact of lower fuel prices on fuel surcharge revenue.

Energy, Chemicals and Plastics

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$712	$643	$69	11
Carloads (in thousands)	145.6	139.0	6.6	5
Revenue ton-miles (in millions)	9,548	9,006	542	6
Freight revenue per carload (in dollars)	$4,890	$4,626	$264	6
Freight revenue per revenue ton-mile (in cents)	7.46	7.14	0.32	4

The increase in Energy, chemicals and plastics revenue in the third quarter of 2024 was primarily due to higher volumes of fuel oil, plastics, ethylene glycol, and biofuels, and increased freight revenue per RTM, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$2,109	$1,584	$525	33
Carloads (in thousands)	432.5	341.7	90.8	27
Revenue ton-miles (in millions)	28,911	23,218	5,693	25
Freight revenue per carload (in dollars)	$4,876	$4,636	$240	5
Freight revenue per revenue ton-mile (in cents)	7.29	6.82	0.47	7

The increase in Energy, chemicals and plastics revenue in the first nine months of 2024 was primarily due to the impact of the KCS acquisition, higher volumes of fuel oil, conventional crude from Alberta to Chicago, plastics, and ethylene glycol, and increased freight revenue per RTM, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Metals, Minerals and Consumer Products

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$443	$455	$(12)	(3)
Carloads (in thousands)	127.9	133.7	(5.8)	(4)
Revenue ton-miles (in millions)	4,865	5,279	(414)	(8)
Freight revenue per carload (in dollars)	$3,464	$3,403	$61	2
Freight revenue per revenue ton-mile (in cents)	9.11	8.62	0.49	6

The decrease in Metals, minerals and consumer products revenue in the third quarter of 2024 was primarily due to lower volumes of steel and aggregates, lower volumes of frac sand to the Bakken and Permian Basin shale formations, and the unfavourable impact of lower fuel prices on fuel surcharge revenue, partially offset by increased freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates. RTMs decreased more than carloads due to moving lower volumes of frac sand to the Bakken shale formation, which has a longer length of haul.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$1,347	$1,128	$219	19
Carloads (in thousands)	392.2	324.8	67.4	21
Revenue ton-miles (in millions)	14,540	13,342	1,198	9
Freight revenue per carload (in dollars)	$3,434	$3,473	$(39)	(1)
Freight revenue per revenue ton-mile (in cents)	9.26	8.45	0.81	10

The increase in Metals, minerals and consumer products revenue in the first nine months of 2024 was primarily due to the impact of the KCS acquisition and increased freight revenue per RTM. This increase was partially offset by lower volumes of frac sand to the Bakken and Permian Basin shale formations, lower volumes of steel and aggregates, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads increased more than RTMs due to the impact of the KCS acquisition as KCS has a shorter average length of haul and due to moving lower volumes of frac sand to the Bakken shale formation, which has a longer length of haul.

Automotive

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$333	$266	$67	25
Carloads (in thousands)	63.7	58.5	5.2	9
Revenue ton-miles (in millions)	1,391	1,029	362	35
Freight revenue per carload (in dollars)	$5,228	$4,547	$681	15
Freight revenue per revenue ton-mile (in cents)	23.94	25.85	(1.91)	(7)

The increase in Automotive revenue in the third quarter of 2024 was primarily due to higher volumes from Mexico to various locations in North America and from Vancouver to eastern Canada and higher freight rates, partially offset by decreased freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of lower fuel prices on fuel surcharge revenue and the unfavourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes from Mexico to the U.S. Midwest and from Vancouver to eastern Canada, which have longer lengths of haul.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$956	$648	$308	48
Carloads (in thousands)	185.5	143.4	42.1	29
Revenue ton-miles (in millions)	3,694	2,507	1,187	47
Freight revenue per carload (in dollars)	$5,154	$4,519	$635	14
Freight revenue per revenue ton-mile (in cents)	25.88	25.85	0.03	—

The increase in Automotive revenue in the first nine months of 2024 was primarily due to higher volumes from Mexico to various locations in North America, from Vancouver to eastern Canada, and from Ontario to the U.S. Midwest, the impact of the KCS acquisition, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes from Mexico to the U.S. Midwest and from Vancouver to eastern Canada, which have longer lengths of haul.

Intermodal

For the three months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$624	$650	$(26)	(4)
Carloads (in thousands)	416.3	455.0	(38.7)	(9)
Revenue ton-miles (in millions)	8,697	8,498	199	2
Freight revenue per carload (in dollars)	$1,499	$1,429	$70	5
Freight revenue per revenue ton-mile (in cents)	7.17	7.65	(0.48)	(6)

The decrease in Intermodal revenue in the third quarter of 2024 was primarily due to decreased freight revenue per RTM and lower domestic intermodal volumes between Mexico and Texas. This decrease was partially offset by higher international intermodal volumes to and from the Port of Vancouver, B.C. due to onboarding a new customer and the prior year impact of the ILWU's strike in July 2023, higher freight rates, and the favourable impact of the change in FX. Freight revenue per RTM decreased due to the unfavourable impact of lower fuel prices on fuel surcharge revenue. Carloads decreased while RTMs increased due to moving lower domestic intermodal volumes between Mexico and Texas, which has a shorter length of haul, and moving higher international intermodal volumes to and from the Port of Vancouver, which has a longer length of haul.

For the nine months ended September 30	2024	2023	Total Change	% Change
Freight revenues (in millions)	$1,892	$1,795	$97	5
Carloads (in thousands)	1,231.9	1,155.1	76.8	7
Revenue ton-miles (in millions)	26,234	24,615	1,619	7
Freight revenue per carload (in dollars)	$1,536	$1,554	$(18)	(1)
Freight revenue per revenue ton-mile (in cents)	7.21	7.29	(0.08)	(1)

The increase in Intermodal revenue in the first nine months of 2024 was primarily due to the impact of the KCS acquisition, higher international intermodal volumes to and from the Port of Vancouver, including onboarding a new customer, higher domestic intermodal wholesale volumes, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by decreased freight revenue per RTM, lower domestic intermodal volumes between Mexico and Texas, and lower international intermodal volumes to and from the Port of Montréal, Québec. Freight revenue per RTM decreased due to the unfavourable impact of lower fuel prices on fuel surcharge revenue.

Operating Expenses

For the three months ended September 30 (in millions of Canadian dollars)	2024	2023	Total Change	% Change
Compensation and benefits	$644	$598	$46	8
Fuel	419	430	(11)	(3)
Materials	99	90	9	10
Equipment rents	89	91	(2)	(2)
Depreciation and amortization	472	451	21	5
Purchased services and other	623	506	117	23
Total operating expenses	$2,346	$2,166	$180	8

For the nine months ended September 30 (in millions of Canadian dollars)	2024	2023	Total Change	% Change
Compensation and benefits	$1,946	$1,695	$251	15
Fuel	1,343	1,153	190	16
Materials	290	260	30	12
Equipment rents	253	201	52	26
Depreciation and amortization	1,412	1,086	326	30
Purchased services and other	1,809	1,438	371	26
Total operating expenses	$7,053	$5,833	$1,220	21

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense in the third quarter of 2024 was primarily due to an increase in stock-based compensation of $39 million largely driven by the changes in the common share price and the impact of wage and benefit inflation.

The increase in Compensation and benefits expense in the first nine months of 2024 was primarily due to the impact of the KCS acquisition of $243 million and the impact of wage and benefit inflation. This increase was partially offset by lower acquisition-related costs incurred by CPKC primarily due to restructuring charges of $50 million incurred by KCS in 2023.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The decrease in Fuel expense in the third quarter of 2024 was primarily due to the impact of lower fuel price of $15 million and improved efficiency from running longer and heavier trains. This decrease was partially offset by an increase in workload, as measured by GTMs.

The increase in Fuel expense in the first nine months of 2024 was primarily due to the impact of the KCS acquisition of $179 million and the increase in workload, as measured by GTMs. This increase was partially offset by the impact of lower fuel prices of $18 million.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense in the third quarter of 2024 was primarily due to increased locomotive maintenance.

The increase in Materials expense in the first nine months of 2024 was primarily due to the impact of the KCS acquisition of $33 million, partially offset by a decrease in freight car maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The decrease in Equipment rents expense in the third quarter of 2024 was primarily due to reduced payments from the use of other railways' freight cars and greater recoveries from other railways for their use of the Company's freight cars. This decrease was partially offset by cost inflation.

The increase in Equipment rents expense in the first nine months of 2024 was primarily due to the impact of the KCS acquisition of $37 million and lower recoveries from other railways for their use of the Company's locomotives. This increase was partially offset by greater recoveries from other railways for their use of the Company's freight cars.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession with the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the third quarter of 2024, compared to the same period in 2023, was primarily due to a larger depreciable asset base.

The increase in Depreciation and amortization expense in the first nine months of 2024, compared to the same period in 2023, was primarily due to the impact of the KCS acquisition of $255 million and a larger depreciable asset base.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance. The increase in Purchased services and other expense in the third quarter of 2024 was primarily due to:
•a 2023 business interruption insurance recovery of $51 million as a result of settlements reached with insurers by the Company related to a wildfire and flooding in B.C. in 2021;
•higher casualty incident cost; and
•the impact of cost inflation.

The increase in Purchased services and other expense in the first nine months of 2024 was primarily due to:
•the impact of the KCS acquisition of $235 million;
•a 2023 business interruption insurance recovery of $51 million as a result of settlements reached with insurers by the Company related to a wildfire and flooding in B.C. in 2021;
•higher casualty incident cost;
•the impact of cost inflation;
•higher terminal service costs;
•higher environmental management expenses; and
•the impact of the change in FX of $10 million.

This increase was partially offset by a one-time fee of $34 million (U.S. $25 million) received in connection with the Company's agreement to waive a departing executive's non-competition agreement with respect to their employment with Norfolk Southern Corporation and lower acquisition-related costs incurred by CPKC.

Other Income Statement Items

Equity Earnings of Kansas City Southern

On April 14, 2023, the Company assumed control of KCS, and ceased recognizing equity earnings of KCS.

The Company recognized $230 million (U.S. $170 million) of equity earnings of KCS for the period from January 1 to April 13, 2023. This amount was net of amortization of basis differences of $48 million (U.S. $35 million) associated with KCS purchase accounting, and was net of acquisition-related costs (net of tax) incurred by KCS. These basis differences related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and were amortized over the related assets' remaining useful lives and the remaining terms to maturity of the debt instruments. Acquisition-related costs (net of tax) incurred by KCS in the period from January 1 to April 13, 2023, were $11 million (U.S. $8 million). KCS U.S. dollar historical results were translated at the average FX rate for the period January 1 to April 13, 2023 of $1.00 USD = $1.35 CAD.

Other Expense (Income)

Other expense (income) consists of gains and losses from the change in FX on cash and working capital, the impact of foreign currency forwards, financing costs, shareholder costs, equity earnings, and other non-operating expenditures.

In the third quarter of 2024, Other expense was $1 million, a decrease of $12 million, or 92%, from Other expense of $13 million in the same period of 2023. This change was primarily due to the favourable impact of a decrease in FX loss on re-measurement of net monetary assets and liabilities denominated in Mexican pesos.

In the first nine months of 2024, Other income was $41 million, a change of $77 million, or 214%, from Other expense of $36 million in the same period of 2023. This change was primarily due to:
•higher equity income of $30 million due to a settlement of a property disposition by an equity investee;
•a decrease in FX loss of $25 million on forward contracts to sell Mexican pesos and buy U.S.dollars (see Item 1. Financial Statements, Note 11 Financial Instruments for details); and
•a gain on debt extinguishment of $22 million (see Item 1. Financial Statements, Note 10 Debt for details).

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery are related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery was $89 million and $265 million for the three and nine months ended September 30, 2024, an increase of $4 million or 5%, and $11 million or 4%, respectively, compared to the same periods of 2023. These increases were primarily due to a decrease in the interest cost on benefit obligation for the three and nine months ended September 30, 2024 of $5 million and $13 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt and finance leases. Net interest expense was $192 million in the third quarter of 2024, a decrease of $15 million, or 7%, from $207 million in the same period of 2023. The decrease was primarily due to lower interest expense of $12 million following repayment of maturing long-term debt.

Net interest expense was $598 million in the first nine months of 2024, an increase of $33 million, or 6%, from $565 million in the same period of 2023. The increase was primarily due to interest of $41 million incurred on debt previously issued by KCS and exchanged with Canadian Pacific Railway Company ("CPRC") following the acquisition of control.

Remeasurement Loss of Kansas City Southern

On April 14, 2023, the Company assumed control of KCS and began accounting for its acquisition as a business combination achieved in stages. The initial investment was accounted for using the equity method of accounting prior to assuming control. On control, the carrying value of the previously held equity investment in KCS was remeasured to its fair value and upon derecognition a loss of $7,175 million was recognized in the Company's Interim Consolidated Statements of Income. This loss was primarily due to the outside basis tax initially recognized upon investment in KCS.

Income Tax Expense (Recovery)

Income tax expense was $262 million in the third quarter of 2024, an increase of $4 million, or 2%, from $258 million in the same period of 2023. The increase was primarily due to higher taxable earnings.

Income tax expense was $813 million in the first nine months of 2024, an increase of $8,064 million, or 111%, from an income tax recovery of $7,251 million in the same period of 2023. The increase was primarily due to:
•a deferred income tax recovery of $7,832 million, recorded in the second quarter of 2023, on the derecognition of the deferred income tax liability on the outside basis difference of the investment in KCS upon acquiring control of KCS;
•the impact of the KCS acquisition of $103 million;
•higher current income tax expense due to higher taxable earnings;
•a deferred income tax recovery of $51 million, recorded in the second quarter of 2023, on the revaluation of deferred income tax balances on unitary state apportionment changes; and
•outside basis deferred income tax recovery of $23 million, recorded in the first quarter of 2023, arising from the change in the carrying amount of CP's investment in KCS for financial reporting.

The effective tax rates in the third quarter and first nine months of 2024 were 23.88% and 24.44%, respectively, compared to 24.88% and 166.83% in the same periods of 2023. The Core adjusted effective income tax rates in the third quarter and first nine months of 2024 were 24.24% and 24.75%, compared to 24.96% and 24.91%, respectively, for the same periods in 2023. The Company's 2024 Core adjusted effective tax rate is expected to be approximately 24.75%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future financial trends either by nature or amount nor provide comparability to past performance. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes equity earnings of KCS (net of tax) and KCS purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 2024 outlook for its Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2023 Annual Report on Form 10-K.

Impact of FX on Earnings and Foreign Exchange Risk

Although the Company is headquartered in Canada and reports in Canadian dollars, a significant portion of its revenues, expenses, assets and liabilities including debt are denominated in U.S. dollars and Mexican pesos. In addition, equity earnings of KCS recognized through April 13, 2023 are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, commodity prices, and Canadian, U.S., and international monetary policies. Fluctuations in FX affect the Company’s results because revenues and expenses denominated in U.S. dollars and Mexican pesos are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. Mexican peso-denominated revenues and expenses increase (decrease) when the U.S. dollar weakens (strengthens) in relation to the Mexican peso.

In the third quarter of 2024, the U.S. dollar strengthened to an average rate of $1.36 Canadian/U.S. dollar and the Mexican Peso weakened to an average rate of Ps. 13.88 Mexican Peso/Canadian dollar, compared to $1.34 Canadian/U.S. dollar and Ps. 12.72 Mexican Peso/Canadian dollar in the third quarter of 2023, resulting in an increase in Total revenues of $20 million, an increase in Total operating expenses of $2 million, and an increase in Net interest expense of $3 million from the same period of 2023.

In the first nine months of 2024, the U.S. dollar strengthened to an average rate of $1.36 Canadian/U.S. dollar and the Mexican peso strengthened to an average rate of Ps. 13.00 Mexican Peso/Canadian dollar, compared to $1.35 Canadian/U.S. dollar and Ps. 13.20 Mexican Peso/Canadian dollar in the first nine months of 2023, resulting in an increase in Total revenues of $68 million, an increase in Total operating expenses of $35 million, and an increase in interest expense of $6 million from the same period of 2023.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $73 million (December 31, 2023 – approximately $75 million), negatively (or positively) impacts Operating expenses by approximately $46 million (December 31, 2023 – approximately $46 million), and negatively (or positively) impacts Net interest expense by approximately $5 million (December 31, 2023 – approximately $5 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $6 million (December 31, 2023 – approximately $7 million) and negatively (or positively) impacts Operating expenses by approximately $6 million (December 31, 2023 – approximately $7 million).

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

In the third quarter of 2024, the favourable impact of fuel prices on Operating income was $8 million. Lower fuel prices in expense resulted in a decrease in Total operating expenses of $15 million from the same period of 2023. Lower fuel prices, partially offset by the favourable impact from the timing of recoveries under the Company's fuel cost adjustment program and increased carbon levy surcharge revenue, resulted in a decrease in Total revenues of $7 million.

In the first nine months of 2024, the unfavourable impact of fuel prices on Operating income was $59 million. Lower fuel prices, partially offset by increased carbon levy surcharge revenue and the favourable impact from the timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in Total revenues of $77 million. Lower fuel prices resulted in a decrease in Total operating expenses of $18 million from the same period of 2023.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's operating expenses because share-based liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In the third quarter of 2024, the change in Common Share prices resulted in an increase in stock-based compensation expense of $16 million, a change of $29 million, compared to a decrease of $13 million in the same period of 2023.

In the first nine months of 2024, the change in Common Share prices resulted in an increase in a stock-based compensation expense of $16 million, a change of $19 million, compared to a decrease of $3 million in the same period of 2023.

Based on information available at September 30, 2024 and expectations for 2024 share-based grants, for every $1.00 change in share price, stock-based compensation expense has a corresponding change of approximately $2.1 million to $2.2 million (December 31, 2023 - approximately $1.6 million to $2.3 million). This excludes the impact of changes in Common Share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation may also be impacted by non-market performance conditions.

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

As at September 30, 2024, the Company had $463 million of Cash and cash equivalents compared to $464 million at December 31, 2023.

During the nine months ended September 30, 2024, the Company repaid U.S. $48 million ($66 million) 5.41% Senior Secured Notes.

During the three and nine months ended September 30, 2024, the Company repurchased, on the open market, certain Senior Notes with principal values of U.S. $66 million ($90 million) and U.S. $176 million ($241 million), respectively. These repurchases were accounted for as debt extinguishments, with gains of $6 million and $22 million, respectively, recorded in “Other expense (income)" on the Company's Interim Consolidated Statements of Income.

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

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. The Company's existing commercial paper program is backed by the revolving credit facility. As at September 30, 2024, the Company had total commercial paper borrowings outstanding of U.S. $280 million ($378 million) (December 31, 2023 - U.S. $800 million).

The Company has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at September 30, 2024, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2023 - $nil) and had letters of credit drawn of $91 million (December 31, 2023 - $93 million) from a total available amount of $300 million.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, capital commitments, supplier purchases, leases, and other long term liabilities. As at September 30, 2024, debt and finance leases, interest obligations related to debt and finance leases, and letters of credit amount to $3,213 million, $753 million, and $92 million within the next 12 months, respectively, with the remaining amounts committed thereafter of $19,385 million, $16,265 million and $nil, respectively. Future capital commitments amount to $1,132 million within the next 12 months, and $1,407 million thereafter.

Supplier purchase agreements and other long-term liabilities amount to $818 million and $68 million within the next 12 months, respectively, with remaining amounts committed thereafter of $2,736 million and $635 million, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Pension payments are discussed further in Critical Accounting Estimates of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2023 Annual Report on Form 10-K.

Concession Duty

The Company's subsidiary, Kansas City Southern de México, S.A. de C.V. ("CPKCM") has a fifty-year concession, which will expire in 2047 unless the fifty-year renewal option is exercised. Under the concession, CPKCM pays annual concession duties equal to 1.25% of its gross revenues.

Guarantees

The Company accrues provisions for all guarantees that it expects to pay. As at September 30, 2024, these provisions amounted to $15 million (December 31, 2023 - $8 million).

Cash Flow

Operating Activities

Net cash provided by operating activities increased $245 million in the third quarter of 2024 and $764 million in the first nine months of 2024, compared to the same periods in 2023. These increases were primarily due to higher cash generating income.

Investing Activities

Net cash used in investing activities increased $18 million in the third quarter of 2024, compared to the same period in 2023. This increase was primarily due to an increase in capital additions.

Net cash used in investing activities increased $323 million in the first nine months of 2024, compared to the same period in 2023. This increase was primarily due to an increase in capital additions and the impact of cash acquired on control of KCS in 2023, partially offset by the investment in government securities towards satisfaction and discharge of debt in 2023.

Financing Activities

Net cash used in financing activities increased $272 million in the third quarter of 2024, compared to the same period in 2023. The increase was primarily due to an increase in net repayments of commercial paper of $196 million in the third quarter of 2024, compared to the same period of 2023, and an increase in repayments of long term debt of $77 million in the third quarter of 2024 primarily driven by cash paid to repurchase Senior Notes of $84 million.

Net cash used in financing activities increased $289 million in the first nine months of 2024, compared to the same period in 2023. The increase was primarily due to net repayments of commercial paper of $705 million in the first nine months of 2024, compared to net issuances of commercial paper of $403 million in the same period of 2023. This increase was partially offset by a decrease in repayments of long term debt of $799 million in the first nine months of 2024, driven primarily by cash paid to repurchase Senior Notes of $218 million and repayments of $66 million (U.S. $48 million) on the 5.41% Senior Secured Notes at maturity, compared to repayments of $592 million (U.S. $439 million) of 3.00% 10-year Senior Notes and $479 million (U.S. $350 million) of 4.45% 12.5-year Notes at maturity during the first nine months of 2023.

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

As at September 30, 2024, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2023. During the first quarter of 2024, Moody's Investor Service ("Moody's") upgraded the Company's outlook from stable to positive. The following table shows the ratings issued for the Company by the rating agencies noted as at September 30, 2024 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at September 30, 2024(1)

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

As of the date of the filing of the Form 10-Q, CPRC had U.S. $14,538 million principal amount of debt securities outstanding due through 2115, and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $2,300 million principal amount of debt securities issued under Canadian Securities Law due through 2050 for which CPKC is the guarantor and not subject to the Exchange Act.

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

Statements of Income

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	For the nine months ended September 30, 2024	For the year ended December 31, 2023
Total revenues	$4,985	$6,577
Total operating expenses	3,245	4,074
Operating income(1)	1,740	2,503
Less: Other(2)	240	468
Income before income tax expense	1,500	2,035
Net income	$1,036	$1,480
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the nine months ended September 30, 2024 and for the year ended December 31, 2023 of $342 million and $463 million, respectively.
(2)Includes Other expense (income), Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheets

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	As at September 30, 2024	As at December 31, 2023
Assets
Current assets	$1,254	$1,240
Properties	12,815	12,327
Other non-current assets	3,895	3,562

Liabilities
Current liabilities	$4,470	$4,359
Long-term debt	18,533	19,169
Other non-current liabilities	3,578	3,412

Excluded from the Statements of Income and Balance Sheets above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	For the nine months ended September 30, 2024	For the year ended December 31, 2023
Dividend income from non-guarantor subsidiaries	$341	$309
Capital contributions to non-guarantor subsidiaries	—	(4,324)

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent)
(in millions of Canadian dollars)	As at September 30, 2024	As at December 31, 2023
Assets
Accounts receivable, intercompany	$314	$455
Short-term advances to affiliates	1,573	1,788
Long-term advances to affiliates	11,076	7,072

Liabilities
Accounts payable, intercompany	$285	$347
Short-term advances from affiliates	2,577	2,783
Long-term advances from affiliates	3,968	—

Share Capital

As of October 22, 2024, the latest practicable date, there were 933,344,882 Common Shares and no preferred shares issued and outstanding, which consists of 13,153 holders of record of the Common Shares. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of common shares subject to the options. As of October 22, 2024, 5,965,139 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 21,050,365 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Non-GAAP Performance Measures

On April 14, 2023, Canadian Pacific Railway Limited obtained control of KCS and CPKC began consolidating KCS, which had been accounted for under the equity method of accounting between December 14, 2021 and April 13, 2023. On the Control Date, CPKC’s previously-held interest in KCS was remeasured to its Control Date fair value. CPKC presents Core adjusted combined measures to provide a comparison to prior period financial information as adjusted to exclude certain significant items and KCS purchase accounting. The most directly comparable GAAP measures to certain Non-GAAP measures already include KCS's net income attributable to shareholders as a result of applying the equity method of accounting following the acquisition of shares of KCS on December 14, 2021. For example, CPKC's nine months ended September 30, 2023 diluted earnings per share, which included equity earnings of KCS for the period January 1 through April 13, 2023, is used to reconcile to Core adjusted combined diluted earnings per share. Conversely, the most directly comparable GAAP measure to certain other Non-GAAP measures does not include KCS's equity earnings. For example, the operating ratio, which is used to reconcile to Core adjusted combined operating ratio, did not include KCS's operating ratio for the period January 1 through April 13, 2023, as equity income was recognized within non-operating earnings. These measures are calculated by (1) adding KCS historical GAAP results and giving effect to transaction accounting adjustments in a consistent manner with Regulation S-X Article 11 ("Article 11"), where applicable, and (2) adjusting for KCS purchase accounting and significant items that management believes affect the comparability between periods.

Management believes these Non-GAAP measures provide meaningful supplemental information about our operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, adjustments to provisions and settlements of Mexican taxes, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), as recognized within "Equity earnings of Kansas City Southern" in the Company's Interim Consolidated Statements of Income, loss on derecognition of CPKC’s previously held equity method investment in KCS, discrete tax items, changes in the outside basis tax difference between the carrying amount of CPKC's equity investment in KCS and its tax basis of this investment, a deferred income tax recovery related to the elimination of the deferred income tax liability on the outside basis difference of the investment, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, debt exchange transaction costs, community investments, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, restructuring, employee retention and synergy incentive costs, and transaction and integration costs incurred by KCS. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company expects to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of CPKC's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of CPKC's financial information.

In addition, Core adjusted combined operating ratio and Core adjusted combined diluted earnings per share exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, amortization of the change in fair value of debt of KCS assumed on the Control Date, and depreciation and amortization of fair value adjustments that are attributable to the non-controlling interest, as recognized within "Depreciation and amortization", "Other expense (income)", "Net interest expense", and "Net (loss) income attributable to non-controlling interest", respectively, in the Company's Interim Consolidated Statements of Income. During the periods that KCS was equity accounted for, from December 14, 2021 to April 13, 2023, KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company, net of tax, as recognized within "Equity earnings of Kansas City Southern" in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

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

During the first nine months of 2024, there were three significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:
•in the second quarter, a deferred income tax recovery of $3 million due to a decrease in the Arkansas state corporate income tax rate, that had minimal impact on Diluted EPS;
•during the first nine months, adjustments to provisions and settlements of Mexican taxes of $3 million expense ($4 million after deferred income tax expense of $1 million) recognized in "Compensation and benefits", that had minimal impact on Diluted EPS as follows:
–in the third quarter, adjustments to provisions and settlements of Mexican taxes of $7 million recovery ($6 million after deferred income tax expense of $1 million) recognized in "Compensation and benefits", that favourably impacted Diluted EPS by 1 cent; and
–in the first quarter, adjustments to provisions and settlements of Mexican taxes of $10 million expense ($10 million after deferred income tax recovery) recognized in "Compensation and benefits", that unfavourably impacted Diluted EPS by 1 cent; and
•during the first nine months, acquisition-related costs of $90 million in connection with the KCS acquisition ($65 million after current income tax recovery of $25 million), including costs of $17 million recognized in "Compensation and benefits",

$5 million recognized in "Materials", and $68 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 7 cents as follows:
–in the third quarter, acquisition-related costs of $36 million in connection with the KCS acquisition ($26 million after current income tax recovery of $10 million) including costs of $11 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 3 cents;
–in the second quarter, acquisition-related costs of $28 million in connection with the KCS acquisition ($19 million after current income tax recovery of $9 million) including costs of $2 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents; and
–in the first quarter, acquisition-related costs of $26 million in connection with the KCS acquisition ($20 million after current income tax recovery of $6 million) including costs of $4 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents.

During the first nine months of 2023, there were five significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:
•in the third quarter, a total current tax expense of $15 million related to a tax settlement with the SAT of $9 million and a reserve for the estimated impact of potential future audit settlements of $6 million, that unfavourably impacted Diluted EPS by 2 cents;
•in the second quarter, a remeasurement loss of KCS of $7,175 million recognized in "Remeasurement loss of Kansas City Southern" due to the derecognition of CPKC’s previously held equity method investment in KCS and remeasurement at its Control Date fair value that unfavourably impacted Diluted EPS by $7.68;
•during the first nine months, deferred income tax recovery of $65 million on account of changes in tax rates and apportionment, that favourably impacted Diluted EPS by 6 cents as follows:
– in the third quarter, a deferred income tax recovery of $14 million due to decreases in the Iowa and Arkansas state corporate income tax rates, that favourably impacted Diluted EPS by 2 cents; and
–in the second quarter, a deferred income tax recovery of $51 million due to CPKC unitary state apportionment changes, that favourably impacted Diluted EPS by 5 cents;
•during the first nine months, deferred income tax recoveries of $7,855 million on changes in the outside basis difference on the equity investment in KCS, that favourably impacted Diluted EPS by $8.42 as follows:
–in the second quarter, a deferred income tax recovery of $7,832 million related to the elimination of the deferred income tax liability on the outside basis difference of the investment in KCS, that favourably impacted Diluted EPS by $8.39; and
–in the first quarter, a deferred income tax recovery of $23 million on changes in the outside basis difference of the equity investment in KCS, that favourably impacted Diluted EPS by 3 cents; and
•during the first nine months, acquisition-related costs of $169 million in connection with the KCS acquisition ($140 million after current income tax recovery of $29 million), including an expense of $64 million recognized in "Compensation and benefits", $1 million recognized in "Materials", $87 million recognized in "Purchased services and other", $6 million recognized in "Other expense (income)", and $11 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 15 cents as follows:
–in the third quarter, acquisition-related costs of $24 million ($18 million after current income tax recovery of $6 million), including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $22 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents;
–in the second quarter, acquisition-related costs of $120 million ($101 million after current income tax recovery of $19 million), including costs of $63 million recognized in "Compensation and benefits", $53 million recognized in "Purchased services and other", $3 million recognized in "Other expense (income)", and $1 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 11 cents; and
–in the first quarter, acquisition-related costs of $25 million ($21 million after current income tax recovery of $4 million), including costs of $12 million recognized in "Purchased services and other", $3 million recognized in "Other expense (income)", and $10 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 2 cents.

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis was as follows:

2024:
•during the first nine months, KCS purchase accounting of $259 million ($188 million after deferred income tax recovery of $71 million), including costs of $246 million recognized in "Depreciation and amortization", $2 million recognized in "Purchased services and other" related to the amortization of equity investments, $14 million recognized in "Net interest expense", $2 million recognized in "Other expense (income)", and a recovery of $5 million recognized in "Net (loss) income attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 20 cents as follows:
–in the third quarter, KCS purchase accounting of $89 million ($65 million after deferred income tax recovery of $24 million), including costs of $85 million recognized in "Depreciation and amortization", $4 million recognized in "Net interest expense", $1 million recognized in "Other expense (income)",and a recovery of $1 million recognized in "Net (loss) income attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents;
–in the second quarter, KCS purchase accounting of $86 million ($62 million after deferred income tax recovery of $24 million), including costs of $82 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net (loss) income attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $84 million ($61 million after deferred income tax recovery of $23 million), including costs of $79 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", $1 million recognized in "Other expense (income)", and a recovery of $2 million recognized in "Net (loss) income attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

2023:
•during the first nine months, KCS purchase accounting of $210 million ($166 million after deferred income tax recovery of $44 million), including costs of $68 million recognized in "Depreciation and amortization", $6 million recognized in "Net interest expense", $1 million recognized in "Other expense (income)", and $48 million recognized in "Equity earnings of Kansas City Southern" that unfavourably impacted Diluted EPS by 11 cents as follows:
–in the third quarter, KCS purchase accounting of $87 million ($63 million after deferred income tax recovery of $24 million), including costs of $81 million recognized in "Depreciation and amortization", $5 million recognized in "Net interest expense", and $1 million in recognized in "Other expense (income)", that unfavourably impacted Diluted EPS by 7 cents;
–in the second quarter, KCS purchase accounting of $81 million ($61 million after deferred income tax recovery of $20 million), including costs of $68 million recognized in "Depreciation and amortization", $6 million recognized in "Net interest expense", $1 million recognized in "Other expense (income)", and $6 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $42 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 5 cents.

	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
CPKC diluted earnings per share as reported	$0.90	$0.84	$2.69	$3.11
Less:
Significant items (pre-tax):
Remeasurement loss of KCS	—	—	—	(7.68)
Adjustments to provisions and settlements of Mexican taxes	0.01	—	—	—
Acquisition-related costs	(0.04)	(0.03)	(0.10)	(0.19)
KCS purchase accounting	(0.10)	(0.09)	(0.28)	(0.23)
Add:
Tax effect of adjustments(1)	(0.04)	(0.04)	(0.11)	(0.09)
Adjustments to provisions and settlements of Mexican taxes	—	0.02	—	0.02
Income tax rate changes	—	(0.02)	—	(0.06)
Deferred income tax recovery on the outside basis difference of the investment in KCS	—	—	—	(8.42)
Core adjusted combined diluted earnings per share	$0.99	$0.92	$2.96	$2.66
(1) The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 28.01% and 27.08% for the three and nine months ended September 30, 2024, respectively, and 26.55% and 0.97% for the three and nine months ended September 30, 2023, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

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

Significant items included in operating ratio on a combined basis were as follows:

2024:
•during the first nine months, adjustments to provisions and settlements of Mexican taxes of $3 million expense recognized in "Compensation and benefits", that unfavourably impacted operating ratio by 0.1% as follows:
–in the third quarter, adjustments to provisions and settlements of Mexican taxes of $7 million recovery recognized in "Compensation and benefits", that favourably impacted operating ratio by 0.2%; and
–in the first quarter, adjustments to provisions and settlements of Mexican taxes of $10 million expense recognized in "Compensation and benefits", that unfavourably impacted operating ratio by 0.3%; and
•during the first nine months, acquisition-related costs were $90 million in connection with the KCS acquisition including costs of $17 million recognized in "Compensation and benefits", $5 million recognized in "Materials", and $68 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8% as follows:
–in the third quarter, acquisition-related costs of $36 million including costs of $11 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 1.0%;
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

2023:
•during the first nine months, acquisition-related costs were $165 million in connection with the KCS acquisition including costs of $75 million recognized in "Compensation and benefits", $1 million recognized in "Materials" and $89 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 1.6% as follows:
–in the third quarter, acquisition-related costs of $24 million including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $22 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.8%;
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

KCS purchase accounting included in operating ratio on a combined basis was as follows:

2024:
•during the first nine months, KCS purchase accounting of $248 million including $246 million recognized in "Depreciation and amortization" and $2 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.3% as follows:
–in the third quarter, KCS purchase accounting of $85 million recognized in "Depreciation and amortization", that unfavourably impacted operating ratio by 2.4%;
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

2023:
•during the first nine months, KCS purchase accounting of $241 million, recognized in "Depreciation and amortization", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 2.4% as follows:
–in the third quarter, KCS purchase accounting of $81 million that unfavourably impacted operating ratio on a combined basis by 2.4%;
–in the second quarter, KCS purchase accounting of $80 million that unfavourably impacted operating ratio on a combined basis by 2.4%; and
–in the first quarter, KCS purchase accounting of $80 million that unfavourably impacted operating ratio on a combined basis by 2.3%.

	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
CPKC operating ratio as reported	66.1%	64.9%	66.1%	66.4%
Add:
KCS operating income as reported prior to Control Date(1)	—%	—%	—%	(0.2)%
Pro forma Article 11 transaction accounting adjustments(2)	—%	—%	—%	1.1%
	66.1%	64.9%	66.1%	67.3%
Less:
Adjustments to provisions and settlements of Mexican taxes	(0.2)%	—%	0.1%	—%
Acquisition-related costs	1.0%	0.8%	0.8%	1.6%
KCS purchase accounting in Operating expenses	2.4%	2.4%	2.3%	2.4%
Core adjusted combined operating ratio	62.9%	61.7%	62.9%	63.3%
(1)KCS results were translated into Canadian dollars at the Bank of Canada average FX rate for January 1 through April 13, 2023 of $1.35.
(2) Pro forma Article 11 transaction accounting adjustments for January 1 through April 13, 2023 represent adjustments made in a manner consistent with Article 11. For January 1 through April 13, 2023 in the nine months ended September 30, 2023, depreciation and amortization of differences between the historical carrying values and the fair values of KCS's tangible and intangible assets and investments prior to the Control Date that unfavourably impacted operating ratio by 1.1% and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions.
For more information about these pro forma transaction accounting adjustments for the three months ended March 31, 2023, please see Exhibit 99.1 “Selected Unaudited Combined Summary of Historical Financial Data” of CPKC’s Current Report on Form 8-K furnished with the Securities and Exchange Commission on May 15, 2023.

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

As at September 30, 2024, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of September 30, 2024 would increase the fair value of the Company's debt as at September 30, 2024 by approximately $1.8 billion (September 30, 2023 - approximately $1.7 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at September 30, 2024, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at September 30, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2024, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

In connection with the KCS transaction, the Company suspended share repurchases and did not have an active program as at September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 27, 2024, the Company filed its 2023 Annual Report on Form 10-K (the “Annual Report”) with the SEC. The Annual Report contained disclosure in Item 1C regarding the Company’s cybersecurity risk management and governance. Subsequent to the filing of the Annual Report, in October 2024, the Company updated the terms of references of our Audit and Finance Committee and Risk and Sustainability Committee to shift the responsibility for overseeing the Company’s strategic and integrated risk practices, including its approach to management and assessment of cybersecurity risks, from the Risk and Sustainability Committee to the Audit and Finance Committee. As a result, the Company’s Chief Information Officer will provide annual and periodic updates to the Audit and Finance Committee and the Board of Directors on cybersecurity risks and the Company’s implementation of its strategy for mitigating such risks.

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
The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and nine months ended September 30, 2024 and 2023; (ii) the Interim Consolidated Statements of Comprehensive Income for the third quarters and nine months ended September 30, 2024 and 2023; (iii) the Interim Consolidated Balance Sheets at September 30, 2024, and December 31, 2023; (iv) the Interim Consolidated Statements of Cash Flows for the third quarters and nine months ended September 30, 2024 and 2023; (v) the Interim Consolidated Statements of Changes in Equity for the third quarters and nine months ended September 30, 2024 and 2023; and (vi) the Notes to Interim Consolidated Financial Statements.
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

Date: October 23, 2024