Form 10-K
period 2024-12-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2025-02-27
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2024
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

As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, in U.S. dollars, was $73,439,582,788, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

As of the close of business on February 26, 2025, there were 933,713,487 shares of the registrant's common shares outstanding.

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

CPKC 2024 ANNUAL REPORT / 1

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-K TABLE OF CONTENTS

2 / CPKC 2024 ANNUAL REPORT
PART I

CPKC 2024 ANNUAL REPORT / 3

ITEM 1. BUSINESS

Company Overview
Canadian Pacific Kansas City Limited ("CPKC" or the "Company") owns and operates the only freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. CPKC transports bulk commodities, merchandise freight, and intermodal traffic. For additional information regarding CPKC's network and geographical locations, refer to Item 2. Properties.

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

On April 14, 2023, CPKC assumed control of Kansas City Southern (“KCS”) through an indirect wholly-owned subsidiary. For the purposes of this annual report, unless the context indicates otherwise, all references herein to “CPKC”, “the Company”, “we”, “our” and “us” refer to Canadian Pacific Kansas City Limited and its subsidiaries, which includes KCS as a consolidated subsidiary from April 14, 2023 ("Control Date"). Prior to April 14, 2023, the Company's 100% interest in KCS was accounted for and reported as an equity-method investment (see Part II Item 8 Financial Statements and Supplementary Data, Note 10 Business acquisition and Note 11 Investment in Kansas City Southern). All references to currency amounts included in this annual report are in Canadian dollars unless specifically noted otherwise.

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

Business Developments
On December 17, 2024, CPKC announced the completion of construction of the new international railway bridge span over the Rio Grande from Laredo, Texas, to Nuevo Laredo, Tamaulipas, more than doubling CPKC's capacity to move freight across the U.S.-Mexico border.

On December 1, 2023, CPKC and Genesee & Wyoming Inc. ("G&W") entered into an agreement in which G&W committed to transfer to CPKC the track and roadway assets owned by Meridian & Bigbee Railroad, L.L.C. (a G&W-owned company) located between Meridian, Mississippi and Myrtlewood, Alabama, and, in exchange, CPKC committed to transfer certain assets and operating rights to G&W or its subsidiaries (the "MNBR transaction"). The MNBR transaction was approved, subject to certain conditions, by the U.S. Surface Transportation Board (the “STB”) on October 17, 2024 and the STB’s decision became effective on November 16, 2024. The MNBR transaction closed on December 1, 2024.

4 / CPKC 2024 ANNUAL REPORT

On August 9, 2024, CPKC issued a notice to the Teamsters Canada Rail Conference ("TCRC") - Train and Engine ("T&E") division and TCRC - Rail Traffic Controller ("RCTC") division, of its plan to lock out employees if the TCRC leadership and the Company were unable to come to a negotiated settlement or agree to binding interest arbitration. The TCRC - T&E represents approximately 3,200 locomotive engineers, conductors and train and yard workers, and the TCRC - RCTC represents approximately 80 rail traffic controllers, all in Canada. On August 18, 2024, the TCRC - T&E division and TCRC - RCTC division issued notice to CPKC, of their plan to exercise their right to strike if the parties were unable to reach negotiated settlements. On August 22, 2024, a work stoppage commenced. On August 26, 2024, CPKC announced it restarted railway operations in Canada following the Canada Industrial Relations Board's order imposing binding interest arbitration and requiring CPKC to resume operations and TCRC employees to resume their duties.

Operations
The Company only has one operating segment: rail transportation. Although the Company provides a breakdown of revenue by business line, the overall financial and operational performance of the Company is analyzed as one segment due to the integrated nature of the rail network. Additional information regarding the Company's business and operations, including revenue and financial information, and information by geographic location is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Note 27 Segmented and geographic information.

Lines of Business
The Company transports freight consisting of bulk commodities, merchandise, and intermodal traffic. Bulk commodities, which typically move in large volumes across long distances, include Grain, Coal, Potash, and Fertilizers and sulphur. Merchandise freight consists of industrial and consumer products, such as Forest products, Energy, chemicals and plastics, Metals, minerals and consumer products, and Automotive. Intermodal traffic consists largely of retail goods in overseas containers that are transported by train, ship, and truck, and in domestic containers that are moved by train and truck.

In 2024, the Company generated Freight revenues totalling $14,223 million ($12,281 million in 2023). The following chart shows the percentage of the Company’s total Freight revenues derived from each of the three major lines of business in 2024:

2024 Freight Revenues

CPKC 2024 ANNUAL REPORT / 5

BULK
The Company's Bulk business represented approximately 35% of total Freight revenues in 2024.

Bulk includes the Grain, Coal, Potash, and Fertilizers and sulphur lines of business. Bulk traffic predominantly moves in unit train service moving from one origin to one destination by a single train. The following chart shows the percentage of the Company's bulk freight revenues by line of business in 2024:

2024 Bulk Revenues
(35% of Freight Revenues)

Grain
The Company’s Grain business represented approximately 61% of bulk revenues and 21% of total Freight revenues in 2024.

The Company's network is unique among railways in North America as it is strategically positioned in the heart of grain-producing regions of western Canada and the northern plains of the U.S. The Company also provides a service advantage, by way of its 8,500-foot High Efficiency Product ("HEP") TrainsTM including high-capacity hopper cars, which enables the Company to efficiently serve farmers, shippers, and the entire grain supply chain. The 8,500-foot HEP TrainsTM can move approximately 40% more grain than the prior generation of grain trains.

The following chart shows the percentage of the Company's Grain freight revenues generated from U.S. and Canadian shipments in 2024:
U.S. grain transported by the Company consists of whole grains, such as corn, wheat, and soybeans, as well as processed products such as meals, feeds, and oils. This business is centred in the northern plains of the U.S. and the U.S. Midwest. The Company moves U.S. grain to facilities in Mexico, export terminals in the U.S. Pacific Northwest, and to various other destinations across the U.S. and Canada for domestic consumption.

Canadian grain transported by the Company consists of whole grains, such as wheat, durum, canola, and pulses, as well as processed products such as oils and meals. This business is centred in the Canadian Prairies (Saskatchewan, Manitoba, and Alberta), with grain shipped primarily west to the Port of Vancouver and east to the Port of Thunder Bay for export. Grain is also shipped to the U.S., eastern Canada, and Mexico for domestic consumption.

The majority of Canadian grain shipments are regulated by the Canadian government through the Canada Transportation Act (the “CTA”). This regulated business is subject to a maximum revenue entitlement (“MRE”). Under the CTA, railways can set their own rates for individual movements. However, the

6 / CPKC 2024 ANNUAL REPORT
MRE governs aggregate revenues earned by the railway based on a formula that factors in the total volume, length of haul, average revenue per ton, and inflationary adjustments. The regulation applies to western Canadian export grain shipments to the ports of Vancouver and Thunder Bay.

Coal
The Company’s Coal business represented approximately 19% of bulk revenues and 7% of total Freight revenues in 2024.

The following chart shows the percentage of the Company's Coal freight revenues generated from metallurgical coal, thermal coal, and petroleum coke in 2024:

In Canada, the Company transports mostly metallurgical coal destined for export for use in the steelmaking process. The Company’s Canadian coal traffic originates mainly from Elk Valley Resources' mines in the southeast region of British Columbia ("B.C."). The Company primarily moves coal west from the mines destined to port terminals for export to world markets (Pacific Rim, Europe, and South America).

In the U.S., the Company primarily moves thermal coal from connecting railways, serving the thermal coal fields in the Powder River Basin in Montana and Wyoming, which is delivered to power-generating facilities in the U.S. Gulf Coast and the U.S. Midwest. The Company also transports petroleum coke within the U.S. Gulf Coast and Mexico.

Potash
The Company's Potash business represented approximately 12% of bulk revenues and 4% of total Freight revenues in 2024.

The Company’s Potash traffic primarily moves from Saskatchewan to offshore markets through the Ports of Vancouver, Portland, and Thunder Bay, as well as to domestic markets in the U.S. Midwest. Potash shipments for export beyond Canada and the U.S. are marketed by Canpotex Limited ("Canpotex") or K+S Potash Canada. Canpotex is an export company jointly-owned by Nutrien Ltd. and The Mosaic Company. Independently, The Mosaic Company, Nutrien Ltd., and K+S Potash Canada move domestic potash with the Company primarily to the U.S. Midwest for local application.

Fertilizers and Sulphur
The Company's Fertilizers and sulphur business represented approximately 8% of bulk revenues and 3% of total Freight revenues in 2024.

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

MERCHANDISE
The Company’s Merchandise business represented approximately 47% of total Freight revenues in 2024.

Merchandise products move in both mixed freight and unit trains in a variety of car types. Service involves delivering products to a wide variety of customers and destinations. In addition to traditional rail services, the Company moves merchandise traffic through a network of truck-rail transload facilities, expanding the reach of the Company's network to non-rail served facilities. The following chart shows the percentage of the Company's merchandise freight revenue by line of business in 2024:

CPKC 2024 ANNUAL REPORT / 7

2024 Merchandise Revenues
(47% of Freight Revenues)

Forest Products
The Company’s Forest products business represented approximately 12% of merchandise revenues and 6% of total Freight revenues in 2024.

Forest products traffic primarily includes pulp and paper as well as lumber and panel products from key production areas in the U.S. Gulf Coast, B.C., the U.S. Southeast, Ontario, and Alberta to destinations throughout North America including the U.S. Midwest, Mexico, eastern U.S., and the U.S. Gulf Coast.

Energy, Chemicals and Plastics
The Company’s Energy, chemicals and plastics business represented approximately 42% of merchandise revenues and 20% of total Freight revenues in 2024.

The Company moves energy products consisting of commodities such as fuel oil, liquefied petroleum gas ("L.P.G."), gasoline, and other refined energy products. The majority of the Company’s energy traffic originates in the U.S. Gulf Coast, the Alberta Industrial Heartland (Canada's largest hydrocarbon processing region), Mexico, and Saskatchewan. The Company accesses key destinations and export markets in Mexico, the U.S. Midwest, western Canada, the U.S. Gulf Coast, and the U.S. West Coast. The Company is a main transportation provider of refined fuels from the U.S. Gulf Coast into Mexico.

The Company’s chemical traffic includes products such as ethylene glycol, caustic soda, soda ash, chlorine, sulphuric acid, and other chemical products. These shipments mainly originate from the U.S. Gulf Coast, western Canada, the U.S. Southeast, and the U.S. Midwest and move to end markets in the U.S., Mexico, Canada, and overseas.

The most commonly shipped plastics products are polyethylene and polypropylene. The majority of the Company’s plastics traffic originates from the U.S. Gulf Coast, Alberta, and Mexico and moves to various North American destinations.

The Company moves crude primarily from production facilities throughout Alberta and Saskatchewan to refining markets primarily in the U.S. Gulf Coast. The majority of the Company’s crude is now moving as DRUbitTM, a sustainable heavy crude specifically designed for rail transportation and produced at an innovative facility known as a Diluent Recovery Unit, which enables the removal of diluent at origin. This technology enables the safe and economical transportation of crude and is cost competitive with pipeline transportation. The Company transports DRUbitTM on a single line haul from the Hardisty Rail Terminal in Alberta to Port Arthur, Texas.

The Company's biofuels traffic originates mainly from facilities in the U.S. Midwest, shipping primarily to destinations in the U.S. Northeast, the U.S. Southeast, Alberta, and B.C.

Metals, Minerals and Consumer Products
The Company’s Metals, minerals and consumer products business represented approximately 27% of merchandise revenues and 12% of total Freight revenues in 2024.

The Company's Metals, minerals and consumer products freight revenues are generated from the transportation of steel, aggregates, food and consumer products, and non-ferrous metals.

8 / CPKC 2024 ANNUAL REPORT

The Company transports steel in various forms from mills in Mexico, the U.S. Midwest, the U.S. Southeast, and western Canada to a variety of industrial users. The Company carries base metals such as aluminum, zinc, and lead. The Company also moves ores from mines to smelters and refineries for processing, as well as delivers processed metals to automobile and consumer product manufacturers.

Aggregate products include coarse particulate and composite materials such as cement, frac sand, sand and stone, clay bentonite, and gypsum.

Cement is shipped directly from production facilities in the U.S. Midwest, Alberta, Ontario, and Mexico to energy and construction projects in the U.S. Midwest, western Canada, Mexico, and the U.S. Gulf Coast.

The majority of frac sand originates at mines located along the Company's network in Wisconsin and Iowa and moves to the Bakken and Marcellus shale formations and other shale formations across North America.

Food, consumer, and other products traffic consists of a diverse mix of goods, including railway equipment, food products, and large domestic use appliances.

Automotive
The Company’s Automotive business represented approximately 19% of merchandise revenues and 9% of total Freight revenues in 2024.

The Company’s Automotive portfolio consists of finished vehicles originating from production facilities in Mexico, Canada, the U.S., and overseas imports arriving through the Port of Vancouver. Finished vehicles are primarily shipped to the U.S., Canada, and Mexico. The Company also ships machinery, automotive parts, and pre-owned vehicles. A comprehensive network of automotive facilities is utilized to facilitate final delivery of vehicles to dealers throughout Canada, the U.S, and Mexico. The Company provides freight services to the majority of automotive plants in Mexico. In 2024, the Company opened the CPKC Dallas Automotive Facility in Wylie, Texas as part of the Company's closed loop rail service for Original Equipment Manufacturers to move vehicles to markets between Canada, the U.S., and Mexico.

INTERMODAL
The Company’s Intermodal business represented approximately 18% of total Freight revenues in 2024.

The Company's Intermodal freight revenues are generated from domestic and international movements. Domestic intermodal freight consists primarily of manufactured consumer products that are predominantly moved in 53-foot containers within North America. International intermodal freight moves in marine containers to and from ports and North American inland markets.

The following chart shows the percentage of the Company's Intermodal freight revenues generated from domestic intermodal and international intermodal in 2024.

2024 Intermodal Revenues
(18% of Freight Revenues)

CPKC 2024 ANNUAL REPORT / 9

Domestic Intermodal
The Company's domestic intermodal business represented approximately 55% of Intermodal revenues and 10% of total Freight revenues in 2024.

The Company’s domestic intermodal business moves goods from a broad spectrum of industries including wholesale, retail, food, and various other commodities. Key service factors in domestic intermodal include consistent on-time delivery and the ability to provide door-to-door service. The majority of the Company’s domestic intermodal business originates in Canada, where the Company markets its services directly to retailers and manufacturers and maintains direct relationships with its customers. In the U.S. and Mexico, the Company’s services are delivered mainly through intermodal marketing companies. In 2023, the Company launched the Mexico Midwest Express ("MMX") Series premium intermodal service to provide the first truck-competitive, single-line rail service option between the U.S. Midwest and Mexico.

International Intermodal
The Company's international intermodal business represented approximately 45% of Intermodal revenues and 8% of total Freight revenues in 2024.

The Company’s international intermodal business consists primarily of containerized traffic moving between the Port of Vancouver, the Port of Lázaro Cárdenas, the Port of Montréal, the Port of Saint John, and inland points across North America. Import traffic from the Port of Vancouver is mainly long-haul business destined for eastern Canada and the U.S. Midwest. Import traffic from the Port of Lázaro Cárdenas is primarily destined for Mexico. The Company works closely with the Port of Montréal, a major year-round East Coast gateway to Europe, to serve markets primarily in Canada and the U.S. Midwest. The Company's access to the Port of Saint John provides the fastest rail service from the East Coast to Canadian and U.S. markets for import from and export to Asia, Europe, and South America.

Fuel Cost Adjustment Program
The short-term volatility in fuel prices may adversely or positively impact revenues. The Company employs a fuel cost adjustment program designed to respond to fluctuations in fuel prices and help reduce volatility to changing fuel prices. Fuel surcharge revenues are earned on individual shipments and are based primarily on the price of On-Highway Diesel in Canada and the U.S. and the public fuel price for Petróleos Mexicanos ("PEMEX") TAR Irapuato in Mexico. As such, fuel surcharge revenues are a function of freight volumes and fuel prices. Fuel surcharge revenues accounted for approximately 12% of the Company's Freight revenues in 2024. The Company is also subject to carbon taxation systems and levies in some jurisdictions in which it operates, the costs of which are passed on to the shipper. As such, fuel surcharge revenue includes recoveries of carbon taxes and levies.

Freight revenues included fuel surcharge revenues of $1,651 million in 2024, an increase of $28 million, or 2%, from $1,623 million in the same period of 2023. This increase was primarily due to the impact of the KCS acquisition, increased carbon levy surcharge revenue, higher volumes, and the favourable impact of the change in foreign exchange ("FX"), partially offset by lower fuel prices and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program.

Significant Customers
For each of the years ended December 31, 2024 and 2023, the Company's revenues and operations were not dependent on any major customers.

Competition
The Company is in the ground transportation and logistics business and competes with other railways, motor carriers, ship and barge operators, and pipelines. Depending on the specific market, competing railways, motor carriers, and other competitors may exert pressure on price and service levels. The Company continually evaluates the market needs and the competition. The Company responds as it deems appropriate to provide competitive services to the market. This includes developing new offerings such as transload facilities, new train services, and other logistics services.

Seasonality
Volumes and revenues from certain goods are higher during different periods of the year. First-quarter revenues are typically lower mainly due to winter weather conditions which results in reduced capacity under the winter operating plan with train length restrictions, the closure of the Port of Thunder Bay, and reduced transportation of retail goods. Second and third quarter revenues generally improve compared to the first quarter, as fertilizer volumes are typically highest during the second quarter and demand for construction-related goods is generally highest in the third quarter. Revenues are typically highest in the fourth quarter primarily as a result of the transportation of grain after the harvest, fall fertilizer programs, and increased demand for retail goods moved by rail. Operating income is also affected by seasonal fluctuations. Operating income is typically lowest in the first quarter due to lower freight revenues and higher operating costs associated with winter conditions.

10 / CPKC 2024 ANNUAL REPORT
Government Regulation
The Company’s railway operations are subject to extensive federal laws, regulations, and rules in the countries in which it operates, which directly affect how operations and business activities are managed.

Canada
The Company’s rail operations in Canada are subject to economic regulation by the Canadian Transportation Agency (the "Agency") pursuant to authorities under the CTA. The CTA establishes a common carrier obligation and it indirectly regulates rates by providing shippers access to regulatory mechanisms for challenging freight rates, including ancillary charges, and access to regulated interswitching rates and long-haul interswitching rates; and regulatory mechanisms to challenge level of service. The CTA also establishes an MRE for the transportation of Canadian export grain and other agriculture products, which is administered by the Agency. Finally, the Agency makes regulatory determinations regarding the construction and abandonment of railway lines, commuter and passenger access, and noise and vibration-related disputes.

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

CPKCM holds a concession from the Mexican government until June 2047, which is renewable under certain conditions, for additional periods, each up to 50 years (the "Concession"). CPKCM has the exclusive right to provide the freight rail service through 2037, subject to certain trackage and haulage rights granted to other freight rail concessionaires, and subject to trackage and haulage rights afforded to concessionaires of concessions that may be granted by the SICT to provide passenger rail service in the future. The Concession authorizes CPKCM to provide freight transportation services over north-east rail lines, which are a primary commercial corridor of the Mexican railroad system. CPKCM is required to provide freight railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government.

CPKC 2024 ANNUAL REPORT / 11

CPKCM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. CPKCM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. During the remainder of the Concession period, CPKCM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues. The ARTF may request information to verify CPKCM´s compliance with the Concession and any applicable regulatory framework.

Environmental Laws, Regulations and Strategies
The Company’s operations and real estate assets are subject to extensive federal, provincial, state, and local environmental laws and regulations, including those governing air pollutants, greenhouse gas ("GHG") emissions, (please see “Sustainability-Related Laws, Regulations and Strategies” for further discussion), management and remediation of historical contaminant sites, discharges to waters and the handling, storage, transportation, and disposal of waste and other materials. If the Company is found to have violated such laws or regulations, or to have acted in a manner that is inconsistent with regulatory expectations, such a finding could have a material adverse effect on the Company’s business, financial condition, or operating results. In addition, in operating a railway, the release of hazardous materials during derailments or other accidents have, or may occur, that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results, financial condition, and reputation. Please see “Legal and Regulatory Risks” in Item 1A. Risk Factors for further discussion.

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

The Company has established an environmental audit program aimed at conducting thorough, systematic, and routine assessments of its facilities to comply with legal requirements and adherence to accepted industry standards, accompanied by a corrective action follow-up process and senior management review.

The Company focuses on key strategies, identifying tactics and actions to support and operationalize our environmental commitments. The Company’s environmental strategies include:
•Implementing measures designed to minimize or prevent environmental impacts from our operations and facilities, and to comply with applicable environmental laws and regulations;
•Maintaining an Environmental Management System designed to provide consistent, effective guidance and resources to the Company's employees in regard to the management of air emissions, dangerous goods and waste materials, emergency preparedness and response, petroleum products management, and water and wastewater systems;
•Aiming to reduce environmental and safety risk through business processes to identify and mitigate potential environmental impacts related to all the Company's operations and activities;
•Verifying that new or altered operations and other business activities are evaluated, planned, permitted in accordance with applicable regulations, and executed to mitigate environmental risk;
•Engaging with relevant stakeholders to consider and discuss the Company’s environmental management practices and environmental issues and concerns associated with our operations;
•Employing best practices, proven technologies, and safe operating standards for activities involving elevated environmental risk; and
•Planning and preparing for emergency responses to identify the appropriate steps to be taken in the event of a derailment, spill, or other incident involving a release to the environment.

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

12 / CPKC 2024 ANNUAL REPORT
oversees police officers assigned to field offices responsible for railway police operations across its network. The Company's Police Services operate on the Company's rail network as well as in areas where the Company has non-railway operations;
•The Company's Corporate Security department is committed to providing a safe and secure work environment for the Company’s employees, contractors, visitors, and other authorized persons on the Company's property, and to protecting the Company’s assets, operations, information, the public and the environment from damage, interference, and undue liability. As part of this commitment, Corporate Security is responsible for: overseeing the security of the international supply chain and its requisite programs; providing training and awareness to employees and contractors; assessing the risk and vulnerability of the Company’s properties; establishing appropriate countermeasures to secure and protect the Company’s properties and assets; and engaging with customers and the public. Specifically, the Company employs the following to support these initiatives:
◦The Company’s Security Management Plan is a comprehensive, risk-based plan modelled on and developed in conjunction with the security plan prepared by the Association of American Railroads post-September 11, 2001. Under this plan, the Company routinely examines and prioritizes railway assets, physical and cyber vulnerabilities, and threats, as well as tests and revises measures to provide essential railway security; and
◦The Company’s Public Safety Communication Centre ("PSCC") operates 24 hours a day. PSCC receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. PSCC notifies proper emergency responders and governing bodies; and
•To address cyber security risks, the Company’s Enterprise Security Department implements mitigation programs that evolve with the changing technology threat environment. The Company has also worked diligently to establish backup sites designed to provide a seamless transition in the event that the Company's operating systems are the target of a cyber-attack. By doing so, the Company expects to maintain network fluidity. Please see Item 1A. Risk Factors - The Company relies on technology and technological improvements to operate its business and Item 1C. Cybersecurity for further discussion.

Sustainability - Related Laws, Regulations and Strategies
Sustainability at the Company is rooted in a long-standing legacy of building for the future. We believe that integrating sustainability into our business processes is imperative to future growth and long-term success as an organization.

Through ongoing engagement across and beyond our organization, the Company continually refines our sustainability approach, including as part of our integration of KCS. Please see “Climate-Related Risks—Transition Risks" in Item 1A. Risk Factors for further discussion. We value feedback from our stakeholders, strive to learn from our performance and constantly challenge ourselves to improve our practices, including our sustainability disclosure practices.

Climate and Other Environmental, Social, and Sustainability Related Laws and Regulations
In recent years, federal, provincial, state and international lawmakers and regulators have increased their focus on companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social, and sustainability matters. Recent legal developments with respect to such matters include the legislative and rule-making activities of securities regulatory authorities in Canada, the U.S. and Mexico. In addition, recently enacted or proposed environmental, social, and governance ("ESG") related statutes or regulations in certain U.S. states may impact the operations, preferences, activities and financial conditions of the Company and its customers and other stakeholders. We are monitoring these legal developments, as well as trends in climate and other ESG-related litigation and regulatory investigations, as well as their potential impact on the Company’s climate and other ESG-related activities (including its strategies, disclosure and risk management practices). Please see “Legal and Regulatory Risks” in Item 1A. Risk Factors for further discussion.

Sustainability Governance
The Company has established a clear governance structure to effectively communicate and respond to relevant sustainability topics, while striving to be proactive in implementing its sustainability commitments and practices. The Board of Directors, through its committees, is responsible for the monitoring and oversight of the Company's key risks, strategies, and sustainability topics. The Risk and Sustainability Committee of the Board is responsible for reviewing ESG performance against sustainability objectives, as well as strategic plans and opportunities to align sustainability objectives with long-term climate strategy.

With oversight from the President and CEO of the Company, implementation of the Company’s sustainability objectives, including as they relate to climate change, is guided by a cross-functional executive Sustainability Steering Committee. Updates and progress reports on the Company's sustainability objectives and management approach to sustainability topics are regularly provided to the Risk and Sustainability Committee of the Board.

Climate Strategy
The Company published its first Climate Strategy in 2021, outlining our approach to managing potential climate-related impacts across the business.

CPKC 2024 ANNUAL REPORT / 13

The Company has taken action to support the execution of our carbon reduction efforts. In June 2023, the Company announced a consolidated 2030 locomotive GHG emissions reduction target using the Science Based Targets Initiative’s ("SBTi") sectoral-based approach for freight railroads and a well-below 2⁰C global warming scenario. The consolidated 2030 target for the Company's combined locomotive operations was validated by the SBTi.

To lead our focus on decarbonization, in 2022 we established a Carbon Reduction Task Force, composed of the Company’s engineers and operations experts. Reporting to the Sustainability Steering Committee, the Carbon Reduction Task Force evaluates, recommends, and implements climate action measures to reduce GHG emissions and drive performance in the direction of our science-based targets.

The Company also strives to advance implementation of our climate strategy by exploring carbon reduction opportunities that are aligned to the demands of our business. For example, the Company has developed North America’s first line-haul hydrogen-powered freight locomotive using fuel cells and batteries to power the locomotive’s electric traction motors. In 2024, the Company continued to advance our hydrogen locomotive program, with two converted hydrogen locomotives in service, two in the testing phase, and two additional locomotives that were in production and have since been completed. Additionally, the construction of two hydrogen production and refueling facilities were completed.

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

Total Employees and Workforce
An employee is defined by the Company as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The total number of employees as of December 31, 2024, was 19,797, a decrease of 130 compared to 19,927 as of December 31, 2023.

Workforce is defined as employees plus contractors and consultants. The total workforce as of December 31, 2024 was 19,924, a decrease of 114 compared to 20,038 as of December 31, 2023.

Unionized Workforce
Class I railways are party to collective bargaining agreements with various labour unions. The majority of the Company's employees belong to labour unions and are subject to these agreements. The Company manages collaborative relationships with union members in Canada, the U.S., and Mexico.

Unionized employees represent nearly 73% of our workforce and are represented by 74 active bargaining units.

Canada
Within Canada, there are eight bargaining units representing approximately 7,100 Canadian unionized active employees. From time to time, we negotiate to renew collective agreements with various unionized groups of employees. In such cases, the collective agreements remain in effect until the bargaining process has been exhausted (pursuant to the Canada Labour Code). Three agreements are open for renewal of which two have been referred to binding Mediation/Arbitration (TCRC - T&E and TCRC - RCTC). A tentative agreement reached with United Steelworkers (Clerical and Intermodal) is subject to ratification. Collective bargaining has also resulted in recent agreements being ratified by the TCRC-Maintenance of Way Employees Division (Engineering) and Unifor (Mechanical). Agreements are in place with the other three bargaining units in Canada, of which two are effective until December 31, 2025, and one is in effect until December 31, 2026. Please see Item 1. Business - Business Developments for further discussion.

U.S.
In the U.S., there are currently 65 active bargaining units on nine subsidiary railroads representing approximately 4,200 unionized active employees. We are actively negotiating 64 collective agreements with 62 of those agreements having recently opened for renewal on November 1, 2024.

Mexico
In Mexico, approximately 3,200 of CPKCM's employees are covered by a single labour agreement. The compensation terms under this labour agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The current agreement terms will remain in effect until new terms have been negotiated in 2025.

14 / CPKC 2024 ANNUAL REPORT
Health and Safety
CPKC is an industry leader in rail safety and we are committed to protecting our employees, our communities, our environment, and our customers’ goods. The Company finished the year with the lowest FRA-reportable train accident frequency among Class I railways for the second year in a row. This safety performance is building on Canadian Pacific's legacy of 17 consecutive years of industry leadership. Aside from mainline train operations, many of our employees work in yards, terminals, and shops across our network with machinery and heavy equipment, and often in extreme weather conditions. Our employees' safety is of utmost importance to the Company and through continuous improvement objectives in 2024 we have continued to look at ways to integrate and improve safety in these areas of our network operation. Operate Safely is one of the five foundations of our organization as a successful railroad and it starts at the door with our HomeSafe safety culture with knowing and following the rules accordingly. The FRA-reportable train accident and personal injury frequency rates are key metrics as part of the Company's annual incentive plan.

During 2024, we continued our roll out of HomeSafe and other initiatives to drive our safety culture across the entire CPKC network, tapping into the human side of safety and what it means to promote both safety engagement and constructive feedback. HomeSafe puts everyone on the same level of safety operation expectations and empowers all employees to begin a safety conversation, no matter their role or position. HomeSafe, Safety Walkabouts and other safety initiatives have been instrumental in maintaining a strong safety performance in 2024.

Our FRA-reportable personal injury incidents rate per 200,000 employee-hours decreased 18% to 0.95 (2023 - 1.16) and our FRA-reportable train accident rate per million train-miles decreased 5% to 1.01 (2023 - 1.06). The Company’s safety performance is disclosed publicly on a quarterly basis using standardized metrics set out by the FRA.

Talent Management
The Company’s talent management strategy is led by our Human Resources department, which oversees recruitment, development, engagement, and retention programs and processes. It is further supported by our executive led Leadership and Diversity Steering Committee. This Committee is comprised of CEO direct reports and is designed to cultivate and sustain a thriving, dynamic workforce and leadership team, both now and into the future.

As part of the Company's succession planning program, senior leaders are deeply involved in developing the pool of future leaders and ensuring robust development plans are in place. Succession plans are regularly presented to our Board of Directors, ensuring continuous oversight and strategic alignment.

The Management Resources and Compensation Committee of the Board of Directors plays a critical role in reviewing and informing the Company's compensation plans and programs.

Moreover, the Company maintains internal policies and processes related to recruitment, compensation, and diversity and inclusion. By implementing these policies and through ongoing workforce initiatives, we ensure that our talent attraction practices, employee and leadership development, succession planning, engagement, and fostering diversity and inclusion are consistent with our commitments, foundations, and values.

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

The Company recognizes the valuable skills and experience that veterans have gained from serving their country and we are proud to have earned the Military Friendly® designation in the U.S. We have also been named one of Alberta's Top 85 Employers for the sixth consecutive year.

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

Our strategy involves delivering specialized training, best practices, and skill-broadening opportunities to all employees. The Company offers a variety of training opportunities, including, but not limited to, technical/on-the-job training, role-specific offerings as well as optional courses. Training includes instructor-led in-person and virtual classes, blended, e-learning, and self-directed online learning.

Non-union employees also complete annual performance reviews with development action plans with their leaders to set individual goals tied to the Company's five foundations and track progress against Company expectations as well as career development goals. Additionally, the Company offers a robust set of leadership development programs to support employees' career growth.

CPKC 2024 ANNUAL REPORT / 15

The Company encourages all employees to take an active role in their career planning and development. We believe that investing in our employees leads to improved workplace morale and fosters a supportive working environment.

Diversity and Inclusion
Diversity is one of our core values. We define diversity broadly, and believe that different backgrounds, experiences, and perspectives enhance creativity and innovation and encourage diversity of thought in the workplace. We are continually working on programs and opportunities to attract, retain, and develop the best people and skill sets for the Company.

The Company recognizes the importance of Board member diversity as a critical component of objective oversight and continuous improvement. As of December 31, 2024, four of the 12 directors (33.3%) are women. Additionally, three of our male directors identify as a minority, which makes the majority of the Board of Directors (58.3%) members of "designated groups" as defined in the Employment Equity Act of Canada.

We pride ourselves on offering a diverse and inclusive workplace with a variety of career opportunities in both our corporate and field locations. We recruit and hire talent based on relevant skills and experience, and seek to attract the highest quality candidates regardless of gender, age, cultural heritage, or ethnic origin.

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

16 / CPKC 2024 ANNUAL REPORT
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

The Company is affected by fluctuating fuel prices. Fuel expense constitutes a significant portion of the Company’s operating costs. Fuel prices can be subject to dramatic fluctuations and significant price increases could have a material adverse effect on the Company's results of operations. The Company currently employs a fuel cost adjustment program to help reduce volatility in changing fuel prices, but the Company cannot be certain that it will always be able to fully mitigate rising or elevated fuel prices through this program. Factors affecting fuel prices include worldwide oil demand, international geopolitics, weather, refinery capacity, supplier and upstream outages, unplanned infrastructure failures, environmental and sustainability policies, and labour and political instability.

The Company relies on technology and technological improvements to operate its business. Although the Company devotes significant resources to protect its technology systems and proprietary data, there can be no assurance that the systems and processes we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient in averting such incidents or attacks. (Please see “Item 1C. Cybersecurity” for further discussion). The Company continually evaluates attackers’ techniques, tactics and motives, and strives to be diligent in its monitoring, training, planning, and prevention. However, due to the increasing sophistication of cyber-attacks and greater complexity within our IT supply chain, the Company may be unable to anticipate or implement appropriate preventive measures to detect and respond to a security breach.

CPKC 2024 ANNUAL REPORT / 17

This includes the rising rates of reported ransomware events, human error, or other cyber-attack methods disrupting the Company’s systems or the systems of third parties. If the Company or third parties whose technology systems we rely on were to experience a significant disruption or failure of one or more of their information technology or communications systems (either as a result of an intentional cyber or malicious act, or an unintentional error), it could result in significant service interruptions, safety failures or other operational difficulties such as: unauthorized access to confidential or other critical information or systems, loss of customers, financial losses, regulatory fines, and misuse or corruption of critical data and proprietary information, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. The Company also may experience security breaches that could remain undetected for an extended period and, therefore, have a greater impact on the services we offer. In addition, if the Company is unable to acquire, develop or implement new technology, the Company may suffer a competitive disadvantage, which could also have an adverse effect on its results of operations, financial condition, and liquidity.

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

Legal and Regulatory Risks
The Company is subject to significant governmental legislation and regulation across different jurisdictions over commercial, operating and environmental, climate, sustainability and other matters. The requirements and expectations of regulators and stakeholders continue to evolve and diverge, and our ability to meet these requirements and expectations may have a material adverse impact on our results of operations. The Company’s railway operations are subject to extensive federal laws, regulations and rules in the countries it operates. Operations are subject to economic and safety regulations in Canada primarily by the Agency and TC. The Company’s U.S. operations are subject to economic and safety regulation by the STB and the FRA. The Company’s Mexican operations are subject to economic and safety regulations by the SICT and ARTF. Any new rules from regulators could have a material adverse effect on the Company's financial condition, results of operations and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure. Various other regulators, including the FRA, and the PHMSA, directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental and other matters. Together, the FRA and the PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives, and hazardous materials requirements. In addition, the U.S. Environmental Protection Agency (“EPA”) has regulatory authority with respect to matters that impact the Company's properties and operations. Additional regulation of the rail industry by these regulators or federal and state or provincial legislative bodies, whether under new or existing laws, may result in increased capital expenditures and operating costs and could have a significant negative impact on the Company’s ability to determine prices for rail services and result in a material adverse effect in the future on the Company’s business, financial position, results of operations, and liquidity in a particular year or quarter. This potential material adverse effect could also result in reduced capital spending on the Company’s rail network or in abandonment of lines.

In addition, these laws and regulations are evolving, and may impose differing or inconsistent requirements on us. For example, environmental, social and sustainability-related topics such as climate change and diversity, as well as companies’ actions and initiatives on such issues, have received significant attention from lawmakers, regulators and other stakeholders. Various governments, including the U.S. and Canadian federal governments, as well as local, regional provincial and state governments, have adopted or are considering legislation, regulation or policies on these topics, which may diverge from, or potentially conflict with, those in other jurisdictions. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. Failure to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes. Moreover, our customers, shareholders, employees and other stakeholders have diverse and evolving expectations, demands and perspectives on various topics, including environmental, social and sustainability topics. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks.

18 / CPKC 2024 ANNUAL REPORT
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

Risks Related to the Kansas City Southern Transaction
The Company may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the recent acquisition of KCS and is subject to continuing obligations under the STB’s final decision, which could adversely affect the Company’s business. On April 14, 2023, the Company assumed control of KCS. The success of the KCS acquisition will depend on, among other things, the Company’s ability to successfully integrate the business of KCS with the Company's other U.S. rail carrier subsidiaries in a manner that facilitates growth opportunities, realizes anticipated synergies, and achieves the projected cost savings, revenue growth and profitability targets of the combined businesses without adversely affecting current revenues and investments in future growth. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition, which may involve delays or additional and unforeseen expenses. Integration and other disruptions from the KCS acquisition may also disrupt the Company’s ongoing businesses. In connection with the integration of the

CPKC 2024 ANNUAL REPORT / 19

KCS business, the Company has incurred and expects to continue to incur significant costs. These costs may exceed the savings and efficiencies the Company expects to achieve from the integration of the businesses.

In connection with the STB's March 15, 2023 final decision, the STB imposed a number of conditions, including among others (i) commitments by the combined company to keep gateways open on commercially reasonable terms and create no new bottlenecks, (ii) environmental-related conditions, (iii) data reporting and retention requirements, and (iv) a seven-year oversight period for the STB to monitor adherence to these conditions. In addition, the Company inherited conditions previously imposed by the STB on KCS in connection with various prior KCS acquisitions, including in relation to KCS’s commitment to keep the Laredo gateway open on commercially reasonable terms in connection with its prior acquisition of The Texas Mexican Railway. Furthermore, the STB has the authority to issue supplemental orders to address issues or concerns that may arise in the future. In addition, the final decision is subject to a pending petition for review in the U.S. Court of Appeals for the District of Colombia Circuit by a coalition of communities in the Chicago area. Compliance with these conditions and orders, or revisions or additions to the conditions imposed by the STB, could impact the Company’s operations and cause the Company to incur significant expenses. If the Company is not able to successfully achieve its objectives from the KCS acquisition within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which may adversely affect the Company’s business.

Risks related to Operations in Mexico
The Mexican concession of CPKCM is subject to revocation or termination in certain circumstances, which would prevent CPKCM from conducting rail operations under the Concession and would have a material adverse effect on the Company’s results of operations. CPKCM operates under the Concession granted by the Mexican government for a period of 50 years which is renewable under certain conditions, for additional periods, each up to 50 years. The Concession gives CPKCM exclusive rights to provide freight transportation services over its rail lines through 2037 (the first 40 years of the 50-year Concession), subject to certain trackage and haulage rights granted to other freight rail concessionaires, and subject to trackage and haulage rights afforded to concessionaires of concessions that may be granted by the SICT to provide passenger rail service in the future.

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

20 / CPKC 2024 ANNUAL REPORT
The SICT may also terminate the Concession as a result of CPKCM’s surrender of its rights under the Concession, or for reasons of public interest or upon CPKCM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SICT for any reason, CPKCM would receive no compensation and its interest in its rail lines, and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession could have a material adverse effect on the Company’s results of operations.

The Company’s ownership of CPKCM and operations in Mexico subject it to Mexican economic and political risks. The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions and policies concerning the economy and state-owned enterprises, including with respect to taxes, salaries, pension, transport and similar services, as well as other political events in Mexico could have a significant impact on Mexican private sector entities in general and on CPKCM’s operations in particular. For example, CPKCM operations could be impacted with the introduction of new legislation or policies to regulate the railway industry, the energy market, or labour and tax conditions. The Company cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or CPKCM’s operations. For example, from time to time, teachers' protests in Mexico have resulted in service interruptions on CPKCM’s right of ways. The Company’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico. For example, the Company has a tax contingency related to an audit assessment, which is currently in litigation, for the CPKCM 2014 Mexico tax return. An adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements in a particular quarter or period. Tax contingencies are further discussed in Notes 6 and 25 of Item 8. Financial Statements and Supplementary Data.

The social and political situation in Mexico could adversely affect the Mexican economy and CPKCM’s operations, and changes in laws, public policies, regulations and government programs, including measures related to new or increased taxes, could be enacted, each of which could also have a material adverse effect on the Company’s consolidated financial statements.

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

Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rates could have material adverse effects on the Company’s results of operations. The level and timing of the Company’s Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of current or future multinational trade agreements on such trade. The Mexican operations depend on the United States and Mexican markets for the products CPKCM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Failure to preserve trade provisions conducive to trade, or any other action imposing import duties or border taxes, could negatively impact our customers and the volume of rail shipments, and could have a material adverse effect on the Company’s results of operations.

Downturns in the United States or Mexican economies or in trade between the United States and Mexico could have material adverse effects on the Company’s results of operations and the Company’s ability to meet debt service obligations. In addition, the Company has invested significant amounts in developing its intermodal operations, including the Port of Lázaro Cárdenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lázaro Cárdenas. Reductions in trading volumes, which may be caused by factors beyond the Company’s control, including increased government regulations regarding the safety and quality of Asian-manufactured products, could have a material adverse effect on the Company’s results of operations.

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

CPKC 2024 ANNUAL REPORT / 21

Climate-Related Risks
Climate change presents both physical and transition risks to our business. A summary of climate-related risks that could adversely affect our business, operations and financial results is discussed below.

Physical Risks
Changing climate conditions, severe weather or natural disasters could result in significant business interruptions and costs to the Company. The Company is exposed to severe weather conditions and natural disasters, including earthquakes, volcanism, hurricanes, tropical storms, tornadoes, floods, fires, avalanches, mudslides, extreme temperatures, and significant precipitation that have caused track outages, severe damage to infrastructure, and business interruptions that have adversely affected the Company’s entire rail network. These events have resulted and can result in substantial costs to respond during the event and recover following the event. Costs can include modifications to existing infrastructure or implementation of new infrastructure to prevent future impacts to our business.

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

Transition Risks
Reputational Risks
The Company has established a GHG emissions reduction target, and may establish updated or new targets in the future to guide the implementation of the Company's carbon reduction efforts. The Company's inability to achieve our sustainability goals, including the current GHG emissions reduction target or any future targets we may establish could negatively impact the Company, including both our reputation and financial results. The Company has established a science-based GHG emissions reduction target (please see “Sustainability-Related Laws, Regulations and Strategies—Climate Change” in Item 1. Business for further discussion). Our current GHG emissions reduction target and any future GHG emissions reduction targets we may establish are subject to a number of risks, assumptions and uncertainties that include, but are not limited to: changes in carbon markets; evolving sustainability strategies and scientific, methodological or technological developments, including future investments in and the availability of GHG emissions-reduction tools and technologies, shifts in the science, data, methodology and legal and financial considerations underlying our climate and sustainability-related analysis and strategy, including those developed and used by organizations such as SBTi, the ability of the Company to successfully implement its climate and sustainability-related strategies and initiatives (including actions and plans undertaken by the Company to reduce GHG emissions), significant changes in the Company's GHG emissions profile as a result of changes to its railway asset base, the Company's ability to work with governments and third parties to mitigate the impacts of climate change, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, capital spending, actions of vendors, the willingness of customers to acquire our services, cost of network expansion, maintenance and retrofits, and physical impact of climate change on our business. In addition, the accuracy, consistency and usefulness of climate or sustainability-related data (including data underlying our current or future targets and their baselines) could be impacted by a number of factors, including the accuracy of the assumptions in the science-based methodology used to calculate this data, improvement in our data collection and measuring systems, activities such as joint ventures, mergers and acquisitions or divestitures, and industry-driven changes to methodologies. Further, as we continue to integrate KCS, we are conducting additional data-gathering and intend to further assess the climate and sustainability strategies and initiatives for the combined company, and may make changes to our existing strategies and initiatives as a result.

As a result of these and other factors, we may not achieve our current GHG emissions reduction target or any future GHG emissions reduction targets we may establish or do so in a manner that meets standards and expectations developed by third parties such as SBTi. We cannot assure that the Company's current or future plans to reduce GHG emissions will be viable or successful. In addition, there can be no assurance that our shareholders and other stakeholders will agree with our goals and strategies or be satisfied with our efforts to attain such goals. Moreover, any perception, whether or not valid, that we have failed to act responsibly with respect to such matters, failed (or may fail) to achieve our goals or to effectively respond to new or additional legal or regulatory requirements, could adversely affect our business, reputation, and exposure to legal risks. As a result, there is no assurance that we will be able to successfully achieve our sustainability goals, which could damage our reputation and customer and other stakeholder relationships and have an adverse effect on our business, results of operations, and financial condition.

22 / CPKC 2024 ANNUAL REPORT
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

Market Risks
A number of the sectors the Company serves have the potential to be significantly impacted by climate-related transitional risks, including increased regulations, technology changes, and shifts in consumer preferences. The Company’s business is based on transporting a wide variety of commodities from suppliers to the marketplace. The Company regularly transports energy commodities that serve refineries, processing locations, and end-users across North America and global markets. The Company’s business lines include thermal and metallurgical coal, petroleum coke, crude oil and petroleum products, including liquefied petroleum gas, fuel oil, asphalt, gasoline, condensate (diluent), and lubricant oils.

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

General Risk Factors
Global Risks
Changes in global economic conditions, international trade policies, and public health conditions could negatively affect demand for commodities and other freight transported by the Company. A decline or disruption in domestic, cross-border, or global economic conditions, including fluctuations in interest rates and changes to international trade policies and tariffs, that affect the supply or demand for commodities that the Company transports may decrease the Company’s freight volumes. This could result in a material adverse effect on the Company’s financial or operating results and liquidity. Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact on the Company's financial position, results of operations, and liquidity in a particular year or quarter.

The Company is also subject to outbreaks of infectious disease, such as risks related to pandemics, which can have adverse impacts on economic and market conditions and the Company's business. Public health crises, including pandemics, have created, and in the future may create, significant volatility, uncertainty, and economic disruption in the regions in which the Company operates and therefore adversely affect the Company's business.

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

The Company's indebtedness may pose risks and/or intensify existing risks. As at December 31, 2024, we have $22,623 million of indebtedness.

CPKC 2024 ANNUAL REPORT / 23

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

Our increased indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the KCS combination, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

The agreements that govern our indebtedness contain various affirmative and negative covenants that may, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, change our line of business and/or merge or consolidate with any other person or sell or convey certain of our assets to another person. In addition, some of the agreements that govern our debt financings contain a financial covenant that requires us to maintain certain financial ratios. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and failure to comply with them could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations.

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

24 / CPKC 2024 ANNUAL REPORT

Governance and Oversight
The Board of Directors oversees the work of all its committees, including the Audit and Finance Committee. The Audit and Finance Committee is responsible for, among other things, overseeing the Company’s financial disclosures and its internal and external audit functions, maintaining the integrity of financial reporting and internal controls, and providing stewardship and guidance to management in its approach to the assessment and mitigation of cybersecurity risks. The Chief Information Officer ("CIO") provides annual and periodic updates to the Audit and Finance Committee and the Board of Directors on cybersecurity risks and the Company’s strategy for mitigating such risks. Additionally, the Chief Information Security Officer ("CISO") briefs the Audit and Finance Committee periodically. The Audit and Finance Committee also receives updates on information systems and cybersecurity audit and advisory engagements from the Chief Internal Auditor.

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

The Company's cybersecurity risk management program is supervised by the Managing Director of Enterprise Security who reports directly to the CISO. The CIO and CISO regularly update senior leadership and the executive committee on cybersecurity risks.

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

ITEM 2. PROPERTIES

Network Geography
The Company operates on a network of approximately 20,000 miles of main track, of which the Company accesses 3,300 miles under trackage rights. The Company's track network represents the size of the Company's operations that connects markets, customers, and other railways. The Company’s network accesses the U.S. markets directly through five wholly-owned subsidiaries: Soo Line Railroad Company (“Soo Line”), a Class I railway operating in the U.S. Midwest; the Dakota, Minnesota & Eastern Railroad ("DM&E"), which operates in the U.S. Midwest; Delaware & Hudson Railway Company, Inc., which operates between eastern Canada and the U.S. Northeast; the Central Maine & Quebec Railway U.S. Inc., which operates in the U.S. Northeast, and the Kansas City Southern Railway Company, which operates in the central and south-central U.S. KCS indirectly owns CPKCM which operates in northeastern and central Mexico and the port cities of Lázaro Cárdenas, Veracruz, Altamira and Tampico.

The Company’s network in Canada covers approximately 8,400 miles and extends from the Port of Vancouver on Canada’s Pacific Coast to the Port of Montréal, and eastern Québec and to the Port of Saint John via a haulage agreement. The U.S. network covers approximately 8,800 miles and extends through industrial centres of Chicago, Illinois; Detroit, Michigan; Buffalo and Albany, New York; Minneapolis, Minnesota; Kansas City, Missouri; and to the U.S. Gulf Coast with port access at Port Arthur, Texas, New Orleans, Louisiana, and Mobile, Alabama via agreement. The Company’s network in Mexico extends approximately 3,100 miles from the Laredo, Texas border crossing through Mexico City, with port access at Lázaro Cárdenas, Veracruz, Altamira, and Tampico.

CPKC 2024 ANNUAL REPORT / 25

EDMONTON
VANCOUVER
CALGARY
MOOSE JAW
REGINA
WINNIPEG
LETHBRIDGE
THUNDER BAY
DULUTH
MINNEAPOLIS
/ ST. PAUL
MONTRÉAL
QUÉBEC CITY
CÔTE SAINT-LUC
LACHINE
SAINT JOHN
SEARSPORT
TORONTO
VAUGHAN
BUFFALO
MILWAUKEE
DETROIT
WINDSOR
NEW YORK
CHICAGO
DAVENPORT
KANSAS CITY
ST. LOUIS
SHREVEPORT
MYRTLEWOOD
DALLAS
JACKSON
MERIDIAN
MOBILE
BEAUMONT
GULFPORT
HOUSTON
LAKE
CHARLES
NEW ORLEANS
PORT
ARTHUR
LAREDO
SANCHEZ
CORPUS CHRISTI
MONTERREY
BROWNSVILLE
SAN LUIS
POTOSÍ
ALTAMIRA
TAMPICO
ESCOBEDO
QUERÉTARO
MEXICO CITY
VERACRUZ
TOLUCA
LÁZARO CÁRDENAS
CPKC
CPKC trackage, haulage and leased lines
CPKC transload facility
CPKC intermodal terminal
CPKC classification yard

At December 31, 2024, the breakdown of the Company's operated track miles is as follows:

Total
First main track	19,176
Second and other main track	1,165
Passing sidings and yard track	5,809
Industrial and way track	1,898
Total track miles	28,048

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

26 / CPKC 2024 ANNUAL REPORT
short-term or long-term operating leases.

The Company’s locomotive fleet is comprised of largely high-adhesion alternating current line haul locomotives that are more fuel efficient and reliable and have superior hauling capacity as compared with standard direct current locomotives. The Company has entered into locomotive leases in the past to ensure there is appropriate capacity to meet market demand. The Company’s locomotive productivity, defined as the daily average GTMs divided by daily average operating horsepower, for the years ended December 31, 2024 and 2023, was 165 and 171 GTMs per operating horsepower, respectively. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. As of December 31, 2024, the Company had 257 locomotives in storage. As of December 31, 2024, the Company owned or leased the following locomotive units:

Locomotives	Owned	Leased	Total	Average Age (in years)
Line haul	1,376	54	1,430	16
Road Switcher	760	3	763	38
Yard Switcher	49	—	49	51
Total locomotives	2,185	57	2,242	24

The Company’s average in-service utilization percentage for freight cars, for the years ended December 31, 2024 and 2023, was 79% and 81%, respectively. As of December 31, 2024, the Company owned and leased the following freight cars:

Freight cars	Owned	Leased	Total	Average Age (in years)
Box car	3,974	1,022	4,996	31
Covered hopper	15,270	6,202	21,472	17
Flat car	1,660	1,386	3,046	29
Gondola	6,163	2,151	8,314	26
Intermodal	1,781	150	1,931	22
Multi-level autorack	6,137	2,811	8,948	16
Company service car	2,978	443	3,421	48
Open top hopper	227	20	247	32
Tank car	29	556	585	18
Total freight cars	38,219	14,741	52,960	22

As of December 31, 2024, the Company owned and leased the following units of intermodal equipment:

Intermodal equipment	Owned	Leased	Total	Average age (in years)
Containers	10,467	—	10,467	6
Chassis	6,999	2,418	9,417	12
Total intermodal equipment	17,466	2,418	19,884	9

Headquarters Office Building
The Company's global headquarters in Calgary, Alberta is a multi-building campus encompassing the head office building, a data centre, training facility, and other office and operational buildings. The Company’s U.S. headquarters is located in Kansas City while Mexican headquarters are located in Monterrey, Nuevo Leon and Mexico City.

The Company's main dispatch centre is located in Calgary, and is the primary dispatching facility in Canada. Rail traffic controllers coordinate and dispatch crews, and manage the day-to-day locomotive management across the network, 24 hours a day, and seven days a week. The operations centre has a complete backup system in the event of any power disruption.

CPKC 2024 ANNUAL REPORT / 27

In addition to fully operational redundant systems, the Company has a fully integrated Business Continuity Centre, should the Company's operations centre be affected by any natural disaster, fire, cyber-attack, or hostile threat.

The Company also maintains dispatch centres in the U.S. and Mexico, located in Kansas City and Monterrey, respectively, to service the dispatching needs of locomotive and train crews working in the U.S. and Mexico, respectively.

Capital Expenditures
The Company incurs expenditures to expand and enhance its rail network, rolling stock, and other infrastructure. These expenditures are aimed at improving efficiency and safety of our operations. Such investments are also an integral part of the Company's multi-year capital program and support growth initiatives.

In 2024, the Company invested in capital expenditures of $2,825 million (2023 - $2,468 million), up 14% from the prior year mainly as a result of assets acquired as part of the KCS acquisition. For further details, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Encumbrances
Refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 16 Debt, for information on the Company's finance lease obligations and assets held as collateral under these agreements.

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

28 / CPKC 2024 ANNUAL REPORT
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

Name, Age and Position	Business Experience
Keith Creel, 56 President and Chief Executive Officer	Mr. Creel became the first President and Chief Executive Officer ("CEO") of CPKC on April 14, 2023. Mr. Creel previously served as President and CEO of the Company from January 31, 2017 to April 13, 2023. He was appointed the Company's President and Chief Operating Officer ("COO") in February 2013 and joined the Company's Board of Directors in May of 2015. Under Mr. Creel's leadership, the Company achieved industry-leading safety performance and delivered more efficient ways to connect customers to domestic and global markets, playing a prominent role in connecting communities across North America.

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

Nadeem Velani, 52 Executive Vice-President and Chief Financial Officer	Mr. Velani is Executive Vice-President and Chief Financial Officer of CPKC. In his role, Mr. Velani serves as a key member of the CPKC executive leadership team responsible for helping plan the long-term strategic direction of the company with duties including financial planning, investor relations, reporting and accounting systems, as well as procurement, treasury and tax.

Previously, Mr. Velani served as Executive Vice-President and Chief Financial Officer at the Company having earlier served as Vice-President Investor Relations. Prior to joining the Company, Mr. Velani spent 15 years at CN where he worked in a variety of positions in Strategic and Financial Planning, Investor Relations, Sales and Marketing and the Office of the President and CEO.

Mr. Velani holds a Bachelor of Economics degree from Western University and an MBA in finance/international business from McGill University. In 2022, Mr. Velani completed the Advanced Management Program at Harvard Business School.
John Brooks, 54 Executive Vice-President and Chief Marketing Officer	Mr. Brooks is Executive Vice-President and Chief Marketing Officer ("CMO") of CPKC. Mr. Brooks is responsible for CPKC's business units and leads a group of highly capable sales and marketing professionals across North America. Mr. Brooks is also responsible for strengthening partnerships with existing customers, generating new opportunities for growth, enhancing the value of the company's service offerings and developing strategies to optimize CPKC's book of business.

Previously, Mr. Brooks served as Executive Vice-President and CMO of the Company from February 2019. He worked in senior marketing roles at the Company since joining in 2007, including past experience as Senior Vice-President and CMO and Vice-President, Marketing - Bulk and Intermodal. Mr. Brooks began his railroading career with Union Pacific Corporation and later helped start I&M Rail Link, LLC, which was purchased by DM&E in 2002. Mr. Brooks was Vice-President, Marketing at DM&E prior to it being acquired by the Company in 2007.

With more than 25 years in the railroading business, Mr. Brooks brings a breadth of experience to the CMO role that is pivotal to the Company's continued and future success.

Mr. Brooks holds a Bachelor of Arts in finance from the University of Northern Iowa and a minor in real estate finance.

CPKC 2024 ANNUAL REPORT / 29

Mark Redd, 54 Executive Vice-President and Chief Operating Officer	Mr. Redd is Executive Vice-President and COO of CPKC, bringing considerable leadership experience in rail operations and safety excellence to the role. Mr. Redd oversees the 24/7 operations of CPKC's North American network, including teams responsible for network transportation, operations, mechanical, engineering, training and safety.

Previously, Mr. Redd served as Executive Vice-President Operations of the Company from September 2019. He joined the Company in October 2013 as General Manager Operations U.S. West and has held various leadership positions. In April 2016, he became Vice-President Operations Western Region and in February 2017, he became Senior Vice-President Operations Western Region. Previous to these roles, Mr. Redd worked for over 20 years at Kansas City Southern Railway Company where he held a variety of leadership positions in network and field operations, including Vice-President Transportation where he oversaw key operating functions in the U.S. and Mexico.

Mr. Redd holds Bachelor's and Master's degrees of science in management from the University of Phoenix and an Executive MBA from the University of Missouri - Kansas City.
James Clements, 55 Executive Vice-President, Strategic Planning and Corporate Services	Mr. Clements is Executive Vice-President, Strategic Planning and Corporate Services at CPKC. Mr. Clements has responsibilities that include the Company's strategic government relations and communications functions as well as leadership of CPKC's ongoing multi-year integration and change management efforts.

Previously, Mr. Clements served as Senior Vice-President, Strategic Planning and Technology Transformation at the Company since September 2019. Before this appointment, he was the Vice-President, Strategic Planning and Transportation Services of the Company from 2014. Mr. Clements has more than 20 years' experience at the Company, enabling an extensive understanding of the Company's customers, processes, systems, and leadership of CP-KCS integration planning. His previous experience and leadership roles cover a wide range of areas of the Company’s business, including car management, finance, logistics, grain marketing and sales in both Canada and the U.S., as well as marketing and sales responsibilities for various other lines of business.

Mr. Clements holds an MBA in finance/international business from McGill University and a Bachelor of Science in computer science and mathematics from McMaster University.
Laird Pitz, 80 Senior Vice-President and Chief Risk Officer	Mr. Pitz is Senior Vice-President and Chief Risk Officer ("CRO") at CPKC. In his role, Mr. Pitz is responsible for risk management, police services, U.S. and Canadian casualty and general claims, environmental risk and forensic audit investigations.

Previously, Mr. Pitz served as Senior Vice-President and CRO of the Company since October 2017. He also served as the Vice-President and CRO of the Company from October 2014 to October 2017, and the Vice-President, Security and Risk Management of the Company from April 2014 to October 2014. Prior to joining the Company, Mr. Pitz was retired from March 2012 to April 2014, and Vice-President, Risk Mitigation of CN from September 2003 to March 2012.

Mr. Pitz, a Vietnam War veteran and former Federal Bureau of Investigation special agent, is a 40-year career professional who has directed strategic and operational risk mitigation, security and crisis management functions for companies operating in a wide range of fields, including defence, logistics and transportation.
Mike Foran, 51 Senior Vice-President, Network and Capacity Management	Mr. Foran is Senior Vice-President, Network and Capacity Management at CPKC. In this role, Mr. Foran is responsible for guiding the use of company assets to align with corporate objectives to drive strategic, sustainable growth.

Previously, Mr. Foran served as Vice-President, Market Strategy and Asset Management at the Company since May 2017. During his more than 20 years at the Company, Mr. Foran has worked in operations, business development, marketing and general management.

Mr. Foran holds an Executive MBA from the Ivey School of Business at Western University and a Bachelor of Commerce from the University of Calgary.

30 / CPKC 2024 ANNUAL REPORT

Maeghan Albiston, 43 Senior Vice-President and Chief Human Resources Officer	Ms. Albiston is Senior Vice-President and Chief Human Resources Officer at CPKC. Ms. Albiston is responsible for leading the Company's Human Resources function across North America, including in the areas of talent management, recruitment, total rewards, occupational health and leadership development. Ms. Albiston also oversees the management of the Company's pension plans, which include the Company's defined benefit pension plan, one of the oldest and largest corporate pension plans in Canada.

During her nearly 20 year career at the Company, Ms. Albiston has held a number of leadership roles, most recently as Vice-President Capital Markets where she acted as the primary point of contact for the financial community with oversight for the investor relations, treasury and pension functions.

Ms. Albiston holds a Bachelor of Commerce from the University of Alberta.
Oscar Augusto Del Cueto Cuevas, 58 CPKCM President, General Manager and Executive Representative	Mr. Del Cueto is the President and the Executive Representative of CPKCM. Mr. Del Cueto has more than 30 years of experience in the railway industry. Mr. Del Cuteo joined KCS de Mexico in 2006 where he served in numerous roles including Director of Mechanical, Director of Transportation, General Superintendent of Transportation and Vice President and General Director.

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
Pam Arpin, 50 Senior Vice-President and Chief Information Officer
Ms. Arpin is Senior Vice-President and Chief Information Officer at CPKC. Previous to this appointment, she was the Company's first Vice-President Innovation & Business Transformation, a portfolio she retains in her current role, including oversight of the Company's Network Service Centre.

Ms. Arpin has navigated an extensive and varied career at the Company, and has 20-plus years of experience covering a wide range of areas including commercial, operations, finance, and customer service roles. She was named the 2019 Railway Woman of the Year by the League of Railway Women and was named one of Canada's Most Powerful Women: Top 100 by the Women's Executive Network that same year.

Ms. Arpin holds a Bachelor of Commerce from the University of Saskatchewan.

Cassandra Quach, 51 Vice-President, Chief Legal Officer and Corporate Secretary	Ms. Quach is Vice-President, Chief Legal Officer and Corporate Secretary. Ms. Quach has accountability for the overall strategic leadership, oversight and performance of the legal and corporate secretarial functions of CPKC, which include regulatory, commercial, litigation, and securities matters across the Canada, U.S., and Mexico network. She also has accountability for handling privacy matters and provides strategic support to senior management and the Board of Directors in all areas.

Since joining the Company in 2005 as Legal Counsel, Ms. Quach has held various roles within the Legal Services team with increasing responsibilities, including being promoted to be the Assistant Vice-President, Regulatory and Commercial Law after the successful acquisition of Kansas City Southern. Prior to joining the Company, Ms. Quach practiced law at the law firm of Moore Wittman Phillips, mainly with a focus on commercial litigation.

Ms. Quach holds a Bachelor of Arts, with a major in Law & Society and a Bachelor of Laws degree from the University of Calgary. Ms. Quach was called to the Alberta Bar in 2000.

CPKC 2024 ANNUAL REPORT / 31

PART II

32 / CPKC 2024 ANNUAL REPORT
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Information
The Common Shares are listed on the TSX and on the NYSE under the symbol "CP".

Share Capital
At February 26, 2025, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 933,713,487 Common Shares issued and outstanding, which consisted of 13,541 holders of record of the Common Shares, and no preferred shares issued and outstanding. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of Common Shares subject to the options. At February 26, 2025, 6,558,443 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 20,088,456 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

CPKC 2024 ANNUAL REPORT / 33

ITEM 6. [RESERVED]

34 / CPKC 2024 ANNUAL REPORT
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CPKC 2024 ANNUAL REPORT / 35

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the related notes in Item 8. Financial Statements and Supplementary Data, and other information in this annual report. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars. The following section generally discusses 2024 and 2023 items and comparisons between 2024 and 2023. Discussions of 2022 items and comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

For purposes of this report, unless the context indicates otherwise, all references herein to “CPKC”, “the Company”, “we”, “our” and “us” refer to Canadian Pacific Kansas City Limited ("CPKC") and its subsidiaries, which includes Kansas City Southern ("KCS") as a consolidated subsidiary on and from April 14, 2023 (the "Control Date"). Prior to the Control Date, the Company's 100% interest in KCS was accounted for and reported as an equity-method investment.

Executive Summary
2024 Results

•Total revenues were $14,546 million, an increase of 16% compared to $12,555 million in 2023. The increase was primarily due to the impact of the KCS acquisition, higher volumes as measured by revenue ton-miles ("RTMs"), and higher freight revenue per RTM.
•Diluted earnings per share ("EPS") was $3.98, a decrease of 5% compared to $4.21 in 2023.
•Core adjusted combined diluted EPS was $4.25, an increase of 11% compared to $3.84 in 2023.
•Operating ratio was 64.4%, a 60 basis point improvement from 65.0% in 2023.
•Core adjusted combined operating ratio was 61.3%, a 70 basis point improvement from 62.0% in 2023.

Core adjusted combined diluted EPS and Core adjusted combined operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Performance Indicators

For the year ended December 31	2024	2023	% Change
Gross ton-miles (“GTMs”) (millions)	388,958	348,447	12
Train miles (thousands)	46,892	41,312	14
Fuel efficiency (U.S. gallons of locomotive fuel consumed /1,000 GTMs)	1.033	1.026	1
Total employees (average)	20,144	18,233	10

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs was primarily due to the impact of the KCS acquisition and higher volumes of Grain, Energy, chemicals and plastics, Potash, Automotive, and Intermodal. This increase was partially offset by lower volumes of Metals, minerals and consumer products and Coal.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles reflected the impact of a 12% increase in workload (GTMs) and a 2% decrease in average train weights, which was primarily due to the impact of the KCS acquisition.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The decrease in 2024 fuel efficiency was primarily due to the impact of the KCS acquisition.

36 / CPKC 2024 ANNUAL REPORT
An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs. The increase in the average number of total employees was primarily due to the acquisition of KCS.

Results of Operations
Operating Revenues

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$14,223	$12,281	$1,942	16
Non-freight revenues (in millions)	323	274	49	18
Total revenues (in millions)	$14,546	$12,555	$1,991	16
Carloads (in thousands)	4,370.0	4,045.6	324.4	8
Revenue ton-miles (in millions)	211,458	188,960	22,498	12
Freight revenue per carload (in dollars)	$3,255	$3,036	$219	7
Freight revenue per revenue ton-mile (in cents)	6.73	6.50	0.23	4

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

Total Revenues
The increase in Freight revenues was primarily due to the impact of the KCS acquisition of $1,375 million, higher volumes as measured by RTMs, and higher freight revenue per RTM. The increase in Non-freight revenues was primarily related to a subsurface fibre optic agreement, the impact of the KCS acquisition of $21 million, and higher leasing revenues.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs was primarily due to the impact of the KCS acquisition and higher volumes of Grain, Energy, chemicals and plastics, Potash, Automotive, and Intermodal, partially offset by lower volumes of Metals, minerals and consumer products and Coal.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM was primarily due to higher freight rates and the favourable impact of the change in foreign exchange ("FX") of $94 million, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenues of $184 million.

CPKC 2024 ANNUAL REPORT / 37

Lines of Business
Grain

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$3,012	$2,496	$516	21
Carloads (in thousands)	549.6	497.8	51.8	10
Revenue ton-miles (in millions)	58,101	48,592	9,509	20
Freight revenue per carload (in dollars)	$5,480	$5,014	$466	9
Freight revenue per revenue ton-mile (in cents)	5.18	5.14	0.04	1

The increase in Grain revenue was primarily due to the impact of the KCS acquisition, higher volumes of U.S. corn to the U.S. Pacific Northwest, higher volumes of U.S. soybeans and wheat and Canadian grain to Mexico, and an increase in freight revenue per RTM. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of U.S. grain from the U.S. Midwest to the U.S. Pacific Northwest and Mexico, which have longer lengths of haul.

Coal

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$943	$859	$84	10
Carloads (in thousands)	454.3	449.6	4.7	1
Revenue ton-miles (in millions)	22,887	22,095	792	4
Freight revenue per carload (in dollars)	$2,076	$1,911	$165	9
Freight revenue per revenue ton-mile (in cents)	4.12	3.89	0.23	6

The increase in Coal revenue was primarily due to the impact of the KCS acquisition, an increase in freight revenue per RTM, and higher volumes of Canadian coal to Thunder Bay, Ontario and Vancouver, British Columbia ("B.C."). This increase was partially offset by lower volumes of U.S. coal, lower volumes of Canadian coal to Kamloops, B.C., and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of Canadian coal to Thunder Bay and Vancouver, which have longer lengths of haul.

Potash

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$614	$566	$48	8
Carloads (in thousands)	169.3	153.5	15.8	10
Revenue ton-miles (in millions)	17,893	16,904	989	6
Freight revenue per carload (in dollars)	$3,627	$3,687	$(60)	(2)
Freight revenue per revenue ton-mile (in cents)	3.43	3.35	0.08	2

The increase in Potash revenue was primarily due to higher volumes of export potash to the U.S. Pacific Northwest due to recovery of operations following an equipment failure at the Port of Portland in 2023, higher volumes of export potash to Thunder Bay, and an increase in freight revenue per RTM. This increase was partially offset by lower volumes of export potash to Vancouver as a result of the International Longshore and Warehouse Union's work stoppage in November 2024, lower volumes of domestic potash, lower volumes of export potash to Chicago, Illinois, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads increased more than RTMs due to moving higher volumes of export potash to the U.S. Pacific Northwest, which has a shorter length of haul.

38 / CPKC 2024 ANNUAL REPORT
Fertilizers and Sulphur

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$406	$385	$21	5
Carloads (in thousands)	67.2	65.9	1.3	2
Revenue ton-miles (in millions)	5,256	5,014	242	5
Freight revenue per carload (in dollars)	$6,042	$5,842	$200	3
Freight revenue per revenue ton-mile (in cents)	7.72	7.68	0.04	1

The increase in Fertilizers and sulphur revenue was primarily due to higher volumes of dry fertilizers and sulphur moving between Chicago and Alberta, higher volumes of wet fertilizers, the impact of the KCS acquisition, and an increase in freight revenue per RTM. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased more than carloads due to moving higher volumes of dry fertilizers and sulphur between Chicago and Alberta, which have longer lengths of haul.

Forest Products

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$816	$696	$120	17
Carloads (in thousands)	139.5	126.0	13.5	11
Revenue ton-miles (in millions)	9,075	8,028	1,047	13
Freight revenue per carload (in dollars)	$5,849	$5,524	$325	6
Freight revenue per revenue ton-mile (in cents)	8.99	8.67	0.32	4

The increase in Forest products revenue was primarily due to the impact of the KCS acquisition, higher volumes of lumber from B.C. and Alberta to Texas and the U.S. Midwest, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of wood pulp and paperboard and the unfavourable impact of lower fuel prices on fuel surcharge revenue.

Energy, Chemicals and Plastics

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$2,851	$2,301	$550	24
Carloads (in thousands)	581.8	487.0	94.8	19
Revenue ton-miles (in millions)	38,837	33,031	5,806	18
Freight revenue per carload (in dollars)	$4,900	$4,725	$175	4
Freight revenue per revenue ton-mile (in cents)	7.34	6.97	0.37	5

The increase in Energy, chemicals and plastics revenue was primarily due to the impact of the KCS acquisition, higher volumes of fuel oil, conventional crude from Alberta to Chicago, plastics, and ethylene glycol, and an increase in freight revenue per RTM. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue and lower volumes of DRUbitTM crude to Port Arthur, Texas. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

CPKC 2024 ANNUAL REPORT / 39

Metals, Minerals and Consumer Products

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$1,777	$1,579	$198	13
Carloads (in thousands)	517.6	457.8	59.8	13
Revenue ton-miles (in millions)	19,177	18,247	930	5
Freight revenue per carload (in dollars)	$3,433	$3,449	$(16)	—
Freight revenue per revenue ton-mile (in cents)	9.27	8.65	0.62	7

The increase in Metals, minerals and consumer products revenue was primarily due to the impact of the KCS acquisition and an increase in freight revenue per RTM. This increase was partially offset by lower volumes of steel, frac sand to the Bakken and Permian Basin shale formations, and aggregates, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads increased more than RTMs due to the impact of the KCS acquisition, as the KCS network has a shorter average length of haul, and moving lower volumes of frac sand to the Bakken shale formation, which has a longer length of haul.

Automotive

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$1,280	$934	$346	37
Carloads (in thousands)	247.8	201.4	46.4	23
Revenue ton-miles (in millions)	5,014	3,579	1,435	40
Freight revenue per carload (in dollars)	$5,165	$4,638	$527	11
Freight revenue per revenue ton-mile (in cents)	25.53	26.10	(0.57)	(2)

The increase in Automotive revenue was primarily due to higher volumes from Mexico to various locations in North America, from Vancouver to eastern Canada, and from Ontario to the U.S. Midwest, the impact of the KCS acquisition, and higher freight rates. This increase was partially offset by a decrease in freight revenue per RTM due to the unfavourable impact of lower fuel prices on fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes from Mexico to the U.S. Midwest and from Vancouver to eastern Canada, which have longer lengths of haul.

Intermodal

For the year ended December 31	2024	2023	Total Change	% Change
Freight revenues (in millions)	$2,524	$2,465	$59	2
Carloads (in thousands)	1,642.9	1,606.6	36.3	2
Revenue ton-miles (in millions)	35,218	33,470	1,748	5
Freight revenue per carload (in dollars)	$1,536	$1,534	$2	—
Freight revenue per revenue ton-mile (in cents)	7.17	7.36	(0.19)	(3)

The increase in Intermodal revenue was primarily due to the impact of the KCS acquisition, higher international intermodal volumes to and from the Port of Vancouver, including onboarding a new customer, and to and from the Port of Saint John, higher domestic intermodal wholesale volumes, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by a decrease in freight revenue per RTM, lower domestic intermodal volumes between Mexico and Texas, and lower international intermodal volumes to and from the Port of Montréal. Freight revenue per RTM decreased due to the unfavourable impact of lower fuel prices on fuel surcharge revenue. RTMs increased more than carloads due to moving higher international intermodal volumes to and from the Port of Vancouver, which has a longer length of haul, and moving lower domestic intermodal volumes between Mexico and Texas, which has a shorter length of haul.

40 / CPKC 2024 ANNUAL REPORT
Operating Expenses

For the year ended December 31 (in millions of Canadian dollars)	2024	2023	Total Change	% Change
Compensation and benefits	$2,565	$2,332	$233	10
Fuel	1,802	1,681	121	7
Materials	406	346	60	17
Equipment rents	347	277	70	25
Depreciation and amortization	1,900	1,543	357	23
Purchased services and other	2,347	1,988	359	18
Total operating expenses	$9,367	$8,167	$1,200	15

Compensation and Benefits
Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense was primarily due to:
•the impact of the KCS acquisition of $243 million;
•the impact of wage and benefit inflation; and
•increased volume variable expense as a result of an increase in workload as measured by GTMs.

This increase was partially offset by:
•lower acquisition-related costs incurred by CPKC primarily due to restructuring charges of $50 million incurred by KCS in 2023;
•a reduction in training costs; and
•a decrease in stock-based compensation (excluding amounts included in the impact of the KCS acquisition, and acquisition-related costs) of $28 million driven by changes in payout rates and the Common Share price.

Fuel
Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense in 2024 was primarily due to the impact of the KCS acquisition of $179 million and an increase in workload, as measured by GTMs. This was partially offset by the impact of lower fuel prices of $86 million.

Materials
Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense was primarily due to the impact of the KCS acquisition of $33 million and higher locomotive material costs due to a new parts agreement insourcing a subset of maintenance work with favorable offset in purchased services and other effective in the fourth quarter of 2024.

Equipment Rents
Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense was primarily due to:
•the impact of the KCS acquisition of $37 million;
•the impact of cost inflation; and
•lower recoveries from other railways for their use of the Company's locomotives.

This increase was partially offset by greater recoveries from other railways for their use of the Company's freight cars and reduced payments to other railways for the use of their freight cars.

Depreciation and Amortization
Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to a concession granted by the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense was primarily due to:
•the impact of the KCS acquisition of $255 million;
•a higher depreciable asset base as a result of capital program spending in 2024 and 2023; and
•the unfavourable impact of the change in FX of $13 million.

CPKC 2024 ANNUAL REPORT / 41

Purchased Services and Other
Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, provisions for environmental remediation, property taxes, contractor and consulting fees, and insurance premiums. The increase in Purchased services and other expense was primarily due to:
•the impact of the KCS acquisition of $235 million;
•a 2023 business interruption insurance recovery of $51 million;
•the impact of cost inflation;
•higher terminal service costs;
•higher casualty incident costs;
•higher environmental management expenses; and
•the unfavourable impact of the change in FX of $13 million.

This increase was partially offset by:
•a one-time fee of $34 million (U.S. $25 million) received in connection with the Company's agreement to waive a departing executive's non- competition agreement with respect to their employment with Norfolk Southern Corporation;
•lower acquisition-related costs incurred by CPKC, including payments made in 2023 to certain communities across the combined network to address the environmental and societal impacts of increased traffic; and
•lower third-party locomotive costs due to insourcing and a new parts agreement embedded in Materials effective in the fourth quarter of 2024.

Other Income Statement Items
Equity Earnings of Kansas City Southern
On April 14, 2023, the Company assumed control of KCS, and ceased recognizing equity earnings of KCS.

The Company recognized $230 million (U.S. $170 million) of equity earnings of KCS for the period from January 1 to April 13, 2023. This amount was net of amortization of basis differences of $48 million (U.S. $35 million) associated with KCS purchase accounting, and was net of acquisition-related costs (net of tax) incurred by KCS. These basis differences related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt, and were amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments. Acquisition-related costs (net of tax) incurred by KCS in the period from January 1 to April 13, 2023, were $11 million (U.S. $8 million). KCS U.S. dollar historical results were translated at the average FX rate for the period January 1 to April 13, 2023 of $1.00 USD = $1.35 CAD.

Other (Income) Expense
Other (income) expense consists of gains and losses from the change in FX on cash and working capital, the impact of foreign exchange currency forwards, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other income was $42 million, a change of $94 million, or 181%, from Other expense of $52 million in 2023. This change was primarily due to:
•higher equity income of $30 million due to a settlement of a property disposition by an equity investee;
•a lower loss of $35 million on FX forward contracts to sell Mexican pesos and buy U.S.dollars (see Item 8. Financial Statements and Supplementary Data, Note 17 Financial instruments for details); and
•gains on debt extinguishments of $22 million (see Item 8. Financial Statements and Supplementary Data, Note 16 Debt for details).

Other Components of Net Periodic Benefit Recovery
Other components of net periodic benefit recovery are related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery was $352 million in 2024, an increase of $25 million, or 8%, from $327 million in 2023. The increase was primarily due to a decrease in interest cost on the benefit obligation of $17 million and an increase in the expected return on plan assets of $9 million.

Net Interest Expense
Net interest expense includes interest on long-term debt, short-term debt, and finance leases. Net interest expense was $801 million in 2024, an increase of $30 million, or 4%, from $771 million in 2023. The increase was primarily due to interest of $41 million incurred on debt previously issued by KCS and exchanged with Canadian Pacific Railway Company ("CPRC") following the acquisition of control, and higher interest on commercial paper of $19 million as a result of higher outstanding borrowings. This increase was partially offset by lower interest expense of $39 million following the repayment of maturing long-term debt.

Remeasurement of Kansas City Southern
On April 14, 2023, the Company assumed control of KCS and began accounting for its acquisition as a business combination achieved in stages. Upon assuming control, the carrying value of the previously held equity investment in KCS was remeasured to its fair value and upon derecognition, a loss of

42 / CPKC 2024 ANNUAL REPORT
$7,175 million was recognized in 2023. This loss was primarily due to the outside basis tax initially recognized at the time of the Company's initial investment in KCS.

Income Tax Expense (Recovery)
Income tax expense was $1,059 million in 2024, a change of $8,035 million, or 115%, from an income tax recovery of $6,976 million in 2023. The change was primarily due to:
•a deferred income tax recovery of $7,832 million in 2023 on the derecognition of the deferred income tax liability on the outside basis difference of the investment in KCS upon acquiring control;
•the impact of the KCS acquisition of $103 million;
•higher current income tax expense due to higher taxable earnings;
•a deferred income tax recovery of $58 million, recorded in 2023, on the revaluation of deferred income tax balances on unitary state apportionment changes; and
•an outside basis deferred income tax recovery of $23 million, recorded in 2023, arising from the change in the carrying amount of the investment in KCS for financial reporting.

This change was partially offset by an increase in deferred income tax recovery of $68 million due to state corporate income tax rate changes.

The effective income tax rate for 2024 was 22.19% and 24.14% on a Core adjusted basis. The effective income tax rate for 2023 was 228.50% and 24.01% on a Core adjusted basis. The Company's 2025 Core adjusted effective tax rate is expected to be approximately 24.50%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future financial trends either by nature or amount nor provide comparability to past performance. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes equity earnings of KCS (net of tax) and KCS purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP measures. The outlook for the Company’s 2025 Core adjusted effective income tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. These assumptions are discussed further in Item 1A. Risk Factors. Refer also to "Forward-Looking Statements" below for further details.

Impact of Foreign Exchange on Earnings and Foreign Exchange Risk
Although the Company is headquartered in Canada and reports in Canadian dollars, a significant portion of its revenues, expenses, assets and liabilities, including debt, are denominated in U.S. dollars and Mexican pesos. In addition, equity earnings of KCS recognized for the period from January 1 to April 13, 2023 are denominated in U.S. dollars. The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, commodity prices, and Canadian, U.S., and international monetary policies. Fluctuations in FX affect the Company’s financial results because revenues and expenses denominated in U.S. dollars and Mexican pesos are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. Mexican peso-denominated revenues and expenses increase (decrease) when the U.S. dollar weakens (strengthens) in relation to the Mexican peso.

In 2024, the U.S. dollar strengthened to an average rate of $1.37 Canadian/U.S. dollar and the Mexican Peso weakened to an average rate of Ps.13.32 Mexican Peso/Canadian dollar, compared to $1.35 Canadian/U.S. dollar and Ps.13.12 Mexican Peso/Canadian dollar in 2023, resulting in an increase in Total revenues of $95 million, an increase in Total operating expenses of $48 million, and an increase in Net interest expense of $11 million.

In 2025, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $76 million (2024 - approximately $75 million), negatively (or positively) impacts Operating expenses by approximately $43 million (2024 - approximately $46 million), and negatively (or positively) impacts Net interest expense by approximately $6 million (2024 - approximately $5 million) on an annualized basis.

In 2025, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $6 million (2024 - approximately $7 million) and negatively (or positively) impacts Operating expenses by approximately $6 million (2024 - approximately $7 million) on an annualized basis.

The Company uses U.S. dollar-denominated debt and operating lease liabilities to hedge its net investment in U.S. operations. As at December 31, 2024, the net investment in U.S. operations is greater than the total U.S. denominated debt and operating lease liabilities. Consequently, FX translation on the Company's unhedged net investment in U.S. operations is recognized in Other comprehensive income. There is no additional impact on earnings in Other (income) expense related to the FX translation on the Company’s debt and operating lease liabilities.

CPKC 2024 ANNUAL REPORT / 43

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

Impact of Fuel Price on Earnings
Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of the Company's operating expenses. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from the Company's fuel cost adjustment program, as discussed further in Item 1. Business, Operations, Fuel Cost Adjustment Program and Item 1A. Risk Factors, “The Company is affected by fluctuating fuel prices”.

The impact of fuel price on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In 2024, the unfavourable impact of fuel prices on Operating income was $98 million. Lower fuel prices and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program, partially offset by increased carbon levy surcharge revenues, resulted in a decrease in Total revenues of $184 million from 2023. Lower fuel prices resulted in a decrease in Total operating expenses of $86 million from 2023.

Impact of Share Price on Earnings and Stock-Based Compensation
Fluctuations in the Common Share price affect the Company's Operating expense because stock-based compensation liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In 2024, the change in the Company's Common Share price resulted in a stock-based compensation expense recovery of $13 million, a variance of $17 million from $4 million expense in 2023.

Based on information available at December 31, 2024 and expectations for 2025 share-based grants, for every $1.00 change in the Company's Common Share price, stock-based compensation expense has a corresponding change of approximately $1.9 million to $2.7 million. This excludes the impact of changes in Common Share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to other Class I railways, which may trigger different performance share unit payouts. Stock-based compensation expense may also be impacted by non-market performance conditions.

Liquidity and Capital Resources
The Company's primary sources of liquidity include its Cash and cash equivalents, commercial paper program, bilateral letter of credit facilities, and revolving credit facility. The Company believes that these sources as well as cash flow generated from operations and existing debt capacity are adequate to meet its short-term and long-term cash requirements. The Company is not aware of any material trends, events, or uncertainties that would create any deficiencies in the Company's liquidity.

As at December 31, 2024, the Company had $739 million of Cash and cash equivalents compared to $464 million at December 31, 2023.

During 2024, the Company repaid the remaining balance of U.S. $1,429 million ($2,002 million) on its 1.35% 3-year Notes. The Company also repaid U.S. $48 million ($66 million) on its 5.41% Senior Secured Notes and repurchased, on the open market, certain of its Senior Notes with principal values of U.S. $176 million ($241 million).

Effective June 25, 2024, the Company entered into a third amended and restated revolving credit facility (the "facility") agreement to extend the maturity dates under the facility. The amendment extended the maturity date of the five-year U.S. $1.1 billion tranche from May 11, 2028 to June 25, 2029. The amendment also extended the maturity date of the two-year U.S. $1.1 billion tranche from May 11, 2025 to June 25, 2026. As at December 31, 2024, the Company had U.S. $200 million ($288 million) drawn on the two-year U.S. $1.1 billion tranche of its revolving credit facility (December 31, 2023 - undrawn) and was undrawn on the five-year U.S. $1.1 billion tranche (December 31, 2023 - undrawn).

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. The Company's existing commercial paper program is backed by the revolving credit facility. As at December 31, 2024, the Company had total commercial paper borrowings outstanding of U.S. $1,102 million ($1,586 million) (December 31, 2023 - U.S. $800 million ($1,058 million)).

The Company has bilateral letter of credit facilities with six financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at December 31, 2024, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2023 - $nil) and had letters of credit drawn of $95 million (December 31, 2023 - $93 million) from a total available amount of $300 million.

44 / CPKC 2024 ANNUAL REPORT
Contractual Commitments
The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, capital commitments, supplier purchases, leases, and other long term liabilities. Outstanding obligations related to debt and leases can be found in Item 8. Financial Statements and Supplementary Data, Note 16 Debt and Note 19 Leases. Interest obligations related to debt and finance leases amount to $783 million within the next 12 months, with the remaining amount committed thereafter of $17,054 million.

Supplier purchase agreements and other long-term liabilities due in the next 12 months are $971 million and $73 million, respectively. The remaining amounts committed thereafter are $2,944 million and $632 million, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities. Capital commitments are discussed further in Item 8. Financial Statements and Supplementary Data, Note 25 Commitments and contingencies.

Concession Duty
The Company's subsidiary, Kansas City Southern de México, S.A. de C.V. ("CPKCM") has a fifty-year concession (the "Concession"), which will expire in 2047 but is renewable under certain conditions, for additional periods, each up to 50 years. Under the Concession, CPKCM pays annual concession duties equal to 1.25% of its gross revenues. Capital commitments under the Concession are described in Item 8. Financial Statements and Supplementary Data, Note 25 Commitments and contingencies.

Guarantees
Refer to Item 8. Financial Statements and Supplementary Data, Note 26 Guarantees for details.

Operating Activities
Cash provided by operating activities increased $1,132 million in 2024 compared to 2023. The increase was primarily due to an increase in cash generating income, including the impact of the acquisition of KCS, and an unfavourable change in working capital in 2023.

Investing Activities
Cash used in investing activities increased $634 million in 2024 compared to 2023. The increase was primarily due to higher additions to properties, including the impact of the acquisition of KCS, and cash acquired on control of KCS in 2023.

Capital Programs

For the year ended December 31 (in millions of Canadian dollars, except for track miles and crossties)	2024	2023
Additions to capital
Track and roadway	$1,997	$1,623
Rolling stock	346	273
Buildings	140	112
Other	371	483
Total additions to capital	2,854	2,491
Less:
Non-cash transactions	29	23
Cash invested in additions to properties	$2,825	$2,468
Track installation capital programs
Track miles of rail laid	328	323
Track miles of rail capacity expansion	18	24
Crossties installed (thousands)	1,484	1,617

Track and roadway expenditures include the replacement and enhancement of the Company’s track infrastructure. Of the $1,997 million additions to capital in 2024 (2023 - $1,623 million), approximately $1,610 million (2023 - $1,373 million) was invested in the renewal of depleted assets, namely rail, ties, ballast, signals, and bridges. Approximately $387 million (2023 - $250 million) was invested in network improvements and growth initiatives.

CPKC 2024 ANNUAL REPORT / 45

Rolling stock investments encompass locomotives and railcars. In 2024, expenditures on locomotives were approximately $335 million (2023 - $186 million) which were focused on the continued investment in the Company's locomotive fleets. Railcar investment of approximately $11 million (2023 - $87 million) was largely focused on the renewal of depleted assets.

In 2024, investments in buildings were approximately $140 million (2023 - $112 million) and included the new operations building in Kansas City, facility upgrades, renovations, and shop equipment. Other investments were $371 million (2023 - $483 million) and included investments in intermodal equipment, information systems, work equipment, and vehicles.

For 2025, the Company expects to invest approximately $2.9 billion in its capital programs. Capital programs are expected to be financed with cash generated from operations. Of the planned capital programs, approximately:
•55% to 60% is expected to be allocated to track and roadway;
•30% to 35% is expected to be allocated to rolling stock, including railcars and locomotives; and
•5% to 15% is expected to be allocated to buildings and other investments.

Additional discussion of capital commitments can be found in Item 8. Financial Statements and Supplementary Data, Note 25 Commitments and contingencies.

Financing Activities
The Company remains focused on returning to its long-term leverage ratio, following the acquisition of KCS, with repayments and repurchases of long-term debt remaining stable across the comparative period. Cash used in financing activities increased $297 million in 2024 compared to 2023. The increase was primarily due to a decrease in net issuances of commercial paper of $656 million, driven by net issuances of $439 million in 2024 compared to $1,095 million in 2023. This was partially offset by an increase of $274 million in short term borrowings in 2024, driven by drawings on the Company's revolving credit facility.

Credit Measures
Credit ratings provide information relating to the Company’s operations and liquidity, and affect the Company’s ability to obtain short-term and long-term financing and/or the cost of such financing. The margin that applies to outstanding loans under the Company’s revolving credit facility is based on the credit rating assigned to the Company’s senior unsecured and unsubordinated debt. If the Company’s credit ratings were to decline to below investment-grade levels, the Company could experience a significant increase in its interest cost for new debt along with a negative effect on its ability to readily issue new debt.

Credit ratings and outlooks are based on the rating agencies’ methodologies and can change from time to time to reflect their views of the Company. Their views are affected by numerous factors including, but not limited to, the Company’s financial position and liquidity along with external factors beyond the Company’s control.

As at December 31, 2024, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2023. During the first quarter of 2024, Moody's Investor Service ("Moody's") upgraded the Company's outlook from stable to positive. The following table shows the ratings issued for the Company by the rating agencies noted as at December 31, 2024 and is being presented as it relates to the Company’s cost of funds and liquidity. During the first quarter of 2025, Moody's upgraded the Company's Long-term debt rating to Baa1.

Credit ratings as at December 31, 2024(1)

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

46 / CPKC 2024 ANNUAL REPORT
Supplemental Guarantor Financial Information
CPRC a 100%-owned subsidiary of CPKC, is the issuer of certain securities, which are fully and unconditionally guaranteed by CPKC on an unsecured basis. The other subsidiaries of CPRC do not guarantee the securities and are referred to below as the “Non-Guarantor Subsidiaries”.

As of the date of the filing of the Form 10-K, CPRC had U.S. $12,466 million principal amount of SEC-registered debt securities outstanding due through 2115 issued in the U.S. pursuant to a trust indenture, and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $2,300 million principal amount of debt securities outstanding due through 2050 issued in Canada under our Canadian base shelf prospectus for which CPKC is the guarantor and not subject to the Exchange Act.

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

Pursuant to Rules 3-01 and 13-01 of the Securities Exchange Commission ("SEC")'s Regulation S-X, the Company provides summarized financial and non-financial information of CPRC in lieu of providing separate financial statements of CPRC.

Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor) on a combined basis after elimination of (i) intercompany transactions and balances among CPRC and CPKC; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income.

Statement of Income Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
For the year ended December 31 (in millions of Canadian dollars)	2024	2023
Total revenues	$6,877	$6,577
Total operating expenses	4,300	4,074
Operating income (1)	2,577	2,503
Less: Other (2)	516	468
Income before income tax expense	2,061	2,035
Net income	$1,496	$1,480
(1) Includes net lease costs incurred from Non-Guarantor Subsidiaries for the years ended December 31, 2024, and 2023 of $462 million and $463 million, respectively.
(2) Includes Other (income) expense, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheet Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
As at December 31 (in millions of Canadian dollars)	2024	2023
Assets
Current assets	$1,237	$1,240
Properties	12,904	12,327
Other non-current assets	4,901	3,562

Liabilities
Current liabilities	$4,128	$4,359
Long-term debt	19,618	19,169
Other non-current liabilities	3,832	3,412

CPKC 2024 ANNUAL REPORT / 47

Excluded from the Income Statement and Balance Sheet information above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
For the year ended December 31 (in millions of Canadian dollars)	2024	2023
Dividend income from Non-Guarantor Subsidiaries	$622	$309
Capital contributions to Non-Guarantor Subsidiaries	—	(4,324)
Return of capital from Non-Guarantor Subsidiaries	422	—

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
As at December 31 (in millions of Canadian dollars)	2024	2023
Assets
Accounts receivable, intercompany	$263	$455
Short-term advances to affiliates	197	1,788
Long-term advances to affiliates	11,351	7,072

Liabilities
Accounts payable, intercompany	$230	$347
Short-term advances from affiliates	130	2,783
Long-term advances from affiliates	3,968	—

Non-GAAP Measures
The Company presents Non-GAAP measures, namely Core adjusted combined operating ratio and Core adjusted combined diluted EPS, to provide an additional basis for evaluating underlying earnings trends in the Company's current period's financial results that can be compared with the results of operations in prior periods. Management believes these Non-GAAP measures facilitate a multi-period assessment of long-term profitability.

These Non-GAAP measures have no standardized meanings and are not defined by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. The presentation of these Non-GAAP measures is not intended to be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP.

Non-GAAP Performance Measures
On the Control Date, Canadian Pacific Railway Limited obtained control of KCS and CPKC began consolidating KCS, which had been accounted for under the equity method of accounting between December 14, 2021 and April 13, 2023. On the Control Date, CPKC’s previously-held interest in KCS was remeasured to its Control Date fair value. CPKC presents Core adjusted combined measures to provide a comparison to prior period financial information as adjusted to exclude certain significant items and KCS purchase accounting. The most directly comparable GAAP measures to certain Non-GAAP measures already include KCS's net income attributable to shareholders as a result of applying the equity method of accounting following the acquisition of shares of KCS on December 14, 2021. For example, CPKC's year ended December 31, 2023 diluted EPS, which included equity earnings of KCS for the period January 1 through April 13, 2023, is used to reconcile to Core adjusted combined diluted EPS. Conversely, the most directly comparable GAAP measures to the other Non-GAAP measures do not include KCS's equity earnings. For example, the operating ratio, which is used to reconcile to Core adjusted combined operating ratio, did not include KCS's operating ratio for the period January 1 through April 13, 2023, as equity income was recognized within non-operating earnings. These measures are calculated by (1) adding KCS historical GAAP results and giving effect to transaction accounting adjustments in a manner consistent with Regulation S-X Article 11 ("Article 11"), where applicable, and (2) adjusting for KCS purchase accounting and significant items that management believes affect the comparability between periods.

48 / CPKC 2024 ANNUAL REPORT
Management believes these Non-GAAP measures provide meaningful supplemental information about our operating results because they exclude certain significant items that are not considered indicative of future financial trends either by nature or amount or provide improved comparability to past performance. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, adjustments to provisions and settlements of Mexican taxes, KCS's gain on unwinding of interest rate hedges (net of CPKC's associated purchase accounting basis differences and tax), as recognized within "Equity earnings of Kansas City Southern" in the Company's Consolidated Statements of Income, loss on derecognition of CPKC’s previously held equity method investment in KCS, discrete tax items, changes in the outside basis tax difference between the carrying amount of CPKC's equity investment in KCS and its tax basis of this investment, a deferred income tax recovery related to the elimination of the deferred income tax liability on the outside basis difference of the investment, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, debt exchange transaction costs, community investments, fair value gain or loss on FX forward contracts and interest rate hedges, FX gain on U.S. dollar-denominated cash on hand from the issuances of long-term debt to fund the KCS acquisition, restructuring, employee retention and synergy incentive costs, and transaction and integration costs incurred by KCS. These items may not be non-recurring, and may include items that are settled in cash. Specifically, due to the magnitude of the acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company expects to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of CPKC's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of CPKC's financial information.

In addition, Core adjusted combined operating ratio and Core adjusted combined diluted EPS exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, amortization of the change in fair value of debt of KCS assumed on the Control Date, and depreciation and amortization of fair value adjustments that are attributable to the non-controlling interest, as recognized within "Depreciation and amortization", "Other (income) expense", "Net interest expense", and "Net loss attributable to non-controlling interest", respectively, in the Company's Consolidated Statements of Income. During the periods prior to the Control Date, KCS purchase accounting represents the amortization of basis differences, being the difference in value between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS immediately prior to its acquisition by the Company, net of tax, as recognized within "Equity earnings of Kansas City Southern" in the Company's Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

Core Adjusted Combined Diluted Earnings per Share

Core adjusted combined diluted EPS is calculated using Diluted EPS reported on a GAAP basis adjusted for significant items less KCS purchase accounting. Prior to the Control Date, KCS was accounted for in CPKC's diluted EPS reported on a GAAP basis using the equity method of accounting and on a consolidated basis beginning April 14, 2023. As the equity method of accounting and consolidation both provide the same diluted EPS for CPKC, no adjustment is required to pre-control diluted EPS to be comparable on a consolidated basis.

In 2024, there were three significant items included in the Net income attributable to controlling shareholders as reported on a GAAP basis as follows:

•during the course of the year, a deferred income tax recovery of $81 million on account of changes in tax rates, that favourably impacted Diluted EPS by 9 cents as follows:
–in the fourth quarter, a deferred income tax recovery of $78 million due to a decrease in the Louisiana state corporate income tax rate, that favourably impacted Diluted EPS by 9 cents; and
–in the second quarter, a deferred income tax recovery of $3 million due to a decrease in the Arkansas state corporate income tax rate, that had minimal impact on Diluted EPS;
•during the course of the year, adjustments to provisions and settlements of Mexican taxes of $4 million recovery ($2 million after deferred income tax expense of $2 million) recognized in "Compensation and benefits", that had minimal impact on Diluted EPS as follows:
–in the fourth quarter, adjustments to provisions and settlements of Mexican taxes of $7 million recovery ($6 million after deferred income tax expense of $1 million) recognized in "Compensation and benefits", that had minimal impact on Diluted EPS;
–in the third quarter, adjustments to provisions and settlements of Mexican taxes of $7 million recovery ($6 million after deferred income tax expense of $1 million) recognized in "Compensation and benefits", that favourably impacted Diluted EPS by 1 cent; and
–in the first quarter, adjustments to provisions and settlements of Mexican taxes of $10 million expense ($10 million after deferred income tax recovery) recognized in "Compensation and benefits", that unfavourably impacted Diluted EPS by 1 cent; and

CPKC 2024 ANNUAL REPORT / 49

•during the course of the year, acquisition-related costs of $112 million in connection with the KCS acquisition ($82 million after current income tax recovery of $30 million), including an expense of $18 million recognized in "Compensation and benefits", $6 million recognized in "Materials", and $88 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 9 cents as follows:
–in the fourth quarter, acquisition-related costs of $22 million in connection with the KCS acquisition ($17 million after current income tax recovery of $5 million) including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents;
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

In 2023, there were five significant items included in Net income attributable to controlling shareholders as reported on a GAAP basis as follows:
•in the second quarter, a remeasurement loss of KCS of $7,175 million recognized in "Remeasurement loss of Kansas City Southern" due to the derecognition of CPKC’s previously held equity method investment in KCS and remeasurement at its Control Date fair value, that unfavourably impacted Diluted EPS by $7.68;
•during the course of the year, a total current tax expense of $16 million related to a tax settlement with the Servicio de Administracion Tributaria ("SAT") of $13 million and a reserve for the estimated impact of potential future audit settlements of $3 million, that unfavourably impacted Diluted EPS by 2 cents as follows:
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
•during the course of the year, a deferred income tax recovery of $72 million on account of changes in tax rates and apportionment, that favourably impacted Diluted EPS by 7 cents as follows:
–in the fourth quarter, a deferred income tax recovery of $7 million due to CPKC unitary state apportionment changes, that favourably impacted Diluted EPS by 1 cent;
–in the third quarter, a deferred income tax recovery of $14 million due to decreases in the Iowa and Arkansas state corporate income tax rates, that favourably impacted Diluted EPS by 2 cents; and
–in the second quarter, a deferred income tax recovery of $51 million due to CPKC unitary state apportionment changes, that favourably impacted Diluted EPS by 5 cents;
•during the course of the year, deferred income tax recovery of $7,855 million on changes in the outside basis difference on the equity investment in KCS, that favourably impacted Diluted EPS by $8.42 as follows:
–in the second quarter, a deferred income tax recovery of $7,832 million related to the elimination of the deferred income tax liability on the outside basis difference of the investment in KCS, that favourably impacted Diluted EPS by $8.39; and
–in the first quarter, a deferred income tax recovery of $23 million on changes in the outside basis difference of the equity investment in KCS that favourably impacted Diluted EPS by 3 cents; and
•during the course of the year, acquisition-related costs of $201 million in connection with the KCS acquisition ($164 million after current income tax recovery of $37 million), including an expense of $71 million recognized in "Compensation and benefits", $2 million recognized in "Materials", $111 million recognized in "Purchased services and other", $6 million recognized in "Other (income) expense", and $11 million recognized in "Equity earnings of Kansas City Southern", that unfavourably impacted Diluted EPS by 17 cents as follows:
–in the fourth quarter, acquisition-related costs of $32 million ($24 million after current income tax recovery of $8 million), including costs of $7 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents;
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

50 / CPKC 2024 ANNUAL REPORT

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis was as follows:

2024:
•during the course of the year, KCS purchase accounting of $352 million ($256 million after deferred income tax recovery of $96 million), including costs of $333 million recognized in "Depreciation and amortization", $3 million recognized in "Purchased services and other" related to the amortization of equity investments, $20 million recognized in "Net interest expense", $3 million recognized in "Other (income) expense", and a recovery of $7 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 27 cents as follows:
–in the fourth quarter, KCS purchase accounting of $93 million ($68 million after deferred income tax recovery of $25 million), including costs of $87 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $6 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 8 cents;
–in the third quarter, KCS purchase accounting of $89 million ($65 million after deferred income tax recovery of $24 million), including costs of $85 million recognized in "Depreciation and amortization", $4 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $1 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents;
–in the second quarter, KCS purchase accounting of $86 million ($62 million after deferred income tax recovery of $24 million), including costs of $82 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $84 million ($61 million after deferred income tax recovery of $23 million), including costs of $79 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

2023:
•during the course of the year, KCS purchase accounting of $297 million ($228 million after deferred income tax recovery of $69 million), including costs of $234 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $17 million recognized in "Net interest expense", $2 million recognized in "Other (income) expense", $48 million recognized in "Equity earnings of Kansas City Southern", and a recovery of $5 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 25 cents as follows:
–in the fourth quarter, KCS purchase accounting of $87 million ($62 million after deferred income tax recovery of $25 million), including costs of $85 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $6 million recognized in "Net interest expense", and a recovery of $5 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents;
–in the third quarter, KCS purchase accounting of $87 million ($63 million after deferred income tax recovery of $24 million), including costs of $81 million recognized in "Depreciation and amortization", $5 million recognized in "Net interest expense", and $1 million in recognized in "Other (income) expense", that unfavourably impacted Diluted EPS by 7 cents;
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

CPKC 2024 ANNUAL REPORT / 51

	For the year ended December 31
	2024	2023
CPKC diluted earnings per share as reported	$3.98	$4.21
Less:
Significant items (pre-tax):
Remeasurement loss of Kansas City Southern	—	(7.68)
Acquisition-related costs	(0.12)	(0.21)
KCS purchase accounting	(0.38)	(0.32)
Add:
Tax effect of adjustments(1)	(0.14)	(0.11)
Adjustments to provisions and settlements of Mexican taxes	—	0.02
Income tax rate changes	(0.09)	(0.07)
Deferred income tax recovery on the outside basis difference of the investment in KCS	—	(8.42)
Core adjusted combined diluted earnings per share	$4.25	$3.84
(1) The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 27.13% for the year ended December 31, 2024 and 1.37% for the year ended December 31, 2023. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

Core Adjusted Combined Operating Ratio

Core adjusted combined operating ratio is calculated from reported GAAP revenue and operating expenses adjusted for (1) KCS operating income prior to the Control Date and giving effect to transaction accounting adjustments in a manner consistent with Article 11, where applicable, (2) significant items (acquisition-related costs and adjustments to provisions and settlement of Mexican taxes) that are reported within Operating income, and (3) KCS purchase accounting recognized in "Depreciation and amortization" and "Purchased services and other".

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

In 2024:
•during the course of the year, adjustments to provisions and settlements of Mexican taxes of $4 million recovery recognized in "Compensation and benefits", that had minimal impact on operating ratio as follows:
–in the fourth quarter, adjustments to provisions and settlements of Mexican taxes of $7 million recovery recognized in "Compensation and benefits", that favourably impacted operating ratio by 0.2%;
–in the third quarter, adjustments to provisions and settlements of Mexican taxes of $7 million recovery recognized in "Compensation and benefits", that favourably impacted operating ratio by 0.2%; and
–in the first quarter, adjustments to provisions and settlements of Mexican taxes of $10 million expense recognized in "Compensation and benefits", that unfavourably impacted operating ratio by 0.3%; and
•during the course of the year, acquisition-related costs were $112 million in connection with the KCS acquisition including costs of $18 million recognized in "Compensation and benefits", $6 million recognized in"Materials", and $88 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis by 0.8%:
–in the fourth quarter, acquisition-related costs of $22 million including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted operating ratio by 0.5%;
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

52 / CPKC 2024 ANNUAL REPORT

In 2023, acquisition-related costs were $197 million in connection with the KCS acquisition including costs of $82 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $113 million recognized in "Purchased services and other", that unfavourably impacted operating ratio on a combined basis, calculated in a manner consistent with Article 11, by 1.4%:
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

KCS purchase accounting included in Operating income on a combined basis calculated in a manner consistent with Article 11, where applicable, was as follows:

2024:
•during the course of the year, KCS purchase accounting of $336 million including $333 million recognized in "Depreciation and amortization" and $3 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.3% as follows:
–in the fourth quarter, KCS purchase accounting of $88 million including $87 million recognized in "Depreciation and amortization" and $1 million recognized in "Purchased services and other" related to the amortization of equity investments, that unfavourably impacted operating ratio by 2.3%;
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

CPKC 2024 ANNUAL REPORT / 53

	For the year ended December 31
	2024	2023
CPKC operating ratio as reported	64.4%	65.0%
Add:
KCS operating income as reported prior to Control Date(1)	—%	—%
Pro forma Article 11 transaction accounting adjustments(2)	—%	0.8%
	64.4%	65.8%
Less:
Acquisition-related costs	0.8%	1.4%
KCS purchase accounting in Operating expenses	2.3%	2.4%
Core adjusted combined operating ratio	61.3%	62.0%
(1) KCS's historical amounts in U.S. dollars were translated into Canadian dollars at the Bank of Canada average exchange rate for the period from January 1 to April 13, 2023 with an effective exchange rate of $1.35.
(2) Pro forma Article 11 transaction accounting adjustments for January 1 through April 13, 2023 represent adjustments made in a manner consistent with Article 11. For January 1 through April 13, 2023, depreciation and amortization of differences between the historical carrying values and the fair values of KCS's tangible and intangible assets and investments prior to the Control Date that unfavourably impacted operating ratio by 0.8% and miscellaneous immaterial amounts that have been reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions.

For more information about these pro forma transaction accounting adjustments for the three months ended March 31, 2023, please see Exhibit 99.1 “Selected Unaudited Combined Summary of Historical Financial Data” of CPKC’s Current Report on Form 8-K furnished with the SEC on May 15, 2023.

54 / CPKC 2024 ANNUAL REPORT
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts and classification of revenues, expenses and other income items during the reporting period. Using the most current information available, the Company reviews estimates on an ongoing basis.

Business Acquisition
As described in Item 8. Financial Statements and Supplementary Data, Note 10 Business acquisition and Note 11 Investment in Kansas City Southern, the Company assumed control of KCS and commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages.

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

A provisional purchase price allocation was determined at the Control Date using the best available information at that time, and the accounting for the acquisition of KCS was completed on April 13, 2024, with the end of the measurement period and the final validation of the fair values assigned to acquired assets and assumed liabilities and non-controlling interest. During the measurement period the provisional purchase price allocation was subject to adjustment as a result of the recognition of additional assets and liabilities reflecting new information obtained about facts and circumstances that existed as of the Control Date that, if known, would have affected the amounts recognized as at that date. Goodwill is the residual value after allocating the fair value of KCS to the assets acquired and liabilities and non-controlling interest assumed, i.e. it represents the excess of the purchase price over the fair value of the identifiable net assets.

Accounting for a business acquisition requires significant judgement to determine the estimated fair value of long-lived assets, intangible assets and assumed liabilities as at the acquisition date. The estimated fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilized customary valuation procedures and techniques. Estimates and assumptions included, but were not limited to, the cash flows an asset was expected to generate in the future and the appropriate weighted average cost of capital as at the Control Date, including market data, historical and future cash flow estimates, growth rates and discount rates.

The Company believes the fair value of KCS and the fair values of the assets acquired and the liabilities and non-controlling interest assumed were based on reasonable assumptions and known information and estimates as of the Control Date. Characteristics of the assumptions and facts used to generate these estimates include measurement uncertainties. Alternative estimates or assumptions could have been used in the establishment of the fair value of KCS and the fair values of the assets acquired and liabilities assumed, including goodwill.

The table below outlines the sensitivities of key estimates. The table includes estimates of the related impacts to the fair values:

(in billions of Canadian dollars, except percentages)	Fair Value	Sensitivity Range		Value Range
Previously held equity investment in KCS	$37.2
Revenue growth rate		-1%	1%	$36.2	$38.3
Terminal EBITDA multiple		-0.5x	0.5x	$35.6	$38.8
EBITDA margin		-1%	1%	$36.7	$37.8
Discount rate		-1%	1%	$38.9	$35.6

Intangible assets including Mexican Concession(1)	$12.2
Terminal growth rate		-0.5%	0.5%	$11.4	$13.1
Discount rate		-1%	1%	$14.4	$10.6

Mexican Concession(1)	$9.2
Renewal probability of Mexican Concession(1)		-10%	10%	$8.9	$9.4
(1) Concession land rights and related assets held under the terms of a concession from the Mexican government are presented with acquired Properties.

CPKC 2024 ANNUAL REPORT / 55

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

At December 31, 2024, the Company had recorded goodwill of $19,350 million, all of which is allocated to a single reporting unit represented by the Company’s rail transportation operating segment, and intangible assets of $3,146 million. In addition to these amounts, the Concession rights and related assets held under a concession from the Mexican government, which are recognized within Properties, totalled $9,836 million at December 31, 2024.

Pensions and Other Benefits
The Company sponsors several defined benefit pension plans, and also provides post-retirement health and life insurance benefits, as well as self-insured workers’ compensation benefits in some Canadian provinces. As described in Part II Item 8 Financial Statements and Supplementary Data, Note 2 Summary of significant accounting policies, and Note 22 Pensions and other benefits, management must make a number of economic and demographic assumptions to calculate the present value of these future benefits. Due to the long-term nature of the benefit payments and the necessity for assumptions, there is a degree of estimation uncertainty in the calculations. The key assumptions are the discount rate, the expected rate of return on plan assets, and certain other actuarial assumptions.

Discount Rate
With the assistance of external actuaries, management determines the discount rate assumption at the measurement date based on market interest rates on debt instruments with cash flows that approximately match the timing and amount of the expected benefit payments. The debt instruments that are referenced for this purpose are rated at least AA (at least BBB in the case of self-insured workers’ compensation benefits) by a recognized rating agency. The aggregate discount rate across the Company’s pension and other benefits plans was 4.68% as at December 31, 2024, and 4.64% as at December 31, 2023. The change in discount rate reflects different interest rates available in the market at the respective measurement dates.

Expected Rate of Return on Plan Assets
To determine the long-term expected rate of return on plan assets assumption, management considers both historical returns and expected long-term future returns obtained from various investment firms for the asset classes that comprise the pension plans’ target asset allocations. Expected rates of return for individual asset classes are weighted based on each plan’s target allocation in order to set the expected rate of return assumption. On an aggregate basis, the expected long-term rate of return on plan assets assumption was approximately 6.70% in 2024 and will continue to be approximately 6.70% in 2025.

Other Actuarial Assumptions
With the assistance of external actuaries, management makes a number of other assumptions to estimate the obligations and costs of the Company’s pension and other benefits plans, including assumptions about mortality rates, retirement ages, and rates of salary increases. To set these assumptions, management considers a variety of factors, including historical experience, industry trends, and expectations specific to the Company’s plans.

Net Periodic Benefit (Recovery) Cost
The following table shows, on an aggregate basis for the defined benefit pension and other benefits plans, the Company’s estimate of 2025 net periodic benefit (recovery) cost compared to actual amounts for 2024.

56 / CPKC 2024 ANNUAL REPORT

For the year ended December 31 (in millions of Canadian dollars)	2025 (estimated)	2024
Current service cost	$98	$97
Other components of net periodic benefit (recovery) cost	(428)	(352)
Net periodic benefit (recovery) cost	$(330)	$(255)

Sensitivities
The following table illustrates the impact of changes to the discount rate and expected rate of return on plan assets assumptions on the projected benefit obligations as at December 31, 2024 and on the 2025 estimated net periodic benefit (recovery) cost of the defined benefit pension and other benefits plans.

(in millions of Canadian dollars)	Projected benefit obligation as at December 31, 2024	Estimated 2025 Current service cost	Estimated 2025 Other components of net periodic benefit (recovery) cost
0.1% increase in discount rate	(119)	(3)	(5)
0.1% decrease in discount rate	123	3	5
0.1% increase in expected return on plan assets	N/A	N/A	(14)
0.1% decrease in expected return on plan assets	N/A	N/A	14

Properties
The Company follows the group depreciation method under which a single depreciation rate is applied to the total cost in a particular class of property, despite differences in the service life or salvage value of individual properties within the same class. The Company performs depreciation studies of each property asset class approximately every three years to update depreciation rates. The studies are conducted with assistance from third-party specialists and analyzed and reviewed by the Company's management. Depreciation studies for U.S. assets are reviewed and approved by the STB. Depreciation studies for Canadian assets are provided to the Canadian Transportation Agency (the "Agency"), but the Agency does not approve depreciation rates. In determining appropriate depreciation rates, management is required to make judgement and assumptions about a variety of key factors that are subject to future variability due to inherent uncertainties. These include the following:

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

It is anticipated that there will be changes in the estimates of weighted-average useful lives and net salvage for each property asset class as assets are acquired, used, and retired. Substantial changes in either the useful lives of properties or the salvage assumptions could result in significant changes to depreciation expense. For example, if the estimated average life of track assets, including rail, ties, ballast, and other track material, increased (or decreased) by one year, annual depreciation expense would decrease (or increase) by approximately $41 million.

Due to the capital intensive nature of the railway industry, depreciation represents a significant part of operating expenses. The estimated useful lives of properties have a direct impact on the amount of depreciation recorded as a component of "Properties" on the Company’s Consolidated Balance Sheets.

CPKC 2024 ANNUAL REPORT / 57

The fair value of the Concession rights and related assets assigned through the Purchase Price Allocation following the acquisition of KCS and as adjusted through the measurement period, are capitalized and depreciated using the group method of depreciation over the lesser of the current expected concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights. At December 31, 2024, the Concession rights and related assets, net of depreciation and amortization, were $9,836 million.

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

Contingent Liabilities
The Company establishes provisions for contingent liabilities, including provisions for environmental remediation, personal injury, and other claims, when it is probable that the Company has incurred losses, and the amounts can be reasonably estimated. The estimates are subject to uncertainty because judgement is required to evaluate the probability that losses have been incurred and the amounts to be accrued. The amount of these provisions and changes therein are disclosed in Item 15. Exhibits, Financial Statement Schedule, (b) Financial Statement Schedule, except for provisions associated with self-insured workers’ compensation benefits administered through the Worker's Compensation Board of four specific Canadian provinces, which are included within “Pension and other benefit liabilities”.

Methodologies specific to the establishment and calculation of the provision for environmental remediation are described in Item 8. Financial Statements and Supplementary Data, Note 18 Other long-term liabilities. The emergence of new rules or information regarding the environmental condition of the Company’s sites, new claims, or an adverse resolution of legal proceedings could have a material adverse impact to the Company's results of operations, financial position, and liquidity.

Contingent liabilities associated with certain legal proceedings are disclosed in Item 8. Financial Statements and Supplementary Data, Note 25 Commitments and contingencies. Specifically, adverse resolutions related to the Lac-Mégantic rail accident, Remington Development Corporation and 2014 Mexico tax assessment legal claims may require material incremental losses to be recognized, as CPKC has not recognized substantial provisions for those contingent liabilities.

All provisions are subject to change as new information becomes known and claims progress through resolution.

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

Deferred income tax expense is reported in “Income tax expense (recovery)” on the Company's Consolidated Statements of Income. Additional disclosures are provided in Item 8. Financial Statements and Supplementary Data, Note 6 Income taxes.

58 / CPKC 2024 ANNUAL REPORT
Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, “project”, “estimate”, “forecast”, “plan”, “intend”, “target”, “will”, “outlook”, "guidance", “should” or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to the most directly comparable GAAP measures without unreasonable efforts, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CPKC has recognized acquisition-related costs, KCS purchase accounting, adjustments to provisions and settlements of Mexican taxes, changes in income tax rates and a change to an uncertain tax item. These or other similar large unforeseen transactions affect CPKC's results on a GAAP basis but may be excluded from CPKC’s Non-GAAP financial measures. Additionally, the U.S.-to-Canadian dollar exchange rate is unpredictable and can have a significant impact on CPKC’s reported results but may be excluded from CPKC’s Non-GAAP financial measures.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K includes forward-looking statements relating, but not limited to statements concerning integration of KCS, forecasted performance factors, the Company's intention to indefinitely reinvest in its foreign investments, the Company’s estimated future defined benefit pension expectations, expected impacts resulting from changes in the U.S. dollar and Mexican peso exchange rates relative to the Canadian dollar, and the effective tax rate, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, statements regarding future payments including income taxes, statements regarding the Company's greenhouse gas emissions targets, our environmental-, climate- or other sustainability-related strategies and initiatives and other information regarding environmental-, climate- or other sustainability-related actions we plan to take in the future.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and include, but are not limited to, expectations, estimates, projections and assumptions relating to: change in business strategies; North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies; the availability and cost of labour, services and infrastructure; labour disruptions; and the satisfaction by third parties of their obligations to the Company. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies and strategic opportunities; general North American and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; changes in commodity prices and commodity demand; uncertainty surrounding timing and volumes of commodities being shipped via the Company; inflation; geopolitical instability; changes in laws, regulations and government policies, including regulation of rates; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption of fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; sufficiency of budgeted capital expenditures in carrying out business plans; services and infrastructure; the satisfaction by third parties of their obligations; currency and interest rate fluctuations; exchange rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions, including the imposition of any tariffs, or other changes to international trade arrangements; the effects of current and future multinational trade agreements on or other developments affecting the level of trade among Canada, the U.S. and Mexico; climate change and the market and regulatory responses to climate change; anticipated in-service dates; success of hedging activities; operational performance and reliability; customer, regulatory and other stakeholder approvals and support; regulatory and legislative decisions and actions; the adverse impact of any termination or revocation by the Mexican government of the Concession; public opinion; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches, volcanism and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions; the outbreak of a pandemic or contagious disease and the resulting effects on economic conditions; the demand environment for logistics requirements and energy prices; restrictions imposed by

CPKC 2024 ANNUAL REPORT / 59

public health authorities or governments; fiscal and monetary policy responses by governments and financial institutions; disruptions to global supply chains; the realization of anticipated benefits and synergies of the CP-KCS transaction and the timing thereof; the satisfaction of the conditions imposed by the U.S. Surface Transportation Board in its March 15, 2023 decision; the successful integration of KCS into the Company; the focus of management time and attention on the CP-KCS transaction and other disruptions arising from the CP-KCS integration; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; improvement in data collection and measuring systems; industry-driven changes to methodologies; and the ability of the management of CPKC to execute key priorities, including those in connection with the CP-KCS transaction. The foregoing list of factors is not exhaustive.

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K. These more specific factors are identified and discussed in Item 1A. Risk Factors. Other risks are detailed from time to time in reports filed by the Company with securities regulators in Canada and the U,S., and filed on SEDAR+ (www.sedarplus.ca) and EDGAR (www.sec.gov).

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

60 / CPKC 2024 ANNUAL REPORT
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk sensitive instruments is set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Foreign Exchange on Earnings and Foreign Exchange Risk and Impact of Share Price on Earnings and Stock-Based Compensation.

Interest Rate Risk
Debt financing forms part of the Company's capital structure. The debt agreements entered into expose the Company to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase.

As at December 31, 2024, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of December 31, 2024 would increase the fair value of the Company's debt as at December 31, 2024 by approximately $1.7 billion (December 31, 2023 - approximately $1.9 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 8. Financial Statements and Supplementary Data, Note 17 Financial instruments.

CPKC 2024 ANNUAL REPORT / 61

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 1263)	62

Consolidated Statements of Income
For the Years Ended December 31, 2024, 2023, and 2022	64

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2024, 2023, and 2022	65

Consolidated Balance Sheets
As at December 31, 2024 and 2023	66

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023, and 2022	67

Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2024, 2023, and 2022	68

Notes to Consolidated Financial Statements	69

62 / CPKC 2024 ANNUAL REPORT
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Kansas City Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Canadian Pacific Kansas City Limited and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and financial statements schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission framework (2013) and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit and Finance Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Defined Benefit Pension
Description of the Matter
At December 31, 2024, the projected benefit obligation of the Company's defined benefit pension plan was $10,166 million, of which the Canadian pension plans represent nearly all the combined pension obligations. As explained in Notes 2 and 22 to the consolidated financial statements, the discount rate used to determine the projected benefit obligation is based on blended market interest rates on high-quality debt instruments with matching cash flows.

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

CPKC 2024 ANNUAL REPORT / 63

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

/s/ Ernst & Young LLP

Chartered Professional Accountants
Calgary, Canada
February 27, 2025

We have served as the Company's auditor since 2021.

64 / CPKC 2024 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions of Canadian dollars, except share and per share data)	2024	2023	2022
Revenues (Note 4)
Freight	$14,223	$12,281	$8,627
Non-freight	323	274	187
Total revenues	14,546	12,555	8,814
Operating expenses
Compensation and benefits (Note 10, 22, 23)	2,565	2,332	1,570
Fuel	1,802	1,681	1,400
Materials (Note 10)	406	346	260
Equipment rents	347	277	140
Depreciation and amortization (Note 10, 12, 14)	1,900	1,543	853
Purchased services and other (Note 10, 25)	2,347	1,988	1,262
Total operating expenses	9,367	8,167	5,485
Operating income	5,179	4,388	3,329
Equity earnings of Kansas City Southern (Note 10, 11)	—	(230)	(1,074)
Other (income) expense (Note 5, 10, 16, 17)	(42)	52	17
Other components of net periodic benefit recovery (Note 22)	(352)	(327)	(411)
Net interest expense (Note 10)	801	771	652
Remeasurement loss of Kansas City Southern (Note 10)	—	7,175	—
Income (loss) before income tax expense (recovery)	4,772	(3,053)	4,145
Current income tax expense	1,031	909	492
Deferred income tax expense (recovery) (Note 10)	28	(7,885)	136
Income tax expense (recovery) (Note 6)	1,059	(6,976)	628
Net income	$3,713	$3,923	$3,517
Net loss attributable to non-controlling interest (Note 10)	(5)	(4)	—
Net income attributable to controlling shareholders	$3,718	$3,927	$3,517
Earnings per share (Note 7)
Basic earnings per share	$3.98	$4.22	$3.78
Diluted earnings per share	$3.98	$4.21	$3.77
Weighted-average number of shares (millions) (Note 7)
Basic	933.0	931.3	930.0
Diluted	934.6	933.7	932.9
See Notes to Consolidated Financial Statements.

CPKC 2024 ANNUAL REPORT / 65

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (in millions of Canadian dollars)	2024	2023	2022
Net income	$3,713	$3,923	$3,517
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	2,622	(655)	1,628
Change in derivatives designated as cash flow hedges	6	7	6
Change in pension and post-retirement defined benefit plans	979	(73)	680
Other comprehensive (loss) income from equity investees	(8)	7	(5)
Other comprehensive income (loss) before income taxes	3,599	(714)	2,309
Income tax expense on above items	(219)	(4)	(115)
Other comprehensive income (loss) (Note 8)	3,380	(718)	2,194
Comprehensive income	$7,093	$3,205	$5,711
Comprehensive income (loss) attributable to non-controlling interest	77	(13)	—
Comprehensive income attributable to controlling shareholders	$7,016	$3,218	$5,711
See Notes to Consolidated Financial Statements.

66 / CPKC 2024 ANNUAL REPORT
CONSOLIDATED BALANCE SHEETS

As at December 31 (in millions of Canadian dollars, except Common Shares)	2024	2023
Assets
Current assets
Cash and cash equivalents	$739	$464
Accounts receivable, net (Note 9)	1,968	1,887
Materials and supplies	457	400
Other current assets	220	251
	3,384	3,002
Investments	586	533
Properties (Note 12, 19)	56,024	51,744
Goodwill (Note 10, 13)	19,350	17,729
Intangible assets (Note 14)	3,146	2,974
Pension asset (Note 22)	4,586	3,338
Other assets (Note 19)	668	582
Total assets	$87,744	$79,902
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities (Note 15, 19)	$2,842	$2,567
Long-term debt maturing within one year (Note 16, 17, 19)	2,819	3,143
	5,661	5,710
Pension and other benefit liabilities (Note 22)	548	581
Other long-term liabilities (Note 18, 19)	867	797
Long-term debt (Note 16, 17, 19)	19,804	19,351
Deferred income taxes (Note 6)	11,974	11,052
Total liabilities	38,854	37,491
Shareholders’ equity
Share capital (Note 20) Authorized unlimited Common Shares without par value. Issued and outstanding are 933.5 million and 932.1 million as at December 31, 2024 and 2023, respectively.	25,689	25,602
Authorized unlimited number of first and second preferred shares; none outstanding.
Additional paid-in capital	94	88
Accumulated other comprehensive income (loss) (Note 8)	2,680	(618)
Retained earnings	19,429	16,420
	47,892	41,492
Non-controlling interest	998	919
Total equity	48,890	42,411
Total liabilities and equity	$87,744	$79,902
See Commitments and contingencies (Note 25).
See Notes to Consolidated Financial Statements.

Approved on behalf of the Board:
	/s/ ISABELLE COURVILLE	/s/ JANET H. KENNEDY
	Isabelle Courville, Director,	Janet H. Kennedy, Director,
	Chair of the Board	Chair of the Audit and Finance Committee

CPKC 2024 ANNUAL REPORT / 67

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions of Canadian dollars)	2024	2023	2022
Operating activities
Net income	$3,713	$3,923	$3,517
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	1,900	1,543	853
Deferred income tax expense (recovery) (Note 6)	28	(7,885)	136
Pension recovery and funding (Note 22)	(305)	(306)	(288)
Equity earnings of Kansas City Southern (Note 10, 11)	—	(230)	(1,074)
Remeasurement loss of Kansas City Southern (Note 10)	—	7,175	—
Dividends from Kansas City Southern (Note 11)	—	300	1,157
Settlement of Mexican taxes (Note 6)	(12)	(135)	—
Settlement of foreign currency forward contracts (Note 17)	(65)	—	—
Other operating activities, net	(14)	60	(67)
Change in non-cash working capital balances related to operations (Note 21)	24	(308)	(92)
Net cash provided by operating activities	5,269	4,137	4,142
Investing activities
Additions to properties	(2,825)	(2,468)	(1,557)
Additions to Meridian Speedway properties	(38)	(31)	—
Proceeds from sale of properties and other assets	64	57	58
Cash acquired on control of Kansas City Southern (Note 10)	—	298	—
Investment in government securities (Note 16)	—	(267)	—
Proceeds from settlement of government securities (Note 16)	—	274	—
Other investing activities, net	3	(25)	3
Net cash used in investing activities	(2,796)	(2,162)	(1,496)
Financing activities
Dividends paid	(709)	(707)	(707)
Issuance of Common Shares (Note 20)	69	69	32
Repayment of long-term debt, excluding commercial paper (Note 16)	(2,327)	(2,395)	(571)
Repayment of term loan (Note 16)	—	—	(636)
Net issuance (repayment) of commercial paper (Note 16)	439	1,095	(415)
Net increase in short-term borrowings (Note 16)	274	—	—
Acquisition-related financing fees (Note 10)	—	(17)	—
Other financing activities, net	2	—	—
Net cash used in financing activities	(2,252)	(1,955)	(2,297)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	54	(7)	20
Cash position
Increase in cash and cash equivalents	275	13	369
Cash and cash equivalents at beginning of period(1)	464	451	82
Cash and cash equivalents at end of year	$739	$464	$451

Supplemental disclosures of cash flow information:
Income taxes paid	$958	$906	$408
Interest paid	$814	$825	$641
(1) As at January 1, 2022, cash and cash equivalents of $82 million included $13 million of restricted cash.
See Notes to Consolidated Financial Statements.

68 / CPKC 2024 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions of Canadian dollars, except per share data)	Share capital	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at December 31, 2021	$25,475	$66	$(2,103)	$10,391	$33,829	$—	$33,829
Net income	—	—	—	3,517	3,517	—	3,517
Other comprehensive income (Note 8)	—	—	2,194	—	2,194	—	2,194
Dividends declared ($0.76 per share)	—	—	—	(707)	(707)	—	(707)
Effect of stock-based compensation expense	—	23	—	—	23	—	23
Common Shares issued for Kansas City Southern acquisition (Note 20)	—	(2)	—	—	(2)	—	(2)
Common Shares issued under stock option plans (Note 20)	41	(9)	—	—	32	—	32
Balance as at December 31, 2022	25,516	78	91	13,201	38,886	—	38,886
Net income (loss)	—	—	—	3,927	3,927	(4)	3,923
Other comprehensive loss (Note 8)	—	—	(709)	—	(709)	(9)	(718)
Dividends declared ($0.76 per share)	—	—	—	(708)	(708)	—	(708)
Effect of stock-based compensation expense	—	27	—	—	27	—	27
Shares issued under stock option plan (Note 20)	86	(17)	—	—	69	—	69
Non-controlling interest in connection with business acquisition (Note 10)	—	—	—	—	—	932	932
Balance as at December 31, 2023	25,602	88	(618)	16,420	41,492	919	42,411
Net income (loss)	—	—	—	3,718	3,718	(5)	3,713
Contribution from non-controlling interest	—	—	—	—	—	2	2
Other comprehensive income (Note 8)	—	—	3,298	—	3,298	82	3,380
Dividends declared ($0.76 per share)	—	—	—	(709)	(709)	—	(709)
Effect of stock-based compensation expense	—	24	—	—	24	—	24
Shares issued under stock option plan (Note 20)	87	(18)	—	—	69	—	69
Balance as at December 31, 2024	$25,689	$94	$2,680	$19,429	$47,892	$998	$48,890
See Notes to Consolidated Financial Statements.

CPKC 2024 ANNUAL REPORT / 69

CANADIAN PACIFIC KANSAS CITY LIMITED
Notes to Consolidated Financial Statements
December 31, 2024

1.    Description of the business
Canadian Pacific Kansas City Limited ("CPKC" or the "Company") owns and operates a transcontinental freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. The Company transports bulk commodities, merchandise, and intermodal freight. CPKC's Common Shares ("Common Shares") trade on the Toronto Stock Exchange and New York Stock Exchange under the symbol "CP".

On April 14, 2023, Canadian Pacific Railway Limited ("CPRL") assumed control of Kansas City Southern ("KCS") and changed its name to Canadian Pacific Kansas City Limited. The Company's Consolidated Financial Statements include KCS as a consolidated subsidiary from April 14, 2023. For the period beginning on January 1, 2022 and ending on April 13, 2023, the Company's 100% interest in KCS was accounted for and reported as an equity-method investment (see Notes 10 and 11).

2.    Summary of significant accounting policies
Basis of presentation
The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Amounts are expressed in Canadian dollars, unless otherwise noted.

Use of estimates and judgements
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts and classification of revenues, expenses, and other income items during the reporting period. These estimates, assumptions, and judgements are based on management's best knowledge of current events and actions, and results could differ. Critical estimates, assumptions, and judgements used in the preparation of the Company's Consolidated Financial Statements relate to:
•Deferred income taxes (Note 6);
•Business acquisitions (Note 10);
•Properties (Note 12);
•Goodwill (Note 13);
•Intangible assets (Note 14);
•Pensions and other benefits (Note 22); and
•Contingent liabilities (Notes 18 and 25).

Principles of consolidation
The Company's Consolidated Financial Statements include the accounts of the Company's subsidiaries from the date the Company assumed control. Intercompany accounts and transactions are eliminated. Third-party ownership interest in the Company's subsidiaries is presented in the Company's Consolidated Financial Statements as activities and amounts attributable to non-controlling interests.

Revenues
Revenues are primarily derived from the provision of freight rail transportation services. Non-freight revenues are primarily derived from passenger service operators, switching fees, and logistics services, and also from leasing land and other property.

Revenue is recognized when promised services are delivered and obligations under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. In the normal course of business, the Company does not generate material revenues through acting as an agent for other entities. Revenues are presented net of taxes collected from customers and remitted to governmental authorities.

Freight revenues
The Company has master service agreements with customers which establish pricing, terms and conditions for future freight services the Company will provide when service requests or bills of lading are received from those customers. Each bill of lading or service request is a distinct performance

70 / CPKC 2024 ANNUAL REPORT
obligation. Transaction prices are generally determined when bills of lading or service requests are initiated, and are allocated to distinct performance obligations based on estimated standalone selling prices which are determined based on observable fair market values. The Company also provides freight transportation services to customers at published rates established in public tariff agreements. In those arrangements, a performance obligation is triggered at the time the freight transportation services are ordered by the customer.

Freight revenues are recognized over time as transportation services are provided and obligations under the terms of a contract with a customer are satisfied. Inputs are used to measure the percentage of completion towards satisfaction of performance obligations. Progress is measured based on elapsed freight transit time relative to total expected freight transit time from origination to destination. The short duration of freight delivery performance obligations generally results in immaterial services in progress at the end of each reporting period.

Certain customer arrangements include variable consideration in the form of rebates, discounts, or incentives. The expected value method is used to estimate the amount of variable consideration to allocate to performance obligations as they are satisfied. Volume rebates are accrued based on estimated volumes and contract terms, and recognized as a reduction of freight revenues as the related freight services are provided. Customer incentives are amortized over the term of the related service agreement.

Customers are invoiced when a bill of lading or service request is processed. Payment for services are due when performance obligations are satisfied. Amounts outstanding at the end of each reporting period are generally collected in the following reporting period. Performance obligations not fully satisfied at the end of a reporting period are generally expected to be satisfied in the following reporting period.

Income taxes
The Company follows the asset and liability method of accounting for income taxes. Under this method, a deferred income tax asset or liability is determined based on the difference between the financial reporting and tax basis of the asset or liability, using enacted tax rates and laws that will be in effect when the difference is expected to reverse. The change in the net deferred income tax asset or liability is included in the computation of "Net income" and "Other comprehensive income (loss)". The effect of changes in income tax rates on deferred income tax assets and liabilities are recognized in income in the reporting period that the change occurs.

The Company records a valuation allowance to reduce deferred income tax assets if it is more likely than not, based on available evidence about future events, that some or all of the deferred income tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. A liability for "unrecognized tax benefits" is recorded for any tax benefits claimed in the Company’s tax returns that do not have a greater than 50% likelihood of being realized upon ultimate settlement.

Investment and other similar tax credits are recognized in "Deferred income taxes" on the Company's Consolidated Balance Sheets and in "Deferred income tax expense (recovery)" on the Company's Consolidated Statements of Income as the related asset is recognized in income.

Earnings per share
Basic earnings per share is calculated using the weighted-average number of the Company's Common Shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method for determining the dilutive effect of Common Shares issuable upon exercise of outstanding stock options.

Equity method investments
The Company's investments in entities over which it can exercise significant influence or has joint control are accounted for using the equity method. Equity-method investments are initially recognized at cost. Subsequently, the carrying amount of the investment is recognized on the Company's Consolidated Balance Sheets, with adjustments to reflect:
•the Company's share of the investment's income or losses, and comprehensive income or losses, based on the Company's share of its common stock and in-substance common stock;
•depreciation, amortization, or accretion related to any basis differences identified at the time the investment was initially recognized;
•dividends and distributions received;
•other-than-temporary impairments; and
•the effects of any intra-entity income or losses and capital transactions.

Distributions from equity-method investments are classified on the Company's Consolidated Statements of Cash Flows according to the nature of the activities that generated the distributions.

CPKC 2024 ANNUAL REPORT / 71

If the Company acquires control of an equity-method investment, it stops accounting for the investment using the equity method. The investment is remeasured to fair value as of the date control was acquired, and any gain or loss is recognized in the Company's Consolidated Statements of Income. Any amounts in "Accumulated other comprehensive income (loss)" ("AOCI") related to the investment are reclassified and included in the calculation of the gain or loss. Any gain or loss on the settlement of a pre-existing relationship between the Company and the investment is recognized in the Company's Consolidated Statements of Income, separately from the business acquisition.

Business acquisitions
Management makes estimates and assumptions to determine the fair values of assets acquired and liabilities and non-controlling interest assumed in a business combination at the acquisition date. Such estimates and assumptions are inherently uncertain and subject to refinement. During the measurement period, the Company may adjust any provisional amounts reported on the acquisition date if additional information is obtained about facts and circumstances that existed on the acquisition date that, if known, would have affected their measurement on that date. Adjustments to provisional amounts are recognized with corresponding adjustments to "Goodwill".

If the acquisition-date fair value of an asset or liability arising from pre-acquisition contingencies cannot be determined as of the acquisition date or during the measurement period, the estimated amount of the asset or liability is recognized if it is probable that the asset existed or the liability had been incurred as of the acquisition date based on information available prior to the end of the measurement period and the amount of the asset or liability can be reasonably estimated. The measurement period ends at the earlier of one year or the date that the necessary information about the facts and circumstances that existed as of the acquisition date concerning the provisional amounts is obtained.

Foreign currency translation
Foreign currency transactions
Foreign currency transactions are denominated in currencies other than CPKC's functional currency, which is the Canadian dollar. Transactions denominated in foreign currencies are translated to the functional currency using the exchange rate prevailing on the day of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured to the functional currency using the exchange rate in effect at the balance sheet date. Foreign exchange gains and losses resulting from the translation of monetary assets and liabilities are included in income in the reporting period they arise.

Foreign operations
Foreign exchange gains and losses arising from the translation of the Company's foreign subsidiaries’ and equity-method investees' functional currencies to CPKC's Canadian dollar presentation are included in "Other comprehensive income (loss)" and recognized in income upon the sale of the foreign operation. Asset and liability accounts are translated at the exchange rates in effect as at the balance sheet date, and revenues and expenses are translated using monthly average exchange rates.

U.S. dollar-denominated debt, finance lease obligations, and operating lease liabilities are designated as hedges of the Company's net investment in foreign subsidiaries and foreign equity-method investees. Accordingly, unrealized gains and losses arising from the translation of the designated U.S. dollar-denominated debt, finance lease obligations, and operating lease liabilities are offset against gains and losses arising from the translation of the Company's foreign operations' accounts in "Other comprehensive income (loss)".

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

Accounts receivable are written off against the allowance for credit losses when it is probable that the remaining contractual payments will not be collected. Subsequent recoveries of amounts previously written off are credited to income in the reporting period they are recovered.

Materials and supplies
Materials and supplies, including fuel and parts used in the repair and maintenance of track structures, equipment, locomotives, and freight cars, are measured at the lower of average cost or net realizable value.

72 / CPKC 2024 ANNUAL REPORT
Properties
Properties are reported at historical cost, less accumulated depreciation or amortization and any impairment. The Company reviews property for impairment when changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated future undiscounted cash flows are less than the carrying amount, the carrying amount is reduced to the estimated fair values, measured using discounted cash flows, and a corresponding impairment loss is recognized in income.

Additions to properties
For property additions and betterments, the Company capitalizes all costs necessary to make the assets ready for their intended use.

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
•attributable indirect costs mainly include costs associated with work trains, material distribution, highway vehicles, and work equipment.
•overheads primarily relate to engineering department costs of planning, designing, and administering the capital projects, which are allocated to projects using a measure consistent with the nature of the cost, based on cost studies.

The Company capitalizes costs incurred for replacements or betterments that enhance the service potential or extend the useful life of the properties, when the expenditures exceed minimum physical and financial thresholds:
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
•Significant freight car refurbishments, locomotive overhauls, and other capital improvements that enhance service potential or extend useful life are capitalized.
•Replacement project costs, including dismantling costs, are expensed or capitalized based on studies of the activities performed in the projects.

Costs to repair or maintain the service potential of properties are expensed.

The Company also capitalizes development costs for major new computer systems.

Group depreciation
The Company primarily uses the group method of depreciation, in which properties with similar characteristics, use, and expected lives are allocated to asset groups:
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
•For the disposal of larger groups of depreciable assets that are unusual and were not considered in the Company's depreciation studies, the Company records a gain or loss for the difference between the net proceeds and the net book value of the assets sold or retired. The accumulated depreciation that is derecognized includes asset-specific accumulated depreciation, when known, or an appropriate portion of the accumulated depreciation recorded for the relevant asset class as a whole, calculated using a cost-based allocation.

CPKC 2024 ANNUAL REPORT / 73

Concession assets
CPKC holds a concession from the Mexican government which authorizes the Company to provide freight transportation services over certain rail lines, including the use of all related track and other assets necessary for the rail lines' operation (the "Concession"). The Concession term ends in June 2047, but is renewable under certain conditions, for additional periods, each up to 50 years.

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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets upon acquisition of a business. On the acquisition date, goodwill is allocated to the reporting unit expected to benefit from the acquisition. The carrying value of goodwill, which is not amortized, is assessed for impairment annually, or more frequently if events or changes in circumstances arise that suggest goodwill may be impaired. The Company's annual review of goodwill is performed in the fourth quarter, on the October 1 balance.

The Company first assesses qualitative factors, including, but not limited to economic, market, and industry conditions, the reporting unit's overall financial performance, and events such as notable changes in management or customers. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment is undertaken. The quantitative assessment is a comparison of the reporting unit's carrying value and fair value. The reporting unit's fair value is defined as the price expected to be received if it was sold in an orderly transaction between market participants. It is determined based on pre-tax discounted cash flows that reflect management's best estimates of the time value of money and risks specific to the reporting unit and its assets. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, an impairment is recognized, measured at the amount by which the reporting unit's carrying value exceeds its fair value.

Intangible assets
Intangible assets with finite lives, consisting primarily of customer contracts, customer relationships, and favourable leases are amortized on a straight-line basis over their estimated useful lives. When there is a change in the estimated useful life of an intangible asset with a finite life, amortization is adjusted prospectively. An intangible asset with a finite life is assessed for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable.

Intangible assets with indefinite useful lives are primarily trackage rights that are expected to generate cash flows indefinitely. They are not amortized but an evaluation is made at least annually of whether indicators of impairment exist. A quantitative impairment assessment is performed if such indicators are identified.

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

74 / CPKC 2024 ANNUAL REPORT

Derivative financial instruments
Derivative financial instruments may be used from time to time to manage the Company's exposure to changes in foreign exchange rates, interest rates, fuel price, and certain compensation tied to the Company's Common Share price. When derivative instruments are used in hedging relationships, the Company identifies, designates, and documents those hedging transactions and regularly tests the transactions to demonstrate effectiveness in order to continue hedge accounting.

The Company's derivative instruments are classified as held-for-trading and recorded at fair value on the Company's Consolidated Balance Sheets as current or non-current assets or liabilities depending on the timing of settlements and the resulting cash flows associated with the instrument. Any changes in the fair value of derivatives that are not designated as hedges are recognized in income in the reporting period the change occurs.

For fair value hedges, changes in the fair value of the hedging instrument are recognized in income along with changes in the fair value of the hedged risk of the asset or liability that is designated as part of the hedging relationship.

For designated cash flow hedges, changes in the fair value of the hedging instrument are recorded in "Other comprehensive income (loss)" and reclassified to income when the hedged item impacts income. If a derivative instrument designated as a cash flow hedge ceases to be effective or is terminated, hedge accounting is discontinued and the gain or loss at that date is deferred in "Other comprehensive income (loss)" and recognized in income concurrently with the related transaction. If an anticipated hedged transaction is no longer probable, the gain or loss is recognized immediately in income. Subsequent gains and losses from derivative instruments for which hedge accounting has been discontinued are recognized in income in the reporting period in which they occur.

Cash flows relating to derivative instruments designated as hedges are included in the same category as the related hedged items on the Company's Consolidated Statements of Cash Flows.

Leases
The Company leases rolling stock, buildings, vehicles, railway equipment, roadway machines, and information systems hardware. Lease liabilities and ROU assets are recognized on the Company's Consolidated Balance Sheets for finance leases and operating leases with fixed terms and in-substance fixed terms.
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
•ROU assets are adjusted for lease prepayments, initial direct costs, and lease incentives.
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

Leases with terms of 12 months or less that do not contain an option to purchase the underlying asset at the end of the lease term that the Company intends to exercise are not recorded on the Company's Consolidated Balance Sheets; lease payments are recognized as expenses in the Company's Consolidated Statements of Income on a straight-line basis over the lease term.

Provision for environmental remediation
Environmental remediation accruals, covering site-specific remediation programs, are recorded on an undiscounted basis unless a reliably determinable estimate of the amount and timing of costs can be established. The accruals are recorded when the costs to remediate are probable and can be reasonably estimated. Certain future costs to monitor sites are discounted at an adjusted risk-free rate. Provisions for environmental remediation costs are recorded in "Other long-term liabilities", except for the current portion, which is recorded in "Accounts payable and accrued liabilities".

Pensions and other benefits
Obligations and net periodic benefit costs for the Company's defined benefit pension plans are actuarially determined using the projected benefit method, pro-rated over the credited service periods of employees. This method incorporates management’s best estimates of actuarial assumptions, such as

CPKC 2024 ANNUAL REPORT / 75

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

Actuarial gains and losses arise from the difference between the actual and expected return on plan assets, and changes in the measurement of the benefit obligation. Periodic net actuarial gains and losses and prior service costs are accumulated and presented as a component of AOCI on the Company's Consolidated Balance Sheets.

Obligations and net periodic benefit costs for the Company's other post-retirement and post-employment benefits are actuarially determined on a similar basis.

The status of over and under funded defined benefit pension and benefit plans, measured as the difference between the fair value of a plan's assets and benefit obligation, are reported on the Company's Consolidated Balance Sheets.

Components of net periodic benefit cost included in "Operating income" in the Company's Consolidated Statements of Income include:
•current service costs for defined benefit pension and post-retirement benefits, and the Company's contributions to defined contribution pension plans are recorded in "Compensation and benefits" expense; and
•current service costs for self-insured workers' compensation and long-term disability benefits, which are recorded in "Purchased services and other".

Other components of net periodic benefit cost or recovery, recognized outside of "Operating income" in the Company's Consolidated Statements of Income are:
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

Stock-based compensation
Stock options
The cost of awards of equity-settled employee stock options is measured based on their grant date fair values. "Compensation and benefits" expense, with a corresponding increase to "Additional paid-in capital" in "Shareholders' equity" is recognized over the shorter of the vesting period or the period from the grant date to the date the employee becomes eligible to retire. The grant date fair value is determined using the Black-Scholes option-pricing model. Forfeitures are estimated at the grant date, and changes in the estimate of forfeitures in subsequent reporting periods are recognized as adjustments to"Compensation and benefits" expense in the reporting period that the change in estimate occurs. As stock options are exercised, the related amount accumulated in "Additional paid-in capital" is reclassified to "Share Capital" and the proceeds are recognized in "Share Capital".

Share units
The Company also issues cash-settled awards, including deferred share units ("DSUs"), performance share units (“PSUs”) and performance deferred share units ("PDSUs"), for which a liability is remeasured each financial reporting period until settlement.

For DSUs,"Compensation and benefits" expense is recognized over the shorter of the vesting term, or the period from the grant date to the date the employee is eligible to retire, based on the number of units outstanding and the closing price of CPKC's Common Shares on the reporting date. For PSUs and PDSUs, fair values are recognized for units that are probable of vesting, based on forecasted performance factors, and"Compensation and benefits" expense is recognized over the performance period. Forfeitures of share units are estimated at the grant date, and changes in the estimate of forfeitures in subsequent periods are recognized as adjustments to "Compensation and benefits" expense in the period that the change in estimate occurs.

Share purchase plan
The Company's contributions to the employee share purchase plan gives rise to compensation expense that is recognized at the issue price and recognized as "Compensation and benefits" expense over a one year vesting period.

76 / CPKC 2024 ANNUAL REPORT
3.    Accounting changes
Accounting pronouncements that became effective during the reporting period did not materially change the reported amounts of "Operating income", "Net income", or "Earnings per share".

Recently issued accounting standards that will become effective in future reporting periods are not expected to have a material impact on the Company's Consolidated Financial Statements when they are adopted.

4.    Revenues
The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

For the year ended December 31 (in millions of Canadian dollars)	2024	2023	2022
Grain	$3,012	$2,496	$1,776
Coal	943	859	577
Potash	614	566	581
Fertilizers and sulphur	406	385	332
Forest products	816	696	403
Energy, chemicals and plastics	2,851	2,301	1,394
Metals, minerals and consumer products	1,777	1,579	884
Automotive	1,280	934	438
Intermodal	2,524	2,465	2,242
Total freight revenues	14,223	12,281	8,627
Non-freight excluding leasing revenues	191	161	103
Revenues from contracts with customers	14,414	12,442	8,730
Leasing revenues	132	113	84
Total revenues	$14,546	$12,555	$8,814

Contract liabilities
Contract liabilities represent payments received for performance obligations not yet satisfied. They are presented within "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets.

The following table summarizes the changes in contract liabilities for the years ended December 31, 2024 and 2023:

(in millions of Canadian dollars)	2024	2023
Opening balance, January 1	$52	$64
Contract liabilities assumed upon the acquisition of KCS (Note 10)	—	7
Revenue recognized in the period that was included in the opening balance or liabilities assumed	(33)	(36)
Increase due to consideration received, net of revenue recognized in the period	16	17
Closing balance, December 31	$35	$52

CPKC 2024 ANNUAL REPORT / 77

5.    Other (income) expense

For the year ended December 31 (in millions of Canadian dollars)	2024	2023	2022
Foreign exchange loss on FX forward contracts (Note 17)	$4	$39	$—
Other foreign exchange gains	(6)	(12)	—
Acquisition-related costs (Note 10)	—	6	—
Gain on debt repurchases (Note 16)	(22)	—	—
Other	(18)	19	17
Other (income) expense	$(42)	$52	$17

6.    Income taxes
The following is a summary of the major components of the Company’s income tax expense (recovery):

For the year ended December 31 (in millions of Canadian dollars)	2024	2023	2022
Current income tax expense	$1,031	$909	$492
Deferred income tax expense (recovery)
Reversal of outside basis deferred income tax (Note 10)	—	(7,832)	—
Origination and reversal of temporary differences	65	53	101
Effect of tax rate decrease	(70)	(72)	(25)
Effect of hedge of net investment in foreign subsidiaries and equity-method investees (Note 8)	36	(22)	59
Other	(3)	(12)	1
Total deferred income tax expense (recovery)	28	(7,885)	136
Total income tax expense (recovery)	$1,059	$(6,976)	$628

Income (loss) before income tax expense (recovery)
Canada	2,426	2,359	2,236
Foreign	2,346	(5,412)	1,909
Total income (loss) before income tax expense (recovery)	4,772	(3,053)	4,145
Income tax expense (recovery)
Current
Canada	409	377	333
Foreign	622	532	159
Total current income tax expense	1,031	909	492
Deferred
Canada	206	238	177
Foreign	(178)	(8,123)	(41)
Total deferred income tax expense (recovery)	28	(7,885)	136
Total income tax expense (recovery)	$1,059	$(6,976)	$628

78 / CPKC 2024 ANNUAL REPORT
The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carryforwards. The items comprising the deferred income tax assets and liabilities are as follows:

As at December 31 (in millions of Canadian dollars)	2024	2023
Deferred income tax assets
Tax losses and other attributes carried forward	$298	$173
Liabilities carrying value in excess of tax basis	300	276
Unrealized foreign exchange losses	57	18
Environmental remediation costs	50	50
Other	10	7
Total deferred income tax assets	715	524
Valuation allowance	(57)	(36)
Total net deferred income tax assets	$658	$488
Deferred income tax liabilities
Properties carrying value in excess of tax basis	10,155	9,481
Pensions carrying value in excess of tax basis	1,084	751
Intangibles carrying value in excess of tax basis	824	789
Investments carrying value in excess of tax basis	498	473
Other	71	46
Total deferred income tax liabilities	12,632	11,540
Total net deferred income tax liabilities	$11,974	$11,052

The Company’s consolidated effective income tax rate differs from the expected Canadian statutory tax rates. Expected income tax expense (recovery) at statutory rates is reconciled to income tax expense (recovery) as follows:

For the year ended December 31 (in millions of Canadian dollars, except percentage)	2024	2023	2022
Statutory federal and provincial income tax rate (Canada)	26.11%	26.11%	26.12%
Expected income tax expense (recovery) at Canadian enacted statutory tax rates	$1,246	$(797)	$1,083
(Decrease) increase in taxes resulting from:
Reversal of outside basis deferred income tax (Note 10)	—	(7,832)	—
Remeasurement loss of Kansas City Southern	—	1,873	—
(Gains) losses not subject to tax	(10)	10	(9)
Canadian tax rate differentials	(17)	(14)	(12)
Foreign tax rate differentials	(41)	(62)	(94)
Effect of tax rate decrease	(70)	(72)	(25)
Deduction for dividends taxed on outside basis	—	(68)	(270)
Unrecognized tax benefits	3	(10)	(24)
Inflation in Mexico	(33)	(31)	—
Valuation allowance	5	1	—
Other	(24)	26	(21)
Income tax expense (recovery)	$1,059	$(6,976)	$628

In 2024, the Company revalued its deferred income tax balances as a result of decreases in the corporate income tax rates in the states of Louisiana and Arkansas, resulting in a net recovery of $81 million.

CPKC 2024 ANNUAL REPORT / 79

In 2023, the Company revalued its deferred income tax balances as a result of decreases in the corporate income tax rates in the states of Iowa and Arkansas, resulting in a net recovery of $13 million.

In 2023, the Company recorded a deferred income tax recovery of $23 million (U.S. $17 million) on the outside basis difference of the change in the equity investment in KCS for the period January 1, 2023 to April 13, 2023, prior to acquiring control of KCS. In 2022, a deferred income tax recovery of $19 million (U.S. $15 million) was recorded on the outside basis difference of the change in the equity investment in KCS. The outside basis difference is the excess of the carrying amount of the Company’s investment in KCS for financial reporting over the tax basis of this investment.

In 2023, the Company recorded a deferred income tax recovery of $7,832 million on the derecognition of the deferred income tax liability on the outside basis difference of the investment in KCS upon acquiring control.

The Company has not provided a deferred liability for the income taxes which might become payable on any temporary difference associated with its foreign investments because the Company intends to indefinitely reinvest in its foreign investments and does not intend to realize this difference by a sale of its interest in foreign investments. It is not practical to calculate the amount of the deferred income tax liability.

It is more likely than not that the Company will realize the majority of its deferred income tax assets from the generation of future taxable income, as the payments for provisions, reserves, and accruals are made and losses and tax credits carried forward are utilized.

As at December 31, 2024, the Company had tax effected operating losses carried forward of $33 million (2023 - $52 million), which have been recognized as a deferred income tax asset. The losses carried forward will begin to expire in 2026. The Company expects to fully utilize these tax effected operating losses before their expiry.

As at December 31, 2024, the Company had $18 million (2023 - $2 million) in tax effected capital losses carried forward recognized as a deferred income tax asset. The losses carried forward will begin to expire in 2029. The Company expects to fully utilize these tax effected capital losses before their expiry.

As at December 31, 2024, the Company had $6 million (2023 - $4 million) in tax credits carried forward recognized as a deferred income tax asset, which will begin to expire in 2027. The Company did not have any minimum tax credits or investment tax credits carried forward.

The following table provides a reconciliation of uncertain tax positions in relation to unrecognized tax benefits for Canada, the U.S., and Mexico for the years ended December 31:

(in millions of Canadian dollars)	2024	2023	2022
Unrecognized tax benefits at January 1	$22	$20	$49
Increase in unrecognized:
Tax benefits related to the current year	1	2	1
Tax benefits related to prior years	14	10	—
Tax benefits acquired with KCS	—	2	—
Dispositions:
Gross uncertain tax benefits related to prior years	(1)	(6)	(30)
Settlements with taxing authorities	(7)	(6)	—
Unrecognized tax benefits at December 31	$29	$22	$20

If these unrecognized tax benefits were recognized, $24 million of unrecognized tax benefits as at December 31, 2024 would impact the Company’s effective tax rate.

During the fourth quarter of 2022, the Company recorded a deferred income tax recovery of $24 million to reverse an uncertain tax position as the amount was no longer expected to be realized.

The Company recognizes accrued interest, inflation and penalties related to unrecognized tax benefits as a component of "Income tax expense (recovery)" in the Company’s Consolidated Statements of Income. The net amount of accrued interest, inflation and penalties in 2024 was a $4 million recovery (2023 - $3 million recovery; 2022 - $5 million expense). The total amount of accrued interest, inflation and penalties associated with unrecognized tax benefits as at December 31, 2024 was $11 million (2023 - $15 million; 2022 - $18 million).

80 / CPKC 2024 ANNUAL REPORT
The Company and its subsidiaries are subject to either Canadian federal and provincial income tax, U.S. federal, state and local income tax, Mexican income tax or the relevant income tax in other international jurisdictions. The Company has substantially concluded all Canadian federal and provincial income tax matters for the years through 2019. The federal and provincial income tax returns filed for 2020 and subsequent years remain subject to examination by the Canadian taxation authorities. The 2019 and subsequent years remain subject to international audit examination by the Canadian taxation authorities. The U.S. income tax returns for 2021 and subsequent years continue to remain subject to examination by the Internal Revenue Service ("IRS") and U.S. state tax jurisdictions. Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") has closed audit examinations for Mexican income tax returns for the years through 2020, except for the 2014 year which is currently in litigation before the Federal Collegiate Circuit Courts (see Note 25). The CPKCM Mexican income tax returns filed for 2021 and subsequent years remain subject to examination by the Servicio de Administración Tributaria ("SAT”) (Mexican tax authority). There are certain other Mexican subsidiaries with ongoing audits for the years 2016-2019 and 2021. As at December 31, 2024, the Company believes that it has recorded sufficient income tax reserves with respect to these income tax examinations and open tax years.

Mexican tax audits
CPKCM closed audit examinations with the SAT for the tax years 2016-2020 in September 2023 and the tax years 2009-2010, 2013 and 2015 in November 2023. The audit examinations were for corporate income tax and value added tax (“VAT”). The settlement of these audits resulted in payments of $135 million and a $16 million reduction to the April 14, 2023 refundable VAT balance, which was classified within "Accounts receivable, net". The settlements primarily resulted in an increase of $90 million to "Goodwill" (see Note 10) and a current income tax expense to "Income tax (recovery) expense" of $13 million. In addition, a current income tax expense of $3 million for the year ended December 31, 2023 was recognized to reserve for potential future audit settlements. As a result, as at December 31, 2023, the estimated impact of potential future audit settlements for tax years after 2020 that were substantially reserved included a reduction to the April 14, 2023 refundable VAT balance of $9 million and an income tax reserve of $3 million, which was classified within "Accounts payable and accrued liabilities".

Mexican value added tax
As discussed above in Mexican tax audits, CPKCM closed audit examinations for Mexican VAT returns for the years through 2020, except for the 2014 year which is currently in litigation (see Note 25). The settlement and the estimated impact of potential future audit settlements resulted in an increase of $96 million to "Goodwill" (see Note 10) and a $25 million reduction to the April 14, 2023 refundable VAT balance. As of December 31, 2023 and April 14, 2023, the CPKCM refundable VAT balance was $nil and $55 million, respectively. Except for the 2014 year in litigation, there are no VAT disputes with the SAT as of December 31, 2023.

7.    Earnings per share

For the year ended December 31 (in millions of Canadian dollars, except per share data)	2024	2023	2022
Net income attributable to controlling shareholders	$3,718	$3,927	$3,517
Weighted-average basic shares outstanding (millions)	933.0	931.3	930.0
Dilutive effect of stock options (millions)	1.6	2.4	2.9
Weighted-average diluted shares outstanding (millions)	934.6	933.7	932.9
Earnings per share - basic	$3.98	$4.22	$3.78
Earnings per share - diluted	$3.98	$4.21	$3.77

In 2024, there were 0.6 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (2023 - 0.6 million; 2022 - 0.3 million).

CPKC 2024 ANNUAL REPORT / 81

8.    Other comprehensive income (loss) and Accumulated other comprehensive income (loss)
The components of Other comprehensive income (loss) and the related tax effects attributable to controlling shareholders are as follows:

(in millions of Canadian dollars)	Before tax amount	Income tax (expense) recovery	Net of tax amount
For the year ended December 31, 2024
Unrealized foreign exchange gain (loss) on:
Translation of net investment in U.S. subsidiaries and equity method investees	$2,920	$—	$2,920
Translation of U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 17)	(380)	36	(344)
Realized loss on derivatives designated as cash flow hedges recognized in income	6	(1)	5
Change in pension and other benefits actuarial gains and losses	990	(257)	733
Change in prior service pension and other benefit costs	(11)	3	(8)
Equity accounted investments	(8)	—	(8)
Other comprehensive income	$3,517	$(219)	$3,298
For the year ended December 31, 2023
Unrealized foreign exchange (loss) gain on:
Translation of net investment in U.S. subsidiaries and equity method investees	$(840)	$—	$(840)
Translation of U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 17)	194	(22)	172
Realized loss on derivatives designated as cash flow hedges recognized in income	7	(2)	5
Change in pension and other benefits actuarial gains and losses	(57)	16	(41)
Change in prior service pension and other benefit costs	(16)	4	(12)
Equity accounted investments	7	—	7
Other comprehensive loss	$(705)	$(4)	$(709)
For the year ended December 31, 2022
Unrealized foreign exchange gain (loss) on:
Translation of net investment in U.S. subsidiaries and equity method investees	$2,099	$—	$2,099
Translation of U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 17)	(471)	59	(412)
Realized loss on derivatives designated as cash flow hedges recognized in income	6	(2)	4
Change in pension and other benefits actuarial gains and losses	706	(182)	524
Change in prior service pension and other benefit costs	(26)	7	(19)
Equity accounted investments	(5)	3	(2)
Other comprehensive income	$2,309	$(115)	$2,194

82 / CPKC 2024 ANNUAL REPORT
Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Balance as at January 1, 2024	$837	$5	$(1,463)	$3	$(618)
Other comprehensive income (loss) before reclassifications	2,576	—	690	(8)	3,258
Amounts reclassified from AOCI	—	5	35	—	40
Net other comprehensive income (loss)	2,576	5	725	(8)	3,298
Balance as at December 31, 2024	$3,413	$10	$(738)	$(5)	$2,680
Balance as at January 1, 2023	$1,505	$—	$(1,410)	$(4)	$91
Other comprehensive (loss) income before reclassifications	(668)	—	(79)	6	(741)
Amounts reclassified from AOCI	—	5	26	1	32
Net other comprehensive (loss) income	(668)	5	(53)	7	(709)
Balance as at December 31, 2023	$837	$5	$(1,463)	$3	$(618)

9.    Accounts receivable, net

	As at December 31, 2024			As at December 31, 2023
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Total accounts receivable	$1,635	$431	$2,066	$1,559	$417	$1,976
Allowance for credit losses	(75)	(23)	(98)	(63)	(26)	(89)
Total accounts receivable, net	$1,560	$408	$1,968	$1,496	$391	$1,887

10.    Business acquisition
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

Accordingly, the Company commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages. The results from operations and cash flows have been consolidated prospectively from the Control Date. The Company derecognized its previously held equity method investment in KCS of $44,402 million as at April 13, 2023 and remeasured the investment at its Control Date fair value of $37,227 million, which formed part of the purchase consideration, resulting in a remeasurement loss of $7,175 million recorded in the second quarter of 2023. In addition, and on the same date, a deferred income tax recovery of $7,832 million was recognized upon the derecognition of the deferred income tax liability computed on the outside basis that the Company had recognized in relation to its investment in KCS while accounted for using the equity method. The fair value of the previously held equity interest in KCS was determined by a discounted cash flow approach, which incorporated the Company’s best estimates of long-term growth rates, tax rates, discount rates, and terminal multiples.

The identifiable assets acquired, and liabilities and non-controlling interest assumed were measured at their fair values at the Control Date, with certain exceptions, including income taxes, certain contingent liabilities and contract liabilities. The fair values of the tangible assets were determined using valuation techniques including, but not limited to, the market approach and the cost approach. The significant assumptions used to determine the fair value of the tangible assets included, but were not limited to, a selection of comparable assets and an appropriate inflation rate. Presented with the acquired Properties are concession and related assets held under the terms of the Concession. The Concession term ends in June 2047, but is renewable under certain conditions, for additional periods, each up to 50 years.

The fair values of the intangible assets were determined using valuation techniques including, but not limited to, the multi-period excess earnings method, the replacement cost method, the relief from royalty method and the income approach. The significant assumptions used to determine the fair values of the intangible assets included, but were not limited to, the renewal probability and term of the Mexican concession extension, discount rates, earnings before interest, tax, depreciation, and amortization ("EBITDA") margins and terminal growth rates.

CPKC 2024 ANNUAL REPORT / 83

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

During the measurement period, adjustments were recorded as a result of new information that was obtained about facts and circumstances of certain KCS assets and liabilities as of the Control Date. New information obtained during 2023 was primarily in relation to CPKCM's value added tax assets and liabilities, as well as income and other tax positions. New information obtained during the first quarter of 2024 was primarily in relation to KCS's environmental liabilities, certain liabilities for other taxes in Mexico and legal and personal injury claims. Other adjustments recorded in relation to assets and liabilities were not significant in value. These adjustments to the Company's December 31, 2023 Consolidated Balance Sheet and March 31, 2024 Interim Consolidated Balance Sheet had a negligible impact to the Company's net income in 2023 and in the year ended December 31, 2024.

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

84 / CPKC 2024 ANNUAL REPORT

During the year ended December 31, 2024, in relation to certain Mexican tax liabilities identified and recorded through Goodwill during the measurement period, the Company also recorded further adjustments to provisions and settlements of Mexican taxes of $4 million net recovery recognized within "Compensation and benefits". This comprises $10 million for liabilities incurred since the Control Date recognized in the first quarter of 2024 and a $14 million related recovery.

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
(1) KCS's historical amounts in U.S. dollars were translated into Canadian dollars at the Bank of Canada average exchange rate for the period from January 1 to April 13, 2023 and year ended December 31, 2022 with effective exchange rates of $1.35 and $1.30, respectively.

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
•depreciation and amortization of differences between the historic carrying value and the fair value of tangible and intangible assets and investments prior to the Control Date;
•amortization of differences between the carrying amount and the fair value of debt through net interest expense prior to the Control Date;
•the elimination of intercompany transactions prior to the Control Date between the Company and KCS;
•miscellaneous amounts reclassified across revenue, operating expenses, and non-operating income or expense, consistent with CPKC's financial statement captions;
•the removal of equity earnings from KCS, previously recognized as an equity method investment prior to the Control Date, of $230 million and $1,074 million for the years ended December 31, 2023 and December 31, 2022, respectively;
•transaction costs incurred by the Company; and
•income tax adjustments including:
◦the derecognition of a deferred income tax recovery of $7,832 million for the year ended December 31, 2023 related to the elimination of the deferred income tax liability on the outside basis difference of the investment in KCS; and recognition of this deferred income tax recovery in the year ended December 31, 2022;
◦the derecognition of a deferred income tax recovery for the year ended December 31, 2023 on CPKC unitary state apportionment changes; and recognition of these CPKC unitary state apportionment changes in the year ended December 31, 2022;
◦a deferred income tax recovery prior to the Control Date on amortization of fair value adjustments to investments, properties, intangible assets, and debt; and
◦a current income tax recovery on transaction costs expected to be incurred by CPKC.

During the year ended December 31, 2024, the Company incurred $112 million in acquisition-related costs, of which:
•$18 million were recognized in "Compensation and benefits" primarily related to retention and synergy related incentive compensation costs;
•$6 million were recognized in "Materials"; and
•$88 million were recognized in "Purchased services and other" primarily related to system migration, relocation expenses, legal and consulting fees.

During the year ended December 31, 2023, the Company incurred $190 million in acquisition-related costs, of which:
•$71 million were recognized in "Compensation and benefits" primarily related to restructuring costs, retention and synergy related incentive compensation costs;
•$2 million were recognized in "Materials";
•$111 million were recognized in "Purchased services and other" primarily related to third party purchased services, and payments made to certain communities across the combined network to address the environmental and social impacts of increased traffic as required by voluntary agreements with communities and conditions imposed by the STB pursuant to the STB's final decision approving the Company and KCS's joint merger application, including, but not limited to, payments related to new crossings, closure of existing crossings and other infrastructure projects; and
•$6 million were recognized in "Other (income) expense".

KCS incurred acquisition-related costs of $11 million (net of tax) between January 1, 2023 and April 13, 2023, which were included within "Equity earnings of Kansas City Southern".

CPKC 2024 ANNUAL REPORT / 85

During the year ended December 31, 2022, the Company incurred $74 million in acquisition-related costs recognized within "Purchased services and other". Acquisition-related costs of $49 million (net of tax) incurred by KCS during the year ended December 31, 2022, were included in "Equity earnings of Kansas City Southern".

During the year ended December 31, 2024, the Company recognized $352 million of KCS purchase accounting (see Note 11 for further discussion), representing incremental expenses associated with the amortization of fair value adjustments associated with purchase accounting, as follows:
•$333 million recognized in "Depreciation and amortization";
•$3 million recognized in "Purchased services and others";
•$3 million recognized in "Other (income) expense";
•$20 million recognized in "Net interest expense"; and
•a recovery of $7 million recognized in "Net loss attributable to non-controlling interest".

During the year ended December 31, 2023, the Company recognized $297 million of KCS purchase accounting, as follows:
•$234 million recognized in "Depreciation and amortization";
•$1 million recognized in "Purchased services and others";
•$48 million (net of tax) recognized in "Equity earnings of Kansas City Southern";
•$2 million recognized in "Other (income) expense";
•$17 million recognized in "Net interest expense"; and
•a recovery of $5 million recognized in "Net loss attributable to non-controlling interest".

During the year ended December 31, 2022, the Company recognized $163 million (net of tax) of KCS purchase accounting in "Equity earnings of Kansas City Southern".

11.    Investment in Kansas City Southern
On April 14, 2023, the Company assumed control of KCS and derecognized its equity method investment in KCS (see Note 10). The carrying amount of the Company's equity investment in KCS reported in the Consolidated Balance Sheets prior to derecognition reflected the total of the consideration paid to acquire KCS (see Note 10), the offsetting asset recorded on recognition of a deferred tax liability computed on an outside basis (see Note 6), the subsequent recognition of equity income recorded in "Equity earnings of Kansas City Southern" and "Other comprehensive income (loss) from equity investees", the receipt of dividends from KCS, and foreign currency translation based on the period-end exchange rate.

The Company estimated approximately $30 billion of basis differences between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS as at December 14, 2021. While the Company accounted for its investment in KCS using the equity method of accounting from December 14, 2021 until April 13, 2023, the basis difference was amortized and recorded as a reduction of the Company's equity earnings of KCS. The basis differences that related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt were amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments. The remainder of the basis differences, relating to non-depreciable property, plant and equipment, intangible assets with indefinite lives, and equity method goodwill, were not amortized and were carried at cost subject to an assessment for impairment.

For the period January 1 to April 13, 2023, the Company recognized $230 million of equity earnings of KCS (year ended December 31, 2022 - $1,074 million), and received dividends from KCS of $300 million (year ended December 31, 2022 - $1,157 million). The foreign currency translation of the investment in KCS totalled an FX loss of $578 million (year ended December 31, 2022 - an FX gain of $2,891 million). Included within the equity earnings of KCS recognized for the period from January 1 to April 13, 2023 was amortization (net of tax) of basis differences of $48 million (year ended December 31, 2022 - $163 million). Equity earnings of KCS recognized for the year ended December 31, 2022 also included KCS's gain on unwinding of interest rate hedges of $212 million, which was net of the Company's associated purchase accounting basis differences and tax.

86 / CPKC 2024 ANNUAL REPORT
The following table presents summarized financial information for KCS, on its historical cost basis:

Consolidated Statements of Income

(in millions of Canadian dollars)(1)	For the period January 1 to April 13, 2023	For the year ended December 31, 2022
Total revenues	$1,351	$4,390
Total operating expenses	888	2,794
Operating income	463	1,596
Other(2)	83	(119)
Income before income taxes	380	1,715
Net income	$280	$1,287
(1) Amounts translated at the average FX rate for the period from January 1 to April 13, 2023 of $1.00 USD = $1.35 CAD and for the year ended December 31, 2022 of $1.00 USD = $1.30 CAD.
(2) Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

12. Properties

	2024	2024			2023
As at December 31 (in millions of Canadian dollars except percentages)	Weighted-average annual depreciation rate	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway	2.8%	$46,646	$7,741	$38,905	$42,597	$6,811	$35,786
Rolling stock	3.7%	8,723	1,880	6,843	8,125	1,629	6,496
Land	N/A	3,765	—	3,765	3,487	—	3,487
Concession land rights	1.4%	1,935	45	1,890	1,779	17	1,762
Buildings	2.9%	1,927	319	1,608	1,732	281	1,451
Other	6.2%	4,493	1,480	3,013	4,065	1,303	2,762
Total		$67,489	$11,465	$56,024	$61,785	$10,041	$51,744

Concession assets included within each asset group of Properties shown above are as follows:

	2024			2023
As at December 31, 2024 (in millions of Canadian dollars)	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway	$7,871	$302	$7,569	$7,056	$99	$6,957
Concession land rights	1,935	45	1,890	1,779	17	1,762
Buildings	249	20	229	230	7	223
Other	157	9	148	141	4	137
Total	$10,212	$376	$9,836	$9,206	$127	$9,079

Finance lease ROU assets

	2024			2023
As at December 31 (in millions of Canadian dollars)	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Rolling stock	$186	$90	$96	$182	$79	$103
Other	8	2	6	14	6	8
Total ROU assets held under finance lease	$194	$92	$102	$196	$85	$111

CPKC 2024 ANNUAL REPORT / 87

Government assistance
During the year ended December 31, 2024, the Company received $26 million (2023 - $25 million) of government assistance towards the purchase and construction of properties.

As of December 31, 2024, the total Properties balance of $56,024 million includes $272 million (2023 - $272 million) of unamortized government assistance, primarily related to the enhancement of the Company's track and roadway infrastructure. Amortization expense related to government assistance for the year ended December 31, 2024, was $10 million (2023 - $11 million).

13.    Goodwill

(in millions of Canadian dollars)
Balance as at December 31, 2022	$344
Addition (Note 10)	17,565
Foreign exchange impact	(180)
Balance as at December 31, 2023	17,729
Addition (Note 10)	67
Foreign exchange impact	1,554
Balance as at December 31, 2024	$19,350

Additions to goodwill in 2023 and 2024 represent the excess of the purchase price over the fair value of the net assets acquired in the business acquisition of KCS, including adjustments arising in the measurement period. The goodwill represents synergies and an acquired assembled workforce.

14.    Intangible assets

(in millions of Canadian dollars)	Cost(1)	Accumulated amortization	Net carrying amount
Balance as at December 31, 2022	$66	$(24)	$42
Additions (Note 10)	3,022	—	3,022
Amortization	—	(61)	(61)
Foreign exchange impact	(27)	(2)	(29)
Balance as at December 31, 2023	3,061	(87)	2,974
Amortization	—	(85)	(85)
Foreign exchange impact	254	3	257
Balance as at December 31, 2024	$3,315	$(169)	$3,146
(1) As at December 31, 2024, the Company held $1,956 million (2023 - $1,798 million) of Intangible assets not subject to amortization.

Provided below is the estimated aggregate amortization expense for each of the five succeeding fiscal years, and thereafter:

(in millions of Canadian dollars)
2025	$90
2026	90
2027	89
2028	89
2029	89
2030 and thereafter	743
Total	$1,190

88 / CPKC 2024 ANNUAL REPORT
15.    Accounts payable and accrued liabilities

As at December 31 (in millions of Canadian dollars)	2024	2023
Trade payables	$768	$680
Accrued charges	732	667
Income and other taxes payable	379	255
Dividends payable	177	177
Accrued interest	167	162
Payroll-related accruals	151	115
Operating lease liabilities (Note 19)	112	102
Accrued vacation	99	99
Personal injury and other claims provision(1)	78	69
Financial derivative liability (Note 17)	—	60
Stock-based compensation liabilities	58	50
Other(1)	121	131
Total accounts payable and accrued liabilities	$2,842	$2,567
(1) 2023 comparative figures have been reclassified to conform with current period presentation.

16.    Debt
The following table outlines the Company's outstanding long-term debt as at December 31, 2024:

(in millions of Canadian dollars except percentages)			Maturity	Currency in which payable	2024	2023
1.35%	3-year Notes	(A)	Dec 2024	U.S.$	—	1,983
2.90%	10-year Notes	(A)	Feb 2025	U.S.$	924	926
3.70%	10.5-year Notes	(A)	Feb 2026	U.S.$	360	330
1.75%	5-year Notes	(A)	Dec 2026	U.S.$	1,438	1,321
2.54%	6.3-year Notes	(A)	Feb 2028	CDN$	1,200	1,200
4.00%	10-year Notes	(A)	Jun 2028	U.S.$	719	661
3.15%	10-year Notes	(A)	Mar 2029	CDN$	400	400
2.05%	10-year Notes	(A)	Mar 2030	U.S.$	719	660
7.125%	30-year Debentures	(A)	Oct 2031	U.S.$	503	463
2.45%	10-year Notes	(A)	Dec 2031	U.S.$	2,014	1,851
5.75%	30-year Debentures	(A)	Mar 2033	U.S.$	355	326
4.80%	20-year Notes	(A)	Sep 2035	U.S.$	431	396
5.95%	30-year Notes	(A)	May 2037	U.S.$	642	590
6.45%	30-year Notes	(A)	Nov 2039	CDN$	400	400
3.00%	20-year Notes	(A)	Dec 2041	U.S.$	1,433	1,317
5.75%	30-year Notes	(A)	Jan 2042	U.S.$	355	326
4.80%	30-year Notes	(A)	Aug 2045	U.S.$	790	725
3.05%	30-year Notes	(A)	Mar 2050	CDN$	298	298
3.10%	30-year Notes	(A)	Dec 2051	U.S.$	2,507	2,365
6.125%	100-year Notes	(A)	Sep 2115	U.S.$	1,295	1,190
CPRC Notes issued under Debt Exchange
3.125%	10-year Notes	(B)	Jun 2026	U.S.$	320	291

CPKC 2024 ANNUAL REPORT / 89

2.875%	10-year Notes	(B)	Nov 2029	U.S.$	551	499
4.30%	30-year Notes	(B)	May 2043	U.S.$	563	515
4.95%	30-year Notes	(B)	Aug 2045	U.S.$	626	574
4.70%	30-year Notes	(B)	May 2048	U.S.$	653	599
3.50%	30-year Notes	(B)	May 2050	U.S.$	591	540
4.20%	50-year Notes	(B)	Nov 2069	U.S.$	484	444
2.875% - 7.00%	Other Senior Notes	(B)	up to Nov 2069	U.S.$	114	104
5.41%	Senior Secured Notes	(C)	Mar 2024	U.S.$	—	64
6.91%	Secured Equipment Notes	(C)	Oct 2024	CDN$	—	21
2.96% - 4.29%	RRIF Loans	(D)	up to Feb 2037	U.S.$	69	70
Obligations under finance leases
Various		(E)	Various	CDN$/U.S.$	6	8
2.32%		(E)	Sep 2026	U.S.$	6	8
6.57%		(E)	Dec 2026	U.S.$	16	22
12.77%		(E)	Jan 2031	CDN$	3	3
1.93%		(E)	Feb 2041	U.S.$	4	4
Commercial Paper				U.S.$	1,586	1,058
Short-term Borrowing				U.S.$	288	—
					22,663	22,552
Perpetual 4% Consolidated Debenture Stock		(F)		U.S.$	44	40
Perpetual 4% Consolidated Debenture Stock		(F)		G.B.£	6	6
					22,713	22,598
Unamortized fees on long-term debt					(90)	(104)
					22,623	22,494
Less: Long-term debt maturing within one year					2,819	3,143
Total long-term debt					$19,804	$19,351

As at December 31, 2024, the gross amount of long-term debt denominated in U.S. dollars was U.S. $14,598 million (December 31, 2023 - U.S. $15,764 million).

Annual maturities and principal repayment requirements, excluding those pertaining to finance leases, for each of the five years following 2024 are (in millions): 2025 - $2,805; 2026 - $2,165; 2027 - $7; 2028 - $1,927; 2029 - $1,020; thereafter - $15,354.

Fees on long-term debt are amortized to income over the term of the related debt.

A.  These debentures and notes are presented net of unamortized discounts, require interest payments semi-annually, and are unsecured but carry a negative pledge.

In 2024, the Company repaid, at maturity, the remaining balance of U.S. $1,429 million ($2,002 million) on its 1.35% 3-year Notes. The Company also repurchased, on the open market, certain Senior Notes with principal values of U.S. $176 million ($241 million). These repurchases were accounted for as debt extinguishments, with gains of $22 million recorded in “Other (income) expense” on the Company's Consolidated Statements of Income.

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

90 / CPKC 2024 ANNUAL REPORT
the same interest rates, interest payment dates, maturity dates, and substantively the same optional redemption provisions as the corresponding series of Old Notes.

In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered prior to March 31, 2023 (the "Early Participation Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $1,000 principal amount of CPRC Notes and a cash amount of U.S. $1.00. This total consideration included an early participation premium, consisting of U.S. $30 principal amount of CPRC Notes per U.S. $1,000 principal amount of Old Notes. In exchange for each U.S. $1,000 principal amount of Old Notes that was validly tendered after the Early Participation Date but prior to the expiration of the exchange offers on April 17, 2023 (the "Expiration Date") and not validly withdrawn, holders of Old Notes received consideration consisting of U.S. $970 principal amount of CPRC Notes and a cash amount of U.S. $1.00. On April 19, 2023, the exchange offerings were settled with the issuance of U.S. $3,014 million of CPRC Notes. The notes which were not exchanged had a carrying value of U.S. $104 million at December 31, 2023.

The Debt Exchange was accounted for as a modification of debt. During the year ended December 31, 2023, the Company incurred $12 million of costs associated with the Debt Exchange, recorded in "Other (income) expense"(see Note 5). These charges, and amounts paid to noteholders upon execution of the Debt Exchange, of $17 million, have been classified as "Acquisition-related financing fees" in the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2023.

C. In 2024, the Company repaid, at maturity, U.S. $48 million ($66 million) 5.41% Senior Secured Notes collateralized by specific locomotives. The Company also repaid $21 million 6.91% Secured Equipment Notes which were full recourse obligation of the Company collateralized by a first charge on specific locomotives.

D. The following loans were made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the Federal Railroad Administration:

The Kansas City Southern Railway Company ("KCSR") RRIF Loan Agreement was entered into on February 21, 2012 to borrow U.S. $55 million to be used to reimburse KCSR for a portion of the purchase price of 30 new locomotives (the “Locomotives”) in the fourth quarter of 2011. The loan bears interest at 2.96% annually and the principal balance amortizes quarterly with a final maturity of February 24, 2037. This loan is secured by a first priority security interest in the Locomotives with a carrying value of $14 million as at December 31, 2024.

The Texas Mexican Railway Company RRIF Loan Agreement was entered into on June 28, 2005 to borrow U.S. $50 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic. The loan bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan is guaranteed by Mexrail Inc. ("Mexrail"), which has issued a pledge agreement in favour of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the Texas Mexican Railway International Bridge in Laredo, Texas. The Company wholly owns Mexrail which, in turn, wholly owns The Texas Mexican Railway Company.

E. The carrying value of the assets collateralizing the Company's finance lease obligations was $102 million at December 31, 2024.

F.  The Consolidated Debenture Stock, authorized by an Act of Parliament of 1889, constitutes a first charge upon and over the whole of the undertaking, railways, works, rolling stock, plant, property and effects of the Company, with certain exceptions.

Credit facilities
The Company has a revolving credit facility (the “facility”) agreement with 15 highly rated financial institutions for a commitment amount of U.S. $2.2 billion. The facility can accommodate draws of cash and/or letters of credit at market competitive pricing. Effective June 25, 2024, the Company entered into the facility agreement to extend the maturity dates of its five-year U.S. $1.1 billion tranche and two-year U.S. $1.1 billion tranche to June 25, 2029 and June 25, 2026, respectively. As at December 31, 2024 the Company had U.S. $200 million ($288 million) drawn from the two-year U.S. $1.1 billion tranche (December 31, 2023 - undrawn) and was undrawn on the five-year U.S. $1.1 billion tranche (December 31, 2023 - undrawn). The interest rate on these borrowings is 5.57%. These borrowings are included in "Long-term debt maturing within one year" on the Company's Consolidated Balance Sheets. As at December 31, 2024 and 2023, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

The Company also has a commercial paper program, under which it may issue up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $2.2 billion revolving credit facility. As at December 31, 2024, the Company had total commercial paper borrowings outstanding of U.S. $1,102 million ($1,586 million), included in "Long-term debt maturing within one year" on the Company's Consolidated Balance Sheets (December 31, 2023 - U.S. $800 million ($1,058 million)). The weighted-average interest rate on these borrowings as at December 31, 2024 was 4.75% (December 31, 2023 - 5.59%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Consolidated Statements of Cash Flows, on a net basis.

CPKC 2024 ANNUAL REPORT / 91

The Company has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets. As at December 31, 2024 and 2023, the Company did not have any collateral posted on its bilateral letter of credit facilities but had letters of credit drawn of $95 million (December 31, 2023 - $93 million) from a total available amount of $300 million.

In May 2023 the Company terminated KCS's credit facility and commercial paper program.

Satisfaction and discharge of KCS 2023 Notes
On April 24, 2023, the Company irrevocably deposited U.S. $647 million of non-callable government securities with the trustee of two series of notes that matured in 2023 and were not included in the Debt Exchange (the "KCS 2023 Notes"), to satisfy and discharge KCS's obligations under the KCS 2023 Notes. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the KCS 2023 Notes were terminated, except those provisions of the indenture that, by their terms, survived the satisfaction and discharge. The Company utilized existing cash resources and issuances of commercial paper to fund the satisfaction and discharge. On May 15, 2023 and November 15, 2023, the U.S. $439 million 3.00% senior notes and U.S. $199 million 3.85% senior notes, respectively, that comprise the KCS 2023 Notes were repaid by release of funds from the trustee. In the Company's Consolidated Statements of Cash Flows, the government securities purchased towards settlement of the May maturity were treated as a cash equivalent. The purchase of government securities of U.S. $198 million ($267 million) associated with the November maturity, along with the settlement of these government securities for U.S. $200 million ($274 million) were presented within investing activities. This transaction, along with the Debt Exchange mentioned above, relieved KCS from continuous disclosure obligations.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $20,749 million as at December 31, 2024 (December 31, 2023 - $21,437 million), had a fair value of $18,911 million (December 31, 2023 - $20,550 million).

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

92 / CPKC 2024 ANNUAL REPORT

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

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge recognized in “Other comprehensive income (loss)” in 2024 was an FX loss of $380 million, the majority of which was unrealized (2023 - unrealized FX gain of $194 million; 2022 - unrealized FX loss of $471 million) (see Note 8).

Mexican Peso-U.S dollar FX Forward contracts
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets or liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican pesos. The Company also has net monetary assets or liabilities denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other (income) expense". Until January 2024, the Company hedged its net exposure to Mexican peso/U.S. dollar fluctuations in earnings with foreign currency forward contracts. The foreign currency forward contracts involved the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.

The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in "Other (income) expense". The cash flows associated with these instruments are classified as "Operating activities" within the Company's Consolidated Statements of Cash Flows.

During the year, the Company recorded a loss of $4 million related to foreign exchange currency forwards prior to settlement (2023 - loss of $39 million). As of January 12, 2024, the Company settled all outstanding foreign currency forward contracts, resulting in a cash outflow of $65 million. As at December 31, 2023, the fair value of outstanding foreign exchange contracts included in "Accounts payable and accrued liabilities" was $60 million.

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

Designated hedges that were previously settled were amortized from AOCI to "Net interest expense" for a total of $6 million in the year ended December 31, 2024 (2023 - $7 million; 2022 - $6 million).

CPKC 2024 ANNUAL REPORT / 93

18.    Other long-term liabilities

As at December 31 (in millions of Canadian dollars)	2024	2023
Operating lease liabilities, net of current portion (Note 19)	$254	$242
Provision for environmental remediation, net of current portion(1)	231	200
Stock-based compensation liabilities, net of current portion	177	161
Deferred lease and license revenue, net of current portion(2)	67	68
Deferred revenue, net of current portion (Note 4)	20	16
Other, net of current portion	118	110
Total other long-term liabilities	$867	$797
(1) As at December 31, 2024, the aggregate provision for environmental remediation, including the current portion was $257 million (2023 - $220 million).
(2) The deferred lease and license revenue is being amortized to income on a straight-line basis over the related lease terms.

Provision for environmental remediation
Environmental remediation accruals cover site-specific remediation programs. The estimate of the probable costs to be incurred in the remediation of properties contaminated by past activities reflects the nature of contamination at individual sites according to typical activities and scale of operations conducted. The Company has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants, considering available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. Provisions for environmental remediation costs are recorded in “Other long-term liabilities”, except for the current portion which is recorded in “Accounts payable and accrued liabilities”. Payments are expected to be made over 10 years to 2034.

The accruals for environmental remediation represent the Company’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include the Company’s best estimate of all probable costs, the Company’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable. Changes to costs are reflected as changes to “Other long-term liabilities” or “Accounts payable and accrued liabilities” and, as a result of the acquisition of KCS and subsequent changes during the measurement period, to "Goodwill" on the Company's Consolidated Balance Sheets (see Note 10) and to “Purchased services and other” within operating expenses on the Company's Consolidated Statements of Income. The amount charged to income in 2024 was $8 million (2023 - $8 million; 2022 - $8 million).

94 / CPKC 2024 ANNUAL REPORT
19. Leases
The Company’s leases have remaining terms of less than one year to 16 years. Residual value guarantees are also provided on certain vehicle operating leases. Cumulatively, these guarantees are limited to $1 million and are not included in lease liabilities as it is not currently probable that any amounts will be owed.

Components of lease expense included in the Company's Consolidated Statements of Income for the years ended December 31 are as follows:

(in millions of Canadian dollars)	2024	2023	2022
Operating lease cost	$111	$94	$77
Short-term lease cost	19	29	17
Variable lease cost	16	10	9
Sublease income	(2)	(1)	(2)

Finance lease cost
Amortization of ROU assets	11	10	6
Interest on lease liabilities	2	2	4
Total lease costs	$157	$144	$111

ROU Assets and Lease Liabilities included in the Company's Consolidated Balance Sheet are as follows:

As at December 31 (in millions of Canadian dollars)	Classification	2024	2023
ROU Assets
Operating leases	Other assets (long-term)	$364	$347
Finance leases	Properties	102	111

Lease Liabilities
Current liabilities
Operating leases	Accounts payable and accrued liabilities	112	102
Finance leases	Long-term debt maturing within one year	14	14
Long-term liabilities
Operating leases	Other long-term liabilities	254	242
Finance leases	Long-term debt	21	31

The following table provides the Company's weighted-average remaining lease terms and discount rates:

	2024	2023
Weighted-Average Remaining Lease Term
Operating leases	4 years	5 years
Finance leases	4 years	4 years

Weighted-Average Discount Rate
Operating leases	3.61%	3.93%
Finance leases	5.39%	6.18%

CPKC 2024 ANNUAL REPORT / 95

Cash Flow information related to leases is as follows:

As at December 31 (in millions of Canadian dollars)	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$114	$96	$64
Operating cash outflows from finance leases	1	2	6
Financing cash outflows from finance leases	13	13	104

ROU assets obtained in exchange for lease liabilities
Operating leases	105	62	34

The following table provides the maturities of lease liabilities for the next five years and thereafter as at December 31, 2024:

(in millions of Canadian dollars)	Finance leases	Operating leases
2025	$7	$126
2026	14	109
2027	10	78
2028	—	53
2029	—	26
Thereafter	7	16
Total lease future payments	38	408
Imputed interest	(3)	(42)
Present value of future lease payments	$35	$366

20.    Shareholders’ equity
Authorized and issued share capital
The Company is authorized to issue an unlimited number of Common Shares, an unlimited number of First Preferred Shares, and an unlimited number of Second Preferred Shares. As at December 31, 2024, no First or Second Preferred Shares had been issued.

The following table summarizes information related to Common Share balances:

(number of shares in millions)	2024	2023	2022
Share capital, January 1	932.1	930.5	929.7
Common Shares issued under stock option plans	1.4	1.6	0.8
Share capital, December 31	933.5	932.1	930.5

The change in the “Share capital” balance includes $18 million of stock-based compensation transferred from “Additional paid-in capital” (2023 - $17 million; 2022 - $9 million).

96 / CPKC 2024 ANNUAL REPORT
21.    Change in non-cash working capital balances related to operations

For the year ended December 31 (in millions of Canadian dollars)	2024	2023	2022
(Use) source of cash:
Accounts receivable, net	$(133)	$(317)	$(147)
Materials and supplies	(36)	1	(27)
Other current assets	(9)	(49)	(13)
Accounts payable and accrued liabilities	202	57	95
Change in non-cash working capital balances related to operations	$24	$(308)	$(92)

22.    Pensions and other benefits
The Company has both defined benefit (“DB”) and defined contribution (“DC”) pension plans. As at December 31, 2024, the Canadian pension plans represent nearly all of total combined pension plan assets and nearly all of total combined pension plan obligations.

The DB plans provide for pensions based principally on years of service and compensation rates near retirement. Pensions for Canadian pensioners are partially indexed to inflation. Annual employer contributions to the DB plans, which are actuarially determined, are made on the basis of being not less than the minimum amounts required by federal pension supervisory authorities.

The Company has other benefit plans including post-retirement health benefits and life insurance, post-employment long-term disability and workers’ compensation benefits based on Company-specific claims, and certain other non-pension post-employment benefits. As at December 31, 2024, the Canadian other benefits plans represent nearly all of total combined other plan obligations.

The most recent actuarial valuation for pension funding purposes for the Company’s main Canadian pension plan was performed as at January 1, 2024. During 2025, the Company expects to file with the pension regulator a new valuation performed as at January 1, 2025. In aggregate, the Company estimates that it will make contributions in 2025 of $13 million to the DB pension plans and of $35 million to the other benefit plans.

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

CPKC 2024 ANNUAL REPORT / 97

Net periodic benefit (recovery) cost
The elements of net periodic benefit (recovery) cost for DB pension plans and other benefits recognized in the year include the following components:

	Pensions			Other benefits			Total
For the year ended December 31 (in millions of Canadian dollars)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Current service cost	$84	$71	$148	$13	$10	$11	$97	$81	$159
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	468	486	383	23	22	16	491	508	399
Expected return on plan assets	(891)	(882)	(959)	—	—	—	(891)	(882)	(959)
Recognized net actuarial loss (gain)	40	32	153	1	13	(5)	41	45	148
Amortization of prior service costs	7	2	1	—	—	—	7	2	1
Total other components of net periodic benefit (recovery) cost	(376)	(362)	(422)	24	35	11	(352)	(327)	(411)
Net periodic benefit (recovery) cost	$(292)	$(291)	$(274)	$37	$45	$22	$(255)	$(246)	$(252)

Projected benefit obligation, plan assets, and funded status
Information about the Company’s DB pension plans and other benefits, in aggregate, is as follows:

	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation:
Projected benefit obligation as at January 1	$10,306	$9,936	$463	$411	$10,769	$10,347
Current service cost	84	71	13	10	97	81
Interest cost	468	486	23	22	491	508
Employee contributions	50	48	—	—	50	48
Benefits paid	(659)	(656)	(36)	(37)	(695)	(693)
Foreign currency changes	15	(4)	(1)	6	14	2
Addition of KCS plans	—	—	—	31	—	31
Plan amendments and other	18	18	—	(1)	18	17
Net actuarial (gain) loss	(116)	407	(23)	21	(139)	428
Projected benefit obligation as at December 31	$10,166	$10,306	$439	$463	$10,605	$10,769

The net actuarial gains for Pensions and Other benefits in 2024 were primarily due to demographic experience and the increase in the discount rate from 4.64% to 4.68%. The net actuarial losses for Pensions and Other benefits in 2023 were primarily due to the decrease in the discount rate from 5.01% to 4.64%.

98 / CPKC 2024 ANNUAL REPORT

	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets as at January 1	$13,472	$12,862	$6	$5	$13,478	$12,867
Actual return on plan assets	1,701	1,207	1	1	1,702	1,208
Employer contributions	13	15	35	37	48	52
Employee contributions	50	48	—	—	50	48
Benefits paid	(659)	(656)	(36)	(37)	(695)	(693)
Foreign currency changes	15	(4)	—	—	15	(4)
Fair value of plan assets as at December 31	$14,592	$13,472	$6	$6	$14,598	$13,478
Funded status - plan surplus (deficit)	$4,426	$3,166	$(433)	$(457)	$3,993	$2,709

The table below shows the aggregate pension projected benefit obligation and aggregate fair value of plan assets for pension plans with fair value of plan assets in excess of projected benefit obligations (i.e. surplus), and for pension plans with projected benefit obligations in excess of fair value of plan assets (i.e. deficit):

	2024		2023
(in millions of Canadian dollars)	Pension plans in surplus	Pension plans in deficit	Pension plans in surplus	Pension plans in deficit
Projected benefit obligation as at December 31	$(9,725)	$(441)	$(9,872)	$(434)
Fair value of plan assets as at December 31	14,311	281	13,210	262
Funded status	$4,586	$(160)	$3,338	$(172)

The DB pension plans’ accumulated benefit obligation as at December 31, 2024 was $10,006 million (2023 - $10,155 million). The accumulated benefit obligation is calculated on a basis similar to the projected benefit obligation, except no future salary increases are assumed in the projection of future benefits. For pension plans with accumulated benefit obligations in excess of fair value of plan assets (i.e. deficit), the aggregate pension accumulated benefit obligation as at December 31, 2024 was $159 million (2023 - $327 million) and the aggregate fair value of plan assets as at December 31, 2024 was $21 million (2023 - $189 million).

All Other benefits plans were in a deficit position as at December 31, 2024 and 2023.

Pension asset and liabilities in the Company’s Consolidated Balance Sheets
Amounts recognized in the Company’s Consolidated Balance Sheets are as follows:

	Pensions		Other benefits		Total
As at December 31 (in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Pension asset	$4,586	$3,338	$—	$—	$4,586	$3,338
Accounts payable and accrued liabilities	(10)	(11)	(35)	(37)	(45)	(48)
Pension and other benefit liabilities	(150)	(161)	(398)	(420)	(548)	(581)
Total amount recognized	$4,426	$3,166	$(433)	$(457)	$3,993	$2,709

The measurement date used to determine the plan assets and the benefit obligation is December 31.

CPKC 2024 ANNUAL REPORT / 99

Accumulated other comprehensive income (loss)
Amounts recognized in AOCI are as follows:

	Pensions		Other benefits		Total
As at December 31 (in millions of Canadian dollars)	2024	2023	2024	2023	2024	2023
Net actuarial (loss) gain:
Other than deferred investment (losses) gains	$(1,501)	$(1,871)	$52	$28	$(1,449)	$(1,843)
Deferred investment gains (losses)	405	(191)	—	—	405	(191)
Prior service cost	(58)	(47)	(1)	(1)	(59)	(48)
Deferred income tax	377	626	(12)	(7)	365	619
Total (Note 8)	$(777)	$(1,483)	$39	$20	$(738)	$(1,463)

Actuarial assumptions
Weighted-average actuarial assumptions used were approximately:

(percentages)	2024	2023	2022
Benefit obligation as at December 31:
Discount rate	4.68	4.64	5.01
Projected future salary increases	2.75	2.75	2.75
Health care cost trend rate	5.00	5.00	5.00
Benefit cost for year ended December 31:
Discount rate	4.64	5.01	3.01
Expected rate of return on plan assets (1)	6.70	6.90	6.90
Projected future salary increases	2.75	2.75	2.75
Health care cost trend rate	5.00	5.00	5.00
(1) The expected rate of return on plan assets that will be used to compute the 2025 net periodic benefit recovery is 6.70%.

100 / CPKC 2024 ANNUAL REPORT
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

The Company’s pension plan asset allocation, the weighted-average asset allocation targets, and the weighted-average policy range for each major asset class at year-end were as follows:

			Percentage of plan assets as at December 31
Asset allocation (percentages)	Asset allocation target	Policy range	2024	2023
Cash and cash equivalents	2.7	0 - 10	2.2	2.2
Fixed income	38.2	26 - 43	36.0	31.2
Public equity	29.6	24 - 40	30.7	35.8
Real estate and infrastructure	14.7	6 - 20	11.7	11.3
Private debt	7.4	3 - 13	7.9	8.4
Absolute return	7.4	3 - 13	11.5	11.1
Total	100.0		100.0	100.0

In April 2023, the Audit and Finance Committee approved changes to the asset allocation for the Company's main Canadian DB pension plan. The changes began in 2023 and were substantially completed in 2024. All asset allocations are within their policy ranges as at December 31, 2024.

CPKC 2024 ANNUAL REPORT / 101

Summary of the assets of the Company’s DB pension plans
The following is a summary of the assets of the Company’s DB pension plans as at December 31, 2024 and 2023. As at December 31, 2024 and 2023, there were no plan assets classified as Level 3 valued investments.

	Assets Measured at Fair Value		Investments measured at NAV(1)	Total Plan Assets
(in millions of Canadian dollars)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2024
Cash and cash equivalents	$324	$—	$—	$324
Fixed income
Government bonds(2)	192	2,541	—	2,733
Corporate bonds(2)	690	1,291	—	1,981
Mortgages(3)	194	—	—	194
Mortgage-backed and asset-backed securities(4)	—	356	—	356
Public equities
Canada	482	—	—	482
U.S. and international	3,997	—	—	3,997
Real estate(5)	—	—	521	521
Infrastructure(6)	—	—	1,194	1,194
Private debt(7)	—	—	1,146	1,146
Derivative instruments(8)	—	(9)	—	(9)
Absolute return(9)
Funds of hedge funds	—	—	1,673	1,673
	$5,879	$4,179	$4,534	$14,592
December 31, 2023
Cash and cash equivalents	$297	$—	$—	$297
Fixed income
Government bonds(2)	211	1,900	—	2,111
Corporate bonds(2)	644	998	—	1,642
Mortgages(3)	206	—	—	206
Mortgage-backed and asset-backed securities(4)	—	123	—	123
Public equities
Canada	534	—	—	534
U.S. and international	4,293	—	—	4,293
Real estate(5)	—	—	563	563
Infrastructure(6)	—	—	961	961
Private debt(7)	—	—	1,128	1,128
Derivative instruments(8)	—	116	—	116
Absolute return(9)
Funds of hedge funds	—	—	1,498	1,498
	$6,185	$3,137	$4,150	$13,472
(1) Investments measured at net asset value ("NAV"):
Amounts are comprised of certain investments measured using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

102 / CPKC 2024 ANNUAL REPORT
(2) Government & Corporate Bonds:
Fair values for bonds are based on market prices supplied by independent sources as of the last trading day.
(3) Mortgages:
The fair values of mortgages are based on current market yields of financial instruments of similar maturity, coupon and risk factors.
(4) Mortgage-backed and asset-backed securities:
The fair values of mortgage-backed and asset-backed securities are determined based on valuations from pricing sources that incorporate broker-dealer quotations, reported trades or valuation estimates from their internal pricing models which consider tranche-level attributes, current market data, estimated cash flows, and market-based yield spreads and incorporate deal collateral performance, as available.
(5) Real estate:
Real estate fund values are based on the NAV of the funds that invest directly in real estate investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $435 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2023 - $480 million). The remaining $86 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying real estate investments (2023 - $83 million). As at December 31, 2024, there are $309 million of unfunded commitments for real estate investments (December 31, 2023 - $166 million).
(6) Infrastructure:
Infrastructure fund values are based on the NAV of the funds that invest directly in infrastructure investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $606 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2023 - $493 million). The remaining $588 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying infrastructure investments (2023 - $468 million). As at December 31, 2024, there are $205 million of unfunded commitments for infrastructure investments (December 31, 2023 - $220 million).
(7) Private debt:
Private debt fund values are based on the NAV of the funds that invest directly in private debt investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $115 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2023 - $124 million). The remaining $1,031 million is not subject to redemption and is normally returned through distributions as a result of the repayment of the underlying loans (2023 - $1,004 million). As at December 31, 2024, there are $764 million of unfunded commitments for private debt investments (December 31, 2023 - $540 million).
(8) Derivative Instruments:
The investment managers may utilize the following derivative instruments: equity futures to replicate equity index returns (Level 2); currency forwards to partially hedge foreign currency exposures (Level 2); bond futures and forwards to manage duration and interest rate risk (Level 2); interest rate swaps to manage duration and interest rate risk (Level 2); credit default swaps to manage credit risk (Level 2); and options to manage interest rate risk and volatility (Level 2). The Company may utilize derivatives directly, but only for the purpose of hedging foreign currency exposures. One of the fixed income investment managers utilizes a portfolio of bond forwards for the purpose of reducing asset/liability interest rate exposure. As at December 31, 2024, there are bond forwards with a notional value of $555 million (December 31, 2023 - $1,396 million) and a fair value of $2 million (December 31, 2023 - $116 million).
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

The funded status of the plans is exposed to fluctuations in interest rates, which affects the relative values of the plans' liabilities and assets. In order to mitigate interest rate risk, the Company's main Canadian DB pension plan utilizes a liability driven investment strategy in its fixed income portfolio, which uses a combination of long duration bonds and derivatives to hedge interest rate risk, managed by the investment manager. As at December 31, 2024, the plan's solvency funded position was 51% hedged against interest rate risk (2023 - 50%).

When investing in foreign securities, the plans are exposed to foreign currency risk; the effect of which is included in the valuation of the foreign securities. As at December 31, 2024, the plans were 39% exposed to the U.S. dollar, 7% exposed to the Euro, and 5% exposed to various other currencies. As at December 31, 2023, the plans were 41% exposed to the U.S. dollar, 7% exposed to the Euro, and 9% exposed to various other currencies.

CPKC 2024 ANNUAL REPORT / 103

As at December 31, 2024, plan assets included 322,733 of the Common Shares of the Company (2023 - 354,530) at a market value of $34 million (2023 - $37 million) and Fixed income securities of the Company at a market value of $2 million (2023 - $2 million).

Estimated future benefit payments
The estimated future DB pension and other benefit payments to be paid by the plans for each of the next five years and the subsequent five-year period are as follows:

(in millions of Canadian dollars)	Pensions	Other benefits
2025	$674	$35
2026	665	33
2027	664	32
2028	666	36
2029	658	31
2030-2034	3,266	151

The benefit payments from the Canadian registered and U.S. qualified DB pension plans are payable from their respective pension funds. Benefit payments from the supplemental pension plans and from the other benefits plans are payable directly by the Company.

Defined contribution plan
The DC plans provide a pension benefit based on total employee and Company contributions plus investment income earned on those contributions.

Canadian non-unionized employees hired after July 1, 2010 are generally required to participate in the Canadian DC plan. Employee and Company contributions to this plan are based on a percentage of earnings.

U.S. non-unionized employees of Soo Line Railroad Company; Dakota, Minnesota & Eastern Railroad; and Delaware & Hudson Railway Company, Inc. hired after July 1, 2010 are generally required to participate in the U.S. DC plan. Employees do not contribute to this plan and Company contributions are based on a percentage of earnings.

In 2024, the net cost of the DC plans, which generally equals the Company’s required contribution, was $16 million (2023 - $14 million; 2022 - $12 million).

In 2025, the Company estimates that it will make contributions of $17 million to the DC plans.

Contributions to multi-employer plans
Some of the Company’s unionized employees in the U.S. are members of a U.S. national multi-employer benefit plan. Contributions made by the Company to this plan in 2024 in respect of post-retirement medical benefits were $3 million (2023 - $4 million; 2022 - $2 million).

104 / CPKC 2024 ANNUAL REPORT
23.    Stock-based compensation
At December 31, 2024, the Company had several stock-based compensation plans including a stock options plan, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense of $108 million in 2024 (2023 - $122 million; 2022 - $113 million) and the total tax benefit related to these plans was $26 million in 2024 (2023 - $27 million; 2022 - $26 million).

A. Stock options plan

The following table summarizes the activity related to the stock options during 2024:

	Options outstanding		Non-vested options
	Number of stock options	Weighted-average exercise price	Number of stock options	Weighted-average grant date fair value
Outstanding, January 1, 2024	6,471,932	$71.03	2,303,103	$22.87
Granted	817,609	$118.29	817,609	$33.27
Exercised	(1,445,290)	$48.29	N/A	N/A
Vested	N/A	N/A	(967,431)	$20.45
Forfeited	(109,651)	$116.48	(109,651)	$32.26
Outstanding, December 31, 2024	5,734,600	$86.59	2,043,630	$27.68
Vested or expected to vest at December 31, 2024(1)	5,697,159	$86.43	N/A	N/A
Exercisable, December 31, 2024	3,690,970	$74.40	N/A	N/A
(1) As at December 31, 2024, the weighted-average remaining term of vested or expected to vest options was 3.2 years with an aggregate intrinsic value of $116 million.

The following table provides the number of stock options outstanding and exercisable as at December 31, 2024 by range of exercise price and their related intrinsic aggregate value, and for stock options outstanding, the weighted-average years to expiration. The table also provides the aggregate intrinsic value for in-the-money stock options, which represents the amount that would have been received by option holders had they exercised their options on December 31, 2024 at the Company’s closing stock price of $104.08.

	Options outstanding				Options exercisable
Range of exercise prices	Number of stock options	Weighted-average years to expiration	Weighted-average exercise price	Aggregate intrinsic value (millions)	Number of stock options	Weighted-average exercise price	Aggregate intrinsic value (millions)
$33.15 - $68.94	1,371,256	1.0	$48.49	$77	1,371,256	$48.49	$76
$68.95 - $91.73	1,479,444	2.7	$80.21	$35	1,222,834	$78.30	$32
$91.74 - $105.49	1,357,794	3.5	$100.95	$4	906,268	$100.77	$2
$105.50 - $121.28	1,526,106	5.6	$114.24	$—	190,612	$110.51	$—
Total(1)	5,734,600	3.2	$86.59	$116	3,690,970	$74.40	$110
(1) As at December 31, 2024, the total number of in-the-money stock options outstanding was 4,206,139 with a weighted-average exercise price of $74.40. The weighted-average years to expiration of exercisable stock options is 2.1 years.

CPKC 2024 ANNUAL REPORT / 105

Pursuant to the plan, stock options may be exercised upon vesting, which is between 12 and 48 months after the grant date, and expire seven years from the grant date. The grant date fair value of the stock options granted in 2024 was $27 million (2023 - $26 million; 2022 - $16 million). The following table provides assumptions used to determine the fair values of stock option awards, and the weighted-average grant date fair values for units granted in 2024, 2023 and 2022:

	2024	2023	2022
Expected option life (years)(1)	4.75	4.75	4.75
Risk-free interest rate(2)	3.88%	3.35%	1.62%
Expected stock price volatility(3)	28.38%	28.44%	26.85%
Expected annual dividends per share(4)	$0.76	$0.76	$0.76
Expected forfeiture rate(5)	3.12%	3.18%	3.01%
Weighted-average grant date fair value of options granted during the year	$33.27	$29.79	$21.33
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

In 2024, the expense for stock options was $24 million (2023 - $25 million; 2022 - $23 million). At December 31, 2024, there was $10 million of total unrecognized compensation related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

The total fair value of shares vested for the stock option plan during 2024 was $20 million (2023 - $18 million; 2022 - $24 million).

The following table provides information related to all stock options exercised in the plan during the years ended December 31:

(in millions of Canadian dollars)	2024	2023	2022
Total intrinsic value	$92	$101	$53
Cash received by the Company upon exercise of options	69	69	32

B. Share unit plans
Performance share unit plan
During 2024, the Company issued 568,159 PSUs with a grant date fair value of $65 million and 25,589 PDSUs with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company's Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into DSUs pursuant to the DSU plan, are eligible for a 25% Company match if the employee has not exceeded their Common Share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for all PSUs and PDSUs granted in 2024 is January 1, 2024 to December 31, 2026 and the performance factors are Free Cash Flow ("FCF"), annualized EBITDA, Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways.

The performance period for 544,175 PSUs and all PDSUs granted in 2023 is January 1, 2023 to December 31, 2025 and the performance factors are FCF, EBITDA, TSR, compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways. The performance period for the other 347,236 PSUs granted in 2023 is April 28, 2023 to December 1, 2026 and the performance factors are EBITDA and TSR compared to Class I railways.

The performance period for all of the 415,660 PSUs and 13,506 PDSUs granted in 2022 is January 1, 2022 to December 31, 2024, and the performance factors are FCF, Adjusted net debt to Adjusted EBITDA Modifier, TSR compared to the S&P/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index. The payout on these awards is 120% on 381,760 PSUs (including dividends reinvested) and 9,774 PDSUs (including dividends reinvested and matching units) outstanding, representing fair values of $49 million and $2 million, respectively, as at December 31, 2024, calculated based on the Company's average common share price of the last 30 trading days preceding December 31, 2024.

106 / CPKC 2024 ANNUAL REPORT
The performance period for all of the 431,430 PSUs and 12,694 PDSUs granted in 2021 was January 1, 2021 to December 31, 2023 and the performance factors were Return on Invested Capital, TSR compared to the S&P/TSX 60 Index, and TSR compared to Class I railways. The payout on these awards was 135% on 399,372 PSUs (including dividends reinvested) and 11,372 PDSUs (including dividends reinvested and matching units) outstanding, representing fair values of $54 million and $2 million, respectively, as at December 31, 2023, calculated based on the Company's average common share price of the last 30 trading days preceding December 31, 2023.

The following table summarizes the activity related to PSUs and PDSUs for each of the years ended December 31:

	2024	2023
Outstanding, January 1	1,678,553	1,336,358
Granted	593,748	917,744
Issued in lieu of dividends	12,843	10,845
Settled	(401,182)	(460,667)
PDSUs converted into DSUs	(11,461)	(45,058)
Forfeited	(128,768)	(80,669)
Outstanding, December 31	1,743,733	1,678,553

In 2024, the expense for PSUs and PDSUs was $72 million (2023 - $78 million; 2022 - $69 million). At December 31, 2024, there was $49 million of total unrecognized compensation related to these awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Deferred share unit plan
The Company established the DSU plan as a means to compensate and assist in attaining Common Share ownership targets set for certain key employees and Directors. A DSU entitles the holder to receive, upon redemption, a cash payment equivalent to the Company's average Common Share price based on the 10 trading days prior to redemption. DSUs vest over various periods of up to 36 months and are only redeemable for a specified period after employment is terminated.

Senior managers may elect to receive DSUs in lieu of annual cash bonuses under the bonus deferral program. In addition, senior managers will be granted a 25% Company match of DSUs when deferring cash to DSUs to meet ownership targets. The election to receive eligible payments in DSUs is no longer available to a participant when the value of the participant’s DSUs is sufficient to meet the Company’s Common Share ownership guidelines. Senior managers have five years to meet their ownership targets.

The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

The following table summarizes the activity related to DSUs for each of the years ended December 31:

	2024	2023
Outstanding, January 1	899,818	744,530
Granted	71,082	85,750
PDSUs converted into DSUs	14,079	81,533
Issued in lieu of dividends	6,253	5,685
Settled	(82,624)	(15,935)
Forfeited	(5,554)	(1,745)
Outstanding, December 31	903,054	899,818

During 2024, the Company granted 71,082 DSUs with a grant date fair value of approximately $8 million. In 2024, the expense recovery for DSUs was $1 million (2023 - $10 million of expense; 2022 - $10 million of expense). At December 31, 2024, there was $1 million of total unrecognized compensation related to DSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

CPKC 2024 ANNUAL REPORT / 107

Summary of share unit liabilities settled
The following table summarizes the total share unit liabilities settled for each of the years ended December 31:

(in millions of Canadian dollars)	2024	2023	2022
Plan
PSUs	$54	$86	$116
DSUs	9	2	16
Other	1	1	5
Total	$64	$89	$137

C. Employee share purchase plan
The Company has an employee share purchase plan whereby both employee and the Company contributions are used to purchase Common Shares on the open market for employees. The Company’s contributions are expensed over the one year vesting period. Under the plan, the Company matches $1 for every $3 contributed by employees up to a maximum employee contribution of 6% of annual salary.

The total number of Common Shares purchased in 2024 on behalf of participants, including the Company's contributions, was 746,544 (2023 - 600,730; 2022 - 566,902). In 2024, the Company’s contributions were $17 million (2023 - $15 million; 2022 - $11 million) and the related compensation and benefits expense was $12 million (2023 - $11 million; 2022 - $9 million).

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

The Company's financial exposure resulting from its involvement with these entities, is limited to its fixed lease payments. In 2024, lease payments related to the VIE were $15 million. Total future minimum lease payments to the end of the lease term in 2030 are $53 million. The fixed price purchase options for all leased assets expire in 2026. Although the leased assets must be returned in good operating condition, subject to normal wear and tear, the Company does not guarantee the residual value of the assets at the end of the lease.

Since the Company has neither the power to direct the activities of the VIE, or the obligation to absorb expected losses or residual returns, it does not consolidate the VIE.

25.    Commitments and contingencies

Commitments
At December 31, 2024, the Company had committed to total future capital expenditures amounting to $2.5 billion, which includes investments in the Celaya-NBA Line Railway Bypass and other capital expenditures related to the Concession. Future operating expenditures relating to supplier purchase obligations, such as bulk fuel purchase agreements, locomotive maintenance and overhaul agreements, as well as agreements to purchase other goods and services amount to approximately $3,915 million for the years 2025-2035.

Annual maturities and principal repayments of debt for the next five years and thereafter are provided in Note 16. Commitments related to leases, including minimum annual payments for the next five years and thereafter, are included in Note 19.

Litigation
In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at December 31, 2024 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of

108 / CPKC 2024 ANNUAL REPORT
these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

(2)The AGQ sued the Company in the Québec Superior Court claiming $409 million in damages, which was further amended and reduced to $231 million (the “AGQ Action”). The AGQ Action alleges that: (i) the Company was responsible for the petroleum crude oil from its point of origin until its delivery to Irving Oil Ltd.; and (ii) the Company is vicariously liable for the acts and omissions of the MMA Group.

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

(4)Eight subrogated insurers sued the Company in the Québec Superior Court claiming approximately $16 million in damages, which was amended and reduced to approximately $14 million (the “Promutuel Action”), and two additional subrogated insurers sued the Company claiming approximately $3 million in damages (the “Royal Action”). Both actions contain similar allegations as the AGQ Action. The actions do not identify the subrogated parties. As such, the extent of any overlap between the damages claimed in these actions and under the Plans is unclear. The Royal Action is stayed pending determination of the consolidated proceedings described below.

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021 with oral arguments ending on June 15, 2022. The Québec Superior Court issued a decision on December 14, 2022 dismissing all claims against the Company, finding that the Company’s actions were not the direct and immediate cause of the accident and the damages suffered by the plaintiffs. All three plaintiffs filed a declaration of appeal on January 13, 2023. The appeal was heard October 7 to 10, 2024 by the Québec Court of Appeal. On February 26, 2025, the Québec Court of Appeal issued its unanimous decision upholding the trial decision and dismissing the appeals in their entirety. The appellants have 60 days to seek leave from the Supreme Court of Canada to further appeal. A damages trial will follow after the disposition of all appeals, if necessary.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to an expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. Summary judgement motion was argued and taken under advisement on June 9, 2022, and decision is pending. On May 23, 2023, the case management judge stayed the proceedings pending the outcome of the appeal in the Canadian consolidated claims.

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

CPKC 2024 ANNUAL REPORT / 109

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

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgement motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgement and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgement motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgement reduction provisions do not require trial, and were fully briefed in 2024. On January 5, 2024, the Court issued its decision finding that the Company is liable for approximately U.S. $3.9 million plus pre-judgement interest, but declined to determine whether judgement reduction provisions were applicable, referring the parties to a court in Maine on that issue. On January 18, 2024, the Company filed a motion for reconsideration for the Court to apply the judgement reduction provisions. On January 19, 2024, the trustee for the wrongful death trust filed a Notice of Appeal for the January 5, 2024 decision, as well as prior decisions. On February 23, 2024, the Court denied the Company’s motion for reconsideration, again referring the parties to a court in Maine to apply the judgement reduction provision. On March 6, 2024, the Company filed its notice of appeal of this latest ruling, as well as prior decisions. The hearing of the appeal is set for March 18, 2025.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, the Company denies liability and is vigorously defending these proceedings.

Court decision related to Remington Development Corporation legal claim
On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court has not provided any indication of how the damages, which are currently estimated to total approximately $228 million, should be apportioned between the Company and Alberta. On November 17, 2022, the Company filed an appeal of the Court’s decision. On April 11, 2024, the Court of Appeal of Alberta stayed the judgement pending the outcome of the appeal. On September 10, 2024, the Court of Appeal of Alberta heard the Company's appeal and reserved its decision. At this time, the Company cannot reasonably estimate the amount of damages for which it is liable under the ruling of the Court.

2014 tax assessment
On April 13, 2022, the SAT delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at December 31, 2024, the 2014 Assessment was Ps.6,313 million ($448 million), which included inflation, interest, and penalties. On July 7, 2022, CPKCM filed an administrative appeal (the “Administrative Appeal”) before the SAT, seeking to revoke the 2014 Assessment and claiming that the notification of the 2014 Assessment was not legal for being made through the tax mailbox in violation of a tax mailbox injunction previously granted on March 19, 2015 to CPKCM. On September 26, 2022, the SAT issued a resolution dismissing the Administrative Appeal filed by CPKCM arguing that it was not submitted timely (the “Administrative Appeal Resolution”). On October 10, 2022, CPKCM submitted a petition of annulment lawsuit before the Federal Administrative Court, challenging the 2014 Assessment, its notification, and the dismissal of the Administrative Appeal Resolution.

On January 5, 2023, the Federal Administrative Court granted a definitive injunction against the enforcement and collection of the 2014 Assessment. On April 24, 2024, the Federal Administrative Court resolved the annulment lawsuit confirming the Administrative Appeal Resolution and the 2014 Assessment (the "Administrative Court Resolution"). On June 21, 2024, CPKCM challenged the Administrative Court Resolution by submitting an Amparo petition (Demanda de Amparo) before the Collegiate Circuit Court (Tribunal Colegiado de Circuito). CPKCM expects to prevail based on the technical merits of its case. On August 15, 2024, the Federal Administrative Court informed CPKCM that the SAT submitted two motions (recurso de reclamación and recurso de queja) claiming that the Federal Administrative Court did not cite the applicable legal provisions when granting the definitive injunction against the enforcement and collection of the 2014 Assessment. On November 8, 2024, CPKCM was notified that the Federal Administrative Court issued a resolution on October 9, 2024 dismissing one of the motions (recurso de reclamación). On February 12, 2025, the other motion (recurso de queja) was resolved. The Collegiate Circuit Court ordered the Federal Administrative Court to issue a new resolution on the injunction. Given that all applicable requirements to grant the injunction were satisfied by CPKCM and the surety bond was approved and accepted by the SAT, this resolution is not expected to result in any change to CPKCM’s status regarding the enforcement and collection of the 2014 Assessment, which shall remain the same until the Amparo petition is resolved by the Collegiate Circuit Court.

110 / CPKC 2024 ANNUAL REPORT

2023 business interruption insurance settlement
During the third quarter of 2023, the Company realized gain contingencies of $51 million recognized to "Purchased services and other", as a result of settlements reached with insurers for business interruption losses incurred by the Company related to a wildfire and flooding in B.C. in 2021.

26.    Guarantees
In the normal course of operations, the Company enters into contractual arrangements that involve providing certain guarantees, which extend over the term of the contracts. These guarantees include, but are not limited to:
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

The maximum amount that could be payable under these guarantees, excluding residual value guarantees, cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under guarantees to other parties in the event of the occurrence of specified events could be recoverable from other parties or through insurance. The Company has accrued for all guarantees that it expects to pay. As at December 31, 2024, accruals of $8 million (2023 - $8 million), were recorded in “Accounts payable and accrued liabilities".

Indemnification
Pursuant to a trust and custodial services agreement with the trustee of the Canadian Pacific Railway Company Pension Plan, the Company has undertaken to indemnify and save harmless the trustee, to the extent not paid by the fund, from any and all taxes, claims, liabilities, damages, costs, and expenses arising out of the performance of the trustee’s obligations under the agreement, except as a result of misconduct by the trustee. The indemnity includes liabilities, costs, or expenses relating to any legal reporting or notification obligations of the trustee with respect to the defined benefit and defined contribution options of the pension plans, or otherwise with respect to the assets of the pension plans that are not part of the fund. The indemnity survives the termination or expiry of the agreement with respect to claims and liabilities arising prior to the termination or expiry. As at December 31, 2024, the Company had not recorded a liability associated with this indemnification as it does not expect to make any payments pertaining to it.

27.    Segmented and geographic information
Operating segment
The Company only has one operating segment: rail transportation.

The Company's chief operating decision-maker ("CODM") is the Company's Chief Executive Officer. The CODM uses consolidated net income, which is reported in the Company's Consolidated Statements of Income as "Net income attributable to controlling shareholders" to assess the Company's performance and decide on the allocation of resources. Consolidated net income is used in conjunction with certain Non-GAAP measures, operational performance indicators, and figures prepared on a forecast basis to evaluate the return on the Company's assets and make operational and investment decisions. CPKC's significant segment expenses are consistent with the expenses presented on the Company's Consolidated Statements of Income.

For the years ended December 31, 2024, 2023, and 2022, no single customer accounted for more than 10% of total revenues.

Geographic information
All of the Company's revenues and long-lived assets disclosed in the table below are held within Canada, the U.S., and Mexico.

CPKC 2024 ANNUAL REPORT / 111

For the years ended and as at December 31 (in millions of Canadian dollars)	Canada	U.S.	Mexico	Total
2024
Revenues	$6,936	$4,988	$2,622	$14,546
Long-lived assets: Properties and Operating lease ROU assets	16,536	27,897	11,955	56,388
2023
Revenues	6,651	4,257	1,647	12,555
Long-lived assets: Properties and Operating lease ROU assets	15,933	25,141	11,017	52,091
2022
Revenues	6,423	2,391	—	8,814

28. Subsequent events
Long-term debt
In February 2025, the Company repaid, at maturity, the remaining balance of U.S. $642 million ($930 million) on its 2.90% 10-year Notes.

In February 2025, the Company also entered into a U.S. $500 million ($715 million) unsecured non-revolving term credit facility (the "term facility") with a due date of August 6, 2025. The agreement requires the Company to maintain a financial covenant in conjunction with the term facility.

Share repurchase program
On February 27, 2025, the Company announced that the TSX has accepted its notice of intention to implement a normal course issuer bid, commencing March 3, 2025, to purchase up to approximately 37.35 million Common Shares for cancellation on or before March 2, 2026.

112 / CPKC 2024 ANNUAL REPORT
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As at December 31, 2024, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at December 31, 2024, to ensure that information required to be disclosed by the Company in reports that they file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this Form 10-K, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2024, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPKC 2024 ANNUAL REPORT / 113

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Kansas City Limited
Opinion on Internal Control Over Financial Reporting
We have audited Canadian Pacific Kansas City Limited and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, Canadian Pacific Kansas City Limited and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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
February 27, 2025

114 / CPKC 2024 ANNUAL REPORT
ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

CPKC 2024 ANNUAL REPORT / 115

PART III

116 / CPKC 2024 ANNUAL REPORT
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Registrant
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.
Executive Officers of Registrant
The information regarding executive officers is included in Part I of this annual report under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.
Audit and Finance Committee Financial Experts
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.
Code of Ethics for Chief Executive Officer and Senior Financial Officers
The information required by this Item will be contained in the Company’s Form 10-K/A,which will be filed no later than 120 days after December 31, 2024.
Insider Trading Policy
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

CPKC 2024 ANNUAL REPORT / 117

PART IV

118 / CPKC 2024 ANNUAL REPORT
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

The following documents are filed as part of this annual report:

(a)Financial Statements

The financial statements filed as part of this filing are listed on the Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(b)Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts

(in millions of Canadian dollars)	Balance as at January 1	Impact of KCS Acquisition	Additions charged to expenses	Payments and other reductions	Impact of FX	Balance as at December 31
Provisions for contingent liabilities(1)(2)
2022	$114	$—	$102	$(92)	$6	$130
2023	$130	$215	$191	$(218)	$(4)	$314
2024	$314	$44	$171	$(194)	$25	$360
(1) Includes provisions for environmental remediation, personal injury and other claims. Provisions associated with self-insured workers’ compensation benefits are presented in Note 22 Pensions and Other Benefits of the Financial Statements.
(2) Certain comparative period balances have been reclassified to conform to the current period presentation in this Financial Statement Schedule. These reclassifications have no impact on the Consolidated Financial Statements in the current or comparative periods.
(c)Exhibits

The exhibits listed below include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(10)(iii) of Regulation S-K.

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

3.5
Amended and Restated By-law No. 2 of Canadian Pacific Kansas City Limited (incorporated by reference to Exhibit 3.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission February 11, 2025, File No. 001-01342).

3.6
General By-law, as amended, of Canadian Pacific Railway Company, a wholly-owned subsidiary of Canadian Pacific Railway Limited (incorporated by reference to Exhibit 2 to Canadian Pacific Railway Limited’s Current Report on Form 6-K filed with the Securities and Exchange Commission on May 22, 2009, File No. 001-01342).

CPKC 2024 ANNUAL REPORT / 119

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

120 / CPKC 2024 ANNUAL REPORT

4.18
Officers’ Certificate of Canadian Pacific Railway Company dated March 13, 2019 (incorporated by reference to Exhibit 4.1 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 24, 2019, File No. 001-01342).

4.19
Description of Securities - Equity Securities (incorporated by reference to Exhibit 4.26 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2020, File No. 001-01342).

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

CPKC 2024 ANNUAL REPORT / 121

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

10.23*
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

10.25*
Short Term Incentive Plan for Non-Unionized Employees (Canada) and US Salaried Employees dated January 1, 2014, as amended July 1, 2021 (incorporated by reference to Exhibit 10.62 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

122 / CPKC 2024 ANNUAL REPORT

10.26*
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

10.32* ***
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

10.34*
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

10.40*
Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.41*
Form of US Performance Share Units Notice of Grant and Grant Agreement (incorporated by reference to Exhibit 10.3 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.42*
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

CPKC 2024 ANNUAL REPORT / 123

10.45*
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

10.47*
Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) (incorporated by reference to Exhibit 10.49 to Canadian Pacific Kansas City Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024, File No. 001-01342).

10.48*
Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules) (incorporated by reference to Exhibit 10.50 to Canadian Pacific Kansas City Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024, File No. 001-01342).

10.49
Separation Letter, effective as of March 19, 2024, between Canadian Pacific Kansas City Limited and John Orr (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2024, File No. 001-01342).

10.50
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

10.51*
Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) revised and consolidated as at January 1, 2024 (“Pension Plan”), and Amendment Number One to the Pension Plan effective January 1, 2025 (incorporated by reference to Exhibit 10.2 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2024, File No. 001-01342).

10.52* **
Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) revised and consolidated as at January 1, 2024 (“Pension Plan”), and Amendment Number Two to the Pension Plan effective January 1, 2024.

10.53* **
Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) revised and consolidated as at January 1, 2024 (“Pension Plan”), and Amendment Number Three to the Pension Plan effective June 1, 2004.

10.54* **
Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules) revised and consolidated as at January 1, 2024 (“Secondary Plan”) and Amendment Number One to the Secondary Plan effective January 1, 2024.

10.55* **
Canadian Pacific Railway Company Supplemental Retirement Plan, consolidated to January 1, 2019 (“Supplemental Retirement Plan”), and Amendment Number Four to the Supplemental Retirement Plan effective January 1, 2024.

10.56
Credit Agreement, dated as of February 6, 2025, by and among Canadian Pacific Kansas City Limited, Canadian Pacific Railway Company, Bank of Montreal and the other lenders and financial institutions party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2025, File No. 001-01342).

19.1**	Canadian Pacific Kansas City Limited Disclosure and Insider Trading/Reporting Policy.
21.1**	Subsidiaries of the registrant
22.1**	List of Issuers and Guarantor Subsidiaries
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1**	Power of attorney (included on the signature pages of this Annual Report on Form 10-K)
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
97.1*
Canadian Pacific Kansas City Limited Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to Canadian Pacific Kansas City Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024, File No. 001-01342).

99.1
Consolidated Financial Statements of Kansas City Southern as of and for the period ended April 13, 2023 (unaudited) and audited Consolidated Financial Statements of Kansas City Southern as of December 31, 2022 and for the years ended December 31, 2022 and 2021 (incorporated by reference to Exhibit 99.1 to Canadian Pacific Kansas City Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024, File No. 001-01342).

124 / CPKC 2024 ANNUAL REPORT

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Kansas City Limited’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Consolidated Statements of Income for each of the three years ended December 31, 2024, 2023, and 2022; (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2024, 2023, and 2022; (iii) the Consolidated Balance Sheets at December 31, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2024, 2023, and 2022; (v) the Consolidated Statements of Changes in Equity for each of the three years ended December 31, 2024, 2023, and 2022; and (vi) the Notes to Consolidated Financial Statements.

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory arrangement
** Filed with this Annual Report on Form 10-K
*** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of this exhibit will be furnished separately to the SEC upon request.

CPKC 2024 ANNUAL REPORT / 125

ITEM 16. FORM 10-K SUMMARY

Not applicable.

126 / CPKC 2024 ANNUAL REPORT
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC KANSAS CITY LIMITED
(Registrant)
By:	/s/ KEITH CREEL
Keith Creel
President, Chief Executive Officer and Director
Dated: February 27, 2025

POWER OF ATTORNEY

Each of the undersigned do hereby appoint each of Nadeem Velani and Cassandra P. Quach, his or her true and lawful attorney-in-fact and agent, to sign on his or her behalf the Company’s Annual Report on Form 10-K, for the year ended December 31, 2024, and any and all amendments thereto, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 27, 2025.

Signature	Title
/s/ KEITH CREEL	President, Chief Executive Officer and Director
Keith Creel	(Principal Executive Officer)

/s/ NADEEM VELANI	Executive Vice-President and Chief Financial Officer
Nadeem Velani	(Principal Financial Officer and Principal Accounting Officer)

/s/ ISABELLE COURVILLE	Chair of the Board of Directors
Isabelle Courville

/s/ JOHN R. BAIRD	Director
John R. Baird

/s/ AMB. ANTONIO GARZA (RET.)	Director
Amb. Antonio Garza (Ret.)

/s/ ARTURO GUTIÉRREZ HERNÁNDEZ	Director
Arturo Gutiérrez Hernández

/s/ EDWARD R. HAMBERGER	Director
Edward R. Hamberger

/s/ JANET H. KENNEDY	Director
Janet H. Kennedy

/s/ HENRY MAIER	Director
Henry Maier

/s/ MATTHEW H. PAULL	Director
Matthew H. Paull

/s/ JANE L. PEVERETT	Director
Jane L. Peverett

/s/ ANDREA ROBERTSON	Director
Andrea Robertson

/s/ GORDON T. TRAFTON	Director
Gordon T. Trafton