Form 10-K/A
period 2024-12-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2025-04-28
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
AMENDMENT NO. 1
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
of the Exchange Act). Yes
☐
 No
☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates
of the registrant, in U.S. dollars, was $73,439,582,788, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
As of the close of business on February 26, 2025, there were 933,713,487 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE
Canadian Pacific Kansas City Limited (“CPKC”), a corporation incorporated under the Canada Business Corporations Act, qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although as a foreign private issuer CPKC is no longer required to do so, CPKC currently continues to file annual reports on Form
10-K,
quarterly reports on Form
10-Q,
and current reports on Form
8-K
with the Securities and Exchange Commission (“SEC”) instead of filing reports on forms available to foreign private issuers.
CPKC prepares and files a management information circular and related material under Canadian requirements. As CPKC’s management information circular is not filed pursuant to Regulation 14A, CPKC may not incorporate by reference information required by Part III of this Form
10-K
from its management information circular.
CPKC filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 (“2024 Form
10-K”)
on February 27, 2025. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
the Company is filing this Amendment No. 1 on Form
10-K/A
(“Amendment No. 1”) in order to include in the 2024 Form
10-K
the Part III information not previously included in the 2024 Form
10-K.
No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the 2024
Form 10-K.
This Amendment No. 1 does not reflect events occurring after the filing of the 2024 Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the 2024 Form
10-K
and the Company’s other filings with the SEC.
In this Amendment No. 1, we also refer to Canadian Pacific Kansas City Limited as “Canadian Pacific Kansas City,” “CPKC,” “we,” “us,” “our,” “company”, “our corporation,” or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.
All references to our websites and to our Canadian management proxy circular filed with the SEC on March 25, 2025 as Exhibit 99.1 to our Current Report on Form
8-K
(the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

CANADIAN PACIFIC KANSAS CITY LIMITED FORM 10-K/A TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

All of the current directors were elected at the last annual meeting of shareholders on April 24, 2024, except for Mr. Arturo Gutiérrez Hernández who was appointed by the Board of Directors effective November 1, 2024 and will stand for election at the annual and special meeting of shareholders on April 30, 2025.

The directors are qualified and experienced, possessing a broad range of skills that facilitate strong oversight of CPKC’s management and strategy and have agreed to serve on our Board.

Share Ownership

All directors are CPKC shareholders and must meet our director share ownership requirements within five years of joining the Board. Share ownership listed here is as at March 10, 2025 and includes shares directors beneficially own or control, or hold directly or indirectly. Share ownership includes holdings under the Directors’ Deferred Share Unit (DDSU) plan.

See page 54 for full details on share ownership by our directors.

   Director Profile Highlights

Isabelle Courville(1) Chair
Independent Age: 62 Director since: May 1, 2013 Residence: Mont-Tremblant, Québec, Canada 2024 voting results: 97.91% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Veolia Environnement S.A. (2015 to present)

•	Chair Research, Innovation and Sustainable Development Committee
•	Member of Nominations Committee and Purpose Committee

OVERALL 2024 ATTENDANCE(2)		100%

Meeting Attendance

Board	6 of 6	100%
Audit and Finance	5 of 5	100%
Governance	6 of 6	100%
Compensation	4 of 4	100%
Risk and Sustainability	3 of 3	100%
Integration	6 of 6	100%

BUSINESS EXPERIENCE

•	President of Hydro-Québec Distribution and Hydro-Québec TransÉnergie (2007 to 2013)
•	20 years of experience in the Canadian telecommunications industry, including President of Bell Canada’s Enterprise Group (2003 to 2006) and President and Chief Executive Officer of Bell Nordiq Group (2002 to 2003)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	SNC-Lavalin Group Inc. (2017 to 2023)
•	Laurentian Bank of Canada (2007 to 2019) (Chair of the Board)
•	Gecina S.A. (2016 to April 2017)
•	TVA Group (2013 to 2016)

OTHER EXPERIENCE

Other Boards - Current

•	Institute for Governance of Private and Public Organizations (IGOPP) (2016 to present) (member of Governance and Ethics Committee)

Other Boards - Past

•	Institute of Corporate Directors (ICD) (2013 to 2017)
•	Quebec Institute of Corporate Directors (IAS) (2013-2022)

EDUCATION

•	Bachelor’s degree in Engineering Physics, École Polytechnique de Montréal
•	Bachelor’s degree in Civil Law, McGill University
•	Doctorate Honoris Causa, Université de Montréal
•	Fellow of the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 0

DDSUs: 67,264

Meets share ownership requirements

(1)	Ms. Courville meets the SEC definition of “Audit Committee Financial Expert”.
(2)	Ms. Courville is an ex-officio member of all standing committees and may attend committee meetings at her discretion.

Hon. John Baird, P.C.
Independent Age: 55 Director since: May 14, 2015 Residence: Toronto, Ontario, Canada 2024 voting results: 98.44% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, environment, health & safety, and climate expertise, transportation industry knowledge, investment management, governance, government/ regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Canfor/Canfor Pulp (CPPI) (2016 to present)

•	Chair of the Board

OVERALL 2024 ATTENDANCE(1)		93%

Meeting Attendance

Board	5 of 6	83%
Governance (Chair)	6 of 6	100%
Risk and Sustainability	3 of 3	100%

BUSINESS EXPERIENCE

•	Senior Advisor at the law firm of Bennett Jones LLP (2015 to present)
•	Senior Advisor at Eurasia Group (a geopolitical risk consultancy) (2015 to present)
•	Member of the International Advisory Board, Barrick Gold Corporation (2015 to present)
•	President at Grantham Finchley Consulting Inc. (2015 to present)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Osisko Gold Royalties Ltd. (2020 to 2024)

OTHER EXPERIENCE

Other Boards - Current

•	FWD Group Holdings Limited/FWD Management Holdings Limited (2021 to present) (Chair of Compensation Committee, member of Nominating and Corporate Governance Committee and Risk Committee)
•	PineBridge Investments (2015 to present) (member of Audit Committee)

Other experience

•	Served as Canadian Foreign Minister, Minister of Transport and Infrastructure, Minister of Environment, and President of the Treasury Board during his three terms as a Member of the Canadian Parliament (2006 to 2015)
•	Appointed to the Privy Council in 2006
•	Former Minister of Community and Social Services and Minister of Energy in the Government of Ontario
•	Senior Advisor to Community Living Ontario, an organization that supports individuals with developmental disabilities
•	Advisory Council Member, Prince’s Trust Canada, the charitable office of His Majesty King Charles III

EDUCATION

•	Honours Bachelor of Arts (Political Studies), Queen’s University

SHARE OWNERSHIP

Shares: 0

DDSUs: 46,350

Meets share ownership requirements

Keith E. Creel
Not Independent Age: 56 Director since: May 14, 2015 Residence: Wellington, Florida, U.S.A. 2024 voting results: 99.90% for

DIRECTOR SKILLS AND QUALIFICATIONS

President and Chief Executive Officer of the Company since January 31, 2017. Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

OVERALL 2024 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%

BUSINESS EXPERIENCE

•	Became the first President and Chief Executive Officer of CPKC on April 14, 2023 with the combination of Canadian Pacific and Kansas City Southern
•	President and Chief Executive Officer of CP (2017 to April 14, 2023)
•	President and Chief Operating Officer of CP (2013 to 2017)
•	Executive Vice-President and Chief Operating Officer of Canadian National Railway Company (CN) (2010 to 2013)
•	Other positions at CN included Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of CN’s Prairie division (2002 to 2010)
•	Superintendent and general manager at Grand Trunk Western Railroad (1999 to 2002)
•	Trainmaster and director of corridor operations at Illinois Central Railway prior to its merger with CN in 1999
•	Began his railroad career in 1992 as an intermodal ramp manager at Burlington Northern Railway in Birmingham, Alabama

INDUSTRY RECOGNITIONS

•	Named “Railroad Innovator” for 2024 & 2014 by Progressive Railroading
•	Named “2021 CEO of the Year” and “2021 Strategist of the Year” by The Globe and Mail’s Report on Business Magazine
•	Named “Railroader of the Year” for 2022 & 2021 by Railway Age magazine

OTHER EXPERIENCE

Other Boards - Current

•	Representative on Association of American Railroads

Other experience

•	Commissioned officer in the U.S. Army and served in the Persian Gulf War in Saudi Arabia

EDUCATION

•	Bachelor of Science in Marketing, Jacksonville State University
•	Advanced Management Program, Harvard Business School

SHARE OWNERSHIP

Shares(2): 98,246

DSUs: 166,023

PSUs: 255,819

Options(3): 2,376,489

Meets executive share ownership requirements (see page 16)

(1)	Mr. Baird was unable to attend the February 26, 2024 virtual board meeting due to international travel.
(2)	Reflects CPKC shares in Employee Share Purchase Plan, 401(k) and personal accounts.
(3)	Reflects stock options outstanding as of Record Date.

Amb. Antonio Garza (Ret.)(1)
Independent Age: 65 Director since: June 15, 2023 Residence: Mexico City, Mexico (U.S. Citizen) 2024 voting results: 99.71% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

The Greenbriar Companies (2021 to present)

•	Member of the Audit Committee and the Nominating and Corporate Governance Committee

OVERALL 2024 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Governance	6 of 6	100%
Risk and Sustainability	3 of 3	100%

BUSINESS EXPERIENCE

•	Counsel to the law firm of White & Case LLP, Mexico City (2009 to present)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	MoneyGram International (2012 to 2023)
•	Americas Technology Acquisition Corp (2022)
•	Kansas City Southern (2010 to April 13, 2023)
•	Basic Energy Services (2010 to 2016)

OTHER EXPERIENCE

Other Boards - Current

•	Southern Methodist University (Board Trustee member)
•	Americas Council/Council of the Americas Society (Director)
•	Texas Tribune (Director)
•	American Chamber de Mexico (Honorary Director)
•	George W. Bush Foundation (Director)

Other Boards - Past

•	Grupo KUA, S.A. de C.V. (2012 to 2024)
•	Tricolor Holdings, LLC (2019 to 2023)
•	Grupo ODH, Lux S.A.(2014 to 2023)
•	BBVA Compass and the U.S. Companies of BBVA (2009 to 2012)
•	Saavi Energia de Mexico (2018 to 2020)

Other Experience

•	Chairman, Vianovo Ventures (2009 to present)
•	United States Ambassador to Mexico (2002 to 2009)
•	Chairman, Texas Railroad Commission (1998 to 2002)
•	Vice Chairman, Interstate Oil and Gas Compact Commission (1998-2002)
•	Partner, Bracewell Law Firm (2017)
•	Secretary of State, State of Texas (1995 to 1997)
•	Senior Policy Advisor, Governor of the State of Texas (1994 to 1997)
•	Cameron County Judge (1988 to 1994)

EDUCATION

•	JD (Doctor of Jurisprudence), Southern Methodist University School of Law
•	BBA Finance, University of Texas at Austin

RECOGNITIONS

•	Aguila Azteca/Aztec Eagle
•	Distinguished Alumni at both the University of Texas at Austin and the Southern Methodist University, Dallas, TX
•	Inducted into the McCombs School of Business Hall of Fame, University of Texas at Austin

SHARE OWNERSHIP

Shares: 12,828

DDSUs: 6,066

Expected to meet share ownership requirements in 2028

Arturo Gutiérrez Hernández(1)(2)
Independent Age: 59 Director since: November 1, 2024 Residence: Monterrey, Mexico 2024 voting results: N/A

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management, sales & marketing, and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

KKR & Co. Inc. (2021 - present)

•	Member of the Conflicts Committee

OVERALL 2024 ATTENDANCE(2)	N/A

BUSINESS EXPERIENCE

•	Arca Continental, S.A.B. de C.V.
¡	Chief Executive Officer (2019 - present)
¡	Deputy Chief Executive Officer (2017 - 2019)
¡	Chief Operating Officer (2011 - 2017)
¡	Vice President, Mexico Beverages (2008 - 2011)
¡	Vice President, Human Resources (2006 - 2008)
¡	Vice President, Corporate Planning (2003 - 2006)
¡	General Counsel and Secretary of the Board (2001 - 2008)

EDUCATION

•	Bachelor degree in Law, Escuela Libre de Derecho
•	Master’s degree in Law, Harvard University - Fullbright/Garcia Robles Scholar

SHARE OWNERSHIP

Shares: 0

DDSUs: 636

Expected to meet share ownership requirements by 2029.

(1)	Identifies as a visible minority.
(2)	Mr. Gutiérrez joined the board effective November 1, 2024. There were no Board meetings from November 1, 2024 to December 31, 2024.

Hon. Edward R. Hamberger
Independent Age: 74 Director since: July 15, 2019 Residence: Delray Beach, Florida, U.S.A. 2024 voting results: 99.87% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

OVERALL 2024 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Risk and Sustainability	3 of 3	100%
Integration (Chair)	6 of 6	100%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer, Association of American Railroads (1998 to 2019)

OTHER EXPERIENCE

Other Boards - Past

•	Transportation Institute, University of Denver (2002 to 2024)
•	Business Advisory Committee, Kellogg School of Management, Northwestern University (2000 to 2019)
•	TTCI (Chair of the Board) (1998 to 2019)
•	Railinc Corporation (1998 to 2019)
•	Mineta Transportation Institute, San Jose State University (2005 to 2019)
•	Baker Donelson, Management Committee (1989 to 1998)
•	Asociación Mexicana de Ferrocarriles (2005 to 2008)

Other Experience

•	Served as Assistant Secretary for governmental affairs at the U.S. Department of Transportation (1987 to 1989)

EDUCATION

•	Juris Doctor, Georgetown University
•	Master of Science, Foreign Service, Georgetown University
•	Bachelor of Science, Foreign Service, Georgetown University

SHARE OWNERSHIP

Shares: 0

DDSUs: 20,471

Meets share ownership requirements

Janet H. Kennedy(1)
Independent Age: 64 Director since: June 15, 2023 Residence: Naples, Florida, U.S.A. 2024 voting results: 99.79% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, transportation industry knowledge, investment management, governance, risk management, sales & marketing, cybersecurity training and strategic oversight.

CURRENT PUBLIC BOARD EXPERIENCE

Duluth Holdings Inc. (2023 to present)

•	Member of the Audit Committee

OVERALL 2024 ATTENDANCE(2)		100%

Meeting Attendance

Board	6 of 6	100%
Audit and Finance (Chair)	5 of 5	100%
Risk and Sustainability	2 of 2	100%
Integration	3 of 3	100%

BUSINESS EXPERIENCE

•	Vice President, North America Regions of Google Cloud at Google (2019 to April, 2023)
•	Partner/Principal, Americas Advisory Digital Transformation Leader of Ernst & Young (2018 to 2019)
•	Vice President of US Digital Transformation for Microsoft Corp. (2018 to 2019)
•	President of Microsoft Canada (2013 to 2017)
•	Vice President, U.S. Enterprise of Microsoft Corp. (2009 to 2013)
•	Vice President, Central Region EPG for Microsoft Corp. (2002 to 2013)
•	Business Unit Executive for IBM (1990 to 2002)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Kansas City Southern (2017 to 2018 and from 2019 to April 13, 2023)

OTHER EXPERIENCE

Other Boards - Past

•	Information Technology Association of Canada (2013 to 2017)
•	Business Council of Canada (2014 to 2017)

EDUCATION

•	BSIM, Industrial Mgmt/Industrial Engineering, Purdue University, Daniels School of Business
•	MBA, Queens University of Charlotte
•	Directors Consortium 2018, Stanford Graduate School of Business Executive Education
•	Diligent Board Certification for Cybersecurity & Risk

SHARE OWNERSHIP

Shares: 7,944

DDSUs: 6,415

Expected to meet share ownership requirements in 2028

(1)	Ms. Kennedy meets the SEC definition of “Audit Committee Financial Expert”.
(2)

Ms. Kennedy became Chair of the Audit and Finance Committee and appointed a member of the Integration Committee on April 24, 2024. Ms. Kennedy ceased to be a member of the Risk and Sustainability Committee on April 24, 2024.

Henry Maier
Independent Age: 71 Director since: June 15, 2023 Residence: Gallatin, Tennessee, U.S.A. 2024 voting results: 96.21% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, executive compensation/human resources, transportation industry knowledge, governance, risk management, sales & marketing and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

CarParts.com (2021 to present)

•	Member of the Nominating and Corporate Governance Committee

CH Robinson Worldwide Inc. (2022 to present)

•	Member of the Governance Committee

OVERALL 2024 ATTENDANCE(2)		94%

Meeting Attendance

Board	6 of 6	100%
Audit and Finance	2 of 2	100%
Compensation	4 of 4	100%
Integration	5 of 6	83%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer of FedEx Ground (2013 to 2021)
•	Executive Vice President, Strategic Planning, Communications, and Contractor Relations for FedEx Corp. (2009 to 2013)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	CalAmp Corp. (2021 to 2024)
•	Kansas City Southern (2017 to April 13, 2023)

OTHER EXPERIENCE

Other Boards - Past

•	United Way of Southwestern Pennsylvania

EDUCATION

•	Bachelor of Arts in Economics, University of Michigan

SHARE OWNERSHIP

Shares: 26,206

DDSUs: 4,336

Meets share ownership requirements

Matthew H. Paull(1)
Independent Age: 73 Director since: January 26, 2016 Residence: Wilmette, Illinois, U.S.A. 2024 voting results: 98.19% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management and strategic oversight.

OVERALL 2024 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Compensation (Chair)	4 of 4	100%
Audit and Finance	5 of 5	100%

BUSINESS EXPERIENCE

•	Senior Executive Vice-President and Chief Financial Officer of McDonald’s Corporation (2001 until his retirement in 2008)
•	Before joining McDonald’s in 1993, was a partner at Ernst & Young where he managed a variety of financial practices during his 18-year career and consulted with many leading multinational corporations

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Air Products and Chemicals, Inc. (2013 to 2025) (Chair of Audit and Finance Committee and member of Corporate Governance and Nominating Committee and Executive Committee)
•	Chipotle Mexican Grill Inc. (2016 to 2020) (member of Compensation Committee)
•	Best Buy Co. (2003 to 2013) (Lead independent director and chair of Finance Committee)
•	WMS Industries Inc. (2012 to 2013)
•	KapStone Paper and Packaging Corporation (2010 to 2018)

OTHER EXPERIENCE

Other Boards - Current

•	Rowan, Inc. (2024 to present) (member of Advisory Board)

Other Boards - Past

•	Pershing Square Capital Management, L.P. (2008 to 2023) (member of Advisory Board)

EDUCATION

•	Master’s degree in Accounting, University of Illinois
•	Bachelor’s degree, University of Illinois

SHARE OWNERSHIP

Shares: 18,690

DDSUs: 50,058

Meets share ownership requirements

(1)	Mr. Paull meets the SEC definition of “Audit Committee Financial Expert”.
(2)

Mr. Maier was appointed a member of the Audit and Finance Committee on April 24, 2024, and attended both meetings held following his appointment. Mr. Maier was unable to attend an Integration Committee meeting due to an unexpected scheduling conflict.

Jane L. Peverett(1)
Independent Age: 66 Director since: December 13, 2016 Residence: West Vancouver, British Columbia, Canada 2024 voting results: 98.13% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, and climate expertise, executive compensation/human resources, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY BOARD EXPERIENCE

Northwest Natural Gas Company (2007 to present)

•	Chair of Audit Committee
•	Member of Governance Committee and Organization and Executive Compensation Committee

Capital Power Corporation (2019 to present)

•	Member of People, Culture and Governance Committee and the Health, Safety and Environment Committee

Suncor Energy Inc. (2023 to present)

•	Member of the Audit Committee and Governance Committee

OVERALL 2024 ATTENDANCE(2)		100%

Meeting Attendance

Board	6 of 6	100%
Audit and Finance	5 of 5	100%
Governance	6 of 6	100%

BUSINESS EXPERIENCE

•	President & Chief Executive Officer of BC Transmission Corporation (electrical transmission) (2005 to 2009)
•	Vice-President, Corporate Services and Chief Financial Officer of BC Transmission Corporation (2003 to 2005)(3)
•	President of Union Gas Limited (a natural gas storage, transmission and distribution company) (2002 to 2003)
•	Other positions at Union Gas Limited: President & Chief Executive Officer (2001 to 2002); Senior Vice-President Sales & Marketing (2000 to 2001) and Chief Financial Officer (1999 to 2000)(3)

PAST PUBLIC COMPANY BOARD EXPERIENCE

•	Encana Corp. (2003 to 2017)
•	Postmedia Network Canada Corp. (2013 to 2016)
•	Hydro One Limited (2015 to 2018)
•	CIBC (2009 to April 2023)

OTHER EXPERIENCE

Other Boards - Current

•	CSA Group (2019 to present) (Chair of the Board)
•	British Columbia Institute of Corporate Directors Advisory Board (2014 to present) (Advisory Board Member)

EDUCATION

•	Bachelor of Commerce degree, McMaster University
•	Master of Business Administration degree, Queen’s University
•	Certified Management Accountant
•	A Fellow of the Society of Management Accountants
•	Holds the ICD.D designation from the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 0

DDSUs: 32,414

Meets share ownership requirements

Andrea Robertson
Independent Age: 61 Director since: July 15, 2019 Residence: Calgary, Alberta, Canada 2024 voting results: 99.20% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, and strategic oversight.

OVERALL 2024 ATTENDANCE		100%

Meeting Attendance

Board	6 of 6	100%
Governance	6 of 6	100%
Compensation	4 of 4	100%
Integration	6 of 6	100%

BUSINESS EXPERIENCE

•	Chair of the Board, Calgary Airport Authority (2023 to present)
•	President & Chief Executive Officer, Shock Trauma Air Rescue Service (STARS) (2011 to 2023)
•	President & Chief Operating Officer, STARS (2011 to 2012)
•	Chief Nursing and Health Professions Officer, Alberta Health Services (2009 to 2011)
•	Vice President, Foothills Medical Centre (2008 to 2009)
•	Vice President, Alberta Children’s Hospital (2008 to 2009)
•	Vice President, South Health Campus (2005 to 2007)

OTHER EXPERIENCE

Other Boards - Current

•	The Calgary Airport Authority (2017 to present)

Other Boards - Past

•	Bow Valley College (2015 to 2018)
•	United Way (2007 to 2013)
•	University of Alberta, Faculty of Medicine & Dentistry (2021 to 2023)

EDUCATION

•	Executive Leadership, Harvard University
•	ICD.D Rotman School of Business
•	Masters in Health-Care Administration, Central Michigan University
•	Baccalaureate of Nursing, University of Calgary
•	Executive Fellowship, Wharton University
•	Championing Sustainability from the Boardroom, Stanford Doerr School of Sustainability

SHARE OWNERSHIP

Shares: 0

DDSUs: 19,709

Meets share ownership requirements

(1)	Ms. Peverett meets the SEC definition of “Audit Committee Financial Expert”.
(2)	Ms. Peverett ceased to be Chair of the Audit and Finance Committee on April 24, 2024.

Gordon T. Trafton(1)
Independent Age: 71 Director since: January 1, 2017 Residence: Naperville, Illinois, U.S.A. 2024 voting results: 99.88% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

OVERALL 2024 ATTENDANCE(2)		100%

Meeting Attendance

Board	6 of 6	100%
Compensation	1 of 1	100%
Risk and Sustainability (Chair)	3 of 3	100%
Integration	3 of 3	100%

BUSINESS EXPERIENCE

•	Consultant, Brigadier Consulting (2014 to 2015)
•	Consultant, CPKC (f/k/a Canadian Pacific Railway Limited) (2013)
•	Special Advisor to the Canadian National Railway (CN) leadership team (2009 to his retirement in 2010)
•	Senior Vice-President Strategic Acquisitions and Integration, CN (2009 to 2010)
•	Senior Vice-President, Southern Region, CN (2003 to 2009)
•	Vice-President, Operations Integration, CN (2001 to 2003)
•	Vice-President, Transportation and IT Services, Illinois Central Railroad (1999 to 2001)
•	Held a number of leadership positions with Illinois Central Railroad and Burlington Northern Railroad

OTHER EXPERIENCE

Other Boards - Current

•	Leeds School of Business Advisory Board, University of Colorado Boulder (2012 to present)
•	Sacred Cow Consulting, Inc., Advisory Board (2020 to present)
•	Pacific National (2023 to present)

EDUCATION

•	Bachelor of Science, Transportation Management from the Leeds School of Business, University of Colorado Boulder

SHARE OWNERSHIP

Shares: 0

DDSUs: 32,186

Meets share ownership requirements

Other than as disclosed below, none of the nominated directors is, or has been in the last 10 years:

(a)  a director, chief executive officer or chief financial officer of a company that:

•  was subject to a cease trade or similar order or an order that denied the issuer access to any exemptions under securities legislation for over 30 consecutive days, that was issued while the proposed director was acting in that capacity, or

•  was subject to a cease trade or similar order or an order that denied the issuer access to an exemption under securities legislation for over 30 consecutive days, that was issued after the proposed director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in that capacity,

(b) a director or executive officer of a company that, while that proposed director was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets,

(c)  become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold their assets, or

(d) subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities commission, or any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder in deciding whether to vote for a proposed director.

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

Mr. Maier served as a director of CalAmp Corp. (CalAmp) from 2021 to 2024. CalAmp was a publicly traded company whose common shares were listed on the NASDAQ during this period. CalAmp was incorporated in Delaware. On June 3, 2024, CalAmp entered into a restructuring support agreement with its principal lender, Lynrock Lake Fund LP (Lynrock), who became the equity holder of CalAmp following a series of restructuring transactions. With the support of Lynrock, on June 3, 2024, CalAmp and certain of its subsidiaries (collectively, the Debtors) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court) for relief under Chapter 11 of Title 11 of the United States Code, thereby commencing Chapter 11 cases for the Debtors. On July 11, 2024, the Bankruptcy Court entered an order confirming the Debtors’ Joint Plan of Reorganization (the Plan), with an effective date of July 31, 2024. Pursuant to the Plan, Mr. Maier ceased to be a director of CalAmp. After consummating the Plan, CalAmp emerged from Chapter 11 of the Bankruptcy Code on September 23, 2024, with Lynrock as the sole shareholder of CalAmp.

(1)	Identifies as a visible minority.
(2)	Mr. Trafton was appointed a member of the Management Resources and Compensation Committee on April 24, 2024. Mr. Trafton ceased to be a member of the Integration Committee on April 24, 2024.

Executive Officers

The information regarding executive officers is included in Part 1 of our 2024 Form 10-K under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.

Code of ethics and business ethics reporting policy(1)

Our updated Code of Business Ethics (Code) for the combined CPKC, which now applies to employees of CPKC in Canada and the United States, sets out our expectations for conduct. It covers confidentiality, protecting our assets, avoiding conflicts of interest, fair dealing with third parties, compliance with applicable laws, environmental protection, rules and regulations, as well as reporting any illegal or unethical behaviour, among other things. The Code applies to directors, officers, employees (unionized and non-unionized) and contractors who work for us. Directors, officers, non-union employees and certain union employees must acknowledge every year that they have read, understood and agree to comply with the Code. We have also introduced a separate Code of Ethics for CPKC employees in Mexico (Mexico Code). The Mexico Code is largely identical to the Code, with key differences being that the Mexico Code is presented in Spanish and cross references policies for Mexico.

We also have a Business Ethics Reporting Policy that outlines the processes the Company has established for our personnel and others to report concerns regarding conduct within the Company, including questionable management and/or corporate practices, the potential violation of any applicable law, or a potential violation of the Code.

Our Business Ethics Reporting Policy now applies to employees in Canada and the United States. We have a separate but largely identical policy for our Mexico based employees (Mexico Business Ethics Reporting Policy), with key differences being reference to Mexico based policies and presentation in Spanish.

We also have a supplemental code of ethics for the CEO and other senior financial officers (including the Executive Vice-President and Chief Financial Officer, the Vice-President Capital Markets, Senior Vice-President of Accounting, Planning and Procurement and the Assistant Vice-President and Controller) which sets out our long-standing principles of conduct for these senior roles.

The latest version of the Code and the Business Ethics Reporting Policy is posted on our website (investor.cpkcr.com/governance). Only the Board or Governance Committee (Audit and Finance Committee in the case of the CEO and senior financial officers) can waive an aspect of the Code. Any waivers are posted on our website. No waivers were requested or granted in 2024.

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

CPKC’s corporate governance principles and guidelines are available on our website at investor.cpkcr.com/governance.

(1)

Our Code of Business Ethics and the Code of Business Ethics for Mexico employees were updated in November, 2023. Our Business Ethics Reporting Policy and Business Ethics Reporting Policy for employees in Mexico were updated in February, 2024.

Audit and Finance Committee

CPKC’s Audit and Finance Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and NYSE standards and CSA National Instrument 52-110-Audit Committees. The current members of the Audit and Finance Committee are Janet Kennedy (Chair), Isabelle Courville, Henry Maier, Matthew Paull and Jane Peverett, all of whom are independent. All members of the Audit and Finance Committee are “financially literate” as required by the NYSE and applicable Canadian securities laws. Of the current Audit and Finance Committee members, Ms. Kennedy, Ms. Courville, Mr. Paull and Ms. Peverett have been determined to be “audit committee financial experts” as defined by the SEC.

If significant corporate governance differences between CPKC’s corporate governance practices and Item 303A of the NYSE arise, they will be disclosed on our website at investor.cpkcr.com/governance.

Insider Trading Policy

CPKC maintains an insider trading policy to promote compliance with applicable securities laws and regulations, including those that prohibit insider trading. This policy applies to all officers, directors and employees of CPKC and extends to all activities within and outside an individual’s duties at CPKC. A copy of the updated Insider Trading Policy was filed as Exhibit 19.1 to the 2024 Form 10-K.

Changes in Procedures to Nominate Directors

On October 22, 2024, the Board adopted, subject to confirmation by the shareholders, an amended and restated By-Law No. 2 (Amended and Restated By-Law No. 2) which replaced By-Law No. 2. Amended and Restated By-Law No. 2 is intended to modernize our procedures surrounding CPKC’s use of Notice & Access provisions pursuant to National Instrument 54-101 Communication with Beneficial Owners of Securities of a Reporting Issuer and enhance information requirements for proposed director candidates, aligning them more closely with other leading Canadian public companies governed by the Canada Business Corporations Act (CBCA).

Amended and Restated By-Law No. 2 differs from By-Law No. 2 in that, among other things, Amended and Restated By-Law No. 2:

•	Adds a provision requiring that, where “notice-and-access” is used for delivery of proxy-related materials, in connection with a shareholder meeting that is to be held:

•

fifty (50) days or more after the public announcement of such meeting (Notice Date), the nomination of an individual for election to the Board (Proposed Nominee) by a shareholder of CPKC (Nominating Shareholder) must be received by CPKC no later than the close of business on the fortieth (40th) day before the applicable meeting (but in any event, not prior to the Notice Date); and

•

less than fifty (50) days after the Notice Date, the nomination of a Proposed Nominee by a Nominating Shareholder must be received by CPKC, in the case of an annual meeting, no later than the close of business on the tenth (10th) day following the Notice Date, and in the case of a special meeting of shareholders, no later than the close of business on the fifteenth (15th) day following the Notice Date;

•	Adds a provision requiring a nominating shareholder to provide additional information about a director nominee, including, the following:

•

a description of any relationship, agreement, arrangement or understanding between the nominating shareholder and the proposed nominee (or any affiliates or associates of, or any person or entity acting jointly or in concert with the nominating shareholder or the proposed nominee), in connection with the proposed nominee’s nomination and election as director;

•

whether the proposed nominee is party to any existing or proposed relationship, agreement, arrangement or understanding with any competitor of CPKC or its affiliates or any other third party which may give rise to a real or perceived conflict of interest between the interests of CPKC and the interests of the proposed nominee; and

•

whether the proposed nominee is eligible for consideration as an independent director under the relevant standards contemplated by applicable securities laws or any stock exchange rules that may be applicable to CPKC;

•	Adds a provision requiring a nominating shareholder to provide additional information about itself, including the following:

•	name, business and, if applicable, residential address of such nominating shareholder;

•

the class or series and number of shares in the capital of CPKC beneficially owned, or controlled or directed, directly or indirectly, by such nominating shareholder or any other person with whom such nominating shareholder is acting jointly or in concert (and for each such person any options or other rights to acquire shares in the capital of CPKC, any derivatives or other securities, instruments or arrangements for which the price or value or delivery, payment or settlement obligations are derived from, referenced to, or based on any such shares, and any hedging transactions, short positions and borrowing or lending arrangements relating to such shares) with respect to the Company or any of its securities, as of the record date for the meeting (if such date shall then have been made publicly available and shall have occurred) and as of the date of such notice;

•

the interests in, or rights or obligations associated with, any agreement, arrangement or understanding, the purpose or effect of which may be to alter, directly or indirectly, such nominating shareholder’s economic interest in a security of CPKC or such nominating shareholder’s economic exposure to CPKC; and

•

full particulars regarding any proxy, contract, arrangement, agreement, understanding or relationship pursuant to which such nominating shareholder, or any of its affiliates or associates, or any person acting jointly or in concert with such person, has any interests, rights or obligations relating to the voting of any securities of CPKC or the nomination of directors to the Board.

•

Adds a provision requiring, at the request of CPKC, that a director nominee furnish any such other information, as it may reasonably require to determine whether the nominee would be considered “independent” as a director or as a member of the audit committee of the Board.

The foregoing summary of the principal differences between By-Law No. 2 and Amended and Restated By-Law No. 2 is qualified in its entirety by reference to the complete text of Amended and Restated By-Law No. 2 set out in Exhibit 3.5 to the 2024 Form 10-K and, in the event of any conflict between the provisions thereof and this summary, Amended and Restated By-Law No. 2 will govern.

Although Amended and Restated By-Law No. 2 became effective on October 22, 2024, shareholders must confirm Amended and Restated By-Law No. 2 by ordinary resolution at the Meeting in accordance with the provisions of the CBCA. If shareholders do not approve Amended and Restated By-Law No. 2 it will no longer be valid, and By-Law No. 2 will once again regulate CPKC’s business and affairs.

ITEM 11. EXECUTIVE COMPENSATION

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in this Amendment No. 1. As a foreign private issuer in the U.S., we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are otherwise not required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. We generally attempt to comply with the spirit of the U.S. proxy rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure.

All dollar amounts included in this Item 11 are in Canadian dollars, unless otherwise expressly stated to be in U.S. dollars.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s Management Resources and Compensation Committee during the year ended December 31, 2024. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Management Resources and Compensation Committee.

Compensation Committee Report

The Management Resources and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 with management of the Company and, based on such review and discussion, the Management Resources and Compensation Committee recommended to the Board that the information set forth under “Compensation Discussion and Analysis” below be included in this Amendment No. 1.

Respectfully submitted,

Management Resources and Compensation Committee

Matthew Paull (Chair)

Isabelle Courville

Henry Maier

Andrea Robertson

Gordon T. Trafton

PART III – EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Our executive compensation program is designed to pay for performance, to align management interests with our business strategy and the interests of our shareholders, and to engage and retain our executives. This section of our Amendment No. 1 provides shareholders with descriptions of our compensation programs and 2024 compensation decisions for our Named Executive Officers (NEOs), listed below.

2024 NAMED EXECUTIVE OFFICERS
Keith E. Creel President and Chief Executive Officer
Nadeem S. Velani Executive Vice-President and Chief Financial Officer
John K. Brooks Executive Vice-President and Chief Marketing Officer
Mark A. Redd Executive Vice-President and Chief Operating Officer
James D. Clements Executive Vice-President Strategic Planning and Corporate Services

Where to find it

Compensation Discussion & Analysis	13
Our Approach to Executive Compensation	14
Compensation Governance	17
Compensation Program	22
2024 Executive Compensation	23
Named Executive Officer Profiles	32
Share Performance	37

Executive Compensation Details	38
Summary Compensation Table	38
Incentive Plan Awards	41
Retirement Plans	45
Termination and Change in Control	48
CEO Pay Ratio	50

Our approach to executive compensation

Our executive compensation program supports our operations-focused culture, is linked to the critical metrics that drive the achievement of our strategic plan without taking on undue risk, and is designed to create long-term sustainable value for our shareholders. The key elements of our approach to executive compensation include:

•	competitive market pay practices to attract and retain talent
•	a compensation mix that is incentive-driven with a large portion of total direct compensation that is variable or “at-risk” to support our pay for performance culture
•	compensation components paying out over multiple performance periods to link to our short- and long-term business strategy
•	alignment of management’s interests with those of our shareholders through equity-based compensation and share ownership requirements

We have five key foundations designed to focus us on our goal of being the best railroad company in North America:

Compensation mix

Attracting and retaining high performing executives is key to our long-term sustainable growth and success. Built into our compensation pay mix is a significant emphasis on incentive-driven pay where the proportion of at-risk pay increases by level. Executives earn more if we perform well, and less when performance is not as strong. A significant component of executive at-risk pay is equity-based compensation, which links directly to the value of our shares, ensuring alignment with the interest of our shareholders. We also require our executives to own CPKC equity and our share ownership guidelines increase by executive level (see page 16).

Target total direct compensation mix for our NEOs is shown in the graph. 92 percent of our CEO’s and an average of 83 percent of our other NEOs’ target total direct compensation is at risk.

Benchmarking

As a larger, more complex North American entity, the Compensation Committee reviewed and approved updates to our peer group to better reflect the market we compete with for talent. The group continues to include our Class 1 railroad peers plus, effective in 2024, 14 capital-intensive North American companies. For certain positions within the organization, we apply a heavier weighting to Class 1 railroad peers.

Our compensation peer group is comprised of 11 Canadian companies and eight (8) U.S. companies that are similar in geography, size, industry and business complexity. Size criteria considers metrics such as EBITDA, market capitalization, enterprise value and total assets.

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

Compensation pays out over time

Executives are CPKC shareholders

We require executives and senior management employees to own equity in the Company so they have a stake in our future success. Share ownership requirements are set as a multiple of base salary and increase by level. The ownership requirement must be achieved within five years of the employee being appointed to their position and can be met by holding common shares or deferred share units (DSUs). Notional shares in the form of PSUs, restricted share units (RSUs), and stock options do not count towards ownership requirements. Once executives have met their initial shareholding requirements, they are required to maintain compliance, which is reported annually to the Compensation Committee. The CEO must maintain the ownership level for one year after the cessation of employment.

In 2024, CPKC increased its ownership requirements by 1x base salary for the CEO as well as the Executive Vice-President and Senior Vice-President levels.

Executives have the opportunity to participate in the Senior Executive’s DSU Plan (see page 46 for further plan details). DSUs must be held for a minimum of six months after the executive leaves the Company. The units are redeemed for cash, with (i) Canadian-resident executives being entitled to elect a date of payment between a date six months following their departure from the Company and December 15th of the following calendar year, in compliance with Canadian tax rules; and (ii) U.S. resident executives being paid six months after their departure from the Company, in compliance with U.S. tax regulations.

The table below shows the share ownership requirement by executive level, applicable to 142 executives and senior management employees in 2024.

Executive Level	Ownership requirement (as a multiple of base salary)	In 2024, CPKC increased the share ownership requirements for the CEO, as well as the Executive Vice-President and Senior Vice-President levels.
CEO	7x
Executive Vice-President	5x
Senior Vice-President	3x
Vice-President	1.5 to 2x
Senior management	1x

Equity ownership (as at December 31, 2024)

Executive	Requirement (as a multiple of salary)	Minimum ownership value ($) (1)	Shares ($)(2)	Deferred share units ($)(2)	Total ownership value ($) (2)	Total ownership (as a multiple of salary)

Keith Creel	7x	13,597,605	10,202,548	17,260,345	27,462,893	14.14x

Nadeem Velani	5x	5,142,000	351,442	7,802,465	8,153,907	7.93x

John Brooks(3)	5x	5,165,651	1,467,217	1,780,594	3,247,811	3.14x

Mark Redd(3)	5x	5,122,484	2,651,994	2,394,872	5,046,866	4.93x

James Clements	5x	3,016,000	1,455,138	2,813,226	4,268,364	7.08x

(1)	Minimum ownership values for Messrs. Creel, Brooks and Redd have been converted to Canadian dollars using a year-end exchange rate of $1.4389
(2)

Values for Messrs. Creel, Brooks and Redd are based on US$72.37, the closing NYSE share price on December 31, 2024 (the last trading day of the year), converted to Canadian dollars using a year-end exchange rate of $1.4389. Values for Messrs. Velani and Clements are based on $104.08, the closing TSX share price on December 31, 2024.

(3)	Messrs. Brooks and Redd have until January 2029 to meet their share ownership requirements.

Compensation governance

Disciplined decision-making process

Executive compensation decisions involve management, the Compensation Committee and the Board. The Board has final approval for setting, amending and adopting any equity compensation plans or awards, subject to applicable shareholder approval requirements. The Compensation Committee also receives advice and support from external consultants from time to time and since June 2020, has retained Frederic W. Cook & Co., Inc. (FW Cook) as an independent compensation consultant to provide objective analysis and assessment of the Company’s executive compensation program. With respect to 2024 compensation matters, management received advice and support from Laulima Consulting Inc. who replaced Willis Towers Watson (WTW), and other external consultants to the Company, but not FW Cook.

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

The Compensation Committee has no interlocks or insider participation. None of the members were employed by or had any relationship with CPKC during 2024 requiring disclosure under Item 404 or Item 407(e)(4) of Regulation S-K of the Exchange Act. You can read about the background and experience of each nominee in the director profiles beginning on page 2.

Our Compensation Committee members also serve on other standing committees. Mr. Paull and Mr. Maier are members of the Audit and Finance Committee, Mr. Maier and Ms. Robertson are members of the Integration Committee, Ms. Robertson is a member of the Governance Committee and Mr. Trafton is a member and chairs the Risk and Sustainability Committee. Ms. Courville, in her capacity as Chair of the Board, is an ex-officio member of all standing committees and may attend committee meetings at her discretion. This cross-membership provides directors with a broader perspective of risk oversight and a deeper understanding of our enterprise risks, ultimately strengthening overall risk management.

Independent advice

The Compensation Committee and management retain separate independent executive compensation advisors to provide advice on compensation-related matters and to avoid any conflicts of interest.

Compensation Committee advisor FW Cook	Management Compensation advisor Laulima Consulting

•  Compensation Committee retains FW Cook to act as an independent compensation advisor, attending committee meetings (unless otherwise requested by the Committee Chair)

•  Compensation Committee approves all compensation-related fees and work performed by FW Cook

• Management engages Laulima Consulting to provide analysis and advice on compensation-related matters

The table below shows the fees paid to FW Cook, Laulima Consulting, and WTW for compensation advisory services.

	2024		2023

	Committee advisor	Management advisor	Committee advisor	Management advisor

Fees	FW Cook (1)	Laulima Consulting	FW Cook (1)	WTW

Executive compensation-related fees	$58,158	$52,453	$125,378	$74,667

All other fees(2)	$0	$209,810	$0	$947,315

Total fees	$58,158	$262,263	$125,378	$1,021,982

(1)	FW Cook fees have been converted to Canadian dollars using the average exchange rate for 2024 of $1.3698.
(2)	Fees of $209,810 paid to Laulima Consulting in 2024 are for broad-based compensation advice. $947,315 paid to WTW in 2023 is for actuarial and pension consulting services.

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

The last risk assessment was completed by WTW in 2023 and concluded there were no risks identified as arising from the Company’s compensation programs that were reasonably likely to have a material adverse effect on the Company.

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

Non-compete and Non-solicitation

We are mindful of the demand for experienced and talented railroaders, particularly those with backgrounds in precision scheduled railroading. To manage retention risk, our long-term incentive award agreements contain non-compete, non-solicitation and other restrictive clauses, including non-disclosure restrictions.

Compensation program

Total direct compensation consists of salary, short-term incentive and a long-term incentive award. Executives also receive pension benefits and perquisites as part of their overall compensation.

Element	Purpose	Risk mitigating features	Why it is important

Salary Fixed cash (see page 23)	• competitive level of fixed pay to reflect scope of responsibilities and market data • reviewed annually	• benchmarked against our comparator group to ensure market competitiveness	• attract and retain talent • no automatic or guaranteed increases to promote a performance culture

Short-term incentive Variable cash bonus (see page 23)	• performance-based incentive to reward achievement of annual corporate and individual objectives to attract and retain highly qualified leaders • established target awards based on level of employee

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

Long-term incentive Stock options (see page 26)

•  equity-based incentive to align with long-term performance and growth in share price

•  accounts for 40 percent of an executive’s long-term incentive award

•  vests over four years, term is seven years

		• focuses on appreciation in our share price, aligning with shareholder interests • only granted to senior management and executives	• focuses the leadership team on creating sustainable long-term value

Pension Defined contribution and defined benefit pension plans (see page 45)	• pension benefit based on pay, age and service and is competitive with the market • supplemental plan for senior management and executives	• balances risk management of pay packages that have a high percentage of variable pay	• attract and retain highly qualified leaders

Perquisites Flexible spending account (see page 39)	• market competitive benefit to support health and well-being	• capped perquisites for the CEO and executives	• attract and retain highly qualified leaders

2024 Executive compensation

Salary

We review salaries every year based on the executive’s performance, leadership abilities, responsibilities and experience as well as succession and retention considerations. The Compensation Committee also considers the economic outlook and competitive pay practices of the comparator group before recommending the salary increases for Board approval. For 2024, we reviewed salaries for NEOs and other executives and made adjustments as needed for increased responsibilities of the new CPKC entity. The table below outlines the base salaries of all NEOs, which are set in U.S. dollars consistent with industry practice. As Mr. Clements was not an NEO in 2023, his 2023 salary has been converted to USD using the 2023 average exchange rate of 1.3497 and his 2024 salary has been converted using the 2024 average exchange rate of 1.3698.

Executive	2024 (in USD)	percent change from 2023	2023 (in USD)

Keith Creel	1,350,000	0.0%	1,350,000

Nadeem Velani	750,000	4.2%	720,000

John Brooks	718,000	4.1%	690,000

Mark Redd	712,000	3.9%	685,000

James Clements	440,356	2.5%	429,725

Short-term incentive plan (STIP)

The short-term incentive award focuses executives on achieving strong annual operating results emphasizing financial and safety measures. The table below summarizes the terms of our current STIP.

Purpose	• performance-based incentive to achieve predefined annual corporate and individual performance goals that are tied directly to our strategy and operational objectives
Term	• measure performance over a one-year period
Payout

• corporate performance is assessed against financial and safety measures

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

The corporate performance factor consists of financial and safety measures of varying weights that total 100 percent. The year end result of each measure is assessed against predetermined targets that are set at the beginning of the year (see page 25 for a complete review of the targets and results for the 2024 STIP). The individual performance factor is based on the executive’s performance against annual objectives and additional predetermined quantitative and qualitative goals that reflect the strategic and operational priorities critical to each executive’s role.

2024 STIP awards

The table below shows the calculation of the STIP awarded to each NEO based on the 2024 corporate and individual performance factors. The salaries of Messrs. Creel, Brooks, and Redd have been converted to Canadian dollars using an average exchange rate of $1.3698 for 2024.

Assessing individual performance

Individual performance objectives are set at the start of every financial year. The Compensation Committee sets the individual performance factor for the CEO. The CEO reviews the performance of his direct reports against their objectives, and recommends their individual performance factors to the Compensation Committee. The individual performance factor ranges from 0 to 200 percent. The individual performance factor for the CEO cannot exceed the STIP corporate performance factor and accordingly Mr. Creel’s performance factor was capped at 171 percent. This ensures the payout factor for the CEO aligns with the Company’s overall performance.

See the profiles beginning on page 32 to read about each executive’s individual performance highlights in 2024.

Assessing corporate performance

CPKC delivered strong results to cap a historic year. Since the close of the KCS acquisition in April 2023, the CPKC team has successfully leveraged the combined network to deliver growth and strong operational performance. In 2024, for the second consecutive year, CPKC led the industry with the lowest FRA-reportable train accident frequency among Class 1 railroads, building on CP’s legacy of 17 consecutive years leading the industry. CPKC also delivered its lowest FRA-reportable personal injury rate on record. From a financial perspective, we delivered a reported OR of 64.4 percent and a core adjusted combined OR(1) of 61.3 percent, reported diluted EPS of $3.98 and core adjusted combined diluted EPS(1) of $4.25, an increase of 11 percent. CPKC delivered record revenues and best-in-class earnings growth in 2024. The hard work and dedication of the CPKC family in 2024 resulted in a STIP corporate performance payout of 171 percent.

(1)

Core adjusted combined OR and core adjusted combined diluted EPS are non-GAAP measures. These measures are defined and reconciled on pages 47-53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

2024 STIP scorecard results

The table below shows the 2024 scorecard and results. Targets were set with stretch goals to motivate strong performance and create shareholder value as we continue to focus on our multi-year plan and remain a leader in safety. As 2024 marks our first full year as a combined entity, the Board approved consolidated financial targets and safety measures reflecting the expansion of industry-leading practices throughout the network. There is no payout on a measure if corporate performance is below threshold and if all corporate measures are below threshold, then only the individual performance factor is used to calculate the award payment. Corporate results between 50 and 200 percent of target are interpolated.

Consistent with our plan design, STIP results are routinely adjusted (favourably and unfavourably) for certain planning assumptions and other one-time items outside of normal business. As a result, STIP results will differ from reported GAAP results. In 2024, results were adjusted for differences between actual and budgeted foreign exchange rates, fuel prices, land sales and regulatory impacts not fully quantifiable at the time of target setting.

Performance measure (Weighting)	Why the measure is important	Threshold (50%)	Target (100%)	Maximum (200%)	2024 STIP Result	Score

Financial measures

STIP Operating ratio (35%)(1)(2) Operating expenses divided by total revenues	Focuses the Company on growth at a low incremental cost	62.0%	61.5%	61.0%	61.1%	180%

STIP Operating income (35%)(1)(3) ($ millions) Total revenues less total operating expenses	Highlights the importance of revenue growth to our corporate strategy	5,450	5,605	5,730	5,656	141%

Safety measures(4)

FRA Train Accident Frequency (15%) Number of FRA-reportable train accidents per million train-miles	The Company is an industry leader in rail safety and we are more focused than ever on protecting our people, our communities, the environment and our customers’ goods	1.35	1.21	0.99	1.01	191%

FRA Personal Injury Frequency (15%) Number of FRA-reportable injuries per 200,000 employee-hours	We make the safety of our employees our top priority	1.18	1.12	1.06	0.95	200%

Corporate performance factor for NEOs						171%

(1)

In setting Operating ratio and Operating income targets for 2024, CPKC reflected the impacts of changes to foreign exchange rates and regulatory changes made in 2023. Updates to these assumptions led to a year-over-year increase in operating ratio targets.

(2)

STIP Operating ratio is derived from CPKC’s Core adjusted combined OR which is a non-GAAP measure. This measure is defined and reconciled on pages 47-53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(3)

STIP Operating income is derived from CPKC’s Core adjusted combined operating income, which is a non-GAAP measure. This measure is further defined and discussed in Part VII – Other Information About Non-GAAP measures on pages 109-111 of the Circular.

(4)

Certain safety actuals can continue to settle over time. The Company’s 2024 achievements demonstrated in this table reflect actuals as of the time the Compensation Committee approved the overall payout. In 2024 CPKC established system-wide safety targets whereas previously STIP safety targets were bifurcated for Canada/U.S. and Mexico.

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

In addition, the CEO, the Chair of the Board and the Chair of the Compensation Committee have authority to grant options to certain employees based on defined parameters, such as the position of the employee and the expected value of the option award. This authority was not utilized in 2024.

2024 Long-term incentive awards

To determine the appropriate value of annual long-term incentive grants provided to the NEOs, the Compensation Committee considers the practices of our comparator group and internal factors, including executive retention, dilutive impact and long-term value creation. Long-term incentive awards are typically granted annually to NEOs and eligible employees.

2024 Long-term incentives awards summary

Executive	Grant Date	Share Price on Date of Grant ($)	Award Type	Units (#)	Grant Date Award Value ($)(1)

Keith Creel (2)	February 6, 2024	US$84.28 (NYSE)	PSUs	82,605	$9,536,478
		US$84.28 (NYSE)	Options	180,558	$6,358,812
Nadeem Velani	February 6, 2024	$113.67 (TSX)	PSUs	22,834	$2,595,541
		$113.67 (TSX)	Options	55,760	$1,730,790
John Brooks	February 6, 2024	US$84.28 (NYSE)	PSUs	20,452	$2,361,117
		US$84.28 (NYSE)	Options	44,704	$1,574,366
Mark Redd(3)	February 6, 2024	US$84.28 (NYSE)	PSUs	19,740	$2,278,919
		US$84.28 (NYSE)	Options	43,148	$1,519,567
		US$84.28 (NYSE)	DSUs	511	$ 59,003
James Clements(4)	February 6, 2024	$113.67 (TSX)	PSUs	11,196	$1,272,649
		$113.67 (TSX)	Options	25,695	$ 797,573
		$113.67 (TSX)	DSUs	5,425	$ 616,633

(1)

See the Summary compensation table on page 38 for details on how we calculate the grant date fair values of the PSUs, stock options and DSUs, calculated in accordance with FASB ASC Topic 718. The grant value of the awards based on the NYSE trading price has been converted to Canadian dollars using a 2024 average exchange rate of $1.3698.

(2)

As per the terms of the employment agreement amendment dated March 21, 2021, Mr. Creel’s 2024 LTIP target grant value was reduced by US$2.1 million in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. This is the third of four planned reductions to Mr. Creel’s annual LTIP award in each year of 2022, 2023, 2024 and 2025 for a total aggregate reduction of US$8.4 million. See Employment agreements on page 40 for more details.

(3)	Mr. Redd deferred a portion of his 2021 PSU award. See About deferred compensation section on page 46 for more details.
(4)	Mr. Clements’ deferred a portion of his 2023 STIP award, See About deferred compensation section on page 46 for more details.

Performance share units (PSUs)

PSUs focus executives on achieving medium-term goals within a three-year performance period. The Board sets performance measures, thresholds and targets at the beginning of the performance period.

2024 PSU awards

For 2024, the PSU plan design includes a synergy-related EBITDA target with a relative Class 1 Railroad TSR modifier. A threshold level of synergies and Class 1 relative TSR must be achieved for this component to payout, with an opportunity for up to a 250 percent payout for this portion of the award if exceptional synergy results are achieved in combination with the top TSR performance amongst the Class 1 railroads. Free Cash Flow(1) and our two relative TSR performance measures remain in the plan design with an aggregate maximum payout up to 250 percent.

Performance measure	Weighting	Rationale
Free Cash Flow(1) (three year cumulative)	20%	Incentivizes strong free cash flow generation and disciplined capital reinvestment to support the Company’s growth strategy and in turn generate shareholder value
Merger-related EBITDA Synergies (includes a Relative Class 1 Railroad TSR modifier)	40%	Incentivizes all LTIP-eligible employees, including the CEO, to deliver on the synergy commitments made to shareholders and regulators as part of the merger
Relative TSR - S&P/TSX 60	20%	Compares our TSR on the TSX relative to the Canadian market and aligns long-term incentive compensation with long-term shareholder interests
Relative TSR - S&P 500 Industrials	20%	Compares our TSR on the NYSE relative to a large group of U.S. industrial companies and aligns long-term incentive compensation with long-term shareholder interests
(1)

Free Cash Flow is derived from CPKC’s adjusted combined free cash, which is a non-GAAP measure. This measure is further defined and discussed in Part VII - Other Information About Non-GAAP measures on pages 109-111 of the Circular.

At the end of the three-year performance period (January 1, 2024 to December 31, 2026), the starting point for determining relative TSR will be the 10-day average closing share price on the appropriate index prior to January 1, 2024 and the ending point will be the 10-day average closing share price on the appropriate index prior to January 1, 2027. TSR is adjusted over the period to reflect dividends paid. Awards will be interpolated if results fall between threshold and exceptional. If results are below the threshold level for any of the performance measures, units for that specific measure will not vest.

2025 PSU awards

In 2025, we will return to Free Cash Flow with a 60% weighting and relative TSR (S&P/TSX 60 and S&P 500 Industrials) with a weighting of 20% each. Recognizing the capital-intensive nature of our business and shareholder’s appreciation for ROIC as a PSU financial measure, we intend to re-introduce it as a measure once we reach the appropriate stage of the CPKC integration.

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

SARs, if granted, will have the following terms (or such other terms as are consistent with the related options):

a.	the number of SARs to be granted shall, in the sole discretion of the Administrator, be:

i.	one SAR for every two optioned shares, or

ii.	one SAR for each optioned share;

b.	the reference price for a SAR will be the same as the exercise price of the related option;

c.	SARs may be exercised from time to time by an option holder as follows:

i.	on and after the second anniversary of the grant date, as to 50% of the SARs or any part thereof;

ii.	on and after the third anniversary of the grant date, as to the remaining 50% of the SARs or any part thereof;

d.	exercise of SARs will result in a reduction in the number of option shares on the basis of one optioned share for each exercised SAR;

e.	exercise of an option will result in a reduction in the number of SARs on the basis of:

i.	one SAR for each optioned share purchased in excess of 50% of the number of optioned shares, where one SAR was granted for every two optioned shares; and

ii.	one SAR for each optioned share purchased, where one SAR was granted for each optioned share; and

f.	The expiry date of a SAR will be ten years after the grant date.

CPKC did not grant any SARs in 2024 and as of December 31, 2024, CPKC does not have any SARs outstanding.

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

We measure dilution by determining the number of options available for issuance and the number of options outstanding as a percentage of outstanding shares. Our dilution at the end of 2024 was 2.9 percent. Notwithstanding the limits noted above, the dilution level, measured by the number of options available for issuance as a percentage of outstanding shares continues to be capped, at the discretion of the Board, at 7.0 percent.

The table below shows the burn rate for the last three fiscal years, calculated by dividing the number of stock options granted in the fiscal year by the weighted average number of outstanding shares for the year.

as at December 31	2022	2023	2024

Number of options granted	839,108	856,332	817,609

Weighted number of shares outstanding	929,976,385	931,320,259	932,956,058

Burn rate	0.09%	0.09%	0.09%

The table below shows the options outstanding and available for grant from the Stock Option Plan as at December 31, 2024.

as at December 31, 2024	Number of options/shares	Percent of outstanding shares

Options outstanding	5,734,600	0.61%

Options available to grant	21,050,365	2.25%

Shares issued on exercise of options	1,445,290	0.15%

Options granted	817,609	0.09%

Since the launch of the stock option plan in October 2001, a total of 110,393,210 shares have been available for issuance under the plan and 83,608,245 shares have been issued through the exercise of options as at December 31, 2024. The last share pool increase to the Management Stock Option Incentive Plan was an increase of 20,000,000 shares reserved for issuance thereunder, approved at the annual meeting of shareholders of the Company held on April 27, 2022.

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

Payout of 2022 PSU award

The 2022 PSU grant for the performance period of January 1, 2022 to December 31, 2024 vested on December 31, 2024 and was paid out on February 14, 2025. The NEOs and all other eligible employees received an overall performance payout factor of 120 percent on the award. The table below shows the difference between the actual payout value and the target grant value for each NEO.

How we calculated the 2022 PSU performance factor

The payout value has been calculated in accordance with the terms of the PSU plan design and 2022 award agreement. This includes provisions for adjusting Free Cash Flow(1) results for items such as the impact of the KCS acquisition, differences between actual and budgeted foreign exchange rates, fuel prices and capital expenditures as well as the impact of regulatory changes not fully quantifiable at the time of target setting.

2022 PSU performance measures	Threshold	Target	Stretch	Exceptional	PSU result	Weighting	PSU performance factor

Three-year cumulative Free Cash Flow(1)	50% $8,755	100% $9,155	140% $9,355	180% $9,555	$9,356	70%	140%
Adjusted Net Debt to Adjusted EBITDA Ratio Modifier(2)	x1.125 9/30/2024	x1.250 6/30/2024	x1.375 3/31/2024	x1.500 12/31/2023	x1.0

TSR relative to S&P/TSX 60 Index(3)	50% 25th percentile	100% 50th percentile	200% 75th percentile	n/a n/a	43rd percentile	15%	86%

TSR relative to S&P 500 Industrials Index(3)	25th percentile	50th percentile	75th percentile	n/a	29th percentile	15%	58%

PSU performance factor							120%

(1)

For the period post Control Date, Free Cash Flow is derived from CPKC’s Adjusted combined free cash. For the period before the Control Date, Free Cash Flow is derived as CP standalone in a manner consistent with Adjusted combined free cash. Free Cash Flow is further adjusted as described above. Adjusted combined free cash is a Non-GAAP measure, which is further defined and discussed in Part VII—Other Information About Non-GAAP measures on pages 109-111 of the Circular.

(2)

An Adjusted Net Debt to Adjusted EBITDA Ratio Modifier was introduced to incentivize management to deleverage the Company following the completion of the merger. The modifier was based on achieving an Adjusted Net Debt to Adjusted EBITDA ratio of 2.5x by the dates specified in the table above. If the Company achieved this target ratio by the specified dates, then a multiplier to the Three-year cumulative Free Cash Flow metric would have been applied. However, the target ratio of 2.5x was not achieved in the performance period, and therefore the multiplier was not applicable. Adjusted combined Net Debt to adjusted combined EBITDA ratio is a Non-GAAP measure, which is further defined and discussed in Part VII—Other Information About Non-GAAP measures on pages 109-111 of the Circular.

(3)	TSR performance was rated against companies in the respective indices at the beginning and end of performance periods in accordance with the terms of the PSU plan and the 2022 award agreement.

NEO executive profiles

Keith E. Creel	President and Chief Executive Officer

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

Recognized for his leadership, he was named Railroad Innovator in 2014 and 2024 and Railroader of the Year in 2021 and 2022 by Progressive Railroading. He was also recognized by The Globe and Mail’s Report on Business as their CEO of the Year and Strategist of the Year in 2021.

Accomplishments in 2024

Under Mr. Creel’s leadership, Canadian Pacific and Kansas City Southern combined on April 14, 2023, to create CPKC, the only single-line rail network connecting Canada, the U.S. and Mexico.

In a short period of time, CPKC has delivered record revenues and industry-leading earnings growth. CPKC is delivering on commitments made at the inaugural CPKC Investor Day in 2023 and synergies achieved to date by railroaders across the network are impressive. CPKC continues to deliver industry leading safety excellence while creating unique opportunities for its customers.

Total revenues increased five percent to $14.5 billion from $13.9 billion in 2023 on a combined basis(1) and volume (as measured in revenue ton-miles) increased by three percent. Core adjusted combined diluted EPS(2) increased 11 percent to $4.25 from $3.84 in 2023.

In 2024, for the second consecutive year, CPKC led the industry with the lowest FRA-reportable train accident frequency among Class 1 railroads, building on Canadian Pacific’s legacy of 17 consecutive years of industry leadership. CPKC’s Home Safe program, which has been implemented across the network, continues to drive outstanding safety results, along with continued implementation of advanced technologies to protect train movements across the network.

Precision Scheduled Railroading excellence delivered efficiency improvements in 2024 including a seven percent increase in network speed and a five percent decrease in average terminal dwell, in addition to delivering a three percent increase in operating workload as measured by gross ton-miles.(3)

CPKC’s Sales and Marketing teams delivered record revenues in Grain, Automotive, and Energy Chemicals & Plastics businesses in 2024. Automotive volumes significantly outpaced prior years through execution of the closed loop automotive strategy with the opening of the Wylie automotive compound near Dallas, Texas. Growth continues on CPKC’s flagship Mexico Midwest Express service.

CPKC continues to build a more sustainable future for our people, business, society, and the environment. CPKC was once again named to the Dow Jones Sustainability North America Composite Index (DJSI North America). The DJSI North America represents the top 20 percent of the largest 600 North American companies based on long-term economic, environmental, and social criteria. This achievement reflects the Company’s ongoing commitment to sustainability.

(1)

Combined Total Revenues for the year ended December 31, 2023 represents combined operating information and is determined by translating KCS’s historical U.S. dollar denominated revenues to Canadian dollars at the Bank of Canada daily exchange rate, aligning KCS’s revenues into Freight and Non-freight revenues consistent with CPKC’s financial statement captions, and eliminating intercompany transactions between CP and KCS in a consistent manner with Regulation S-X Article 11 (“Article 11”). In 2023, CPKC reported total revenues of $12.6 billion.

(2)	Core adjusted combined diluted EPS is a non-GAAP measure. This measure is defined and reconciled on pages 47-53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(3)

The operations performance metrics for the period from January 1 to April 13 within the year ended December 31, 2023 have been determined through combining operations performance data of CP and KCS and aligning KCS operations metrics to CPKC’s performance measure definitions where applicable.

CPKC continues to be an industry leader with its innovative hydrogen locomotive strategy. We reached key milestones in 2024 including a successful pilot of the high horsepower hydrogen locomotive with Glencore’s Elk Valley Resources (EVR) in our western Canadian corridor, commissioning of hydrogen refueling facilities in Alberta, and further development of the hydrogen locomotive joint venture with CSX.

We committed ourselves in 2024 to the ongoing cultural integration of our 20,000 employees across three countries. This commitment was reflected in key initiatives such as an annual employee pulse survey, holding regular townhalls across the network and emphasizing leadership development, succession planning, and inclusion efforts. We are proud to have been named one of Alberta’s Top 85 Employers for the fifth consecutive year and to have earned the Military Friendly Employer designation. Employee and community engagement were further enhanced as our historic 2816 Steam Locomotive undertook an unprecedented transcontinental journey from Calgary to Mexico City, commemorating the one-year anniversary of CPKC and fostering connections among our employees and the communities we serve.

2024 Compensation	At CPKC, the STIP individual performance factor for the CEO cannot exceed the corporate performance factor. This ensures the payout factor for the CEO aligns with the Company’s overall performance.

2025 Compensation

The Compensation Committee, with guidance and advice from FW Cook, conducted a comprehensive review of Mr. Creel’s compensation in conjunction with competitive market information as well as corporate and individual performance. Based on the findings of this review, the Committee adjusted Mr. Creel’s short-term incentive target and long-term incentive target for a total target direct compensation increase of US$1,300,000. As per the terms of Mr. Creel’s employment agreement amendment dated March 21, 2021, the 2025 LTIP target grant value will be reduced by US$2.1 million in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. See Employment agreements on page 40 for more details.

Realized and realizable pay

The graph below compares compensation disclosed in the Summary compensation table with the average of Mr. Creel’s realized and realizable pay from 2022 to 2024.

$25,000
$20,000
$15,000
$10,000
$5,000
$0
CAD $000
$150
$120
$90
$60
$30
$0
Value of $100 invested in CPKC
$117
$100
$13,760
$8,978
$3,045
$3,045
$1,744
$1,744
Summary Compensation Table
Realized and Realizable
Base
STIP
LTIP
TSR

Summary compensation table: Reflects average of salary earned, actual cash bonus and long-term incentives granted (see page 38).

Realized and realizable: Reflects average of salary earned, actual cash bonus, and the value of long-term incentive awards granted from 2022 to 2024 (based on the estimated current value of unvested awards, and the actual value of vested or exercised awards)

•  the value of vested 2022 PSUs paid in February 2025 was calculated using the 30-day average trading price of our shares prior to December 31, 2024 of US$74.59 on the NYSE with an overall performance multiplier of 120 percent and includes reinvested dividends up to the payment date

•  the value of unvested 2023 and 2024 PSUs are based on the closing price of our shares on December 31, 2024 of US$72.37 on the NYSE with a performance multiplier of 100 percent and includes reinvested dividends

•  the value of unvested or vested and unexercised stock options is based on the closing price of our shares on December 31, 2024 of US$72.37 on the NYSE

•  the values for salary earned and actual cash bonus are as disclosed in the Summary compensation table

•  the value of any realized and realizable PSUs and stock options have been converted into Canadian dollars using the 2024 year-end exchange rate of $1.4389

Pay linked to shareholder value

The table below shows Mr. Creel’s total direct compensation in Canadian dollars in each of the last three years, compared to its realized and realizable value as at December 31, 2024. We also compare the realized and realizable value of $100 awarded in total direct compensation to Mr. Creel in each year to the value of $100 invested in shares on the first trading day of the period, assuming reinvestment of dividends, to show a meaningful comparison of shareholder value.

Year(1)	Compensation awarded ($)	Realized and realizable value of compensation as at December 31, 2024 ($)	Period	Value of $100
				Keith Creel	Shareholder
				($)	($)
2022	13,743,780	12,157,552	Jan 1, 2022 to Dec 31, 2024	89	117
2023	19,417,513	13,749,251	Jan 1, 2023 to Dec 31, 2024	71	105
2024	22,487,795	15,239,479	Jan 1, 2024 to Dec 31, 2024	68	100
(1)

As per the terms of Mr. Creel’s employment agreement amendment dated March 21, 2021, Mr. Creel’s 2022, 2023 and 2024 LTIP target grant values were reduced by US$2.1 million in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. There are four planned reductions to Mr. Creel’s annual LTIP award in each year of 2022, 2023, 2024 and 2025 for a total aggregate reduction of US$8.4 million. See Employment agreements on page 40 for more details.

Mr. Creel’s compensation awarded values are as disclosed in the Summary compensation table. Mr. Creel’s realized and realizable value for salary earned and actual bonus received have been converted to Canadian dollars using the following average exchange rates: $1.3013 for 2022, $1.3497 for 2023 and $1.3698 for 2024. The value of any realized and realizable long-term incentive is converted into Canadian dollars using the 2024 year-end exchange rate of $1.4389.

Nadeem S. Velani	Executive Vice-President and Chief Financial Officer

Mr. Velani serves as a key member of the CPKC executive leadership team with duties including long-term strategic planning, financial planning, investor relations, reporting and accounting systems, as well as procurement, treasury, and tax.

Mr. Velani has served as the Chief Financial Officer since October 2016. Before joining CP in 2013, Mr. Velani spent 15 years at CN where he worked in a variety of leadership positions in Strategic and Financial Planning, Investor Relations, Sales and Marketing and the Office of the President and CEO.

Mr. Velani holds a Bachelor of Economics degree from Western University, and an MBA in Finance/International Business from McGill. In 2022, he completed the Advanced Management Program at Harvard Business School and received his railroad conductor certification in Canada. Mr. Velani is a well-respected CFO having been named Canada’s CFO of the Year in 2020 and recognized as one of the Top 50 Best Executives by the Globe and Mail’s Report on Business in the same year.

 2024 Performance highlights:

 •  Total revenues increased by five percent to $14.5 billion from $13.9 billion in 2023 on a combined basis(1). Core adjusted combined diluted EPS(1) was $4.25, up 11 percent from 2023.

 •  Ensured the disciplined deployment of $2.8 billion in capital investment supporting integration and enabling synergies.

 •  Provided strong oversight of the capital structure which resulted in CPKC’s credit rating being placed on positive watch by Moody’s.

 •  Progressed execution of integration objectives including preparations for financial system integration in 2025.

 •  Named to Extel Insights All-Canada Executive Team as Top CFO in capital goods/industrial sector in 2024.

2024 Compensation:

John K. Brooks	Executive Vice-President and Chief Marketing Officer

.

Mr. Brooks is responsible for CPKC’s commercial business units and leads sales and marketing professionals across North America. Mr. Brooks is also responsible for strengthening partnerships with existing customers, generating new opportunities for growth, enhancing the value of the company’s service offerings and developing strategies to optimize CPKC’s book of business.

Mr. Brooks has served as the Chief Marketing Officer since February 2019. He began his railroading career with Union Pacific and later helped start I&M Rail Link, LLC, which was purchased by the Dakota, Minnesota and Eastern Railroad (DM&E) in 2002. Mr. Brooks was Vice-President of Marketing at the DM&E prior to it being acquired by CP in 2007.

Mr. Brooks holds a Bachelor of Arts in Finance from the University of Northern Iowa.

 2024 Performance highlights:

 •  Delivered record total revenues of $14.5 billion, with record revenues in Grain, Automotive, and Energy Chemicals & Plastics.

 •   Significant growth in our flagship Mexico Midwest Express service, the first and only single-line rail connection between Mexico and the U.S. Midwest.

 •  Launched the industry’s first refrigerated intermodal service between Mexico and Canada, connecting Mexican produce growers with Canadian consumers.

 •   To further enable temperature-controlled growth in 2024, Americold Realty Trust broke ground on the first of a series of co-located cold-chain facilities in Kansas City.

 •  Opened a new automotive compound in Wylie, Texas to progress a closed loop supply chain solution for original equipment auto manufacturers across North America.

2024 Compensation:

(1)	Refer to Footnote 1 Combined Total Revenues and Footnote 2 Core adjusted combined diluted EPS on page 32.

Mark A. Redd	Executive Vice-President and Chief Operating Officer

Mr. Redd oversees the 24/7 operations of CPKC’s North American network including teams responsible for network transportation, operations, mechanical, engineering, training and safety.

Mr. Redd has served as Executive Vice-President Operations since September 2019 and was named Chief Operating Officer in April 2023. Mark first joined CP in 2013. He also spent more than 20 years at KCS, holding a variety of leadership positions in network and field operations, including Vice-President Transportation where he oversaw key operating functions in the U.S. and Mexico.

Mr. Redd holds Bachelor’s and Master’s degrees of Science in Management from the University of Phoenix and an Executive MBA from the University of Missouri – Kansas City.

2024 Performance highlights:	2024 Compensation:

 •   Executed CPKC’s PSR model by delivering a three percent increase in operating workload as measured by gross ton-miles, a seven percent increase in network speed and a five percent decrease in average terminal dwell.(1)

 •   Continued focus on our Home Safe program and quarterly safety walkabouts across the network resulted in a 17 percent decrease in CPKC’s FRA-reportable personal injury frequency on a combined basis(2).

 •   High horsepower hydrogen locomotive program was successfully piloted with EVR in our western Canadian corridor, with further commissioning of hydrogen refueling facilities in Alberta.

 •   Continued implementation of advanced technologies that enhance operational effectiveness and safety including deployment of additional wayside detection technology and new data analytics algorithms.

 •   Completed construction of the new US $100 million international railroad bridge span over the Rio Grande from Laredo, Texas to Nuevo Laredo, Tamaulipas.

James D. Clements	Executive Vice-President Strategic Planning and Corporate Services

Mr. Clements serves as a key member of the CPKC executive leadership team with duties including strategic planning, government affairs, communications and media relations, industrial development, managing CPKC’s real estate portfolio, as well as leadership of CPKC’s ongoing multi-year integration.

Mr. Clements has served as Executive Vice-President Strategic Planning & Corporate Services since May 2024. Prior to this role, he served as Executive Vice-President Strategic Planning and Technology.

With over 25 years’ experience at CPKC, Mr. Clements has extensive understanding of the Company’s customers, processes and systems. Throughout his career, he has held a wide range of leadership roles in car management, finance, logistics, and marketing and sales.

Mr. Clements holds an MBA in International Business and Finance from McGill University and a Bachelor of Science in Computer Science and Mathematics from McMaster University.

2024 Performance highlights:	2024 Compensation:

 •  Oversees the ongoing integration of Canadian Pacific and Kansas City Southern in compliance with the Surface Transportation Board’s oversight period.

 •  Gained regulatory approval together with CSX and G&W (operating as “MNBR” or Meridian & Bigbee Railroad LLC) to establish a new Class 1 interchange with CSX connecting the U.S. southeast to key markets in Texas and Mexico.

 •  Oversaw construction of CPKC’s new U.S. Operations Center in Kansas City and expansion of the Operations and Training Center in Monterrey, Mexico.

 •  Developed strategic land assets including the Wylie Automotive Terminal, Bensenville IMS expansion, and Americold facilities driving long-term growth.

 •  Oversaw the two year restoration of the 2816 Steam Locomotive in preparation for its historic transcontinental journey from Calgary to Mexico City celebrating the one-year anniversary of the CPKC combination.

(1)	Refer to Footnote 3 operations performance metrics on page 32.
(2)	The FRA metrics have been determined through combining operations performance data of CP and KCS and aligning KCS operations metrics to CPKC’s performance measure definitions where applicable.

Share performance

The graph below shows the total shareholder return of $100 invested in CPKC shares compared to the two major market indices over the last five years ending December 31, 2024, assuming reinvestment of dividends. The graph also shows the total compensation awarded to our NEOs for each of the past five years. For the majority of the performance period, CPKC shares have outperformed broader indices while our NEOs’ total compensation is aligned with the increasing value provided to our shareholders. We have delivered solid shareholder value as our cumulative total return for the five-year period ending December 31, 2024 was 64 percent on the TSX and 48 percent on the NYSE. With our unparalleled network access and service offerings, we will continue to create long-term value for our shareholders.

The total compensation value for NEOs as disclosed in the Summary compensation table is 0.3 percent of our Total revenues of $14.5 billion for 2024.

250
200
150
100
50
0
Shareholder performance ($)
75,000
70,000
65,000
60,000
55,000
50,000
45,000
40,000
35,000
30,000
25,000
20,000
15,000
NEO total compensation (CAD $'000)
2019
2020
2021
2022
2023
2024
TDC ($ thousands)
CPKC TSR (C$)
CPKC TSR (US$)
S&P/TSX Composite Index (C$)
S&P 500 Index (US$)

as at December 31	2020	2021	2022	2023	2024
CPKC TSR (C$)	135	140	156	164	164
CPKC TSR (US$)	137	144	150	160	148
S&P/TSX Composite Index (C$)	106	132	125	139	169
S&P 500 Index (US$)	118	152	125	157	197
TDC ($ thousands)(1)	31,855	41,754	28,917	62,384	47,677
(1)

Total direct compensation (TDC) is the total compensation of the NEOs (excluding pension), as reported in the Summary compensation table in prior years. Compensation awarded in 2023 is higher than prior years as a result of the Synergy Awards granted to NEOs (excluding the CEO) in May 2023.

•	We used the following NEOs to calculate total direct compensation in the table above:
•	2024: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and James Clements
•	2023: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and John Orr
•	2022, 2021 and 2020: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and Jeffrey Ellis
•

Messrs. Creel, Brooks, and Redd were paid in U.S. dollars and their amounts have been converted using the following average exchange rates: $1.3698 for 2024, $1.3497 for 2023, $1.3013 for 2022, $1.2535 for 2021 and $1.3415 for 2020.

EXECUTIVE COMPENSATION DETAILS

Summary compensation table

The table below shows annual compensation in Canadian dollars for our five NEOs for the three fiscal years ended December 31, 2024, 2023 and 2022. Messrs. Creel, Brooks, and Redd are paid in U.S. dollars and their compensation has been converted to Canadian dollars using the average exchange rates for the year: $1.3698 for 2024, $1.3497 for 2023 and $1.3013 for 2022. Messrs. Velani and Clements are paid in Canadian dollars.

					Non-equity incentive plan compensation
Executive and principal position	Year	Salary ($)(1)	Share-based awards ($)(2)	Option-based awards ($)(3)	Annual incentive plan ($)(4)	Long-term incentive plan (S)	Pension Values ($)(5)	All other compensation ($)(6)	Total ($)

Keith E. Creel	2024	1,849,230	9,536,478	6,358,812	4,743,275	-	726,586	358,221	23,572,602
President and Chief	2023	1,822,095	8,262,088	5,506,930	3,826,400	-	302,762	359,277	20,079,552
Executive Officer	2022	1,561,560	6,960,936	4,655,218	566,066	-	499,916	279,850	14,523,546

Nadeem S. Velani	2024	1,002,660	2,595,541	1,730,790	1,755,993	-	314,338	69,613	7,468,935
Executive Vice-President	2023	937,694	7,798,752	1,512,387	1,415,327	-	173,485	87,520	11,925,165
and Chief Financial Officer	2022	833,193	1,878,184	1,315,942	399,325	-	232,289	69,608	4,728,541

John K. Brooks	2024	978,722	2,361,117	1,574,366	1,679,354	-	215,788	109,307	6,918,654
Executive Vice-President	2023	902,475	6,405,874	1,390,716	1,385,298	-	449,531	108,024	10,641,918
and Chief Marketing Officer	2022	788,913	1,712,572	1,169,671	371,098	-	289,889	96,199	4,428,342

Mark A. Redd	2024	970,675	2,337,922	1,519,567	1,665,321	-	122,310	103,664	6,719,459
Executive Vice-President	2023	888,842	6,495,673	1,340,107	1,375,261	-	151,421	108,583	10,359,887
and Chief Operating Officer	2022	757,194	1,513,731	1,037,043	358,931	-	137,801	100,518	3,905,218

James D. Clements	2024	597,670	1,889,283	797,573	1,029,964	-	351,000	61,409	4,726,899
Executive Vice-President	2023	563,229	3,528,844	706,868	901,900	-	680,000	62,729	6,443,570
Strategic Planning and Corporate Services	2022	519,659	760,510	446,771	184,079	-	357,000	59,924	2,327,943

(1)	Salary. Represents salary earned in the year. Mr. Velani’s salary is set in U.S. dollars and was paid in Canadian dollars based on semi-annual conversion at an average exchange rate of 1.3569 in 2024.
(2)

Share-based awards. Includes PSUs and DSUs awards, where applicable. All award values reflect the grant date accounting fair value calculated in accordance with FASB ASC Topic 718: Compensation—Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 23: Stock-based compensation in our Annual Report on form 10-K filed with the SEC and securities regulatory authorities in Canada on February 27, 2025 for more details. See 2024 Long-term incentive awards on page 27 for the grant date accounting fair value of the share-based awards granted to each NEO.

The Company’s NEOs are granted share-based awards using the grant date accounting fair value and the 30-day average closing share share price on the TSX or the NYSE prior to the grant date.

Mr. Clements was not an NEO at the time of the 2024 grant: to calculate the number of PSUs, we used the WTW binomial lattice model and the 30-day average closing share price on the TSX prior to the grant date. The WTW binomial lattice model valuation is based on a set of assumptions for the terms of an award, including a performance period of three years, three-year cliff vesting, payout range from threshold to maximum depending on grant terms, and risk of forfeiture of five percent. The resulting valuation as a percent of the market price of a CPKC share on the grant date and the grant date fair values of our 2024 PSU awards on both a binomial and accounting valuation basis are shown in the table below.

	WTW Expected Life Binomial Methodology		Accounting Valuation Methodology
2024 PSU awards	Valuation %	Grant date fair value (TSX / NYSE)	Valuation %	Grant date fair value (TSX / NYSE)

February 6, 2024	84%	$95.48 / US$70.80	100%	$113.67 / US$84.28

For 2023, Mr. Velani includes 16,969 PDSUs credited on February 2, 2023, and 5,759 matching PDSUs. Mr. Redd includes 3,277 PDSUs credited on February 2, 2023, and 1,843 matching PDSUs. These are credited under the terms of the Performance Share Unit Plan and the Senior Executive Deferred Share Plan. See the About deferred compensation section on page 46 for more details.

(3)

Option-based awards. The grant date fair value of stock option awards granted to each NEO has been calculated in accordance with FASB ASC Topic 718: Compensation - Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 23: Stock-based compensation in our Annual Report on Form 10-K filed with the SEC and securities regulatory authorities in Canada on February 27, 2025 for more details.

The Company’s NEOs are granted share-based awards using the grant date accounting fair value and the 30-day average closing share share price on the TSX or the NYSE prior to the grant date.

Mr. Clements was not an NEO at the time of the 2024 grant and to calculate his number of stock options, we used the WTW binomial lattice model and the 30-day average closing share price on the TSX or the NYSE prior to the grant date. The WTW binomial lattice model valuation is based on a set of assumptions for the terms of an award, including the option term, four-year pro-rated vesting, expected life of an award, one-year historical dividend yield, three-year daily volatility, risk-free rate and risk of forfeiture of five percent. The resulting valuation as a percent of the market price of a CPKC share on the grant date and the grant date fair values of our 2024 stock options awards on both a binomial and accounting valuation basis are shown in the table below.

	WTW Expected Life Binomial Methodology		Accounting Valuation Methodology
2024 Stock option awards	Valuation % (TSX / NYSE)	Grant date fair value (TSX / NYSE)	Valuation % (TSX /NYSE)	Grant date fair value (TSX / NYSE)

February 6, 2024	24.4% / 27.4%	$27.74 / US$23.09	27.3% / 30.5%	$31.04 / US$25.71

(4)	Non-equity annual incentive. Cash bonus earned under our short-term incentive plan for 2024 and paid in February 2025.
(5)

Pension. Messrs. Creel and Velani participate in the Canadian defined contribution plan (DC plan) and the defined contribution supplemental plan (DC SERP). Messrs. Creel and Redd participate in the U.S. defined contribution plan and the U.S. supplemental executive retirement plan. Mr. Brooks participates in the Company’s Pension Plan for U.S. Management Employees. Mr. Clements participates in the Canadian defined benefit pension plan (DB plan) and the defined benefit supplemental plan (DB SERP). See Retirement plans on page 45 for more details.

(6)

All other compensation. The NEOs receive certain benefits and perquisites which are competitive with our comparator group. The table below shows the breakdown of all other compensation for 2024. The values in the table have been converted to Canadian dollars using the 2024 average exchange rate of $1.3698.

	Perquisites						Other compensation

Executive	Personal use of company aircraft ($)(a)	Auto benefits ($)(b)	Housing allowance ($)(c)	Financial and tax planning ($)(d)	Additional medical ($)(e)	Club benefits ($)(f)	401(k) match ($)(g)	Employer share purchase plan match ($)(h)	Total ($)

Keith Creel	199,378	46,025	6,617	27,944	-	34,245	7,397	36,615	358,221

Nadeem Velani		38,560		-	-	11,200	-	19,853	69,613

John Brooks		41,094		13,832	8,323	14,567	12,112	19,379	109,307

Mark Redd		41,094		13,832	-	15,342	14,177	19,219	103,664

James Clements		38,375		-	-	11,200	-	11,834	61,409

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

(b)

Messrs. Creel, Brooks and Redd’s amounts reflects their participation in the Company’s car allowance program. Messrs. Velani and Clements’ amounts reflects the cost of an existing company-leased vehicle and reimbursement of related operating costs and they will participate in the car allowance program in 2025. A taxable reimbursement of auto benefits is provided for executives with vehicles that meets a CFCR (Combined Fuel Consumption Ratio from the Canadian federal government) of 11.8L per 100KM or less.

(c)	Reflects total costs pro-rated for the days Mr. Creel is in Calgary to provide reasonable accommodation.
(d)

Reflects the cost of executive financial counselling provided for Messrs. Creel, Brooks, and Redd. Messrs. Velani and Clements did not use the company provided service. Value of CEO’s financial counseling of $27,944 reflects the Canadian dollar conversion of US$20,400.

(e)

Under the U.S. medical benefits plan, available to all U.S. employees, the majority of the cost of a medical examination is covered by the plan. Only incremental costs for the executive medical are paid for by the Company. In Canada, executive medicals are not covered under the group benefit plan.

(f)

Included in the perquisites program available to all senior executives is a value of $11,200 in their respective home currency. Value of CEO’s club membership of $34,245 reflects the Canadian dollar conversion of US$25,000.

(g)	Reflects matching company contributions to the 401(k) plan for Messrs. Creel, Brooks, and Redd.
(h)

Company contributions to the Employee Share Purchase Plan (ESPP). Our NEOs participate in the ESPP on the same terms and using the same formulas as other participants. See page 44 to read more about the ESPP.

Employment agreements

Except for Mr. Creel, employment agreements for executive officers are set out in a standard offer letter template. The letters contain the standard terms, including an annual salary, participation in the short and long-term incentive plans as approved annually by the Compensation Committee, participation in the benefit plans or programs generally available to management employees and perquisites. As of the date of the Circular, all of our NEOs have a two-year non-compete and non-solicitation agreement tied to their Company employment.

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

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards that were outstanding as of December 31, 2024. See Long-term incentive plan beginning on page 26 for more information about our stock option and share-based awards.

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)(1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)

Keith Creel(3)	22-Jan-16	276,250	23.36	22-Jan-26	19,481,285
	25-Jan-19	271,010	41.06	25-Jan-26	12,209,531
	31-Jan-20	287,160	53.16	31-Jan-27	7,937,467
	29-Jan-21	237,145	67.24	29-Jan-28	1,750,499
	27-Mar-21	517,385	71.64	27-Mar-28	543,460
	31-Jan-22	208,107	71.40	31-Jan-29	290,462
	2-Feb-23	176,323	79.29	2-Feb-30	-
	6-Feb-24	180,558	84.28	6-Feb-31	-
	6-Feb-13					DSU			17,260,345
	31-Jan-22					PSU			9,857,321
	2-Feb-23					PSU	78,172
	6-Feb-24					PSU	83,038
Total		2,153,938			42,212,704		161,210	-	27,117,666
Nadeem Velani	22-Jan-16	14,635	33.15	22-Jan-26	1,038,061
	25-Jan-19	81,565	54.30	25-Jan-26	4,060,306
	31-Jan-20	87,275	70.31	31-Jan-27	2,947,277
	29-Jan-21	57,790	85.93	29-Jan-28	1,048,889
	31-Jan-22	64,255	90.94	31-Jan-29	844,311
	2-Feb-23	54,188	105.58	2-Feb-30	-
	6-Feb-24	55,760	113.67	6-Feb-31	-
	26-Feb-14					DSU			366,160
	19-Feb-15					DSU			185,255
	24-Feb-17					DSU			336,109
	22-Feb-19					DSU			731,418
	31-Jan-20					DSU			4,023,656
	2-Feb-23					DSU	14,921	1,553,016	606,851
	31-Jan-22					PSU			2,673,282
	2-Feb-23					PSU	6,395	665,578
	17-May-23					PSU	45,317	4,716,605
	6-Feb-24					PSU	22,952	2,388,802
Total		415,468			9,938,844		89,585	9,324,001	8,922,731

John Brooks	25-Jan-19	37,420	41.06	25-Jan-29	1,685,844
	14-Feb-19	14,845	40.40	14-Feb-26	682,894
	31-Jan-20	65,130	53.16	31-Jan-27	1,800,276
	29-Jan-21	49,835	67.24	29-Jan-28	367,860
	31-Jan-22	52,289	71.40	31-Jan-29	72,981
	2-Feb-23	41,926	79.29	2-Feb-30	-
	2-May-23	2,607	78.16	2-May-30	-
	6-Feb-24	44,704	84.28	6-Feb-31	-
	6-Sep-12					DSU			546,761
	22-Feb-19					DSU			448,576
	29-Jan-21					DSU			418,142
	31-Jan-22					DSU	705	73,423	293,692
	31-Jan-22					PSU			2,334,175
	2-Feb-23					PSU	18,107	1,885,494
	2-May-23					PSU	1,124	117,048
	17-May-23					PSU	39,762	4,140,577
	6-Feb-24					PSU	20,559	2,140,886
Total		308,756			4,609,855		80,257	8,357,428	4,041,346

		Option-based awards (1)					Share-based awards (2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)(1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)
Mark Redd	3-Sep-19	6,485	46.95	3-Sep-26	237,201
	31-Jan-20	47,935	53.16	31-Jan-27	1,324,984
	29-Jan-21	41,350	67.24	29-Jan-28	305,227
	31-Jan-22	46,360	71.40	31-Jan-29	64,706
	2-Feb-23	37,172	79.29	2-Feb-30	-
	2-May-23	5,746	78.16	2-May-30	-
	6-Feb-24	43,148	84.28	6-Feb-31	-
	19-Feb-15					DSU			237,125
	22-Feb-19					DSU			380,517
	31-Jan-20					DSU			895,938
	29-Jan-21					DSU			334,354
	31-Jan-22					DSU	574	59,814	239,258
	2-Feb-23					DSU			194,366
	6-Feb-24					DSU			53,500
	31-Jan-22					PSU			2,069,479
	2-Feb-23					PSU	16,053	1,671,660
	2-May-23					PSU	2,478	257,990
	17-May-23					PSU	39,474	4,110,578
	6-Feb-24					PSU	19,843	2,066,355
Total		228,196			1,932,118		78,422	8,166,397	4,404,537
James Clements	22-Jan-16	17,325	33.15	22-Jan-26	1,228,862
	20-Jul-18	15,971	51.14	20-Jul-25	845,505
	25-Jan-19	16,620	54.30	25-Jan-26	827,344
	3-Sep-19	1,115	62.63	3-Sep-26	46,217
	31-Jan-20	19,920	70.31	31-Jan-27	672,698
	29-Jan-21	14,785	85.93	29-Jan-28	268,348
	31-Jan-22	21,815	90.94	31-Jan-29	286,649
	2-Feb-23	17,152	105.58	2-Feb-30	-
	2-May-23	8,105	106.43	2-May-30	-
	6-Feb-24	25,695	113.67	6-Feb-31	-
	6-Sep-12					DSU			442,419
	26-Feb-14					DSU			268,498
	23-Feb-16					DSU			676,388
	24-Feb-17					DSU			141,260
	31-Jan-22					DSU	1,378	143,429	573,715
	6-Feb-24					DSU	1,091	113,503	454,014
	31-Jan-22					PSU			907,592
	2-Feb-23					PSU	6,748	702,300
	2-May-23					PSU	3,183	331,243
	17-May-23					PSU	22,715	2,364,141
	6-Feb-24					PSU	11,254	1,171,281
Total		158,503			4,175,623		46,369	4,825,897	3,463,886

(1)

Option-based awards. Regular options granted before 2017 vest 25 percent each year for four years beginning on the first anniversary of the grant date and expire 10 years from the grant date. Grants made in 2017 and onwards have the same vesting schedule and expire seven years from the grant date. With respect to Messrs. Creel, Brooks, and Redd exercise prices for option awards are in U.S. dollars. All of Messrs. Velani and Clements’ exercise prices are in Canadian dollars.

Value of unexercised in-the-money options. For stock options granted in Canadian dollars, the value of unexercised in-the-money options at 2024 year-end is based on $104.08, the closing share price on the TSX on December 31, 2024. For U.S. dollar stock option grants, the value of unexercised in-the-money options at 2024 year-end is based on US$72.37, the closing share price on the NYSE on December 31, 2024.

(2)

Share-based awards. Values include reinvested dividends. The unvested 2023 and 2024 PSU values are based on an assumed payout at target (100 percent). For Messrs. Velani and Clements, the value of unvested PSUs and DSUs is based on $104.08, the closing share price on the TSX on December 31, 2024. For Messrs. Creel, Brooks, and Redd, the value of unvested PSUs and DSUs is based on US$72.37 our closing share price on the NYSE on December 31, 2024, converted to Canadian dollars using a year-end exchange rate of $1.4389.

The vested 2022 PSU values are based on an overall performance factor of 120 percent and a payout price of $105.60 and US$74.59 on the TSX and NYSE, respectively (see Payout of 2022 PSU award on page 31 for more details).

Vested and unvested DSU awards are deferred and cannot be redeemed until the NEO leaves the Company.

Messrs. Velani, Brooks, Redd and Clements were awarded a one-time, special PSU grant on May 17, 2023 to incentivize the delivery of synergies to our shareholders as disclosed in the Company’s 2024 management proxy circular.

(3)

On March 27, 2021, Mr. Creel was awarded a special stock option grant in conjunction with amendments to his executive employment agreement made on March 21, 2021. See Employment agreements on page 40 for more details.

Incentive plan awards – value vested or earned during the year

The table below shows the amount of incentive compensation that vested or was earned in 2024.

Executive	Option-based awards - value vested during the year ($)(1)	Share-based awards - value vested during the year ($)(2)	Non-equity incentive plan compensation - value earned during the year ($)

Keith Creel	7,405,672	9,857,321	4,743,275

Nadeem Velani	1,484,756	2,673,282	1,755,993

John Brooks	1,012,515	2,343,178	1,679,354

Mark Redd	798,124	2,072,070	1,665,321

James Clements	390,509	950,167	1,029,964

(1)

Option-based awards—value vested during the year. Includes the aggregate dollar value that would have been realized if the options were exercised on the date of vest. It is calculated as the difference between the closing price (on each of the stock option vest dates in 2024 and the exercise price, converted to Canadian dollars where applicable using the exchange rate on the vest date.

(2)

Share-based awards—value vested during the year. Includes DSUs that have vested during the year and are valued as of the vest date and converted to Canadian dollars where applicable. Also includes, the payout value of the 2022 PSUs. The 2022 PSU value for Messrs. Creel, Brooks and Redd have been converted to Canadian dollars using the year-end exchange rate of $1.4389. See Payout of 2022 PSU award on page 31 and the Outstanding share-based awards and option-based awards on page 41 for more details.

Option exercises and vested stock awards

The table below shows the options exercised and sold by the NEOs in 2024.

Executive	Number of options exercised and sold	Option exercise price ($)	Value realized ($)(1)
Keith Creel(2)	3,258	US$30.20	209,665
	75,378	US$30.23	4,939,783
	49,875	33.77	3,617,159
	215,740	US$37.17	12,227,377
	239,700	42.06	16,646,018
Nadeem Velani	1,000	43.76	77,120
	66,300	46.33	4,582,531
John Brooks	21,700	US$23.26	1,742,547
	6,530	US$35.18	452,268
	20,975	US$37.17	1,393,718
Mark Redd	19,980	US$41.06	1,280,288
James Clements	11,130	43.76	795,042
	12,355	46.33	740,722

(1)	Based on the market price of shares less the option exercise price on the date of exercise; converted to Canadian dollars using the exchange rate on the exercise date for exercises on the NYSE.
(2)

Mr. Creel’s exercises are for options, which included options scheduled to expire in January, February and July of 2024, and were being exercised and sold in accordance with the automatic securities disposition plans he established on August 2, 2022.

Equity compensation plan information

The table below shows the securities authorized for issuance under equity compensation plans at December 31, 2024. These include the issuance of securities upon exercise of options outstanding under the stock option plan and the director stock option plan.

The table also shows the remaining number of shares available for issuance and includes 1,700,000 shares under the director stock option plan. On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	5,734,600	86.59	21,050,365

Equity compensation plans not approved by security holders	-	-	-

Total	5,734,600	86.59	21,050,365

See page 28 to read more about the stock option plan. You can also read about the two equity compensation plans in our audited consolidated financial statements for the year ended December 31, 2024, available on our website (investor.cpkcr.com/financials), and on SEDAR+ (www.sedarplus.ca) and EDGAR (www.sec.gov).

Employee Share Purchase Plan (ESPP)

The Company’s ESPP is available to all employees in the U.S. and Canada and provides the opportunity to purchase shares on the open market through payroll deductions which aligns employees’ interests with those of shareholders. Employees may contribute between one percent and ten percent of their base salary to the ESPP every pay period. CPKC provides a 33 percent match on the first six percent of non-unionized and specified unionized employees’ contributions which vest at the end of the four consecutive quarters. Employees must remain participants of the ESPP at the time of vesting in order to receive the CPKC match.

In 2024, approximately 51 percent of eligible employees participated in the ESPP.

Retirement plans

Canadian pension plans

In 2024, Messrs. Creel and Velani participated in our DC plan and Mr. Clements participated in our DB plan. Mr. Clements also retains an account balance in the DC plan from his participation prior to joining the DB plan.

Defined contribution plan

Participants contribute between 4 and 6 percent of their base salary depending on their age and years of service, and the Company contributes between 4 and 8 percent of a participant’s base salary and annual bonus. For eligible executives, CPKC contributes an additional 6 percent of base salary and annual bonus. Total contributions are limited to the maximum allowed under the Income Tax Act (Canada) ($32,490 for 2024).

Messrs. Creel and Velani also participate, and Mr. Clements previously participated, in the DC SERP, a non-registered plan that provides notional contributions in excess of the Income Tax Act (Canada) limits at the same Company contribution rate as in the DC plan. Company contributions vest after two years of employment. Employees do not contribute to the DC SERP.

The table below shows the DC plan and DC SERP account information as at December 31, 2024.

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	4,345,477	703,162	5,641,683
Nadeem Velani	2,167,936	314,338	3,095,248
James Clements	453,390	-	544,946

Defined benefit plan

CPKC sponsors a defined benefit pension plan comprised of a registered plan component and a supplemental plan, which provides benefits in excess of Income Tax Act (Canada) limits. The benefit is based on age, service and a percentage of final average compensation.

The pension formula uses the highest final average earnings and calculates a benefit of 1.3 percent up to the average Year’s Maximum Pensionable Earnings (YMPE) and 2.0 percent in excess of the average YMPE, and multiplies that by the years of service to a maximum of 35 years. An unreduced pension is available for all employees as early as age 55 with age plus years of service equal to at least 85, or, if earlier, as early as age 60 for eligible executives. The normal retirement benefit is otherwise payable at age 65. Pensions are partially indexed to inflation after retirement once the participant reaches age 65 and has been retired for at least five years.

The table below summarizes Mr. Clements’ participation in the DB plan and DB SERP in 2024.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-compensatory change ($)	Closing present value of defined benefit obligation ($)
Executive	At December 31, 2024	At age 65	At year end ($)	At age 65 ($)
James Clements	9.00	19.08	167,000	450,000	2,582,000	351,000	112,000	3,045,000

The present value of the defined benefit obligation is based on the assumptions and methods used for financial statement reporting. The present value was determined using a discount rate of 4.71 percent and mortality adjusted actuarial assumptions.

U.S. retirement plans

Our U.S. retirement program has five elements:

•	a qualified defined benefit pension plan (closed plan) which provides annual benefit accruals funded by employer contributions determined from U.S. Internal Revenue Service (IRS) rules;
•	a non-qualified defined benefit pension plan (closed plan) for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$345,000 for 2024);
•	a voluntary qualified 401(k) plan with employer match;
•	a qualified defined contribution plan which provides automatic employer contributions; and
•	a non-qualified defined contribution plan for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$345,000 for 2024).

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

The table below summarizes Mr. Brooks’ participation in the Basic DB Plan and Supplemental Pension Plan in 2024. The values in the table have been converted to Canadian dollars using the 2024 average exchange rate of $1.3698.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-compensatory change ($)	Closing present value of defined benefit obligation ($)
Executive	At December 31, 2024	At age 65	At year end ($)	At age 65 ($)
John Brooks	16.17	27.25	365,192	642,411	3,047,794	215,788	(91,837)	3,171,745

The present value of the defined benefit obligation is based on the assumptions and methods used for financial statement reporting. In previous years, it was assumed that Mr. Brooks’ accrued benefit would be paid at age 65. The present value was determined using a discount rate of 5.72 percent and mortality adjusted actuarial assumptions.

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

Messrs. Creel and Redd participated in the U.S. DC SERP in 2024. The table below shows the U.S. Salaried Retirement Income Plan and U.S. DC SERP account information as at December 31, 2024. with values converted to Canadian dollars using the 2024 average exchange rate of $1.3698.

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)
Keith Creel	1,394,356	23,424	1,573,779
Mark Redd	894,794	122,310	1,138,982

About deferred compensation

Executive officers and members of senior management who have not met their share ownership requirement can choose to defer all or a portion of their short-term incentive or PSU grant as DSUs.

The short-term incentive DSUs are granted in the year the bonus is actually paid and may receive up to a 25 percent match. The deferred amount cannot exceed the DSU cap amount set by the Senior Executive Deferred Share Unit Plan. The amount is converted to bonus DSUs using the average market price of a CPKC common share for the 10 trading days immediately before December 31 of the applicable performance year. The matching units vest after three years.

Eligible executives can elect to defer a portion of their PSU grant prior to start of the performance period. These Performance DSUs are subject to the same performance and vesting conditions as the corresponding PSU grant. To align with the granting practice of the PSU plan, the elected amount converted to Performance DSUs is based on the market closing price of a CPKC common share for the 30 trading days prior to the grant date. The performance DSUs may receive up to a 25 percent match upon vesting (subject to a matching DSU cap), three years from the grant date.

To defer any compensation, elections must be made by June 30th of the calendar year prior to the new fiscal year. Matching DSUs cannot exceed 20 percent of the executives’ total ownership requirement.

The table below shows the number and value of DSUs outstanding as at December 31, 2024.

Executive	Unvested DSUs (#)	Vested DSUs (#)	Total Units (#)	Value as at December 31, 2024 ($)(1)
Keith Creel	0	165,753	165,753	17,260,345
Nadeem Velani	14,921	60,044	74,965	7,802,465
John Brooks	705	16,394	17,099	1,780,594
Mark Redd	574	22,425	22,999	2,394,872
James Clements	2,469	24,560	27,029	2,813,226

(1)

We valued the outstanding DSUs using $104.08, our closing share price on the TSX on December 31, 2024 for Mr. Velani and US$72.37, our closing share price on the NYSE and converted to Canadian dollars using a year-end exchange rate of $1.4389 for Messrs. Creel, Brooks, and Redd.

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

Mr. Creel is covered under the terms of his employment agreement effective January 31, 2017, as amended December 18, 2018 and March 21, 2021, that includes non-competition, non-solicitation and confidentiality restrictions. Messrs. Velani, Brooks, Redd and Clements are subject to the same terms as all other employees for resignation, retirement, termination with cause, termination without cause and change in control. Messrs. Velani, Brooks, Redd and Clements have signed non-competition, non-solicitation agreements in each year of their employment with the Company that also have confidentiality restrictions.

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

The table below shows the estimated incremental amounts that would be paid to Mr. Creel, if his employment had been terminated without cause on December 31, 2024. There is no extra tax gross-up provision for any termination benefit.

Name	Severance period (# of months)	Base pay ($)	Short-term incentive ($)	Additional retirement benefits ($)	Other benefits(1) ($)	Value of vesting of options and equity-based awards (2) ($)	Payable on termination without cause ($)
Keith Creel	24	3,885,030	5,827,545	-	42,291	34,693,766	44,448,632

(1)	Reflects the value of accelerated vesting of shares purchased under the ESPP for Mr. Creel.
(2)

Reflects the value of stock options and equity-based awards vesting per the retirement provisions in accordance with our stock option and PSU plans. Mr. Creel’s calculation is based on US$72.37, our closing share price on the NYSE on December 31, 2024, converted to Canadian dollars using a year-end exchange rate of $1.4389.

CEO pay ratio

CPKC is voluntarily providing transparency and public disclosure related to CEO pay as compared to the median employee. As our proxy is governed under Canadian Securities Administrators (CSA) regulations; we are not required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and Item 402(u) of Regulation S-K to disclose information about the ratio of the annual total compensation of our median employee and the annual total compensation (pay ratio) of Mr. Creel, our President and CEO. In support of the Board’s commitment to progressive disclosure practices we have determined and are disclosing the CEO pay ratio for 2024 in the table below.

As at December 31, 2024
CEO pay ratio	179:1
Excluding employees located in Mexico	166:1

To identify our median employee, we conducted an analysis of the total compensation of our employee population in Canada, U.S. and Mexico, other than our CEO, who were employed by the Company on December 31, 2024. We have determined that using the taxable income reported on the T4 box 14 employment income and W-2 box 1 income for employees in Canada and the U.S., provides a reasonable and consistent estimate for evaluating annual total compensation. We used aggregate payroll data to provide a reasonable estimate of the annual total compensation in Mexico. The median employee annual total compensation for 2024 of employees located in Canada, U.S. and Mexico is $129,139 while the median annual total compensation of employees located in Canada and the U.S. is $139,158 In accordance with applicable U.S. disclosure rules, we calculated 2024 annual total compensation for our median employees using the same methodology that we use to determine our NEOs’ annual total compensation in the Summary compensation table on page 38.

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

Director compensation for 2024

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

The table below shows the flat fee retainers for 2024. In 2024, Canadian directors’ fees were converted to Canadian dollars and the number of DDSUs received was based on the trading price of our shares on the TSX. U.S. directors were paid in U.S. dollars and the number of DDSUs they received was based on the trading price of our shares on the NYSE.

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

2024 Annual Director Compensation	Annual Retainer
Compensation – All Directors	US$280,000
Additional retainer – Chair of Governance Committee, Risk and Sustainability Committee and Integration Committee	US$30,000
Additional retainer – Chair of Audit and Finance Committee and Compensation Committee	US$40,000
Additional retainer – Board Chair	US$195,000

We reimburse directors for travel and out-of-pocket expenses related to attending their Board and committee meetings and other business on behalf of the Company.

Mr. Creel does not receive any director compensation because he is compensated in his role as President and CEO.

Benchmarking

CPKC’s comparator group was amended in 2024 to reflect five Class 1 railroad peers and 14 capital-intensive North American companies. Director compensation was last updated in 2022 and is scheduled to be reviewed in 2025.

Independent advice

The Governance Committee makes its own decisions, which may reflect factors and considerations other than the information and recommendations provided by its external consultant.

Board assessment and evaluation process

The Governance Committee discusses goals related to corporate governance, strategic planning, Board succession, shareholder engagement and director education and provides recommendations to the Board on these matters. The Board has a comprehensive annual Board assessment and evaluation process that includes a review of individual directors (including peer reviews), review of each of the Board’s committee mandates, committee chairs, the Board Chair and the overall functioning of the Board. In 2024, the Board’s Chair facilitated the evaluation process and met with directors.

2024 Director Compensation

The Governance Committee reviews director compensation every two to three years based on the directors’ responsibilities, time commitment and the compensation provided by comparable companies. Each director is paid an annual retainer of U.S.$280,000. The chairs of the Compensation Committee and the Audit and Finance Committee receive an additional U.S.$40,000 per year. All other Committee chairs receive an additional U.S.$30,000 per year and the Board Chair receives an additional U.S.$195,000 per year.

We paid directors a total of approximately $4,643,110 in 2024 as detailed in the table below. Directors receive a flat fee retainer to cover their ongoing oversight and responsibilities throughout the year, and they do not receive additional compensation for attendance at Board and committee meetings.

Directors receive 100 percent of their annual retainer in director deferred share units (DDSUs) until they have met their share ownership requirements. After that, directors are required to receive at least 50 percent of their compensation in DDSUs. The totals listed in the chart below represent (1) the approximate dollar value of DDSUs credited to each director’s DDSU account in 2024, based on the closing fair market value of our shares on the grant date plus (2) the cash portion paid if a director elected to receive a portion of their compensation in cash.

Mr. Creel does not receive compensation in respect of his role as a director because he is compensated in respect of his role as President and CEO (see pages 32 and 38 for details). He is therefore not included in the chart below.

All figures in the chart below are in Canadian dollars.

Name	Fees earned(2) (paid in cash) ($)	Share-based awards(1),(2) (DDSUs) ($)	All other compensation(2)(3)(5) ($)	Total ($)	% of Total Fees Taken in DDSUs
Hon. John Baird	0	424,974	1,000	425,974	100
Isabelle Courville	327,245	325,585	1,000	653,830	50
Jill Denham(6)	28,455	65,898	0	94,353	70
Amb. Antonio Garza (Ret)	0	381,618	50,683	432,301	100
David Garza-Santos(6)	0	95,238	0	95,238	100
Arturo Gutiérrez Hernández(4)	0	63,071	0	63,071	100
Hon. Edward Hamberger	0	422,506	1,370	423,876	100
Janet Kennedy	0	419,065	1,370	420,435	100
Henry Maier	191,772	190,809	1,370	383,951	50
Matthew Paull	0	436,135	1,370	437,505	100
Jane Peverett	201,407	200,378	1,000	402,785	50
Andrea Robertson	0	383,847	1,000	384,847	100
Gordon T. Trafton	212,319	211,253	1,370	424,942	50

(1)

The value of the share-based awards has been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC 718) using the grant date fair value, which is prescribed by the Directors’ Deferred Share Unit Plan.

(2)

All directors fees are initially determined in U.S. dollars. The value of director share-based awards, and cash and other payments, as applicable, is paid as follows: Ms. Kennedy and Messrs. Garza, Garza-Santos, Gutiérrez, Hamberger, Maier, Paull and Trafton were paid in U.S. dollars and their amounts have been converted to Canadian dollars using the 2024 average exchange rate of $1.3698. Ms. Courville, Denham, Peverett and Robertson and Mr. Baird were paid in Canadian dollars based on the exchange rate on the grant date.

(3)

Each director was provided with a $1,000 donation in local currency to the charity of their choice in December 2024 in gratitude for their year of service. This amount appears under All other compensation.

(4)	Mr. Gutiérrez joined the Board on November 1, 2024.
(5)

Mr. Garza was paid annual director fees of U.S.$36,000 by CPKC’s wholly owned subsidiary, Kansas City Southern de Mexico, S.A. de C.V. (KCSM), for serving as Chairman of its board of directors. This amount has been converted to Canadian dollars using the 2024 average exchange rate of $1.3698.

(6)

Ms. Denham and Mr. Garza-Santos retired from the Board on April 24, 2024. Each received payout of their outstanding DSUs upon departure from the Board. Ms. Denham received payment in the amount of $3,594,640.21 ((30,841.706611 DSU units x CAD$116.30 FMV) + 7,749.76 cash). Mr. Garza-Santos received payment in the amount of $305,217.95 (3,605.220337 DSU units x USD$84.66 FMV).

You can read more about our director compensation program beginning on page 51.

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards held by directors, that are outstanding as of December 31, 2024.

On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan. There are no outstanding options under that plan.

Non-employee directors are not granted stock options under the Management Stock Option Incentive Plan.

	Share-based awards
Name	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)(1)
Hon. John Baird	-	-	4,816,037
Isabelle Courville	-	-	6,988,966
Jill Denham(2)	-	-	-
Amb. Antonio Garza (Ret)	-	-	630,824
David Garza-Santos(2)	-	-	-
Arturo Gutiérrez Hernández			66,253
Hon. Edward Hamberger	-	-	2,128,237
Janet Kennedy	-	-	667,106
Henry Maier	-	-	450,907
Matthew Paull	-	-	5,203,931
Jane Peverett	-	-	3,367,975
Andrea Robertson	-	-	2,047,961
Gordon T. Trafton	-	-	3,345,974

(1)

Calculated based on the closing price of our shares on December 31, 2024 (the last trading day of the year) on the TSX ($104.08), in the case of directors resident in Canada, and on the NYSE (U.S.$72.37) which was converted to Canadian dollars using the year-end exchange rate of $1.4389, in the case of the directors resident in the U.S. and Mexico.

(2)	Ms. Denham and Mr. Garza-Santos retired from the Board on April 24, 2024. Each received payout of their outstanding DSUs upon departure from the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 – “Executive Compensation” for information regarding our equity compensation plans on page 12.

Beneficial Ownership Table

The table below sets forth the number and percentage of outstanding common shares beneficially owned by each person, or group of persons, known by CPKC based on publicly available information as of March 10, 2025, to own beneficially more than five percent of our common shares, each of our directors, each of our NEOs and all directors and executive officers as a group.

Name of beneficial owner	Common shares beneficially owned	Percent of Class
John Baird(a)	0	*
Isabelle Courville(a)	0	*
Antonio Garza(a)	12,828	*
Arturo Gutiérrez Hernández(a)	0	*
Edward Hamberger(a)	0	*
Janet Kennedy(a)	7,944	*
Henry Maier(a)	26,206	*
Matthew Paull(a)	18,690	*
Jane Peverett(a)	0	*
Andrea Robertson(a)	0	*
Gordon Trafton(a)	0	*
Keith Creel(a)(b)(c)	1,847,235	*
Nadeem Velani(b)(d)	333,982	*
John Brooks(b)(e)	253,470	*
Mark Redd(b)(f)	187,045	*
James Clements(b)(g)	133,195	*
TCI Fund Management Limited(i)	55,514,385	5.96%
All current executive officers and directors as a group (24 Persons)(h)	3,042,730	*

*	Represents less than one percent of the outstanding common shares.
(a)

See Directors’ Profiles in “Item 10. Directors, Executive Officers and Corporate Governance” above for disclosure with respect to DDSUs. The address of each director is c/o Canadian Pacific Kansas City Limited, 7550 Ogden Dale Road S.E., Calgary, Alberta, T2C 4X9.

(b)

See “Compensation Details - Deferred Compensation Plans” in Item 11. Executive Compensation, for disclosure with respect to NEO DSUs. The address of each executive officer is c/o Canadian Pacific Kansas City Limited, 7550 Ogden Dale Road S.E., Calgary, Alberta, T2C 4X9.

(c)

The common shares owned by Mr. Creel comprise (i) 1,748,988 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 98,247 shares held by Mr. Creel directly.

(d)

The common shares owned by Mr. Velani comprise (i) 330,491 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 3,491 shares held by Mr. Velani directly.

(e)

The common shares owned by Mr. Brooks comprise (i) 239,239 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 14,231 shares held by Mr. Brooks directly.

(f)

The common shares owned by Mr. Redd comprise (i) 161,350 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 25,695 shares held by Mr. Redd directly.

(g)

The common shares owned by Mr. Clements comprise (i) 119,125 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 14,070 shares held by Mr. Clements directly.

(h)

The common shares owned by all current executive officers and directors as a group comprise (i) 2,803,572 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 261,706 shares held directly.

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

In 2024, there were no transactions between the Company and a related person as described in Item 404 of Regulation S-K.

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

The Board reviews director independence continually and annually using director questionnaires as well as by reviewing updated biographical information, meeting with directors individually, and conducting a comprehensive assessment of all business and other relationships and interests of each director with respect to the Company and our subsidiaries. In 2024, the Board confirmed that each director, except for Mr. Creel, is independent in accordance with the standards for independence established by the NYSE and the CSA. Mr. Creel is not independent because of his position as President and CEO.

The Board has also confirmed that each member of the Audit and Finance Committee meets the additional independence standards for audit committee members under Section 10A(m)(3) and Rule 10A-3(b)(1) of the Exchange Act, and Section 1.5 of National Instrument 52-110 Audit Committees. All members of the Audit and Finance Committee are financially literate. In addition, four of the five members of the currently constituted Audit and Finance Committee meet the definition of audit committee financial expert, as defined by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below shows the fees we paid to EY in 2024 and 2023 for audit and non-audit services. Representatives of EY will participate at the Meeting and will have an opportunity to make a statement and respond to any questions from shareholders.

For the year ended December 31	2024	2023
Audit fees for audit of our annual financial statements, reviews of quarterly reports and services relating to statutory and regulatory filings or engagements (including attestation services and audit or interim review of financial statements of certain subsidiaries and certain pension and benefits plans), and advice on accounting and/or disclosure matters	$6,268,200	$6,190,800
Audit-related fees for services related to the audit but not included in the audit fees above, including securities filings	$—	$153,100
Tax fees for services relating to tax compliance, tax planning and tax advice	$510,900	$1,389,000
All other fees	$—	$—
Total	$6,779,100	$7,732,900

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

The Audit and Finance Committee or committee chair must be satisfied that any services it pre-approves will not compromise the independence of the external auditor. The committee pre-approved all services performed by the external auditor in 2024, in accordance with the policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Part IV (Item 15) of the 2024 Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

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

CANADIAN PACIFIC KANSAS CITY LIMITED
(Registrant)

By:	/s/ KEITH E. CREEL
Keith E. Creel
Chief Executive Officer

Dated: April 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 28, 2025.

Signature	Title

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Keith E. Creel

*	Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Nadeem Velani

*	Chair of the Board of Directors
Isabelle Courville

*	Director
John R. Baird

*	Director
Antonio Garza

*	Director
Arturo Gutiérrez Hernández

*	Director
Edward R. Hamberger

*	Director
Janet H. Kennedy

*	Director
Henry Maier

*	Director
Matthew H. Paull

*	Director
Jane L. Peverett

*	Director
Andrea Robertson

*	Director
Gordon T. Trafton

*By:	/s/ NADEEM VELANI
Nadeem Velani
Attorney-in-Fact