Form 10-Q
period 2025-03-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2025-05-01
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 29, 2025, there were 930,456,061 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2025	2024
Revenues (Note 3)
Freight	$3,727	$3,427
Non-freight	68	93
Total revenues	3,795	3,520
Operating expenses
Compensation and benefits	682	690
Fuel	481	458
Materials	124	94
Equipment rents	99	82
Depreciation and amortization	504	467
Purchased services and other	588	580
Total operating expenses	2,478	2,371

Operating income	1,317	1,149
Other expense (income)	7	(2)
Other components of net periodic benefit recovery (Note 11)	(107)	(88)
Net interest expense	216	206
Income before income tax expense	1,201	1,033
Current income tax expense	266	242
Deferred income tax expense	26	17
Income tax expense (Note 4)	292	259
Net income	$909	$774
Net loss attributable to non-controlling interest	(1)	(1)
Net income attributable to controlling shareholders	$910	$775

Earnings per share (Note 5)
Basic earnings per share	$0.98	$0.83
Diluted earnings per share	$0.97	$0.83

Weighted-average number of shares (millions) (Note 5)
Basic	933.2	932.4
Diluted	934.3	934.4

Dividends declared per share	$0.19	$0.19
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2025	2024
Net income	$909	$774
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(29)	699
Change in derivatives designated as cash flow hedges	1	1
Change in pension and post-retirement defined benefit plans	3	12
Other comprehensive (loss) income before income taxes	(25)	712
Income tax (expense) recovery	(3)	6
Other comprehensive (loss) income (Note 6)	(28)	718
Comprehensive income	$881	$1,492
Comprehensive (loss) income attributable to non-controlling interest	(2)	22
Comprehensive income attributable to controlling shareholders	$883	$1,470
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2025	2024
Assets
Current assets
Cash and cash equivalents	$695	$739
Accounts receivable, net (Note 7)	2,044	1,968
Materials and supplies	466	457
Other current assets	255	220
	3,460	3,384
Investments	588	586
Properties	56,165	56,024
Goodwill	19,333	19,350
Intangible assets	3,120	3,146
Pension asset	4,684	4,586
Other assets	690	668
Total assets	$88,040	$87,744
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,735	$2,842
Long-term debt maturing within one year (Note 8, 9)	1,512	2,819
	4,247	5,661
Pension and other benefit liabilities	547	548
Other long-term liabilities	866	867
Long-term debt (Note 8, 9)	21,140	19,804
Deferred income taxes	11,997	11,974
Total liabilities	38,797	38,854
Shareholders’ equity
Share capital	25,603	25,689
Additional paid-in capital	107	94
Accumulated other comprehensive income (Note 6)	2,653	2,680
Retained earnings	19,883	19,429
	48,246	47,892
Non-controlling interest	997	998
Total equity	49,243	48,890
Total liabilities and equity	$88,040	$87,744
See Contingencies (Note 13).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2025	2024
Operating activities
Net income	$909	$774
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	504	467
Deferred income tax expense	26	17
Pension recovery and funding (Note 11)	(95)	(76)
Settlement of Mexican taxes (Note 4)	(11)	—
Settlement of foreign currency forward contracts (Note 9)	—	(65)
Other operating activities, net	(11)	1
Changes in non-cash working capital balances related to operations	(166)	(103)
Net cash provided by operating activities	1,156	1,015
Investing activities
Additions to properties	(711)	(527)
Additions to Meridian Speedway properties	(12)	(4)
Proceeds from sale of properties and other assets	11	1
Other investing activities, net	(3)	(12)
Net cash used in investing activities	(715)	(542)
Financing activities
Dividends paid	(177)	(177)
Issuance of Common Shares	8	22
Purchase of Common Shares (Note 10)	(347)	—
Repayment of long-term debt, excluding commercial paper (Note 8)	(935)	(71)
Issuance of long-term debt, excluding commercial paper (Note 8)	1,710	—
Net repayment of commercial paper (Note 8)	(453)	(205)
Net repayment of short term borrowings (Note 8)	(285)	—
Other financing activities, net	(5)	—
Net cash used in financing activities	(484)	(431)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	(1)	13
Cash position
Net (decrease) increase in cash and cash equivalents	(44)	55
Cash and cash equivalents at beginning of period	739	464
Cash and cash equivalents at end of period	$695	$519

Supplemental cash flow information
Income taxes paid	$237	$242
Interest paid	$180	$245
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at January 1, 2025	933.5	$25,689	$94	$2,680	$19,429	$47,892	$998	$48,890
Net income (loss)	—	—	—	—	910	910	(1)	909
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss (Note 6)	—	—	—	(27)	—	(27)	(1)	(28)
Dividends declared ($0.19 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	16	—	—	16	—	16
Common Shares repurchased (Note 10)	(3.3)	(96)	—	—	(279)	(375)	—	(375)
Shares issued under stock option plan	0.2	10	(3)	—	—	7	—	7
Balance as at March 31, 2025	930.4	$25,603	$107	$2,653	$19,883	$48,246	$997	$49,243
Balance as at January 1, 2024	932.1	$25,602	$88	$(618)	$16,420	$41,492	$919	$42,411
Net income (loss)	—	—	—	—	775	775	(1)	774
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income (Note 6)	—	—	—	695	—	695	23	718
Dividends declared ($0.19 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	13	—	—	13	—	13
Shares issued under stock option plan	0.5	27	(6)	—	—	21	—	21
Balance as at March 31, 2024	932.6	$25,629	$95	$77	$17,018	$42,819	$942	$43,761
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

These unaudited interim consolidated financial statements ("Interim Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). They do not include all of the information required for a complete set of annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2024 ("last annual consolidated financial statements"). Selected explanatory notes are included to explain events and transactions that are significant to an understanding of the changes in the Company's financial position and results of operations since the last annual consolidated financial statements. These Interim Consolidated Financial Statements have been prepared using the same significant accounting policies used in the last annual consolidated financial statements. Amounts are stated in Canadian dollars unless otherwise noted.

The Company's operations and income for interim periods can be affected by seasonal fluctuations such as changes in customer demand and weather conditions, and may not be indicative of annual results.

Operating segment

The Company only has one operating segment: rail transportation. The Company's measure of segment profit is reported on the Interim Consolidated Statements of Income as "Net income attributable to controlling shareholders". CPKC's significant segment expenses are consistent with the expenses presented on the Interim Consolidated Statements of Income.

2    Accounting changes

Recently adopted accounting standards

The accounting standards that have become effective during the three months ended March 31, 2025 did not have a material impact on the Interim Consolidated Financial Statements.

Accounting standards not yet adopted

Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations when they are adopted.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2025	2024
Grain	$788	$730
Coal	257	209
Potash	156	137
Fertilizers and sulphur	114	104
Forest products	217	202
Energy, chemicals and plastics	758	702
Metals, minerals and consumer products	448	440
Automotive	315	265
Intermodal	674	638
Total freight revenues	3,727	3,427
Non-freight excluding leasing revenues	41	63
Revenues from contracts with customers	3,768	3,490
Leasing revenues	27	30
Total revenues	$3,795	$3,520

4    Income taxes

The effective income tax rate including discrete items for the three months ended March 31, 2025 was 24.32%, compared to 25.09% for the same period of 2024.

For the three months ended March 31, 2025, the effective income tax rate was 24.50%, excluding the discrete items of amortization of business acquisition fair value adjustments of $94 million, and acquisition-related costs incurred by the Company of $20 million.

For the three months ended March 31, 2024, the effective income tax rate was 25.00%, excluding the discrete items of amortization of business acquisition fair value adjustments of $86 million, acquisition-related costs incurred by CPKC of $26 million, and adjustments to provisions for Mexican taxes of $10 million recognized in "Compensation and benefits".

Mexican Tax Settlements

During the three months ended March 31, 2025, the company received final audit letters for Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") for 2021 and a payment of $11 million was made in respect of that year.

2014 Tax Assessment

CPKCM's 2014 Tax Assessment is currently in litigation before the Federal Collegiate Circuit Courts (see Note 13).

5    Earnings per share

	For the three months ended March 31
(in millions, except per share data)	2025	2024
Net income attributable to controlling shareholders	$910	$775
Weighted-average basic shares outstanding	933.2	932.4
Dilutive effect of stock options	1.1	2.0
Weighted-average diluted shares outstanding	934.3	934.4
Earnings per share - basic	$0.98	$0.83
Earnings per share - diluted	$0.97	$0.83

For the three months ended March 31, 2025, there were 1.5 million stock options excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2024 - 0.3 million).

6    Changes in Accumulated other comprehensive income ("AOCI") by component

Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2025	$3,413	$10	$(738)	$(5)	$2,680
Other comprehensive loss before reclassifications	(28)	—	—	—	(28)
Amounts reclassified from AOCI	—	—	1	—	1
Net other comprehensive (loss) income	(28)	—	1	—	(27)
Balance as at March 31, 2025	$3,385	$10	$(737)	$(5)	$2,653
Opening balance, January 1, 2024	$837	$5	$(1,463)	$3	$(618)
Other comprehensive income before reclassifications	685	—	—	—	685
Amounts reclassified from AOCI	—	1	9	—	10
Net other comprehensive income	685	1	9	—	695
Balance as at March 31, 2024	$1,522	$6	$(1,454)	$3	$77

7    Accounts receivable, net

(in millions of Canadian dollars)	As at March 31, 2025	As at December 31, 2024
Total accounts receivable	$2,150	$2,066
Allowance for credit losses	(106)	(98)
Total accounts receivable, net	$2,044	$1,968

8    Debt

During the three months ended March 31, 2025, the Company repaid, at maturity, the remaining balance of U.S. $642 million ($930 million) on its 2.90% 10-year Notes.

Issuance of long-term debt

During the three months ended March 31, 2025, the Company issued U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030 for net proceeds of approximately U.S. $596 million ($857 million) and U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035 for net proceeds of approximately U.S. $593 million ($853 million). These notes pay interest semi-annually and carry a negative pledge.

Term credit facility

During the three months ended March 31, 2025, the Company entered into, and fully repaid, a U.S. $500 million unsecured non-revolving term credit facility (the "term facility"). The Company presents draws and repayments on its term facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Credit facility

The Company's revolving credit facility agreement (the "facility") consists of a five-year U.S. $1.1 billion tranche maturing June 25, 2029 and a two-year U.S. $1.1 billion tranche maturing June 25, 2026. As at December 31, 2024 the Company had U.S. $200 million drawn from the two-year U.S. $1.1 billion tranche, which was subsequently repaid in full during the first quarter of 2025. As at March 31, 2025, the facility was undrawn (December 31, 2024 - U.S. $200 million ($288 million)). The Company presents draws and repayments on the facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Commercial paper program

The Company has a commercial paper program, under which it may issue up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. This commercial paper program is backed by a U.S. $2.2 billion revolving credit facility. As at March 31, 2025, the Company had total commercial paper borrowings outstanding of U.S. $786 million ($1,129 million) included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2024 - U.S. $1,102 million ($1,586 million)). The weighted-average interest rate on these borrowings as at March 31, 2025 was 4.60% (December 31, 2024 - 4.75%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $21,523 million as at March 31, 2025 (December 31, 2024 - $20,749 million), had a fair value of $19,853 million (December 31, 2024 - $18,911 million).

B. Financial risk management

FX management

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge included in "Other comprehensive (loss) income" for the three months ended March 31, 2025 was an unrealized FX gain of $6 million (three months ended March 31, 2024 - unrealized FX loss of $103 million).

Mexican Peso- U.S. dollar FX Forward contracts
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets or liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican pesos. The Company also has monetary assets or liabilities denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other expense (income)". Until January 2024, the Company had hedged its net exposure to Ps./U.S. dollar fluctuations in earnings with foreign currency forward contracts. The foreign currency forward contracts involved the Company’s agreement to buy or sell Ps. at an agreed-upon exchange rate on a future date.

The Company measured the foreign currency derivative contracts at fair value each period and recognized any change in "Other expense (income)". The cash flows associated with these instruments were classified as "Operating activities" in the Interim Consolidated Statements of Cash Flows. The Company’s foreign currency forward contracts were executed with counterparties in the U.S. and were governed by International Swaps and Derivatives Association agreements that included standard netting arrangements.

On January 12, 2024, the Company settled all outstanding foreign currency forward contracts, resulting in a cash outflow of $65 million. During the three months ended March 31, 2025, the Company recorded $nil related to foreign exchange currency forwards (three months ended March 31, 2024 - loss of $4 million). As of March 31, 2025 the Company had no outstanding foreign currency forward contracts (December 31, 2024 - $nil).

10    Share repurchases

On February 27, 2025, the Company announced a normal course issuer bid ("NCIB"), commencing March 3, 2025, to purchase up to 37.3 million Common Shares in the open market for cancellation on or before March 2, 2026. All purchases were made in accordance with the respective NCIB at prevailing market prices plus brokerage fees, with consideration allocated to "Share capital" up to the average carrying amount of the shares and any excess allocated to "Retained earnings".

In accordance with Canadian federal income tax legislation, the Company has accrued for a two percent tax on the fair market value of shares repurchased (net of qualifying issuances of equity) as a direct cost of common share repurchases recorded in Shareholders’ equity. The Company has accrued a liability of $7 million for the tax due on the net share repurchases made in the first three months of 2025, payable within the first quarter of the following year.

The following table provides activities under the share repurchase program:

For the three months ended March 31 2025
Number of Common Shares repurchased(1)	3,480,658
Weighted-average price per share(2)	$107.68
Amount of repurchase (in millions of Canadian dollars)(2)	$375
(1) Includes shares repurchased but not yet cancelled at end of period.
(2) Includes brokerage fees and applicable tax on share repurchases.

11    Pension and other benefits

During the three months ended March 31, 2025, the Company made contributions to its defined benefit pension plans of $4 million (three months ended March 31, 2024 - $3 million).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended March 31
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Current service cost	$21	$21	$3	$3	$24	$24
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	117	117	5	6	122	123
Expected return on plan assets	(232)	(223)	—	—	(232)	(223)
Recognized net actuarial loss	2	10	—	—	2	10
Amortization of prior service costs	1	2	—	—	1	2
Total other components of net periodic benefit (recovery) cost	(112)	(94)	5	6	(107)	(88)
Net periodic benefit (recovery) cost	$(91)	$(73)	$8	$9	$(83)	$(64)

12    Stock-based compensation

As at March 31, 2025, the Company had several stock-based compensation plans including a stock options plan, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2025 of $34 million (three months ended March 31, 2024 - expense of $59 million).

Stock options plan

In the three months ended March 31, 2025, under the Company’s stock options plan, the Company issued 967,335 options at the weighted-average price of $110.48 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire seven years from the grant date.

Under the fair value method, the fair value of the stock options at the grant date was approximately $28 million.

Performance share unit plans

During the three months ended March 31, 2025, the Company issued 594,802 Performance Share Units ("PSUs") with a grant date fair value of $66 million and 24,149 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into DSUs pursuant to the DSU plan, are eligible for a 25% Company match if the employee has not exceeded their Common Share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for all PSUs and all PDSUs granted in the three months ended March 31, 2025 is January 1, 2025 to December 31, 2027 and the performance factors are Free Cash Flow ("FCF") and Total Shareholder Return ("TSR"), compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways.

The performance period for all of the 415,660 PSUs and 13,506 PDSUs granted in 2022 was January 1, 2022 to December 31, 2024, and the performance factors were FCF, Adjusted net debt to Adjusted EBITDA Modifier, TSR compared to the S&P/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index. The resulting payout was 120% of the outstanding units multiplied by the Company's average common share price calculated based on the last 30 trading days preceding December 31, 2024. In the first quarter of 2025, payouts were $48 million on 381,759 PSUs, including dividends reinvested. The 9,774 PDSUs that vested on December 31, 2024, with a fair value of $2 million, including dividends reinvested and matching units, will be paid out in future reporting periods pursuant to the DSU plan (as described above).

13    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at March 31, 2025 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021 with oral arguments ending on June 15, 2022. The Québec Superior Court issued a decision on December 14, 2022 dismissing all claims against the Company, finding that the Company’s actions were not the direct and immediate cause of the accident and the damages suffered by the plaintiffs. All three plaintiffs filed a declaration of appeal on January 13, 2023. The appeal was heard October 7 to 10, 2024 by the Québec Court of Appeal. On February 26, 2025, the Québec Court of Appeal issued its unanimous decision upholding the trial decision and dismissing the appeals in their entirety. On April 28, 2025, all three plaintiffs filed applications for leave to appeal to the Supreme Court of Canada. The Company has 30 days from the date that the Supreme Court of Canada Registry opens a file to provide its response. A damages trial will follow after the disposition of all appeals, if necessary.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to an expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. Summary judgement motion was argued and taken under advisement on June 9, 2022. On May 23, 2023, the case management judge stayed the proceedings pending the outcome of the appeal in the Canadian consolidated claims. On April 18, 2025, the Court lifted the stay and ordered briefing concerning the Company’s request for summary judgement based on the preclusive effect of matters decided in other Lac-Mégantic cases. The Court will address that basis for summary judgement first, then will address other arguments for summary judgement, if necessary, afterwards.

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

$3.9 million plus pre-judgement interest, but declined to determine whether judgement reduction provisions were applicable, referring the parties to a court in Maine on that issue. On January 18, 2024, the Company filed a motion for reconsideration for the Court to apply the judgement reduction provisions. On January 19, 2024, the trustee for the wrongful death trust filed a Notice of Appeal for the January 5, 2024 decision, as well as prior decisions. On February 23, 2024, the Court denied the Company’s motion for reconsideration, again referring the parties to a court in Maine to apply the judgement reduction provision. On March 6, 2024, the Company filed its notice of appeal of this latest ruling, as well as prior decisions. The appeal was heard on March 18, 2025 and the Court reserved its decision.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, the Company denies liability and is vigorously defending these proceedings.

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court has not provided any indication of how the damages, which are currently estimated to total approximately $230 million, should be apportioned between the Company and Alberta. On November 17, 2022, the Company filed an appeal of the Court’s decision. On April 11, 2024, the Court of Appeal of Alberta stayed the judgement pending the outcome of the appeal. On September 10, 2024, the Court of Appeal of Alberta heard the Company's appeal and reserved its decision. At this time, the Company cannot reasonably estimate the amount of damages for which it is liable under the ruling of the Court.

2014 tax assessment

On April 13, 2022, the SAT delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at March 31, 2025, the 2014 Assessment was Ps.6,372 million ($451 million), which included inflation, interest, and penalties. On July 7, 2022, CPKCM filed an administrative appeal (the “Administrative Appeal”) before the SAT, seeking to revoke the 2014 Assessment and claiming that the notification of the 2014 Assessment was not legal for being made through the tax mailbox in violation of a tax mailbox injunction previously granted on March 19, 2015, to CPKCM. On September 26, 2022, the SAT issued a resolution dismissing the Administrative Appeal filed by CPKCM arguing that it was not submitted timely (the “Administrative Appeal Resolution”). On October 10, 2022, CPKCM submitted a petition of annulment lawsuit before the Federal Administrative Court, challenging the 2014 Assessment, its notification, and the dismissal of the Administrative Appeal Resolution.

On January 5, 2023, the Federal Administrative Court granted a definitive injunction against the enforcement and collection of the 2014 Assessment. On April 24, 2024, the Federal Administrative Court resolved the annulment lawsuit confirming the Administrative Appeal Resolution and the 2014 Assessment (the "Administrative Court Resolution"). On June 21, 2024, CPKCM challenged the Administrative Court Resolution by submitting an Amparo petition (Demanda de Amparo) before the Collegiate Circuit Court (Tribunal Colegiado de Circuito). CPKCM expects to prevail based on the technical merits of its case. On August 15, 2024, the Federal Administrative Court informed CPKCM that the SAT submitted two motions (recurso de reclamación and recurso de queja) claiming that the Federal Administrative Court did not cite the applicable legal provisions when granting the definitive injunction against the enforcement and collection of the 2014 Assessment. On November 8, 2024, CPKCM was notified that the Federal Administrative Court issued a resolution on October 9, 2024 dismissing one of the motions (recurso de reclamación). On February 12, 2025, the other motion (recurso de queja) was resolved. The Collegiate Circuit Court ordered the Federal Administrative Court to issue a new resolution on the injunction. On February 19, 2025, the Federal Administrative Court issued the new resolution granting the injunction as long as the 2014 Assessment is duly guaranteed. Given that all applicable requirements to grant the injunction were satisfied by CPKCM and the surety bond was approved and accepted by the SAT, this resolution is not expected to result in any change to CPKCM’s status regarding the enforcement and collection of the 2014 Assessment, which shall remain the same until the Amparo petition is resolved by the Collegiate Circuit Court.

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

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three months ended March 31, 2025 was $2 million (three months ended March 31, 2024 - $2 million). Provisions for environmental remediation costs are recorded in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recorded in “Accounts payable and accrued liabilities”. The total amount provided as at March 31, 2025 was $258 million (December 31, 2024 - $257 million). Payments are expected to be made over 10 years through 2034.

14    Subsequent events

On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company to APM Terminals Panama Rail LP (“APM Terminals”), a subsidiary of A.P. Moller-Maersk A/S, for gross proceeds of U.S. $350 million before purchase price adjustments for cash acquired and debt and net working capital assumed by APM Terminals, and transaction costs. CPKC anticipates a pre-tax gain of approximately U.S. $230 million in the second quarter of 2025, subject to finalization of the purchase price adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes as at and for the three months ended March 31, 2025 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2024 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "CPKC", "the Company", "our", or "us" are to Canadian Pacific Kansas City Limited ("CPKC") and its subsidiaries, which includes Kansas City Southern ("KCS") as a consolidated subsidiary.

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

Executive Summary

First Quarter of 2025 Results

•Total revenues were $3,795 million, an increase of 8% compared to $3,520 million in 2024. The increase was primarily due to higher freight revenue per revenue ton-mile ("RTM") and higher volumes as measured by RTMs.
•Diluted earnings per share ("EPS") was $0.97, an increase of 17% compared $0.83 in 2024.
•Core adjusted diluted EPS was $1.06, an increase of 14% compared to $0.93 in 2024.
•Operating ratio was 65.3%, a 210 basis point improvement from 67.4% in 2024.
•Core adjusted operating ratio was 62.5%, a 150 basis point improvement from 64.0% in 2024.

Core adjusted diluted EPS and Core adjusted operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•On April 29, 2025, the Company declared a quarterly dividend of $0.228 per share on the outstanding Common Shares, an increase of 20% from $0.190 per share from the prior quarter. The dividend is payable on July 28, 2025 to holders of record at the close of business on June 27, 2025.

•On April 2, 2025, the Company announced that CPKC and the Lanco Group/Mi-Jack sold the Panama Canal Railway Company to APM Terminals Panama Rail LP, a subsidiary of A.P. Moller - Maersk A/S. The sale closed on April 1, 2025. See Item 1. Financial Statements, Note 14. Subsequent events for further details.

•On February 27, 2025, the Company announced a normal course issuer bid, commencing March 3, 2025, to purchase up to 37.3 million Common Shares in the open market for cancellation before March 2, 2026. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for further details of share repurchases.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended March 31
	2025	2024	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	98,412	95,809	3
Train miles (thousands)	11,804	11,995	(2)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.064	1.065	—
Total employees (average)	19,749	19,997	(1)

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the first quarter of 2025 was primarily due to higher volumes of Coal, Grain, Intermodal, Potash and Automotive.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The decrease in train miles in the first quarter of 2025 reflects the impact of a 5% increase in average train weights primarily due to improvement in operating plan efficiency and moving longer and heavier Grain trains, partially offset by a 3% increase in workload (GTMs).

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. Fuel efficiency in the first quarter of 2025 remained flat compared to the first quarter of 2024.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver of total compensation and benefits costs. The decrease of 1% in the average number of total employees in the first quarter of 2025 was due to efficient resource planning.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results for the three months ended March 31, 2025 and the comparative period in 2024.

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2025	2024
Financial Performance
Total revenues	$3,795	$3,520
Operating income	1,317	1,149
Net income attributable to controlling shareholders	910	775
Basic EPS	0.98	0.83
Diluted EPS	0.97	0.83
Core adjusted diluted EPS(1)	1.06	0.93
Dividends declared per share	0.19	0.19
Financial Ratios
Operating ratio(2)	65.3%	67.4%
Core adjusted operating ratio(1)	62.5%	64.0%
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

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$3,727	$3,427	$300	9
Non-freight revenues (in millions)	68	93	(25)	(27)
Total revenues (in millions)	$3,795	$3,520	$275	8
Carloads (in thousands)	1,104.6	1,072.6	32.0	3
Revenue ton-miles (in millions)	53,724	51,838	1,886	4
Freight revenue per carload (in dollars)	$3,374	$3,195	$179	6
Freight revenue per revenue ton-mile (in cents)	6.94	6.61	0.33	5

Total Revenues
The increase in Freight revenues in the first quarter of 2025 was primarily due to higher freight revenue per RTM and higher volumes as measured by RTMs. The decrease in Non-freight revenues was primarily due to lower revenue related to a subsurface fibre optic agreement.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the first quarter of 2025 was primarily due to higher volumes of Coal, Grain, Intermodal, Potash, and Automotive.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM in the first quarter of 2025 was primarily due to the favourable impact of the change in foreign exchange ("FX") of $114 million and higher freight rates, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue of $33 million.

Fuel Cost Adjustment Program
Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and help reduce exposure to changing fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $402 million in the first quarter of 2025, a decrease of $10 million, or 2%, from $412 million in the same period of 2024. This decrease was primarily due to lower fuel prices, partially offset by increased carbon levy surcharge revenue, higher volumes, and the favourable impact of the change in FX.

Lines of Business

Grain

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$788	$730	$58	8
Carloads (in thousands)	133.7	132.3	1.4	1
Revenue ton-miles (in millions)	14,942	14,570	372	3
Freight revenue per carload (in dollars)	$5,894	$5,518	$376	7
Freight revenue per revenue ton-mile (in cents)	5.27	5.01	0.26	5

The increase in Grain revenue in the first quarter of 2025 was primarily due to higher volumes of Canadian grain to Vancouver, British Columbia ("B.C.") and Mexico due to a larger crop size for the 2024-2025 crop year, higher volumes of U.S. corn to the U.S. Pacific Northwest and U.S. soybean meal products to Mexico, and an increase in freight revenue per RTM. This increase was partially offset by lower volumes of U.S. corn to Mexico and Alberta, U.S. soybeans to the U.S. Pacific Northwest, and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

Coal

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$257	$209	$48	23
Carloads (in thousands)	118.4	108.2	10.2	9
Revenue ton-miles (in millions)	5,783	5,252	531	10
Freight revenue per carload (in dollars)	$2,171	$1,932	$239	12
Freight revenue per revenue ton-mile (in cents)	4.44	3.98	0.46	12

The increase in Coal revenue in the first quarter of 2025 was primarily due to an increase in freight revenue per RTM, higher volumes of Canadian coal to Kamloops, B.C., Vancouver, and Thunder Bay, Ontario and higher volumes of U.S. coal. This increase was partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Potash

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$156	$137	$19	14
Carloads (in thousands)	39.8	37.0	2.8	8
Revenue ton-miles (in millions)	4,419	4,110	309	8
Freight revenue per carload (in dollars)	$3,920	$3,703	$217	6
Freight revenue per revenue ton-mile (in cents)	3.53	3.33	0.20	6

The increase in Potash revenue in the first quarter of 2025 was primarily due to higher volumes of export potash to Vancouver and the U.S. Pacific Northwest and an increase in freight revenue per RTM. This increase was partially offset by lower volumes of export potash to Texas and Kamloops and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Fertilizers and Sulphur

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$114	$104	$10	10
Carloads (in thousands)	17.8	17.2	0.6	3
Revenue ton-miles (in millions)	1,427	1,366	61	4
Freight revenue per carload (in dollars)	$6,404	$6,047	$357	6
Freight revenue per revenue ton-mile (in cents)	7.99	7.61	0.38	5

The increase in Fertilizers and sulphur revenue in the first quarter of 2025 was primarily due to an increase in freight revenue per RTM and higher volumes of sulphur and wet fertilizers, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

Forest Products

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$217	$202	$15	7
Carloads (in thousands)	34.8	35.9	(1.1)	(3)
Revenue ton-miles (in millions)	2,343	2,244	99	4
Freight revenue per carload (in dollars)	$6,236	$5,627	$609	11
Freight revenue per revenue ton-mile (in cents)	9.26	9.00	0.26	3

The increase in Forest products revenue in the first quarter of 2025 was primarily due to higher volumes of wood pulp and paperboard and an increase in freight revenue per RTM, partially offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue and lower volumes of newsprint. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates. RTMs increased while carloads decreased due to extending the length of haul of wood pulp from B.C. to Texas, Ontario, and New York and moving lower volumes of wood pulp within B.C., which has a shorter length of haul.

Energy, Chemicals and Plastics

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$758	$702	$56	8
Carloads (in thousands)	142.5	144.5	(2.0)	(1)
Revenue ton-miles (in millions)	9,701	9,719	(18)	—
Freight revenue per carload (in dollars)	$5,319	$4,858	$461	9
Freight revenue per revenue ton-mile (in cents)	7.81	7.22	0.59	8

The increase in Energy, chemicals and plastics revenue in the first quarter of 2025 was primarily due to higher volumes of liquefied petroleum gas, styrene, gasoline, and ethylene glycol and an increase in freight revenue per RTM. This increase was partially offset by lower volumes of crude and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

Metals, Minerals and Consumer Products

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$448	$440	$8	2
Carloads (in thousands)	124.4	129.7	(5.3)	(4)
Revenue ton-miles (in millions)	4,681	4,701	(20)	—
Freight revenue per carload (in dollars)	$3,601	$3,392	$209	6
Freight revenue per revenue ton-mile (in cents)	9.57	9.36	0.21	2

The increase in Metals, minerals and consumer products revenue in the first quarter of 2025 was primarily due to an increase in freight revenue per RTM and higher volumes of frac sand and cement, partially offset by lower volumes of steel and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. Carloads decreased while RTMs remained flat due to moving lower volumes of steel within Mexico, which has a shorter length of haul.

Automotive

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$315	$265	$50	19
Carloads (in thousands)	57.8	55.7	2.1	4
Revenue ton-miles (in millions)	1,233	997	236	24
Freight revenue per carload (in dollars)	$5,450	$4,758	$692	15
Freight revenue per revenue ton-mile (in cents)	25.55	26.58	(1.03)	(4)

The increase in Automotive revenue in the first quarter of 2025 was primarily due to higher volumes from Mexico to the U.S. Midwest and Texas, from Chicago, Illinois and Kansas City, Missouri to Canada, and from Vancouver to eastern Canada, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by a decrease in freight revenue per RTM due to the unfavourable impact of lower fuel prices on fuel surcharge revenue. RTMs increased more than carloads due to extending the length of haul from Mexico to the U.S. Midwest and moving higher volumes from Vancouver to eastern Canada, which has a longer length of haul.

Intermodal

For the three months ended March 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$674	$638	$36	6
Carloads (in thousands)	435.4	412.1	23.3	6
Revenue ton-miles (in millions)	9,195	8,879	316	4
Freight revenue per carload (in dollars)	$1,548	$1,548	$—	—
Freight revenue per revenue ton-mile (in cents)	7.33	7.19	0.14	2

The increase in Intermodal revenue in the first quarter of 2025 was primarily due to higher domestic intermodal wholesale and retail volumes, higher international intermodal volumes to and from the Port of Saint John and the Port of Lazaro, and an increase in freight revenue per RTM. This increase was partially offset by lower international intermodal volumes to and from the Port of Vancouver and the Port of Montréal and the unfavourable impact of lower fuel prices on fuel surcharge revenue. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

Operating Expenses

For the three months ended March 31 (in millions of Canadian dollars)	2025	2024	Total Change	% Change
Compensation and benefits	$682	$690	$(8)	(1)
Fuel	481	458	23	5
Materials	124	94	30	32
Equipment rents	99	82	17	21
Depreciation and amortization	504	467	37	8
Purchased services and other	588	580	8	1
Total operating expenses	$2,478	$2,371	$107	5

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The decrease in Compensation and benefits expense in the first quarter of 2025 was primarily due to a decrease in stock-based compensation of $26 million primarily driven by the change in share price, and adjustments to provisions for Mexican taxes of $10 million recognized in 2024. The decrease was partially offset by the impact of wage and benefit inflation.

Fuel

Fuel expense consists mainly of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense in the first quarter of 2025 was primarily due to an increase in workload, as measured by GTMs and the unfavourable impact of change in FX of $11 million. The increase was partially offset by the impact of lower fuel prices of $11 million.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense in the first quarter of 2025 was primarily due to higher locomotive materials costs due to a new parts agreement insourcing a subset of maintenance work with a favourable offset in "Purchased services and other" effective in the fourth quarter of 2024, and increased track maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense was primarily due to:
•greater usage of pooled freight cars by the Company;
•slower cycle times; and
•the unfavourable impact of change in FX of $5 million.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to a concession granted by the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the first quarter of 2025 was primarily due to a higher depreciable asset base increasing depreciation by $16 million and the unfavourable impact of the change in FX of $19 million.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, provisions for environmental remediation, property taxes, contractor and consulting fees, and insurance premiums. The increase in Purchased services and other expense in the first quarter of 2025 was primarily due to:
•a one-time fee of $34 million (U.S. $25 million) received in 2024 in connection with the Company's agreement to waive a departing executive's non-competition agreement with respect to their employment with Norfolk Southern Corporation;
•the unfavorable impact of the change in FX of $14 million; and
•the impact of cost inflation.

The increase was partially offset by:
•lower third-party locomotive costs due to insourcing and a new parts agreement embedded in "Materials" effective in the fourth quarter of 2024;
•lower casualty incident costs; and
•lower terminal service costs.

Other Income Statement Items

Other expense (income)

Other expense (income) consists of gains and losses from the change in FX on cash and working capital, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other expense was $7 million in the first quarter of 2025, a change of $9 million, or 450%, compared to income of $2 million in the same period of 2024. This change was primarily due to the unfavourable impact of net FX losses on U.S. denominated cash and working capital compared to net FX gains in the same period of 2024.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery are related to the Company's pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery was $107 million in the first quarter of 2025, an increase of $19 million, or 22%, compared to the same period of 2024. The increase was primarily due to an increase in expected return on plan assets of $9 million and a decrease in recognized net actuarial loss of $8 million.

Net Interest Expense

Net interest expense includes interest on long-term debt, short-term debt, and finance leases. Net interest expense was $216 million in the first quarter of 2025, an increase of $10 million, or 5%, from $206 million in the same period of 2024. The increase was primarily due to interest of $16 million incurred on short-term borrowings and the issuance of long-term notes, along with the unfavourable impact of the change in FX of $12 million. The increase was partially offset by lower interest costs of $14 million following the repayment of maturing long-term debt.

Income Tax Expense

Income tax expense was $292 million in the first quarter of 2025, an increase of $33 million, or 13%, from $259 million in the same period of 2024. The increase was primarily due to higher taxable earnings.

The effective income tax rate in the first quarter of 2025 was 24.32% compared to 25.09% in the same period of 2024. The Core adjusted effective tax rate in the first quarter of 2025 was 24.50%, compared to 25.00% in the same period of 2024. The Company's 2025 Core adjusted effective tax rate is expected to be approximately 24.50%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future or past financial trends either by nature or amount. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes KCS purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The outlook for the Company’s 2025 Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2024 Annual Report on Form 10-K. Refer also to "Forward-Looking Statements" below for further details.

Impact of Foreign Exchange on Earnings and Foreign Exchange Risk

Although the Company is headquartered in Canada and reports in Canadian dollars, a significant portion of its revenues, expenses, assets and liabilities, including debt, are denominated in U.S. dollars and Mexican pesos ("Ps."). The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, commodity prices, and Canadian, U.S., and international monetary policies. Fluctuations in FX affect the Company’s financial results because revenues and expenses denominated in U.S. dollars and Mexican pesos are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. Mexican peso-denominated revenues and expenses increase (decrease) when the U.S. dollar weakens (strengthens) in relation to the Mexican peso.

In the first quarter of 2025, the U.S. dollar strengthened to an average rate of $1.44 Canadian/U.S. dollar and the Mexican Peso weakened to an average rate of Ps. 14.23 Mexican Peso/Canadian dollar, compared to $1.35 Canadian/U.S. dollar and Ps. 12.61 Mexican Peso/Canadian dollar in the first quarter of 2024, resulting in an increase in Total revenues of $115 million, an increase in Total operating expenses of $55 million, and an increase in "Net interest expense" of $12 million.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $76 million (December 31, 2024 – approximately $76 million), negatively (or positively) impacts Operating expenses by approximately $43 million (December 31, 2024 – approximately $43 million), and negatively (or positively) impacts "Net interest expense" by approximately $6 million (December 31, 2024 – approximately $6 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $6 million (December 31, 2024 – approximately $6 million) and negatively (or positively) impacts Operating expenses by approximately $7 million (December 31, 2024 – approximately $6 million).

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

In the first quarter of 2025, the unfavourable impact of fuel prices on Operating income was $22 million. Lower fuel prices, partially offset by increased carbon levy surcharge revenues, resulted in a decrease in Total revenues of $33 million from the same period of 2024. Lower fuel prices resulted in a decrease in Total operating expenses of $11 million from the same period of 2024.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's Operating expenses because stock-based compensation liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In the first quarter of 2025, the change in the Company's Common Share price resulted in a stock-based compensation recovery of $9 million, a change of $30 million, from $21 million expense in the same period of 2024.

Based on information available at March 31, 2025 and expectations for 2025 share-based grants, for every $1.00 change in the Company's Common Share price, stock-based compensation expense has a corresponding change of approximately $2.1 million to $2.7 million (December 31, 2024 - approximately $1.9 million to $2.7 million). This excludes the impact of changes in Common Share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation expense may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 12 Stock-based compensation.

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

As at March 31, 2025, the Company had $695 million of Cash and cash equivalents compared to $739 million at December 31, 2024.

During the first quarter of 2025, the Company repaid, at maturity, the remaining balance of U.S. $642 million ($930 million) on its 2.90% 10-year Notes.

During the first quarter of 2025, the Company issued U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030 for net proceeds of approximately U.S. $596 million ($857 million) and U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035 for net proceeds of approximately U.S. $593 million ($853 million). The Company also entered into, and fully repaid, a U.S. $500 million unsecured non-revolving term credit facility.

The Company's revolving credit facility agreement (the "facility") consists of a five-year U.S. $1.1 billion tranche maturing June 25, 2029 and a two-year U.S. $1.1 billion tranche maturing June 25, 2026. As at December 31, 2024 the Company had U.S. $200 million drawn from the two-year U.S. $1.1 billion tranche, which was subsequently repaid in full during the first quarter of 2025. As at March 31, 2025, the facility was undrawn (December 31, 2024 - U.S. $200 million ($288 million)).

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. The Company's existing commercial paper program is backed by a U.S. $2.2 billion revolving credit facility. As at March 31, 2025, the Company had total commercial paper borrowings outstanding of U.S. $786 million ($1,129 million) (December 31, 2024 - U.S. $1,102 million ($1,586 million)).

The Company has bilateral letter of credit facilities with six financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Interim Consolidated Balance Sheets. As at March 31, 2025, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2024 - $nil) and had letters of credit drawn of $89 million (December 31, 2024 - $95 million) from a total available amount of $300 million.

Contractual Commitments
The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, capital commitments, supplier purchases, leases, and other long-term liabilities.

As at March 31, 2025, other than changes to long-term debt, there have been no material changes in our contractual commitments from the year ended December 31, 2024, a description of which can be found in Contractual Commitments of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K. For further information concerning long-term debt, refer to Item 1. Financial Statements, Note 8 Debt.

Concession Duty

The Company's subsidiary, Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") has a fifty-year concession (the "Concession"), which will expire in 2047 but is renewable under certain conditions, for additional periods, each up to 50 years. Under the Concession, CPKCM pays annual concession duties equal to 1.25% of its gross revenues.

Guarantees

The Company accrues for all guarantees that it expects to pay. As at March 31, 2025, these accruals amounted to $11 million (December 31, 2024 - $8 million).

Operating Activities

Net cash provided by operating activities increased $141 million in the first quarter of 2025, compared to the same period in 2024. The increase was primarily due to higher cash generating income.

Investing Activities

Net cash used in investing activities increased $173 million in the first quarter of 2025, compared to the same period in 2024. The increase was primarily due to higher capital additions during the first quarter of 2025.

Financing Activities

Net cash used in financing activities increased $53 million in the first quarter of 2025, compared to the same period in 2024. The increase was primarily due to:
•higher principal repayments on long-term debt of $864 million driven by repayment of the 2.90% 10-year Notes at maturity;
•higher repayments of short-term borrowings and net repayments of commercial paper of $533 million; and

•the impact of share repurchases of $347 million.

This increase was partially offset by net proceeds from debt issuances of $1,710 million resulting from the U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030 and U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035.

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

As at March 31, 2025, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2024. During the first quarter of 2025, Moody's Investor Service ("Moody's") upgraded the Company's Long-term debt rating to Baa1. The following table shows the ratings issued for the Company by the rating agencies noted as at March 31, 2025 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at March 31, 2025(1)

Long-term debt	Outlook
Standard & Poor's	BBB+	stable
Moody's	Baa1	stable

Commercial paper program
Standard & Poor's	A-2	N/A
Moody's	P-2	N/A
(1)Credit ratings are not recommendations to purchase, hold, or sell securities and do not address the market price or suitability of a specific security for a particular investor. Credit ratings are based on the rating agencies' methodologies and may be subject to revision or withdrawal at any time by the rating agencies.

Supplemental Guarantor Financial Information

CPRC, a 100%-owned subsidiary of CPKC, is the issuer of certain securities which are fully and unconditionally guaranteed by CPKC on an unsecured basis. The other subsidiaries of CPRC do not guarantee the securities and are referred to below as the “Non-Guarantor Subsidiaries”.

As of the date of filing this Form 10-Q, CPRC had U.S. $13,666 million principal amount of SEC-registered debt securities outstanding due through 2115 issued in the U.S. pursuant to a trust indenture, and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $2,300 million principal amount of debt securities outstanding due through 2050 issued in Canada under our Canadian base shelf prospectus for which CPKC is the guarantor and not subject to the Exchange Act.

CPKC fully and unconditionally guarantees the payment of the principal (and premium, if any) and interest on the debt securities and consolidated debenture stock issued by CPRC, any sinking fund or analogous payments payable with respect to such securities, and any additional amounts payable when they become due, whether at maturity or otherwise. The guarantees are CPKC’s unsubordinated and unsecured obligations and rank equally with all of CPKC’s other unsecured, unsubordinated obligations. CPKC will be released and relieved of its obligations under the guarantees after obligations to the holders are satisfied in accordance with the terms of the respective instruments. More information on the securities under this guarantee structure can be found in Exhibit 22.1 List of Issuers and Guarantor Subsidiaries of this quarterly report.

Pursuant to Rules 3-01 and 13-01 of the SEC's Regulation S-X, the Company provides summarized financial and non-financial information of CPRC in lieu of providing separate financial statements of CPRC.

Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor) on a combined basis after elimination of (i) intercompany transactions and balances among CPRC and CPKC; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income.

Statement of Income Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2025	For the year ended December 31, 2024
Total revenues	$1,774	$6,877
Total operating expenses	1,153	4,300
Operating income(1)	621	2,577
Less: Other(2)	88	516
Income before income tax expense	533	2,061
Net income	$397	$1,496
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the three months ended March 31, 2025 and for the year ended December 31, 2024 of $115 million and $462 million, respectively.
(2)Includes "Other expense (income)", "Other components of net periodic benefit recovery", and "Net interest expense".

Balance Sheet Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2025	As at December 31, 2024
Assets
Current assets	$1,281	$1,237
Properties	13,165	12,904
Other non-current assets	5,003	4,901

Liabilities
Current liabilities	$2,859	$4,128
Long-term debt	20,956	19,618
Other non-current liabilities	3,894	3,832

Excluded from the Income Statement and Balance Sheet information above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2025	For the year ended December 31, 2024
Dividend income from Non-guarantor subsidiaries	$137	$622
Return of capital from Non-Guarantor Subsidiaries	—	422

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2025	As at December 31, 2024
Assets
Accounts receivable, intercompany	$291	$263
Short-term advances to affiliates	171	197
Long-term advances to affiliates	11,081	11,351

Liabilities
Accounts payable, intercompany	$219	$230
Short-term advances from affiliates	140	130
Long-term advances from affiliates	3,968	3,968

Share Capital

As of April 29, 2025, the latest practicable date, there were 930,456,061 Common Shares issued and outstanding, which consisted of 13,504 holders of record of the Common Shares, and no preferred shares issued and outstanding. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of Common Shares subject to the options. As of April 29, 2025, 6,539,911 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 20,088,456 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

Non-GAAP Measures

Beginning in the first quarter of 2025, Core adjusted diluted EPS and Core adjusted operating ratio have been used in continuity of Non-GAAP measures previously known as Core adjusted combined diluted EPS and Core adjusted combined operating ratio. No adjustments are required to Core adjusted combined diluted EPS and Core adjusted combined operating ratio as reported in 2024 to present them on a comparative basis as Core adjusted diluted EPS and Core adjusted operating ratio, as KCS was consolidated within the Company's results throughout the whole year and therefore, no combination adjustments exist.

The Company presents Non-GAAP measures, namely Core adjusted operating ratio and Core adjusted diluted EPS, to provide a basis for evaluating underlying earnings trends in the Company's current period's financial results that can be compared with the results of operations in prior periods. Management believes these Non-GAAP measures facilitate a multi-period assessment of long-term profitability.

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

Non-GAAP Performance Measures

Management believes these Non-GAAP measures provide meaningful supplemental information about our operating results and improved comparability to past performance because they exclude certain significant items that are not considered indicative of future or past financial trends either by nature or amount. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, adjustments to provisions and settlements of Mexican taxes, discrete tax items, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, debt exchange transaction costs, community investments, fair value gain or loss on FX forward contracts and interest rate hedges, restructuring, employee retention and synergy incentive costs, and transaction and integration costs incurred by KCS. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company continues to expect to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of the Company's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of the Company's financial information.

In addition, Core adjusted operating ratio and Core adjusted diluted EPS exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, amortization of the change in fair value of debt of KCS assumed on April 14, 2023 (the "Control Date"), and depreciation and amortization of fair value adjustments that are attributable to the non-controlling interest, as recognized within "Depreciation and amortization", "Other expense (income)", "Net interest expense", and "Net loss attributable to non-controlling interest", respectively, in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

Significant items that impact Net income attributable to controlling shareholders as reported on a GAAP basis for the first three months of 2025 and 2024 include:

2025:
•Acquisition-related costs of $20 million in connection with the KCS acquisition ($15 million after current income tax recovery of $5 million) including costs of $5 million recognized in "Compensation and benefits" primarily related to restructuring costs, retention and synergy related incentive compensation costs; $1 million recognized in "Materials"; and $14 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 2 cents.

2024:
•Adjustments to provisions and settlements of Mexican taxes of $10 million expense ($10 million after deferred income tax recovery) recognized in "Compensation and benefits", that unfavourably impacted Diluted EPS by 1 cent; and
•Acquisition-related costs of $26 million in connection with the KCS acquisition ($20 million after current income tax recovery of $6 million) including an expense of $4 million recognized in "Compensation and benefits" primarily related to retention and synergy related incentive compensation costs; $2 million recognized in "Materials"; and $20 million recognized in "Purchased services and other" primarily related to software costs, relocation costs, and other third party purchased services, that unfavourably impacted Diluted EPS by 2 cents.

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis for the first three months of 2025 and 2024 was as follows:

2025:
•KCS purchase accounting of $92 million ($67 million after deferred income tax recovery of $25 million), including costs of $87 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", $1 million recognized in "Other expense (income)", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

2024:
•KCS purchase accounting of $84 million ($61 million after deferred income tax recovery of $23 million), including costs of $79 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", $1 million recognized in "Other expense (income)", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Diluted Earnings per Share

Core adjusted diluted EPS is calculated using Diluted EPS reported on a GAAP basis adjusted for significant items less KCS purchase accounting.

	For the three months ended March 31
	2025	2024
Diluted earnings per share as reported	$0.97	$0.83
Less:
Significant items (pre-tax):
Adjustments to provisions and settlements of Mexican taxes	—	(0.01)
Acquisition-related costs	(0.02)	(0.03)
KCS purchase accounting	(0.10)	(0.09)
Add:
Tax effect of adjustments(1)	(0.03)	(0.03)
Core adjusted diluted earnings per share	$1.06	$0.93
(1) The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 26.76% for the three months ended March 31, 2025 and 24.61% for the three months ended March 31, 2024. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

Core Adjusted Operating Ratio

Core adjusted operating ratio is calculated from reported GAAP revenue and operating expenses adjusted for, where applicable, (1) significant items (acquisition-related costs and adjustments to provisions and settlement of Mexican taxes) that are reported within Operating income, and (2) KCS purchase accounting recognized in "Depreciation and amortization" and "Purchased services and other".

	For the three months ended March 31
	2025	2024
Operating ratio as reported	65.3%	67.4%
Less:
Adjustments to provisions and settlements of Mexican taxes	—%	0.3%
Acquisition-related costs	0.5%	0.8%
KCS purchase accounting in Operating expenses	2.3%	2.3%
Core adjusted operating ratio	62.5%	64.0%

Critical Accounting Estimates

To prepare Consolidated Financial Statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to goodwill and intangible assets, pensions and other benefits, properties, contingent liabilities, and deferred income taxes. Additional information concerning critical accounting estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2024 Annual Report on Form 10-K.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements relating, but not limited to statements concerning integration of KCS, forecasted performance factors, the Company's intention to indefinitely reinvest in its foreign investments, the Company’s expected impacts resulting from changes in the U.S. dollar and Mexican peso exchange rates relative to the Canadian dollar, and the effective tax rate, as well as statements concerning the Company’s operations, anticipated financial performance, business prospects and strategies, including statements concerning the anticipation that cash flow from operations and various sources of financing will be sufficient to meet debt repayments and obligations in the foreseeable future and concerning anticipated capital programs, and statements regarding future payments including income taxes.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and include, but are not limited to, expectations, estimates, projections and assumptions relating to: change in business strategies; North American and global economic growth; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, taxes, wages, labour and immigration; the availability and cost of labour, services and infrastructure; labour disruptions; and the satisfaction by third parties of their obligations to the Company. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies and strategic opportunities; general North American and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures; industry capacity; shifts in market demand; changes in commodity prices and commodity demand; uncertainty surrounding timing and volumes of commodities being shipped via the Company; inflation; geopolitical instability; changes in laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, wages, labour and immigration; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption of fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; sufficiency of budgeted capital expenditures in carrying out business plans; services and infrastructure; the satisfaction by third parties of their obligations; currency and interest rate fluctuations; exchange rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions, including the imposition of any tariffs, or other changes to international trade arrangements; the effects of current and future multinational trade agreements on or other developments affecting the level of trade among Canada, the U.S. and Mexico; climate change and the market and regulatory responses to climate change; anticipated in-service dates; success of hedging activities; operational performance and reliability; customer, regulatory and other stakeholder approvals and support; regulatory and legislative decisions and actions; the adverse impact of any termination or revocation by the Mexican government of the Concession; public opinion; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches, volcanism and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions; the outbreak of a pandemic or contagious disease and the resulting effects on economic conditions, the demand environment for logistics requirements and energy prices; restrictions imposed by public health authorities or governments; fiscal and monetary policy responses by governments and financial institutions; disruptions to global supply chains; the realization of anticipated benefits and synergies of the CP-KCS transaction and the timing thereof; the satisfaction of the conditions imposed by the U.S. Surface Transportation Board in its March 15, 2023 decision; the successful integration of KCS into the Company; the focus of management time and attention on the CP-KCS transaction and other disruptions arising from the CP-KCS integration; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; improvement in data collection and measuring systems; industry-driven changes to methodologies; and the ability of the management of CPKC to execute key priorities, including those in connection with the CP-KCS transaction. The foregoing list of factors is not exhaustive.

There are more specific factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q. These more specific factors are identified and discussed in Item 1A. Risk Factors of the Company's 2024 Annual Report on Form 10-K. Other risks are detailed from time to time in reports filed by the Company with securities regulators in Canada and the U.S., and filed on SEDAR+ (www.sedarplus.ca) and EDGAR (www.sec.gov).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk sensitive instruments is set forth under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of FX on Earnings and Foreign Exchange Risk and Impact of Share Price on Earnings and Stock-Based Compensation.

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose the Company to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase.

As at March 31, 2025, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of March 31, 2025 would increase the fair value of the Company's debt as at March 31, 2025 by approximately $1.8 billion (March 31, 2024 - approximately $1.8 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at March 31, 2025, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at March 31, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2025, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of the Company's 2024 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The Company has established a share repurchase program which is further described in Item 1. Financial Statements, Note 10 Share repurchase. The following table presents the number of Common Shares repurchased during each month of the first quarter of 2025 and the average price paid by CPKC for the repurchase of such Common Shares:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs
Common Stock
January 1-31, 2025	—	$—	—	—
February 1-28, 2025	—	$—	—	—
March 1-31, 2025	3,480,658	$107.68	3,480,658	33,867,881
Total	3,480,658	$107.68	3,480,658	33,867,881
(1) Includes shares repurchased but not yet cancelled at end of period.
(2) Includes brokerage fees and applicable tax on share repurchases.

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

4.1
Seventh Supplemental Indenture, dated as of March 17, 2025, by and among Canadian Pacific Railway Company, as issuer, Canadian Pacific Kansas City Limited, as guarantor, and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Canadian Pacific Kansas City Limited’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2025, File No. 001-01342).

4.2
Form of 4.800% Note due 2030 (incorporated by reference to Exhibit 4.3 to Canadian Pacific Kansas City Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2025, File No. 001-01342).

4.3
Form of 5.200% Note due 2035 (incorporated by reference to Exhibit 4.4 to Canadian Pacific Kansas City Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2025, File No. 001-01342).

10.1* **	Restricted Share Unit Plan for Eligible Employees of Canadian Pacific Kansas City Limited, effective August 2, 2011, as amended February 21, 2013 and April 29, 2025.
22.1**	List of Issuers and Guarantor Subsidiaries
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first three months ended March 31, 2025 and 2024; (ii) the Interim Consolidated Statements of Comprehensive Income for the first three months ended March 31, 2025 and 2024; (iii) the Interim Consolidated Balance Sheets at March 31, 2025, and December 31, 2024; (iv) the Interim Consolidated Statements of Cash Flows for the first three months ended March 31, 2025 and 2024; (v) the Interim Consolidated Statements of Changes in Equity for the first three months ended March 31, 2025 and 2024; and (vi) the Notes to Interim Consolidated Financial Statements.
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

Date: April 30, 2025