Form 10-Q
period 2025-06-30
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2025-07-31
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 29, 2025, there were 917,976,339 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2025	2024	2025	2024
Revenues (Note 3)
Freight	$3,629	$3,534	$7,356	$6,961
Non-freight	70	69	138	162
Total revenues	3,699	3,603	7,494	7,123
Operating expenses
Compensation and benefits	659	612	1,341	1,302
Fuel	405	466	886	924
Materials	124	97	248	191
Equipment rents	103	82	202	164
Depreciation and amortization	493	473	997	940
Purchased services and other	572	606	1,160	1,186
Total operating expenses	2,356	2,336	4,834	4,707

Operating income	1,343	1,267	2,660	2,416
Other income	(16)	(40)	(9)	(42)
Other components of net periodic benefit recovery (Note 12)	(107)	(88)	(214)	(176)
Net interest expense	208	200	424	406
Gain on sale of equity investment (Note 4)	(333)	—	(333)	—
Income before income tax expense	1,591	1,195	2,792	2,228
Current income tax expense	348	274	614	516
Deferred income tax expense	9	18	35	35
Income tax expense (Note 5)	357	292	649	551
Net income	$1,234	$903	$2,143	$1,677
Net loss attributable to non-controlling interest	—	(2)	(1)	(3)
Net income attributable to controlling shareholders	$1,234	$905	$2,144	$1,680

Earnings per share (Note 6)
Basic earnings per share	$1.34	$0.97	$2.31	$1.80
Diluted earnings per share	$1.33	$0.97	$2.31	$1.80

Weighted-average number of shares (millions) (Note 6)
Basic	923.8	932.8	928.4	932.6
Diluted	924.8	934.6	929.5	934.5

Dividends declared per share	$0.228	$0.190	$0.418	$0.380
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2025	2024	2025	2024
Net income	$1,234	$903	$2,143	$1,677
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(1,729)	301	(1,758)	1,000
Change in derivatives designated as cash flow hedges	—	3	1	4
Change in pension and post-retirement defined benefit plans	2	11	5	23
Other comprehensive income (loss) from equity investees	3	(2)	3	(2)
Other comprehensive (loss) income before income taxes	(1,724)	313	(1,749)	1,025
Income tax (expense) recovery	(32)	—	(35)	6
Other comprehensive (loss) income (Note 7)	(1,756)	313	(1,784)	1,031
Comprehensive (loss) income	$(522)	$1,216	$359	$2,708
Comprehensive (loss) income attributable to non-controlling interest	(54)	9	(56)	31
Comprehensive (loss) income attributable to controlling shareholders	$(468)	$1,207	$415	$2,677
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2025	2024
Assets
Current assets
Cash and cash equivalents	$799	$739
Accounts receivable, net (Note 8)	2,005	1,968
Materials and supplies	455	457
Other current assets	266	220
	3,525	3,384
Investments (Note 4)	454	586
Properties	54,458	56,024
Goodwill	18,352	19,350
Intangible assets	2,940	3,146
Pension asset	4,782	4,586
Other assets	669	668
Total assets	$85,180	$87,744
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,736	$2,842
Long-term debt maturing within one year (Note 9, 10)	1,042	2,819
	3,778	5,661
Pension and other benefit liabilities	545	548
Other long-term liabilities	875	867
Long-term debt (Note 9, 10)	21,227	19,804
Deferred income taxes	11,608	11,974
Total liabilities	38,033	38,854
Shareholders’ equity
Share capital	25,285	25,689
Additional paid-in capital	105	94
Accumulated other comprehensive income (Note 7)	951	2,680
Retained earnings	19,863	19,429
	46,204	47,892
Non-controlling interest	943	998
Total equity	47,147	48,890
Total liabilities and equity	$85,180	$87,744
See Contingencies (Note 14).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2025	2024	2025	2024
Operating activities
Net income	$1,234	$903	$2,143	$1,677
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	493	473	997	940
Deferred income tax expense	9	18	35	35
Pension recovery and funding (Note 12)	(95)	(75)	(190)	(151)
Gain on sale of equity investment (Note 4)	(333)	—	(333)	—
Settlement of Mexican taxes (Note 5)	(1)	—	(12)	—
Settlement of foreign currency forward contracts (Note 10)	—	—	—	(65)
Other operating activities, net	39	(69)	28	(68)
Changes in non-cash working capital balances related to operations	9	28	(157)	(75)
Net cash provided by operating activities	1,355	1,278	2,511	2,293
Investing activities
Additions to properties	(743)	(808)	(1,454)	(1,335)
Additions to Meridian Speedway properties	(12)	(16)	(24)	(20)
Proceeds from sale of properties and other assets	4	9	15	10
Proceeds from sale of equity investment (Note 4)	493	—	493	—
Other investing activities, net	(48)	33	(51)	21
Net cash used in investing activities	(306)	(782)	(1,021)	(1,324)
Financing activities
Dividends paid	(210)	(178)	(387)	(355)
Issuance of Common Shares	30	20	38	42
Purchase of Common Shares (Note 11)	(1,393)	—	(1,740)	—
Repayment of long-term debt, excluding commercial paper (Note 9)	(5)	(149)	(940)	(220)
Issuance of long-term debt, excluding commercial paper (Note 9)	1,392	—	3,102	—
Net repayment of commercial paper (Note 9)	(722)	(157)	(1,175)	(362)
Net issuance (repayment) of short term borrowings (Note 9)	8	—	(277)	—
Other financing activities, net	(1)	—	(6)	—
Net cash used in financing activities	(901)	(464)	(1,385)	(895)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	(44)	6	(45)	19
Cash position
Net increase in cash and cash equivalents	104	38	60	93
Cash and cash equivalents at beginning of period	695	519	739	464
Cash and cash equivalents at end of period	$799	$557	$799	$557

Supplemental cash flow information
Income taxes paid	$409	$309	$646	$551
Interest paid	$234	$161	$414	$406
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at April 1, 2025	930.4	$25,603	$107	$2,653	$19,883	$48,246	$997	$49,243
Net income	—	—	—	—	1,234	1,234	—	1,234
Other comprehensive loss (Note 7)	—	—	—	(1,702)	—	(1,702)	(54)	(1,756)
Dividends declared ($0.228 per share)	—	—	—	—	(210)	(210)	—	(210)
Effect of stock-based compensation expense	—	—	4	—	—	4	—	4
Common Shares repurchased (Note 11)	(13.1)	(354)	—	—	(1,044)	(1,398)	—	(1,398)
Shares issued under stock option plan	0.6	36	(6)	—	—	30	—	30
Balance as at June 30, 2025	917.9	$25,285	$105	$951	$19,863	$46,204	$943	$47,147
Balance as at April 1, 2024	932.6	$25,629	$95	$77	$17,018	$42,819	$942	$43,761
Net income (loss)	—	—	—	—	905	905	(2)	903
Other comprehensive income (Note 7)	—	—	—	302	—	302	11	313
Dividends declared ($0.190 per share)	—	—	—	—	(178)	(178)	—	(178)
Effect of stock-based compensation expense	—	—	3	—	—	3	—	3
Shares issued under stock option plan	0.5	26	(5)	—	—	21	—	21
Balance as at June 30, 2024	933.1	$25,655	$93	$379	$17,745	$43,872	$951	$44,823

	For the six months ended June 30
(in millions of Canadian dollars except per share data)	Common shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive Income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance at January 1, 2025	933.5	$25,689	$94	$2,680	$19,429	$47,892	$998	$48,890
Net income (loss)	—	—	—	—	2,144	2,144	(1)	2,143
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss (Note 7)	—	—	—	(1,729)	—	(1,729)	(55)	(1,784)
Dividends declared ($0.418 per share)	—	—	—	—	(387)	(387)	—	(387)
Effect of stock-based compensation expense	—	—	20	—	—	20	—	20
Common Shares repurchased (Note 11)	(16.4)	(450)	—	—	(1,323)	(1,773)	—	(1,773)
Shares issued under stock option plan	0.8	46	(9)	—	—	37	—	37
Balance as at June 30, 2025	917.9	$25,285	$105	$951	$19,863	$46,204	$943	$47,147
Balance at January 1, 2024	932.1	$25,602	$88	$(618)	$16,420	$41,492	$919	$42,411
Net income (loss)	—	—	—	—	1,680	1,680	(3)	1,677
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income (Note 7)	—	—	—	997	—	997	34	1,031
Dividends declared ($0.380 per share)	—	—	—	—	(355)	(355)	—	(355)
Effect of stock-based compensation expense	—	—	16	—	—	16	—	16
Shares issued under stock option plan	1.0	53	(11)	—	—	42	—	42
Balance as at June 30, 2024	933.1	$25,655	$93	$379	$17,745	$43,872	$951	$44,823
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

2    Accounting changes

Recently adopted accounting standards

The accounting standards that have become effective during the three and six months ended June 30, 2025 did not have a material impact on the Interim Consolidated Financial Statements.

Accounting standards not yet adopted

Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations when they are adopted.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2025	2024	2025	2024
Grain	$743	$665	$1,531	$1,395
Coal	256	236	513	445
Potash	167	180	323	317
Fertilizers and sulphur	98	103	212	207
Forest products	195	203	412	405
Energy, chemicals and plastics	712	695	1,470	1,397
Metals, minerals and consumer products	444	464	892	904
Automotive	330	358	645	623
Intermodal	684	630	1,358	1,268
Total freight revenues	3,629	3,534	7,356	6,961
Non-freight excluding leasing revenues	44	43	85	106
Revenues from contracts with customers	3,673	3,577	7,441	7,067
Leasing revenues	26	26	53	56
Total revenues	$3,699	$3,603	$7,494	$7,123

4    Gain on sale of equity investment

On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company to APM Terminals Panama Rail LP (“APM Terminals”), a subsidiary of A.P. Moller-Maersk A/S, for gross proceeds of U.S. $350 million. After finalizing purchase price adjustments for cash acquired and debt and net working capital assumed by APM Terminals, the Company received cash consideration of U.S. $344 million ($493 million) and recognized a pre-tax gain of U.S. $232 million ($333 million) in "Gain on sale of equity investment”. The after-tax gain was U.S. $196 million ($282 million).

5    Income taxes

The effective income tax rate including discrete items for the three and six months ended June 30, 2025 was 22.45% and 23.26%, respectively, compared to 24.40% and 24.72%, respectively for the same periods in 2024.

For the three months ended June 30, 2025, the effective income tax rate was 24.50%, excluding the discrete items of a gain on sale of an equity investment of $333 million, amortization of the fair value adjustments associated with purchase accounting of $96 million related to the Kansas City Southern ("KCS") acquisition, and acquisition-related costs of $19 million related to the KCS acquisition.

For the three months ended June 30, 2024, the effective income tax rate was 25.00%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $88 million related to the KCS acquisition, acquisition-related costs of $28 million related to the KCS acquisition, and a deferred tax recovery of $3 million on the Arkansas state corporate income tax rate change.

For the six months ended June 30, 2025, the effective tax rate was 24.50%, excluding the discrete items of a gain on sale of an equity investment of $333 million, amortization of the fair value adjustments associated with purchase accounting of $190 million related to the KCS acquisition, and acquisition-related costs of $39 million related to the KCS acquisition.

For the six months ended June 30, 2024, the effective tax rate was 25.00%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $174 million related to the KCS acquisition, acquisition-related costs of $54 million related to the KCS acquisition, adjustments to provisions and settlements of Mexican taxes of $10 million recognized in "Compensation and benefits", and a deferred tax recovery of $3 million on the Arkansas state corporate income tax rate change.

Mexican Tax Settlements

During the six months ended June 30, 2025, the Company received final audit letters for Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") for 2021 and a payment of $11 million was made in respect of that year.

2014 Tax Assessment

CPKCM's 2014 Tax Assessment is currently in litigation (see Note 14).

6    Earnings per share

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to controlling shareholders	$1,234	$905	$2,144	$1,680
Weighted-average basic shares outstanding	923.8	932.8	928.4	932.6
Dilutive effect of stock options	1.0	1.8	1.1	1.9
Weighted-average diluted shares outstanding	924.8	934.6	929.5	934.5
Earnings per share - basic	$1.34	$0.97	$2.31	$1.80
Earnings per share - diluted	$1.33	$0.97	$2.31	$1.80

For the three and six months ended June 30, 2025, there were 1.8 million and 1.6 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2024 - 0.7 million and 0.5 million, respectively).

7    Changes in Accumulated other comprehensive income ("AOCI") by component

Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, April 1, 2025	$3,385	$10	$(737)	$(5)	$2,653
Other comprehensive (loss) income before reclassifications	(1,707)	—	—	3	(1,704)
Amounts reclassified from AOCI	—	1	1	—	2
Net other comprehensive (loss) income	(1,707)	1	1	3	(1,702)
Balance as at June 30, 2025	$1,678	$11	$(736)	$(2)	$951
Opening balance, April 1, 2024	$1,522	$6	$(1,454)	$3	$77
Other comprehensive income (loss) before reclassifications	294	—	—	(2)	292
Amounts reclassified from AOCI	—	2	8	—	10
Net other comprehensive income (loss)	294	2	8	(2)	302
Balance as at June 30, 2024	$1,816	$8	$(1,446)	$1	$379

	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2025	$3,413	$10	$(738)	$(5)	$2,680
Other comprehensive loss before reclassifications	(1,735)	—	—	3	(1,732)
Amounts reclassified from AOCI	—	1	2	—	3
Net other comprehensive (loss) income	(1,735)	1	2	3	(1,729)
Balance as at June 30, 2025	$1,678	$11	$(736)	$(2)	$951
Opening balance, January 1, 2024	$837	$5	$(1,463)	$3	$(618)
Other comprehensive income (loss) before reclassifications	979	—	—	(2)	977
Amounts reclassified from AOCI	—	3	17	—	20
Net other comprehensive income (loss)	979	3	17	(2)	997
Balance as at June 30, 2024	$1,816	$8	$(1,446)	$1	$379

8    Accounts receivable, net

(in millions of Canadian dollars)	As at June 30, 2025	As at December 31, 2024
Total accounts receivable	$2,130	$2,066
Allowance for credit losses	(125)	(98)
Total accounts receivable, net	$2,005	$1,968

9    Debt

During the six months ended June 30, 2025, the Company repaid, at maturity, the remaining balance of U.S. $642 million ($930 million) on its 2.90% 10-year Notes.

Issuance of long-term debt

During the three months ended June 30, 2025, the Company issued $500 million 4.00% 7-year unsecured notes due June 13, 2032 for net proceeds of approximately $498 million, $600 million 4.40% 10.5-year unsecured notes due January 13, 2036 for net proceeds of approximately $598 million, and $300 million 4.80% 30-year unsecured notes due June 13, 2055 for net proceeds of approximately $296 million.

In addition to the second quarter issuances, during the six months ended June 30, 2025, the Company issued U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030 for net proceeds of U.S. $596 million ($857 million) and U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035 for net proceeds of U.S. $593 million ($853 million).

The issued Notes pay interest semi-annually and carry a negative pledge.

Term credit facility

During the six months ended June 30, 2025, the Company entered into, and fully repaid, a U.S. $500 million unsecured non-revolving term credit facility (the "term facility"). The Company presents draws and repayments on its term facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Credit facility

The Company's revolving credit facility agreement (the "facility") consists of a five-year U.S. $1.1 billion tranche maturing June 25, 2029 and a two-year U.S. $1.1 billion tranche maturing June 25, 2026. As at June 30, 2025, the facility was undrawn. As at December 31, 2024 the Company had U.S. $200 million ($288 million) drawn from the two-year U.S. $1.1 billion tranche, which was subsequently repaid in full during the first quarter of 2025. The Company presents draws and repayments on the facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Commercial paper program

The Company has a commercial paper program, under which it may issue up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. This commercial paper program is backed by a U.S. $2.2 billion revolving credit facility. As at June 30, 2025, the Company had total commercial paper borrowings outstanding of U.S. $250 million ($341 million) included in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2024 - U.S. $1,102 million ($1,586 million)). The weighted-average interest rate on these borrowings as at June 30, 2025 was 4.69% (December 31, 2024 - 4.75%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $21,928 million as at June 30, 2025 (December 31, 2024 - $20,749 million), had a fair value of $20,508 million (December 31, 2024 - $18,911 million).

B. Financial risk management

Foreign exchange ("FX") management

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge for the three and six months ended June 30, 2025 was an unrealized FX gain of $299 million and $305 million, respectively (three and six months ended June 30, 2024 - unrealized FX loss of $41 million and unrealized FX loss of $144 million, respectively) recognized in “Other comprehensive (loss) income”.

Mexican Peso - U.S. dollar FX Forward contracts
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets or liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican pesos. The Company also has monetary assets or liabilities denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other income". Until January 2024, the Company had hedged its net exposure to Ps./U.S. dollar fluctuations in earnings with foreign currency forward contracts. The foreign currency forward contracts involved the Company’s agreement to buy or sell Ps. at an agreed-upon exchange rate on a future date.

The Company measured the foreign currency derivative contracts at fair value each period and recognized any change in "Other income". The cash flows associated with these instruments were classified as "Operating activities" in the Interim Consolidated Statements of Cash Flows. The Company’s foreign currency forward contracts were executed with counterparties in the U.S. and were governed by International Swaps and Derivatives Association agreements that included standard netting arrangements.

On January 12, 2024, the Company settled all outstanding foreign currency forward contracts, resulting in a cash outflow of $65 million. During the six months ended June 30, 2025, the Company recognized $nil related to foreign exchange currency forwards (three and six months ended June 30, 2024 - loss of $4 million). As of June 30, 2025 the Company had no outstanding foreign currency forward contracts (December 31, 2024 - $nil).

11    Share repurchases

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

In accordance with Canadian tax legislation, the Company has accrued for a 2% tax on the fair market value of shares repurchased (net of qualifying issuances of equity) as a direct cost of Common Share repurchases recognized in Shareholders’ equity. During the three and six months ended June 30, 2025, the Company has accrued a liability of $26 million and $33 million, respectively, for the tax due on the net share repurchases made, payable within the first quarter of the following year.

The following table provides activities under the share repurchase program:

	For the three months ended June 30	For the six months ended June 30
	2025	2025
Number of Common Shares repurchased	12,882,454	16,363,112
Weighted-average price per share(1)	$108.52	$108.34
Amount of repurchase (in millions of Canadian dollars)(1)	$1,398	$1,773
(1) Includes brokerage fees and applicable tax on share repurchases.

12    Pension and other benefits

During the three and six months ended June 30, 2025, the Company made contributions to its defined benefit pension plans of $4 million and $8 million, respectively (three and six months ended June 30, 2024 - $2 million and $5 million, respectively).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended June 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Current service cost	$21	$21	$4	$3	$25	$24
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	116	117	6	6	122	123
Expected return on plan assets	(231)	(222)	—	—	(231)	(222)
Recognized net actuarial loss (gain)	2	10	(1)	—	1	10
Amortization of prior service costs	1	1	—	—	1	1
Total other components of net periodic benefit (recovery) cost	(112)	(94)	5	6	(107)	(88)
Net periodic benefit (recovery) cost	$(91)	$(73)	$9	$9	$(82)	$(64)

	For the six months ended June 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Current service cost	$42	$42	$7	$6	$49	$48
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	233	234	11	12	244	246
Expected return on plan assets	(463)	(445)	—	—	(463)	(445)
Recognized net actuarial loss (gain)	4	20	(1)	—	3	20
Amortization of prior service costs	2	3	—	—	2	3
Total other components of net periodic benefit (recovery) cost	(224)	(188)	10	12	(214)	(176)
Net periodic benefit (recovery) cost	$(182)	$(146)	$17	$18	$(165)	$(128)

13    Stock-based compensation

At June 30, 2025, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2025 of $59 million and $92 million, respectively (three and six months ended June 30, 2024 - expense of $9 million and $68 million, respectively).

Stock options plan

In the six months ended June 30, 2025, under the Company’s stock options plan, the Company issued 967,335 options at the weighted-average price of $110.48 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire seven years from the grant date.

Under the fair value method, the fair value of the stock options at the grant date was approximately $28 million.

Performance share unit plans

During the six months ended June 30, 2025, the Company issued 611,516 Performance Share Units ("PSUs") with a grant date fair value of $68 million and 24,149 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into Deferred Share Units ("DSUs") pursuant to the DSU plan, are eligible for a 25% Company match if the employee has not exceeded their Common Share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for all PSUs and all PDSUs granted in the six months ended June 30, 2025 is January 1, 2025 to December 31, 2027 and the performance factors are Free Cash Flow ("FCF") and Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways.

The performance period for all of the 415,660 PSUs and 13,506 PDSUs granted in 2022 was January 1, 2022 to December 31, 2024, and the performance factors were FCF, Adjusted net debt to Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization ("EBITDA"), TSR compared to the S&P/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index. The resulting payout was 120% of the outstanding units multiplied by the Company's average Common Share price calculated based on the last 30 trading days preceding December 31, 2024. In the first quarter of 2025, payouts were $48 million on 381,759 PSUs, including dividends reinvested. The 9,774 PDSUs that vested on December 31, 2024, with a fair value of $2 million, including dividends reinvested and matching units, will be paid out in future reporting periods pursuant to the DSU plan (as described above).

14    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending at June 30, 2025 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021 with oral arguments ending on June 15, 2022. The Québec Superior Court issued a decision on December 14, 2022 dismissing all claims against the Company, finding that the Company’s actions were not the direct and immediate cause of the accident and the damages suffered by the plaintiffs. All three plaintiffs filed a declaration of appeal on January 13, 2023. The appeal was heard October 7 to 10, 2024 by the Québec Court of Appeal. On February 26, 2025, the Québec Court of Appeal issued its unanimous decision upholding the trial decision and dismissing the appeals in their entirety. On April 28, 2025, all three plaintiffs filed applications for leave to appeal to the Supreme Court of Canada. On May 30, 2025, the Company filed its response to the plaintiffs' leave applications. A damages trial will follow after the disposition of all appeals, if necessary.

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

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgement motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgement and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgement motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgement reduction provisions do not require trial, and were fully briefed in 2024. On January 5, 2024, the Court issued its decision finding that the Company is liable for approximately U.S. $3.9 million plus pre-judgement interest, but declined to determine whether judgement reduction provisions were applicable, referring the parties to a court in Maine on that issue. On January 18, 2024, the Company filed a motion for reconsideration for the Court to apply the judgement reduction provisions. On January 19, 2024, the trustee for the wrongful death trust filed a Notice of Appeal for the January 5, 2024 decision, as well as prior decisions. On February 23, 2024, the Court denied the Company’s motion for reconsideration, again referring the parties to a court in Maine to apply the judgement reduction provision. On March 6, 2024, the Company filed its notice of appeal of this latest ruling, as well as prior decisions. The appeal was heard on March 18, 2025. On July 3, 2025, the U.S. Eighth Circuit Court of Appeals unanimously allowed the Company’s appeal, reversing the district court decision and remanding the matter back to the district court for a complete reduction of the judgement against the Company. On July 17, 2025, the trustee for the wrongful death trust petitioned the U.S. Eighth Circuit Court of Appeals for a rehearing.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, the Company denies liability and is vigorously defending these proceedings.

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court had not provided any indication of how the damages, which were estimated to total approximately $232 million as at June 30, 2025, should be apportioned between the Company and Alberta. On November 17, 2022, the Company filed an appeal of the Court’s decision. On April 11, 2024, the Court of Appeal of Alberta ("ABCA") stayed the judgement pending the outcome of the appeal. On September 10, 2024, the ABCA heard the Company's appeal and reserved its decision. On July 2, 2025, the ABCA unanimously allowed the Company’s appeal and set aside the trial judgement and costs order. A majority of the ABCA ordered a new trial in the Court of King’s Bench.

2014 tax assessment

On April 13, 2022, the Servicio de Administracion Tributaria ("SAT") delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at June 30, 2025, the 2014 Assessment, including inflation, interest, and penalties was Ps.6,372 million ($451 million).

On July 7, 2022, CPKCM filed an administrative appeal (the “Administrative Appeal”) before the SAT, seeking to revoke the 2014 Assessment on the basis that the SAT’s notification of the 2014 Assessment through the tax mailbox was not legal, because it was in violation of a tax mailbox injunction previously granted to CPKCM on March 19, 2015. On September 26, 2022, the SAT dismissed the Administrative Appeal, on the basis that it was not a timely submission (the “Administrative Appeal Resolution”).

On October 10, 2022, CPKCM submitted an annulment lawsuit (the "Annulment Lawsuit") before the Federal Administrative Court, challenging the 2014 Assessment, its notification, and the Administrative Appeal Resolution. On April 24, 2024, the Supreme Chamber of the Federal Administrative Court resolved the annulment lawsuit, confirming the Administrative Appeal Resolution and the 2014 Assessment (the "Administrative Court Resolution").

On June 21, 2024, CPKCM challenged the Administrative Court Resolution by submitting an Amparo lawsuit (Demanda de Amparo) before the Collegiate Circuit Court (Tribunal Colegiado de Circuito). On June 4, 2025, the Collegiate Circuit Court unanimously granted CPKCM’s Amparo petition, vacating the prior decision and sending the matter back to the Supreme Chamber of the Federal Administrative Court with an order to issue a new resolution addressing CPKCM’s arguments that were presented in the Annulment Lawsuit. On June 25, 2025, the Supreme Chamber of the Federal Administrative Court voted against CPKCM in the Annulment Lawsuit. CPKCM has the right to appeal the decision by filing an amparo appeal (juicio de amparo) with the Collegiate Circuit Court. The deadline to file the amparo appeal is August 21, 2025. CPKCM expects to prevail based on the technical merits of its case.

On January 5, 2023, the Federal Administrative Court granted a definitive injunction against the enforcement and collection of the 2014 Assessment. On February 19, 2025, the Federal Administrative Court issued the new resolution granting the injunction as long as the 2014 Assessment is duly guaranteed.

Environmental liabilities

Environmental remediation accruals, recognized on an undiscounted basis unless a reliable, determinable estimate as to an amount and timing of costs can be established, cover site-specific remediation programs.

The accruals for environmental remediation represent the Company’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recognized accruals include the Company’s best estimate of all probable costs, the Company’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, and as environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable.

The expense included in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three and six months ended June 30, 2025 was $2 million and $4 million respectively (three and six months ended June 30, 2024 - $2 million and $4 million, respectively). Provisions for environmental remediation costs are recognized in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recognized in “Accounts payable and accrued liabilities”. The total amount provided as at June 30, 2025 was $246 million (December 31, 2024 - $257 million). Payments are expected to be made over 10 years through 2034.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes as at and for the three and six months ended June 30, 2025 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2024 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "CPKC", "the Company", "our", or "us" are to Canadian Pacific Kansas City Limited ("CPKC") and its subsidiaries.

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

The Company has included the Chief Executive Officer's (“CEO”) and Chief Financial Officer's ("CFO") certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits to this report.

Executive Summary

Second Quarter of 2025 Results

•Total revenues were $3,699 million, an increase of 3% compared to $3,603 million in 2024. The increase was primarily due to higher volumes as measured by revenue per ton-miles ("RTMs"), partially offset by a decrease in freight revenue per RTM.
•Diluted earnings per share ("EPS") was $1.33, an increase of 37% compared to $0.97 in 2024.
•Core adjusted diluted EPS was $1.12, an increase of 7% compared to $1.05 in 2024.
•Operating ratio was 63.7%, a 110 basis point improvement from 64.8% in 2024.
•Core adjusted operating ratio was 60.7%, a 110 basis point improvement from 61.8% in 2024.

Core adjusted diluted EPS and Core adjusted operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•On May 30, 2025, the Company entered into new four-year collective agreements with the Teamsters Canada Rail Conference ("TCRC") – Train and Engine division and the TCRC - Rail Canada Traffic Controllers division, following binding arbitration. The new collective agreements include annual wage increases of 3%, effective from January 1, 2024 to December 31, 2027.

•On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company ("PCRC") to APM Terminals Panama Rail LP (“APM Terminals”), a subsidiary of A.P. Moller-Maersk A/S, for gross proceeds of U.S. $350 million. The Company received cash consideration of U.S. $344 million ($493 million) and recorded a pre-tax gain of U.S. $232 million ($333 million) (U.S. $196 million after tax ($282 million)).

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2025	2024	% Change	2025	2024	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	101,973	96,579	6	200,385	192,388	4
Train miles (thousands)	11,960	11,523	4	23,764	23,518	1
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.034	1.027	1	1.049	1.046	—
Total employees (average)	20,138	20,441	(1)	19,943	20,219	(1)

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the second quarter of 2025 was primarily due to higher volumes of Grain, Intermodal, Potash, and Coal, partially offset by lower volumes of crude.

The increase in GTMs in the first six months of 2025 was primarily due to higher volumes of Grain, Intermodal, Coal, Energy, chemicals and plastics, excluding crude, Potash, and Automotive, partially offset by lower volumes of crude.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles in the second quarter of 2025 reflected the impact of a 6% increase in workload (GTMs), partially offset by a 1% increase in average train weights, which was primarily due to an improvement in operating plan efficiency and moving longer and heavier Grain trains.

The increase in train miles in the first six months of 2025 reflected the impact of a 4% increase in workload (GTMs) partially offset by a 3% increase in average train weights, which was primarily due to an improvement in operating plan efficiency and moving longer and heavier Grain trains.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The decrease in fuel efficiency in the second quarter of 2025 was due to a decrease in locomotive productivity as measured by GTMs / operating horsepower. Fuel efficiency in the first six months of 2025 remained flat compared to the first six months of 2024.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver of total compensation and benefits costs. The decrease in the average number of total employees in the second quarter and in the first six months of 2025 was primarily due to efficient resource planning.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results for the three and six months ended June 30, 2025 and the comparative periods in 2024.

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2025	2024	2025	2024
Financial Performance
Total revenues	$3,699	$3,603	$7,494	$7,123
Operating income	1,343	1,267	2,660	2,416
Net income attributable to controlling shareholders	1,234	905	2,144	1,680
Basic EPS	1.34	0.97	2.31	1.80
Diluted EPS	1.33	0.97	2.31	1.80
Core adjusted diluted EPS(1)	1.12	1.05	2.18	1.98
Dividends declared per share	0.228	0.190	0.418	0.380
Financial Ratios
Operating ratio(2)	63.7%	64.8%	64.5%	66.1%
Core adjusted operating ratio(1)	60.7%	61.8%	61.6%	62.9%
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

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$3,629	$3,534	$95	3
Non-freight revenues (in millions)	70	69	1	1
Total revenues (in millions)	$3,699	$3,603	$96	3
Carloads (in thousands)	1,147.0	1,085.4	61.6	6
Revenue ton-miles (in millions)	55,529	52,130	3,399	7
Freight revenue per carload (in dollars)	$3,164	$3,256	$(92)	(3)
Freight revenue per revenue ton-mile (in cents)	6.54	6.78	(0.24)	(4)

Total Revenues
The increase in Freight revenues in the second quarter of 2025 was primarily due to higher volumes as measured by RTMs, partially offset by a decrease in freight revenue per RTM.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the second quarter of 2025 was primarily due to higher volumes of Grain, Intermodal, Potash, and Coal, partially offset by lower volumes of crude.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The decrease in freight revenue per RTM in the second quarter of 2025 was primarily due to the unfavourable impact of lower fuel prices on fuel surcharge revenue of $100 million, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, partially offset by higher freight rates.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$7,356	$6,961	$395	6
Non-freight revenues (in millions)	138	162	(24)	(15)
Total revenues (in millions)	$7,494	$7,123	$371	5
Carloads (in thousands)	2,251.6	2,158.0	93.6	4
Revenue ton-miles (in millions)	109,253	103,968	5,285	5
Freight revenue per carload (in dollars)	$3,267	$3,226	$41	1
Freight revenue per revenue ton-mile (in cents)	6.73	6.70	0.03	—

Total Revenues
The increase in Freight revenues in the first six months of 2025 was primarily due to higher volumes as measured by RTMs. The decrease in Non-freight revenues was primarily due to lower revenue related to a subsurface fibre optic agreement.

RTMs
The increase in RTMs in the first six months of 2025 was primarily due to higher volumes of Grain, Intermodal, Coal, Energy, chemicals and plastics, excluding crude, Potash, and Automotive, partially offset by lower volumes of crude.

Freight Revenue per RTM
Freight revenue per RTM in the first six months of 2025 remained flat primarily due to higher freight rates and the favourable impact of the change in foreign exchange "FX" of $112 million, offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue of $133 million, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and reduce exposure to changes in fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $350 million in the second quarter of 2025, a decrease of $92 million, or 21%, from $442 million in the same period of 2024. This decrease was primarily due to lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program, partially offset by higher volumes.

In the first six months of 2025, fuel surcharge revenues were $752 million, a decrease of $102 million, or 12%, from $854 million in the same period of 2024. This decrease was primarily due to lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the federal carbon tax program effective April 1, 2025, and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program, partially offset by higher volumes and the favourable impact of the change in FX.

Lines of Business

Grain

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$743	$665	$78	12
Carloads (in thousands)	142.6	128.9	13.7	11
Revenue ton-miles (in millions)	14,970	13,240	1,730	13
Freight revenue per carload (in dollars)	$5,210	$5,159	$51	1
Freight revenue per revenue ton-mile (in cents)	4.96	5.02	(0.06)	(1)

The increase in Grain revenue in the second quarter of 2025 was primarily due to higher volumes of Canadian grain to Vancouver, British Columbia ("B.C.") and Thunder Bay, Ontario due to a larger crop size for the 2024-2025 crop year, higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, and higher freight rates. This increase was partially offset by a decrease in freight revenue per RTM due to lower fuel surcharge revenue.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$1,531	$1,395	$136	10
Carloads (in thousands)	276.3	261.2	15.1	6
Revenue ton-miles (in millions)	29,912	27,810	2,102	8
Freight revenue per carload (in dollars)	$5,541	$5,341	$200	4
Freight revenue per revenue ton-mile (in cents)	5.12	5.02	0.10	2

The increase in Grain revenue in the first six months of 2025 was primarily due to higher volumes of Canadian grain to Vancouver and Thunder Bay due to a larger crop size for the 2024-2025 crop year, higher volumes of U.S. grain to Mexico, and an increase in freight revenue per RTM. This increase was partially offset by lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Coal

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$256	$236	$20	8
Carloads (in thousands)	118.6	108.9	9.7	9
Revenue ton-miles (in millions)	6,073	5,794	279	5
Freight revenue per carload (in dollars)	$2,159	$2,167	$(8)	—
Freight revenue per revenue ton-mile (in cents)	4.22	4.07	0.15	4

The increase in Coal revenue in the second quarter of 2025 was primarily due to higher volumes of U.S. coal, higher volumes of Canadian coal to Kamloops, B.C., and an increase in freight revenue per RTM. This increase was partially offset by lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates. Carloads increased more than RTMs due to moving higher volumes of U.S. coal, which has a shorter average length of haul versus Canadian coal.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$513	$445	$68	15
Carloads (in thousands)	237.0	217.1	19.9	9
Revenue ton-miles (in millions)	11,856	11,046	810	7
Freight revenue per carload (in dollars)	$2,165	$2,050	$115	6
Freight revenue per revenue ton-mile (in cents)	4.33	4.03	0.30	7

The increase in Coal revenue in the first six months of 2025 was primarily due to an increase in freight revenue per RTM, higher volumes of Canadian coal to Kamloops and Vancouver, and higher volumes of U.S. coal. This increase was partially offset by lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Potash

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$167	$180	$(13)	(7)
Carloads (in thousands)	47.4	49.4	(2.0)	(4)
Revenue ton-miles (in millions)	5,304	4,965	339	7
Freight revenue per carload (in dollars)	$3,523	$3,644	$(121)	(3)
Freight revenue per revenue ton-mile (in cents)	3.15	3.63	(0.48)	(13)

The decrease in Potash revenue in the second quarter of 2025 was primarily due to lower volumes of export potash to the U.S. Pacific Northwest, lower volumes of domestic potash, and a decrease in freight revenue per RTM. This decrease was partially offset by higher volumes of export potash to Vancouver and higher freight rates. Freight revenue per RTM decreased due to lower fuel surcharge revenue. RTMs increased while carloads decreased due to moving higher volumes of export potash to Vancouver, which has a longer length of haul, and lower volumes of export potash to the U.S. Pacific Northwest, which has a shorter length of haul.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$323	$317	$6	2
Carloads (in thousands)	87.2	86.4	0.8	1
Revenue ton-miles (in millions)	9,723	9,075	648	7
Freight revenue per carload (in dollars)	$3,704	$3,669	$35	1
Freight revenue per revenue ton-mile (in cents)	3.32	3.49	(0.17)	(5)

The increase in Potash revenue in the first six months of 2025 was primarily due to higher volumes of export potash to Vancouver, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of export potash to the U.S. Pacific Northwest, lower volumes of domestic potash, and a decrease in freight revenue per RTM. Freight revenue per RTM decreased due to lower fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes of export potash to Vancouver, which has a longer length of haul, and lower volumes of export potash to the U.S. Pacific Northwest, which has a shorter length of haul.

Fertilizers and Sulphur

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$98	$103	$(5)	(5)
Carloads (in thousands)	15.6	17.0	(1.4)	(8)
Revenue ton-miles (in millions)	1,220	1,305	(85)	(7)
Freight revenue per carload (in dollars)	$6,282	$6,059	$223	4
Freight revenue per revenue ton-mile (in cents)	8.03	7.89	0.14	2

The decrease in Fertilizers and sulphur revenue in the second quarter of 2025 was primarily due to lower volumes of dry fertilizers and lower fuel surcharge revenue, partially offset by an increase in freight revenue per RTM due to higher freight rates.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$212	$207	$5	2
Carloads (in thousands)	33.4	34.2	(0.8)	(2)
Revenue ton-miles (in millions)	2,647	2,671	(24)	(1)
Freight revenue per carload (in dollars)	$6,347	$6,053	$294	5
Freight revenue per revenue ton-mile (in cents)	8.01	7.75	0.26	3

The increase in Fertilizers and sulphur revenue in the first six months of 2025 was primarily due to higher volumes of sulphur and wet fertilizers and an increase in freight revenue per RTM, partially offset by lower volumes of dry fertilizers and lower fuel surcharge revenue. Freight revenue per RTM increased due to the favourable impact of the change in FX and higher freight rates.

Forest Products

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$195	$203	$(8)	(4)
Carloads (in thousands)	32.8	34.6	(1.8)	(5)
Revenue ton-miles (in millions)	2,236	2,244	(8)	—
Freight revenue per carload (in dollars)	$5,945	$5,867	$78	1
Freight revenue per revenue ton-mile (in cents)	8.72	9.05	(0.33)	(4)

The decrease in Forest products revenue in the second quarter of 2025 was primarily due to a decrease in freight revenue per RTM and lower volumes of lumber and paperboard. This decrease was partially offset by higher freight rates and higher volumes of wood pulp and panel products. Freight revenue per RTM decreased due to lower fuel surcharge revenue. Carloads decreased while RTMs remained flat due to moving lower volumes of paperboard from Louisiana to Mississippi and Texas, which have shorter lengths of haul, and extending the length of haul of wood pulp from Alberta to Mexico.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$412	$405	$7	2
Carloads (in thousands)	67.6	70.5	(2.9)	(4)
Revenue ton-miles (in millions)	4,579	4,488	91	2
Freight revenue per carload (in dollars)	$6,095	$5,745	$350	6
Freight revenue per revenue ton-mile (in cents)	9.00	9.02	(0.02)	—

The increase in Forest products revenue in the first six months of 2025 was primarily due to higher freight rates, higher volumes of wood pulp, panel products, and paperboard, and the favourable impact of the change in FX. This increase was partially offset by lower fuel surcharge revenue and lower volumes of newsprint and lumber. Carloads decreased while RTMs increased due to moving lower volumes of paperboard from Louisiana to Mississippi and Texas, which have shorter lengths of haul, and extending the length of haul of wood pulp from Alberta to Mexico and from B.C. to Ontario and Texas.

Energy, Chemicals and Plastics

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$712	$695	$17	2
Carloads (in thousands)	142.7	142.4	0.3	—
Revenue ton-miles (in millions)	9,148	9,644	(496)	(5)
Freight revenue per carload (in dollars)	$4,989	$4,881	$108	2
Freight revenue per revenue ton-mile (in cents)	7.78	7.21	0.57	8

The increase in Energy, chemicals and plastics revenue in the second quarter of 2025 was primarily due to an increase in freight revenue per RTM, higher volumes of liquefied petroleum gas ("L.P.G.") primarily from western Canada to Mexico and Texas, and higher volumes of plastics and gasoline. This increase was partially offset by lower volumes of crude, ethylene glycol, diluents, and biofuels and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates. RTMs decreased while carloads remained flat due to moving lower volumes of crude, which has a longer length of haul.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$1,470	$1,397	$73	5
Carloads (in thousands)	285.2	286.9	(1.7)	(1)
Revenue ton-miles (in millions)	18,849	19,363	(514)	(3)
Freight revenue per carload (in dollars)	$5,154	$4,869	$285	6
Freight revenue per revenue ton-mile (in cents)	7.80	7.21	0.59	8

The increase in Energy, chemicals and plastics revenue in the first six months of 2025 was primarily due to an increase in freight revenue per RTM, higher volumes of L.P.G. primarily from western Canada to Mexico and Texas, and higher volumes of gasoline. This increase was partially offset by lower volumes of crude and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Metals, Minerals and Consumer Products

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$444	$464	$(20)	(4)
Carloads (in thousands)	125.4	134.6	(9.2)	(7)
Revenue ton-miles (in millions)	4,905	4,974	(69)	(1)
Freight revenue per carload (in dollars)	$3,541	$3,447	$94	3
Freight revenue per revenue ton-mile (in cents)	9.05	9.33	(0.28)	(3)

The decrease in Metals, minerals and consumer products revenue in the second quarter of 2025 was primarily due to lower volumes of steel and clay bentonite and a decrease in freight revenue per RTM. This decrease was partially offset by higher freight rates and higher volumes of frac sand. Freight revenue per RTM decreased due to lower fuel surcharge revenue and the unfavourable impact of the change in FX. Carloads decreased more than RTMs due to moving lower volumes of steel within Mexico, which has a shorter length of haul, and moving higher volumes of frac sand to the Bakken shale formation, which has a longer length of haul.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$892	$904	$(12)	(1)
Carloads (in thousands)	249.8	264.3	(14.5)	(5)
Revenue ton-miles (in millions)	9,586	9,675	(89)	(1)
Freight revenue per carload (in dollars)	$3,571	$3,420	$151	4
Freight revenue per revenue ton-mile (in cents)	9.31	9.34	(0.03)	—

The decrease in Metals, minerals and consumer products revenue in the first six months of 2025 was primarily due to lower volumes of steel and lower fuel surcharge revenue. This decrease was partially offset by higher freight rates, higher volumes of frac sand, and the favourable impact of the change in FX. Carloads decreased more than RTMs due to moving lower volumes of steel within Mexico, which has a shorter length of haul, and moving higher volumes of frac sand to the Bakken shale formation, which has a longer length of haul.

Automotive

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$330	$358	$(28)	(8)
Carloads (in thousands)	62.4	66.1	(3.7)	(6)
Revenue ton-miles (in millions)	1,416	1,306	110	8
Freight revenue per carload (in dollars)	$5,288	$5,416	$(128)	(2)
Freight revenue per revenue ton-mile (in cents)	23.31	27.41	(4.10)	(15)

The decrease in Automotive revenue in the second quarter of 2025 was primarily due to a decrease in freight revenue per RTM, partially offset by higher volumes from Mexico to the U.S. Midwest and Texas and from Vancouver to eastern Canada and higher freight rates. Freight revenue per RTM decreased due to lower fuel surcharge revenue and the unfavourable impact of the change in FX. RTMs increased while carloads decreased due to extending the length of haul from Mexico to the U.S. Midwest and moving lower volumes from Mexico to Laredo, Texas, which has a shorter length of haul.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$645	$623	$22	4
Carloads (in thousands)	120.2	121.8	(1.6)	(1)
Revenue ton-miles (in millions)	2,649	2,303	346	15
Freight revenue per carload (in dollars)	$5,366	$5,115	$251	5
Freight revenue per revenue ton-mile (in cents)	24.35	27.05	(2.70)	(10)

The increase in Automotive revenue in the first six months of 2025 was primarily due to higher volumes from Mexico to the U.S. Midwest and Texas and from Vancouver to eastern Canada and higher freight rates. This increase was partially offset by a decrease in freight revenue per RTM due to lower fuel surcharge revenue and the unfavourable impact of the change in FX. RTMs increased while carloads decreased due to extending the length of haul from Mexico to the U.S. Midwest and moving lower volumes from Mexico to Laredo, which has a shorter length of haul.

Intermodal

For the three months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$684	$630	$54	9
Carloads (in thousands)	459.5	403.5	56.0	14
Revenue ton-miles (in millions)	10,257	8,658	1,599	18
Freight revenue per carload (in dollars)	$1,489	$1,561	$(72)	(5)
Freight revenue per revenue ton-mile (in cents)	6.67	7.28	(0.61)	(8)

The increase in Intermodal revenue in the second quarter of 2025 was primarily due to higher international intermodal volumes to and from the Port of Vancouver and the Port of Saint John, including with the new Gemini Cooperation shipping alliance, higher domestic intermodal wholesale and retail volumes, and higher freight rates. This increase was partially offset by a decrease in freight revenue per RTM due to lower fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes of international intermodal to and from the Port of Vancouver, which has a longer length of haul.

For the six months ended June 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$1,358	$1,268	$90	7
Carloads (in thousands)	894.9	815.6	79.3	10
Revenue ton-miles (in millions)	19,452	17,537	1,915	11
Freight revenue per carload (in dollars)	$1,517	$1,555	$(38)	(2)
Freight revenue per revenue ton-mile (in cents)	6.98	7.23	(0.25)	(3)

The increase in Intermodal revenue in the first six months of 2025 was primarily due to higher international intermodal volumes to and from the Port of Vancouver and the Port of Saint John, including with the new Gemini Cooperation shipping alliance, higher domestic intermodal wholesale and retail volumes, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by a decrease in freight revenue per RTM due to lower fuel surcharge revenue.

Operating Expenses

For the three months ended June 30 (in millions of Canadian dollars)	2025	2024	Total Change	% Change
Compensation and benefits	$659	$612	$47	8
Fuel	405	466	(61)	(13)
Materials	124	97	27	28
Equipment rents	103	82	21	26
Depreciation and amortization	493	473	20	4
Purchased services and other	572	606	(34)	(6)
Total operating expenses	$2,356	$2,336	$20	1

For the six months ended June 30 (in millions of Canadian dollars)	2025	2024	Total Change	% Change
Compensation and benefits	$1,341	$1,302	$39	3
Fuel	886	924	(38)	(4)
Materials	248	191	57	30
Equipment rents	202	164	38	23
Depreciation and amortization	997	940	57	6
Purchased services and other	1,160	1,186	(26)	(2)
Total operating expenses	$4,834	$4,707	$127	3

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense in the second quarter of 2025 was primarily due to an increase in stock-based compensation of $50 million largely driven by changes in the Common Share price, and the impact of wage and benefit inflation. This increase was partially offset by lower incentive compensation.

The increase in Compensation and benefits expense in the first six months of 2025 was primarily due to:
•the impact of wage and benefit inflation;
•increased stock-based compensation expense of $24 million, largely driven by changes in the Common Share price; and
•increased volume variable expenses as a result of increased workload as measured by GTMs.

This increase was partially offset by efficiencies gained by a reduction in headcount and lower incentive compensation.

Fuel

Fuel expense consists primarily of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The decreases in Fuel expense in the second quarter of 2025 and first six months of 2025 were primarily due to the impact of lower fuel prices of $75 million and $86 million, respectively, which includes lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025. The decreases were partially offset by an increase in workload, as measured by GTMs.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increases in Materials expense in the second quarter and in the first six months of 2025 were primarily due to:
•higher locomotive material costs due to a new parts agreement insourcing a subset of maintenance work with a favourable offset in "Purchased services and other" effective in the fourth quarter of 2024;
•increased safety material costs; and
•higher freight car maintenance.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense in the second quarter of 2025 was primarily due to:
•slower cycle times;
•the impact of cost inflation; and
•greater usage of other railways' freight cars.

The increase in Equipment rents expense in the first six months of 2025 was primarily due to:
•slower cycle times;
•greater usage of other railways' freight cars;
•the impact of change in FX of $7 million; and
•the impact of cost of inflation.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession granted by the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the second quarter of 2025, compared to the same period in 2024, was primarily due to a larger depreciable asset base increasing depreciation by $18 million.

The increase in Depreciation and amortization expense in the first six months of 2025, compared to the same period in 2024, was primarily due to a larger depreciable asset base increasing depreciation by $38 million and the unfavourable impact of the change in FX of $21 million.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance premiums. The decrease in Purchased services and other expense in the second quarter of 2025 was primarily due to:
•lower third-party locomotive costs due to insourcing and a new parts agreement embedded in "Materials" effective in the fourth quarter of 2024;
•lower acquisition-related costs; and
•lower terminal service costs.

The decrease in Purchased services and other expense in the first six months of 2025 was primarily due to:
•lower third-party locomotive costs due to insourcing and a new parts agreement embedded in "Materials" effective in the fourth quarter of 2024;
•a decrease in casualty incident costs; and
•lower acquisition-related costs.

This decrease was partially offset by:
•a one-time fee of $34 million (U.S. $25 million) received in 2024 in connection with the Company's agreement to waive a departing executive's non-competition agreement with respect to their employment with Norfolk Southern Corporation;
•the impact of cost inflation;
•the impact of the change in FX of $10 million; and
•higher environmental management expenses.

Other Income Statement Items

Other Income

Other income consists of gains and losses from the change in FX on cash and working capital, the impact of foreign currency forwards, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other Income was $16 million in the second quarter of 2025, a decrease of $24 million, or 60%, from $40 million in the same period of 2024. The decrease was primarily due to lower equity income of $24 million, driven by the settlement of a property disposition by an equity investee in 2024, and a $16 million gain on debt extinguishment in 2024. This decrease was offset by a $16 million net FX gain from the re-measurement of cash and working capital denominated in Mexican pesos and U.S. dollars compared to a net FX loss on the re-measurement in the same period of 2024.

Other Income was $9 million in the first six months of 2025, a decrease of $33 million, or 79%, from $42 million in the same period of 2024. The decrease was primarily due to lower equity income of $26 million, driven by the settlement of a property disposition by an equity investee in 2024 and a $16 million gain on debt extinguishment in 2024. This decrease was partially offset by an FX loss of $4 million on forward contracts to sell Mexican pesos and buy U.S. dollars in 2024 (see Item 1. Financial Statements, Note 10 Financial Instruments for details) and a $10 million FX gain from the re-measurement of cash and working capital denominated in Mexican pesos and U.S. dollars compared to a net FX loss in the same period in 2024.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery are related to the Company's defined benefit pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery were $107 million and $214 million for the three and six months ended June 30, 2025, an increase of $19 million or 22%, and $38 million or 22%, respectively, compared to the same periods of 2024. These increases were primarily due to an increase in the expected return on plan assets for the three and six months ended June 30, 2025 of $9 million and $18 million, respectively, and a decrease in the recognized net actuarial loss of $9 million and $17 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt, short-term debt, and finance leases. Net interest expense was $208 million in the second quarter of 2025, an increase of $8 million, or 4%, from $200 million in the same period of 2024. The increase was primarily due to interest of $24 million incurred on long-term notes issue during the quarter. This increase was partially offset by lower interest costs of $15 million following the repayment of maturing long-term debt.

Net interest expense was $424 million in the first six months of 2025, an increase of $18 million, or 4%, from $406 million in the same period of 2024. The increase was primarily due to interest of $39 million incurred on short-term borrowings and long-term notes issued during the period along with the unfavourable impact of the change in FX of $15 million. This increase was partially offset by lower interest costs of $30 million following the repayment of maturing long-term debt.

Gain on Sale of Equity Investment

On April 1, 2025, CPKC sold its 50% equity method investment in the PCRC to APM Terminals. The Company recognized a pre-tax gain of U.S. $232 million ($333 million). See item 1, Financial Statements Note 4 Gain on sale of equity investment for further details.

Income Tax Expense

Income tax expense was $357 million and $649 million in the second quarter and first six months of 2025, an increase of $65 million or 22%, and $98 million or 18%, from $292 million and $551 million in the same periods of 2024, respectively. The increases were primarily due to income tax expense on a gain on sale of an equity investment of $51 million and higher taxable earnings.

The effective tax rates for the second quarter and first six months of 2025 were 22.45% and 23.26%, respectively, compared to 24.40% and 24.72% for the same periods in 2024. The Core adjusted effective income tax rate for the second quarter and first six months of 2025 was 24.50%, compared to 25.00% for the same periods in 2024. The Company's 2025 Core adjusted effective tax rate is expected to be approximately 24.50%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future or past financial trends either by nature or amount. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes KCS purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The outlook for the Company’s 2025 Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2024 Annual Report on Form 10-K. Refer also to "Forward-Looking Statements" below for further details.

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

In the second quarter of 2025, the U.S. dollar strengthened to an average rate of $1.38 Canadian/U.S. dollar and the Mexican Peso weakened to an average rate of Ps. 14.09 Mexican Peso/Canadian dollar, compared to $1.37 Canadian/U.S. dollar and Ps. 12.61 Mexican Peso/Canadian dollar in the second quarter of 2024, resulting in a decrease in "Total revenues" of $2 million, a decrease in "Total operating expenses" of $14 million, and an increase in "Net interest expense" of $3 million from the same period of 2024.

In the first six months of 2025, the U.S. dollar strengthened to an average rate of $1.41 Canadian/U.S. dollar and the Mexican peso weakened to an average rate of Ps. 14.16 Mexican Peso/Canadian dollar, compared to $1.36 Canadian/U.S. dollar and Ps. 12.61 Mexican Peso/Canadian dollar in the first six months of 2024, resulting in an increase in "Total revenues" of $113 million, an increase in "Total operating expenses" of $42 million, and an increase in "Net interest expense" of $15 million from the same period of 2024.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts "Total revenues" by approximately $76 million (December 31, 2024 – approximately $76 million), negatively (or positively) impacts "Total operating expenses" by approximately $42 million (December 31, 2024 – approximately $43 million), and negatively (or positively) impacts "Net interest expense" by approximately $5 million (December 31, 2024 – approximately $6 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts "Total revenues" by approximately $7 million (December 31, 2024 – approximately $6 million) and negatively (or positively) impacts "Total operating expenses" by approximately $7 million (December 31, 2024 – approximately $6 million).

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

In the second quarter of 2025, the unfavourable impact of fuel prices on "Operating income" was $25 million. Lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, and the unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in "Total revenues" of $100 million. Lower fuel prices, which includes lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, resulted in a decrease in "Total operating expenses" of $75 million from the same period of 2024.

In the first six months of 2025, the unfavourable impact of fuel prices on "Operating income" was $47 million. Lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, and the unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in "Total revenues" of $133 million. Lower fuel prices, which includes lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, resulted in a decrease in "Total operating expenses" of $86 million from the same period of 2024.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's Operating expenses because share-based compensation liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with the ticker symbol "CP".

In the second quarter of 2025, the change in Common Share price resulted in an increase in stock-based compensation expense of $22 million, a change of $43 million, compared to a recovery of $21 million in the same period of 2024.

In the first six months of 2025, the change in Common Share price resulted in an increase in stock-based compensation expense of $13 million, a change of $13 million, compared to no impact in the same period of 2024 as the Common Share price stayed the same.

Based on information available at June 30, 2025 and expectations for 2025 share-based grants, for every $1.00 change in the Company's Common Share price, stock-based compensation expense has a corresponding change of approximately $2.3 million to $2.6 million (December 31, 2024 - approximately $1.9 million to $2.7 million). This excludes the impact of changes in Common Share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation expense may also be impacted by non-market performance conditions.

Additional information concerning stock-based compensation is included in Item 1. Financial Statements, Note 13 Stock-based compensation.

Liquidity and Capital Resources

The Company's primary sources of liquidity include its Cash and cash equivalents, commercial paper program, revolving credit facility, and bilateral letter of credit facilities. The Company believes that these sources as well as cash flow generated through operations and existing debt capacity are adequate to meet its short-term and long-term cash requirements. The Company is not aware of any material trends, events, or uncertainties that would create any deficiencies in the Company's liquidity.

As at June 30, 2025, the Company had $799 million of Cash and cash equivalents compared to $739 million at December 31, 2024.

During the three months ended June 30, 2025, the Company issued $500 million 4.00% 7-year unsecured notes due June 13, 2032 for net proceeds of approximately $498 million, $600 million 4.40% 10.5-year unsecured notes due January 13, 2036 for net proceeds of approximately $598 million, and $300 million 4.80% 30-year unsecured notes due June 13, 2055 for net proceeds of approximately $296 million.

In addition to the second quarter issuances, during the six months ended June 30, 2025, the Company issued U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030 for net proceeds of U.S. $596 million ($857 million) and U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035 for net proceeds of U.S. $593 million ($853 million). The Company also entered into, and fully repaid, a U.S. $500 million unsecured non-revolving term credit facility.

The Company's revolving credit facility agreement (the "facility") consists of a five-year U.S. $1.1 billion tranche maturing June 25, 2029 and a two-year U.S. $1.1 billion tranche maturing June 25, 2026. As at June 30, 2025, the facility was undrawn. As at December 31, 2024 the Company had U.S. $200 million ($288 million) drawn from the two-year U.S. $1.1 billion tranche, which was subsequently repaid in full during the first quarter of 2025. The Company presents draws and repayments on the facility in the Interim Consolidated Statements of Cash Flows on a net basis.

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. The Company's existing commercial paper program is backed by the revolving credit facility. As at June 30, 2025, the Company had total commercial paper borrowings outstanding of U.S. $250 million ($341 million) (December 31, 2024 - U.S. $1,102 million ($1,586 million)).

The Company has bilateral letter of credit facilities with six financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Interim Consolidated Balance Sheets. As at June 30, 2025, the Company had $80 million collateral posted on its bilateral letter of credit facilities (December 31, 2024 - $nil) and had letters of credit drawn of $80 million (December 31, 2024 - $95 million) from a total available amount of $300 million.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, capital commitments, supplier purchases, leases, and other long term liabilities.

As at June 30, 2025, other than changes to long-term debt, there have been no material changes in our contractual commitments from the year ended December 31, 2024, a description of which can be found in Contractual Commitments of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K. For further information concerning long-term debt, refer to Item 1. Financial Statements, Note 9 Debt.

Concession Duty

The Company's subsidiary, Kansas City Southern de México, S.A. de C.V. ("CPKCM") has a fifty-year concession, which will expire in 2047 unless the fifty-year renewal option is exercised. Under the concession, CPKCM pays annual concession duties equal to 1.25% of its gross revenues.

Guarantees

The Company accrues provisions for all guarantees that it expects to pay. As at June 30, 2025, these provisions amounted to $11 million (December 31, 2024 - $8 million).

Cash Flow

Operating Activities

Net cash provided by operating activities increased $77 million and $218 million in the second quarter and the first six months of 2025, respectively, compared to the same periods in 2024. These increases were primarily due to higher cash generating operating income, partially offset by an unfavourable change in working capital.

Investing Activities

Net cash used in investing activities decreased $476 million and in the second quarter of 2025, compared to the same period in 2024. The decrease was primarily due to proceeds received from a sale of an equity investment of $493 million, and a decrease in capital additions. This decrease was partially offset by transaction costs paid on the sale of an equity investment.

Net cash used in investing activities decreased $303 million in the first six months of 2025, compared to the same period in 2024. The decrease was primarily due to proceeds received from the sale of an equity investment of $493 million, partially offset by higher capital additions and transaction costs paid on the sale of an equity investment.

Financing Activities

Net cash used in financing activities increased $437 million in the second quarter of 2025, compared to the same period in 2024. The increase was primarily due to the impact of share repurchases of $1,393 million and higher net repayments of commercial paper of $565 million. This increase was partially offset by net proceeds from debt issuances of $1,392 million resulting from the issuances of $500 million 4.00% 7-year unsecured notes due June 13, 2032, $600 million 4.40% 10.5-year unsecured notes due January 13, 2036, and $300 million 4.80% 30-year unsecured notes due June 13, 2055, and a decrease in repayments of long-term debt of $144 million.

Net cash used in financing activities increased $490 million in the first six months of 2025, compared to the same period in 2024. The increase was primarily due to:
•the impact of share repurchases of $1,740 million;
•higher repayments of short-term borrowings and net repayments of commercial paper of $1,090 million; and
•higher principal repayments on long-term debt driven by repayment of the 2.90% 10-year Notes at maturity.

This increase was partially offset by net proceeds from debt issuances of $3,102 million resulting from the issuances of U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030, U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035, $500 million 4.00% 7-year unsecured notes due June 13, 2032, $600 million 4.40% 10.5-year unsecured notes due January 13, 2036, and $300 million 4.80% 30-year unsecured notes due June 13, 2055.

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

As at June 30, 2025, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2024. During the first quarter of 2025, Moody's Investor Service ("Moody's") upgraded the Company's Long-term debt rating to Baa1. The following table shows the ratings issued for the Company by the rating agencies noted as at June 30, 2025 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at June 30, 2025(1)

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

Supplemental Guarantor Financial Information

Canadian Pacific Railway Company ("CPRC"), a 100%-owned subsidiary of CPKC, is the issuer of certain securities which are fully and unconditionally guaranteed by CPKC on an unsecured basis. The subsidiaries of CPRC do not guarantee the securities and are referred to below as the “Non-Guarantor Subsidiaries”.

As of the date of filing this Quarterly Report on Form 10-Q, CPRC had U.S. $13,666 million principal amount of SEC-registered debt securities outstanding due through 2115 issued in the U.S. pursuant to a trust indenture, and U.S. $30 million and GBP £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $3,700 million principal amount of debt securities outstanding due through 2055 issued in Canada for which CPKC is the guarantor and not subject to the Exchange Act.

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

Statement of Income Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2025	For the year ended December 31, 2024
Total revenues	$3,537	$6,877
Total operating expenses	2,265	4,300
Operating income(1)	1,272	2,577
Less: Other(2)	132	516
Income before income tax expense	1,140	2,061
Net income	$836	$1,496
(1)Includes net lease costs incurred from Non-Guarantor Subsidiaries for the six months ended June 30, 2025 and the year ended December 31, 2024 of $230 million and $462 million, respectively.
(2)Includes Other income, Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheet Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2025	As at December 31, 2024
Assets
Current assets	$1,484	$1,237
Properties	13,406	12,904
Other non-current assets	5,085	4,901

Liabilities
Current liabilities	$2,345	$4,128
Long-term debt	21,087	19,618
Other non-current liabilities	3,997	3,832

Excluded from the Statement of Income and Balance Sheet Information above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2025	For the year ended December 31, 2024
Dividend income from Non-Guarantor Subsidiaries	$321	$622
Return of capital from Non-Guarantor Subsidiaries	—	422

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2025	As at December 31, 2024
Assets
Accounts receivable, intercompany	$289	$263
Short-term advances to affiliates	153	197
Long-term advances to affiliates	9,801	11,351

Liabilities
Accounts payable, intercompany	$330	$230
Short-term advances from affiliates	224	130
Long-term advances from affiliates	3,968	3,968

Share Capital

As of July 29, 2025, the latest practicable date, there were 917,976,339 Common Shares issued and outstanding, which consisted of 13,113 holders of record of the Common Shares, and no Preferred Shares issued and outstanding. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of Common Shares subject to the options. As of July 29, 2025, 5,921,438 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 20,099,497 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Non-GAAP Performance Measures

Management believes these Non-GAAP measures provide meaningful supplemental information about our financial results and improved comparability to past performance because they exclude certain significant items that are not considered indicative of future or past financial trends either by nature or amount. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, adjustments to provisions and settlements of Mexican taxes, a gain on sale of an equity investment, discrete tax items, changes in income tax rates, changes to an uncertain tax item, and certain items outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, restructuring, and employee retention and synergy incentive costs. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company continues to expect to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of the Company's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these

Non-GAAP financial measures may provide additional insight to investors and other external users of the Company's financial information.

In addition, Core adjusted operating ratio and Core adjusted diluted EPS exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, amortization of the change in fair value of debt of KCS assumed on April 14, 2023 (the "Control Date"), and depreciation and amortization of fair value adjustments that are attributable to the non-controlling interest, as recognized within "Depreciation and amortization", "Other income", "Net interest expense", and "Net loss attributable to non-controlling interest", respectively, in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

Significant items that impact Net income attributable to controlling shareholders as reported on a GAAP basis for the first six months of 2025 and 2024 include:

2025:
•in the second quarter, a gain on sale of an equity investment of $333 million ($282 million after current income tax expense of $76 million net of deferred income tax recovery of $25 million) recognized in "Gain on sale of equity investment", that favourably impacted Diluted EPS by 30 cents;
•during the first six months, acquisition-related costs of $39 million in connection with the KCS acquisition ($29 million after current income tax recovery of $10 million), including an expense of $12 million recognized in "Compensation and benefits" primarily related to retention and synergy related incentive compensation costs; $1 million recognized in "Materials"; and $26 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 3 cents as follows:
–in the second quarter, acquisition-related costs of $19 million in connection with the KCS acquisition ($14 million after current income tax recovery of $5 million) including costs of $7 million recognized in "Compensation and benefits"; and $12 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents; and
–in the first quarter, acquisition-related costs of $20 million in connection with the KCS acquisition ($15 million after current income tax recovery of $5 million) including costs of $5 million recognized in "Compensation and benefits"; $1 million recognized in "Materials"; and $14 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents.

2024:
•in the second quarter, a deferred income tax recovery of $3 million due to a decrease in the Arkansas state corporate income tax rate, that had minimal impact on Diluted EPS;
•in the first quarter, adjustments to provisions and settlements of Mexican taxes of $10 million expense ($10 million after deferred income tax recovery) recognized in "Compensation and benefits", that unfavourably impacted Diluted EPS by 1 cent; and
•during the first six months, acquisition-related costs of $54 million in connection with the KCS acquisition ($39 million after current income tax recovery of $15 million), including an expense of $6 million recognized in "Compensation and benefits" primarily related to retention and synergy related incentive compensation costs; $4 million recognized in "Materials"; and $44 million recognized in "Purchased services and other" primarily related to system migration, relocation expenses, legal and consulting fees, that unfavourably impacted Diluted EPS by 4 cents as follows:
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

KCS purchase accounting included in Net income attributable to controlling shareholders as reported on a GAAP basis for the first six months of 2025 and 2024 was as follows:

2025:
•during the first six months, KCS purchase accounting of $187 million ($137 million after deferred income tax recovery of $50 million), including costs of $178 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $10 million recognized in "Net interest expense", $1 million recognized in "Other income", and a recovery of $3 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 14 cents as follows:
–in the second quarter, KCS purchase accounting of $95 million ($70 million after deferred income tax recovery of $25 million), including costs of $91 million recognized in "Depreciation and amortization", $5 million recognized in "Net interest expense", and a recovery of $1 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents; and
–in the first quarter, KCS purchase accounting of $92 million ($67 million after deferred income tax recovery of $25 million), including costs of $87 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other", $5 million recognized in "Net interest expense", $1 million recognized in "Other income", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

2024:
•during the first six months, KCS purchase accounting of $170 million ($123 million after deferred income tax recovery of $47 million), including costs of $161 million recognized in "Depreciation and amortization", $2 million recognized in "Purchased services and other" related to the amortization of equity investments, $10 million recognized in "Net interest expense", $1 million recognized in "Other income", and a recovery of $4 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 13 cents as follows:
–in the second quarter, KCS purchase accounting of $86 million ($62 million after deferred income tax recovery of $24 million), including costs of $82 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other", $5 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 6 cents; and
–in the first quarter, KCS purchase accounting of $84 million ($61 million after deferred income tax recovery of $23 million), including costs of $79 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other", $5 million recognized in "Net interest expense", $1 million recognized in "Other income", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Diluted Earnings per Share

Core adjusted diluted EPS is calculated using Diluted EPS reported on a GAAP basis adjusted for significant items less KCS purchase accounting.

	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Diluted earnings per share as reported	$1.33	$0.97	$2.31	$1.80
Less:
Significant items (pre-tax):
Gain on sale of equity investment	0.36	—	0.36	—
Adjustments to provisions and settlements of Mexican taxes	—	—	—	(0.01)
Acquisition-related costs	(0.02)	(0.03)	(0.04)	(0.06)
KCS purchase accounting	(0.10)	(0.09)	(0.20)	(0.18)
Add:
Tax effect of adjustments(1)	0.03	(0.04)	(0.01)	(0.07)
Core adjusted diluted earnings per share	$1.12	$1.05	$2.18	$1.98
(1) The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 9.45% and 8.67% for the three and six months ended June 30, 2025, and 28.72% and 26.61%for the three and six months ended June 30, 2024, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

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

	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Operating ratio as reported	63.7%	64.8%	64.5%	66.1%
Less:
Adjustments to provisions and settlements of Mexican taxes	—%	—%	—%	0.1%
Acquisition-related costs	0.5%	0.7%	0.5%	0.8%
KCS purchase accounting in Operating expenses	2.5%	2.3%	2.4%	2.3%
Core adjusted operating ratio	60.7%	61.8%	61.6%	62.9%

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

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements typically include words such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, "project", "estimate", "forecast", “plan”, "intend", "target", “will”, “outlook”, "guidance", “should” or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to the most directly comparable GAAP measures without unreasonable efforts, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CPKC has recognized acquisition-related costs, KCS purchase accounting, adjustments to provisions and settlements of Mexican taxes, changes in income tax rates, a gain on the sale of an equity investment, and a change to an uncertain tax item. These or other similar large unforeseen transactions affect CPKC's results on a GAAP basis but may be excluded from CPKC’s Non-GAAP financial measures. Additionally, the U.S.-to-Canadian dollar exchange rate is unpredictable and can have a significant impact on CPKC’s reported results but may be excluded from CPKC’s Non-GAAP financial measures.

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

As at June 30, 2025, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of June 30, 2025 would increase the fair value of the Company's debt as at June 30, 2025 by approximately $1.9 billion (June 30, 2024 - approximately $1.8 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at June 30, 2025, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at June 30, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2025, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company or its subsidiaries may be subject to information requests from U.S. State or Federal environmental regulatory authorities inquiring as to the Company’s compliance or remediation practices in the U.S. In September 2020, the Company received an initial request for information from the U.S. Environmental Protection Agency ("EPA") inquiring into the Company’s compliance with the mobile source provisions of the Clean Air Act (“CAA”). The Company has been providing information in response to the EPA’s initial and follow-up requests, and the EPA has issued Notices of Violations, which preliminarily identify certain categories of alleged non-compliance with civil provisions of the CAA pertaining to locomotives and locomotive engines. In December 2022, the U.S. Department of Justice (“DOJ”) sent a communication requesting a meeting with the Company to discuss potentially resolving any alleged noncompliance which included an initial draft consent decree from the DOJ. That initial meeting occurred in January 2023 and communications are ongoing. Neither the EPA nor the DOJ has issued a final compendium of alleged violations or a final demand for corrective or mitigating actions, and it remains too early to provide a fulsome evaluation of the likely outcome with respect to either the nature of any alleged violations, or the amount of any potential civil penalty. However, any potential civil penalty amount is not anticipated to be material. The Company will continue to fully cooperate and engage in discussions to resolve the matter.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of the Company's 2024 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The Company has established a share repurchase program which is further described in Item 1. Financial Statements, Note 11 Share repurchase. The following table presents the number of Common Shares repurchased during each month of the second quarter of 2025 and the average price paid by CPKC for the repurchase of such Common Shares:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be purchased under the Plans or Programs
Common Stock
April 1-30, 2025	4,392,960	$100.23	4,392,960	29,474,921
May 1-31, 2025	4,675,789	$112.75	4,675,789	24,799,132
June 1-30, 2025	3,813,705	$112.89	3,813,705	20,985,427
Total	12,882,454	$108.52	12,882,454	20,985,427
(1) Includes brokerage fees and applicable tax on share repurchases.

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
The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2025 and 2024; (ii) the Interim Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2025 and 2024; (iii) the Interim Consolidated Balance Sheets at June 30, 2025, and December 31, 2024; (iv) the Interim Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2025 and 2024; (v) the Interim Consolidated Statements of Changes in Equity for the second quarters and first six months ended June 30, 2025 and 2024; and (vi) the Notes to Interim Consolidated Financial Statements.
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

Date: July 30, 2025