Form 10-Q
period 2025-09-30
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2025-10-30
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 28, 2025, there were 900,831,248 of the registrant’s Common Shares issued and outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2025	2024	2025	2024
Revenues (Note 3)
Freight	$3,589	$3,461	$10,945	$10,422
Non-freight	72	88	210	250
Total revenues	3,661	3,549	11,155	10,672
Operating expenses
Compensation and benefits	619	644	1,960	1,946
Fuel	415	419	1,301	1,343
Materials	114	99	362	290
Equipment rents	109	89	311	253
Depreciation and amortization	503	472	1,500	1,412
Purchased services and other	565	623	1,725	1,809
Total operating expenses	2,325	2,346	7,159	7,053

Operating income	1,336	1,203	3,996	3,619
Other expense (income)	8	1	(1)	(41)
Other components of net periodic benefit recovery (Note 12)	(107)	(89)	(321)	(265)
Net interest expense	222	192	646	598
Gain on sale of equity investment (Note 4)	—	—	(333)	—
Income before income tax expense	1,213	1,099	4,005	3,327
Current income tax expense	307	257	921	773
Deferred income tax (recovery) expense	(11)	5	24	40
Income tax expense (Note 5)	296	262	945	813
Net income	$917	$837	$3,060	$2,514
Net loss attributable to non-controlling interest	(3)	—	(4)	(3)
Net income attributable to controlling shareholders	$920	$837	$3,064	$2,517

Earnings per share (Note 6)
Basic earnings per share	$1.01	$0.90	$3.32	$2.70
Diluted earnings per share	$1.01	$0.90	$3.32	$2.69

Weighted-average number of shares (millions) (Note 6)
Basic	910.4	933.2	922.4	932.8
Diluted	911.4	935.3	923.4	934.8

Dividends declared per share	$0.228	$0.190	$0.646	$0.570
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2025	2024	2025	2024
Net income	$917	$837	$3,060	$2,514
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	654	(423)	(1,104)	577
Change in derivatives designated as cash flow hedges	—	1	1	5
Change in pension and post-retirement defined benefit plans	3	12	8	35
Other comprehensive income (loss) from equity investees	3	(5)	6	(7)
Other comprehensive income (loss) before income taxes	660	(415)	(1,089)	610
Income tax recovery (expense)	12	(7)	(23)	(1)
Other comprehensive income (loss)	672	(422)	(1,112)	609
Comprehensive income	$1,589	$415	$1,948	$3,123
Comprehensive income (loss) attributable to non-controlling interest	18	(15)	(38)	16
Comprehensive income attributable to controlling shareholders	$1,571	$430	$1,986	$3,107
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2025	2024
Assets
Current assets
Cash and cash equivalents	$411	$739
Accounts receivable, net (Note 8)	2,118	1,968
Materials and supplies	485	457
Other current assets	259	220
	3,273	3,384
Investments (Note 4)	472	586
Properties	55,615	56,024
Goodwill	18,724	19,350
Intangible assets	2,979	3,146
Pension asset	4,880	4,586
Other assets	746	668
Total assets	$86,689	$87,744
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,900	$2,842
Long-term debt maturing within one year (Note 9, 10)	2,301	2,819
	5,201	5,661
Pension and other benefit liabilities	547	548
Other long-term liabilities	944	867
Long-term debt (Note 9, 10)	21,590	19,804
Deferred income taxes	11,748	11,974
Total liabilities	40,030	38,854
Shareholders’ equity
Share capital	24,815	25,689
Additional paid-in capital	106	94
Accumulated other comprehensive income (Note 7)	1,602	2,680
Retained earnings	19,175	19,429
	45,698	47,892
Non-controlling interest	961	998
Total equity	46,659	48,890
Total liabilities and equity	$86,689	$87,744
See Contingencies (Note 14).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2025	2024	2025	2024
Operating activities
Net income	$917	$837	$3,060	$2,514
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	503	472	1,500	1,412
Deferred income tax (recovery) expense	(11)	5	24	40
Pension recovery and funding (Note 12)	(93)	(79)	(283)	(230)
Gain on sale of equity investment (Note 4)	—	—	(333)	—
Settlement of Mexican taxes (Note 5)	—	(2)	(12)	(2)
Settlement of foreign currency forward contracts (Note 10)	—	—	—	(65)
Other operating activities, net	(55)	59	(27)	(9)
Changes in non-cash working capital balances related to operations	13	(20)	(144)	(95)
Net cash provided by operating activities	1,274	1,272	3,785	3,565
Investing activities
Additions to properties	(860)	(748)	(2,314)	(2,083)
Additions to Meridian Speedway properties	(7)	(9)	(31)	(29)
Proceeds from sale of properties and other assets	1	9	16	19
Proceeds from sale of equity investment (Note 4)	—	—	493	—
Other investing activities, net	(16)	(12)	(67)	9
Net cash used in investing activities	(882)	(760)	(1,903)	(2,084)
Financing activities
Dividends paid	(205)	(177)	(592)	(532)
Issuance of Common Shares	14	13	52	55
Purchase of Common Shares (Note 11)	(1,805)	—	(3,545)	—
Repayment of long-term debt, excluding commercial paper (Note 9)	(5)	(89)	(945)	(309)
Issuance of long-term debt, excluding commercial paper (Note 9)	—	—	3,102	—
Net issuance (repayment) of commercial paper (Note 9)	1,221	(343)	46	(705)
Net repayment of short term borrowings (Note 9)	—	—	(277)	—
Other financing activities, net	(2)	—	(8)	—
Net cash used in financing activities	(782)	(596)	(2,167)	(1,491)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	2	(10)	(43)	9
Cash position
Net decrease in cash and cash equivalents	(388)	(94)	(328)	(1)
Cash and cash equivalents at beginning of period	799	557	739	464
Cash and cash equivalents at end of period	$411	$463	$411	$463

Supplemental cash flow information
Income taxes paid	$204	$173	$850	$724
Interest paid	$192	$157	$606	$563
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended September 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at July 1, 2025	917.9	$25,285	$105	$951	$19,863	$46,204	$943	$47,147
Net income (loss)	—	—	—	—	920	920	(3)	917
Other comprehensive income (Note 7)	—	—	—	651	—	651	21	672
Dividends declared ($0.228 per share)	—	—	—	—	(205)	(205)	—	(205)
Effect of stock-based compensation expense	—	—	5	—	—	5	—	5
Common Shares repurchased (Note 11)	(17.0)	(489)	—	—	(1,403)	(1,892)	—	(1,892)
Shares issued under stock option plan	0.2	19	(4)	—	—	15	—	15
Balance as at September 30, 2025	901.1	$24,815	$106	$1,602	$19,175	$45,698	$961	$46,659
Balance as at July 1, 2024	933.1	$25,655	$93	$379	$17,745	$43,872	$951	$44,823
Net income	—	—	—	—	837	837	—	837
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss (Note 7)	—	—	—	(407)	—	(407)	(15)	(422)
Dividends declared ($0.190 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	4	—	—	4	—	4
Shares issued under stock option plan	0.2	17	(3)	—	—	14	—	14
Balance as at September 30, 2024	933.3	$25,672	$94	$(28)	$18,405	$44,143	$937	$45,080

	For the nine months ended September 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive Income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at January 1, 2025	933.5	$25,689	$94	$2,680	$19,429	$47,892	$998	$48,890
Net income (loss)	—	—	—	—	3,064	3,064	(4)	3,060
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss (Note 7)	—	—	—	(1,078)	—	(1,078)	(34)	(1,112)
Dividends declared ($0.646 per share)	—	—	—	—	(592)	(592)	—	(592)
Effect of stock-based compensation expense	—	—	25	—	—	25	—	25
Common Shares repurchased (Note 11)	(33.4)	(939)	—	—	(2,726)	(3,665)	—	(3,665)
Shares issued under stock option plan	1.0	65	(13)	—	—	52	—	52
Balance as at September 30, 2025	901.1	$24,815	$106	$1,602	$19,175	$45,698	$961	$46,659
Balance as at January 1, 2024	932.1	$25,602	$88	$(618)	$16,420	$41,492	$919	$42,411
Net income (loss)	—	—	—	—	2,517	2,517	(3)	2,514
Contribution from non-controlling interest	—	—	—	—	—	—	2	2
Other comprehensive income (Note 7)	—	—	—	590	—	590	19	609
Dividends declared ($0.570 per share)	—	—	—	—	(532)	(532)	—	(532)
Effect of stock-based compensation expense	—	—	20	—	—	20	—	20
Shares issued under stock option plan	1.2	70	(14)	—	—	56	—	56
Balance as at September 30, 2024	933.3	$25,672	$94	$(28)	$18,405	$44,143	$937	$45,080
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

2    Accounting changes

Recently adopted accounting standards

The accounting standards that have become effective during the three and nine months ended September 30, 2025 did not have a material impact on the Interim Consolidated Financial Statements.

Accounting standards not yet adopted

Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations when they are adopted.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2025	2024	2025	2024
Grain	$702	$668	$2,233	$2,063
Coal	255	248	768	693
Potash	167	144	490	461
Fertilizers and sulphur	102	91	314	298
Forest products	193	198	605	603
Energy, chemicals and plastics	701	712	2,171	2,109
Metals, minerals and consumer products	458	443	1,350	1,347
Automotive	343	333	988	956
Intermodal	668	624	2,026	1,892
Total freight revenues	3,589	3,461	10,945	10,422
Non-freight excluding leasing revenues	45	42	130	148
Revenues from contracts with customers	3,634	3,503	11,075	10,570
Leasing revenues	27	46	80	102
Total revenues	$3,661	$3,549	$11,155	$10,672

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

5    Income taxes

The effective income tax rate including discrete items for the three and nine months ended September 30, 2025 was 24.34% and 23.58%, respectively, compared to 23.88% and 24.44%, respectively for the same periods in 2024.

For the three months ended September 30, 2025, the effective income tax rate was 24.50%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $97 million and acquisition-related costs of $13 million, both related to the Kansas City Southern ("KCS") acquisition.

For the three months ended September 30, 2024, the effective income tax rate was 24.24%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $90 million and acquisition-related costs of $36 million, both related to the KCS acquisition, and adjustments to provisions and settlements of Mexican taxes of $7 million recovery recognized in "Compensation and benefits".

For the nine months ended September 30, 2025, the effective income tax rate was 24.50%, excluding the discrete items of a gain on sale of an equity investment of $333 million, amortization of the fair value adjustments associated with purchase accounting of $287 million and acquisition-related costs of $52 million, both related to the KCS acquisition.

For the nine months ended September 30, 2024, the effective income tax rate was 24.75%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $264 million and acquisition-related costs of $90 million, both related to the KCS acquisition, adjustments to provisions and settlements of Mexican taxes of $3 million expense recognized in "Compensation and benefits", and a deferred income tax recovery of $3 million on the Arkansas state corporate income tax rate change.

Mexican Tax Settlements

During the nine months ended September 30, 2025, the Company received final audit letters for Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") for 2021 and a payment of $11 million was made in respect of that year.

2014 Tax Assessment

CPKCM's 2014 Tax Assessment is currently in litigation (see Note 14).

6    Earnings per share

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to controlling shareholders	$920	$837	$3,064	$2,517
Weighted-average basic shares outstanding	910.4	933.2	922.4	932.8
Dilutive effect of stock options	1.0	2.1	1.0	2.0
Weighted-average diluted shares outstanding	911.4	935.3	923.4	934.8
Earnings per share - basic	$1.01	$0.90	$3.32	$2.70
Earnings per share - diluted	$1.01	$0.90	$3.32	$2.69

For the three and nine months ended September 30, 2025, there were 2.2 million and 1.8 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and nine months ended September 30, 2024 - 0.5 million and 0.5 million, respectively).

7    Changes in Accumulated other comprehensive income ("AOCI") by component

Changes in AOCI and Accumulated other comprehensive loss ("AOCL") attributable to controlling shareholders, net of tax, by component are as follows:

	For the three months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, July 1, 2025	$1,678	$11	$(736)	$(2)	$951
Other comprehensive income before reclassifications	646	—	—	3	649
Amounts reclassified from AOCI	—	(1)	3	—	2
Net other comprehensive income (loss)	646	(1)	3	3	651
Balance as at September 30, 2025	$2,324	$10	$(733)	$1	$1,602
Opening balance, July 1, 2024	$1,816	$8	$(1,446)	$1	$379
Other comprehensive loss before reclassifications	(412)	—	—	(5)	(417)
Amounts reclassified from AOCL	—	1	9	—	10
Net other comprehensive (loss) income	(412)	1	9	(5)	(407)
Balance as at September 30, 2024	$1,404	$9	$(1,437)	$(4)	$(28)

	For the nine months ended September 30
	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2025	$3,413	$10	$(738)	$(5)	$2,680
Other comprehensive loss before reclassifications	(1,089)	—	—	6	(1,083)
Amounts reclassified from AOCI	—	—	5	—	5
Net other comprehensive (loss) income	(1,089)	—	5	6	(1,078)
Balance as at September 30, 2025	$2,324	$10	$(733)	$1	$1,602
Opening balance, January 1, 2024	$837	$5	$(1,463)	$3	$(618)
Other comprehensive income (loss) before reclassifications	567	—	—	(7)	560
Amounts reclassified from AOCL	—	4	26	—	30
Net other comprehensive income (loss)	567	4	26	(7)	590
Balance as at September 30, 2024	$1,404	$9	$(1,437)	$(4)	$(28)

8    Accounts receivable, net

(in millions of Canadian dollars)	As at September 30, 2025	As at December 31, 2024
Total accounts receivable	$2,247	$2,066
Allowance for credit losses	(129)	(98)
Total accounts receivable, net	$2,118	$1,968

9    Debt

During the nine months ended September 30, 2025, the Company repaid, at maturity, the remaining balance of U.S. $642 million ($930 million) on its 2.90% 10-year notes.

Issuance of long-term debt

During the nine months ended September 30, 2025, the Company issued $500 million 4.00% 7-year unsecured notes due June 13, 2032 for net proceeds of $498 million, $600 million 4.40% 10.5-year unsecured notes due January 13, 2036 for net proceeds of $598 million, $300 million 4.80% 30-year unsecured notes due June 13, 2055 for net proceeds of $296 million, U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030 for net proceeds of U.S. $596 million ($857 million), and U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035 for net proceeds of U.S. $593 million ($853 million).

The issued notes pay interest semi-annually and carry a negative pledge.

Term credit facility

During the nine months ended September 30, 2025, the Company entered into, and fully repaid, a U.S. $500 million unsecured non-revolving term credit facility (the "term facility"). The Company presents draws and repayments on its term facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Credit facility

Effective August 20, 2025, the Company amended its revolving credit facility agreement (the "facility") to extend the maturity dates of its five-year U.S. $1.1 billion facility and two-year U.S. $1.1 billion facility to June 25, 2030 and June 25, 2027, respectively. As at September 30, 2025, the facility was undrawn. As at December 31, 2024, the Company had U.S. $200 million ($288 million) drawn from the two-year U.S. $1.1 billion facility, which was subsequently repaid in full during the first quarter of 2025. The Company presents draws and repayments on the facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Commercial paper program

The Company has a commercial paper program, under which it may issue up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $2.2 billion facility. As at September 30, 2025, the Company had total commercial paper borrowings outstanding of U.S. $1,138 million ($1,584 million) recognized in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2024 - U.S. $1,102 million ($1,586 million)). The weighted-average interest rate on these borrowings as at September 30, 2025 was 4.43% (December 31, 2024 - 4.75%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $22,306 million as at September 30, 2025 (December 31, 2024 - $20,749 million), had a fair value of $21,115 million (December 31, 2024 - $18,911 million).

B. Financial risk management

Foreign exchange ("FX") management

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge for the three and nine months ended September 30, 2025 was an unrealized FX loss of $123 million and unrealized FX gain of $182 million, respectively (three and nine months ended September 30, 2024 - unrealized FX gain of $56 million and unrealized FX loss of $88 million, respectively) recognized in “Other comprehensive income (loss)”.

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

On January 12, 2024, the Company settled all outstanding foreign currency forward contracts, resulting in a cash outflow of $65 million. During the nine months ended September 30, 2025, the Company recognized $nil related to FX currency forwards (three and nine months ended September 30, 2024 - loss of $4 million). As of September 30, 2025 the Company had no outstanding foreign currency forward contracts (December 31, 2024 - $nil).

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

In accordance with Canadian tax legislation, the Company has accrued for a 2% tax on the fair market value of shares repurchased (net of qualifying issuances of equity) as a direct cost of Common Share repurchases recognized in Shareholders’ equity. During the three and nine months ended September 30, 2025, the Company has accrued a liability of $37 million and $70 million, respectively, for the tax due on the net share repurchases made, payable within the first quarter of the following year.

The following table provides activities under the share repurchase program:

	For the three months ended September 30	For the nine months ended September 30
	2025	2025
Number of Common Shares repurchased(1)	17,726,296	34,089,408
Weighted-average price per share(2)	$106.74	$107.51
Amount of repurchase (in millions of Canadian dollars)(1)(2)	$1,892	$3,665
(1) Includes shares repurchased but not yet cancelled at end of period.
(2) Includes brokerage fees and applicable tax on share repurchases.

12    Pension and other benefits

During the three and nine months ended September 30, 2025, the Company made contributions to its defined benefit pension plans of $3 million and $11 million, respectively (three and nine months ended September 30, 2024 - $5 million and $10 million, respectively).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended September 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Current service cost	$22	$21	$3	$3	$25	$24
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	117	116	5	6	122	122
Expected return on plan assets	(232)	(223)	—	—	(232)	(223)
Recognized net actuarial loss	1	10	—	—	1	10
Amortization of prior service costs	2	2	—	—	2	2
Total other components of net periodic benefit (recovery) cost	(112)	(95)	5	6	(107)	(89)
Net periodic benefit (recovery) cost	$(90)	$(74)	$8	$9	$(82)	$(65)

	For the nine months ended September 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Current service cost	$64	$63	$10	$9	$74	$72
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	350	350	16	18	366	368
Expected return on plan assets	(695)	(668)	—	—	(695)	(668)
Recognized net actuarial loss (gain)	5	30	(1)	—	4	30
Amortization of prior service costs	4	5	—	—	4	5
Total other components of net periodic benefit (recovery) cost	(336)	(283)	15	18	(321)	(265)
Net periodic benefit (recovery) cost	$(272)	$(220)	$25	$27	$(247)	$(193)

13    Stock-based compensation

As at September 30, 2025, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and nine months ended September 30, 2025 of $4 million and $96 million, respectively (three and nine months ended September 30, 2024 - expense of $52 million and $120 million, respectively).

Stock options plan

In the nine months ended September 30, 2025, under the Company’s stock options plan, the Company issued 967,335 options at the weighted-average price of $110.48 per share, based on the closing price on the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire seven years from the grant date.

Under the fair value method, the fair value of the stock options at the grant date was approximately $28 million.

Performance share unit plans

During the nine months ended September 30, 2025, the Company issued 611,516 Performance Share Units ("PSUs") with a grant date fair value of $68 million and 24,149 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into Deferred Share Units ("DSUs") pursuant to the DSU plan, are eligible for a 25% Company match if the employee has not exceeded their Common Share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for all PSUs and all PDSUs granted in the nine months ended September 30, 2025 is January 1, 2025 to December 31, 2027 and the performance factors are Free Cash Flow ("FCF") and Total Shareholder Return ("TSR") compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways.

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

14    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending as at September 30, 2025 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to an expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. Summary judgement motion was argued and taken under advisement on June 9, 2022. On May 23, 2023, the case management judge stayed the proceedings pending the outcome of the appeal in the Canadian consolidated claims. On April 18, 2025, the Court lifted the stay and ordered briefing concerning the Company’s request for summary judgement based on the preclusive effect of matters decided in other Lac-Mégantic cases. The Court will address that basis for summary judgement first, then will address other arguments for summary judgement, if necessary, afterwards. On October 8, 2025, the Court heard the Company's summary judgement motion. The Court's decision is pending.

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

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgement motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgement and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgement motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgement reduction provisions did not require trial, and were fully briefed in 2024. On January 5, 2024, the Court issued its decision finding that the Company was liable for approximately U.S. $3.9 million plus pre-judgement interest, but declined to determine whether judgement reduction provisions were applicable, referring the parties to a court in Maine on that issue. On January 18, 2024, the Company filed a motion for reconsideration for the Court to apply the judgement reduction provisions. On January 19, 2024, the trustee for the wrongful death trust filed a Notice of Appeal for the January 5, 2024 decision, as well as prior decisions. On February 23, 2024, the Court denied the Company’s motion for reconsideration, again referring the parties to a court in Maine to apply the judgement reduction provision. On March 6, 2024, the Company filed its notice of appeal of this latest ruling, as well as prior decisions. The appeal was heard on March 18, 2025. On July 3, 2025, the U.S. Eighth Circuit Court of Appeals unanimously allowed the Company’s appeal, reversing the district court decision and remanding the matter back to the district court for a complete reduction of the judgement against the Company. On July 17, 2025, the trustee for the wrongful death trust petitioned the U.S. Eighth Circuit Court of Appeals for a rehearing. On August 7, 2025, the U.S. Eighth Circuit Court of Appeals denied the petition for a rehearing.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, the Company denies liability and is vigorously defending these proceedings.

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court had not provided any indication of how the damages, which were estimated to total approximately $232 million as at June 30, 2025, should be apportioned between the Company and Alberta. On November 17, 2022, the Company filed an appeal of the Court’s decision. On April 11, 2024, the Court of Appeal of Alberta ("ABCA") stayed the judgement pending the outcome of the appeal. On September 10, 2024, the ABCA heard the Company's appeal and reserved its decision. On July 2, 2025, the ABCA unanimously allowed the Company’s appeal and set aside the trial judgement and costs order. A majority of the ABCA ordered a new trial in the Court of King’s Bench. On September 26, 2025, Remington sought leave to appeal the ABCA’s decision to the Supreme Court of Canada.

2014 tax assessment

On April 13, 2022, the Servicio de Administracion Tributaria ("SAT") delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at September 30, 2025, the 2014 Assessment, including inflation, interest, and penalties was Ps.6,471 million ($490 million).

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

On October 10, 2022, CPKCM submitted an annulment lawsuit (the "Annulment Lawsuit") before the Federal Administrative Court (the "Administrative Court"), challenging the 2014 Assessment, its notification, and the Administrative Appeal Resolution. On April 24, 2024, the Administrative Court resolved the Annulment Lawsuit, confirming the Administrative Appeal Resolution and the 2014 Assessment (the "Administrative Court Resolution").

On June 21, 2024, CPKCM challenged the Administrative Court Resolution by submitting an Amparo appeal (Demanda de Amparo) before the Collegiate Circuit Courts (Tribunales Colegiados de Circuito). On June 4, 2025, the Twenty Third Collegiate Court of the First Circuit (the "Circuit Court") unanimously granted CPKCM’s Amparo petition, vacating the prior decision and sending the matter back to the Administrative Court with an order to issue a new resolution addressing CPKCM’s arguments that were presented in the Annulment Lawsuit. On June 25, 2025, the Administrative Court resolved the Annulment Lawsuit unfavourably to CPKCM (the "2025 Administrative Court Resolution"). On August 19, 2025, CPKCM submitted a new Amparo appeal challenging the 2025 Administrative Court Resolution. On September 8, 2025, the Circuit Court admitted the Amparo appeal submitted by CPKCM. CPKCM expects to prevail based on the technical merits of its case.

On August 20, 2025, derived from the submission of the Amparo appeal, the Administrative Court issued a resolution granting an injunction against the enforcement and collection of the 2014 Assessment, as long as the 2014 Assessment is duly guaranteed.

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

The expense recognized in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three and nine months ended September 30, 2025 was $3 million and $7 million respectively (three and nine months ended September 30, 2024 - $2 million and $6 million, respectively). Provisions for environmental remediation costs are recognized in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recognized in “Accounts payable and accrued liabilities”. The total amount provided as at September 30, 2025 was $250 million (December 31, 2024 - $257 million). Payments are expected to be made over 10 years through 2034.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes as at and for the three and nine months ended September 30, 2025 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2024 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "CPKC", "the Company" or "our" are to Canadian Pacific Kansas City Limited ("CPKC") and its subsidiaries.

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

Executive Summary

Third Quarter of 2025 Results

•Total revenues were $3,661 million, an increase of 3% compared to $3,549 million in 2024. The increase was primarily due to higher volumes as measured by revenue ton-miles ("RTMs"), partially offset by a decrease in freight revenue per RTM.
•Diluted earnings per share ("EPS") was $1.01, an increase of 12% compared to $0.90 in 2024.
•Core adjusted diluted EPS was $1.10, an increase of 11% compared to $0.99 in 2024.
•Operating ratio was 63.5%, a 260 basis point improvement from 66.1% in 2024.
•Core adjusted operating ratio was 60.7%, a 220 basis point improvement from 62.9% in 2024.

Core adjusted diluted EPS and Core adjusted operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2025	2024	% Change	2025	2024	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	100,310	94,869	6	300,695	287,257	5
Train miles (thousands)	11,589	11,257	3	35,353	34,776	2
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.021	1.016	—	1.040	1.036	—
Total employees (average)	20,067	20,164	—	19,985	20,201	(1)

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the third quarter of 2025 was primarily due to higher volumes of Intermodal, Grain, Potash, Coal, and Automotive.

The increase in GTMs in the first nine months of 2025 was primarily due to higher volumes of Intermodal, Grain, Potash, Coal, Energy, chemicals and plastics, excluding crude, and Automotive, partially offset by lower volumes of crude.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles in the third quarter of 2025 reflected the impact of a 6% increase in workload (GTMs), partially offset by a 2% increase in average train weights, which was primarily due to moving longer and heavier Grain trains as well as moving proportionally higher volumes of Grain and Potash, which are heavier commodities.

The increase in train miles in the first nine months of 2025 reflected the impact of a 5% increase in workload (GTMs) partially offset by a 2% increase in average train weights, which was primarily due to an improvement in operating plan efficiency and moving longer and heavier Grain and Potash trains.

Fuel efficiency is defined as U.S. gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. Fuel efficiency in the third quarter of 2025 and in the first nine months of 2025 remained flat compared to the third quarter of 2024 and the first nine months of 2024.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver of total compensation and benefits costs. The decrease in the average number of total employees in the third quarter and in the first nine months of 2025 was primarily due to efficient resource planning.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results for the three and nine months ended September 30, 2025 and the comparative periods in 2024.

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2025	2024	2025	2024
Financial Performance
Total revenues	$3,661	$3,549	$11,155	$10,672
Operating income	1,336	1,203	3,996	3,619
Net income attributable to controlling shareholders	920	837	3,064	2,517
Basic EPS	1.01	0.90	3.32	2.70
Diluted EPS	1.01	0.90	3.32	2.69
Core adjusted diluted EPS(1)	1.10	0.99	3.28	2.96
Dividends declared per share	0.228	0.190	0.646	0.570
Financial Ratios
Operating ratio(2)	63.5%	66.1%	64.2%	66.1%
Core adjusted operating ratio(1)	60.7%	62.9%	61.3%	62.9%
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

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$3,589	$3,461	$128	4
Non-freight revenues (in millions)	72	88	(16)	(18)
Total revenues (in millions)	$3,661	$3,549	$112	3
Carloads (in thousands)	1,132.2	1,092.1	40.1	4
Revenue ton-miles (in millions)	54,200	51,520	2,680	5
Freight revenue per carload (in dollars)	$3,170	$3,169	$1	—
Freight revenue per revenue ton-mile (in cents)	6.62	6.72	(0.10)	(1)

Total Revenues
The increase in Freight revenues in the third quarter of 2025 was primarily due to higher volumes as measured by RTMs, partially offset by a decrease in freight revenue per RTM. The decrease in Non-freight revenues was primarily due to lower leasing revenues.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the third quarter of 2025 was primarily due to higher volumes of Intermodal, Grain, Potash, Coal, and Automotive.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The decrease in freight revenue per RTM in the third quarter of 2025 was primarily due to the unfavourable impact of lower fuel prices on fuel surcharge revenue of $54 million, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, partially offset by higher freight rates and the favourable impact of the change in foreign exchange ("FX") of $23 million.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$10,945	$10,422	$523	5
Non-freight revenues (in millions)	210	250	(40)	(16)
Total revenues (in millions)	$11,155	$10,672	$483	5
Carloads (in thousands)	3,383.8	3,250.1	133.7	4
Revenue ton-miles (in millions)	163,453	155,488	7,965	5
Freight revenue per carload (in dollars)	$3,235	$3,207	$28	1
Freight revenue per revenue ton-mile (in cents)	6.70	6.70	—	—

Total Revenues
The increase in Freight revenues in the first nine months of 2025 was primarily due to higher volumes as measured by RTMs. The decrease in Non-freight revenues was primarily due to lower leasing revenues and lower revenue related to a subsurface fibre optic agreement.

RTMs
The increase in RTMs in the first nine months of 2025 was primarily due to higher volumes of Intermodal, Grain, Potash, Coal, Energy, chemicals and plastics, excluding crude, and Automotive, partially offset by lower volumes of crude.

Freight Revenue per RTM
Freight revenue per RTM in the first nine months of 2025 remained flat primarily due to higher freight rates and the favourable impact of the change in FX of $135 million, offset by the unfavourable impact of lower fuel prices on fuel surcharge revenue of $187 million, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and reduce exposure to changes in fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $358 million in the third quarter of 2025, a decrease of $42 million, or 11%, from $400 million in the same period of 2024. This decrease was primarily due to lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program, partially offset by higher volumes and the favourable impact of the change in FX.

In the first nine months of 2025, fuel surcharge revenues were $1,110 million, a decrease of $144 million, or 11%, from $1,254 million in the same period of 2024. This decrease was primarily due to lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the federal carbon tax program effective April 1, 2025, and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program, partially offset by higher volumes and the favourable impact of the change in FX.

Lines of Business

Grain

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$702	$668	$34	5
Carloads (in thousands)	132.3	127.0	5.3	4
Revenue ton-miles (in millions)	13,950	13,193	757	6
Freight revenue per carload (in dollars)	$5,306	$5,260	$46	1
Freight revenue per revenue ton-mile (in cents)	5.03	5.06	(0.03)	(1)

The increase in Grain revenue in the third quarter of 2025 was primarily due to higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, higher volumes of Canadian grain to Thunder Bay, Ontario, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of Canadian grain to Vancouver, British Columbia ("B.C.") and a decrease in freight revenue per RTM due to lower fuel surcharge revenue.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$2,233	$2,063	$170	8
Carloads (in thousands)	408.6	388.2	20.4	5
Revenue ton-miles (in millions)	43,862	41,003	2,859	7
Freight revenue per carload (in dollars)	$5,465	$5,314	$151	3
Freight revenue per revenue ton-mile (in cents)	5.09	5.03	0.06	1

The increase in Grain revenue in the first nine months of 2025 was primarily due to higher volumes of Canadian grain to Vancouver, higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, and an increase in freight revenue per RTM, partially offset by lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Coal

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$255	$248	$7	3
Carloads (in thousands)	126.5	121.7	4.8	4
Revenue ton-miles (in millions)	6,081	5,951	130	2
Freight revenue per carload (in dollars)	$2,016	$2,038	$(22)	(1)
Freight revenue per revenue ton-mile (in cents)	4.19	4.17	0.02	—

The increase in Coal revenue in the third quarter of 2025 was primarily due to higher volumes of Canadian coal to Kamloops, B.C. and Vancouver and higher freight rates. This increase was partially offset by lower volumes of U.S. coal and lower volumes of Canadian coal to Thunder Bay.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$768	$693	$75	11
Carloads (in thousands)	363.5	338.8	24.7	7
Revenue ton-miles (in millions)	17,937	16,997	940	6
Freight revenue per carload (in dollars)	$2,113	$2,045	$68	3
Freight revenue per revenue ton-mile (in cents)	4.28	4.08	0.20	5

The increase in Coal revenue in the first nine months of 2025 was primarily due to higher volumes of Canadian coal to Kamloops and Vancouver and an increase in freight revenue per RTM, partially offset by lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Potash

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$167	$144	$23	16
Carloads (in thousands)	47.3	40.6	6.7	17
Revenue ton-miles (in millions)	5,158	4,484	674	15
Freight revenue per carload (in dollars)	$3,531	$3,547	$(16)	—
Freight revenue per revenue ton-mile (in cents)	3.24	3.21	0.03	1

The increase in Potash revenue in the third quarter of 2025 was primarily due to higher volumes of export potash to Vancouver and the U.S. Pacific Northwest, higher volumes of domestic potash, and an increase in freight revenue per RTM, partially offset by lower volumes of export potash to Kamloops and Thunder Bay and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$490	$461	$29	6
Carloads (in thousands)	134.5	127.0	7.5	6
Revenue ton-miles (in millions)	14,881	13,559	1,322	10
Freight revenue per carload (in dollars)	$3,643	$3,630	$13	—
Freight revenue per revenue ton-mile (in cents)	3.29	3.40	(0.11)	(3)

The increase in Potash revenue in the first nine months of 2025 was primarily due to higher volumes of export potash to Vancouver, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by lower volumes of export potash to Thunder Bay and Kamloops, lower volumes of domestic potash, and a decrease in freight revenue per RTM due to lower fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes of export potash to Vancouver, which has a longer length of haul.

Fertilizers and Sulphur

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$102	$91	$11	12
Carloads (in thousands)	16.6	15.4	1.2	8
Revenue ton-miles (in millions)	1,273	1,167	106	9
Freight revenue per carload (in dollars)	$6,145	$5,909	$236	4
Freight revenue per revenue ton-mile (in cents)	8.01	7.80	0.21	3

The increase in Fertilizers and sulphur revenue in the third quarter of 2025 was primarily due to higher volumes of wet and dry fertilizers and sulphur and an increase in freight revenue per RTM, partially offset by lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$314	$298	$16	5
Carloads (in thousands)	50.0	49.6	0.4	1
Revenue ton-miles (in millions)	3,920	3,838	82	2
Freight revenue per carload (in dollars)	$6,280	$6,008	$272	5
Freight revenue per revenue ton-mile (in cents)	8.01	7.76	0.25	3

The increase in Fertilizers and sulphur revenue in the first nine months of 2025 was primarily due to moving higher volumes of wet fertilizers and sulphur and an increase in freight revenue per RTM, partially offset by lower fuel surcharge revenue and lower volumes of dry fertilizers. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Forest Products

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$193	$198	$(5)	(3)
Carloads (in thousands)	31.9	33.9	(2.0)	(6)
Revenue ton-miles (in millions)	2,194	2,224	(30)	(1)
Freight revenue per carload (in dollars)	$6,050	$5,841	$209	4
Freight revenue per revenue ton-mile (in cents)	8.80	8.90	(0.10)	(1)

The decrease in Forest products revenue in the third quarter of 2025 was primarily due to lower volumes of wood pulp and a decrease in freight revenue per RTM, partially offset by higher freight rates and higher volumes of panel products. Freight revenue per RTM decreased due to lower fuel surcharge revenue. Carloads decreased more than RTMs due to moving lower volumes of paperboard from Louisiana to other destinations within the southern U.S., which have shorter lengths of haul.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$605	$603	$2	—
Carloads (in thousands)	99.5	104.4	(4.9)	(5)
Revenue ton-miles (in millions)	6,773	6,712	61	1
Freight revenue per carload (in dollars)	$6,080	$5,776	$304	5
Freight revenue per revenue ton-mile (in cents)	8.93	8.98	(0.05)	(1)

Forest products revenue was flat in the first nine months of 2025 primarily due to higher freight rates, higher volumes of panel products, wood pulp, and paperboard, and the favourable impact of the change in FX, offset by a decrease in freight revenue per RTM and lower volumes of newsprint. Freight revenue per RTM decreased due to lower fuel surcharge revenue. Carloads decreased while RTMs increased due to moving lower volumes of paperboard from Louisiana to Mississippi, which has a shorter length of haul, and moving higher volumes of wood pulp from Alberta to Mexico, which has a longer length of haul.

Energy, Chemicals and Plastics

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$701	$712	$(11)	(2)
Carloads (in thousands)	139.0	145.6	(6.6)	(5)
Revenue ton-miles (in millions)	9,400	9,548	(148)	(2)
Freight revenue per carload (in dollars)	$5,043	$4,890	$153	3
Freight revenue per revenue ton-mile (in cents)	7.46	7.46	—	—

The decrease in Energy, chemicals and plastics revenue in the third quarter of 2025 was primarily due to lower volumes of plastics, fuel oil and diluents primarily from Texas to Mexico, lower volumes of crude, and lower fuel surcharge revenue. This decrease was partially offset by higher volumes of liquefied petroleum gas ("L.P.G.") from western Canada to Mexico and Texas, higher freight rates, and the favourable impact of the change in FX. Carloads decreased more than RTMs due to moving lower volumes of crude within Mississippi and from Alberta to Chicago, Illinois, and lower volumes of fuel oil and diluents from Texas to Mexico, which have shorter lengths of haul.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$2,171	$2,109	$62	3
Carloads (in thousands)	424.2	432.5	(8.3)	(2)
Revenue ton-miles (in millions)	28,249	28,911	(662)	(2)
Freight revenue per carload (in dollars)	$5,118	$4,876	$242	5
Freight revenue per revenue ton-mile (in cents)	7.69	7.29	0.40	5

The increase in Energy, chemicals and plastics revenue in the first nine months of 2025 was primarily due to an increase in freight revenue per RTM, higher volumes of L.P.G. primarily from western Canada to Mexico and Texas, and higher volumes of gasoline. This increase was partially offset by lower volumes of crude, plastics, and diluents and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX.

Metals, Minerals and Consumer Products

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$458	$443	$15	3
Carloads (in thousands)	125.3	127.9	(2.6)	(2)
Revenue ton-miles (in millions)	4,951	4,865	86	2
Freight revenue per carload (in dollars)	$3,655	$3,464	$191	6
Freight revenue per revenue ton-mile (in cents)	9.25	9.11	0.14	2

The increase in Metals, minerals and consumer products revenue in the third quarter of 2025 was primarily due to higher volumes of frac sand and sand and stone and an increase in freight revenue per RTM. This increase was partially offset by lower volumes of steel and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX. RTMs increased while carloads decreased due to moving higher volumes of frac sand to the Bakken shale formation, which has a longer length of haul, and moving lower volumes of steel within Mexico, which has a shorter length of haul.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$1,350	$1,347	$3	—
Carloads (in thousands)	375.1	392.2	(17.1)	(4)
Revenue ton-miles (in millions)	14,537	14,540	(3)	—
Freight revenue per carload (in dollars)	$3,599	$3,434	$165	5
Freight revenue per revenue ton-mile (in cents)	9.29	9.26	0.03	—

Metals, minerals and consumer products revenue was flat in the first nine months of 2025 primarily due to higher volumes of frac sand and sand and stone, higher freight rates, and the favourable impact of the change in FX, offset by lower volumes of steel and lower fuel surcharge revenue. Carloads decreased while RTMs remained flat due to moving lower volumes of steel within Mexico, which has a shorter length of haul.

Automotive

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$343	$333	$10	3
Carloads (in thousands)	62.2	63.7	(1.5)	(2)
Revenue ton-miles (in millions)	1,514	1,391	123	9
Freight revenue per carload (in dollars)	$5,514	$5,228	$286	5
Freight revenue per revenue ton-mile (in cents)	22.66	23.94	(1.28)	(5)

The increase in Automotive revenue in the third quarter of 2025 was primarily due to higher volumes from Mexico to Canada, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by a decrease in freight revenue per RTM due to lower fuel surcharge revenue. RTMs increased while carloads decreased due to moving higher volumes from Mexico to Canada, which has a longer length of haul, and moving lower volumes from Mexico to Laredo, Texas, which has a shorter length of haul.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$988	$956	$32	3
Carloads (in thousands)	182.4	185.5	(3.1)	(2)
Revenue ton-miles (in millions)	4,163	3,694	469	13
Freight revenue per carload (in dollars)	$5,417	$5,154	$263	5
Freight revenue per revenue ton-mile (in cents)	23.73	25.88	(2.15)	(8)

The increase in Automotive revenue in the first nine months of 2025 was primarily due to higher volumes from Mexico to Canada, the U.S. Midwest, and Texas, from Vancouver to eastern Canada, and higher freight rates, partially offset by a decrease in freight revenue per RTM due to lower fuel surcharge revenue. RTMs increased while carloads decreased due to moving higher volumes from Mexico to Canada and the U.S. Midwest, which have longer lengths of haul, and moving lower volumes from Mexico to Laredo, which has a shorter length of haul.

Intermodal

For the three months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$668	$624	$44	7
Carloads (in thousands)	451.1	416.3	34.8	8
Revenue ton-miles (in millions)	9,679	8,697	982	11
Freight revenue per carload (in dollars)	$1,481	$1,499	$(18)	(1)
Freight revenue per revenue ton-mile (in cents)	6.90	7.17	(0.27)	(4)

The increase in Intermodal revenue in the third quarter of 2025 was primarily due to higher international intermodal volumes to and from the Port of Vancouver and the Port of Saint John, including with the new Gemini Cooperation shipping alliance, higher domestic intermodal wholesale, retail, and food volumes, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by a decrease in freight revenue per RTM and lower international intermodal volumes to and from the Port of Montréal. Freight revenue per RTM decreased due to lower fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes of international intermodal to and from the Port of Vancouver, which has a longer length of haul.

For the nine months ended September 30	2025	2024	Total Change	% Change
Freight revenues (in millions)	$2,026	$1,892	$134	7
Carloads (in thousands)	1,346.0	1,231.9	114.1	9
Revenue ton-miles (in millions)	29,131	26,234	2,897	11
Freight revenue per carload (in dollars)	$1,505	$1,536	$(31)	(2)
Freight revenue per revenue ton-mile (in cents)	6.95	7.21	(0.26)	(4)

The increase in Intermodal revenue in the first nine months of 2025 was primarily due to higher international intermodal volumes to and from the Port of Vancouver and the Port of Saint John, including with the new Gemini Cooperation shipping alliance, higher domestic intermodal wholesale and retail volumes, higher freight rates, and the favourable impact of the change in FX. This increase was partially offset by a decrease in freight revenue per RTM and lower international intermodal volumes to and from the Port of Montréal. Freight revenue per RTM decreased due to lower fuel surcharge revenue.

Operating Expenses

	For the three months ended September 30
(in millions of Canadian dollars)	2025	2024	Total Change	% Change
Compensation and benefits	$619	$644	$(25)	(4)
Fuel	415	419	(4)	(1)
Materials	114	99	15	15
Equipment rents	109	89	20	22
Depreciation and amortization	503	472	31	7
Purchased services and other	565	623	(58)	(9)
Total operating expenses	$2,325	$2,346	$(21)	(1)

	For the nine months ended September 30
(in millions of Canadian dollars)	2025	2024	Total Change	% Change
Compensation and benefits	$1,960	$1,946	$14	1
Fuel	1,301	1,343	(42)	(3)
Materials	362	290	72	25
Equipment rents	311	253	58	23
Depreciation and amortization	1,500	1,412	88	6
Purchased services and other	1,725	1,809	(84)	(5)
Total operating expenses	$7,159	$7,053	$106	2

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The decrease in Compensation and benefits expense in the third quarter of 2025 was primarily due to a decrease in stock-based compensation of $48 million, including changes in the Common Share price, and lower incentive compensation. This decrease was partially offset by the impact of wage and benefit inflation and higher volume variable expense as a result of increased workload as measured by GTMs.

The increase in Compensation and benefits expense in the first nine months of 2025 was primarily due to the impact of wage and benefit inflation and increased volume variable expenses as a result of increased workload as measured by GTMs.

This increase was partially offset by:
•lower incentive compensation;
•efficiencies gained by a reduction in headcount; and
•decreased stock-based compensation expense of $24 million, including changes in the Common Share price.

Fuel

Fuel expense consists primarily of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The decreases in Fuel expense in the third quarter of 2025 and first nine months of 2025 were primarily due to the impact of lower fuel prices of $34 million and $120 million, respectively, which includes lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025. The decreases were partially offset by an increase in workload, as measured by GTMs.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense in the third quarter of 2025 was primarily due to higher locomotive material costs due to a new parts agreement insourcing a subset of maintenance work with a favourable offset in "Purchased services and other" effective in the fourth quarter of 2024.

The increase in Materials expense in the first nine months of 2025 was primarily due to:
•higher locomotive material costs due to a new parts agreement insourcing a subset of maintenance work with a favourable offset in "Purchased services and other" effective in the fourth quarter of 2024;
•higher freight car maintenance; and
•increased safety material costs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The increase in Equipment rents expense in the third quarter of 2025 was primarily due to:
•increased cycle times increasing the Company's rental duration of other railways' freight cars;
•lower usage of the Company's freight cars by other railways; and
•the impact of cost inflation.

The increase in Equipment rents expense in the first nine months of 2025 was primarily due to:
•increased cycle times increasing the Company's rental duration of other railways' freight cars;
•greater usage of pooled freight cars by the Company;
•the impact of cost of inflation; and
•the impact of change in FX of $8 million.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession granted by the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the third quarter of 2025 was primarily due to a larger depreciable asset base increasing depreciation by $29 million.

The increase in Depreciation and amortization expense in the first nine months of 2025 was primarily due to a larger depreciable asset base increasing depreciation by $68 million and the unfavourable impact of the change in FX of $23 million.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance premiums. The decrease in Purchased services and other expense in the third quarter of 2025 was primarily due to:
•a decrease in casualty incident costs;
•lower third-party locomotive costs due to insourcing and a new parts agreement embedded in "Materials" effective in the fourth quarter of 2024;
•lower acquisition-related costs; and
•lower track repair costs.

The decrease in Purchased services and other expense in the first nine months of 2025 was primarily due to:
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
•the impact of cost inflation;
•the impact of the change in FX of $15 million; and
•higher environmental management expenses.

Other Income Statement Items

Other Expense (Income)

Other expense (income) consists of gains and losses from the change in FX on cash and working capital, the impact of foreign currency forwards, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other expense was $8 million in the third quarter of 2025, an increase of $7 million, or 700%, from $1 million in the same period of 2024. The increase was primarily due to a $6 million gain on debt extinguishment in 2024 and higher net FX loss of $4 million from the re-measurement of cash and working capital denominated in Mexican pesos and U.S. dollars.

Other income was $1 million in the first nine months of 2025, a decrease of $40 million, or 98%, from $41 million in the same period of 2024. The decrease was primarily due to lower equity income of $26 million, driven by the settlement of a property disposition by an equity investee in 2024 and a $22 million gain on debt extinguishment in 2024. This decrease was partially offset by a $7 million net FX gain from the re-measurement of cash and working capital denominated in Mexican pesos and U.S. dollars compared to a net FX loss in the same period in 2024 and an FX loss of $4 million on forward contracts to sell Mexican pesos and buy U.S. dollars in 2024 (see Item 1. Financial Statements, Note 10 Financial Instruments for details).

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery are related to the Company's defined benefit pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, and amortization of prior service costs. Other components of net periodic benefit recovery were $107 million and $321 million for the three and nine months ended September 30, 2025, an increase of $18 million or 20%, and $56 million or 21%, respectively, compared to the same periods of 2024. These increases were primarily due to an increase in the expected return on plan assets for the three and nine months ended September 30, 2025 of $9 million and $27 million, respectively, and a decrease in the recognized net actuarial loss of $9 million and $26 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt, short-term debt, and finance leases. Net interest expense was $222 million in the third quarter of 2025, an increase of $30 million, or 16%, from $192 million in the same period of 2024. The increase was primarily due to interest of $36 million incurred on long-term notes issued in 2025. This increase was partially offset by lower interest costs of $13 million following the repayment of maturing long-term debt.

Net interest expense was $646 million in the first nine months of 2025, an increase of $48 million, or 8%, from $598 million in the same period of 2024. The increase was primarily due to interest of $83 million incurred on short-term borrowings and long-term notes issued in 2025 along with the unfavourable impact of the change in FX of $16 million. This increase was partially offset by lower interest costs of $43 million following the repayment of maturing long-term debt.

Gain on Sale of Equity Investment

On April 1, 2025, CPKC sold its 50% equity method investment in the PCRC to APM Terminals. The Company recognized a pre-tax gain of U.S. $232 million ($333 million). See item 1, Financial Statements Note 4 Gain on sale of equity investment for further details.

Income Tax Expense

Income tax expense was $296 million in the third quarter of 2025, an increase of $34 million or 13%, from $262 million in the same period of 2024. The increase was primarily due to higher taxable earnings.

Income tax expense was $945 million in the first nine months of 2025, an increase of $132 million or 16%, from $813 million in the same period of 2024. The increase was primarily due to higher taxable earnings including the impact from a gain on sale of an equity investment of $51 million.

The effective income tax rates for the third quarter and first nine months of 2025 were 24.34% and 23.58%, respectively, compared to 23.88% and 24.44% for the same periods in 2024. The Core adjusted effective income tax rate for the third quarter and first nine months of 2025 was 24.50%, compared to 24.24% and 24.75%, respectively, for the same periods in 2024. The Company's 2025 Core adjusted effective tax rate is expected to be approximately 24.50%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future or past financial trends either by nature or amount. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes Kansas City Southern ("KCS") purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The outlook for the Company’s 2025 Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2024 Annual Report on Form 10-K. Refer also to "Forward-Looking Statements" below for further details.

Impact of FX on Earnings and FX Risk

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

In the third quarter of 2025, the U.S. dollar strengthened to an average rate of $1.38 Canadian/U.S. dollar and the Mexican Peso strengthened to an average rate of Ps. 13.53 Mexican Peso/Canadian dollar, compared to $1.36 Canadian/U.S. dollar and Ps. 13.88 Mexican Peso/Canadian dollar in the third quarter of 2024, resulting in an increase in "Total revenues" of $24 million, an increase in "Total operating expenses" of $18 million, and an increase in "Net interest expense" of $1 million from the same period of 2024.

In the first nine months of 2025, the U.S. dollar strengthened to an average rate of $1.40 Canadian/U.S. dollar and the Mexican peso weakened to an average rate of Ps. 13.94 Mexican Peso/Canadian dollar, compared to $1.36 Canadian/U.S. dollar and Ps. 13.00 Mexican Peso/Canadian dollar in the first nine months of 2024, resulting in an increase in "Total revenues" of $137 million, an increase in "Total operating expenses" of $60 million, and an increase in "Net interest expense" of $16 million from the same period of 2024.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts "Total revenues" by approximately $78 million (December 31, 2024 – approximately $76 million), negatively (or positively) impacts "Total operating expenses" by approximately $42 million (December 31, 2024 – approximately $43 million), and negatively (or positively) impacts "Net interest expense" by approximately $5 million (December 31, 2024 – approximately $6 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts "Total revenues" by approximately $7 million (December 31, 2024 – approximately $6 million) and negatively (or positively) impacts "Total operating expenses" by approximately $8 million (December 31, 2024 – approximately $6 million).

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

In the third quarter of 2025, the unfavourable impact of fuel prices on "Operating income" was $20 million. Lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, and the unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in "Total revenues" of $54 million. Lower fuel prices, which includes lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, resulted in a decrease in "Total operating expenses" of $34 million from the same period of 2024.

In the first nine months of 2025, the unfavourable impact of fuel prices on "Operating income" was $67 million. Lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, and the unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in "Total revenues" of $187 million. Lower fuel prices, which includes lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, resulted in a decrease in "Total operating expenses" of $120 million from the same period of 2024.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's Operating expenses because share-based compensation liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with the ticker symbol "CP".

In the third quarter of 2025, the change in the Company's Common Share price resulted in a decrease in stock-based compensation expense of $14 million, a change of $30 million, compared to an increase of $16 million in the same period of 2024.

In the first nine months of 2025, the change in the Company's Common Share price resulted in a decrease in stock-based compensation expense of $1 million, a change of $17 million, compared to an increase of $16 million in the same period of 2024.

Based on information available as at September 30, 2025 and expectations for 2025 share-based grants, for every $1.00 change in the Company's Common Share price, stock-based compensation expense has a corresponding change of approximately $2.5 million to $2.6 million (December 31, 2024 - approximately $1.9 million to $2.7 million). This excludes the impact of changes in Common Share price relative to the S&P/TSX 60 Index, S&P 500 Industrials Index, and to Class I railways, which may trigger different performance share unit payouts. Stock-based compensation expense may also be impacted by non-market performance conditions.

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

As at September 30, 2025, the Company had $411 million of Cash and cash equivalents compared to $739 million at December 31, 2024.

During the nine months ended September 30, 2025 the Company issued $500 million 4.00% 7-year unsecured notes due June 13, 2032 for net proceeds of $498 million, $600 million 4.40% 10.5-year unsecured notes due January 13, 2036 for net proceeds of $598 million, $300 million 4.80% 30-year unsecured notes due June 13, 2055 for net proceeds of $296 million, U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030 for net proceeds of U.S. $596 million ($857 million), and U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035 for net proceeds of U.S. $593 million ($853 million). The Company also entered into, and fully repaid, a U.S. $500 million unsecured non-revolving term credit facility.

Effective August 20, 2025, the Company amended its revolving credit facility agreement (the "facility") to extend the maturity dates of its five-year U.S. $1.1 billion facility and two-year U.S. $1.1 billion facility to June 25, 2030 and June 25, 2027 respectively. As at September 30, 2025, the facility was undrawn. As at December 31, 2024, the Company had U.S. $200 million ($288 million) drawn from the two-year U.S. $1.1 billion facility, which was subsequently repaid in full during the first quarter of 2025. The Company presents draws and repayments on the facility in the Interim Consolidated Statements of Cash Flows on a net basis.

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. The Company's existing commercial paper program is backed by the facility. As at September 30, 2025, the Company had total commercial paper borrowings outstanding of U.S. $1,138 million ($1,584 million) (December 31, 2024 - U.S. $1,102 million ($1,586 million)).

The Company has bilateral letter of credit facilities with six financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Interim Consolidated Balance Sheets. As at September 30, 2025, the Company had $nil collateral posted on its bilateral letter of credit facilities (December 31, 2024 - $nil) and had letters of credit drawn of $82 million (December 31, 2024 - $95 million) from a total available amount of $300 million.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, capital commitments, supplier purchases, leases, and other long term liabilities.

As at September 30, 2025, other than changes to long-term debt, there have been no material changes in our contractual commitments from the year ended December 31, 2024, a description of which can be found in Contractual Commitments of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K. For further information concerning long-term debt, refer to Item 1. Financial Statements, Note 9 Debt.

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

Guarantees

The Company accrues provisions for all guarantees that it expects to pay. As at September 30, 2025, these provisions amounted to $20 million (December 31, 2024 - $8 million).

Cash Flow

Operating Activities

Net cash provided by operating activities remained relatively unchanged in the third quarter of 2025, compared to the same period in 2024.

Net cash provided by operating activities increased $220 million in the first nine months of 2025, compared to the same period in 2024. The increase was primarily due to higher cash generating operating income, partially offset by an unfavourable change in working capital.

Investing Activities

Net cash used in investing activities increased $122 million in the third quarter of 2025, compared to the same period in 2024. The increase was primarily due to higher capital additions.

Net cash used in investing activities decreased $181 million in the first nine months of 2025, compared to the same period in 2024. The decrease was primarily due to proceeds received from the sale of an equity investment of $493 million, partially offset by higher capital additions and transaction costs paid on the sale of an equity investment.

Financing Activities

Net cash used in financing activities increased $186 million in the third quarter of 2025, compared to the same period in 2024. The increase was primarily due to the impact of share repurchases of $1,805 million, partially offset by net issuances of commercial paper of $1,221 million in the third quarter of 2025 compared to net repayments of $343 million in the same period of 2024.

Net cash used in financing activities increased $676 million in the first nine months of 2025, compared to the same period in 2024. The increase was primarily due to:
•the impact of share repurchases of $3,545 million;
•higher principal repayments on long-term debt driven by repayment of the 2.90% 10-year notes at maturity; and
•higher repayments of short-term borrowings of $277 million.

This increase was partially offset by net proceeds from debt issuances of $3,102 million resulting from the issuances of U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030, U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035, $500 million 4.00% 7-year unsecured notes due June 13, 2032, $600 million 4.40% 10.5-year unsecured notes due January 13, 2036, and $300 million 4.80% 30-year unsecured notes due June 13, 2055, and net issuances of commercial paper of $46 million in the first nine months of 2025 compared to net repayments of $705 million in the same period of 2024.

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

As at September 30, 2025, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") remain unchanged from December 31, 2024. During the first quarter of 2025, Moody's Investor Service ("Moody's") upgraded the Company's Long-term debt rating to Baa1. The following table shows the ratings issued for the Company by the rating agencies noted as at September 30, 2025 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at September 30, 2025(1)

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

As of the date of filing this Quarterly Report on Form 10-Q, CPRC had U.S. $13,666 million principal amount of SEC-registered debt securities outstanding due through 2115 issued in the U.S. pursuant to a trust indenture, and U.S. $30 million and £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $3,700 million principal amount of debt securities outstanding due through 2055 issued in Canada for which CPKC is the guarantor and not subject to the Exchange Act.

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

Statement of Income Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the nine months ended September 30, 2025	For the year ended December 31, 2024
Total revenues	$5,239	$6,877
Total operating expenses	3,355	4,300
Operating income(1)	1,884	2,577
Less: Other(2)	258	516
Income before income tax expense	1,626	2,061
Net income	$1,215	$1,496
(1)Includes net lease costs incurred from Non-Guarantor Subsidiaries for the nine months ended September 30, 2025 and the year ended December 31, 2024 of $346 million and $462 million, respectively.
(2)Includes Other expense (income), Other components of net periodic benefit recovery, and Net interest expense.

Balance Sheet Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at September 30, 2025	As at December 31, 2024
Assets
Current assets	$1,231	$1,237
Properties	13,724	12,904
Other non-current assets	5,201	4,901

Liabilities
Current liabilities	$3,662	$4,128
Long-term debt	21,450	19,618
Other non-current liabilities	4,008	3,832

Excluded from the Statement of Income and Balance Sheet Information above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the nine months ended September 30, 2025	For the year ended December 31, 2024
Dividend income from Non-Guarantor Subsidiaries	$321	$622
Return of capital from Non-Guarantor Subsidiaries	—	422

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at September 30, 2025	As at December 31, 2024
Assets
Accounts receivable, intercompany	$333	$263
Short-term advances to affiliates	161	197
Long-term advances to affiliates	9,722	11,351

Liabilities
Accounts payable, intercompany	$359	$230
Short-term advances from affiliates	458	130
Long-term advances from affiliates	3,968	3,968

Share Capital

As of October 28, 2025, the latest practicable date, there were 900,831,248 Common Shares issued and outstanding, which consisted of 13,465 holders of record of the Common Shares, and no Preferred Shares issued and outstanding. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of Common Shares subject to the options. As of October 28, 2025, 5,646,534 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 20,118,196 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Non-GAAP Performance Measures

Management believes these Non-GAAP measures provide meaningful supplemental information about our financial results and improved comparability to past performance because they exclude certain significant items that are not considered indicative of future or past financial trends either by nature or amount. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, adjustments to provisions and settlements of Mexican taxes, a gain on sale of an equity investment, discrete tax items, changes in income tax rates, changes to uncertain tax items, and certain items outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, restructuring, and employee retention and synergy incentive costs. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the KCS acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company continues to expect to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of the Company's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of the Company's financial information.

In addition, Core adjusted operating ratio and Core adjusted diluted EPS exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation and amortization in relation to fair value adjustments to properties and intangible assets, incremental amortization in relation to fair value adjustments to KCS’s investments, amortization of the change in fair value of debt of KCS assumed on April 14, 2023, and depreciation and amortization of fair value adjustments that are attributable to the non-controlling interest, as recognized within "Depreciation and amortization", "Other expense (income)", "Net interest expense", and "Net loss attributable to non-controlling interest", respectively, in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

Significant items that impact Net income attributable to controlling shareholders as reported on a GAAP basis for the first nine months of 2025 and 2024 include:

2025:
•in the second quarter, a gain on sale of an equity investment of $333 million ($282 million after current income tax expense of $76 million net of deferred income tax recovery of $25 million) recognized in "Gain on sale of equity investment", that favourably impacted Diluted EPS by 30 cents;
•during the first nine months, acquisition-related costs of $52 million in connection with the KCS acquisition ($39 million after current income tax recovery of $13 million), including an expense of $16 million recognized in "Compensation and benefits" primarily related to synergy related incentive compensation and restructuring costs, $1 million recognized in "Materials", and $35 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 4 cents as follows:
–in the third quarter, acquisition-related costs of $13 million ($10 million after current income tax recovery of $3 million) including costs of $4 million recognized in "Compensation and benefits", and $9 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 1 cent; and

–in the second quarter, acquisition-related costs of $19 million ($14 million after current income tax recovery of $5 million) including costs of $7 million recognized in "Compensation and benefits", and $12 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents; and
–in the first quarter, acquisition-related costs of $20 million ($15 million after current income tax recovery of $5 million) including costs of $5 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $14 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents.

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
–in the third quarter, acquisition-related costs of $36 million ($26 million after current income tax recovery of $10 million) including costs of $11 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 3 cents;
–in the second quarter, acquisition-related costs of $28 million ($19 million after current income tax recovery of $9 million) including costs of $2 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $24 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents; and
–in the first quarter, acquisition-related costs of $26 million ($20 million after current income tax recovery of $6 million) including costs of $4 million recognized in "Compensation and benefits", $2 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents.

KCS purchase accounting recognized in Net income attributable to controlling shareholders as reported on a GAAP basis for the first nine months of 2025 and 2024 was as follows:

2025:
•during the first nine months, KCS purchase accounting of $282 million ($206 million after deferred income tax recovery of $76 million), including costs of $268 million recognized in "Depreciation and amortization", $2 million recognized in "Purchased services and other" related to the amortization of equity investments, $16 million recognized in "Net interest expense", $1 million recognized in "Other expense (income)", and a recovery of $5 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 22 cents as follows:
–in the third quarter, KCS purchase accounting of $95 million ($69 million after deferred income tax recovery of $26 million), including costs of $90 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other", $6 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 8 cents;
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

2024:
•during the first nine months, KCS purchase accounting of $259 million ($188 million after deferred income tax recovery of $71 million), including costs of $246 million recognized in "Depreciation and amortization", $2 million recognized in "Purchased services and other" related to the amortization of equity investments, $14 million recognized in "Net interest expense", $2 million recognized in "Other expense (income)", and a recovery of $5 million recognized in "Net (loss) income attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 20 cents as follows:

–in the third quarter, KCS purchase accounting of $89 million ($65 million after deferred income tax recovery of $24 million), including costs of $85 million recognized in "Depreciation and amortization", $4 million recognized in "Net interest expense", $1 million recognized in "Other expense (income)", and a recovery of $1 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents;
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

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Diluted Earnings per Share

Core adjusted diluted EPS is calculated using Diluted EPS reported on a GAAP basis adjusted for significant items less KCS purchase accounting.

	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Diluted earnings per share as reported	$1.01	$0.90	$3.32	$2.69
Less:
Significant items (pre-tax):
Gain on sale of equity investment	—	—	0.36	—
Adjustments to provisions and settlements of Mexican taxes	—	0.01	—	—
Acquisition-related costs	(0.02)	(0.04)	(0.06)	(0.10)
KCS purchase accounting	(0.10)	(0.10)	(0.30)	(0.28)
Add:
Tax effect of adjustments(1)	(0.03)	(0.04)	(0.04)	(0.11)
Core adjusted diluted earnings per share	$1.10	$0.99	$3.28	$2.96
(1) The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 26.69% and 2,156.24% for the three and nine months ended September 30, 2025, and 28.01% and 27.08% for the three and nine months ended September 30, 2024, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

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

	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024
Operating ratio as reported	63.5%	66.1%	64.2%	66.1%
Less:
Adjustments to provisions and settlements of Mexican taxes	—%	(0.2)%	—%	0.1%
Acquisition-related costs	0.3%	1.0%	0.5%	0.8%
KCS purchase accounting in Operating expenses	2.5%	2.4%	2.4%	2.3%
Core adjusted operating ratio	60.7%	62.9%	61.3%	62.9%

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

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements include, but are not limited to, statements concerning expectations, beliefs, plans, goals, objectives, assumptions and statements about possible future events, conditions, and results of operations or performance. Forward-looking statements may contain statements with the words or headings such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, "project", "estimate", "forecast", “plan”, "intend", "target", “will”, “outlook”, "guidance", “should” or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to the most directly comparable GAAP measures without unreasonable efforts, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CPKC has recognized acquisition-related costs, KCS purchase accounting, adjustments to provisions and settlements of Mexican taxes, changes in income tax rates, a gain on the sale of an equity investment, and a change to an uncertain tax item. These or other similar large unforeseen transactions affect CPKC's results on a GAAP basis but may be excluded from CPKC’s Non-GAAP financial measures. Additionally, the U.S. dollar and Mexican peso exchange rates relative to the Canadian dollar are unpredictable and can have a significant impact on CPKC’s reported results but may be excluded from CPKC’s Non-GAAP financial measures.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements concerning, but not limited to, the integration of KCS and the realization and timing of anticipated benefits and synergies from the CP-KCS combination, the expected impact of changes in foreign exchange rates (including the U.S. dollar and Mexican peso relative to the Canadian dollar), the Company’s expected effective tax rate, share-price sensitivity of stock-based compensation, the impact of fuel prices, including the timing of recoveries under the Company’s fuel cost adjustment program, the Company’s operations, anticipated financial performance, business prospects and strategies, the sufficiency of cash flow from operations and available financing to meet short-term and long-term obligations, anticipated capital programs, and future payments, including income taxes.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and include, but are not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth and conditions; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; foreign exchange rates (as specified herein); effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, taxes, wages, labour and immigration; the availability and cost of labour, services and infrastructure; labour disruptions; the satisfaction by third parties of their obligations to the Company; and carbon markets, evolving sustainability strategies, and scientific or technological developments. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies and strategic opportunities; general Canadian, U.S., Mexican and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures, including competition from other rail carriers, trucking companies and maritime shippers in Canada, the U.S. and

Mexico; North American and global economic growth and conditions; industry capacity; shifts in market demand; changes in commodity prices and commodity demand; uncertainty surrounding timing and volumes of commodities being shipped by the Company; inflation; geopolitical instability; changes in laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, wages, labour and immigration; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption of fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; sufficiency of budgeted capital expenditures in carrying out business plans; services and infrastructure; the satisfaction by third parties of their obligations; currency and interest rate fluctuations; exchange rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions, including the imposition of any tariffs, or other changes to international trade arrangements; the effects of current and future multinational trade agreements on or other developments affecting the level of trade among Canada, the U.S. and Mexico; climate change and the market and regulatory responses to climate change; anticipated in-service dates; success of hedging activities; operational performance and reliability; customer, regulatory and other stakeholder approvals and support; regulatory and legislative decisions and actions; the adverse impact of any termination or revocation by the Mexican government of the Concession; public opinion; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches, volcanism and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions; the outbreak of a pandemic or contagious disease and the resulting effects on economic conditions, the demand environment for logistics requirements and energy prices; restrictions imposed by public health authorities or governments; fiscal and monetary policy responses by governments and financial institutions; disruptions to global supply chains; the realization of anticipated benefits and synergies of the CP-KCS transaction and the timing thereof; the satisfaction of the conditions imposed by the U.S. Surface Transportation Board in its March 15, 2023 decision; the successful integration of KCS into the Company; the focus of management time and attention on the CP-KCS integration and other disruptions arising from the CP-KCS integration; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; improvement in data collection and measuring systems; industry-driven changes to methodologies; and the ability of the management of CPKC to execute key priorities, including those in connection with the CP-KCS transaction. The foregoing list of factors is not exhaustive. These and other factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are detailed from time to time in reports filed by CPKC with securities regulators in Canada and the United States, which can be accessed on SEDAR+ (www.sedarplus.ca) and EDGAR (www.sec.gov). Reference should be made to “Part I – Item 1A – Risk Factors” and “Part II –Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in the Company’s Annual Report on Form 10-K and “Part II – Item 1A – Risk Factors” of the Company’s Quarterly Reports on Form 10-Q.

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

As at September 30, 2025, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of September 30, 2025 would increase the fair value of the Company's debt as at September 30, 2025 by approximately $1.9 billion (December 31, 2024 - approximately $1.7 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at September 30, 2025, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at September 30, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2025, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The Company has established a share repurchase program which is further described in Item 1. Financial Statements, Note 11 Share repurchases. The following table presents the number of Common Shares repurchased during each month of the third quarter of 2025 and the average price paid by CPKC for the repurchase of such Common Shares:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Units) that may yet be purchased under the Plans or Programs
Common Stock
July 1-31, 2025	4,350,669	$109.60	4,350,669	16,634,758
August 1-31, 2025	6,736,703	$105.48	6,736,703	9,898,055
September 1-30, 2025	6,638,924	$106.16	6,638,924	3,259,131
Total	17,726,296	$106.74	17,726,296	3,259,131
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

10.1
First Amending Agreement, dated as of August 20, 2025, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Kansas City Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025).

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

The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and first nine months ended September 30, 2025 and 2024; (ii) the Interim Consolidated Statements of Comprehensive Income for the third quarters and first nine months ended September 30, 2025 and 2024; (iii) the Interim Consolidated Balance Sheets at September 30, 2025, and December 31, 2024; (iv) the Interim Consolidated Statements of Cash Flows for the third quarters and first nine months ended September 30, 2025 and 2024; (v) the Interim Consolidated Statements of Changes in Equity for the third quarters and first nine months ended September 30, 2025 and 2024; and (vi) the Notes to Interim Consolidated Financial Statements.

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

Date: October 29, 2025