Form 10-K
period 2025-12-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2026-02-26
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, in U.S. dollars, was $72,746,204,564, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

As of the close of business on February 25, 2026, there were 897,958,953 of the registrant's Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE

Canadian Pacific Kansas City Limited ("CPKC"), a corporation incorporated under the Canada Business Corporations Act, qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although as a foreign private issuer CPKC is no longer required to do so, CPKC currently continues to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission ("SEC") instead of filing reports on forms available to foreign private issuers.

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

CPKC 2025 ANNUAL REPORT / 1
CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-K TABLE OF CONTENTS

2 / CPKC 2025 ANNUAL REPORT
PART I

CPKC 2025 ANNUAL REPORT / 3
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

The Company was originally incorporated on June 22, 2001, under the Canada Business Corporations Act and controls and owns all of the Common Shares of Canadian Pacific Railway Company ("CPRC"), which was incorporated in 1881 by Letters Patent pursuant to an Act of the Parliament of Canada. CPKC's registered, executive and corporate head office is located at 7550 Ogden Dale Road S.E., Calgary, Alberta, T2C 4X9, Canada. CPKC's U.S. head office is located at 427 West 12 Street, Kansas City, Missouri, 64105. CPKC's Common Shares (the "Common Shares") are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") under the symbol "CP".

On April 14, 2023, CPKC assumed control of Kansas City Southern ("KCS") through an indirect wholly-owned subsidiary. For the purposes of this Annual Report on Form 10-K, unless the context indicates otherwise, all references herein to "CPKC", "the Company", "we", "our" and "us" refer to Canadian Pacific Kansas City Limited and its subsidiaries, which includes KCS as a consolidated subsidiary from April 14, 2023 ("Control Date"). Prior to April 14, 2023, the Company's 100% interest in KCS was accounted for and reported as an equity-method investment (see Part II Item 8. Financial Statements and Supplementary Data, Note 11 Business acquisition and Note 12 Investment in Kansas City Southern). All references to currency amounts included in this Annual Report on Form 10-K are in Canadian dollars unless specifically noted otherwise.

Strategy
The Company’s strategy remains focused on precision scheduled railroading as embedded within our five foundations:

•Provide Service: Providing efficient and consistent transportation solutions for the Company’s customers. "Doing what we say we are going to do" is what drives the Company in providing a reliable product with a lower cost operating model. Centralized planning aligned with local execution is bringing the Company closer to the customer and accelerating decision-making.
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

Business Developments
On January 28, 2026, the Company announced that the TSX has accepted its notice of intention to implement an early renewal of its normal course issuer bid ("NCIB"), commencing on February 2, 2026, to purchase up to approximately 82.2 million Common Shares, less the 37.3 million Common Shares purchased under the 2025 NCIB, for net new purchases of up to 44.9 million Common Shares for cancellation on or before February 1, 2027. CPKC has terminated its existing 2025 NCIB which commenced on March 3, 2025 and had an expiry date of March 2, 2026. The Company had purchased and cancelled all 37.3 million Common Shares authorized to be purchased under the 2025 NCIB by October 29, 2025. See Part II, Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities for further details of share repurchases.

4 / CPKC 2025 ANNUAL REPORT
On May 30, 2025, the Company entered into new four-year collective agreements with the Teamsters Canada Rail Conference ("TCRC") - Train and Engine ("T&E") division and TCRC - Rail Traffic Controller ("RCTC") division, following binding arbitration. The new collective agreements include annual wage increases of 3%, effective from January 1, 2024 to December 31, 2027.

On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company to APM Terminals Panama Rail LP, a subsidiary of A.P. Moller-Maersk A/S, for gross proceeds of U.S. $350 million. The Company received cash consideration of U.S. $344 million ($493 million) and recognized a pre-tax gain of U.S. $232 million ($333 million) (U.S. $177 million after tax ($256 million)).

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

In 2025, the Company generated Freight revenues totalling $14,776 million ($14,223 million in 2024).

The following chart shows the percentage of the Company’s total Freight revenues derived from each of the three major lines of business in 2025:

2025 Freight Revenues

CPKC 2025 ANNUAL REPORT / 5
BULK
The Company's Bulk business represented approximately 36% of total Freight revenues in 2025.

Bulk includes the Grain, Coal, Potash, and Fertilizers and sulphur lines of business. Bulk traffic predominantly moves in unit train service moving from one origin to one destination by a single train.

The following chart shows the percentage of the Company's bulk freight revenues by line of business in 2025:

2025 Bulk Revenues
(36% of Freight Revenues)

Grain
The Company’s Grain business represented approximately 61% of bulk revenues and 22% of total Freight revenues in 2025.

The Company's network is unique among railways in North America as it is strategically positioned in the heart of grain-producing regions of western Canada and the northern plains of the U.S. The Company also provides a service advantage, by way of its 8,500-foot High Efficiency Product ("HEP") TrainsTM, including high-capacity hopper cars, which enables the Company to efficiently serve farmers, shippers, and the entire grain supply chain. The 8,500-foot HEP TrainsTM can move approximately 40% more grain than the prior generation of grain trains.

The following chart shows the percentage of the Company's Grain freight revenues generated from Canadian and U.S. shipments in 2025:
Canadian grain transported by the Company consists of whole grains, such as wheat, durum, canola, and pulses, as well as processed products such as oils and meals. This business is centred in the Canadian Prairies (Saskatchewan, Manitoba, and Alberta), with grain shipped primarily west to the Port of Vancouver and east to the Port of Thunder Bay for export. Grain is also shipped to the U.S., Mexico, and eastern Canada for domestic consumption.

The majority of Canadian grain shipments are regulated by the Canadian government through the Canada Transportation Act (the "CTA"). This regulated business is subject to a maximum revenue entitlement ("MRE"). Under the CTA, railways can set their own rates for individual movements. However, the MRE governs aggregate revenues earned by the railway based on a formula that factors in the total volume, length of haul, average revenue per ton, and inflationary adjustments. The regulation applies to western Canadian export grain shipments to the ports of Vancouver and Thunder Bay.

6 / CPKC 2025 ANNUAL REPORT

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

Coal
The Company’s Coal business represented approximately 19% of bulk revenues and 7% of total Freight revenues in 2025.

The following chart shows the percentage of the Company's Coal freight revenues generated from metallurgical coal, thermal coal, and petroleum coke in 2025:

In Canada, the Company transports mostly metallurgical coal destined for export for use in the steelmaking process. The Company’s Canadian coal traffic originates mainly from Elk Valley Resources' mines in the southeast region of British Columbia ("B.C."). The Company primarily moves coal west from the mines destined to port terminals for export to world markets (Pacific Rim, Europe, India, and South America).

In the U.S., the Company primarily moves thermal coal from connecting railways, serving the thermal coal fields in the Powder River Basin in Montana and Wyoming, which is delivered to power-generating facilities in the U.S. Gulf Coast and the U.S. Midwest. The Company also transports petroleum coke within the U.S. Gulf Coast and Mexico.

Potash
The Company's Potash business represented approximately 12% of bulk revenues and 4% of total Freight revenues in 2025.

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

Fertilizers and Sulphur
The Company's Fertilizers and sulphur business represented approximately 8% of bulk revenues and 3% of total Freight revenues in 2025.

The Company’s fertilizer traffic includes wet fertilizers, which are primarily anhydrous ammonia, and dry fertilizers, which are phosphate, nitrate, urea, and ammonium sulphate. Approximately half of the Company's fertilizer shipments originate from production facilities in Alberta, where abundant sources of natural gas and other chemicals provide feedstock for fertilizer production.

Most sulphur is produced in Alberta as a byproduct of oil and gas activity. Sulphur is a raw material used primarily in the manufacturing of sulphuric acid, which is used most extensively in the production of phosphate fertilizers.

CPKC 2025 ANNUAL REPORT / 7
MERCHANDISE
The Company’s Merchandise business represented approximately 46% of total Freight revenues in 2025.

Merchandise products move in both mixed freight and unit trains in a variety of car types. Service involves delivering products to a wide variety of customers and destinations. In addition to traditional rail services, the Company moves merchandise traffic through a network of truck-rail transload facilities, expanding the reach of the Company's network to non-rail served facilities.

The following chart shows the percentage of the Company's merchandise freight revenue by line of business in 2025:

2025 Merchandise Revenues
(46% of Freight Revenues)

Forest Products
The Company’s Forest products business represented approximately 12% of merchandise revenues and 5% of total Freight revenues in 2025.

Forest products traffic primarily includes pulp and paper as well as lumber and panel products from key production areas in the U.S. Gulf Coast, B.C., the U.S. Southeast, Ontario, and Alberta to destinations throughout North America including the U.S. Midwest, eastern U.S., Mexico, and the U.S. Gulf Coast.

Energy, Chemicals and Plastics
The Company’s Energy, chemicals and plastics business represented approximately 43% of merchandise revenues and 20% of total Freight revenues in 2025.

The Company moves energy products consisting of commodities such as fuel oil, liquefied petroleum gas ("L.P.G."), gasoline, and other refined energy products. The majority of the Company’s energy traffic originates in the Alberta Industrial Heartland (Canada's largest hydrocarbon processing region), the U.S. Gulf Coast, Mexico, and Saskatchewan. The Company accesses key destinations and export markets in Mexico, the U.S. Midwest, western Canada, the U.S. Gulf Coast, and the U.S. Pacific Northwest. The Company is a main transportation provider of refined fuels from the U.S. Gulf Coast into Mexico.

The Company’s chemical traffic includes products such as ethylene glycol, chlorine, soda ash, caustic soda, sulphuric acid, and other chemical products. These shipments mainly originate from the U.S. Gulf Coast, western Canada, the U.S. Southeast, Mexico, and the U.S. Midwest and move to end markets in the U.S., Mexico, Canada, and overseas.

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

8 / CPKC 2025 ANNUAL REPORT
Metals, Minerals and Consumer Products
The Company’s Metals, minerals and consumer products business represented approximately 26% of merchandise revenues and 12% of total Freight revenues in 2025.

The Company's Metals, minerals and consumer products freight revenues are generated from the transportation of aggregates, steel, food and consumer products, and non-ferrous metals.

Aggregate products include coarse particulate and composite materials such as cement, frac sand, sand and stone, gypsum, and bentonite clay.

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

Automotive
The Company’s Automotive business represented approximately 19% of merchandise revenues and 9% of total Freight revenues in 2025.

The Company’s Automotive portfolio consists of finished vehicles originating from production facilities in Mexico, Canada, the U.S., and overseas imports arriving through the Port of Vancouver. Finished vehicles are primarily shipped to the U.S., Canada, and Mexico. The Company also ships automotive parts, machinery, and pre-owned vehicles. A comprehensive network of automotive facilities is utilized to facilitate final delivery of vehicles to dealers throughout Canada, the U.S., and Mexico. The Company provides freight services to the majority of automotive plants in Mexico. In 2024, the Company opened the CPKC Dallas Automotive Facility in Wylie, Texas as part of the Company's closed loop rail service for Original Equipment Manufacturers to move vehicles to markets between Canada, the U.S., and Mexico.

CPKC 2025 ANNUAL REPORT / 9
INTERMODAL
The Company’s Intermodal business represented approximately 18% of total Freight revenues in 2025.

The Company's Intermodal freight revenues are generated from domestic and international movements. Domestic intermodal freight consists primarily of manufactured consumer products that are predominantly moved in 53-foot containers within North America. International intermodal freight moves in marine containers to and from ports and North American inland markets.

The following chart shows the percentage of the Company's Intermodal freight revenues generated from domestic intermodal and international intermodal in 2025.

2025 Intermodal Revenues
(18% of Freight Revenues)

Domestic Intermodal
The Company's domestic intermodal business represented approximately 54% of Intermodal revenues and 10% of total Freight revenues in 2025.

The Company’s domestic intermodal business moves goods from a broad spectrum of industries including wholesale, retail, food, and various other commodities. Key service factors in domestic intermodal include consistent on-time delivery and the ability to provide door-to-door service. The majority of the Company’s domestic intermodal business originates in Canada, where the Company markets its services directly to retailers and manufacturers and maintains direct relationships with its customers. In Mexico and the U.S., the Company’s services are delivered mainly through intermodal marketing companies. The Company's Mexico Midwest Express ("MMX") is a premium intermodal service providing the first truck-competitive, single-line rail option between the U.S. Midwest and Mexico. In 2024, the Company and CSX Corporation created a new east-west Class I corridor that connects shippers in Mexico, Texas, and the U.S. Southeast providing customers with a new rail transportation routing option via the Southeast Mexico Express ("SMX").

International Intermodal
The Company's international intermodal business represented approximately 46% of Intermodal revenues and 8% of total Freight revenues in 2025.

The Company’s international intermodal business consists primarily of containerized traffic moving between the Port of Vancouver, the Port of Lázaro Cárdenas, the Port of Montréal, and the Port of Saint John, and inland points across North America. Import traffic from the Port of Vancouver is mainly long-haul business destined for eastern Canada and the U.S. Upper Midwest. Import traffic from the Port of Lázaro Cárdenas is primarily destined for Mexico. The Company works closely with the Port of Montréal, a major year-round East Coast gateway to Europe, to serve markets primarily in Canada and the U.S. Midwest. The Company's access to the Port of Saint John provides the fastest rail service between the East Coast and Canadian and U.S. markets for imports from and exports to Asia, Europe, and South America.

Fuel Cost Adjustment Program
The short-term volatility in fuel prices may adversely or positively impact revenues. The Company employs a fuel cost adjustment program designed to respond to fluctuations in fuel prices and help reduce volatility to changing fuel prices. Fuel surcharge revenues are earned on individual shipments and are based primarily on the price of On-Highway Diesel in Canada and the U.S. and the public fuel price for Petróleos Mexicanos ("PEMEX") TAR Irapuato in Mexico. As such, fuel surcharge revenues are a function of freight volumes and fuel prices. Fuel surcharge revenues accounted for approximately 10% of the Company's Freight revenues in 2025. The Company is also subject to carbon taxation systems and levies in some jurisdictions in which it operates, the costs of which are passed on to the shipper. As such, fuel surcharge revenue includes recoveries of carbon taxes and levies.

10 / CPKC 2025 ANNUAL REPORT
Freight revenues included fuel surcharge revenues of $1,483 million in 2025, a decrease of $168 million, or 10%, from $1,651 million in the same period of 2024. This decrease was primarily due to lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, and the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program, partially offset by higher volumes and the favourable impact of the change in foreign exchange ("FX") rates.

Significant Customers
For each of the years ended December 31, 2025 and 2024, the Company's revenues and operations were not dependent on any major customers.

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

Seasonality
Volumes and revenues from certain goods are higher during different periods of the year. First-quarter revenues are typically lower mainly due to winter weather conditions which result in reduced capacity under the winter operating plan with train length restrictions, the closure of the Port of Thunder Bay, and reduced transportation of retail goods. Second and third quarter revenues generally improve compared to the first quarter, as fertilizer volumes are typically highest during the second quarter and demand for construction-related goods is generally highest in the third quarter. Revenues are typically highest in the fourth quarter primarily as a result of the transportation of grain after the harvest, fall fertilizer programs, and increased demand for retail goods moved by rail. Operating income is also affected by seasonal fluctuations. Operating income is typically lowest in the first quarter due to lower freight revenues and higher operating costs associated with winter conditions.

Government Regulation
The Company’s railway operations are subject to extensive federal laws, regulations, and rules in the countries in which it operates, which directly affect how operations and business activities are managed.

Canada
The Company’s rail operations in Canada are subject to economic regulation by the Canadian Transportation Agency (the "Agency") pursuant to authorities under the CTA. The CTA establishes a common carrier obligation and it indirectly regulates rates by providing shippers access to regulatory mechanisms for challenging freight rates, including ancillary charges, and access to regulated interswitching rates and long-haul interswitching rates, and regulatory mechanisms to challenge level of service. The CTA also establishes an MRE for the transportation of Canadian export grain and other agriculture products, which is administered by the Agency. Finally, the Agency makes regulatory determinations regarding the construction and abandonment of railway lines, commuter and passenger access, and noise and vibration-related disputes.

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

Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, environment, climate, sustainability, and other matters.

U.S.
The Company’s U.S. rail operations are subject to economic regulation by the U.S. Surface Transportation Board (the "STB"), which administers portions of Title 49 of the United States Code and related Code of Federal Regulations. The STB has jurisdiction over railroad rate and service issues, proposed railroad mergers, and other transactions.

The Company’s U.S. operations are subject to safety regulations enforced by the Federal Railroad Administration (the "FRA"), and the Pipeline and Hazardous Materials Safety Administration ("PHMSA"). The FRA regulates safety-related aspects of the Company’s railway operations in the U.S. under Title 49 of the Code of Federal Regulations, the Federal Railroad Safety Act, as well as rail portions of other safety statutes. The PHMSA regulates the safe transportation of hazardous materials by rail. The Company’s U.S. rail operations are also subject to security regulations and directives by the Transportation Security Administration ("TSA"), a component of the U.S. Department of Homeland Security.

CPKC 2025 ANNUAL REPORT / 11
Various other regulators directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental, climate, sustainability, and other matters.

Mexico
Primary regulatory oversight of the Company’s Mexican operations is provided by the Mexican Agencia de Trenes y Transporte Público Integrado (also known as Mexico's Agency of Trains and Integrated Public Transport) (the "ATTRAPI"). The ATTRAPI establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and customers. Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") must register its maximum rates with the ATTRAPI and make regular reports to the ATTRAPI and the Secretaría de Infraestructura, Comunicaciones y Transportes (also known as Secretariat of Infrastructure, Communications and Transportation) (the "SICT").

CPKCM must provide reports on investments, traffic volumes, theft and vandalism on the general right of way, customer complaints, fuel consumption, number of locomotives, railcars and employees, and activities around maintenance of way, sidings and spurs, among other financial information, and reports. The Company may freely set rates on a non-discriminatory basis up to the maximum rates registered with the ATTRAPI. At any time, the ATTRAPI may request additional information regarding the determination of maximum rates and may issue recommendations with respect to proposed rate increases. If the ATTRAPI or another party considers there to be no effective competition, they may request an opinion from the Comisión Nacional Antimonopolios (also known as Mexican Antitrust Commission) (the "CNA") regarding market conditions. If the CNA determines that there is no effective competition for particular movements, the ATTRAPI could set rates for those movements or grant limited trackage rights to another railroad while the condition of no effective competition remains.

CPKCM holds a concession from the Mexican government until June 2047, which is renewable under certain conditions, for additional periods, each up to 50 years (the "Concession"). CPKCM has the exclusive right to provide the freight rail service through 2037, subject to certain trackage and haulage rights granted to other freight rail concessionaires, and subject to trackage and haulage rights afforded to concessionaires of concessions that may be granted by the SICT to provide passenger rail service in the future. The Concession authorizes CPKCM to provide freight transportation services over north-east rail lines, which are a primary commercial corridor of the Mexican railroad system. CPKCM is required to provide freight railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. CPKCM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. CPKCM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. During the remainder of the Concession period, CPKCM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues. The ATTRAPI may request information to verify CPKCM´s compliance with the Concession and any applicable regulatory framework.

Environmental Laws, Regulations and Strategies
The Company’s operations and real estate assets are subject to extensive federal, provincial, state, and local environmental laws and regulations, including those governing air pollutants, greenhouse gas ("GHG") emissions, (please see "Sustainability-Related Laws, Regulations and Strategies" for further discussion), management and remediation of historical contaminant sites, discharges to waters and the handling, storage, transportation, and disposal of waste and other materials. If the Company is found to have violated such laws or regulations, or to have acted in a manner that is inconsistent with regulatory expectations, such a finding could have a material adverse effect on the Company’s business, financial condition, or operating results. In addition, in operating a railway, the release of hazardous materials during derailments or other accidents has occurred, or may occur, which could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results, financial condition, and reputation. Please see "Legal and Regulatory Risks" in Item 1A. Risk Factors for further discussion.

The Company has implemented an Environmental Management System to facilitate the reduction of environmental risk. Specific environmental programs are in place and designed to address areas such as locomotive air emissions, GHG reporting, management of vegetation, wastewater, chemicals and waste, storage tanks, and fueling facilities. The Company has also undertaken environmental impact assessments and risk assessments designed to identify, prevent, and mitigate environmental risks. There is continued focus on preventing spills and other incidents that have a negative impact on the environment. There is an established strategic emergency response contractor network and spill equipment kits are located across its network to support a rapid and efficient response in the event of an environmental incident. In addition, emergency preparedness and response plans are regularly updated and tested.

The Company has established an environmental audit program aimed at conducting thorough, systematic, and routine assessments of its facilities to comply with legal requirements and adherence to accepted industry standards, accompanied by a corrective action follow-up process and senior management review.

12 / CPKC 2025 ANNUAL REPORT
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
•verifying that new or altered operations and other business activities are evaluated, planned, and permitted in accordance with applicable regulations, and executed to mitigate environmental risk;
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

CPKC 2025 ANNUAL REPORT / 13
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

Climate and Sustainability-Related Laws and Regulations
In recent years, federal, provincial, state and international lawmakers and regulators have increased their focus on companies’ risk oversight, disclosures and practices in connection with climate change and broader environmental, social, governance, and sustainability matters. Recent legal developments with respect to such matters include the legislative and rule-making activities of securities regulatory authorities in Canada, the U.S. and Mexico. In addition, recently enacted, proposed or evolving environmental, social, governance, and sustainability related statutes or regulations may impact the operations, preferences, activities and financial conditions of the Company and its customers and other stakeholders. Ongoing monitoring of legal developments and emerging trends in climate and other sustainability-related litigation and regulatory investigations is conducted to evaluate potential impacts on the Company’s climate and other sustainability-related activities, including its strategies, disclosure and risk management practices. Please see "Legal and Regulatory Risks" in Item 1A. Risk Factors for further discussion.

Sustainability Governance
The Company has established a clear governance structure to effectively communicate and respond to relevant sustainability topics, while striving to be proactive in implementing its sustainability commitments and practices. The Board of Directors, through its committees, is responsible for the monitoring and oversight of the Company's key risks, strategies, and sustainability topics. The Risk and Sustainability Committee of the Board is responsible for reviewing performance against sustainability objectives, as well as strategic plans and opportunities to align sustainability objectives with long-term climate strategy.

With oversight from the President and Chief Executive Officer ("CEO") of the Company, implementation of the Company’s sustainability objectives, including as they relate to climate change, is guided by a cross-functional executive Sustainability Steering Committee. Updates and progress reports on the Company's sustainability objectives and management approach to sustainability topics are regularly provided to the Risk and Sustainability Committee of the Board.

Climate Strategy
The Company published its first Climate Strategy in 2021, outlining its approach to managing potential climate-related impacts across the business.

In 2023, the Company established a 2030 locomotive GHG emissions reduction target. The target was validated by the Science Based Targets Initiative ("SBTi"), under its sectoral-based approach for freight railroads and is aligned with a well-below 2⁰C global warming scenario.

The Company has also established a Carbon Reduction Task Force, composed of CPKC’s engineers and operations experts. Reporting to the Sustainability Steering Committee, these experts assess, recommend, and implement climate action measures aimed at reducing GHG emissions and ensuring the long-term resilience and success of freight rail operations.

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

Total Employees and Workforce
An employee is defined by the Company as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The total number of employees as of December 31, 2025, was 19,479, a decrease of 318 compared to 19,797 as of December 31, 2024.

Workforce is defined as employees plus contractors and consultants. The total workforce as of December 31, 2025 was 19,502, a decrease of 422 compared to 19,924 as of December 31, 2024.

14 / CPKC 2025 ANNUAL REPORT
Unionized Workforce
Class I railways are party to collective bargaining agreements with various labour unions. The majority of the Company's employees belong to labour unions and are subject to these agreements. The Company manages collaborative relationships with union members in Canada, the U.S., and Mexico.

Unionized employees represent nearly 75% of our workforce and are represented by 73 active bargaining units.

Canada
Within Canada, there are eight bargaining units representing approximately 7,000 Canadian unionized active employees. From time to time, we negotiate to renew collective agreements with various unionized groups of employees. In such cases, the collective agreements remain in effect until the bargaining process has been exhausted pursuant to the Canada Labour Code. One agreement is open for renewal involving the International Brotherhood of Electrical Workers. Agreements are in place with the other bargaining units in Canada, of which one is in effect until December 31, 2026, two are in effect until December 31, 2027, three are in effect until December 31, 2028 and one until December 31, 2029.

U.S.
In the U.S., there are currently 63 active bargaining units representing approximately 4,300 unionized active employees. Under the Railway Labor Act, collective bargaining agreements do not expire and instead have reopener dates in which the parties can start new negotiations by exchanging "Section 6 notices", which outline proposed contractual changes and mark the beginning of the collective bargaining process. We recently reached tentative agreements on 19 of the 63 collective bargaining agreements with 16 having been successfully ratified by employees represented under those agreements. The remaining three collective bargaining agreements are still subject to ratification and all others continue to be negotiated.

Mexico
In Mexico, approximately 3,300 of CPKCM's employees are represented by two bargaining units. The compensation terms under the collective bargaining agreements are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The current agreements' terms will remain in effect until new terms have been negotiated. One agreement is under active negotiation, and the other will remain in effect until June 30, 2026.

Health and Safety
CPKC is an industry leader in rail safety. We are committed to protecting our employees, our communities, our environment, and our customers’ goods in all three countries which we operate in: Canada, the U.S., and Mexico. The Company finished the year with the lowest FRA-reportable train accident frequency among Class I railways for the third year in a row. This safety performance is building on Canadian Pacific's legacy of 17 consecutive years of industry leadership. Aside from mainline train operations, many of our employees work in yards, terminals, and shops across our network with machinery and heavy equipment, and often in extreme weather conditions. Our employees' safety is of utmost importance to the Company and through continuous improvement objectives in 2025 we have continued to look at ways to integrate and improve safety in these areas of our network operation. Operate Safely is one of the five foundations of our organization as a successful railroad and it starts at the door with our HomeSafe safety culture with knowing and following the rules accordingly. The FRA-reportable train accident and personal injury frequency rates are key metrics as part of the Company's annual incentive plan.

During 2025, we continued to promote and leverage our HomeSafe engagement strategy and other initiatives to drive our safety culture across the entire CPKC network, tapping into the human side of safety and what it means to promote both safety engagement and constructive feedback. HomeSafe puts everyone on the same level of safety operation expectations and empowers all employees to begin a safety conversation, no matter their role or position. HomeSafe, Safety Walkabouts and other safety initiatives have been instrumental in maintaining a strong safety performance in 2025.

Our FRA-reportable personal injury incidents rate per 200,000 employee-hours decreased 3% to 0.92 (2024 - 0.95) and our FRA-reportable train accident rate per million train-miles decreased 16% to 0.85 (2024 - 1.01). The Company’s safety performance is disclosed publicly on a quarterly basis using standardized metrics set out by the FRA.

Talent Management
The Company’s talent management programs are led by the Human Resources department and, supported by our executive-led Leadership and Diversity Steering Committee. This Committee, consisting of CEO direct reports, oversees workforce and leadership development. Senior leaders actively manage our succession planning program, which is regularly reviewed by the Board of Directors for alignment and oversight. The Board of Directors' Management Resources and Compensation Committee reviews compensation programs to ensure market competitiveness.

The Company maintains policies related to recruitment, compensation, and diversity and inclusion. Consistent with its values and foundations, the Company also maintains ongoing workforce initiatives that focus on attracting, developing, and retaining talent.

CPKC 2025 ANNUAL REPORT / 15
Talent Attraction and Retention
We attract, develop, and retain talent across North America through strategic recruitment, offering comprehensive benefits and providing a range of training and career advancement opportunities.

The Company offers rewarding and diverse roles in operating and support functions, and targets a diverse candidate pool. Recruitment efforts have been enhanced by technology upgrades and recruitment performance is tracked to assess the effectiveness of initiatives and partnerships. CPKC has been named as one of Alberta's Top 85 Employers for the past seven consecutive years.

CPKC offers competitive compensation, benefits and wellness programs to attract and retain talent. We regularly review our programs to ensure they are fair, comprehensive, and market competitive. Compensation and benefits vary by role and collective agreements. Our compensation and benefits are designed to support employees’ long-term financial well-being and enable a fulfilling retirement.

Training and Leadership Development
CPKC is committed to fostering growth and development for employees at every level of the organization. To support this commitment, we provide training centres across major locations in Canada, the U.S., and Mexico. Our comprehensive learning ecosystem offers specialized training, skill-building opportunities, and leadership development programs through a variety of formats—including instructor-led in-person and virtual classes, blended learning, e-learning modules, and self-directed online courses. This approach ensures that all employees, from frontline staff to senior leaders, have access to the tools and resources needed to advance their careers and contribute to the Company’s long-term success.

Diversity and Inclusion
We define diversity broadly and value the unique perspectives brought by different backgrounds and experiences. Diversity is one of our core values and supports all five of our foundations.

CPKC’s Diversity & Inclusion Council is a sub-committee of the Leadership and Diversity Steering Committee, which leads the Company's efforts in developing, enabling, and championing our diversity and inclusion strategy across the Company, subject to applicable laws in the different jurisdictions in which we operate.

As of December 31, 2025, 36% of our Board of Directors are women, and 55% are members of "designated groups" as defined in the Employment Equity Act of Canada.

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

16 / CPKC 2025 ANNUAL REPORT
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

The information set forth in this Item 1A. Risk Factors should be read in conjunction with the rest of the information included in this Annual Report on Form 10-K, including Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

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

The Company relies on technology and technological improvements to operate its business. Although the Company devotes significant resources to protect its technology systems and proprietary data, there can be no assurance that the systems and processes we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient in averting such incidents or attacks. (Please see "Item 1C. Cybersecurity" for further discussion). The Company continually evaluates attackers’ techniques, tactics and motives, and strives to be diligent in its monitoring, training, planning, and prevention. However, due to the increasing sophistication of cyber-attacks and greater complexity within our information technology supply chain, the Company may be unable to anticipate or implement appropriate preventive measures to detect and respond to a security breach.

CPKC 2025 ANNUAL REPORT / 17

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

Legal and Regulatory Risks
The Company is subject to significant governmental legislation and regulation across different jurisdictions over commercial, operating and environmental, climate, sustainability and other matters. The requirements and expectations of regulators and stakeholders continue to evolve and diverge, and our ability to meet these requirements and expectations may have a material adverse impact on our results of operations. The Company’s railway operations are subject to extensive federal laws, regulations, and rules in the countries it operates. Operations are subject to economic and safety regulations in Canada primarily by the Agency and TC. The Company’s U.S. operations are subject to economic and safety regulation by the STB and the FRA. The Company’s Mexican operations are subject to economic and safety regulations by the SICT and ATTRAPI. Any new rules from regulators could have a material adverse effect on the Company's financial condition, results of operations, and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure. Various other regulators, including the FRA, and the PHMSA, directly and indirectly affect the Company’s operations in areas such as health, safety, security, environmental, and other matters. Together, the FRA and the PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives, and hazardous materials requirements. In addition, the U.S. Environmental Protection Agency ("EPA") has regulatory authority with respect to matters that impact the Company's properties and operations. Additional regulation of the rail industry by these regulators or federal and state or provincial legislative bodies, whether under new or existing laws, may result in increased capital expenditures and operating costs and could have a significant negative impact on the Company’s ability to determine prices for rail services and result in a material adverse effect in the future on the Company’s business, financial position, results of operations, and liquidity in a particular year or quarter. This potential material adverse effect could also result in reduced capital spending on the Company’s rail network or in abandonment of lines.

In addition, these laws and regulations are evolving, and may impose differing or inconsistent requirements on us. For example, environmental, social and sustainability-related topics such as climate change and diversity, as well as companies’ actions and initiatives on such issues, have received significant attention from lawmakers, regulators and other stakeholders. Various governments, including the U.S. and Canadian federal governments, as well as local, regional, provincial and state governments, have adopted or are considering legislation, regulation or policies on these topics, which may diverge from, or potentially conflict with, those in other jurisdictions. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. Failure to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes. Moreover, our customers, shareholders, employees, and other stakeholders have diverse and evolving expectations, demands and perspectives on various topics, including environmental, social, and sustainability topics. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks.

18 / CPKC 2025 ANNUAL REPORT
The Company is subject to environmental laws and regulations that may result in significant costs. The Company’s operations are subject to extensive federal, state, provincial (Canada) and local environmental laws and regulations, including those governing air pollutants, GHG emissions, management and remediation of historical contaminant sites, discharges to waters and the handling, storage, transportation, and disposal of waste and other materials. (Please see "Environmental Laws, Regulations and Strategies" and "Sustainability-Related Laws, Regulations and Strategies" in Item 1. Business for further discussion). Violation of these laws and regulations can result in significant fines and penalties, as well as other potential impacts on the Company’s operations. These laws can impose strict, and in some circumstances, joint and several liability on both current and former owners, and on operators of facilities. If the Company is found to have violated such laws or regulations or to have acted in a manner that is inconsistent with regulatory expectations, such a finding could have a material adverse effect on the Company’s business, financial condition, or operating results.

Such environmental liabilities may also be raised by adjacent landowners or third parties. In addition, in operating a railway, it is possible that releases of hazardous materials during derailments or other accidents may occur that could cause harm to human health or to the environment. Costs of remediation, damages and changes in regulations could materially affect the Company’s operating results and reputation. The Company has been, and may in the future be, subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations. The Company currently has obligations at existing sites for investigation, remediation, and monitoring, and will likely have obligations at other sites in the future. The actual costs associated with both current and long-term liabilities may vary from the Company’s estimates due to a number of factors including, but not limited to, changes in: the content or interpretation of environmental laws and regulations; required remedial actions; technology associated with site investigation or remediation; and the involvement and financial viability of other parties that may be responsible for portions of those liabilities. The Company’s Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment concerning, among other matters, emissions to the air, land, and water, and the handling of hazardous materials and wastes, and are also subject to compliance with standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings, impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.

The Company is subject to claims and litigation that could result in significant expenditures. Due to the nature of its operations, the Company is exposed to the potential for claims and litigation arising out of personal injury, property damage or freight damage, employment, labour contract or other commercial disputes, and environmental, climate or sustainability, or other liability. The Company accrues for potential losses in accordance with applicable accounting standards, based on ongoing assessments of the likelihood of an adverse result in a claim or litigation together with the monetary relief or other damages sought or potentially recoverable. Material changes to litigation trends, a significant rail or other incident or series of incidents involving freight damage or loss, property damage, personal injury, or environmental, climate or sustainability, or other liability, and other significant matters could have a material adverse impact to the Company's operations, reputation, financial position, or liquidity.

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

The Company is dependent on certain key suppliers of core railway equipment and materials that could result in increased price volatility or significant shortages of materials, which could adversely affect results of operations, financial condition, and liquidity. Due to the complexity and specialized nature of core railway equipment and infrastructure (including rolling stock equipment, locomotives, rail, and ties), there are a limited number of suppliers of rail equipment and materials available. Should these specialized suppliers cease production or experience capacity or supply shortages, this concentration of suppliers could result in the Company experiencing cost increases or difficulty in obtaining rail equipment and materials, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. Additionally, the Company’s operations are dependent on the availability of diesel fuel. A significant fuel supply shortage arising from production decreases, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors could have a material adverse effect on the Company's results of operations, financial position, and liquidity in a particular year or quarter.

CPKC 2025 ANNUAL REPORT / 19
Risks Related to the Kansas City Southern Transaction
The Company may fail to realize the anticipated cost savings, growth opportunities and synergies, and other benefits anticipated from the acquisition of KCS and is subject to continuing obligations under the STB’s final decision, which could adversely affect the Company’s business. On April 14, 2023, the Company assumed control of KCS. The success of the KCS acquisition will depend on, among other things, the Company’s ability to successfully integrate the business of KCS with the Company's other U.S. rail carrier subsidiaries in a manner that facilitates growth opportunities, realizes anticipated synergies, and achieves the projected cost savings, revenue growth and profitability targets of the combined businesses without adversely affecting current revenues and investments in future growth. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition, which may involve delays or additional and unforeseen expenses. Integration and other disruptions from the KCS acquisition may also disrupt the Company’s ongoing businesses. In connection with the integration of the KCS business, the Company has incurred and expects to continue to incur significant costs. These costs may exceed the savings and efficiencies the Company expects to achieve from the integration of the businesses.

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

Risks Related to Operations in Mexico
The Concession granted to CPKCM from the Mexican government is subject to revocation or termination in certain circumstances, which would prevent CPKCM from conducting rail operations under the Concession and would have a material adverse effect on the Company’s results of operations. CPKCM operates under the Concession granted by the Mexican government for a period of 50 years which is renewable under certain conditions, for additional periods, each up to 50 years. The Concession gives CPKCM exclusive rights to provide freight transportation services over its rail lines through 2037 (the first 40 years of the 50-year Concession), subject to certain trackage and haulage rights granted to other freight rail concessionaires, and subject to trackage and haulage rights afforded to concessionaires of concessions that may be granted by the SICT to provide passenger rail service in the future.

The SICT and ATTRAPI, which are principally responsible for regulating railroad services in Mexico, have broad powers to monitor CPKCM’s compliance with the Concession, and they can require CPKCM to supply them with any technical, administrative, and financial information they request. Among other obligations, CPKCM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every three years. The SICT treats CPKCM’s business plans confidentially. The SICT and ATTRAPI also monitor CPKCM’s compliance with efficiency and safety standards established in the Concession. The SICT and ATTRAPI review, and may amend, these standards from time to time. The CNA also has the authority to regulate railroad service in Mexico, having powers to monitor compliance with the antitrust laws as well as to investigate and determine remedies for anticompetitive practices.

Under the Concession, CPKCM has the right to operate its rail lines, but it does not own the land, roadway, or associated structures. If the Mexican government legally terminates the Concession, it would own, control, and manage such public domain assets used in the operation of CPKCM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain CPKCM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service related assets to it for a term of at least one year, automatically renewable for additional one-year terms for up to five years. The amount of rent would be determined by experts appointed by CPKCM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession.

In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by CPKCM of railroad equipment within 90 days after revocation of the Concession. The Mexican government may also temporarily seize control of CPKCM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance, or imminent danger to the domestic peace or economy. In such a case, the SICT may restrict CPKCM’s ability to operate under the Concession in such manner as the SICT deems necessary under the circumstances, but only for the duration of any of the foregoing events. Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Regulatory Railroad Service Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate CPKCM for its losses and may not be made timely.

20 / CPKC 2025 ANNUAL REPORT
The SICT may revoke the Concession if CPKCM is sanctioned for the same cause at least three times within a period of five years for any of the following: unjustly interrupting the operation of its rail lines or rendering its public services for charging rates higher than those it has registered with the ATTRAPI; unlawfully restricting the ability of other Mexican rail operators to use its rail lines; failing to make payments for damages caused during the performance of services; failing to comply with any term or condition of the Mexican Regulatory Railroad Service Law and regulations or the Concession; failing to make the capital investments required under its three-year business plan filed with the SICT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Regulatory Railroad Service Law and regulations. In addition, the Concession would terminate automatically if CPKCM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of CPKCM without the SICT’s approval.

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

The Company’s ownership of CPKCM and operations in Mexico subject it to Mexican economic and political risks. The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions and policies concerning the economy and state-owned enterprises, including with respect to taxes, salaries, pension, transport, and similar services, as well as other political events in Mexico could have a significant impact on Mexican private sector entities in general and on CPKCM’s operations in particular. For example, CPKCM's operations could be impacted with the introduction of new legislation or policies to regulate the railway industry, the energy market, or labour and tax conditions. The Company cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or CPKCM’s operations. For example, from time to time, teachers' protests in Mexico have resulted in service interruptions on CPKCM’s rights of way. The Company’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation, and other political, social and economic developments in or affecting Mexico. For example, Mexican tax reforms effective January 1, 2026, requiring cash deposits to contest tax assessments may adversely affect our liquidity and ability to challenge such assessments. Additionally, the Company has a tax contingency related to an audit assessment, which is currently in litigation, as well as audit assessments that are in administrative appeals. An adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements in a particular quarter or period. Tax contingencies are further discussed in Notes 7 and 26 of Part II Item 8. Financial Statements and Supplementary Data.

The social and political situation in Mexico could adversely affect the Mexican economy and CPKCM’s operations, and changes in laws, public policies, regulations, and government programs, including measures related to new or increased taxes, could be enacted, each of which could also have a material adverse effect on the Company’s consolidated financial statements.

The Mexican economy in the past has suffered balance of payment deficits and shortages in FX reserves. Although Mexico has imposed FX controls in the past, there are currently no FX controls in Mexico. Any restrictive FX control policy could adversely affect the Company’s ability to obtain U.S. dollars or to convert Mexican pesos into dollars for purposes of making payments. This could have a material adverse effect on the Company’s consolidated financial statements.

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

Additionally, fluctuations in the peso-dollar exchange rate could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that CPKCM transports to the United States may be offset by a subsequent increase in imports of other commodities CPKCM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in United States-Mexican trade beyond the Company’s control may result in a reduction of freight volumes or in an unfavourable shift in the mix of products and commodities CPKCM carries.

CPKC 2025 ANNUAL REPORT / 21

Extreme volatility in the peso-dollar exchange rate may result in disruption of the international FX markets and may limit the ability to transfer or convert Mexican pesos into U.S. dollars. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments and meeting contractual commitments. Fluctuations in the peso-dollar exchange rate also have an effect on the Company’s consolidated financial statements. A weakening of the peso against the U.S. dollar would cause reported peso-denominated revenues and expenses to decrease, and could increase reported FX loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and a weakening of the peso against the U.S. dollar could cause an increase in the Company’s cash tax obligation and effective tax rate.

Climate-Related Risks
Climate change presents both physical and transition risks to our business. A summary of climate-related risks that could adversely affect our business, operations and financial results are discussed below.

Physical Risks
Changing climate conditions, extreme weather events or natural disasters could result in significant business interruptions and costs to the Company. The Company is exposed to extreme weather events such as hurricanes, tropical storms, tornadoes, floods, wildfires, extreme temperatures, drought, significant precipitation, and natural disasters including earthquakes, volcanism, avalanches, and mudslides that have caused and in the future can cause track outages, severe damage to infrastructure and business interruptions that adversely affect the Company’s rail network. These events have resulted and may in the future result in substantial costs to respond during the event and recover following the event. Costs have and in the future can include modifications to existing infrastructure or implementation of new infrastructure to prevent future impacts on our business.

Impacts from these extreme weather events or natural disasters are highly variable based on the severity and length of the event and scope of network impact. Climate change may cause or contribute to the frequency, duration, and intensity of some extreme weather events and natural disasters, increasing the Company’s exposure to chronic and acute physical climate risks. The impacts from these events can vary significantly by region and over time, with examples including extreme heat, prolonged droughts, regional water stress, increased wildfire risk, and severe precipitation – all of which may compound operational challenges across the rail network. These impacts have necessitated and in the future could necessitate significant capital investments to enhance infrastructure resilience; however, even with such investments, the Company may still face increased maintenance costs and potential service disruptions due to the unpredictability of extreme weather events or natural disasters as they become more severe and as circumstances otherwise evolve, and there is no guarantee that we will be able to quickly and effectively respond or restore operations following extreme weather events or natural disasters. The resulting impacts may materially affect the Company’s operating results, financial condition, and liquidity, as well as its ability to meet customer service commitments and maintain network efficiency.

Insurance maintained by the Company to protect against loss of business and other related consequences resulting from extreme weather events and natural disasters is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of the Company's damages or damages to others, and may not continue to be available at commercially reasonable rates. Even with insurance, if any extreme weather event or natural disaster leads to a catastrophic interruption of services, the Company may not be able to restore services without a significant interruption in operations.

22 / CPKC 2025 ANNUAL REPORT
Transition Risks
Reputational Risks
The Company has established a GHG emissions reduction target, and may establish updated or new targets in the future to guide the implementation of the Company's carbon reduction efforts. The Company's inability to achieve our sustainability goals, including the current GHG emissions reduction target or any future targets we may establish could negatively impact the Company, including both our reputation and financial results. The Company has established a science-based GHG emissions reduction target (please see “Sustainability Related Laws, Regulations and Strategies—Climate Change” in Item 1. Business for further discussion). Our current GHG emissions reduction target and any future GHG emissions reduction targets we may establish are subject to a number of risks, assumptions, and uncertainties that include, but are not limited to: evolving sustainability strategies and scientific, methodological, or technological developments, including future investments in and the availability of GHG emissions-reduction tools and technologies, shifts in the science, data, methodology, and legal and financial considerations underlying our climate and sustainability-related analysis and strategy, including those developed and used by organizations such as SBTi, the ability of the Company to successfully implement its climate and sustainability-related strategies and initiatives (including actions and plans undertaken by the Company to reduce GHG emissions), significant changes in the Company's GHG emissions profile as a result of changes to its railway asset base, the Company's ability to work with governments and third parties to mitigate the impacts of climate change, domestic and international economic conditions, including FX rates, the effects of competition and regulation, shifting climate-related policy, regulations and stakeholder expectations, uncertainties in the financial markets, capital spending, actions of vendors, the willingness of customers to acquire our services, cost of network expansion, maintenance and retrofits, and physical impact of climate change on our business. In addition, the accuracy, consistency, and usefulness of climate or sustainability-related data (including data underlying our current or future targets and their baselines) could be impacted by a number of factors, including the accuracy of the assumptions in the science-based methodology used to calculate this data, the quality of the data we rely on (including data collected by third parties) and our measuring systems, activities such as joint ventures, mergers and acquisitions or divestitures, and industry-driven changes to methodologies.

As a result of these and other factors, we may not achieve our current GHG emissions reduction target or any future GHG emissions reduction targets we may establish or do so in a manner that meets standards developed by third parties such as SBTi or the expectations of our key stakeholders. We cannot assure that the Company's current or future plans to reduce GHG emissions will be viable or successful. In addition, there can be no assurance that our shareholders and other stakeholders, who hold increasingly diverging views on these topics, will agree with our goals and strategies or be satisfied with our efforts to attain such goals or with our other sustainability-related efforts or commitments. Moreover, any perception, whether or not valid, that we have failed to act responsibly with respect to such matters, failed (or may fail) to achieve our goals or to effectively respond to new or additional market developments or legal or regulatory requirements, could adversely affect our business, reputation, and exposure to legal risks. As a result, there is no assurance that we will be able to successfully achieve our sustainability goals or that our sustainability strategy will satisfy the diverging expectations of our stakeholders, which could damage our reputation and customer, and other stakeholder relationships and have an adverse effect on our business, results of operations, and financial condition.

Policy and Regulatory Risks
An escalating price on carbon emissions could materially increase direct costs related to energy purchases and indirect expenses related to purchased goods and materials, required to operate our business. As an energy-intensive operation, the Company is exposed to evolving climate-focused policy and regulations, including carbon pricing, clean fuel standards and emissions trading regulations, which may vary significantly across jurisdictions and increase compliance complexity.

Introduction of, or changes to, regulations by government bodies in response to climate change that increase the cost of carbon emissions could result in a significant increase in expenses and could adversely affect our business performance, results of operations, financial position, and liquidity. Please see “Sustainability-Related Laws, Regulations and Strategies” in Item 1. Business for further discussion of climate- and other sustainability-related laws and regulations that could materially affect the Company’s operating results, financial condition, and reputation.

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

Shifting consumer demand to lower-carbon products and increased climate-focused regulations, such as carbon pricing and fuel regulations, may lead to a broader transition in the energy sector. If such a transition occurs, demand for certain commodities, such as crude oil and petroleum, may decline, while demand for alternatives such as renewable fuels may increase, creating potential volatility in future revenue streams. Programs that place a price on carbon emissions or other government restrictions on certain market sectors may further impact current and potential freight rail customers in the energy sector. A comprehensive transition in the energy sector could significantly impact the markets of the Company's energy customers or lead to market differentiation through geographic variation in policies and demand trends. A portion of the Company’s business could be materially affected by potential future changes and instability that may be related to such a transition.

CPKC 2025 ANNUAL REPORT / 23

Please see "Sustainability-Related Laws, Regulations and Strategies" in Item 1. Business for further discussion of climate- and other sustainability-related laws, regulations, and other legal developments that could materially affect the preferences, activities, and financial conditions of our customers and other stakeholders, as well as the Company’s operating results, financial condition, and reputation.

General Risk Factors
Global Risks
Changes in global economic conditions, international trade policies, and public health conditions could negatively affect demand for commodities and other freight transported by the Company. A decline or disruption in domestic, cross-border, or global economic conditions, including fluctuations in interest rates and changes to international trade policies and tariffs, that affect the supply or demand for commodities that the Company transports may decrease the Company’s freight volumes. In particular, the imposition, expansion, or modification of tariffs, quotas or other trade restrictions affecting goods moving between the United States, Mexico, and Canada could result in a material adverse effect on the Company's freight volumes. In addition, trade agreement reviews, including the scheduled 2026 joint review of the United States-Mexico-Canada Agreement, and any resulting changes to or non-renewal of these agreements could disrupt North American supply chains and adversely affect cross-border customer demand, pricing dynamics, and long-term capital investment patterns. These factors could result in a material adverse effect on the Company’s financial or operating results and liquidity. Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact on the Company's financial position, results of operations, and liquidity in a particular year or quarter.

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

The Company's indebtedness may pose risks and/or intensify existing risks. As at December 31, 2025, we have $23,188 million of indebtedness.

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

Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

24 / CPKC 2025 ANNUAL REPORT
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

The Company's cybersecurity program utilizes the National Institute of Standards and Technology Cybersecurity Framework as its foundation. Accordingly, CPKC’s program includes periodic risk assessments, penetration testing by a third-party, audit participation, employee and contractor training, and the implementation of technologies to assist in mitigating cybersecurity risks and harms. Incident response procedures, including escalation procedures, are designed, implemented, and periodically tested to assist the Company in detecting, responding to, and recovering from a potential cybersecurity incident, and making any timely notification or disclosure that may be required under the circumstances. The Company scopes the third-party penetration tests as real-world attacks against perimeter defences and internal processes such as social engineering and phishing.

The Company's cybersecurity risk management program also includes ongoing threat research and analysis conducted with the assistance of third parties, including on emerging threat attack vectors, tactics, actors, and motivations. The Company also engages in ongoing network monitoring and has implemented a vulnerability management and patching program. Further, CPKC employs structured vetting and ongoing risk management processes to identify and mitigate cyber risks associated with the use of third-party service providers, including specifically in the area of technology.

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

See "Risk Factors" in Part I, Item 1A. of this Form 10-K for further information about information and cybersecurity risk.

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

The CISO, CIO, and certain members of their management team who are involved in implementing the Company's cybersecurity program possess expertise in cybersecurity risk management. Our CISO and CIO each have many years of experience in designing and implementing cybersecurity frameworks and working to mitigate cyber threats. Among other qualifications, certain members of the CISO's and CIO's management team also have certifications as a Certified Information Systems Security Professional and Certified Information Security Manager.

CPKC 2025 ANNUAL REPORT / 25
ITEM 2. PROPERTIES

Network Geography
The Company operates on a network of approximately 20,000 miles of main track, of which the Company accesses 3,300 miles under trackage rights. The Company's track network represents the size of the Company's operations that connects markets, customers, and other railways. The Company’s network accesses the U.S. markets directly through five wholly-owned subsidiaries: Soo Line Railroad Company, a Class I railway operating in the U.S. Midwest; the Dakota, Minnesota & Eastern Railroad ("DM&E"), which operates in the U.S. Midwest; Delaware & Hudson Railway Company, Inc., which operates between eastern Canada and the U.S. Northeast; the Central Maine & Quebec Railway U.S. Inc., which operates in the U.S. Northeast, and the Kansas City Southern Railway Company, a Class I railway which operates in the central and south-central U.S. KCS indirectly owns CPKCM which operates in northeastern and central Mexico and to and from the port cities of Lázaro Cárdenas, Veracruz, Altamira and Tampico.

The Company’s network in Canada covers approximately 8,400 miles and extends from the Port of Vancouver on Canada’s Pacific Coast to the Port of Montréal and eastern Québec and to the Port of Saint John via a haulage agreement. The U.S. network covers approximately 8,800 miles and extends through industrial centres of Chicago, Illinois; Detroit, Michigan; Buffalo and Albany, New York; Minneapolis, Minnesota; Kansas City, Missouri; and to the U.S. Gulf Coast with port access at Port Arthur, Texas, New Orleans, Louisiana, and Mobile, Alabama via agreement. The Company’s network in Mexico extends approximately 3,100 miles from the Laredo, Texas border crossing through Mexico City, with port access at Lázaro Cárdenas, Veracruz, Altamira, and Tampico.

EDMONTON
SASKATOON
CALGARY
VANCOUVER
MOOSE JAW
REGINA
LETHBRIDGE
WINNIPEG
THUNDER BAY
DULUTH
MINNEAPOLIS / ST. PAUL
MONTRÉAL
QUÉBEC CITY
CÔTE SAINT-LUC
LACHINE
SAINT JOHN
SEARSPORT
TORONTO
VAUGHAN
BUFFALO
MILWAUKEE
DETROIT
WINDSOR
NEW YORK
CHICAGO
DAVENPORT
KANSAS CITY
ST. LOUIS
SHREVEPORT
DALLAS
MYRTLEWOOD
JACKSON
MERIDIAN
BEAUMONT
MOBILE
GULFPORT
HOUSTON
LAKE CHARLES
NEW ORLEANS
PORT ARTHUR
LAREDO
SANCHEZ
CORPUS CHRISTI
MONTERREY
BROWNSVILLE
SAN LUIS POTOSÍ
ALTAMIRA
TAMPICO
ESCOBEDO
QUERÉTARO
MEXICO CITY
TOLUCA
VERACRUZ
LÁZARO CÁRDENAS
CPKC
CPKC trackage, haulage and leased lines
CPKC transload facility
CPKC intermodal terminal
CPKC classification yard

26 / CPKC 2025 ANNUAL REPORT
At December 31, 2025, the breakdown of the Company's operated track miles is as follows:

Total
First main track	19,176
Second and other main track	1,165
Passing sidings and yard track	5,830
Industrial and way track	1,904
Total track miles	28,075

Rail Facilities
The Company operates numerous facilities including: terminals for intermodal, transload, automotive and other freight; classification rail yards for train-building and switching, storage-in-transit and other activities; offices to administer and manage operations; dispatch centres to direct traffic on the rail network; crew quarters to house train crews along the rail line; shops and other facilities for fuelling, maintenance and repair of locomotives; and facilities for maintenance of freight cars and other equipment. The Company continues to invest in terminal upgrades and new facilities to accommodate incremental growth in volumes. Typically in all of our major yards, the Company's Police Services has offices to ensure the safety and security of the yards and operations.

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

The Company’s locomotive fleet is comprised of largely high-adhesion alternating current line haul locomotives that are more fuel efficient and reliable and have superior hauling capacity as compared with standard direct current locomotives. The Company has entered into multi-year purchase agreements for new Tier 4 line haul locomotives to improve the overall fleet reliability and availability with new technology while also significantly reducing emissions. The Company’s locomotive productivity, defined as the daily average gross ton-miles ("GTMs") divided by daily average operating horsepower, for the years ended December 31, 2025 and 2024, was 166 and 165 GTMs per operating horsepower, respectively. Operating horsepower excludes units offline, tied up or in storage, or in use on other railways, and includes foreign units online. As of December 31, 2025, the Company had 292 locomotives in storage. As of December 31, 2025, the Company owned or leased the following locomotive units:

Locomotives	Owned	Leased	Total	Average Age (in years)
Line haul	1,471	54	1,525	16
Road Switcher	732	3	735	38
Yard Switcher	47	—	47	52
Total locomotives	2,250	57	2,307	24

CPKC 2025 ANNUAL REPORT / 27
The Company’s average in-service utilization percentage for freight cars, for the years ended December 31, 2025 and 2024, was 82% and 79%, respectively. As of December 31, 2025, the Company owned and leased the following freight cars:

Freight cars	Owned	Leased	Total	Average Age (in years)
Box car	3,472	1,094	4,566	29
Covered hopper	14,910	6,185	21,095	18
Flat car	1,638	1,385	3,023	29
Gondola	6,067	2,150	8,217	27
Intermodal	1,777	149	1,926	23
Multi-level autorack	5,963	3,305	9,268	18
Company service car	2,779	369	3,148	51
Open top hopper	224	20	244	33
Tank car	48	436	484	12
Total freight cars	36,878	15,093	51,971	23

As of December 31, 2025, the Company owned and leased the following units of intermodal equipment:

Intermodal equipment	Owned	Leased	Total	Average age (in years)
Containers	10,061	—	10,061	7
Chassis	6,664	2,409	9,073	13
Total intermodal equipment	16,725	2,409	19,134	10

Headquarters Office Building
The Company's global headquarters in Calgary, Alberta is a multi-building campus encompassing the head office building, a data centre, training facility, and other office and operational buildings. The Company’s U.S. headquarters is located in Kansas City while Mexican headquarters are located in Monterrey, Nuevo Leon and Mexico City.

The Company's main operations centre is located in Calgary, and is the primary dispatching facility in Canada. Rail traffic controllers coordinate and dispatch crews, and manage the day-to-day locomotive operations across the network, 24 hours a day, and seven days a week. The operations centre has a complete backup system in the event of any power disruption.

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

Capital Expenditures
The Company incurs expenditures to expand and enhance its rail network, rolling stock, and other infrastructure. These expenditures are aimed at improving the efficiency and safety of our operations. Such investments are also an integral part of the Company's multi-year capital program and support growth initiatives.

In 2025, the Company invested in capital expenditures of $3,102 million (2024 - $2,825 million), an increase of 10% from the prior year. For further details, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

28 / CPKC 2025 ANNUAL REPORT
Encumbrances
Refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 17 Debt, for information on the Company's finance lease obligations and assets held as collateral under these agreements.

ITEM 3. LEGAL PROCEEDINGS

For further details, refer to Part II Item 8. Financial Statements and Supplementary Data, Note 26 Commitments and contingencies.

SEC regulations require the disclosure of any proceeding under environmental laws to which a government authority is a party unless the registrant reasonably believes it will not result in sanctions over a certain threshold. The Company uses a threshold of U.S. $1 million for the purposes of determining proceedings requiring disclosure.

From time to time, the Company or its subsidiaries may be subject to information requests from U.S. state or federal environmental regulatory authorities inquiring as to the Company’s compliance or remediation practices in the U.S. In September 2020, the Company received an initial request for information from the EPA inquiring into the Company’s compliance with the mobile source provisions of the Clean Air Act ("CAA"). The Company has been providing information in response to the EPA’s initial and follow-up requests, and the EPA has issued Notices of Violations, which preliminarily identify certain categories of alleged non-compliance with civil provisions of the CAA pertaining to locomotives and locomotive engines. In December 2022, the U.S. Department of Justice ("DOJ") sent a communication requesting a meeting with the Company to discuss potentially resolving any alleged noncompliance which included an initial draft consent decree from the DOJ. That initial meeting occurred in January 2023 and communications are ongoing. Neither the EPA nor the DOJ has issued a final compendium of alleged violations or a final demand for corrective or mitigating actions, and it remains too early to provide a fulsome evaluation of the likely outcome with respect to either the nature of any alleged violations, or the amount of any potential civil penalty. However, any potential civil penalty amount is not anticipated to be material. The Company will continue to fully cooperate and engage in discussions to resolve the matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CPKC 2025 ANNUAL REPORT / 29
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed by the Board of Directors and they hold office until their successors are appointed, subject to resignation, retirement, or removal by the Board of Directors. There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. As of the date of this filing, the executive officers’ names, ages, and business experience are:

Name, Age and Position	Business Experience
Keith Creel, 57 President and Chief Executive Officer	Mr. Creel became the first President and CEO of CPKC on April 14, 2023. Mr. Creel previously served as President and CEO of the Company from January 31, 2017 to April 13, 2023. He was appointed the Company's President and Chief Operating Officer ("COO") in February 2013 and joined the Company's Board of Directors in May of 2015. Under Mr. Creel's leadership, the Company has achieved industry-leading safety performance and delivered more efficient ways to connect customers to domestic and global markets, playing a prominent role in connecting communities across North America.

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
Nadeem Velani, 53 Executive Vice-President and Chief Financial Officer	Mr. Velani is Executive Vice-President and Chief Financial Officer ("CFO") of CPKC. In his role, Mr. Velani serves as a key member of the CPKC executive leadership team responsible for helping plan the long-term strategic direction of the Company with duties including financial planning, investor relations, reporting and accounting systems, as well as procurement, treasury and tax.

Previously, Mr. Velani served as Executive Vice-President and Chief Financial Officer of the Company having earlier served as Vice-President Investor Relations. Prior to joining the Company, Mr. Velani spent 15 years at CN where he worked in a variety of positions in Strategic and Financial Planning, Investor Relations, Sales and Marketing and the Office of the President and CEO.

Mr. Velani holds a Bachelor of Economics degree from Western University and a Master of Business Administration ("MBA") in finance/international business from McGill University. In 2022, Mr. Velani completed the Advanced Management Program at Harvard Business School.
John Brooks, 55 Executive Vice-President and Chief Marketing Officer	Mr. Brooks is Executive Vice-President and Chief Marketing Officer ("CMO") of CPKC. Mr. Brooks is responsible for CPKC's business units and leads a group of highly capable sales and marketing professionals across North America. Mr. Brooks is also responsible for strengthening partnerships with existing customers, generating new opportunities for growth, enhancing the value of the Company's service offerings and developing strategies to optimize CPKC's book of business.

Previously, Mr. Brooks served as Executive Vice-President and CMO of the Company from February 2019. He worked in senior marketing roles at the Company after joining in 2007, including past experience as Senior Vice-President and CMO and Vice-President, Marketing - Bulk and Intermodal. Mr. Brooks began his railroading career with Union Pacific Corporation and later helped start I&M Rail Link, LLC, which was purchased by DM&E in 2002. Mr. Brooks was Vice-President, Marketing at DM&E prior to it being acquired by the Company in 2007.

With more than 25 years in the railroading business, Mr. Brooks brings a breadth of experience to the CMO role that is pivotal to the Company's continued and future success.

Mr. Brooks holds a Bachelor of Arts in finance from the University of Northern Iowa and a minor in real estate finance and completed the Advanced Management Program at Harvard Business School.

30 / CPKC 2025 ANNUAL REPORT

Mark Redd, 55 Executive Vice-President and Chief Operating Officer	Mr. Redd is Executive Vice-President and COO of CPKC, bringing considerable leadership experience in rail operations and safety excellence to the role. Mr. Redd oversees the 24/7 operations of CPKC's North American network, including teams responsible for network transportation, operations, mechanical, engineering, training and safety.

Previously, Mr. Redd served as Executive Vice-President Operations of the Company from September 2019. He joined the Company in October 2013 as General Manager Operations U.S. West and has held various leadership positions. In April 2016, he became Vice-President Operations Western Region and in February 2017, he became Senior Vice-President Operations Western Region. Previous to these roles, Mr. Redd worked for over 20 years at KCS where he held a variety of leadership positions in network and field operations, including Vice-President Transportation where he oversaw key operating functions in the U.S. and Mexico.

Mr. Redd holds Bachelor's and Master's degrees of science in management from the University of Phoenix and an Executive MBA from the University of Missouri - Kansas City.
James Clements, 56 Executive Vice-President, Strategic Planning and Corporate Services	Mr. Clements is Executive Vice-President, Strategic Planning and Corporate Services at CPKC. Mr. Clements has responsibilities that include the Company's strategic government relations and communications functions as well as leadership of CPKC's ongoing multi-year integration and change management efforts and operations technology.

Previously, Mr. Clements served as Senior Vice-President, Strategic Planning and Technology Transformation at the Company from September 2019. Before this appointment, he was the Vice-President, Strategic Planning and Transportation Services of the Company from 2014. Mr. Clements has more than 30 years' experience at the Company, enabling an extensive understanding of the Company's customers, processes, systems, and leadership of CP-KCS integration planning. His previous experience and leadership roles cover a wide range of areas of the Company’s business, including car management, finance, logistics, grain marketing and sales in both Canada and the U.S., as well as marketing and sales responsibilities for various other lines of business.

Mr. Clements holds an MBA in finance/international business from McGill University and a Bachelor of Science in computer science and mathematics from McMaster University.
Laird Pitz, 81 Senior Vice-President and Chief Risk Officer	Mr. Pitz is Senior Vice-President and Chief Risk Officer ("CRO") at CPKC. In his role, Mr. Pitz is responsible for risk management, police services, environmental risk and forensic audit investigations.

Previously, Mr. Pitz served as Senior Vice-President and CRO of the Company from October 2017. He also served as the Vice-President and CRO of the Company from October 2014 to October 2017, and the Vice-President, Security and Risk Management of the Company from April 2014 to October 2014. Prior to joining the Company, Mr. Pitz was retired from March 2012 to April 2014, and Vice-President, Risk Mitigation of CN from September 2003 to March 2012.

Mr. Pitz, a Vietnam War veteran and former Federal Bureau of Investigation special agent, is a 50-year career professional who has directed strategic and operational risk mitigation, security and crisis management functions for companies operating in a wide range of fields, including defence, logistics and transportation.
Mike Foran, 52 Senior Vice-President, Network and Capacity Management	Mr. Foran is Senior Vice-President, Network and Capacity Management at CPKC. In this role, Mr. Foran is responsible for guiding the use of company assets to align with corporate objectives to drive strategic, sustainable growth.

Previously, Mr. Foran served as Vice-President, Market Strategy and Asset Management at the Company from May 2017. During his more than 28 years at the Company, Mr. Foran has worked in operations, business development, marketing and general management.

Mr. Foran holds an Executive MBA from the Ivey School of Business at Western University and a Bachelor of Commerce from the University of Calgary.

CPKC 2025 ANNUAL REPORT / 31

Maeghan Albiston, 44 Senior Vice-President and Chief Human Resources Officer	Ms. Albiston is Senior Vice-President and Chief Human Resources Officer at CPKC. Ms. Albiston is responsible for leading the Company's Human Resources function across North America, including in the areas of talent management, recruitment, total rewards, occupational health and leadership development. Ms. Albiston also oversees the management of the Company's pension plans, which include the Company's defined benefit pension plan, one of the oldest and largest corporate pension plans in Canada.

During her nearly 20 year career at the Company, Ms. Albiston has held a number of leadership roles, most recently as Vice-President Capital Markets where she acted as the primary point of contact for the financial community with oversight for the investor relations, treasury and pension functions.

Ms. Albiston holds a Bachelor of Commerce from the University of Alberta.
Pam Arpin, 51 Senior Vice-President and Chief Information Officer
Ms. Arpin is Senior Vice-President and CIO at CPKC. Previous to this appointment, she was the Company's first Vice-President Innovation & Business Transformation, a portfolio she retains in her current role, including oversight of the Company's Network Service Centre.

Ms. Arpin has navigated an extensive and varied career at the Company, and has 20-plus years of experience covering a wide range of areas including commercial, operations, finance, and customer service roles. She was named the 2019 Railway Woman of the Year by the League of Railway Women and was named one of Canada's Most Powerful Women: Top 100 by the Women's Executive Network that same year.

Ms. Arpin holds a Bachelor of Commerce from the University of Saskatchewan.

Oscar Del Cueto, 59 CPKCM President, General Manager and Executive Representative	Mr. Del Cueto is the President and the Executive Representative of CPKCM. Mr. Del Cueto has more than 30 years of experience in the railway industry. Mr. Del Cueto joined KCS de Mexico in 2006 where he served in numerous roles including Director of Mechanical, Director of Transportation, General Superintendent of Transportation and Vice President and General Director.

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
Cassandra P. Quach, 52 Vice-President, Chief Legal Officer and Corporate Secretary	Ms. Quach is Vice-President, Chief Legal Officer and Corporate Secretary. Ms. Quach has accountability for the overall strategic leadership, oversight and performance of the legal and corporate secretarial functions of CPKC, which include regulatory, commercial, litigation, casualty and general claims, and securities matters across the Canada, U.S., and Mexico network. She also has accountability for handling privacy matters and provides strategic support to senior management and the Board of Directors in all areas.

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

32 / CPKC 2025 ANNUAL REPORT
PART II

CPKC 2025 ANNUAL REPORT / 33
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Information
The Common Shares are listed on the TSX and on the NYSE under the symbol "CP".

Share Capital
At February 25, 2026, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were 897,958,953 Common Shares issued and outstanding, which consisted of 13,067 holders of record of the Common Shares, and no Preferred Shares issued and outstanding. In addition, the Company has a Management Stock Option Incentive Plan ("MSOIP"), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of Common Shares subject to the options. At February 25, 2026, 6,109,505 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 18,951,173 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan ("DSOP"), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

Stock Performance Graph
The following graph provides an indicator of cumulative total shareholder return on the Common Shares, of an assumed investment of $100, as compared to the TSX 60 Index ("TSX 60"), the Standard & Poor's 500 Stock Index ("S&P 500"), and the peer group index (comprising Canadian National Railway Company, Union Pacific Corporation, Norfolk Southern Corporation and CSX Corporation) on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any dividends are reinvested.

34 / CPKC 2025 ANNUAL REPORT
Issuer Purchase of Equity Securities
The Company has established a share repurchase program which is further described in Item 8. Financial Statements and Supplementary Data, Note 21 Shareholders' equity. The following table presents the number of Common Shares repurchased during each month of the fourth quarter of 2025 and the average price paid by CPKC for the repurchase of such Common Shares:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be purchased under the Plans or Programs
Common Stock
October 1-31, 2025	3,259,131	$108.53	3,259,131	—
November 1-30, 2025	—	$—	—	—
December 1-31, 2025	—	$—	—	—
Total	3,259,131	$108.53	3,259,131	—
(1)    Includes brokerage fees and applicable tax on share repurchases.

ITEM 6. [RESERVED]

CPKC 2025 ANNUAL REPORT / 35
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

36 / CPKC 2025 ANNUAL REPORT
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the related notes in Item 8. Financial Statements and Supplementary Data, and other information in this Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars. The following section generally discusses 2025 and 2024 items and includes comparisons between 2025 and 2024. Discussions of 2023 items and comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

For purposes of this report, unless the context indicates otherwise, all references herein to "CPKC", "the Company" or "our" refer to Canadian Pacific Kansas City Limited ("CPKC") and its subsidiaries.

Executive Summary
2025 Results

•Total revenues were $15,078 million, an increase of 4% compared to $14,546 million in 2024. The increase was primarily due to higher volumes as measured by revenue ton-miles ("RTMs").
•Diluted earnings per share ("EPS") was $4.51, an increase of 13% compared to $3.98 in 2024.
•Core adjusted diluted EPS was $4.61, an increase of 8% compared to $4.25 in 2024.
•Operating ratio was 62.8%, a 160 basis point improvement from 64.4% in 2024.
•Core adjusted operating ratio was 59.9%, a 140 basis point improvement from 61.3% in 2024.

Core adjusted diluted EPS and Core adjusted operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Performance Indicators

For the year ended December 31	2025	2024	% Change
Gross ton-miles ("GTMs") (millions)	403,891	388,958	4
Train miles (thousands)	47,170	46,892	1
Fuel efficiency (U.S. gallons of locomotive fuel consumed /1,000 GTMs)	1.034	1.033	—
Total employees (average)	19,967	20,144	(1)

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs was primarily due to higher volumes of Intermodal, Grain, Potash, Coal, and Automotive, partially offset by lower volumes of crude.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles reflected the impact of a 4% increase in workload (GTMs), partially offset by a 3% increase in average train weights, which was primarily due to an improvement in operating plan efficiency and moving longer and heavier Grain and Potash trains.

Fuel efficiency is defined as United States ("U.S.") gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. Fuel efficiency in 2025 remained flat compared to 2024.

CPKC 2025 ANNUAL REPORT / 37
An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver to total compensation and benefits costs. The decrease in the average number of total employees was primarily due to the completion of systems integration in 2025 and efficient resource planning.

Results of Operations
Operating Revenues

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$14,776	$14,223	$553	4
Non-freight revenues (in millions)	302	323	(21)	(7)
Total revenues (in millions)	$15,078	$14,546	$532	4
Carloads (in thousands)	4,514.0	4,370.0	144.0	3
Revenue ton-miles (in millions)	219,420	211,458	7,962	4
Freight revenue per carload (in dollars)	$3,273	$3,255	$18	1
Freight revenue per revenue ton-mile (in cents)	6.73	6.73	—	—

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

Total Revenues
The increase in Freight revenues was primarily due to higher volumes as measured by RTMs. The decrease in Non-freight revenues was primarily due to lower leasing revenues.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs was primarily due to higher volumes of Intermodal, Grain, Potash, Coal, and Automotive, partially offset by lower volumes of crude.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. Freight revenue per RTM was flat primarily due to higher freight rates and the favourable impact of the change in foreign exchange ("FX") rates of $154 million, offset by the unfavourable impact of lower fuel prices on fuel surcharge revenues of $205 million.

Lines of Business
Grain

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$3,217	$3,012	$205	7
Carloads (in thousands)	570.8	549.6	21.2	4
Revenue ton-miles (in millions)	61,346	58,101	3,245	6
Freight revenue per carload (in dollars)	$5,636	$5,480	$156	3
Freight revenue per revenue ton-mile (in cents)	5.24	5.18	0.06	1

The increase in Grain revenue was primarily due to higher volumes of Canadian grain to Vancouver, British Columbia ("B.C.") and Thunder Bay, Ontario, higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, and an increase in freight revenue per RTM, partially offset by lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX rates.

38 / CPKC 2025 ANNUAL REPORT
Coal

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$1,025	$943	$82	9
Carloads (in thousands)	491.1	454.3	36.8	8
Revenue ton-miles (in millions)	23,788	22,887	901	4
Freight revenue per carload (in dollars)	$2,087	$2,076	$11	1
Freight revenue per revenue ton-mile (in cents)	4.31	4.12	0.19	5

The increase in Coal revenue was primarily due to higher volumes of Canadian coal to Kamloops, B.C. and Vancouver, higher volumes of U.S. coal, and an increase in freight revenue per RTM. This increase was partially offset by lower volumes of Canadian coal to Thunder Bay and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX rates. Carloads increased more than RTMs due to moving higher volumes of U.S. coal within the U.S. Gulf Coast and moving higher volumes of Canadian coal to Kamloops, which have shorter lengths of haul.

Potash

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$640	$614	$26	4
Carloads (in thousands)	176.9	169.3	7.6	4
Revenue ton-miles (in millions)	19,291	17,893	1,398	8
Freight revenue per carload (in dollars)	$3,618	$3,627	$(9)	—
Freight revenue per revenue ton-mile (in cents)	3.32	3.43	(0.11)	(3)

The increase in Potash revenue was primarily due to higher volumes of export potash to Vancouver, higher freight rates, and the favourable impact of the change in FX rates. This increase was partially offset by lower volumes of export potash to Thunder Bay, Texas, and the U.S. Pacific Northwest, lower volumes of domestic potash, and a decrease in freight revenue per RTM due to lower fuel surcharge revenue. RTMs increased more than carloads due to moving higher volumes of export potash to Vancouver, which has a longer length of haul.

Fertilizers and Sulphur

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$423	$406	$17	4
Carloads (in thousands)	67.4	67.2	0.2	—
Revenue ton-miles (in millions)	5,316	5,256	60	1
Freight revenue per carload (in dollars)	$6,276	$6,042	$234	4
Freight revenue per revenue ton-mile (in cents)	7.96	7.72	0.24	3

The increase in Fertilizers and sulphur revenue was primarily due to moving higher volumes of wet fertilizers and sulphur and an increase in freight revenue per RTM, partially offset by lower volumes of dry fertilizers and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX rates.

CPKC 2025 ANNUAL REPORT / 39
Forest Products

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$792	$816	$(24)	(3)
Carloads (in thousands)	130.0	139.5	(9.5)	(7)
Revenue ton-miles (in millions)	8,843	9,075	(232)	(3)
Freight revenue per carload (in dollars)	$6,092	$5,849	$243	4
Freight revenue per revenue ton-mile (in cents)	8.96	8.99	(0.03)	—

The decrease in Forest products revenue was primarily due to lower volumes of lumber, newsprint, and wood pulp and lower fuel surcharge revenue. This decrease was partially offset by higher freight rates and the favourable impact of the change in FX rates. Carloads decreased more than RTMs due to moving lower volumes of paperboard from Louisiana to other destinations within the southern U.S., which have shorter lengths of haul.

Energy, Chemicals and Plastics

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$2,898	$2,851	$47	2
Carloads (in thousands)	563.3	581.8	(18.5)	(3)
Revenue ton-miles (in millions)	37,659	38,837	(1,178)	(3)
Freight revenue per carload (in dollars)	$5,145	$4,900	$245	5
Freight revenue per revenue ton-mile (in cents)	7.70	7.34	0.36	5

The increase in Energy, chemicals and plastics revenue was primarily due to an increase in freight revenue per RTM and higher volumes of liquefied petroleum gas ("L.P.G.") from western Canada to Mexico and Texas. This increase was partially offset by lower volumes of crude, plastics, diluents, and fuel oil and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX rates.

Metals, Minerals and Consumer Products

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$1,792	$1,777	$15	1
Carloads (in thousands)	495.0	517.6	(22.6)	(4)
Revenue ton-miles (in millions)	19,211	19,177	34	—
Freight revenue per carload (in dollars)	$3,620	$3,433	$187	5
Freight revenue per revenue ton-mile (in cents)	9.33	9.27	0.06	1

The increase in Metals, minerals and consumer products revenue was primarily due to higher volumes of frac sand, cement, and sand and stone and an increase in freight revenue per RTM, partially offset by lower volumes of steel and lower fuel surcharge revenue. Freight revenue per RTM increased due to higher freight rates and the favourable impact of the change in FX rates. Carloads decreased while RTMs remained flat due to moving lower volumes of steel within Mexico, which has a shorter length of haul.

40 / CPKC 2025 ANNUAL REPORT
Automotive

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$1,310	$1,280	$30	2
Carloads (in thousands)	238.9	247.8	(8.9)	(4)
Revenue ton-miles (in millions)	5,493	5,014	479	10
Freight revenue per carload (in dollars)	$5,483	$5,165	$318	6
Freight revenue per revenue ton-mile (in cents)	23.85	25.53	(1.68)	(7)

The increase in Automotive revenue was primarily due to higher volumes from Mexico to Canada and higher freight rates, partially offset by a decrease in freight revenue per RTM due to lower fuel surcharge revenue. RTMs increased while carloads decreased due to moving higher volumes from Mexico to Canada, which has a longer length of haul, and moving lower volumes from Mexico to Laredo, Texas, which has a shorter length of haul.

Intermodal

For the year ended December 31	2025	2024	Total Change	% Change
Freight revenues (in millions)	$2,679	$2,524	$155	6
Carloads (in thousands)	1,780.6	1,642.9	137.7	8
Revenue ton-miles (in millions)	38,473	35,218	3,255	9
Freight revenue per carload (in dollars)	$1,505	$1,536	$(31)	(2)
Freight revenue per revenue ton-mile (in cents)	6.96	7.17	(0.21)	(3)

The increase in Intermodal revenue was primarily due to higher international intermodal volumes to and from the Port of Vancouver and the Port of Saint John, including with the new Gemini Cooperation shipping alliance, higher domestic intermodal wholesale and retail volumes, higher freight rates, and the favourable impact of the change in FX rates. This increase was partially offset by a decrease in freight revenue per RTM and lower international intermodal volumes to and from the Port of Montréal. Freight revenue per RTM decreased due to lower fuel surcharge revenue.

Operating Expenses

For the year ended December 31 (in millions of Canadian dollars)	2025	2024	Total Change	% Change
Compensation and benefits	$2,581	$2,565	$16	1
Fuel	1,731	1,802	(71)	(4)
Materials	474	406	68	17
Equipment rents	408	347	61	18
Depreciation and amortization	2,019	1,900	119	6
Purchased services and other	2,256	2,347	(91)	(4)
Total operating expenses	$9,469	$9,367	$102	1

Compensation and Benefits
Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense was primarily due to the impact of wage and benefit inflation and increased volume variable expenses as a result of increased workload as measured by GTMs.

This increase was partially offset by:
•efficiencies gained by a reduction in headcount due to the completion of systems integration in 2025 and efficient resource planning;
•decreased stock-based compensation of $49 million primarily due to changes in payout rates, net of impacts from share price; and
•lower incentive compensation.

CPKC 2025 ANNUAL REPORT / 41

Fuel
Fuel expense consists primarily of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The decrease in Fuel expense was primarily due to the impact of lower fuel price of $159 million, which includes lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025. This decrease was partially offset by an increase in workload, as measured by GTMs and the unfavourable impact of the change in FX rates of $16 million.

Materials
Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense was primarily due to:
•higher locomotive material costs primarily due to a new parts agreement insourcing a subset of maintenance work with a favourable offset in "Purchased services and other" effective in the fourth quarter of 2024;
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
•increased cycle times increasing the Company's rental duration of other railways' freight cars; and
•the unfavourable impact of the change in FX rates of $7 million.

Depreciation and Amortization
Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession granted by the Mexican government (see further discussion on the Concession in the "Liquidity and Capital Resources" section), as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense was primarily due to a higher depreciable asset base as a result of capital program spending in 2025 and 2024, and the unfavourable impact of the change in FX rates of $22 million.

Purchased Services and Other
Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance premiums. The decrease in Purchased services and other expense was primarily due to:
•lower third-party locomotive costs due to insourcing and a new parts agreement embedded in "Materials" effective in the fourth quarter of 2024;
•a decrease in casualty incident costs;
•lower acquisition-related costs; and
•lower terminal service costs.

This decrease was partially offset by:
•the impact of cost inflation;
•a one-time fee of $34 million (U.S. $25 million) received in 2024 in connection with the Company's agreement to waive a departing executive's non-competition agreement with respect to their employment with Norfolk Southern Corporation; and
•the unfavourable impact of the change in FX rates of $21 million.

Other Income Statement Items
Other (Income) Expense
Other (income) expense consists of gains and losses from the change in FX rates on cash and working capital, the impact of foreign currency forwards, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other income was $1 million, a decrease of $41 million, or 98%, from Other income of $42 million in 2024. This decrease was primarily due to lower equity income of $29 million driven by the settlement of a property disposition by an equity investee in 2024 and a gain on debt extinguishments of $22 million in 2024 (see Item 8. Financial Statements and Supplementary Data, Note 17 Debt for details), partially offset by a higher FX gain of $8 million on cash and working capital denominated in Mexican pesos and U.S. dollars compared to the same period in 2024.

42 / CPKC 2025 ANNUAL REPORT
Other Components of Net Periodic Benefit Recovery
Other components of net periodic benefit recovery are related to the Company's defined benefit pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial loss, effects of special termination benefits, and amortization of prior service costs. Other components of net periodic benefit recovery was $415 million in 2025, an increase of $63 million, or 18%, from $352 million in 2024. The increase was primarily due to an increase in the expected return on plan assets of $35 million and a decrease in recognized net actuarial loss of $32 million, partially offset by $9 million of special termination benefits related to a voluntary early retirement program offered to eligible participants of the Canadian defined benefit pension plans in 2025.

Net Interest Expense
Net interest expense includes interest on long-term debt, short-term debt, and finance leases. Net interest expense was $876 million in 2025, an increase of $75 million, or 9%, from $801 million in 2024. The increase was primarily due to interest of $124 million incurred on long-term notes issued in 2025 and short-term borrowings as a result of increased outstanding balances, along with the unfavourable impact of the change in FX rates of $16 million. This increase was partially offset by lower interest costs of $56 million following the repayment of maturing long-term debt.

Gain on Sale of Equity Investment
On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company to APM Terminals Panama Rail LP. The Company recognized a pre-tax gain of U.S. $232 million ($333 million). See item 8. Financial Statements Note 6 Gain on sale of equity investment for further details.

Income Tax Expense (Recovery)
Income tax expense was $1,345 million in 2025, an increase of $286 million, or 27%, from an income tax expense of $1,059 million in 2024. The increase was primarily due to higher taxable earnings, including a $77 million income tax expense from a gain on sale of an equity investment, and a deferred income tax recovery of $81 million recognized in 2024 due to state corporate income tax rate changes.

The effective tax rate for 2025 was 24.54% and 24.76% on a Core adjusted basis, and for 2024 was 22.19% and 24.14% on a Core adjusted basis. The Company's 2026 Core adjusted effective tax rate is expected to be approximately 24.75%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future or past financial trends either by nature or amount. In conjunction with other Non-GAAP measures, the Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes KCS purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by accounting principles generally accepted in the United States of America ("GAAP") and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP measures. The outlook for the Company’s 2026 Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. These assumptions are discussed further in Part I Item 1A. Risk Factors. Refer also to "Forward-Looking Statements" below for further details.

Impact of FX on Earnings and FX Risk
Although the Company is headquartered in Canada and reports in Canadian dollars, a significant amount of its revenues, expenses, assets and liabilities, including debt, are denominated in U.S. dollars and Mexican pesos ("Ps."). The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, commodity prices, and Canadian, U.S., and international monetary policies. Fluctuations in FX rates affect the Company’s financial results because revenues and expenses denominated in U.S. dollars and Mexican pesos are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. Mexican peso-denominated revenues and expenses increase (decrease) when the U.S. dollar weakens (strengthens) in relation to the Mexican peso.

In 2025, the U.S. dollar strengthened to an average exchange rate of $1.40 Canadian/U.S. dollar and the Mexican Peso weakened to an average exchange rate of Ps.13.73 Mexican Peso/Canadian dollar, compared to $1.37 Canadian/U.S. dollar and Ps.13.32 Mexican Peso/Canadian dollar in 2024, resulting in an increase in Total revenues of $157 million, an increase in Total operating expenses of $75 million, and an increase in Net interest expense of $16 million.

In 2026, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $78 million (2025 - approximately $76 million), negatively (or positively) impacts Operating expenses by approximately $45 million (2025 - approximately $43 million), and negatively (or positively) impacts Net interest expense by approximately $6 million (2025 - approximately $6 million) on an annualized basis.

CPKC 2025 ANNUAL REPORT / 43
In 2026, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $7 million (2025 - approximately $6 million) and negatively (or positively) impacts Operating expenses by approximately $8 million (2025 - approximately $6 million) on an annualized basis.

The Company uses U.S. dollar-denominated debt and operating lease liabilities to hedge its net investment in U.S. operations. As at December 31, 2025, the net investment in U.S. operations is greater than the total U.S. dollar-denominated debt and operating lease liabilities. Consequently, FX translation on the Company's unhedged net investment in U.S. operations is recognized in "Other comprehensive income (loss)". There is no additional impact on earnings in "Other (income) expense" related to the FX translation on the Company’s debt and operating lease liabilities.

To manage its exposure to fluctuations in exchange rates between Canadian dollars, U.S. dollars, and Mexican pesos, the Company may sell or purchase U.S. dollar or Mexican peso forwards at fixed rates in future periods. In addition, changes in the FX rates between the Canadian dollar and other currencies (including the U.S. dollar and Mexican peso) make the goods transported by the Company more or less competitive in the world marketplace and may in turn positively or negatively affect the Company's revenues.

Impact of Fuel Price on Earnings
Fluctuations in fuel prices affect the Company’s results because fuel expense constitutes a significant portion of the Company's operating expenses. As fuel prices fluctuate, there will be an impact on earnings due to the timing of recoveries from the Company's fuel cost adjustment program, as discussed further in Part I Item 1. Business, Operations, Fuel Cost Adjustment Program and Item 1A. Risk Factors, "The Company is affected by fluctuating fuel prices".

The impact of fuel price on earnings includes the impacts of carbon taxes, levies, and obligations under cap-and-trade programs recovered and paid, on revenues and expenses, respectively.

In 2025, the unfavourable impact of fuel prices on "Operating income" was $46 million. Lower fuel prices, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, and the unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program, resulted in a decrease in "Total revenues" of $205 million from 2024. Lower fuel prices resulted in a decrease in Total operating expenses of $159 million from 2024.

Impact of Share Price on Earnings and Stock-Based Compensation
Fluctuations in the Common Share price affect the Company's Operating expense because stock-based compensation liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In 2025, the change in the Company's Common Share price resulted in a stock-based compensation expense recovery of $5 million, a decrease of $8 million from $13 million recovery in 2024.

Based on information available at December 31, 2025 and expectations for 2026 share-based grants, for every $1.00 change in the Company's Common Share price, stock-based compensation expense has a corresponding change of approximately $1.3 million to $1.9 million. This excludes the impact of changes in Common Share price relative to the Standard and Poor's ("S&P")/TSX 60 Index, S&P 500 Industrials Index, and to other Class I railways, which may trigger different performance share unit payouts. Stock-based compensation expense may also be impacted by non-market performance conditions.

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

As at December 31, 2025, the Company had $184 million of Cash and cash equivalents compared to $739 million at December 31, 2024.

During 2025, the Company issued U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030 for net proceeds of U.S. $596 million ($857 million), $500 million 4.00% 7-year unsecured notes due June 13, 2032 for net proceeds of $498 million, U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035 for net proceeds of U.S. $593 million ($853 million), $600 million 4.40% 10.5-year unsecured notes due January 13, 2036 for net proceeds of $598 million, and $300 million 4.80% 30-year unsecured notes due June 13, 2055 for net proceeds of $296 million. The Company also entered into, and fully repaid, a U.S. $500 million unsecured non-revolving term credit facility.

In 2025, the Company repaid, at maturity, the remaining balance of U.S. $642 million ($930 million) on its 2.90% 10-year notes.

44 / CPKC 2025 ANNUAL REPORT
Effective August 20, 2025, the Company entered into a facility agreement to extend the maturity dates under the revolving credit facility. The amendment extended the maturity date of the five-year U.S. $1.1 billion tranche from June 25, 2029 to June 25, 2030. The amendment also extended the maturity date of the two-year U.S. $1.1 billion tranche from June 25, 2026 to June 25, 2027. As at December 31, 2025, the Company was undrawn on the two-year U.S. $1.1 billion tranche of its revolving credit facility (December 31, 2024 - U.S. $200 million ($288 million)) and was undrawn on the five-year U.S. $1.1 billion tranche (December 31, 2024 - undrawn).

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. The Company's existing commercial paper program is backed by the revolving credit facility. As at December 31, 2025, the Company had total commercial paper borrowings outstanding of U.S. $850 million ($1,165 million) (December 31, 2024 - U.S. $1,102 million ($1,586 million)).

The Company has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as "Cash and cash equivalents" on the Company’s Consolidated Balance Sheets. As at December 31, 2025, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2024 - $nil) and had letters of credit drawn of $79 million (December 31, 2024 - $95 million) from a total available amount of $300 million.

Contractual Commitments
The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, capital commitments, operating goods and services commitments, leases, and other long term liabilities. Outstanding obligations related to debt and leases can be found in Item 8. Financial Statements and Supplementary Data, Note 17 Debt and Note 20 Leases. Interest obligations related to debt and finance leases amount to $889 million within the next 12 months, with the remaining amount committed thereafter of $16,818 million.

Commitments for capital and operating goods and services and other long-term liabilities due in the next 12 months are $1,758 million and $73 million, respectively. The remaining amounts committed thereafter are $2,639 million and $627 million, respectively. Other long-term liabilities include expected cash payments for environmental remediation, post-retirement benefits, worker’s compensation benefits, long-term disability benefits, pension benefit payments for the Company’s non-registered supplemental pension plan, and certain other long-term liabilities.

Concession Duty
The Mexican government granted the Company's subsidiary, Kansas City Southern de México, S.A. de C.V. ("CPKCM"), a concession until June 2047, which is renewable under certain conditions, for additional periods, each up to 50 years (the "Concession"). Under the Concession, CPKCM pays annual Concession duties equal to 1.25% of CPKCM's gross revenues. Capital commitments under the Concession are included in the amounts disclosed above.

Guarantees
Refer to Item 8. Financial Statements and Supplementary Data, Note 27 Guarantees for details.

Operating Activities
Net cash provided by operating activities increased $40 million in 2025 compared to 2024. The increase was primarily due to higher cash generating operating income, partially offset by unfavourable changes in working capital and other operating activities.

Investing Activities
Net cash used in investing activities decreased $131 million in 2025 compared to 2024. The decrease was primarily due to proceeds received from the sale of an equity investment of $493 million, partially offset by higher capital additions and transaction costs paid on the sale of an equity investment.

CPKC 2025 ANNUAL REPORT / 45
Capital Programs

For the year ended December 31 (in millions of Canadian dollars, except for track miles and crossties)	2025	2024
Additions to properties
Track and roadway	$1,736	$1,968
Rolling stock	930	346
Buildings	96	140
Other	340	371
Total additions to properties	$3,102	$2,825
Track installation capital programs
Track miles of rail laid	285	328
Track miles of rail capacity expansion	7	18
Crossties installed (thousands)	1,652	1,484

Track and roadway expenditures include the replacement and enhancement of the Company’s track infrastructure. Of the $1,736 million additions to capital in 2025 (2024 - $1,968 million), approximately $1,500 million (2024 - $1,581 million) was invested in the renewal of depleted assets, namely rail, ties, ballast, signals, and bridges. Approximately $236 million (2024 - $387 million) was invested in network improvements and growth initiatives.

Rolling stock investments encompass locomotives and railcars. In 2025, expenditures on locomotives were approximately $923 million (2024 - $335 million) which were focused on the continued investment in the Company's locomotive fleets, including the acquisition of new Tier 4 Locomotives.

In 2025, investments in buildings were approximately $96 million (2024 - $140 million) and included items such as facility upgrades, renovations, and shop equipment. Other investments were $340 million (2024 - $371 million) and included investments in intermodal equipment, information systems, work equipment, and vehicles.

For 2026, the Company expects to invest approximately $2.65 billion in its capital programs. Capital programs are expected to be financed with cash generated from operations. Of the planned capital programs, approximately:
•55% to 60% is expected to be allocated to track and roadway;
•30% to 35% is expected to be allocated to rolling stock, including railcars and locomotives; and
•5% to 15% is expected to be allocated to buildings and other investments.

Additional discussion of capital commitments can be found in Item 8. Financial Statements and Supplementary Data, Note 26 Commitments and contingencies.

Financing Activities
Net cash used in financing activities increased $894 million in 2025 compared to 2024. The increase was primarily due to:
•the impact of share repurchases of $3,942 million;
•net repayment of commercial paper of $346 million in 2025 compared to net issuances of $439 million in 2024; and
•net repayment of short-term borrowings of $278 million in 2025 compared to net issuances of $274 million in 2024.

This increase was partially offset by net proceeds from debt issuances of $3,102 million resulting from the issuances of U.S. $600 million 4.80% 5-year unsecured notes due March 30, 2030, U.S. $600 million 5.20% 10-year unsecured notes due March 30, 2035, $500 million 4.00% 7-year unsecured notes due June 13, 2032, $600 million 4.40% 10.5-year unsecured notes due January 13, 2036, and $300 million 4.80% 30-year unsecured notes due June 13, 2055, and a $1,376 million decrease in repayments of long-term debt in 2025 compared to 2024.

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

46 / CPKC 2025 ANNUAL REPORT
Credit ratings and outlooks are based on the rating agencies’ methodologies and can change from time to time to reflect their views of the Company. Their views are affected by numerous factors including, but not limited to, the Company’s financial position and liquidity along with external factors beyond the Company’s control.

During the first quarter of 2025, Moody's Investor Service ("Moody's") upgraded the Company's Long-term debt rating to Baa1 stable. During the fourth quarter of 2025, Standard & Poor's Rating Services ("Standard & Poor's") upgraded the Company's credit rating to BBB+ positive.

The following table shows the ratings issued for the Company by the rating agencies noted as at December 31, 2025 and is being presented as it relates to the Company’s cost of funds and liquidity:

Credit ratings as at December 31, 2025(1)

Long-term debt		Outlook
Standard & Poor's	BBB+	positive
Moody's	Baa1	stable

Commercial paper program
Standard & Poor's	A-2	N/A
Moody's	P-2	N/A
(1)    Credit ratings are not recommendations to purchase, hold, or sell securities and do not address the market price or suitability of a specific security for a particular investor. Credit ratings are based on the rating agencies' methodologies and may be subject to revision or withdrawal at any time by the rating agencies.

Supplemental Guarantor Financial Information
Canadian Pacific Railway Company ("CPRC"), a 100%-owned subsidiary of CPKC, is the issuer of certain securities which are fully and unconditionally guaranteed by CPKC on an unsecured basis. The subsidiaries of CPRC do not guarantee the securities and are referred to below as the "Non-Guarantor Subsidiaries".

As of the date of filing of this Form 10-K, CPRC had U.S. $13,416 million principal amount of Securities and Exchange Commission ("SEC") - registered debt securities outstanding due through 2115 issued in the U.S. pursuant to a trust indenture, and U.S. $30 million and £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. As of the same date, CPRC also had $3,700 million principal amount of debt securities outstanding due through 2055 issued in Canada for which CPKC is the guarantor and not subject to the Exchange Act.

CPKC fully and unconditionally guarantees the payment of the principal (and premium, if any) and interest on the debt securities and consolidated debenture stock issued by CPRC, any sinking fund or analogous payments payable with respect to such securities, and any additional amounts payable when they become due, whether at maturity or otherwise. The guarantees are CPKC’s unsubordinated and unsecured obligations and rank equally with all of CPKC’s other unsecured, unsubordinated obligations. CPKC will be released and relieved of its obligations under the guarantees after obligations to the holders are satisfied in accordance with the terms of the respective instruments. More information on the securities under this guarantee structure can be found in Exhibit 22.1 List of Issuers and Guarantor Subsidiaries of this Annual Report on Form 10-K.

Pursuant to Rules 3-01 and 13-01 of the SEC's Regulation S-X, the Company provides summarized financial and non-financial information of CPRC in lieu of providing separate financial statements of CPRC.

CPKC 2025 ANNUAL REPORT / 47
Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor) on a combined basis after elimination of: (i) intercompany transactions and balances among CPRC and CPKC; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income.

Statement of Income Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
For the year ended December 31 (in millions of Canadian dollars)	2025	2024
Total revenues	$7,184	$6,877
Total operating expenses	4,398	4,300
Operating income(1)	2,786	2,577
Less: Other(2)	360	516
Income before income tax expense	2,426	2,061
Net income	$1,803	$1,496
(1)    Includes net lease costs incurred from Non-Guarantor Subsidiaries for the years ended December 31, 2025, and 2024 of $441 million and $462 million, respectively.
(2)    Includes Other (income) expense, Other components of net periodic benefit recovery (cost) and Net interest expense.

Balance Sheet Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
As at December 31 (in millions of Canadian dollars)	2025	2024
Assets
Current assets	$1,144	$1,237
Properties	13,904	12,904
Other non-current assets	5,462	4,901

Liabilities
Current liabilities	$4,529	$4,128
Long-term debt	19,811	19,618
Other non-current liabilities	4,150	3,832

Excluded from the Statement of Income and Balance Sheet information above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
For the year ended December 31 (in millions of Canadian dollars)	2025	2024
Dividend income from Non-Guarantor Subsidiaries	$690	$622
Return of capital from Non-Guarantor Subsidiaries	—	422

48 / CPKC 2025 ANNUAL REPORT
Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
As at December 31 (in millions of Canadian dollars)	2025	2024
Assets
Accounts receivable, intercompany	$370	$263
Short-term advances to affiliates	5,193	197
Long-term advances to affiliates	4,125	11,351

Liabilities
Accounts payable, intercompany	$369	$230
Short-term advances from affiliates	254	130
Long-term advances from affiliates	3,968	3,968

Non-GAAP Measures
Beginning in the first quarter of 2025, Core adjusted diluted EPS and Core adjusted operating ratio have been used in continuity of Non-GAAP measures previously known as Core adjusted combined diluted EPS and Core adjusted combined operating ratio. No adjustments are required to Core adjusted combined diluted EPS and Core adjusted combined operating ratio as reported in 2024 to present them on a comparative basis as Core adjusted diluted EPS and Core adjusted operating ratio, as KCS was consolidated within the Company's results throughout 2024 and therefore, no combination adjustments exist.

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

These Non-GAAP measures have no standardized meanings and are not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. The presentation of these Non-GAAP measures is not intended to be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP.

Non-GAAP Performance Measures
CPKC presents Core adjusted measures to provide a comparison to prior period financial information as adjusted to exclude certain significant items and KCS purchase accounting.

Management believes these Non-GAAP measures provide meaningful supplemental information about our financial results and improved comparability to past performance because they exclude certain significant items that are not considered indicative of future or past financial trends either by nature or amount. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets, acquisition-related costs, adjustments to provisions and settlements of Mexican taxes, a gain on sale of an equity investment, discrete tax items, changes in income tax rates, changes to uncertain tax items, and certain items outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, restructuring and special termination benefit costs, employee retention and synergy incentive costs. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the KCS acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company continues to expect to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of the Company's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of the Company's Financial Information.

CPKC 2025 ANNUAL REPORT / 49
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

Significant items recognized in Net income attributable to controlling shareholders as reported on a GAAP basis were as follows:

2025:
•during the course of the year, a gain on sale of an equity investment of $333 million ($256 million after current income tax expense of $102 million net of deferred income tax recovery of $25 million) recognized in "Gain on sale of equity investment", that favourably impacted Diluted EPS by 27 cents as follows:
–in the fourth quarter, a current tax expense of $26 million recognized in "Current income tax expense" due to the finalization of the related tax provision, that unfavourably impacted Diluted EPS by 3 cents;
–in the second quarter, a gain on sale of an equity investment of $333 million ($282 million after current income tax expense of $76 million net of deferred income tax recovery of $25 million) recognized in "Gain on sale of equity investment", that favourably impacted Diluted EPS by 30 cents;
•during the course of the year, acquisition-related costs of $72 million in connection with the KCS acquisition ($56 million after current income tax recovery of $16 million), including an expense of $11 million recognized in "Compensation and benefits" primarily related to synergy related incentive compensation and restructuring costs, $1 million recognized in "Materials", $51 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, and $9 million recognized in "Other components of net period benefit recovery" related to special termination benefit costs, that unfavourably impacted Diluted EPS by 6 cents as follows:
–in the fourth quarter, acquisition-related costs of $20 million ($17 million after current income tax recovery of $3 million) including a recovery of $5 million recognized in "Compensation and benefits", $16 million recognized in "Purchased services and other", and $9 million recognized in "Other components of net period benefit recovery", that unfavourably impacted Diluted EPS by 2 cents;
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

50 / CPKC 2025 ANNUAL REPORT
•during the course of the year, acquisition-related costs of $112 million in connection with the KCS acquisition ($82 million after current income tax recovery of $30 million), including an expense of $18 million recognized in "Compensation and benefits" primarily related to retention and synergy related incentive compensation costs, $6 million recognized in "Materials", and $88 million recognized in "Purchased services and other" primarily related to system migration, relocation expenses, legal and consulting fees, that unfavourably impacted Diluted EPS by 9 cents as follows:
–in the fourth quarter, acquisition-related costs of $22 million ($17 million after current income tax recovery of $5 million) including costs of $1 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $20 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents;
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

KCS purchase accounting recognized in Net income attributable to controlling shareholders as reported on a GAAP basis was as follows:

2025:
•during the course of the year, KCS purchase accounting of $391 million ($285 million after deferred income tax recovery of $106 million), including costs of $373 million recognized in "Depreciation and amortization", $3 million recognized in "Purchased services and other" related to the amortization of equity investments, $21 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $7 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 31 cents as follows:
–in the fourth quarter, KCS purchase accounting of $109 million ($79 million after deferred income tax recovery of $30 million), including costs of $105 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other", $5 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 8 cents;
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

2024:
•during the course of the year, KCS purchase accounting of $352 million ($256 million after deferred income tax recovery of $96 million), including costs of $333 million recognized in "Depreciation and amortization", $3 million recognized in "Purchased services and other" related to the amortization of equity investments, $20 million recognized in "Net interest expense", $3 million recognized in "Other (income) expense", and a recovery of $7 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 27 cents as follows:
–in the fourth quarter, KCS purchase accounting of $93 million ($68 million after deferred income tax recovery of $25 million), including costs of $87 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other", $6 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 8 cents;
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

CPKC 2025 ANNUAL REPORT / 51
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

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures
The following tables reconciles the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Diluted EPS

Core adjusted diluted EPS is calculated using Diluted EPS reported on a GAAP basis adjusted for significant items less KCS purchase accounting.

	For the year ended December 31
	2025	2024
Diluted EPS as reported	$4.51	$3.98
Less:
Significant items (pre-tax):
Gain on sale of equity investment	0.36	—
Acquisition-related costs	(0.08)	(0.12)
KCS purchase accounting	(0.43)	(0.38)
Add:
Tax effect of adjustments(1)	(0.05)	(0.14)
Income tax rate changes	—	(0.09)
Core adjusted diluted EPS	$4.61	$4.25
(1)    The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 34.76% for the year ended December 31, 2025 and 27.13% for the year ended December 31, 2024. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

Core Adjusted Operating Ratio

Core adjusted operating ratio is calculated from reported GAAP revenue and operating expenses adjusted for where applicable, (1) significant items (acquisition-related costs) that are reported within Operating income, and (2) KCS purchase accounting recognized in "Depreciation and amortization" and "Purchased services and other".

	For the year ended December 31
	2025	2024
Operating ratio as reported	62.8%	64.4%
Less:
Acquisition-related costs	0.4%	0.8%
KCS purchase accounting in Operating expenses	2.5%	2.3%
Core adjusted operating ratio	59.9%	61.3%

52 / CPKC 2025 ANNUAL REPORT
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts and classification of revenues, expenses and other income items during the reporting period. These estimates, assumptions and judgements are continually reviewed and are based on management's best knowledge of current events, actions and conditions. Actual results could differ.

Goodwill and Intangible Assets
The Company evaluates goodwill and indefinite life intangible assets for impairment at least annually, or sooner if indicators of impairment exist. When evaluating these assets the Company determines if events or circumstances indicate the carrying value of the reporting unit or the indefinite life intangible asset, respectively, exceeds its fair value. For intangible assets with finite lives, impairment is assessed whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company considers relevant events and circumstances including, but not limited to:
•macroeconomic trends;
•industry and market conditions;
•the Company’s overall financial performance;
•Company-specific events; and
•legal and regulatory factors.

When qualitative assessments indicate that the fair value of the Company’s reporting unit is more likely than not lower than its carrying amount, or the carrying value of an intangible asset is not recoverable, the Company performs a quantitative impairment test. Measurement of the fair value of the reporting unit or intangible asset requires the use of estimates and assumptions. The fair value would be estimated using one or a combination of:
•discounted cash flows and earnings multiples which represent amounts at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties;
•present value techniques of estimated future cash flows; and
•valuation techniques based on multiples of earnings or revenue.

Pensions and Other Benefits
The Company sponsors several defined benefit pension plans, and also provides post-retirement health and life insurance benefits, as well as self-insured workers’ compensation benefits administered through the Workers' Compensation Boards in four Canadian provinces. As described in Item 8 Financial Statements and Supplementary Data, Note 2 Summary of significant accounting policies, and Note 23 Pensions and other benefits, management must make a number of economic and demographic assumptions to calculate the present value of these future benefits. Due to the long-term nature of the benefit payments and the necessity for assumptions, there is a degree of estimation uncertainty in the calculations. The key assumptions are the discount rate, the expected rate of return on plan assets, and certain other actuarial assumptions.

Discount Rate
With the assistance of external actuaries, management determines the discount rate assumption at the measurement date based on market interest rates on debt instruments with cash flows that approximately match the timing and amount of the expected benefit payments. The debt instruments that are referenced for this purpose are rated at least AA (at least BBB in the case of self-insured workers’ compensation benefits) by a recognized rating agency. The aggregate discount rate across the Company’s pension and other benefits plans was 4.94% as at December 31, 2025, and 4.68% as at December 31, 2024. The change in discount rate reflects different interest rates available in the market at the respective measurement dates.

Expected Rate of Return on Plan Assets
To determine the long-term expected rate of return on plan assets assumption, management considers both historical returns and expected long-term future returns obtained from various investment firms for the asset classes that comprise the pension plans’ target asset allocations. Expected rates of return for individual asset classes are weighted based on each plan’s target allocation in order to set the expected rate of return assumption. On an aggregate basis, the expected long-term rate of return on plan assets assumption was approximately 6.70% in 2025 and will continue to be approximately 6.70% in 2026.

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

CPKC 2025 ANNUAL REPORT / 53
Net Periodic Benefit Recovery
The following table shows, on an aggregate basis for the defined benefit pension and other benefits plans, the Company’s estimate of 2026 net periodic benefit recovery compared to actual amounts for 2025.

For the year ended December 31 (in millions of Canadian dollars)	2026 (estimated)	2025
Current service cost	$89	$98
Other components of net periodic benefit recovery	(441)	(415)
Net periodic benefit recovery	$(352)	$(317)

Sensitivities
The following table illustrates the impact of changes to the discount rate and expected rate of return on plan assets assumptions on the projected benefit obligations as at December 31, 2025 and on the 2026 estimated net periodic benefit recovery of the defined benefit pension and other benefits plans.

(in millions of Canadian dollars)	Projected benefit obligation as at December 31, 2025	Estimated 2026 Current service cost	Estimated 2026 Other components of net periodic benefit (recovery) cost
0.1% increase in discount rate	(111)	(3)	1
0.1% decrease in discount rate	113	3	4
0.1% increase in expected return on plan assets	N/A	N/A	(14)
0.1% decrease in expected return on plan assets	N/A	N/A	14

Properties
The Company follows the group depreciation method under which a single depreciation rate is applied to the total cost in a particular class of property ("asset class"), reflecting the weighted-average whole service or remaining useful lives and average estimated salvage values of properties within the same asset class. The Company performs depreciation studies of each asset class approximately every three years to update depreciation rates. The studies are conducted with assistance from third-party specialists and analyzed and reviewed by the Company's management. Depreciation studies for U.S. assets are reviewed and approved by the STB. Depreciation studies for Canadian assets are provided to the Canadian Transportation Agency (the "Agency"), but the Agency does not approve depreciation rates. In determining appropriate depreciation rates, management is required to make estimates, assumptions, and judgements about a variety of key factors that are subject to future variability due to inherent uncertainties:

Key Assumptions	Assessments
Whole service and remaining useful lives
•Statistical analysis of historical retirement patterns;
•Evaluation of management strategy and its impact on operations and the future use of specific property assets;
•Assessment of technological advances;
•Engineering estimates of changes in current operations and analysis of historic, current, and projected future usage;
•Additional factors considered for track assets: density of traffic and whether rail is new or has been re-laid in a subsequent position;
•Assessment of policies and practices for the management of assets including maintenance; and
•Comparison with industry data.

Salvage values	•Analysis of historical, current, and estimated future salvage values.

Due to the capital intensive nature of the railway industry, depreciation represents a significant part of operating expenses. The estimated lives of properties have a direct impact on the amount of depreciation recognized as a component of "Properties" on the Company’s Consolidated Balance Sheets and as a component of "Operating expenses" on the Company's Consolidated Statements of Income.

Estimates of the whole service and remaining useful lives of asset classes are uncertain and can vary due to changes in any of the assessed factors noted in the table above. Changes may also be experienced in salvage values of properties in each asset class. These changes in estimated lives and salvage values are captured through regular depreciation studies. Consequently, depreciation rates are updated to reflect changes.

54 / CPKC 2025 ANNUAL REPORT
The Company anticipates that there will be changes in the estimates of the weighted-average whole service and remaining useful lives and average salvage values for each asset class as properties are acquired, used, and retired. Substantial changes in either the whole service or remaining useful lives of asset classes or salvage assumptions could result in significant changes to depreciation expense. For example, if the estimated average life of track assets, including rail, ties, ballast, and other track material, increased (or decreased) by one year, annual depreciation expense would decrease (or increase) by approximately $38 million.

Concession assets are depreciated using the group method of depreciation over the lesser of the current expected concession term, including a probable 50-year renewal term, or the estimated remaining useful lives of the tangible assets and the right of use conveyed by the Concession.

Management has assessed that the renewal of the Concession for an additional 50-year term is probable based on the terms of the Concession agreement, current Mexican laws, the Company’s performance under the Concession agreement, and the Mexican government’s continued provision of rail services through concessions held by private companies. Any change in the renewal term could result in a change in the depreciable lives of properties and future depreciation expense. For example, if the remaining useful life of the Concession assets increased (or decreased) by one year, annual depreciation expense would decrease (or increase) by approximately $9 million.

Contingent Liabilities
The Company establishes a provision for environmental remediation, personal injury, and other claims, when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. Judgement is required to evaluate the probability that a liability has been incurred and estimate the amount of loss. These provisions are disclosed in Part IV Item 15. Exhibits, Financial Statements Schedule, (b) Financial Statement Schedule, except for provisions associated with self-insured workers’ compensation benefits administered through the Workers' Compensation Boards of four Canadian provinces, which are recognized in "Pensions and other benefit liabilities" on the Company’s Consolidated Balance Sheets.

Methodologies specific to the establishment and calculation of the provision for environmental remediation are described in Item 8. Financial Statements and Supplementary Data, Note 19 Other long-term liabilities. The emergence of new rules or information regarding the environmental condition of the Company’s sites, new claims, or an adverse resolution of legal proceedings could have a material adverse impact to the Company's results of operations and financial condition.

Contingent liabilities associated with certain legal proceedings are disclosed in Item 8. Financial Statements and Supplementary Data, Note 26 Commitments and contingencies. Specifically, regarding the Lac-Mégantic rail accident, Remington Development Corporation and 2014 Mexico tax assessment legal claims, no substantial provisions have been recognized. Adverse resolutions could result in the recognition of material losses.

The recognition and measurement of provisions for contingent liabilities are subject to change as new information becomes known and claims progress through resolution.

Deferred Income Taxes
The Company accounts for deferred income taxes based on the asset and liability method. The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carryforwards. The provision amount is sensitive to any changes in book and tax values of assets and liabilities and changes in statutory tax rates. For example, a change in temporary differences of $10 million would result in an approximate deferred income tax change of $3 million. It is assumed that such temporary differences will be settled in the future in the deferred income tax assets and liabilities as at the balance sheet date.

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

Deferred income tax expense is reported in "Income tax expense (recovery)" on the Company's Consolidated Statements of Income. Additional disclosures are provided in Item 8. Financial Statements and Supplementary Data, Note 7 Income taxes.

CPKC 2025 ANNUAL REPORT / 55
Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements include, but are not limited to, statements concerning expectations, beliefs, plans, goals, objectives, assumptions and statements about possible future events, conditions, and results of operations or performance. Forward-looking statements may contain statements with the words or headings such as "financial expectations", "key assumptions", "anticipate", "believe", "expect", "project", "estimate", "forecast", "plan", "intend", "target", "will", "outlook", "guidance", "should" or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to the most directly comparable GAAP measures without unreasonable efforts, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CPKC has recognized acquisition-related costs, KCS purchase accounting, adjustments to provisions and settlements of Mexican taxes, changes in income tax rates, a gain on the sale of an equity investment and a change to an uncertain tax item. These or other similar large unforeseen transactions affect CPKC's results on a GAAP basis but may be excluded from CPKC’s Non-GAAP financial measures. Additionally, the U.S. dollar and Mexican peso exchange rates relative to the Canadian dollar are unpredictable and can have a significant impact on CPKC’s reported results but may be excluded from CPKC’s Non-GAAP financial measures.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K includes forward-looking statements concerning, but not limited to, the integration of KCS and the realization and timing of anticipated benefits and synergies from the CP-KCS combination, the expected impact of changes in FX rates (including the U.S. dollar and Mexican peso relative to the Canadian dollar), expected long-term rate of return on plan assets, net periodic benefit recovery in 2026, anticipated 2026 capital programs, expected core adjusted effective tax rate, share-price sensitivity of stock-based compensation, the impact of fuel prices, including the timing of recoveries under the Company’s fuel cost adjustment program, the Company’s operations, anticipated financial performance, business prospects and strategies, the sufficiency of cash flow from operations and available financing to meet short-term and long-term obligations, and future payments, including income taxes.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and include, but are not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth and conditions; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; FX rates (as specified herein); core adjusted effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, taxes, wages, labour and immigration; the availability and cost of labour, services and infrastructure; labour disruptions; the satisfaction by third parties of their obligations to the Company; and carbon markets, evolving sustainability strategies, and scientific or technological developments. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including but not limited to the following factors: changes in business strategies and strategic opportunities; general Canadian, U.S., Mexican and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures, including competition from other rail carriers, trucking companies and maritime shippers in Canada, the U.S. and Mexico; North American and global economic growth and conditions; industry capacity; shifts in market demand; changes in commodity prices and commodity demand; uncertainty surrounding timing and volumes of commodities being shipped by the Company; inflation; geopolitical instability; changes in laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, wages, labour and immigration; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption of fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; sufficiency of budgeted capital expenditures in carrying out business plans; services and infrastructure; the satisfaction by third parties of their obligations; currency and interest rate fluctuations; FX rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions, including the imposition of any tariffs, or other changes to international trade arrangements; the effects of current and future multinational trade agreements on or other developments affecting the level of trade among Canada, the U.S. and Mexico; climate change and the market and regulatory responses to climate change; anticipated in-service dates; success of hedging activities; operational performance and reliability; customer, regulatory and other stakeholder approvals and support; regulatory and legislative decisions and actions; the adverse impact of any termination or revocation by the Mexican government of the Concession; public opinion; various events that could disrupt operations, including severe

56 / CPKC 2025 ANNUAL REPORT
weather, such as droughts, floods, avalanches, volcanism and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions; the outbreak of a pandemic or contagious disease and the resulting effects on economic conditions; the demand environment for logistics requirements and energy prices; restrictions imposed by public health authorities or governments; fiscal and monetary policy responses by governments and financial institutions; disruptions to global supply chains; the realization of anticipated benefits and synergies of the CP-KCS transaction and the timing thereof; the satisfaction of the conditions imposed by the U.S. Surface Transportation Board in its March 15, 2023 decision; the successful integration of KCS into the Company; the focus of management time and attention on the CP-KCS integration and other disruptions arising from the CP-KCS integration; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; improvement in data collection and measuring systems; industry-driven changes to methodologies; and the ability of the management of CPKC to execute key priorities, including those in connection with the CP-KCS transaction. The foregoing list of factors is not exhaustive.

These and other factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Annual Report on Form 10-K are detailed from time to time in reports filed by the Company with securities regulators in Canada and the U.S., which can be accessed on SEDAR+ (www.sedarplus.ca) and EDGAR (www.sec.gov).

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

CPKC 2025 ANNUAL REPORT / 57
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

As at December 31, 2025, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as at December 31, 2025 would increase the fair value of the Company's debt as at December 31, 2025 by approximately $1.8 billion (December 31, 2024 - approximately $1.7 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

Information concerning market risks is supplemented in Item 8. Financial Statements and Supplementary Data, Note 18 Financial instruments.

58 / CPKC 2025 ANNUAL REPORT
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 1263)	59

Consolidated Statements of Income
For the Years Ended December 31, 2025, 2024, and 2023	61

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2025, 2024, and 2023	62

Consolidated Balance Sheets
As at December 31, 2025 and 2024	63

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024, and 2023	64

Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2025, 2024, and 2023	65

Notes to Consolidated Financial Statements	66

CPKC 2025 ANNUAL REPORT / 59
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Kansas City Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Canadian Pacific Kansas City Limited and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and financial statements schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America ("US GAAP").

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission framework (2013) and our report dated February 26, 2026, expressed an unqualified opinion thereon.

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

Defined Benefit Pension
Description of the Matter
At December 31, 2025, the projected benefit obligation of the Company’s defined benefit pension plan was $9,820 million, of which the Canadian pension plans represent nearly all the combined pension obligations. As explained in Notes 2 and 23 to the consolidated financial statements, the discount rate used to determine the projected benefit obligation is based on blended market interest rates on high-quality debt instruments with matching cash flows.

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

60 / CPKC 2025 ANNUAL REPORT
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

/s/ Ernst & Young LLP

Chartered Professional Accountants
Calgary, Canada
February 26, 2026

We have served as the Company's auditor since 2021.

CPKC 2025 ANNUAL REPORT / 61
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions of Canadian dollars, except share and per share data)	2025	2024	2023
Revenues (Note 4)
Freight	$14,776	$14,223	$12,281
Non-freight	302	323	274
Total revenues	15,078	14,546	12,555
Operating expenses
Compensation and benefits (Note 11, 23, 24)	2,581	2,565	2,332
Fuel	1,731	1,802	1,681
Materials	474	406	346
Equipment rents	408	347	277
Depreciation and amortization (Note 13, 15)	2,019	1,900	1,543
Purchased services and other (Note 26)	2,256	2,347	1,988
Total operating expenses	9,469	9,367	8,167
Operating income	5,609	5,179	4,388
Equity earnings of Kansas City Southern (Note 11, 12)	—	—	(230)
Other (income) expense (Note 5, 17, 18)	(1)	(42)	52
Other components of net periodic benefit recovery (Note 23)	(415)	(352)	(327)
Net interest expense	876	801	771
Remeasurement loss of Kansas City Southern (Note 11)	—	—	7,175
Gain on sale of equity investment (Note 6)	(333)	—	—
Income (loss) before income tax expense (recovery)	5,482	4,772	(3,053)
Current income tax expense	1,174	1,031	909
Deferred income tax expense (recovery) (Note 11)	171	28	(7,885)
Income tax expense (recovery) (Note 7)	1,345	1,059	(6,976)
Net income	$4,137	$3,713	$3,923
Net loss attributable to non-controlling interest	(4)	(5)	(4)
Net income attributable to controlling shareholders	$4,141	$3,718	$3,927
Earnings per share (Note 8)
Basic earnings per share	$4.52	$3.98	$4.22
Diluted earnings per share	$4.51	$3.98	$4.21
Weighted-average number of shares (millions) (Note 8)
Basic	916.2	933.0	931.3
Diluted	917.1	934.6	933.7
See Notes to Consolidated Financial Statements.

62 / CPKC 2025 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (in millions of Canadian dollars)	2025	2024	2023
Net income	$4,137	$3,713	$3,923
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(1,601)	2,622	(655)
Change in derivatives designated as cash flow hedges	(1)	6	7
Change in pension and post-retirement defined benefit plans	185	979	(73)
Other comprehensive income (loss) from equity investees	7	(8)	7
Other comprehensive (loss) income before income taxes	(1,410)	3,599	(714)
Income tax expense on above items	(80)	(219)	(4)
Other comprehensive (loss) income	(1,490)	3,380	(718)
Comprehensive income	$2,647	$7,093	$3,205
Comprehensive (loss) income attributable to non-controlling interest	(52)	77	(13)
Comprehensive income attributable to controlling shareholders	$2,699	$7,016	$3,218
See Notes to Consolidated Financial Statements.

CPKC 2025 ANNUAL REPORT / 63
CONSOLIDATED BALANCE SHEETS

As at December 31 (in millions of Canadian dollars, except Common Shares)	2025	2024
Assets
Current assets
Cash and cash equivalents	$184	$739
Accounts receivable, net (Note 10)	2,029	1,968
Materials and supplies	502	457
Other current assets	224	220
	2,939	3,384
Investments	473	586
Properties (Note 13, 20)	55,323	56,024
Goodwill (Note 11, 14)	18,436	19,350
Intangible assets (Note 15)	2,911	3,146
Pension asset (Note 23)	5,129	4,586
Other assets (Note 20)	734	668
Total assets	$85,945	$87,744
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities (Note 16, 20)	$2,751	$2,842
Long-term debt maturing within one year (Note 17, 18, 20)	3,240	2,819
	5,991	5,661
Pension and other benefit liabilities (Note 23)	537	548
Other long-term liabilities (Note 19, 20)	815	867
Long-term debt (Note 17, 18, 20)	19,948	19,804
Deferred income taxes (Note 7)	11,829	11,974
Total liabilities	39,120	38,854
Shareholders’ equity
Share capital (Note 21) Authorized unlimited Common Shares without par value. Issued and outstanding are 897.6 million and 933.5 million as at December 31, 2025 and 2024, respectively.	24,751	25,689
Authorized unlimited number of first and second Preferred Shares; none outstanding.
Additional paid-in capital	105	94
Accumulated other comprehensive income (Note 9)	1,238	2,680
Retained earnings	19,783	19,429
	45,877	47,892
Non-controlling interest	948	998
Total equity	46,825	48,890
Total liabilities and equity	$85,945	$87,744
See Commitments and contingencies (Note 26).
See Notes to Consolidated Financial Statements.

Approved on behalf of the Board:
	/s/ ISABELLE COURVILLE	/s/ JANET H. KENNEDY
	Isabelle Courville, Director,	Janet H. Kennedy, Director,
	Chair of the Board	Chair of the Audit and Finance Committee

64 / CPKC 2025 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions of Canadian dollars)	2025	2024	2023
Operating activities
Net income	$4,137	$3,713	$3,923
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	2,019	1,900	1,543
Deferred income tax expense (recovery) (Note 7)	171	28	(7,885)
Pension recovery and funding (Note 23)	(367)	(305)	(306)
Equity earnings of Kansas City Southern (Note 11, 12)	—	—	(230)
Remeasurement loss of Kansas City Southern (Note 11)	—	—	7,175
Gain on sale of equity investment (Note 6)	(333)	—	—
Dividends from Kansas City Southern (Note 12)	—	—	300
Settlement of Mexican taxes (Note 7)	(12)	(12)	(135)
Settlement of foreign currency forward contracts (Note 18)	—	(65)	—
Other operating activities, net	(110)	(14)	60
Change in non-cash working capital balances related to operations (Note 22)	(196)	24	(308)
Net cash provided by operating activities	5,309	5,269	4,137
Investing activities
Additions to properties	(3,102)	(2,825)	(2,468)
Additions to Meridian Speedway properties	(38)	(38)	(31)
Proceeds from sale of properties and other assets	58	64	57
Proceeds from sale of equity investment (Note 6)	493	—	—
Cash acquired on control of Kansas City Southern (Note 11)	—	—	298
Investment in government securities (Note 17)	—	—	(267)
Proceeds from settlement of government securities (Note 17)	—	—	274
Other investing activities, net	(76)	3	(25)
Net cash used in investing activities	(2,665)	(2,796)	(2,162)
Financing activities
Dividends paid	(796)	(709)	(707)
Issuance of Common Shares (Note 21)	73	69	69
Purchase of Common Shares (Note 21)	(3,942)	—	—
Repayment of long-term debt, excluding commercial paper (Note 17)	(951)	(2,327)	(2,395)
Issuance of long-term debt, excluding commercial paper (Note 17)	3,102	—	—
Net (repayment) issuance of commercial paper (Note 17)	(346)	439	1,095
Net (repayment) issuance in short-term borrowings (Note 17)	(278)	274	—
Acquisition-related financing fees	—	—	(17)
Other financing activities, net	(8)	2	—
Net cash used in financing activities	(3,146)	(2,252)	(1,955)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	(53)	54	(7)
Cash position
(Decrease) increase in cash and cash equivalents	(555)	275	13
Cash and cash equivalents at beginning of period	739	464	451
Cash and cash equivalents at end of year	$184	$739	$464

Supplemental disclosures of cash flow information:
Income taxes paid	$1,155	$958	$906
Interest paid	$863	$814	$825
See Notes to Consolidated Financial Statements.

CPKC 2025 ANNUAL REPORT / 65
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions of Canadian dollars, except per share data)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at December 31, 2022	$25,516	$78	$91	$13,201	$38,886	$—	$38,886
Net income (loss)	—	—	—	3,927	3,927	(4)	3,923
Other comprehensive loss (Note 9)	—	—	(709)	—	(709)	(9)	(718)
Dividends declared ($0.760 per share)	—	—	—	(708)	(708)	—	(708)
Effect of stock-based compensation expense	—	27	—	—	27	—	27
Shares issued under stock option plan (Note 21)	86	(17)	—	—	69	—	69
Non-controlling interest in connection with business acquisition (Note 11)	—	—	—	—	—	932	932
Balance as at December 31, 2023	25,602	88	(618)	16,420	41,492	919	42,411
Net income (loss)	—	—	—	3,718	3,718	(5)	3,713
Contribution from non-controlling interest	—	—	—	—	—	2	2
Other comprehensive income (Note 9)	—	—	3,298	—	3,298	82	3,380
Dividends declared ($0.760 per share)	—	—	—	(709)	(709)	—	(709)
Effect of stock-based compensation expense	—	24	—	—	24	—	24
Shares issued under stock option plan (Note 21)	87	(18)	—	—	69	—	69
Balance as at December 31, 2024	25,689	94	2,680	19,429	47,892	998	48,890
Net income (loss)	—	—	—	4,141	4,141	(4)	4,137
Contribution from non-controlling interest	—	—	—	—	—	2	2
Other comprehensive loss (Note 9)	—	—	(1,442)	—	(1,442)	(48)	(1,490)
Dividends declared ($0.874 per share)	—	—	—	(796)	(796)	—	(796)
Effect of stock-based compensation expense	—	28	—	—	28	—	28
Common Shares repurchased (Note 21)	(1,028)	—	—	(2,991)	(4,019)	—	(4,019)
Shares issued under stock option plan (Note 21)	90	(17)	—	—	73	—	73
Balance as at December 31, 2025	$24,751	$105	$1,238	$19,783	$45,877	$948	$46,825
See Notes to Consolidated Financial Statements.

66 / CPKC 2025 ANNUAL REPORT
CANADIAN PACIFIC KANSAS CITY LIMITED
Notes to Consolidated Financial Statements
December 31, 2025
1.    Description of the business
Canadian Pacific Kansas City Limited ("CPKC" or the "Company") owns and operates a transcontinental freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. The Company transports bulk commodities, merchandise freight, and intermodal traffic. CPKC's Common Shares ("Common Shares") trade on the Toronto Stock Exchange and New York Stock Exchange under the symbol "CP".

On April 14, 2023 (the "Control Date"), Canadian Pacific Railway Limited ("CPRL") assumed control of Kansas City Southern ("KCS") and changed its name to Canadian Pacific Kansas City Limited. The Company's Consolidated Financial Statements include KCS as a consolidated subsidiary from April 14, 2023. For the period beginning on January 1, 2023 and ending on April 13, 2023, the Company's 100% interest in KCS was accounted for and reported as an equity-method investment (see Notes 11 and 12).

2.    Summary of significant accounting policies
Basis of presentation
The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Amounts are expressed in Canadian dollars, unless otherwise noted.

Use of estimates, assumptions, and judgements
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts and classification of revenues, expenses, and other income items during the reporting period. These estimates, assumptions, and judgements are based on management's best knowledge of current events, actions, and conditions. Actual results could differ. Critical estimates, assumptions, and judgements used in the preparation of the Company's Consolidated Financial Statements relate to:
•Deferred income taxes (Note 7);
•Properties (Note 13);
•Goodwill (Note 14);
•Intangible assets (Note 15);
•Pensions and other benefits (Note 23); and
•Contingent liabilities (Notes 19 and 26).

Principles of consolidation
The Company's Consolidated Financial Statements include the accounts of the Company's subsidiaries from the date control was assumed. Intercompany accounts and transactions are eliminated. Third-party ownership interest in one of the Company's subsidiaries is presented in the Company's Consolidated Financial Statements as activities and amounts attributable to non-controlling interest.

Revenues
Revenues are primarily derived from the provision of freight rail transportation services. Non-freight revenues are primarily derived from passenger service operators, switching fees, and logistics services, and also from leasing land and other property.

Revenues are recognized when promised services are delivered and obligations under the terms of a contract with a customer are satisfied. Revenues are measured as the amount of consideration the Company expects to receive in exchange for providing services. In the normal course of business, the Company does not generate material revenues from acting as an agent for other entities. Revenues are presented net of taxes collected from customers and remitted to governmental authorities.

CPKC 2025 ANNUAL REPORT / 67
Freight revenues
The Company has master service agreements with customers which establish pricing, terms and conditions for future freight services the Company will provide when service requests or bills of lading are received from those customers. Each bill of lading or service request is a distinct performance obligation. Transaction prices are generally determined when bills of lading or service requests are initiated and are allocated to distinct performance obligations based on estimated standalone selling prices which are determined based on observable fair market values. The Company also provides freight transportation services to customers at published rates established in public tariff agreements. In those arrangements, a performance obligation is triggered at the time the freight transportation services are ordered by the customer.

Freight revenues are recognized over time as transportation services are provided and obligations under the terms of a contract with a customer are satisfied. Inputs are used to measure the percentage of completion towards satisfaction of performance obligations. Progress is measured based on elapsed freight transit time relative to total expected freight transit time from origination to destination. Performance obligations not fully satisfied as at the balance sheet date are generally expected to be satisfied in the following reporting period. Contract liabilities represent payments received for performance obligations not yet satisfied. The short duration over which freight rail services are delivered generally means that there is an immaterial value of outstanding performance obligations and contract liabilities as at the balance sheet date.

Certain customer arrangements include variable consideration in the form of rebates, discounts, or incentives. The expected value method is used to estimate the amount of variable consideration to allocate to performance obligations as they are satisfied. Volume rebates are accrued based on estimated volumes and contract terms and recognized as a reduction of freight revenues as the related freight services are provided. Customer incentives are amortized over the term of the related service agreement.

Customers are invoiced when a bill of lading or service request is processed. Payment for services are due when performance obligations are satisfied. Amounts outstanding as at the balance sheet date are generally collected in the following reporting period. Performance obligations not fully satisfied as at the balance sheet date are generally expected to be satisfied in the following reporting period.

Income taxes
The Company follows the asset and liability method of accounting for income taxes. Under this method, a deferred income tax asset or liability is determined based on the difference between the financial reporting and tax basis of the asset or liability, using enacted tax rates and laws that will be in effect when the difference is expected to reverse. The change in the net deferred income tax asset or liability is included in the computation of "Net income" and "Other comprehensive income (loss)". The effect of changes in income tax rates on deferred income tax assets and liabilities are recognized in the Company's Consolidated Statements of Income in the reporting period that the change occurs.

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

Investment and other similar tax credits are initially recognized in "Deferred income taxes" on the Company's Consolidated Balance Sheets and subsequently recognized in "Deferred income tax expense (recovery)" on the Company's Consolidated Statements of Income over the useful life of the related property.

Earnings per share
Basic earnings per share is calculated using the weighted-average number of the Company's Common Shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method for determining the dilutive effect of Common Shares issuable upon exercise of outstanding stock options.

Equity method investments
The Company's investments in entities over which it can exercise significant influence or has joint control are accounted for using the equity method. Equity-method investments are initially recognized on the Company's Consolidated Balance Sheets at cost. Subsequently, the carrying amounts of these investments are adjusted to reflect:
•the Company's share of the investments' income or losses, and comprehensive income or losses, based on the Company's share of their common stock and in-substance common stock;
•depreciation, amortization, or accretion related to any basis differences identified at the time the investments were initially recognized;
•dividends and distributions received;
•other-than-temporary impairments; and

68 / CPKC 2025 ANNUAL REPORT
•the effects of any intra-entity income or losses and capital transactions.

Distributions from equity-method investments are classified on the Company's Consolidated Statements of Cash Flows according to the nature of the activities that generated the distributions.

If the Company acquires control of an equity-method investment, it stops accounting for the investment using the equity method. The investment is remeasured to fair value as of the date control was assumed, and any gain or loss is recognized in the Company's Consolidated Statements of Income. Any amounts in "Accumulated other comprehensive income" ("AOCI") related to the investment are reclassified and included in the calculation of the gain or loss. Any gain or loss on the settlement of a pre-existing relationship between the Company and the investment is recognized in the Company's Consolidated Statements of Income, separately from the business acquisition.

Business acquisitions
Management makes estimates and assumptions to determine the fair values of assets acquired and liabilities and non-controlling interest assumed in a business combination at the acquisition date. Such estimates and assumptions are inherently uncertain and subject to refinement. During the measurement period, the Company may adjust any provisional amounts reported on the acquisition date if additional information is obtained about facts and circumstances that existed that, if known, would have affected their measurement on that date. Adjustments to provisional amounts are recognized with corresponding adjustments to "Goodwill".

If the acquisition-date fair value of an asset or liability arising from pre-acquisition contingencies cannot be determined as of the acquisition date or during the measurement period, the estimated amount of the asset or liability is recognized if it is probable that the asset existed or the liability had been incurred as of the acquisition date based on information available prior to the end of the measurement period and the amount of the asset or liability can be reasonably estimated. The measurement period ends at the earlier of the date that the necessary information about the facts and circumstances that existed as of the acquisition date concerning the provisional amounts is obtained, or one year after the acquisition date.

Foreign currency translation
Foreign currency transactions
Foreign currency transactions are denominated in currencies other than the Company's functional currency, which is the Canadian dollar. Transactions denominated in foreign currencies are translated to the functional currency using the foreign exchange ("FX") rate prevailing on the day of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured to the functional currency using the exchange rate in effect as at the balance sheet date. FX gains and losses resulting from the translation of monetary assets and liabilities are recognized in income in the reporting period they arise.

Foreign operations
FX gains and losses arising from the translation of the Company's foreign subsidiaries' and equity-method investees' functional currencies to Canadian currency presentation are recognized in "Other comprehensive income (loss)" and recognized in the Company's Consolidated Statements of Income upon the sale of the foreign operation. Asset and liability accounts are translated at the exchange rates in effect as at the balance sheet date, and revenues and expenses are translated using monthly average exchange rates.

U.S. dollar-denominated long-term debt, finance lease obligations, short-term borrowings, and operating lease liabilities are designated as hedges of the Company's net investment in foreign subsidiaries and foreign equity-method investees. Accordingly, unrealized gains and losses arising from the translation of the designated U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities are offset against gains and losses arising from the translation of the Company's foreign operations' accounts in "Other comprehensive income (loss)".

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of less than three months.

Accounts receivable, net
Accounts receivable are recorded at cost, net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on relevant information about historical credit loss experience of receivables with similar risk characteristics, current conditions, and forecasts of future conditions expected to affect collectability.

Accounts receivable are written off against the allowance for credit losses when it is probable that the remaining contractual payments will not be collected. Subsequent recoveries of amounts previously written off are credited to income in the reporting period they are recovered.

CPKC 2025 ANNUAL REPORT / 69
Materials and supplies
Materials and supplies, including fuel and parts used in the repair and maintenance of track structures, equipment, locomotives, and freight cars, are measured at the lower of average cost or net realizable value.

Properties
Properties are reported at historical cost, less accumulated depreciation or amortization and any impairment. The Company reviews properties for impairment when changes in circumstances indicate that their carrying amount may not be recoverable. If the estimated future undiscounted cash flows are less than the carrying amount, the carrying amount is reduced to the estimated fair values, measured using discounted cash flows, and a corresponding impairment loss is recognized in the Company's Consolidated Statements of Income.

Additions and betterments
For property additions and betterments, the Company capitalizes all costs necessary to make the assets ready for their intended use.

A large amount of the Company's capital expenditures are for self-constructed properties, both new and the replacement of existing properties. Self-constructed assets are initially recorded at cost, including direct costs, attributable indirect costs, overheads, and carrying costs:
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

The Company capitalizes costs incurred for replacements or betterments that enhance the service potential or extend the useful life of properties, when the expenditures exceed minimum physical and financial thresholds:
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
•for certain asset groups, the historical cost of the asset is separately recorded in the Company's property records. This amount is retired from the property records upon retirement of the asset. For assets for which the historical cost cannot be separately identified, the asset's gross book value to be retired is estimated using an indexation methodology, whereby the retired property's current replacement cost is indexed to its estimated year of installation, or a first-in, first-out approach, or statistical analysis. The Company uses indices that closely correlate to the principal costs of the assets.
•when removal costs exceed the property's salvage value and removal is not a legal obligation, the removal costs are charged to income when the property is retired.
•for the disposal of larger groups of depreciable assets that are unusual and were not considered in the Company's depreciation studies, a gain or loss is recognized for the difference between the net proceeds and the net book value of the assets sold or retired. The accumulated depreciation that is derecognized includes asset-specific accumulated depreciation, when known, or an appropriate portion of the accumulated depreciation recorded for the relevant asset class as a whole, calculated using a cost-based allocation.

70 / CPKC 2025 ANNUAL REPORT
Concession assets
CPKC holds a concession from the Mexican government which authorizes the Company to provide freight transportation services over certain rail lines, including the use of all related track and other assets necessary for the rail lines' operations (the "Concession"). The Concession term ends in June 2047, but is renewable under certain conditions, for additional periods, each up to 50 years.

The underlying tangible assets that the Concession provides the Company with the right to use are capitalized in "Properties" and depreciated, using the group method, over the lesser of the expected Concession term, which includes one renewal period of 50 years, or the estimated useful life of the underlying asset groups. The intangible rights granted under the Concession are amortized over the expected term of the Concession.

Finance lease right-of-use ("ROU") assets
Finance lease ROU assets recognized in "Properties" are amortized to the earlier of the end of the useful life of the ROU asset or the end of the lease term.

Government assistance
The Company recognizes government assistance from various levels of governments and government agencies when there is reasonable assurance that the assistance will be received. Government assistance in connection with the acquisition or construction of properties sometimes includes conditions which, if not met within a certain period of time, may require repayment of some or all of the assistance received. It is the Company's intention to comply with all conditions imposed by the terms of government assistance accepted. Government assistance received or receivable related to property is recorded as a reduction of the cost of the property and amortized over the same period as the related assets are depreciated.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets upon acquisition of a business. The carrying value of goodwill, which is not amortized, is assessed for impairment annually, or more frequently if events or changes in circumstances arise that suggest it may be impaired. The Company's annual review of goodwill is performed in the fourth quarter, on the October 1 balance.

The Company first assesses qualitative factors, including, but not limited to, economic, market, and industry conditions, the reporting unit's overall financial performance, and events such as notable changes in management or customers. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment is undertaken. The quantitative assessment is a comparison of the reporting unit's carrying value and fair value. The reporting unit's fair value is defined as the price expected to be received if it was sold in an orderly transaction between market participants. It is determined based on pre-tax discounted cash flows that reflect management's best estimates of the time value of money and risks specific to the reporting unit and its assets. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, an impairment is recognized, measured at the amount by which the reporting unit's carrying value exceeds its fair value.

Intangible assets
Intangible assets with finite useful lives, consisting primarily of customer contracts, customer relationships, and favourable leases, are amortized on a straight-line basis over their estimated useful lives, with any changes in useful life estimates adjusted prospectively. If events or circumstances indicate that a finite-lived intangible asset's carrying amount may not be recoverable, then an impairment loss is recognized for the excess of its carrying amount over its fair value, determined using pre-tax discounted cash flows.

Intangible assets with indefinite useful lives are primarily trackage rights that are expected to generate cash flows indefinitely. They are not amortized but are tested for impairment at least annually, or sooner if conditions warrant. Impairment is measured as the excess of the asset's carrying amount over its fair value, determined using pre-tax discounted cash flows.

Financial instruments
Financial instruments are contracts that give rise to a financial asset of one party and a financial liability or equity instrument of another party. Financial instruments are recognized initially at fair value, which is the amount of consideration that would be agreed upon in an arm’s-length transaction between willing parties.

Cash and cash equivalents are reported at amounts that approximate fair value. Accounts receivable and investments consisting of loans and receivables are subsequently measured at amortized cost, using the effective interest method. Accounts payable and accrued liabilities, other long-term liabilities, and long-term debt are also subsequently measured at amortized cost.

CPKC 2025 ANNUAL REPORT / 71
Derivative financial instruments
Derivative financial instruments may be used from time to time to manage the Company's exposure to changes in FX rates, interest rates, fuel prices, and certain compensation tied to the Company's Common Share price. When derivative instruments are used in hedging relationships, the Company identifies, designates, and documents those hedging transactions and regularly tests the transactions to demonstrate effectiveness in order to continue hedge accounting.

Derivative instruments are classified as held-for-trading and recorded at fair value on the Company's Consolidated Balance Sheets as current or non-current assets or liabilities depending on the timing of settlements and the resulting cash flows associated with the instruments. Any changes in the fair values of derivatives that are not designated as hedges are recognized in the Company's Consolidated Statements of Income in the reporting period the change occurs.

For fair value hedges, changes in the fair value of the hedging instrument are recognized in the Company's Consolidated Statements of Income, along with changes in the fair value of the hedged risk of the asset or liability that is designated as part of the hedging relationship.

For designated cash flow hedges, changes in the fair value of the hedging instrument are recognized in "Other comprehensive income (loss)" and reclassified to the Company's Consolidated Statements of Income when the hedged item impacts income. If a derivative instrument designated as a cash flow hedge ceases to be effective or is terminated, hedge accounting is discontinued and the gain or loss at that date is deferred in "Other comprehensive income (loss)" and recognized in the Company's Consolidated Statements of Income concurrently with the related transaction. If an anticipated hedged transaction is no longer probable, the gain or loss is immediately recognized. Subsequent gains and losses from derivative instruments for which hedge accounting has been discontinued are recognized in the reporting period in which they occur.

Cash flows relating to derivative instruments designated as hedges are included in the same category as the related hedged items on the Company's Consolidated Statements of Cash Flows.

Leases
The Company leases rolling stock, buildings, vehicles, railway equipment and roadway machines. Lease liabilities and ROU assets are recognized on the Company's Consolidated Balance Sheets for finance leases and operating leases with fixed terms and in-substance fixed terms:
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
•certain leases of rolling stock and roadway machines are fully variable or contain both fixed and variable components. Variable components are dependent on the hours and miles that the underlying equipment has been used. Fixed-term, short-term, and variable operating lease costs are recognized in "Equipment rents" and "Purchased services and other" in the Company's Consolidated Statements of Income.
•components of finance lease costs are recognized in "Depreciation and amortization" and "Net interest expense" in the Company's Consolidated Statements of Income.
•ROU assets are adjusted for lease prepayments, initial direct costs, and lease incentives.
•lease terms include periods associated with options to extend or exclude periods associated with termination options when the Company is reasonably certain of exercising such options.
•non-lease components are accounted for separately from lease components of roadway machine and fleet vehicle lease contracts. Otherwise, lease and non-lease components are combined and accounted as a single lease component.

Leases with terms of 12 months or less that do not contain an option to purchase the underlying asset at the end of the lease term that the Company intends to exercise are not recognized on the Company's Consolidated Balance Sheets; lease payments are recognized as expenses in the Company's Consolidated Statements of Income on a straight-line basis over the lease term.

Provision for environmental remediation
Environmental remediation accruals, covering site-specific remediation programs, are recorded on an undiscounted basis unless a reliably determinable estimate of the amount and timing of costs can be established. The accruals are recorded when the costs to remediate are probable and can be reasonably estimated. Certain future costs to monitor sites are discounted at an adjusted risk-free rate. Provisions for environmental remediation costs are recognized in "Other long-term liabilities", except for the current portion, which is recognized in "Accounts payable and accrued liabilities".

Pensions and other benefits
Obligations and net periodic benefit (recovery) cost for the Company's defined benefit pension plans are actuarially determined using the projected benefit method, pro-rated over the credited service periods of employees. This method incorporates management’s best estimates of actuarial assumptions, such as discount rates, salary and other cost escalations, employees' retirement ages and mortality. The discount rates are based on blended market interest rates on high-quality debt instruments with matching cash flows.

72 / CPKC 2025 ANNUAL REPORT

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

Obligations and net periodic benefit (recovery) cost for the Company's other post-retirement and post-employment benefits are actuarially determined on a similar basis.

The funded status of the Company's defined benefit pension plans, measured for each plan as the difference between the fair value of the plan's assets and projected benefit obligation, is reported on the Company's Consolidated Balance Sheets.

Components of net periodic benefit (recovery) cost recognized in "Operating income" in the Company's Consolidated Statements of Income include:
•current service costs for defined benefit pension and post-retirement benefits, and the Company's contributions to defined contribution pension plans, which are recognized in "Compensation and benefits" expense; and
•current service costs for self-insured workers' compensation and long-term disability benefits, which are recognized in "Purchased services and other" expense.

Other components of net periodic benefit recovery (cost) recognized outside of "Operating income" in the Company's Consolidated Statements of Income are:
•interest cost on benefit obligation;
•expected return on plan assets;
•recognition of net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market-related value of pension plan assets, over the expected average remaining service period of the plan's active employee group (approximately 13 years);
•amortization of prior service costs arising from collectively bargained amendments to pension plan benefit provisions (over the term of the applicable union agreement) and from all other sources (over the expected average remaining service period of active employees who are expected to receive benefits under the plan at the date of the amendment);
•gains and losses on post-employment benefits that do not vest or accumulate, including certain workers' compensation and long-term disability benefits in Canada; and
•the effects of special termination benefits.

Stock-based compensation
Stock options
The cost of awards of equity-settled employee stock options is measured based on their grant date fair values. "Compensation and benefits" expense, with a corresponding increase to "Additional paid-in capital" in "Shareholders' equity", is recognized over the shorter of the vesting period or the period from the grant date to the date the employee becomes eligible to retire. The grant date fair value is determined using the Black-Scholes option-pricing model. Forfeitures are estimated at the grant date, and changes in the estimate of forfeitures in subsequent reporting periods are recognized as adjustments to "Compensation and benefits" expense in the reporting period that the change in estimate occurs. As stock options are exercised, the related amount accumulated in "Additional paid-in capital" is reclassified to "Share Capital" and the proceeds are recognized in "Share Capital".

Share units
The Company also issues cash-settled awards, including deferred share units ("DSUs"), performance share units ("PSUs") and performance deferred share units ("PDSUs"), for which a liability is remeasured each financial reporting period until settlement.

For DSUs, "Compensation and benefits" expense is recognized over the shorter of the vesting term, or the period from the grant date to the date the employee is eligible to retire, based on the number of units outstanding and the closing price of CPKC's Common Shares on the reporting date. For PSUs and PDSUs, fair values are recognized for units that are probable of vesting, based on forecasted performance factors, and "Compensation and benefits" expense is recognized over the performance period. Forfeitures of share units are estimated at the grant date, and changes in the estimate of forfeitures in subsequent periods are recognized as adjustments to "Compensation and benefits" expense in the period that the change in estimate occurs.

Share purchase plan
The Company's contributions to the employee share purchase plan gives rise to compensation expense that is recognized at the issue price and recognized as "Compensation and benefits" expense over a one year vesting period.

CPKC 2025 ANNUAL REPORT / 73
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

4.    Revenues
The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

For the year ended December 31 (in millions of Canadian dollars)	2025	2024	2023
Grain	$3,217	$3,012	$2,496
Coal	1,025	943	859
Potash	640	614	566
Fertilizers and sulphur	423	406	385
Forest products	792	816	696
Energy, chemicals and plastics	2,898	2,851	2,301
Metals, minerals and consumer products	1,792	1,777	1,579
Automotive	1,310	1,280	934
Intermodal	2,679	2,524	2,465
Total freight revenues	14,776	14,223	12,281
Non-freight excluding leasing revenues	193	191	161
Revenues from contracts with customers	14,969	14,414	12,442
Leasing revenues	109	132	113
Total revenues	$15,078	$14,546	$12,555

Contract liabilities
Contract liabilities represent payments received for performance obligations not yet satisfied. They are presented within "Accounts payable and accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets. As of December 31, 2025 and 2024, there were no material contract liabilities.

5.    Other (income) expense

For the year ended December 31 (in millions of Canadian dollars)	2025	2024	2023
Loss on foreign currency forward contract (Note 18)	$—	$4	$39
Other FX gains	(14)	(6)	(12)
Acquisition-related costs	—	—	6
Gain on debt repurchases (Note 17)	—	(22)	—
Other	13	(18)	19
Other (income) expense	$(1)	$(42)	$52

74 / CPKC 2025 ANNUAL REPORT
6.    Gain on sale of equity investment
On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company to APM Terminals Panama Rail LP ("APM Terminals"), a subsidiary of A.P. Moller-Maersk A/S, for gross proceeds of U.S. $350 million. After finalizing purchase price adjustments for cash acquired and debt and net working capital assumed by APM Terminals, the Company received cash consideration of U.S. $344 million ($493 million) and recognized a pre-tax gain of U.S. $232 million ($333 million) in "Gain on sale of equity investment”. The after-tax gain was U.S. $177 million ($256 million).

7.    Income taxes
The following is a summary of the major components of the Company’s income tax expense (recovery):

For the year ended December 31 (in millions of Canadian dollars)	2025	2024	2023
Current income tax expense	$1,174	$1,031	$909
Deferred income tax expense (recovery)
Reversal of outside basis deferred income tax (Note 11)	—	—	(7,832)
Origination and reversal of temporary differences	214	65	53
Effect of tax rate decrease	(7)	(70)	(72)
Effect of hedge of net investment in foreign subsidiaries and equity-method investees (Note 9)	(31)	36	(22)
Other	(5)	(3)	(12)
Total deferred income tax expense (recovery)	171	28	(7,885)
Total income tax expense (recovery)	$1,345	$1,059	$(6,976)

Income (loss) before income tax expense (recovery)
Canada	$2,495	$2,426	$2,359
Foreign	2,987	2,346	(5,412)
Total income (loss) before income tax expense (recovery)	5,482	4,772	(3,053)
Income tax expense (recovery)
Current
Canada	369	409	377
Foreign	805	622	532
Total current income tax expense	1,174	1,031	909
Deferred
Canada	286	206	238
Foreign	(115)	(178)	(8,123)
Total deferred income tax expense (recovery)	171	28	(7,885)
Total income tax expense (recovery)	1,345	1,059	(6,976)
Canada - Federal(1)	379	—	—
Canada - Provincial(1)	276	—	—
Foreign	690	—	—
Total income tax expense (recovery)	$1,345	$1,059	$(6,976)
(1)    Disaggregation of domestic federal and provincial income tax expense in accordance with the prospective adoption of Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective January 1, 2025.

CPKC 2025 ANNUAL REPORT / 75
The provision for deferred income taxes arises from temporary differences in the carrying values of assets and liabilities for financial statement and income tax purposes and the effect of loss carryforwards. The items comprising the deferred income tax assets and liabilities are as follows:

As at December 31 (in millions of Canadian dollars)	2025	2024
Deferred income tax assets
Tax losses and other attributes carried forward	$290	$298
Liabilities carrying value in excess of tax basis	259	300
Environmental remediation costs	47	50
Unrealized foreign exchange losses	26	57
Other	17	10
Total deferred income tax assets	639	715
Less: Valuation allowance	(38)	(57)
Total net deferred income tax assets	$601	$658
Deferred income tax liabilities
Properties carrying value in excess of tax basis	9,910	10,155
Pensions carrying value in excess of tax basis	1,228	1,084
Intangibles carrying value in excess of tax basis	764	824
Investments carrying value in excess of tax basis	452	498
Other	76	71
Total deferred income tax liabilities	12,430	12,632
Total net deferred income tax liabilities	$11,829	$11,974

76 / CPKC 2025 ANNUAL REPORT
The Company’s consolidated effective tax rate differs from the expected Canadian federal statutory tax rate. Expected income tax expense at the Canadian federal statutory rate is reconciled to income tax expense as follows for 2025(1):

For the year ended December 31 (in millions of Canadian dollars, except percentage)	2025
Canadian federal statutory income tax rate(2)	$822	15.00%
Provincial tax effects(3)	276	5.03%
Foreign tax effects
United States
Statutory rate difference between the United States and Canada	65	1.19%
State and local income taxes	43	0.78%
Tax credits	(51)	(0.93)%
Other	10	0.18%
Mexico
Statutory rate difference between Mexico and Canada	158	2.88%
Inflation(4)	(48)	(0.88)%
Other	33	0.60%
Switzerland
Statutory rate difference between Switzerland and Canada	(52)	(0.95)%
Cantonal and local income taxes	27	0.49%
Other	34	0.62%
Other jurisdictions	25	0.46%
Nontaxable or nondeductible items	11	0.20%
Changes in unrecognized tax benefits	(1)	(0.02)%
Tax credits	(2)	(0.04)%
Other	(5)	(0.09)%
Effective tax rate	$1,345	24.54%
(1)    Rate reconciliation provided in accordance with the prospective adoption of ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective January 1, 2025.
(2)     The Canadian federal statutory income tax rate is comprised of basic federal tax rate 38%, federal abatement (10%), and general rate reduction (13%).
(3)    The majority of the provincial tax effects are derived from Ontario, Saskatchewan and British Columbia.
(4)    Tax impact from inflation adjustment required for Mexico tax purposes.

CPKC 2025 ANNUAL REPORT / 77
The Company’s consolidated effective tax rate differs from the expected Canadian statutory tax rates. Expected income tax expense (recovery) at statutory rates is reconciled to income tax expense (recovery) as follows for 2024 and 2023:

For the year ended December 31 (in millions of Canadian dollars, except percentage)	2024	2023
Statutory federal and provincial income tax rate (Canada)	26.11%	26.11%
Expected income tax expense (recovery) at Canadian enacted statutory tax rates	$1,246	$(797)
(Decrease) increase in taxes resulting from:
Reversal of outside basis deferred income tax (Note 11)	—	(7,832)
Remeasurement loss of Kansas City Southern	—	1,873
(Gains) losses not subject to tax	(10)	10
Canadian tax rate differentials	(17)	(14)
Foreign tax rate differentials	(41)	(62)
Effect of tax rate decrease	(70)	(72)
Deduction for dividends taxed on outside basis	—	(68)
Unrecognized tax benefits	3	(10)
Inflation in Mexico	(33)	(31)
Valuation allowance	5	1
Other	(24)	26
Income tax expense (recovery)	$1,059	$(6,976)

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

In 2023, the Company recognized a deferred income tax recovery of $23 million (U.S. $17 million) on the outside basis difference of the change in the equity investment in KCS for the period January 1, 2023 to April 13, 2023, prior to acquiring control of KCS. The outside basis difference is the excess of the carrying amount of the Company’s investment in KCS for financial reporting over the tax basis of this investment.

In 2023, the Company recognized a deferred income tax recovery of $7,832 million on the derecognition of the deferred income tax liability on the outside basis difference of the investment in KCS upon acquiring control.

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

As at December 31, 2025, the Company had $56 million (2024 - $33 million) in tax effected operating losses carried forward recognized as a deferred income tax asset, which will begin to expire in 2026. The Company expects to fully utilize these tax effected operating losses before their expiry.

As at December 31, 2025, the Company had $5 million (2024 - $18 million) in tax effected capital losses carried forward recognized as a deferred income tax asset, which will begin to expire in 2029. The Company expects to fully utilize these tax effected capital losses before their expiry.

As at December 31, 2025, the Company had $4 million (2024 - $6 million) in tax credits carried forward recognized as a deferred income tax asset, which will begin to expire in 2028. The Company expects to fully utilize these tax credits before their expiry. The Company did not have any minimum tax credits or investment tax credits carried forward.

78 / CPKC 2025 ANNUAL REPORT
The following table provides a reconciliation of uncertain tax positions in relation to unrecognized tax benefits for the years ended December 31:

(in millions of Canadian dollars)	2025	2024	2023
Unrecognized tax benefits at January 1	$29	$22	$20
Increase in unrecognized:
Tax benefits related to the current year	1	1	2
Tax benefits related to prior years	1	14	10
Tax benefits acquired with KCS	—	—	2
Dispositions:
Gross uncertain tax benefits related to prior years	(4)	(1)	(6)
Settlements with taxing authorities	—	(7)	(6)
Unrecognized tax benefits at December 31	$27	$29	$22

If these unrecognized tax benefits were recognized, $22 million of unrecognized tax benefits as at December 31, 2025 would impact the Company’s effective tax rate.

The Company recognizes accrued interest, inflation and penalties related to unrecognized tax benefits as a component of "Income tax expense (recovery)" in the Company’s Consolidated Statements of Income. The net amount of accrued interest, inflation and penalties in 2025 was a $1 million expense (2024 - $4 million recovery; 2023 - $3 million recovery). The total amount of accrued interest, inflation and penalties associated with unrecognized tax benefits as at December 31, 2025 was $12 million (2024 - $11 million; 2023 - $15 million).

The following table provides income taxes paid (net of refunds received) for the year ended December 31(1):

For the year ended December 31 (in millions of Canadian dollars)	2025
Canada
Federal	$219
Provincial	162
U.S.
Federal	246
State	55
Mexico	346
Switzerland
Federal	65
Cantonal and local	37
Other jurisdictions	25
Total income tax paid	$1,155
(1)    Income taxes paid (net of refunds received) provided in accordance with the prospective adoption of ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective January 1, 2025.

CPKC 2025 ANNUAL REPORT / 79
The Company and its subsidiaries are subject to either Canadian federal and provincial income tax, U.S. federal, state and local income tax, Mexican federal income tax or the relevant income tax in other international jurisdictions. The Company has substantially concluded all Canadian federal and provincial income tax matters for the years through 2020. The federal and provincial income tax returns filed for 2021 and subsequent years remain subject to examination by the Canadian taxation authorities. The U.S. income tax returns for 2022 and subsequent years continue to remain subject to examination by the Internal Revenue Service and U.S. state tax jurisdictions, with the exception of certain states that have ongoing audits for prior years. Kansas City Southern de México, S.A. de C.V. (also known as Canadian Pacific Kansas City Mexico) ("CPKCM") has concluded audit examinations for Mexican income tax returns for the tax years through 2021, except for the 2014 tax year which is currently in litigation before the Federal Collegiate Circuit Courts (see Note 26). The CPKCM Mexican income tax returns filed for 2022, and subsequent years remain subject to examination by the Mexican Tax Authority, Servicio de Administración Tributaria ("SAT"). There are certain other Mexican subsidiaries with ongoing audits for the years 2016-2020. As at December 31, 2025, the Company believes that it has recorded sufficient income tax reserves with respect to these income tax examinations and open tax years.

Mexican tax audits
During the year, the Company received final audit letters for CPKCM for 2021 and a payment of $11 million was made in respect of that year. CPKCM closed audit examinations with the SAT for the tax years 2016-2020 in September 2023 and the tax years 2009-2010, 2013 and 2015 in November 2023. The audit examinations were for corporate income tax and value added tax ("VAT"). The settlement of these audits resulted in payments of $135 million.

8.    Earnings per share

For the year ended December 31 (in millions of Canadian dollars, except per share data)	2025	2024	2023
Net income attributable to controlling shareholders	$4,141	$3,718	$3,927
Weighted-average basic shares outstanding (millions)	916.2	933.0	931.3
Dilutive effect of stock options (millions)	0.9	1.6	2.4
Weighted-average diluted shares outstanding (millions)	917.1	934.6	933.7
Basic earnings per share	$4.52	$3.98	$4.22
Diluted earnings per share	$4.51	$3.98	$4.21

In 2025, there were 2.0 million options excluded from the computation of diluted earnings per share because their effects were not dilutive (2024 - 0.6 million; 2023 - 0.6 million).

80 / CPKC 2025 ANNUAL REPORT
9.    Other comprehensive (loss) income and Accumulated other comprehensive income
The components of Other comprehensive (loss) income and the related tax effects attributable to controlling shareholders are as follows:

(in millions of Canadian dollars)	Before tax amount	Income tax (expense) recovery	Net of tax amount
For the year ended December 31, 2025
FX (loss) gain on:
Translation of net investment in U.S. subsidiaries and equity method investees	$(1,846)	$—	$(1,846)
Translation of U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 18)	293	(31)	262
Realized loss on derivatives designated as cash flow hedges recognized in income	(1)	—	(1)
Change in pension and other benefits actuarial gains and losses	180	(48)	132
Change in prior service pension and other benefit costs	5	(1)	4
Equity accounted investments	7	—	7
Other comprehensive loss	$(1,362)	$(80)	$(1,442)
For the year ended December 31, 2024
FX gain (loss) on:
Translation of net investment in U.S. subsidiaries and equity method investees	$2,920	$—	$2,920
Translation of U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 18)	(380)	36	(344)
Realized gain on derivatives designated as cash flow hedges recognized in income	6	(1)	5
Change in pension and other benefits actuarial gains and losses	990	(257)	733
Change in prior service pension and other benefit costs	(11)	3	(8)
Equity accounted investments	(8)	—	(8)
Other comprehensive income	$3,517	$(219)	$3,298
For the year ended December 31, 2023
FX (loss) gain on:
Translation of net investment in U.S. subsidiaries and equity method investees	$(840)	$—	$(840)
Translation of U.S. dollar-denominated long-term debt designated as a hedge of the net investment in U.S. subsidiaries and equity method investees (Note 18)	194	(22)	172
Realized gain on derivatives designated as cash flow hedges recognized in income	7	(2)	5
Change in pension and other benefits actuarial gains and losses	(57)	16	(41)
Change in prior service pension and other benefit costs	(16)	4	(12)
Equity accounted investments	7	—	7
Other comprehensive loss	$(705)	$(4)	$(709)

CPKC 2025 ANNUAL REPORT / 81
Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2025	$3,413	$10	$(738)	$(5)	$2,680
Other comprehensive (loss) income before reclassifications	(1,584)	—	129	7	(1,448)
Amounts reclassified from AOCI	—	(1)	7	—	6
Net other comprehensive (loss) income	(1,584)	(1)	136	7	(1,442)
Balance as at December 31, 2025	$1,829	$9	$(602)	$2	$1,238
Opening balance, January 1, 2024	$837	$5	$(1,463)	$3	$(618)
Other comprehensive income (loss) before reclassifications	2,576	—	690	(8)	3,258
Amounts reclassified from AOCI	—	5	35	—	40
Net other comprehensive income (loss)	2,576	5	725	(8)	3,298
Balance as at December 31, 2024	$3,413	$10	$(738)	$(5)	$2,680

10.    Accounts receivable, net

	As at December 31, 2025			As at December 31, 2024
(in millions of Canadian dollars)	Freight	Non-freight	Total	Freight	Non-freight	Total
Total accounts receivable	$1,722	$424	$2,146	$1,635	$431	$2,066
Allowance for credit losses	(91)	(26)	(117)	(75)	(23)	(98)
Total accounts receivable, net	$1,631	$398	$2,029	$1,560	$408	$1,968

11.    Business acquisition
On December 14, 2021, the Company purchased 100% of the issued and outstanding shares of KCS with the objective of creating the only single-line railroad linking the U.S., Mexico and Canada, and the Company placed the shares of KCS in a voting trust. On March 15, 2023, the U.S. Surface Transportation Board approved the Company and KCS’s joint merger application, and the Company assumed control of KCS on the Control Date. From December 14, 2021 to April 13, 2023, the Company recognized its investment in KCS using the equity method of accounting.

Accordingly, the Company commenced consolidation of KCS on the Control Date, accounting for the acquisition as a business combination achieved in stages. The results from operations and cash flows have been consolidated prospectively from the Control Date. The Company derecognized its previously held equity method investment in KCS of $44,402 million as at April 13, 2023 and remeasured the investment at its Control Date fair value of $37,227 million, which formed part of the purchase consideration, resulting in a remeasurement loss of $7,175 million recognized in the second quarter of 2023. In addition, and on the same date, a deferred income tax recovery of $7,832 million was recognized upon the derecognition of the deferred income tax liability computed on the outside basis that the Company had recognized in relation to its investment in KCS while accounted for using the equity method.

The accounting for the acquisition of KCS was completed on April 13, 2024, with the end of the measurement period and the final validation of the fair values assigned to acquired assets and assumed liabilities. This validation was completed using additional information about facts and circumstances as of the Control Date, that was obtained during the measurement period.

82 / CPKC 2025 ANNUAL REPORT
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

During the measurement period, adjustments were recorded as a result of new information that was obtained about facts and circumstances of certain KCS assets and liabilities as of the Control Date. New information obtained during 2023 was primarily in relation to CPKCM's VAT assets and liabilities, as well as income and other tax positions. New information obtained during the first quarter of 2024 was primarily in relation to KCS's environmental liabilities, certain liabilities for other taxes in Mexico and legal and personal injury claims. Other adjustments recorded in relation to assets and liabilities were not significant in value. These adjustments to the Company's December 31, 2023 Consolidated Balance Sheets and March 31, 2024 Interim Consolidated Balance Sheets had a negligible impact to the Company's net income in 2023 and in the year ended December 31, 2024.

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

On a pro forma basis, if the Company had consolidated KCS beginning on January 1, 2022, the revenue and net income attributable to controlling shareholders of the combined entity would be as follows for the year ended December 31, 2023:

	For the year ended December 31, 2023
(in millions of Canadian dollars)	KCS Historical(1)	Pro Forma CPKC
Revenue	$1,351	$13,909
Net income attributable to controlling shareholders	280	3,174
(1)    KCS's historical amounts in U.S. dollars were translated into Canadian dollars at the Bank of Canada average exchange rate for the period from January 1 to April 13, 2023 with an effective exchange rate of $1.35.

CPKC 2025 ANNUAL REPORT / 83
For the year ended December 31, 2023, the supplemental pro forma Net income attributable to controlling shareholders for the combined entity was adjusted for:
•the removal of the remeasurement loss of $7,175 million upon the derecognition of CPRL's previously held equity method investment in KCS, which included the reclassification of associated AOCI to retained earnings;
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
•the removal of equity earnings from KCS, previously recognized as an equity method investment prior to the Control Date, of $230 million;
•transaction costs incurred by the Company; and
•income tax adjustments including:
◦the derecognition of a deferred income tax recovery of $7,832 million related to the elimination of the deferred income tax liability on the outside basis difference of the investment in KCS;
◦the derecognition of a deferred income tax recovery on CPKC unitary state apportionment changes;
◦a deferred income tax recovery prior to the Control Date on amortization of fair value adjustments to investments, properties, intangible assets, and debt; and
◦a current income tax recovery on transaction costs expected to be incurred by CPKC.

12.    Investment in Kansas City Southern
On April 14, 2023, the Company assumed control of KCS and derecognized its equity method investment in KCS (see Note 11). The carrying amount of the Company's equity investment in KCS reported in the Company's Consolidated Balance Sheets prior to derecognition reflected the total of the consideration paid to acquire KCS (see Note 11), the offsetting asset recorded on recognition of a deferred tax liability computed on an outside basis (see Note 7), the subsequent recognition of equity income recognized in "Equity earnings of Kansas City Southern" and "Other comprehensive income (loss) from equity investees", the receipt of dividends from KCS, and foreign currency translation based on the period-end exchange rate.

The Company estimated approximately $30 billion of basis differences between the consideration paid to acquire KCS and the underlying carrying value of the net assets of KCS as at December 14, 2021. While the Company accounted for its investment in KCS using the equity method of accounting from December 14, 2021 until April 13, 2023, the basis difference was amortized and recorded as a reduction of the Company's equity earnings of KCS. The basis differences that related to depreciable property, plant and equipment, intangible assets with definite lives, and long-term debt were amortized over the related assets' remaining useful lives, and the remaining terms to maturity of the debt instruments. The remainder of the basis differences, related to non-depreciable property, plant and equipment, intangible assets with indefinite lives, and equity method goodwill, were not amortized and were carried at cost subject to an assessment for impairment.

For the period January 1 to April 13, 2023, the Company recognized $230 million of equity earnings of KCS, and received dividends from KCS of $300 million. The foreign currency translation of the investment in KCS resulted in a FX loss of $578 million. Included within the equity earnings of KCS recognized for the period from January 1 to April 13, 2023 was amortization (net of tax) of basis differences of $48 million.

The following table presents summarized financial information for KCS, on its historical cost basis:

(in millions of Canadian dollars)(1)	For the period January 1 to April 13, 2023
Total revenues	$1,351
Total operating expenses	888
Operating income	463
Other(2)	83
Income before income taxes	380
Net income attributable to controlling shareholders	$280
(1)    KCS's historical amounts in U.S. dollars were translated into Canadian dollars at the Bank of Canada average exchange rate for the period from January 1 to April 13, 2023 with an effective exchange rate of $1.35.
(2)    Includes Equity in net earnings of KCS's affiliates, Interest expense, FX loss, and Other income, net.

84 / CPKC 2025 ANNUAL REPORT
13. Properties

	2025	2025			2024
As at December 31 (in millions of Canadian dollars except percentages)	Weighted-average annual depreciation rate	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway	2.7%	$46,283	$8,306	$37,977	$46,646	$7,741	$38,905
Rolling stock	3.9%	9,196	1,974	7,222	8,723	1,880	6,843
Land	N/A	3,663	—	3,663	3,765	—	3,765
Concession land rights	1.4%	1,843	67	1,776	1,935	45	1,890
Buildings	2.8%	1,990	322	1,668	1,927	319	1,608
Other	6.1%	4,673	1,656	3,017	4,493	1,480	3,013
Total		$67,648	$12,325	$55,323	$67,489	$11,465	$56,024

Concession assets included within each asset group of Properties shown above are as follows:

	2025			2024
As at December 31 (in millions of Canadian dollars)	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Track and roadway	$7,591	$451	$7,140	$7,871	$302	$7,569
Concession land rights	1,843	67	1,776	1,935	45	1,890
Buildings	245	28	217	249	20	229
Other	120	14	106	157	9	148
Total	$9,799	$560	$9,239	$10,212	$376	$9,836

Finance lease ROU assets

	2025			2024
As at December 31 (in millions of Canadian dollars)	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Rolling stock	$188	$102	$86	$186	$90	$96
Other	18	4	14	8	2	6
Total ROU assets held under finance lease	$206	$106	$100	$194	$92	$102

Government assistance
During the year ended December 31, 2025, the Company received $5 million (2024 - $26 million) of government assistance towards the purchase and construction of properties.

As at December 31, 2025, the total Properties balance of $55,323 million is net of $263 million (2024 - $272 million) of unamortized government assistance, primarily related to the enhancement of the Company's track and roadway infrastructure. Amortization related to government assistance for the year ended December 31, 2025, was $11 million (2024 - $10 million).

CPKC 2025 ANNUAL REPORT / 85
14.    Goodwill

(in millions of Canadian dollars)
Balance as at December 31, 2023	$17,729
Addition (Note 11)	67
FX impact	1,554
Balance as at December 31, 2024	19,350
FX impact	(914)
Balance as at December 31, 2025	$18,436

15.    Intangible assets

(in millions of Canadian dollars)	Cost(1)	Accumulated amortization	Net carrying amount
Balance as at December 31, 2023	$3,061	$(87)	$2,974
Amortization	—	(85)	(85)
FX impact	254	3	257
Balance as at December 31, 2024	3,315	(169)	3,146
Amortization	—	(87)	(87)
FX impact	(158)	10	(148)
Balance as at December 31, 2025	$3,157	$(246)	$2,911
(1)    As at December 31, 2025, the Company held $1,863 million (2024 - $1,956 million) of Intangible assets not subject to amortization.

Provided below is the estimated aggregate amortization expense for each of the five succeeding fiscal years, and thereafter:

(in millions of Canadian dollars)
2026	$85
2027	85
2028	85
2029	85
2030	85
2031 and thereafter	623
Total	$1,048

86 / CPKC 2025 ANNUAL REPORT
16.    Accounts payable and accrued liabilities

As at December 31 (in millions of Canadian dollars)	2025	2024
Trade payables	$682	$768
Accrued charges	597	732
Income and other taxes payable	459	379
Dividends payable	204	177
Accrued interest	195	167
Payroll-related accruals	122	151
Accrued vacation	116	99
Operating lease liabilities (Note 20)	111	112
Personal injury and other claims provision	78	78
Stock-based compensation liabilities	73	58
Other	114	121
Total accounts payable and accrued liabilities	$2,751	$2,842

17.    Debt
The following table outlines the Company's outstanding long-term debt as at December 31, 2025:

(in millions of Canadian dollars except percentages)			Maturity	Currency in which payable	2025	2024
2.90%	10-year Notes	(A)	Feb 2025	U.S.$	$—	$924
3.70%	10.5-year Notes	(A)	Feb 2026	U.S.$	343	360
3.125%	10-year Notes	(A)	Jun 2026	U.S.$	309	320
1.75%	5-year Notes	(A)	Dec 2026	U.S.$	1,370	1,438
2.54%	6.3-year Notes	(A)	Feb 2028	CDN$	1,200	1,200
4.00%	10-year Notes	(A)	Jun 2028	U.S.$	685	719
3.15%	10-year Notes	(A)	Mar 2029	CDN$	400	400
2.875%	10-year Notes	(A)	Nov 2029	U.S.$	533	551
2.05%	10-year Notes	(A)	Mar 2030	U.S.$	685	719
4.80%	5-year Notes	(A)	Mar 2030	U.S.$	821	—
7.125%	30-year Debentures	(A)	Oct 2031	U.S.$	480	503
2.45%	10-year Notes	(A)	Dec 2031	U.S.$	1,918	2,014
4.00%	7-year Notes	(A)	Jun 2032	CDN$	500	—
5.75%	30-year Debentures	(A)	Mar 2033	U.S.$	339	355
5.20%	10-year Notes	(A)	Mar 2035	U.S.$	818	—
4.80%	20-year Notes	(A)	Sep 2035	U.S.$	410	431
4.40%	10.5-year Notes	(A)	Jan 2036	CDN$	600	—
5.95%	30-year Notes	(A)	May 2037	U.S.$	612	642
6.45%	30-year Notes	(A)	Nov 2039	CDN$	400	400
3.00%	20-year Notes	(A)	Dec 2041	U.S.$	1,365	1,433
5.75%	30-year Notes	(A)	Jan 2042	U.S.$	338	355
4.30%	30-year Notes	(A)	May 2043	U.S.$	539	563
4.80%	30-year Notes	(A)	Aug 2045	U.S.$	752	790

CPKC 2025 ANNUAL REPORT / 87

4.95%	30-year Notes	(A)	Aug 2045	U.S.$	597	626
4.70%	30-year Notes	(A)	May 2048	U.S.$	623	653
3.05%	30-year Notes	(A)	Mar 2050	CDN$	298	298
3.50%	30-year Notes	(A)	May 2050	U.S.$	566	591
3.10%	30-year Notes	(A)	Dec 2051	U.S.$	2,388	2,507
4.80%	30-year Notes	(A)	Jun 2055	CDN$	298	—
4.20%	50-year Notes	(A)	Nov 2069	U.S.$	461	484
6.125%	100-year Notes	(A)	Sep 2115	U.S.$	1,234	1,295
2.875% - 4.95%	Other Senior Notes	(A)	up to Nov 2069	U.S.$	110	114
2.96% - 4.29%	RRIF Loans	(B)	up to Feb 2037	U.S.$	60	69
Obligations under finance leases:
Various		(C)	Various	CDN$/U.S.$	7	6
2.32%		(C)	Sep 2026	U.S.$	2	6
6.57%		(C)	Dec 2026	U.S.$	8	16
2.91%		(C)	Mar 2027	CDN$	3	—
12.77%		(C)	Jan 2031	CDN$	3	3
1.93%		(C)	Feb 2041	U.S.$	4	4
Commercial Paper				U.S.$	1,165	1,586
Short-term Borrowing				U.S.$	—	288
					23,244	22,663
Perpetual 4% Consolidated Debenture Stock		(D)		U.S.$	41	44
Perpetual 4% Consolidated Debenture Stock		(D)			£6	6
					23,291	22,713
Unamortized fees on long-term debt					(103)	(90)
					23,188	22,623
Less: Long-term debt maturing within one year					3,240	2,819
Total long-term debt					$19,948	$19,804

As at December 31, 2025, the gross amount of U.S. dollar-denominated debt was U.S. $14,691 million (December 31, 2024 - U.S. $14,598 million).

Annual maturities and principal repayment requirements, excluding those pertaining to finance leases, for each of the five years following 2025 are (in millions): 2026 - $3,228; 2027 - $7; 2028 - $1,893; 2029 - $990; 2030 - $1,514; thereafter - $16,189.

Fees on long-term debt are amortized to income over the term of the related debt.

A. These debentures and notes are presented net of unamortized discounts, require interest payments semi-annually, and are unsecured but carry a negative pledge.

In 2025, the Company issued U.S. $600 million 4.80% 5-year unsecured Notes due March 30, 2030 for net proceeds of U.S. $596 million ($857 million), $500 million 4.00% 7-year unsecured Notes due June 13, 2032 for net proceeds of $498 million, U.S. $600 million 5.20% 10-year unsecured Notes due March 30, 2035 for net proceeds of U.S. $593 million ($853 million), $600 million 4.40% 10.5-year unsecured Notes due January 13, 2036 for net proceeds of $598 million, and $300 million 4.80% 30-year unsecured Notes due June 13, 2055 for net proceeds of $296 million.

In 2025, the Company repaid, at maturity, the remaining balance of U.S. $642 million ($930 million) on its 2.90% 10-year Notes.

88 / CPKC 2025 ANNUAL REPORT
In 2024, the Company repaid, at maturity, the remaining balance of U.S. $1,429 million ($2,002 million) on its 1.35% 3-year Notes. The Company also repurchased, on the open market, certain Senior Notes with principal values of U.S. $176 million ($241 million). These repurchases were accounted for as debt extinguishments, with gains of $22 million recognized in “Other (income) expense” on the Company's Consolidated Statements of Income.

In 2024, the Company repaid, at maturity, U.S. $48 million ($66 million) 5.41% Senior Secured Notes collateralized by specific locomotives. The Company also repaid $21 million 6.91% Secured Equipment Notes which were full recourse obligations of the Company collateralized by a first charge on specific locomotives.

B. The following loans were made under the Railroad Rehabilitation and Improvement Financing ("RRIF") Program administered by the Federal Railroad Administration:

The Kansas City Southern Railway Company ("KCSR") RRIF Loan Agreement was entered into on February 21, 2012 to borrow U.S. $55 million to be used to reimburse KCSR for a portion of the purchase price of 30 new locomotives (the "Locomotives") in the fourth quarter of 2011. The loan bears interest at 2.96% annually and the principal balance amortizes quarterly with a final maturity of February 24, 2037. This loan is secured by a first priority security interest in the Locomotives with a carrying value of $96 million as at December 31, 2025.

The Texas Mexican Railway Company ("Tex-Mex") RRIF Loan Agreement was entered into on June 28, 2005 to borrow U.S. $50 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic. The loan bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan is guaranteed by Mexrail Inc. ("Mexrail"), which has issued a pledge agreement in favour of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the Texas Mexican Railway International Bridge in Laredo, Texas. The Company wholly owns Mexrail which, in turn, wholly owns Tex-Mex.

C. The carrying value of the assets collateralizing the Company's finance lease obligations was $100 million at December 31, 2025.

D. The Consolidated Debenture Stock, authorized by an Act of Parliament of 1889, constitutes a first charge upon and over the whole of the undertaking, railways, works, rolling stock, plant, property and effects of the Company, with certain exceptions.

Credit facilities
The Company has a revolving credit facility (the "facility") agreement with 15 highly rated financial institutions for a commitment amount of U.S. $2.2 billion. The facility can accommodate draws of cash and/or letters of credit at market competitive pricing. Effective August 20, 2025, the Company entered into a facility agreement to extend the maturity dates of its five-year U.S. $1.1 billion facility and two-year U.S. $1.1 billion facility to June 25, 2030 and June 25, 2027, respectively. As at December 31, 2025 the five-year U.S. $1.1 billion facility was undrawn (December 31, 2024 - undrawn) and the two-year U.S. $1.1 billion facility was undrawn (December 31, 2024 - U.S. $200 million ($288 million)). The interest rate on borrowings outstanding as at December 31, 2024 was 5.57%. These borrowings were included in "Long-term debt maturing within one year" on the Company's Consolidated Balance Sheets. As at December 31, 2025 and 2024, the Company was in compliance with all terms and conditions of the credit facility arrangements and satisfied the financial covenant.

In 2025, the Company entered into, and fully repaid, a U.S. $500 million unsecured non-revolving term credit facility (the "term facility"). The Company presents draws and repayments on its term facility in the Company's Consolidated Statements of Cash Flows on a net basis.

The Company also has a commercial paper program, under which it may issue up to a maximum aggregate principal amount of U.S. $1.5 billion in the form of unsecured promissory notes. This commercial paper program is backed by the U.S. $2.2 billion revolving credit facility. As at December 31, 2025, the Company had total commercial paper borrowings outstanding of U.S. $850 million ($1,165 million), recognized in "Long-term debt maturing within one year" on the Company's Consolidated Balance Sheets (December 31, 2024 - U.S. $1,102 million ($1,586 million)). The weighted-average interest rate on these borrowings as at December 31, 2025 was 4.02% (December 31, 2024 - 4.75%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Company's Consolidated Statements of Cash Flows, on a net basis.

The Company has bilateral letter of credit facilities with six highly rated financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as "Cash and cash equivalents" on the Company’s Consolidated Balance Sheets. As at December 31, 2025 and 2024, the Company did not have any collateral posted on its bilateral letter of credit facilities but had letters of credit drawn of $79 million (December 31, 2024 - $95 million) from a total available amount of $300 million.

CPKC 2025 ANNUAL REPORT / 89
Satisfaction and discharge of KCS 2023 Notes
On April 24, 2023, the Company irrevocably deposited U.S. $647 million of non-callable government securities with the trustee of two series of notes that matured in 2023 (the "KCS 2023 Notes"), to satisfy and discharge KCS's obligations under the KCS 2023 Notes. On May 15, 2023 and November 15, 2023, the U.S. $439 million 3.00% senior notes and U.S. $199 million 3.85% senior notes, respectively, that comprise the KCS 2023 Notes were repaid by release of funds from the trustee. The purchase of government securities of U.S. $198 million ($267 million) associated with the November maturity, along with the settlement of these government securities for U.S. $200 million ($274 million) are presented within investing activities in the Company's Consolidated Statements of Cash Flows.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at period end. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $22,023 million as at December 31, 2025 (December 31, 2024 - $20,749 million), had a fair value of $20,740 million (December 31, 2024 - $18,911 million).

B.  Financial risk management
Derivative financial instruments
Derivative financial instruments may be used to selectively reduce volatility associated with fluctuations in interest rates, FX rates, the price of fuel, and stock-based compensation expense. Where derivatives are designated as hedging instruments, the relationship between the hedging instruments and their associated hedged items is documented, as well as the risk management objective and strategy for the use of the hedging instruments. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets, liabilities, commitments, or forecasted transactions. At the time a derivative contract is entered into and at each balance sheet date thereafter, an assessment is made as to whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged items. The derivative qualifies for hedge accounting treatment if it is effective in substantially mitigating the risk it was designed to address.

The Company does not use financial derivatives or commodity instruments for trading or speculative purposes.

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

90 / CPKC 2025 ANNUAL REPORT
FX management
The Company conducts business transactions and owns assets in Canada, the U.S., and Mexico. As a result, the Company is exposed to fluctuations in the value of financial commitments, assets, liabilities, income, or cash flows due to changes in FX rates. The Company may enter into FX risk management transactions primarily to manage fluctuations in the exchange rate between Canadian and U.S. currencies, and between the Mexican peso and U.S. dollar as discussed below in "Mexican Peso-U.S. dollar FX forward contracts". FX exposure is primarily mitigated through natural offsets created by revenues, expenditures, and balance sheet positions incurred in the same currency. Where appropriate, the Company may negotiate with customers and suppliers to reduce the net exposure.

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, short-term borrowings, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge recognized in "Other comprehensive (loss) income" in 2025 was an FX gain of $293 million (2024 - FX loss of $380 million; 2023 - FX gain of $194 million) (see Note 9).

Mexican Peso-U.S. dollar FX Forward contracts
The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets or liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso ("Ps.") against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexican pesos. The Company also has net monetary assets or liabilities denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations within "Other (income) expense". Until January 2024, the Company hedged its net exposure to fluctuations in the Ps./U.S. dollar exchange rate with foreign currency forward contracts. The foreign currency forward contracts involved the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.

As of January 12, 2024, the Company settled all outstanding foreign currency forward contracts, resulting in a cash outflow of $65 million included in "Operating activities" within the Company's Consolidated Statements of Cash Flows. As at December 31, 2025 and 2024, the Company had no foreign currency forward contracts outstanding.

The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in "Other (income) expense" within the Company's Consolidated Statements of Income. During the year ended December 31, 2025, no amounts were recognized in "Other (income) expense" (2024 - loss of $4 million; 2023 - loss of $39 million).

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

Designated hedges that were previously settled were amortized from AOCI to "Net interest expense" for a total net gain of $1 million in the year ended December 31, 2025 (2024 - net loss $6 million; 2023 - net loss $7 million).

CPKC 2025 ANNUAL REPORT / 91
19.    Other long-term liabilities

As at December 31 (in millions of Canadian dollars)	2025	2024
Operating lease liabilities, net of current portion (Note 20)	$299	$254
Provision for environmental remediation, net of current portion(1)	218	231
Stock-based compensation liabilities, net of current portion	118	177
Deferred lease and license revenue, net of current portion(2)	50	67
Deferred revenue, net of current portion	22	20
Other, net of current portion	108	118
Total other long-term liabilities	$815	$867
(1)    As at December 31, 2025, the aggregate provision for environmental remediation, including the current portion was $241 million (2024 - $257 million).
(2)    The deferred lease and license revenue is being amortized to income on a straight-line basis over the related lease terms.

Provision for environmental remediation
Environmental remediation accruals cover site-specific remediation programs. The estimate of the probable costs to be incurred in the remediation of properties contaminated by past activities reflects the nature of contamination at individual sites according to typical activities and scale of operations conducted. The Company has developed remediation strategies for each property based on the nature and extent of the contamination, as well as the location of the property and surrounding areas that may be adversely affected by the presence of contaminants, considering available technologies, treatment and disposal facilities and the acceptability of site-specific plans based on the local regulatory environment. Site-specific plans range from containment and risk management of the contaminants through to the removal and treatment of the contaminants and affected soils and groundwater. The details of the estimates reflect the environmental liability at each property. Provisions for environmental remediation costs are recognized in "Other long-term liabilities", except for the current portion which is recognized in "Accounts payable and accrued liabilities". Payments are expected to be made over 10 years to 2035.

The accruals for environmental remediation represent the Company’s best estimate of its probable future obligation and include both asserted and unasserted claims, without reduction for anticipated recoveries from third parties. Although the recorded accruals include the Company’s best estimate of all probable costs, the Company’s total environmental remediation costs cannot be predicted with certainty. Accruals for environmental remediation may change from time to time as new information about previously untested sites becomes known, environmental laws and regulations evolve and advances are made in environmental remediation technology. The accruals may also vary as the courts decide legal proceedings against outside parties responsible for contamination. These potential charges, which cannot be quantified at this time, may materially affect income in the particular period in which a charge is recognized. Costs related to existing, but as yet unknown, or future contamination will be accrued in the period in which they become probable and reasonably estimable. Changes to costs are reflected as changes to "Other long-term liabilities" or "Accounts payable and accrued liabilities" and to "Purchased services and other" within operating expenses on the Company's Consolidated Statements of Income. As a result of the acquisition of KCS and subsequent changes during the measurement period, changes to costs were reflected as changes to "Goodwill" on the Company's Consolidated Balance Sheets (see Note 11). The amount charged to income in 2025 was $9 million (2024 - $8 million; 2023 - $8 million).

92 / CPKC 2025 ANNUAL REPORT
20. Leases
The Company’s leases have remaining terms of less than one year to 15 years. Residual value guarantees are also provided on certain vehicle operating leases. Cumulatively, these guarantees are minimal and are not included in lease liabilities as it is not currently probable that any amounts will be owed.

Components of lease expense recognized in the Company's Consolidated Statements of Income for the years ended December 31 are as follows:

(in millions of Canadian dollars)	2025	2024	2023
Operating lease cost	$115	$111	$94
Short-term lease cost	19	19	29
Variable lease cost	5	16	10
Sublease income	(1)	(2)	(1)

Finance lease cost
Amortization of ROU assets	14	11	10
Interest on lease liabilities	1	2	2
Total lease costs	$153	$157	$144

ROU Assets and Lease Liabilities recognized in the Company's Consolidated Balance Sheets are as follows:

As at December 31 (in millions of Canadian dollars)	Classification	2025	2024
ROU Assets
Operating leases	Other assets (long-term)	$422	$364
Finance leases	Properties	100	102

Lease Liabilities
Current liabilities
Operating leases	Accounts payable and accrued liabilities	111	112
Finance leases	Long-term debt maturing within one year	17	14
Long-term liabilities
Operating leases	Other long-term liabilities	299	254
Finance leases	Long-term debt	10	21

The following table provides the Company's weighted-average remaining lease terms and discount rates:

	2025	2024
Weighted-Average Remaining Lease Term
Operating leases	5 years	4 years
Finance leases	4 years	4 years

Weighted-Average Discount Rate
Operating leases	3.41%	3.61%
Finance leases	5.30%	5.39%

CPKC 2025 ANNUAL REPORT / 93
Cash Flow information related to leases is as follows:

As at December 31 (in millions of Canadian dollars)	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$127	$114	$96
Operating cash outflows from finance leases	1	1	2
Financing cash outflows from finance leases	11	13	13

ROU assets obtained in exchange for lease liabilities
Operating leases	$191	$105	$62

The following table provides the maturities of lease liabilities for the next five years and thereafter as at December 31, 2025:

(in millions of Canadian dollars)	Finance leases	Operating leases
2026	$18	$143
2027	2	111
2028	1	83
2029	1	54
2030	1	39
Thereafter	7	58
Total lease future payments	30	488
Imputed interest	(3)	(78)
Present value of future lease payments	$27	$410

21.    Shareholders’ equity
Authorized and issued share capital
The Company is authorized to issue an unlimited number of Common Shares, an unlimited number of First Preferred Shares, and an unlimited number of Second Preferred Shares. As at December 31, 2025, no First or Second Preferred Shares had been issued.

The following table summarizes information related to Common Share balances:

(number of Shares in millions)	2025	2024	2023
Share capital, January 1	933.5	932.1	930.5
Common Shares repurchased	(37.3)	—	—
Common Shares issued under stock option plans	1.4	1.4	1.6
Share capital, December 31	897.6	933.5	932.1

The change in the "Share capital" balance includes $17 million of stock-based compensation transferred from "Additional paid-in capital" (2024 - $18 million; 2023 - $17 million).

Share repurchases
On February 27, 2025, the Company announced a normal course issuer bid ("NCIB"), commencing March 3, 2025, to purchase up to 37.3 million Common Shares in the open market for cancellation on or before March 2, 2026. By October 29, 2025, the Company had purchased and cancelled all 37.3 million Common Shares authorized to be purchased under the NCIB. All purchases were made in accordance with the respective NCIB at prevailing market prices plus brokerage fees, with consideration allocated to "Share capital" up to the average carrying amount of the Shares and any excess allocated to "Retained earnings".

94 / CPKC 2025 ANNUAL REPORT

In accordance with Canadian tax legislation, the Company has accrued for a 2% tax on the fair market value of Shares repurchased (net of qualifying issuances of equity) as a direct cost of Common Share repurchases recognized in Shareholders’ equity. During the twelve months ended December 31, 2025, the Company has accrued a liability of $77 million, for the tax due on the net Share repurchases made, payable within the first quarter of the following year.

The following table provides activities under the share repurchase program:

2025
Number of Common Shares repurchased	37,348,539
Weighted-average price per share(1)	$107.61
Amount of repurchase (in millions of Canadian dollars)(1)	$4,019
(1)    Includes brokerage fees and applicable tax on share repurchases.

On January 28, 2026, the Company announced that the Toronto Stock Exchange ("TSX") has accepted its notice to implement a new NCIB, commencing February 2, 2026, to purchase up to approximately 44.9 million Common Shares for cancellation on or before February 1, 2027.

22.    Change in non-cash working capital balances related to operations

For the year ended December 31 (in millions of Canadian dollars)	2025	2024	2023
Source (use) of cash:
Accounts receivable, net	$32	$(133)	$(317)
Materials and supplies	(53)	(36)	1
Other current assets	96	(9)	(49)
Accounts payable and accrued liabilities	(271)	202	57
Change in non-cash working capital balances related to operations	$(196)	$24	$(308)

23.    Pensions and other benefits
The Company has both defined benefit ("DB") and defined contribution ("DC") pension plans. As at December 31, 2025, the Canadian pension plans represent nearly all of total combined pension plan assets and nearly all of total combined pension plan obligations.

The DB plans provide for pensions based principally on years of service and compensation rates near retirement. Pensions for Canadian pensioners are partially indexed to inflation. Annual employer contributions to the DB plans, which are actuarially determined, are made on the basis of being not less than the minimum amounts required by federal pension supervisory authorities.

The Company has other benefit plans including post-retirement health benefits and life insurance, post-employment long-term disability and workers’ compensation benefits based on Company-specific claims, and certain other non-pension post-employment benefits. As at December 31, 2025, the Canadian other benefits plans represent nearly all of total combined other plan obligations.

The most recent actuarial valuation for pension funding purposes for the Company’s main Canadian pension plan was performed as at January 1, 2025. During 2026, the Company expects to file with the pension regulator a new valuation performed as at January 1, 2026. In aggregate, the Company estimates that it will make contributions in 2026 of $13 million to the DB pension plans and of $39 million to the other benefit plans.

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

CPKC 2025 ANNUAL REPORT / 95
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

In 2025, the Company amended the Canadian DB pension plans to offer a temporary, voluntary early retirement program. Eligible employees were invited to apply to the program by December 15, 2025, and participants were confirmed by December 31, 2025. The cost of enhanced pension and other benefits resulting from the program is recognized as special termination benefits in 2025.

Net periodic benefit (recovery) cost
The elements of net periodic benefit (recovery) cost for DB pension plans and other benefits recognized in the year include the following components:

	Pensions			Other benefits			Total
For the year ended December 31 (in millions of Canadian dollars)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Current service cost	$85	$84	$71	$13	$13	$10	$98	$97	$81
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	466	468	486	22	23	22	488	491	508
Expected return on plan assets	(926)	(891)	(882)	—	—	—	(926)	(891)	(882)
Recognized net actuarial loss	7	40	32	2	1	13	9	41	45
Amortization of prior service costs	5	7	2	—	—	—	5	7	2
Effects of special termination benefits	9	—	—	—	—	—	9	—	—
Total other components of net periodic benefit (recovery) cost	(439)	(376)	(362)	24	24	35	(415)	(352)	(327)
Net periodic benefit (recovery) cost	$(354)	$(292)	$(291)	$37	$37	$45	$(317)	$(255)	$(246)

96 / CPKC 2025 ANNUAL REPORT
Projected benefit obligation, plan assets, and funded status
Information about the Company’s DB pension plans and other benefits, in aggregate, is as follows:

	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Change in projected benefit obligation:
Projected benefit obligation as at January 1	$10,166	$10,306	$439	$463	$10,605	$10,769
Current service cost	85	84	13	13	98	97
Interest cost	466	468	22	23	488	491
Employee contributions	51	50	—	—	51	50
Benefits paid	(663)	(659)	(36)	(36)	(699)	(695)
Foreign currency changes	(8)	15	1	(1)	(7)	14
Release due to settlement	—	—	(2)	—	(2)	—
Effects of special termination benefits	9	—	—	—	9	—
Plan amendments and other	—	18	—	—	—	18
Net actuarial gain	(286)	(116)	—	(23)	(286)	(139)
Projected benefit obligation as at December 31	$9,820	$10,166	$437	$439	$10,257	$10,605

The net actuarial gains for Pensions and Other benefits in 2025 were primarily due to the increase in the discount rate from 4.68% to 4.94%. The net actuarial gains for Pensions and Other benefits in 2024 were primarily due to demographic experience and the increase in the discount rate from 4.64% to 4.68%.

	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Change in plan assets:
Fair value of plan assets as at January 1	$14,592	$13,472	$6	$6	$14,598	$13,478
Actual return on plan assets	809	1,701	—	1	809	1,702
Employer contributions	13	13	38	35	51	48
Employee contributions	51	50	—	—	51	50
Benefits paid	(663)	(659)	(36)	(36)	(699)	(695)
Foreign currency changes	(8)	15	—	—	(8)	15
Release due to settlement	—	—	(2)	—	(2)	—
Fair value of plan assets as at December 31	$14,794	$14,592	$6	$6	$14,800	$14,598
Funded status - plan surplus (deficit)	$4,974	$4,426	$(431)	$(433)	$4,543	$3,993

CPKC 2025 ANNUAL REPORT / 97
The table below shows the aggregate pension projected benefit obligation and aggregate fair value of plan assets for pension plans with fair value of plan assets in excess of projected benefit obligations (i.e. surplus), and for pension plans with projected benefit obligations in excess of fair value of plan assets (i.e. deficit):

	2025		2024
(in millions of Canadian dollars)	Pension plans in surplus	Pension plans in deficit	Pension plans in surplus	Pension plans in deficit
Projected benefit obligation as at December 31	$(9,549)	$(271)	$(9,725)	$(441)
Fair value of plan assets as at December 31	14,678	116	14,311	281
Funded status	$5,129	$(155)	$4,586	$(160)

The DB pension plans’ accumulated benefit obligation as at December 31, 2025 was $9,679 million (2024 - $10,006 million). The accumulated benefit obligation is calculated on a basis similar to the projected benefit obligation, except no future salary increases are assumed in the projection of future benefits. For pension plans with accumulated benefit obligations in excess of fair value of plan assets (i.e. deficit), the aggregate pension accumulated benefit obligation as at December 31, 2025 was $162 million (2024 - $159 million) and the aggregate fair value of plan assets as at December 31, 2025 was $20 million (2024 - $21 million).

All Other benefits plans were in a deficit position as at December 31, 2025 and 2024.

Pension asset and liabilities in the Company’s Consolidated Balance Sheets
Amounts recognized in the Company’s Consolidated Balance Sheets are as follows:

	Pensions		Other benefits		Total
As at December 31 (in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Pension asset	$5,129	$4,586	$—	$—	$5,129	$4,586
Accounts payable and accrued liabilities	(11)	(10)	(38)	(35)	(49)	(45)
Pension and other benefit liabilities	(144)	(150)	(393)	(398)	(537)	(548)
Total amount recognized	$4,974	$4,426	$(431)	$(433)	$4,543	$3,993

The measurement date used to determine the plan assets and the benefit obligation is December 31.

Accumulated other comprehensive income (loss)
Amounts recognized in AOCI are as follows:

	Pensions		Other benefits		Total
As at December 31 (in millions of Canadian dollars)	2025	2024	2025	2024	2025	2024
Net actuarial (loss) gain:
Other than deferred investment (losses) gains	$(1,383)	$(1,501)	$54	$52	$(1,329)	$(1,449)
Deferred investment gains	464	405	—	—	464	405
Prior service cost	(53)	(58)	—	(1)	(53)	(59)
Deferred income tax expense (recovery)	329	377	(13)	(12)	316	365
Total (Note 9)	$(643)	$(777)	$41	$39	$(602)	$(738)

98 / CPKC 2025 ANNUAL REPORT
Actuarial assumptions
Weighted-average actuarial assumptions used were approximately:

(percentages)	2025	2024	2023
Benefit obligation as at December 31:
Discount rate	4.94	4.68	4.64
Projected future salary increases	2.75	2.75	2.75
Health care cost trend rate	5.00	5.00	5.00
Benefit cost for year ended December 31:
Discount rate	4.68	4.64	5.01
Expected rate of return on plan assets(1)	6.70	6.70	6.90
Projected future salary increases	2.75	2.75	2.75
Health care cost trend rate	5.00	5.00	5.00
(1)    The expected rate of return on plan assets that will be used to compute the 2026 net periodic benefit recovery is 6.70%.

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

The Company’s pension plan asset allocation, the weighted-average asset allocation targets, and the weighted-average policy range for each major asset class at year-end were as follows:

			Percentage of plan assets as at December 31
Asset allocation (percentages)	Asset allocation target	Policy range	2025	2024
Cash and cash equivalents	2.6	0 - 10	2.1	2.2
Fixed income	38.3	26 - 43	36.2	36.0
Public equity	29.6	25 - 40	31.2	30.7
Real estate and infrastructure	14.7	6 - 20	12.1	11.7
Private debt	7.4	3 - 13	7.5	7.9
Absolute return	7.4	3 - 13	10.9	11.5
Total	100.0		100.0	100.0

All asset allocations are within their policy ranges as at December 31, 2025.

CPKC 2025 ANNUAL REPORT / 99
Summary of the assets of the Company’s DB pension plans
The following is a summary of the assets of the Company’s DB pension plans as at December 31, 2025 and 2024. As at December 31, 2025 and 2024, there were no plan assets classified as Level 3 valued investments.

	Assets Measured at Fair Value		Investments measured at NAV(1)	Total Plan Assets
(in millions of Canadian dollars)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2025
Cash and cash equivalents	$316	$—	$—	$316
Fixed income
Government bonds(2)	207	2,445	—	2,652
Corporate bonds(2)	811	1,292	—	2,103
Mortgages(3)	203	—	—	203
Mortgage-backed and asset-backed securities(4)	—	402	—	402
Public equities
Canada	490	—	—	490
U.S. and international	4,127	—	—	4,127
Real estate(5)	—	—	507	507
Infrastructure(6)	—	—	1,276	1,276
Private debt(7)	—	—	1,110	1,110
Derivative instruments(8)	—	(8)	—	(8)
Absolute return(9)
Funds of hedge funds	—	—	1,616	1,616
	$6,154	$4,131	$4,509	$14,794
December 31, 2024
Cash and cash equivalents	$324	$—	$—	$324
Fixed income
Government bonds(2)	192	2,541	—	2,733
Corporate bonds(2)	690	1,291	—	1,981
Mortgages(3)	194	—	—	194
Mortgage-backed and asset-backed securities(4)	—	356	—	356
Public equities
Canada	482	—	—	482
U.S. and international	3,997	—	—	3,997
Real estate(5)	—	—	521	521
Infrastructure(6)	—	—	1,194	1,194
Private debt(7)	—	—	1,146	1,146
Derivative instruments(8)	—	(9)	—	(9)
Absolute return(9)
Funds of hedge funds	—	—	1,673	1,673
	$5,879	$4,179	$4,534	$14,592

100 / CPKC 2025 ANNUAL REPORT
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
(5)    Real estate:
Real estate fund values are based on the NAV of the funds that invest directly in real estate investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $407 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2024 - $435 million). The remaining $100 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying real estate investments (2024 - $86 million). As at December 31, 2025, there are $262 million of unfunded commitments for real estate investments (December 31, 2024 - $309 million).
(6)    Infrastructure:
Infrastructure fund values are based on the NAV of the funds that invest directly in infrastructure investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $644 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2024 - $606 million). The remaining $632 million is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying infrastructure investments (2024 - $588 million). As at December 31, 2025, there are $248 million of unfunded commitments for infrastructure investments (December 31, 2024 - $205 million).
(7)    Private debt:
Private debt fund values are based on the NAV of the funds that invest directly in private debt investments. The values of the investments have been estimated using the capital accounts representing the plans' ownership interest in the funds. Of the total, $61 million is subject to redemption frequencies ranging from monthly to annually and a redemption notice period of 90 days (2024 - $115 million). The remaining $1,049 million is not subject to redemption and is normally returned through distributions as a result of the repayment of the underlying loans (2024 - $1,031 million). As at December 31, 2025, there are $598 million of unfunded commitments for private debt investments (December 31, 2024 - $764 million).
(8)    Derivative Instruments:
The investment managers may utilize the following derivative instruments: equity futures to replicate equity index returns (Level 2); currency forwards to partially hedge foreign currency exposures (Level 2); bond futures and forwards to manage duration and interest rate risk (Level 2); interest rate swaps to manage duration and interest rate risk (Level 2); credit default swaps to manage credit risk (Level 2); and options to manage interest rate risk and volatility (Level 2). The Company may utilize derivatives directly, but only for the purpose of hedging foreign currency exposures. One of the fixed income investment managers utilizes a portfolio of bond forwards for the purpose of reducing asset/liability interest rate exposure. As at December 31, 2025, there are bond forwards with a notional value of $420 million (December 31, 2024 - $555 million) and a fair value of $(14) million (December 31, 2024 - $2 million).
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

The funded status of the plans is exposed to fluctuations in interest rates, which affects the relative values of the plans' liabilities and assets. In order to mitigate interest rate risk, the Company's main Canadian DB pension plan utilizes a liability driven investment strategy in its fixed income portfolio, which uses a combination of long duration bonds and derivatives to hedge interest rate risk, managed by the investment manager. As at December 31, 2025, the plan's solvency funded position was 53% hedged against interest rate risk (2024 - 51%).

When investing in foreign securities, the plans are exposed to foreign currency risk; the effect of which is included in the valuation of the foreign securities. As at December 31, 2025 and 2024, the plans were 39% exposed to the U.S. dollar, 7% exposed to the Euro, and 5% exposed to various other currencies.

CPKC 2025 ANNUAL REPORT / 101
As at December 31, 2025, plan assets included 440,925 of the Common Shares of the Company (2024 - 322,733) at a market value of $45 million (2024 - $34 million) and Fixed income securities of the Company at a market value of $5 million (2024 - $2 million).

Estimated future benefit payments
The estimated future DB pension and other benefit payments to be paid by the plans for each of the next five years and the subsequent five-year period are as follows:

(in millions of Canadian dollars)	Pensions	Other benefits
2026	$679	$39
2027	672	33
2028	676	33
2029	666	32
2030	663	32
2031-2035	3,279	159

The benefit payments from the Canadian registered and U.S. qualified DB pension plans are payable from their respective pension funds. Benefit payments from the supplemental pension plans and from the other benefits plans are payable directly by the Company.

Defined contribution plan
The Canadian DC plan provides a pension benefit based on total employee and Company contributions plus investment income earned on those contributions. Canadian non-unionized employees hired after July 1, 2010 are generally required to participate. Employee and Company contributions are based on a percentage of earnings.

In 2025, the net cost of the Canadian DC plan, which generally equals the Company’s required contribution, was $12 million (2024 - $13 million; 2023 - $12 million). In 2026, the Company estimates that it will make contributions of $12 million to the Canadian DC plan.

Effective December 31, 2024, the U.S. DC plan was amalgamated into a Company-sponsored savings plan. The net cost of the U.S. DC plan, generally equal to the Company's required contribution, was $3 million in 2024 and $2 million in 2023.

Contributions to multi-employer plans
Some of the Company’s unionized employees in the U.S. are members of a U.S. national multi-employer benefit plan. Contributions made by the Company to this plan in 2025 in respect of post-retirement medical benefits were $2 million (2024 - $3 million; 2023 - $4 million).

102 / CPKC 2025 ANNUAL REPORT
24.    Stock-based compensation
At December 31, 2025, the Company had several stock-based compensation plans including a stock options plan, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense of $59 million in 2025 (2024 - $108 million; 2023 - $122 million) and the total tax benefit related to these plans was $14 million in 2025 (2024 - $26 million; 2023 - $27 million).

A. Stock options plan
The following table summarizes the activity related to the stock options during 2025:

	Options outstanding		Non-vested options
	Number of stock options	Weighted-average exercise price	Number of stock options	Weighted-average grant date fair value
Outstanding, January 1, 2025	5,734,600	$86.59	2,043,630	$27.68
Granted	967,335	$107.65	967,335	$28.81
Exercised	(1,395,289)	$52.19	N/A	N/A
Vested	N/A	N/A	(879,620)	$25.25
Forfeited	(33,387)	$89.76	(33,387)	$23.86
Outstanding, December 31, 2025	5,273,259	$96.68	2,097,958	$29.32
Vested or expected to vest at December 31, 2025(1)	5,228,360	$96.59	N/A	N/A
Exercisable, December 31, 2025	3,175,301	$89.02	N/A	N/A
(1)    As at December 31, 2025, the weighted-average remaining term of vested or expected to vest options was 3.5 years with an aggregate intrinsic value of $44 million.

The following table provides the number of stock options outstanding and exercisable as at December 31, 2025 by range of exercise price and their related intrinsic aggregate value, and for stock options outstanding, the weighted-average years to expiration. The table also provides the aggregate intrinsic value for in-the-money stock options, which represents the amount that would have been received by option holders had they exercised their options on December 31, 2025 at the Company’s closing stock price of $101.05.

	Options outstanding				Options exercisable
Range of exercise prices	Number of stock options	Weighted-average years to expiration	Weighted-average exercise price	Aggregate intrinsic value (millions)	Number of stock options	Weighted-average exercise price	Aggregate intrinsic value (millions)
$32.00 - $91.53	1,458,911	1.5	$75.07	$38	1,371,745	$74.07	$37
$91.54 - $99.01	1,336,707	2.5	$96.20	$6	1,231,257	$96.07	$6
$99.02 - $109.46	1,306,376	4.9	$106.55	$—	379,836	$107.17	$—
$109.47 - $115.47	1,171,265	5.4	$113.14	$—	192,463	$114.67	$—
Total(1)	5,273,259	3.5	$96.68	$44	3,175,301	$89.02	$43
(1)    As at December 31, 2025, the total number of in-the-money stock options outstanding was 2,800,002 with a weighted-average exercise price of $85.20. The weighted-average years to expiration of exercisable stock options is 2.0 years.

CPKC 2025 ANNUAL REPORT / 103
Pursuant to the plan, stock options may be exercised upon vesting, which is between 12 and 48 months after the grant date, and expire seven years from the grant date. The grant date fair value of the stock options granted in 2025 was $28 million (2024 - $27 million; 2023 - $26 million). The following table provides assumptions used to determine the fair values of stock option awards, and the weighted-average grant date fair values for units granted in 2025, 2024, and 2023:

	2025	2024	2023
Expected option life (years)(1)	4.75	4.75	4.75
Risk-free interest rate(2)	3.62%	3.88%	3.35%
Expected stock price volatility(3)	25.43%	28.38%	28.44%
Expected annual dividend yield(4)	0.79%	0.67%	0.72%
Expected forfeiture rate(5)	3.08%	3.12%	3.18%
Weighted-average grant date fair value of options granted during the year	$28.81	$33.27	$29.79
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
(4)    Determined by the calculated projected annual dividend yield based on the current annual dividend yield at the time of grant. The Company does not employ different dividend yields throughout the contractual term of the option.
(5)    The Company estimates forfeitures based on past experience. The rate is monitored on a periodic basis.

In 2025, the expense for stock options was $28 million (2024 - $24 million; 2023 - $25 million). At December 31, 2025, there was $9 million of total unrecognized compensation related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

The total fair value of shares vested for the stock option plan during 2025 was $22 million (2024 - $20 million; 2023 - $18 million).

The following table provides information related to all stock options exercised in the plan during the years ended December 31:

(in millions of Canadian dollars)	2025	2024	2023
Total intrinsic value	$78	$92	$101
Cash received by the Company upon exercise of options	73	69	69

B. Share unit plans
Performance share unit plan
During 2025, the Company issued 611,516 PSUs with a grant date fair value of $68 million and 24,149 PDSUs with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company's Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into DSUs pursuant to the DSU plan, are eligible for a 25% Company match if the employee has not exceeded their Common Share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for all PSUs and PDSUs granted in 2025 is January 1, 2025 to December 31, 2027 and the performance factors are Free Cash Flow ("FCF"), and Total Shareholder Return ("TSR") compared to the Standard and Poor's ("S&P")/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways.

The performance period for 568,159 PSUs and 25,589 PDSUs granted in 2024 is January 1, 2024 to December 31, 2026 and the performance factors are FCF, annualized Earnings Before Interest, Taxes, Depreciation, Amortization ("EBITDA"), TSR compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways.

The performance period for all of the 544,175 PSUs and all 26,333 PDSUs granted in 2023 is January 1, 2023 to December 31, 2025, and the performance factors are FCF, EBITDA, TSR compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways. The payout on these awards is 91% on 461,766 PSUs (including dividends reinvested) and 26,555 PDSUs (including dividends reinvested and matching units) outstanding, representing fair values of $43 million and $3 million, respectively, as at December 31, 2025, calculated based on the Company's average Common Share price of the last 30 trading days preceding December 31, 2025.

104 / CPKC 2025 ANNUAL REPORT
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

The following table summarizes the activity related to PSUs and PDSUs for each of the years ended December 31:

	2025	2024
Outstanding, January 1	1,743,733	1,678,553
Granted	635,665	593,748
Issued in lieu of dividends	15,950	12,843
Settled	(384,486)	(401,182)
PDSUs converted into DSUs	(8,426)	(11,461)
Forfeited	(60,702)	(128,768)
Outstanding, December 31	1,941,734	1,743,733

In 2025, the expense for PSUs and PDSUs was $8 million (2024 - $72 million; 2023 - $78 million). At December 31, 2025, there was $16 million of total unrecognized compensation related to these awards, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

The expense for DSUs is recognized over the vesting period for both the initial subscription price and the change in value between reporting periods.

The following table summarizes the activity related to DSUs for each of the years ended December 31:

	2025	2024
Outstanding, January 1	903,054	899,818
Granted	91,071	71,082
PDSUs converted into DSUs	12,572	14,079
Issued in lieu of dividends	7,758	6,253
Settled	(41,005)	(82,624)
Forfeited	(3,095)	(5,554)
Outstanding, December 31	970,355	903,054

During 2025, the Company granted 91,071 DSUs with a grant date fair value of approximately $10 million. In 2025, the expense for DSUs was $7 million (2024 - $1 million of recovery; 2023 - $10 million of expense). At December 31, 2025, there was $1 million of total unrecognized compensation related to DSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

CPKC 2025 ANNUAL REPORT / 105

Summary of share unit liabilities settled
The following table summarizes the total share unit liabilities settled for each of the years ended December 31:

(in millions of Canadian dollars)	2025	2024	2023
Plan
PSUs	$48	$54	$86
DSUs	4	9	2
Other	12	1	1
Total	$64	$64	$89

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

The total number of Common Shares purchased in 2025 on behalf of participants, including the Company's contributions, was 737,804 (2024 - 746,544; 2023 - 600,730). In 2025, the Company’s contributions were $17 million (2024 - $17 million; 2023 - $15 million) and the related compensation and benefits expense was $13 million (2024 - $12 million; 2023 - $11 million).

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

The Company's financial exposure resulting from its involvement with these entities, is limited to its fixed lease payments. In 2025, lease payments related to the VIE were $12 million. Total future minimum lease payments to the end of the lease term in 2030 are $41 million. The fixed price purchase options for all leased assets expire in 2026. Although the leased assets must be returned in good operating condition, subject to normal wear and tear, the Company does not guarantee the residual value of the assets at the end of the lease.

Since the Company has neither the power to direct the activities of the VIE, or the obligation to absorb expected losses or residual returns, it does not consolidate the VIE.

26.    Commitments and contingencies
Commitments
At December 31, 2025, the Company had commitments amounting to $4,397 million, for investments in the Celaya-NBA Line Railway Bypass and the Concession, other capital expenditures, bulk fuel, locomotive maintenance and overhaul, and other goods and services. These commitments are for the years 2026-2033.

Annual maturities and principal repayments of debt for the next five years and thereafter are provided in Note 17. Commitments related to leases, including minimum annual payments for the next five years and thereafter, are included in Note 20.

106 / CPKC 2025 ANNUAL REPORT
Litigation
In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending as at December 31, 2025 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

Legal proceedings related to Lac-Mégantic rail accident
On July 6, 2013, a train carrying petroleum crude oil operated by Montréal Maine and Atlantic Railway ("MMAR") or a subsidiary, Montréal Maine & Atlantic Canada Co. ("MMAC" and collectively the "MMA Group"), derailed in Lac-Mégantic, Québec. The derailment occurred on a section of railway owned and operated by the MMA Group and while the MMA Group exclusively controlled the train.

Following the derailment, MMAC sought court protection in Canada under the Companies’ Creditors Arrangement Act and MMAR filed for bankruptcy in the U.S. Plans of arrangement were approved in both Canada and the U.S. (the "Plans"), providing for the distribution of approximately $440 million amongst those claiming derailment damages.

A number of legal proceedings, set out below, were commenced in Canada and the U.S. against the Company and others:

(1)Québec's Minister of Sustainable Development, Environment, Wildlife and Parks ordered various parties, including the Company, to remediate the derailment site (the "Cleanup Order") and served the Company with a Notice of Claim for $95 million for those costs. The Company appealed the Cleanup Order and contested the Notice of Claim with the Administrative Tribunal of Québec. These proceedings are stayed pending determination of the Attorney General of Québec ("AGQ") action (paragraph 2 below).

(2)The AGQ sued the Company in the Québec Superior Court claiming $409 million in damages, which was further amended and reduced to $231 million (the "AGQ Action"). The AGQ Action alleges that: (i) the Company was responsible for the petroleum crude oil from its point of origin until its delivery to Irving Oil Ltd.; and (ii) the Company is vicariously liable for the acts and omissions of the MMA Group.

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

(4)Eight subrogated insurers sued the Company in the Québec Superior Court claiming approximately $16 million in damages, which was amended and reduced to approximately $14 million (the "Promutuel Action"), and two additional subrogated insurers sued the Company claiming approximately $3 million in damages (the "Royal Action"). Both actions contain similar allegations as the AGQ Action. The actions do not identify the subrogated parties. As such, the extent of any overlap between the damages claimed in these actions and under the Plans is unclear. The Royal Action is stayed pending determination of the consolidated proceedings described below.

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

CPKC 2025 ANNUAL REPORT / 107
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

(7)The class and mass tort action commenced against the Company in June 2015 in Texas (on behalf of Lac-Mégantic residents and wrongful death representatives) and the wrongful death and personal injury actions commenced against the Company in June 2015 in Illinois and Maine, were all transferred and consolidated in Federal District Court in Maine (the "Maine Actions"). The Maine Actions allege that the Company negligently misclassified and improperly packaged the petroleum crude oil. On the Company’s motion, the Maine Actions were dismissed. The plaintiffs appealed the dismissal decision to the U.S. First Circuit Court of Appeals, which dismissed the plaintiffs' appeal on June 2, 2021. The plaintiffs further petitioned the U.S. First Circuit Court of Appeals for a rehearing, which was denied on September 8, 2021. On January 24, 2022, the plaintiffs further appealed to the U.S. Supreme Court on two bankruptcy procedural grounds. On May 31, 2022, the U.S. Supreme Court denied the petition, thereby rejecting the plaintiffs' appeal.

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in parts the parties' summary judgement motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgement and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgement motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgement reduction provisions did not require trial, and were fully briefed in 2024. On January 5, 2024, the Court issued its decision finding that the Company was liable for approximately U.S. $3.9 million plus pre-judgement interest, but declined to determine whether judgement reduction provisions were applicable, referring the parties to a court in Maine on that issue. On January 18, 2024, the Company filed a motion for reconsideration for the Court to apply the judgement reduction provisions. On January 19, 2024, the trustee for the wrongful death trust filed a Notice of Appeal for the January 5, 2024 decision, as well as prior decisions. On February 23, 2024, the Court denied the Company’s motion for reconsideration, again referring the parties to a court in Maine to apply the judgement reduction provision. On March 6, 2024, the Company filed its notice of appeal of this latest ruling, as well as prior decisions. The appeal was heard on March 18, 2025. On July 3, 2025, the U.S. Eighth Circuit Court of Appeals unanimously allowed the Company’s appeal, reversing the district court decision and remanding the matter back to the district court for a complete reduction of the judgement against the Company. On July 17, 2025, the trustee for the wrongful death trust petitioned the U.S. Eighth Circuit Court of Appeals for a rehearing. On August 7, 2025, the U.S. Eighth Circuit Court of Appeals denied the petition for a rehearing. The deadline for any petition to the U.S. Supreme Court for certiorari passed in November 2025 and no petition was filed.

At this stage of the proceedings, any potential responsibility and the quantum of potential losses cannot be determined. Nevertheless, the Company denies liability and is vigorously defending these proceedings.

Court decision related to Remington Development Corporation legal claim
On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation ("Remington") against the Company and the Province of Alberta ("Alberta") with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court had not provided any indication of how the damages, which were estimated to total approximately $232 million as at June 30, 2025, should be apportioned between the Company and Alberta. On November 17, 2022, the Company filed an appeal of the Court’s decision. On April 11, 2024, the Court of Appeal of Alberta ("ABCA") stayed the judgement pending the outcome of the appeal. On September 10, 2024, the ABCA heard the Company's appeal and reserved its decision. On July 2, 2025, the ABCA unanimously allowed the Company’s appeal and set aside the trial judgement and costs order. A majority of the ABCA ordered a new trial in the Court of King’s Bench. On September 26, 2025, Remington sought leave to appeal the ABCA’s decision to the Supreme Court of Canada.

108 / CPKC 2025 ANNUAL REPORT
2014 tax assessment
On April 13, 2022, the SAT delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at December 31, 2025, the 2014 Assessment, including inflation, interest, and penalties was Ps.6,552 million ($499 million).

On July 7, 2022, CPKCM filed an administrative appeal (the "Administrative Appeal") before the SAT, seeking to revoke the 2014 Assessment on the basis that the SAT’s notification of the 2014 Assessment through the tax mailbox was not legal, because it was in violation of a tax mailbox injunction previously granted to CPKCM on March 19, 2015. On September 26, 2022, the SAT dismissed the Administrative Appeal, on the basis that it was not a timely submission (the "Administrative Appeal Resolution").

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

On June 21, 2024, CPKCM challenged the Administrative Court Resolution by submitting an Amparo appeal (Demanda de Amparo) before the Collegiate Circuit Court (Tribunal Colegiado de Circuito). On June 4, 2025, the Twenty Third Collegiate Court of the First Circuit (the "Circuit Court") unanimously granted CPKCM’s Amparo petition, vacating the prior decision and sending the matter back to the Administrative Court with an order to issue a new resolution addressing CPKCM’s arguments that were presented in the Annulment Lawsuit. On June 25, 2025, the Administrative Court resolved the Annulment Lawsuit unfavourably to CPKCM (the "2025 Administrative Court Resolution"). On August 19, 2025, CPKCM submitted a new Amparo appeal challenging the 2025 Administrative Court Resolution. On September 8, 2025, the Circuit Court admitted the Amparo appeal submitted by CPKCM. CPKCM expects to prevail based on the technical merits of its case.

On August 20, 2025, derived from the submission of the Amparo appeal, the Administrative Court issued a resolution granting an injunction against the enforcement and collection of the 2014 Assessment, as long as the 2014 Assessment is duly guaranteed.

2023 business interruption insurance settlement
During the third quarter of 2023, the Company realized gain contingencies of $51 million recognized to "Purchased services and other", as a result of settlements reached with insurers for business interruption losses incurred by the Company related to a wildfire and flooding in British Columbia in 2021.

27.    Guarantees
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

The maximum amount that could be payable under these guarantees, excluding residual value guarantees, cannot be reasonably estimated due to the nature of certain guarantees. All or a portion of amounts paid under guarantees to other parties in the event of the occurrence of specified events could be recoverable from other parties or through insurance. The Company has accrued for all guarantees that it expects to pay. As at December 31, 2025, accruals of $16 million (2024 - $8 million), were recognized in "Accounts payable and accrued liabilities".

Indemnification
Pursuant to a trust and custodial services agreement with the trustee of the Canadian Pacific Railway Company Pension Plan, the Company has undertaken to indemnify and save harmless the trustee, to the extent not paid by the fund, from any and all taxes, claims, liabilities, damages, costs, and expenses arising out of the performance of the trustee’s obligations under the agreement, except as a result of misconduct by the trustee. The indemnity includes liabilities, costs, or expenses relating to any legal reporting or notification obligations of the trustee with respect to the defined benefit and defined contribution options of the pension plans, or otherwise with respect to the assets of the pension plans that are not part of the fund. The indemnity survives the termination or expiry of the agreement with respect to claims and liabilities arising prior to the termination or expiry. As at December 31, 2025, the Company had not recognized a liability associated with this indemnification as it does not expect to make any payments pertaining to it.

CPKC 2025 ANNUAL REPORT / 109
28.    Segmented and geographic information
Operating segment
The Company only has one operating segment: rail transportation.

The Company's chief operating decision-maker ("CODM") is the Company's Chief Executive Officer. The CODM uses "Net income attributable to controlling shareholders" to assess the Company's performance and decide on the allocation of resources. "Net income attributable to controlling shareholders" is used in conjunction with certain Non-GAAP measures, operational performance indicators, and figures prepared on a forecast basis to evaluate the return on the Company's assets and make operational and investment decisions. The Company's significant segment expenses are consistent with the expenses presented on the Company's Consolidated Statements of Income.

For the years ended December 31, 2025, 2024, and 2023, no single customer accounted for more than 10% of "Total revenues".

Geographic information
The Company's "Total revenues" were all earned, and long-lived assets were all held, within Canada, the U.S., and Mexico, as reported in the table below:

For the years ended and as at December 31 (in millions of Canadian dollars)	Canada	U.S.	Mexico	Total
2025
Revenues	$7,243	$5,124	$2,711	$15,078
Long-lived assets: Properties and Operating lease ROU assets	17,559	26,860	11,326	55,745
2024
Revenues	6,936	4,988	2,622	14,546
Long-lived assets: Properties and Operating lease ROU assets	16,536	27,897	11,955	56,388
2023
Revenues	6,651	4,257	1,647	12,555

29. Subsequent events
In February 2026, the Company repaid, at maturity, U.S. $250 million ($339 million) 3.70% 10.5-year Notes.

110 / CPKC 2025 ANNUAL REPORT
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As at December 31, 2025, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at December 31, 2025, to ensure that information required to be disclosed by the Company in reports that they file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this Form 10-K, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2025, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPKC 2025 ANNUAL REPORT / 111
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Canadian Pacific Kansas City Limited
Opinion on Internal Control Over Financial Reporting
We have audited Canadian Pacific Kansas City Limited and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, Canadian Pacific Kansas City Limited and subsidiaries ("the Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026, expressed an unqualified opinion thereon.

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
February 26, 2026

112 / CPKC 2025 ANNUAL REPORT
ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

CPKC 2025 ANNUAL REPORT / 113
PART III

114 / CPKC 2025 ANNUAL REPORT
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of Registrant
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.
Executive Officers of Registrant
The information regarding executive officers is included in Part I of this Annual Report on Form 10-K under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.
Audit and Finance Committee Financial Experts
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.
Code of Ethics for Chief Executive Officer and Senior Financial Officers
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.
Insider Trading Policy
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be contained in the management proxy circular that we prepare in accordance with applicable Canadian corporate and securities law requirements.

CPKC 2025 ANNUAL REPORT / 115
PART IV

116 / CPKC 2025 ANNUAL REPORT
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

The following documents are filed as part of this Annual Report on Form 10-K:

(a)Financial Statements

The financial statements filed as part of this filing are listed on the Index to the Company's Consolidated Financial Statements in Part II Item 8. Financial Statements and Supplementary Data.

(b)Financial Statements Schedule
Schedule II - Valuation and Qualifying Accounts

(in millions of Canadian dollars)	Balance as at January 1	Impact of KCS Acquisition	Additions charged to expenses	Payments and other reductions	Impact of FX	Balance as at December 31
Provisions for contingent liabilities(1)
2023	$130	$215	$191	$(218)	$(4)	$314
2024	$314	$44	$171	$(194)	$25	$360
2025	$360	$—	$136	$(144)	$(16)	$336
(1)    Includes provisions for environmental remediation, personal injury and other claims. Provisions associated with self-insured workers’ compensation benefits administered through the Workers' Compensation Boards of four Canadian provinces are presented in Note 23 Pensions and Other Benefits of the Financial Statements.

(a)Exhibits

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

CPKC 2025 ANNUAL REPORT / 117

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

118 / CPKC 2025 ANNUAL REPORT

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

4.25
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

4.26
Form of 4.800% Note due 2030 (incorporated by reference to Exhibit 4.3 to Canadian Pacific Kansas City Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2025, File No. 001-01342).

4.27
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

CPKC 2025 ANNUAL REPORT / 119

10.7*
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

10.16*
Short Term Incentive Plan for Non-Unionized Employees (Canada) and U.S. Salaried Employees, effective January 1, 2014 (incorporated by reference to Exhibit 10.14 to Canadian Pacific Railway Limited’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, File No. 001-01342).

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

10.20*
Offer of Employment Letter to John Brooks dated March 1, 2019 (incorporated by reference to Exhibit 10.54 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

10.21*
Offer of Employment Letter to Mark Redd dated August 13, 2019 (incorporated by reference to Exhibit 10.55 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, File No. 001-01342).

120 / CPKC 2025 ANNUAL REPORT

10.22*
Stock Option Agreement and Amendment to the Executive Employment Agreement, dated as of March 21, 2021, by and between Canadian Pacific Railway Limited and Keith Creel (incorporated by reference to Exhibit 10.1 to Canadian Pacific Railway Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2021, File No. 001-01342).

10.23*
Short Term Incentive Plan for Non-Unionized Employees (Canada) and U.S. Salaried Employees dated January 1, 2014, as amended July 1, 2021 (incorporated by reference to Exhibit 10.62 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.24*
Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement between Canadian Pacific Railway Limited and Keith Creel dated January 29, 2021 (incorporated by reference to Exhibit 10.63 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.25*
Form of Canadian Pacific Railway Limited Performance Share Units Notice of Grant and Grant Agreement for United States Executive Officers (incorporated by reference to Exhibit 10.64 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, File No. 001-01342).

10.26*
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

10.30* ***
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

10.32*
Form of Regular Stock Option Agreement for United States Executive Officers (2022) (incorporated by reference to Exhibit 10.2 to Canadian Pacific Railway Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission April 28, 2022, File No. 001-01342).

10.33*
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

10.38*
Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

CPKC 2025 ANNUAL REPORT / 121

10.39*
Form of U.S. Performance Share Units Notice of Grant and Grant Agreement (incorporated by reference to Exhibit 10.3 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.40*
Form of Canadian Performance Share Units Notice of Grant and Grant Agreement (incorporated by reference to Exhibit 10.4 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.41*
Form of U.S. Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.42*
Form of Canadian Stock Option Agreement (incorporated by reference to Exhibit 10.6 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.43*
Form of U.S. Performance Share Units Notice of Grant and Grant Agreement (Synergy Award) (incorporated by reference to Exhibit 10.7 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.44*
Form of Canadian Performance Share Units Notice of Grant and Grant Agreement (Synergy Award) (incorporated by reference to Exhibit 10.8 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023, File No. 001-01342).

10.45
Separation Letter, effective as of March 19, 2024, between Canadian Pacific Kansas City Limited and John Orr (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2024, File No. 001-01342).

10.46
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

10.47*
Canadian Pacific Railway Company Pension Plan (Pension Plan Rules) revised and consolidated as at January 1, 2024 ("Pension Plan") (incorporated by reference to Exhibit 10.49 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024, File No. 001-01342).

10.48*
Amendment Number One to the Pension Plan effective January 1, 2025 (incorporated by reference to Exhibit 10.2 to Canadian Pacific Kansas City Limited’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2024, File No. 001-01342).

10.49*
Amendment Number Two to the Pension Plan effective January 1, 2024 (incorporated by reference to Exhibit 10.52 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025, File No. 001-01342).

10.50*
Amendment Number Three to the Pension Plan effective June 1, 2004 (incorporated by reference to Exhibit 10.53 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025, File No. 001-01342).

10.51* **	Amendment Number Four to the Pension Plan, effective January 1, 2026.
10.52* **	Amendment Number Five to the Pension Plan, effective December 31, 2025.
10.53*
Canadian Pacific Railway Company Secondary Pension Plan (Pension Plan Rules) revised and consolidated as at January 1, 2024 ("Secondary Plan") (incorporated by reference to Exhibit 10.50 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024, File No. 001-01342).

10.54*
Amendment Number One to the Secondary Plan effective January 1, 2024 (incorporated by reference to Exhibit 10.54 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025, File No. 001-01342).

10.55* **	Amendment Number Two to the Secondary Plan effective December 31, 2025.
10.56*
Canadian Pacific Railway Company Supplemental Retirement Plan, consolidated to January 1, 2019 ("Supplemental Retirement Plan") (incorporated by reference to Exhibit 10.39 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023, File No. 001-01342).

10.57*
Amendment Number Four to the Supplemental Retirement Plan effective January 1, 2024 (incorporated by reference to Exhibit 10.55 to Canadian Pacific Railway Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025, File No. 001-01342).

10.58* **	Amendment Number Five to the Supplemental Retirement Plan effective December 31, 2025.

122 / CPKC 2025 ANNUAL REPORT

10.59
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

10.60
Restricted Share Unit Plan for Eligible Employees of Canadian Pacific Kansas City Limited, effective August 2, 2011, as amended February 21, 2013 and April 29, 2025 (incorporated by reference to Exhibit 10.1 to Canadian Pacific Limited's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2025, File No. 001-01342).

10.61
First Amending Agreement, dated as of August 20, 2025, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Kansas City Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025, File No. 001-01342).

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
The following financial information from Canadian Pacific Kansas City Limited’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Consolidated Statements of Income for each of the three years ended December 31, 2025, 2024, and 2023; (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2025, 2024, and 2023; (iii) the Consolidated Balance Sheets as at December 31, 2025 and 2024; (iv) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2025, 2024, and 2023; (v) the Consolidated Statements of Changes in Equity for each of the three years ended December 31, 2025, 2024, and 2023; and (vi) the Notes to Consolidated Financial Statements.
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory arrangement
** Filed with this Annual Report on Form 10-K
*** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of this exhibit will be furnished separately to the SEC upon request.

CPKC 2025 ANNUAL REPORT / 123
ITEM 16. FORM 10-K SUMMARY

Not applicable.

124 / CPKC 2025 ANNUAL REPORT
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADIAN PACIFIC KANSAS CITY LIMITED
(Registrant)
By:	/s/ KEITH CREEL
Keith Creel
President, Chief Executive Officer and Director
Dated: February 26, 2026

POWER OF ATTORNEY

Each of the undersigned do hereby appoint each of Nadeem Velani and Cassandra P. Quach, his or her true and lawful attorney-in-fact and agent, to sign on his or her behalf the Company’s Annual Report on Form 10-K, for the year ended December 31, 2025, and any and all amendments thereto, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2026.

Signature	Title
/s/ KEITH CREEL	President, Chief Executive Officer and Director
Keith Creel	(Principal Executive Officer)

/s/ NADEEM VELANI	Executive Vice-President and Chief Financial Officer
Nadeem Velani	(Principal Financial Officer and Principal Accounting Officer)

/s/ ISABELLE COURVILLE	Chair of the Board of Directors
Isabelle Courville

/s/ GORDON T. TRAFTON	Vice-Chair of the Board of Directors
Gordon T. Trafton

/s/ JOHN R. BAIRD	Director
John R. Baird

/s/ ANTONIO GARZA	Director
Antonio Garza

/s/ ARTURO GUTIÉRREZ HERNÁNDEZ	Director
Arturo Gutiérrez Hernández

/s/ EDWARD R. HAMBERGER	Director
Edward R. Hamberger

/s/ JANET H. KENNEDY	Director
Janet H. Kennedy

/s/ HENRY MAIER	Director
Henry Maier

/s/ MARC PARENT	Director
Marc Parent

/s/ MATTHEW H. PAULL	Director
Matthew H. Paull

/s/ JANE L. PEVERETT	Director
Jane L. Peverett

/s/ ANDREA ROBERTSON	Director
Andrea Robertson