Form 10-K/A
period 2025-12-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2026-04-23
CIK 16875

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
Registrant’s Telephone Number, Including Area Code: (
403
)
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
of the Exchange Act). Yes
☐
 No
☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates
of the registrant, in U.S. dollars, was $
72,746,204,564
, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
As of the close of business on February 25, 2026, there were
897,958,953
shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE

Canadian Pacific Kansas City Limited (“CPKC”), a corporation incorporated under the
Canada Business Corporations Act
, qualifies as a foreign private issuer in the U.S. for purposes of the
Securities Exchange Act of 1934
, as amended (the
“Exchange Act
”). Although as a foreign private issuer CPKC is no longer required to do so, CPKC currently continues to file annual reports on Form
10-K,
quarterly reports on Form
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
CPKC filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 (“2025 Form
10-K”)
on February 26, 2026. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
the Company is filing this Amendment No. 1 on Form
10-K/A
(“Amendment No. 1”) in order to include in the 2025 Form
10-K
the Part III information not previously included in the 2025 Form
10-K.
No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the 2025
Form 10-K.
This Amendment No. 1 does not reflect events occurring after the filing of the 2025 Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the 2025 Form
10-K
and the Company’s other filings with the SEC.
In this Amendment No. 1, we also refer to Canadian Pacific Kansas City Limited as “Canadian Pacific Kansas City,” “CPKC,” “we,” “us,” “our,” “company”, “our corporation,” or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States. “CP” means the Company prior to the acquisition of control of KCS, as described in Part II Item 8 Financial Statements and Supplementary Data, Note 11 Business acquisition of the 2025 Form
10-K,
or otherwise excluding KCS.
All references to our websites and to our Canadian management proxy circular filed with the SEC on March 25, 2026 as Exhibit 99.1 to our Current Report on Form
8-K
(the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

CANADIAN PACIFIC KANSAS CITY LIMITED FORM 10-K/A TABLE OF CONTENTS

PART IV

Item 15	Exhibits, Financial Statement Schedule	56

	Signatures	57

PART III – ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Director Nominees

All of the current directors were elected at the last annual meeting of shareholders on April 30, 2025, except for Mr. Marc Parent who was appointed by the Board of Directors effective January 27, 2026. Ms. Katharine Stevenson is a first-time nominee and not a current director. All directors, including Mr. Parent and Ms. Stevenson, will stand for election at the annual meeting of shareholders on April 29, 2026.

Our Board nominees are highly qualified and experienced, each bringing a strong commitment to effective governance and oversight. Collectively, they possess a breadth of skills and backgrounds that enable robust oversight of CPKC’s management, strategy, and long-term value creation. All nominees have agreed to serve on our Board.

Our Board composition reflects strong governance practices, including regular Board refreshment based on our evolving strategic needs and proactive director succession planning. Our nominees bring complementary backgrounds, a diversity of viewpoints, and a broad range of relevant skills and experiences that are critical to the Board’s ability to provide effective oversight of the Company. Their varying tenure on the Board supports a balance of historical insight and new perspectives, strengthening our ability to oversee the Company’s business, strategy, and operations.

Share Ownership

All directors are CPKC shareholders and must meet our share ownership requirements within five years of joining the Board, further aligning their interests with those of our shareholders. Share ownership figures are as of March 9, 2026, and reflect shares beneficially owned or controlled, directly or indirectly, by each director, including holdings under the Directors’ Deferred Share Unit (“DDSU”) Plan. The Corporate Governance and Nominating Committee reviews compliance with these guidelines annually to ensure alignment with best practices.

See page 53 for full details on share ownership by our directors.

Director Nominee Profile Highlights

Director Nominee Expertise

Director Nominee Attributes(1)

Our Director Nominees	Tenure		Age

	Less than 4 years	6	55-64	6

	5 to 10 years	7	65-74	7

	11+ years	1	75+	1

	Independence		Gender
	93%	of our director nominees are independent	36%		of our director nominees are women

	Board Refreshment		Ethnicity
	six	new directors over the past 3 years	21%		of our director nominees are ethnically diverse

(1)	Figures reflect all director nominees standing for election at the Meeting.

Isabelle Courville(1) Chair
Independent Age: 63 Director since: May 1, 2013 Residence: Mont-Tremblant, Québec, Canada 2025 voting results: 97.99% for

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

CURRENT PUBLIC COMPANY DIRECTORSHIPS

Veolia Environnement S.A. (2015 to present)

•	Chair Research, Innovation and Sustainable Development Committee
•	Member of Nominations Committee and Purpose Committee

Emera Inc. (2025 to present)

•	Member of the Audit Committee and Management Resources and Compensation Committee

OVERALL 2025 ATTENDANCE(2)		100%

Meeting Attendance

Board	7 of 7	100%
Audit and Finance	10 of 10	100%
Governance	4 of 4	100%
Compensation	5 of 5	100%
Risk and Sustainability	3 of 3	100%
Integration	4 of 4	100%

BUSINESS EXPERIENCE

•	President of Hydro-Québec Distribution and Hydro-Québec TransÉnergie (2007 to 2013)
•	20 years of experience in the Canadian telecommunications industry, including President of Bell Canada’s Enterprise Group (2003 to 2006) and President and Chief Executive Officer of Bell Nordiq Group (2002 to 2003)

PAST PUBLIC COMPANY DIRECTORSHIPS

•	SNC-Lavalin Group Inc. (2017 to 2023)
•	Laurentian Bank of Canada (2007 to 2019) (Chair of the Board)
•	Gecina S.A. (2016 to April 2017)
•	TVA Group (2013 to 2016)

OTHER EXPERIENCE

Other Boards - Current

•	Institute for Governance of Private and Public Organizations (IGOPP) (2016 to present) (member of Governance and Ethics Committee)

Other Boards - Past

•	Institute of Corporate Directors (ICD) (2013 to 2017)
•	Quebec Institute of Corporate Directors (IAS) (2013-2022)

EDUCATION

•	Bachelor’s degree in Engineering Physics, École Polytechnique de Montréal
•	Bachelor’s degree in Civil Law, McGill University
•	Doctorate Honoris Causa, Université de Montréal
•	Fellow of the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 0

DDSUs: 71,223

Meets share ownership requirements

Gordon Trafton(3) Vice-Chair(4)
Independent Age: 72 Director since: January 1, 2017 Residence: Naperville, Illinois, U.S.A. 2025 voting results: 99.05% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS None

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Compensation	5 of 5	100%
Risk and Sustainability (Chair)	3 of 3	100%

BUSINESS EXPERIENCE

•	Consultant, Brigadier Consulting (2014 to 2015)
•	Consultant, CPKC (f/k/a Canadian Pacific Railway Limited) (2013)
•	Special Advisor to the Canadian National Railway Company (CN) leadership team (2009 to his retirement in 2010)
•	Senior Vice-President Strategic Acquisitions and Integration, CN (2009 to 2010)
•	Senior Vice-President, Southern Region, CN (2003 to 2009)
•	Vice-President, Operations Integration, CN (2001 to 2003)
•	Vice-President, Transportation and IT Services, Illinois Central Railroad (1999 to 2001)
•	Held a number of leadership positions with Illinois Central Railroad and Burlington Northern Railroad

OTHER EXPERIENCE

Other Boards - Current

•	Leeds School of Business Advisory Board, University of Colorado Boulder (2012 to present)
•	Sacred Cow Consulting, Inc., Advisory Board (2020 to present)
•	Pacific National (2023 to present)

EDUCATION

•	Bachelor of Science, Transportation Management from the Leeds School of Business, University of Colorado Boulder

SHARE OWNERSHIP

Shares: 0

DDSUs: 34,613

Meets share ownership requirements

(1) Ms. Courville meets the SEC definition of “Audit Committee Financial Expert”.

(2) Ms. Courville is an ex-officio member of all standing committees and may attend committee meetings at her discretion.

(3) Identifies as a visible minority.

(4) Mr. Trafton was appointed as Vice-Chair of the Board on January 28, 2026.

Hon. John Baird, P.C.
Independent Age: 56 Director since: May 14, 2015 Residence: Toronto, Ontario, Canada 2025 voting results: 97.54% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, transportation industry knowledge, investment management, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

Canfor Corporation/Canfor Pulp Products Inc. (2016 to present)

•	Chair of the Board

FWD Group Holdings Limited (2021 to present)

•	Chair of Compensation Committee, member of Nominating and Corporate Governance Committee and Risk Committee

OVERALL 2025 ATTENDANCE(1)		86%

Meeting Attendance

Board	7 of 7	100%
Governance (Chair)	3 of 4	75%
Risk and Sustainability	2 of 3	67%

BUSINESS EXPERIENCE

•	Senior Advisor at the law firm of Bennett Jones LLP (2015 to present)
•	Senior Advisor at Eurasia Group (a geopolitical risk consultancy) (2015 to present)
•	Member of the International Advisory Board, Barrick Gold Corporation (2015 to present)
•	President at Grantham Finchley Consulting Inc. (2015 to present)

PAST PUBLIC COMPANY DIRECTORSHIPS

•	Osisko Gold Royalties Ltd. (2020 to 2024)

OTHER EXPERIENCE

Other Boards - Current

•	FWD Management Holdings Limited (2021 to present) (Chair of Compensation Committee, member of Nominating and Corporate Governance Committee and Risk Committee)

Other Boards - Past

•	PineBridge Investments (2015-2025)

Other experience

•	Served as Canadian Foreign Minister, Minister of Transport and Infrastructure, Minister of Environment, and President of the Treasury Board during his three terms as a Member of the Canadian Parliament (2006 to 2015)
•	Appointed to the Privy Council in 2006
•	Former Minister of Community and Social Services and Minister of Energy in the Government of Ontario
•	Senior Advisor to Community Living Ontario, an organization that supports individuals with developmental disabilities

EDUCATION

•	Honours Bachelor of Arts (Political Studies), Queen’s University

SHARE OWNERSHIP

Shares: 0

DDSUs: 51,054

Meets share ownership requirements

Keith Creel
Not Independent Age: 57 Director since: May 14, 2015 Residence: Wellington, Florida, U.S.A. 2025 voting results: 99.85% for

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

CURRENT PUBLIC COMPANY DIRECTORSHIPS

None

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%

BUSINESS EXPERIENCE

•	Became the first President and Chief Executive Officer of CPKC on April 14, 2023 with the combination of Canadian Pacific and Kansas City Southern
•	President and Chief Executive Officer of CP (2017 to April 14, 2023)
•	President and Chief Operating Officer of CP (2013 to 2017)
•	Executive Vice-President and Chief Operating Officer of Canadian National Railway Company (CN) (2010 to 2013)
•	Other positions at CN included Executive Vice-President, Operations, Senior Vice-President Eastern Region, Senior Vice-President Western Region, and Vice-President of CN’s Prairie division (2002 to 2010)
•	Superintendent and general manager at Grand Trunk Western Railroad (1999 to 2002)
•	Trainmaster and director of corridor operations at Illinois Central Railway prior to its merger with CN in 1999
•	Began his railroad career in 1992 as an intermodal ramp manager at Burlington Northern Railway in Birmingham, Alabama

INDUSTRY RECOGNITIONS

•	Named “Railroad Innovator” for 2024 & 2014 by Progressive Railroading
•	Named “2021 CEO of the Year” and “2021 Strategist of the Year” by The Globe and Mail’s Report on Business Magazine
•	Named “Railroader of the Year” for 2022 & 2021 by Railway Age magazine

OTHER EXPERIENCE

Other Boards - Current

•	Representative on Association of American Railroads

Other experience

•	Commissioned officer in the United States (“U.S.”) Army and served in the Persian Gulf War in Saudi Arabia

EDUCATION

•	Bachelor of Science in Marketing, Jacksonville State University
•	Advanced Management Program, Harvard Business School

SHARE OWNERSHIP

Shares(2): 99,898

DSUs: 167,445

PSUs: 325,567

Options(3): 2,171,035

Meets executive share ownership requirements (see page 16)

(1)	Mr. Baird was absent from the January committee meetings due to the passing of an immediate family member. His absence was approved by the Board Chair.
(2)	Reflects CPKC shares in Employee Share Purchase Plan, 401(k) and personal accounts.
(3)	Reflects stock options outstanding as of Record Date.

Amb. Antonio Garza (Ret.)(1)
Independent Age: 66 Director since: June 15, 2023 Residence: Mexico City, Mexico (U.S. Citizen) 2025 voting results: 98.99% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

The Greenbriar Companies (2021 to present)

•	Member of the Audit Committee and Chair of the Nominating and Corporate Governance Committee

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Governance	4 of 4	100%
Risk and Sustainability	3 of 3	100%

BUSINESS EXPERIENCE

•	Senior Advisor to the law firm of White & Case LLP, Mexico City (2025 to present); served as Counsel to the firm (2009-2025)
•	Chairman, Vianovo Ventures (2009 to present)

PAST PUBLIC COMPANY DIRECTORSHIPS

•	Kansas City Southern (2010 to April 13, 2023)
•	MoneyGram International (2012 to 2023)
•	Americas Technology Acquisition Corp (2020-2022)
•	Basic Energy Services (2010 to 2016)

OTHER EXPERIENCE

Other Boards - Current

•	Southern Methodist University (Board of Trustees)
•	George W. Bush Foundation (Director)
•	Americas Council/Council of the Americas Society (Director)
•	Texas Tribune (Director)
•	American Chamber de Mexico (Honorary Director)

Other Experience

•	United States Ambassador to Mexico (2002 to 2009)
•	Chairman, Texas Railroad Commission (1998 to 2002)
•	Partner, Bracewell Law Firm (1997)
•	Secretary of State, State of Texas (1995 to 1997)
•	Senior Policy Advisor, Governor of the State of Texas (1994 to 1997)
•	Cameron County Judge (1988 to 1994)

EDUCATION

•	JD (Doctor of Jurisprudence), Southern Methodist University School of Law
•	BBA Finance, University of Texas at Austin

RECOGNITIONS

•	Distinguished Alumni at both the University of Texas at Austin and the Southern Methodist University, Dallas, TX
•	Inducted into the McCombs School of Business Hall of Fame, University of Texas at Austin
•	Recipient of the Orden Mexicana del Aguila Azteca (Mexican Order of the Aztec Eagle), the highest honor awarded by the Mexican Government on a non-citizens

SHARE OWNERSHIP

Shares: 12,828

DDSUs: 10,029

Meets share ownership requirements

Arturo Gutiérrez Hernández(1)
Independent Age: 60 Director since: November 1, 2024 Residence: Monterrey, Mexico 2025 voting results: 97.26% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management, sales & marketing, and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

KKR & Co. Inc. (2021 to present)

•	Member of the Conflicts Committee

OVERALL 2025 ATTENDANCE(2)		100%

Meeting Attendance

Board	7 of 7	100%
Audit and Finance	3 of 3	100%
Integration	2 of 2	100%

BUSINESS EXPERIENCE

•	Arca Continental, S.A.B. de C.V. (2001 - present)
¡	Chief Executive Officer (2019 - present)
¡	Deputy Chief Executive Officer (2017 - 2019)
¡	Chief Operating Officer (2011 - 2017)
¡	Vice President, Mexico Beverages (2008 - 2011)
¡	Vice President, Human Resources (2006 - 2008)
¡	Vice President, Corporate Planning (2003 - 2006)
¡	General Counsel and Secretary of the Board (2001 - 2008)

EDUCATION

•	Bachelor degree in Law, Escuela Libre de Derecho
•	Master’s degree in Law, Harvard University - Fullbright/Garcia Robles Scholar

SHARE OWNERSHIP

Shares: 0

DDSUs: 4,553

Expected to meet share ownership requirements in 2029

(1)	Identifies as a visible minority.
(2)	Mr. Gutierrez was appointed to the Audit and Finance Committee and the Integration Committee on April 30, 2025.

Hon. Edward Hamberger
Independent Age: 75 Director since: July 15, 2019 Residence: Delray Beach, Florida, U.S.A. 2025 voting results: 99.87% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

None

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Risk and Sustainability	3 of 3	100%
Integration (Chair)	4 of 4	100%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer, Association of American Railroads (1998 to 2019)

OTHER EXPERIENCE

Other Boards - Past

•	Transportation Institute, University of Denver (2002 to 2024)
•	Business Advisory Committee, Kellogg School of Management, Northwestern University (2000 to 2019)
•	TTCI (Chair of the Board) (1998 to 2019)
•	Railinc Corporation (1998 to 2019)
•	Mineta Transportation Institute, San Jose State University (2005 to 2019)
•	Baker Donelson, Management Committee (1989 to 1998)
•	Asociación Mexicana de Ferrocarriles (2005 to 2008)

Other Experience

•	Served as Assistant Secretary for governmental affairs at the U.S. Department of Transportation (1987 to 1989)

EDUCATION

•	Juris Doctor, Georgetown University
•	Master of Science, Foreign Service, Georgetown University
•	Bachelor of Science, Foreign Service, Georgetown University

SHARE OWNERSHIP

Shares: 0

DDSUs: 24,955

Meets share ownership requirements

Janet Kennedy(1)
Independent Age: 65 Director since: June 15, 2023 Residence: Naples, Florida, U.S.A. 2025 voting results: 99.87% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, transportation industry knowledge, investment management, governance, risk management, sales & marketing, information technology and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

Duluth Holdings Inc. (2023 to present)

•	Member of the Audit Committee

TriNet Group, Inc. (2025 to present)

•	Member of the Finance and Audit Committee and Compensation and Human Capital Management Committee

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Audit and Finance (Chair)(2)	7 of 7	100%
Integration	4 of 4	100%

BUSINESS EXPERIENCE

•	Vice President, North America Regions of Google Cloud at Google (2019 to April, 2023)
•	Partner/Principal, Americas Advisory Digital Transformation Leader of Ernst & Young (2018 to 2019)
•	Vice President of US Digital Transformation for Microsoft Corp. (2018 to 2019)
•	President of Microsoft Canada (2013 to 2017)
•	Vice President, U.S. Enterprise of Microsoft Corp. (2009 to 2013)
•	Vice President, Central Region EPG for Microsoft Corp. (2002 to 2013)
•	Business Unit Executive for IBM (1990 to 2002)

PAST PUBLIC COMPANY DIRECTORSHIPS

•	Kansas City Southern (2017 to 2018 and from 2019 to April 13, 2023)

OTHER EXPERIENCE

Other Boards - Past

•	Information Technology Association of Canada (2013 to 2017)
•	Business Council of Canada (2014 to 2017)

EDUCATION

•	BSIM, Industrial Mgmt/Industrial Engineering, Purdue University, Daniels School of Business
•	MBA, Queens University of Charlotte
•	Directors Consortium 2018, Stanford Graduate School of Business Executive Education
•	Diligent Board Certification for Cybersecurity & Risk

SHARE OWNERSHIP

Shares: 7,944

DDSUs: 10,914

Expected to meet share ownership requirements in 2028

(1)	Ms. Kennedy meets the SEC definition of “Audit Committee Financial Expert”.
(2)	Ms. Kennedy attended 100% of the Audit and Finance Committee meetings for which she was eligible (7/7), having recused herself from three meetings.

Henry Maier
Independent Age: 72 Director since: June 15, 2023 Residence: Gallatin, Tennessee, U.S.A. 2025 voting results: 99.08% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, executive compensation/human resources, transportation industry knowledge, governance, risk management, sales & marketing and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

None

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Audit and Finance	10 of 10	100%
Compensation	5 of 5	100%
Integration	4 of 4	100%

BUSINESS EXPERIENCE

•	President and Chief Executive Officer of FedEx Ground (2013 to 2021)
•	Executive Vice President, Strategic Planning, Communications, and Contractor Relations for FedEx Corp. (2009 to 2013)

PAST PUBLIC COMPANY DIRECTORSHIPS

•	CH Robinson Worldwide Inc. (2022 to 2025)
•	CarParts.com (2021 to 2025)
•	CalAmp Corp. (2021 to 2024)
•	Kansas City Southern (2017 to April 13, 2023)

OTHER EXPERIENCE

Other Boards - Past

•	United Way of Southwestern Pennsylvania

EDUCATION

•	Bachelor of Arts in Economics, University of Michigan

SHARE OWNERSHIP

Shares: 26,206

DDSUs: 6,329

Meets share ownership requirements

Marc Parent(1)
Independent Age: 65 Director since: January 27, 2026 Residence: Westmount, Québec, Canada 2025 voting results: N/A

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, sales & marketing, information technology and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

Telus Corporation (2017 to present)

•	Member of the Pension Committee and People, Culture and Compensation Committee

OVERALL 2025 ATTENDANCE(1)	N/A

BUSINESS EXPERIENCE

•	President & Chief Executive Officer of CAE Inc. (2009 to 2025)
•	Executive Vice President & Chief Operating Officer of CAE Inc. (2008 to 2009)
•	Group President, Simulation Products & Military Training & Services of CAE Inc. (2006 to 2008)
•	Group President, Civil Simulation Products of CAE Inc. (2005 to 2006)
•	Vice President and General Manager Challenger Programs for Bombardier Aerospace (2004 - 2005)
•	Vice President and General Manager, U.S. Operations for Bombardier Aerospace (2003 - 2004)
•	Vice President and General Manager of Operations of the Toronto facility Bombardier Aerospace (2001 - 2003)
•	Vice President, Operations of the de Havilland site in Toronto Bombardier Aerospace (2000 - 2001)
•	Vice President Program Management for Product Development Bombardier Aerospace (1998 - 2000)

PAST PUBLIC COMPANY DIRECTORSHIPS

•	CAE Inc. (2008 to 2025)

OTHER EXPERIENCE

Other Boards - Current

•	McGill University Health Centre Foundation (2024 to present)

Other Boards - Past

•	Aero Montreal (2008 to 2010)
•	Aerospace Industries Association of Canada (2007 to 2025)

EDUCATION

•	Bachelor of Engineering, École Polytechnique de Montréal
•	Graduate, Harvard Business School of Advanced Management Program
•	Honorary Doctorate, École Polytechnique de Montréal
•	Airline Transport Pilot License, Transport Canada and FAA (current and active)

RECOGNITIONS

•	Member of the Order of Canada and the Order of Québec
•	2022 Inducted into Canada’s Aviation Hall of Fame
•	2022 Industry Leader of the Year, Living Legends of Aviation
•	2022 Aviation Week’s Philip J. Klass Award for Lifetime Achievement
•	2024 Living Legend of Aviation Inductee

SHARE OWNERSHIP

Shares: 13,933

DDSUs: 0

Expected to meet share ownership requirements in 2031

(1)	Mr. Parent joined the board effective January 27, 2026.

Matthew Paull(1)
Independent Age: 74 Director since: January 26, 2016 Residence: Wilmette, Illinois, U.S.A. 2025 voting results: 97.55% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, investment management, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

None

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Compensation (Chair)	5 of 5	100%
Audit and Finance	10 of 10	100%

BUSINESS EXPERIENCE

•	Senior Executive Vice-President and Chief Financial Officer of McDonald’s Corporation (2001 until his retirement in 2008)
•	Before joining McDonald’s in 1993, was a partner at Ernst & Young where he managed a variety of financial practices during his 18-year career and consulted with many leading multinational corporations

PAST PUBLIC COMPANY DIRECTORSHIPS

•	Air Products and Chemicals, Inc. (2013 to 2025) (Chair of Audit and Finance Committee and member of Corporate Governance and Nominating Committee and Executive Committee)
•	Chipotle Mexican Grill Inc. (2016 to 2020) (member of Compensation Committee)
•	Best Buy Co. (2003 to 2013) (Lead independent director and chair of Finance Committee)
•	WMS Industries Inc. (2012 to 2013)
•	KapStone Paper and Packaging Corporation (2010 to 2018)

OTHER EXPERIENCE

Other Boards - Current

•	Rowan, Inc. (2024 to present)

Other Boards - Past

•	Pershing Square Capital Management, L.P. (2008 to 2023) (member of Advisory Board)

EDUCATION

• Master’s degree in Accounting, University of Illinois

• Bachelor’s degree, University of Illinois

SHARE OWNERSHIP

Shares: 18,690

DDSUs: 54,925

Meets share ownership requirements

Jane Peverett(1)
Independent Age: 67 Director since: December 13, 2016 Residence: West Vancouver, British Columbia, Canada 2025 voting results: 98.64% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, environment, health & safety, and climate expertise, executive compensation/human resources, governance, government/regulatory affairs and legal, risk management and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

Northwest Natural Gas Company (2007 to present)

•	Chair of the Audit Committee
•	Member of Governance Committee and the Organization and Executive Compensation Committee

Capital Power Corporation (2019 to present)

•	Member of the Audit Committee and the Health, Safety and Environment Committee

Suncor Energy Inc. (2023 to present)

•	Member of the Audit Committee and Governance Committee

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Audit and Finance	10 of 10	100%
Governance	4 of 4	100%

BUSINESS EXPERIENCE

•	President & Chief Executive Officer of BC Transmission Corporation (electrical transmission) (2005 to 2009)
•	Vice-President, Corporate Services and Chief Financial Officer of BC Transmission Corporation (2003 to 2005)
•	President of Union Gas Limited (a natural gas storage, transmission and distribution company) (2002 to 2003)
•	Other positions at Union Gas Limited: President & Chief Executive Officer (2001 to 2002); Senior Vice-President Sales & Marketing (2000 to 2001) and Chief Financial Officer (1999 to 2000)

PAST PUBLIC COMPANY DIRECTORSHIPS

•	Encana Corp. (2003 to 2017)
•	Postmedia Network Canada Corp. (2013 to 2016)
•	Hydro One Limited (2015 to 2018)
•	CIBC (2009 to April 2023)

OTHER EXPERIENCE

Other Boards - Current

•	CSA Group (2019 to present) (Chair of the Board)
•	British Columbia Institute of Corporate Directors Advisory Board (2014 to present) (Advisory Board Member)

EDUCATION

•	Bachelor of Commerce degree, McMaster University
•	Master of Business Administration degree, Queen’s University
•	Certified Management Accountant
•	A Fellow of the Society of Management Accountants
•	Holds the ICD.D designation from the Institute of Corporate Directors

SHARE OWNERSHIP

Shares: 0

DDSUs: 34,645

Meets share ownership requirements

(1)	Mr. Paull and Ms. Peverett meet the SEC definition of “Audit Committee Financial Expert”.

Andrea Robertson
Independent Age: 62 Director since: July 15, 2019 Residence: Calgary, Alberta, Canada 2025 voting results: 98.52% for

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, environment, health & safety, and climate expertise, executive compensation/human resources, transportation industry knowledge, governance, government/regulatory affairs and legal, risk management, and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

None

OVERALL 2025 ATTENDANCE		100%

Meeting Attendance

Board	7 of 7	100%
Governance	4 of 4	100%
Compensation	5 of 5	100%
Integration	4 of 4	100%

BUSINESS EXPERIENCE

•	Chair of the Board, Calgary Airport Authority (2023 to present)
•	President & Chief Executive Officer, Shock Trauma Air Rescue Service (STARS) (2011 to 2023)
•	President & Chief Operating Officer, STARS (2011 to 2012)
•	Chief Nursing and Health Professions Officer, Alberta Health Services (2009 to 2011)
•	Vice President, Foothills Medical Centre (2008 to 2009)
•	Vice President, Alberta Children’s Hospital (2008 to 2009)
•	Vice President, South Health Campus (2005 to 2007)

OTHER EXPERIENCE

Other Boards - Current

•	Medavie Inc. (2025 to present)
•	The Calgary Airport Authority (2017 to present)

Other Boards - Past

•	Bow Valley College (2015 to 2018)
•	United Way (2007 to 2013)
•	University of Alberta, Faculty of Medicine & Dentistry (2021 to 2023)

EDUCATION

•	Executive Leadership, Harvard University
•	ICD.D Rotman School of Business
•	Masters in Health-Care Administration, Central Michigan University
•	Baccalaureate of Nursing, University of Calgary
•	Executive Fellowship, Wharton University
•	Championing Sustainability from the Boardroom, Stanford Doerr School of Sustainability

SHARE OWNERSHIP

Shares: 0

DDSUs: 21,832

Meets share ownership requirements

Katharine Stevenson
Independent Age: 63 Director since: N/A Residence: Toronto, Ontario, Canada 2025 voting results: N/A

DIRECTOR SKILLS AND QUALIFICATIONS

Brings experience in the following areas: senior executive leadership, accounting & financial literacy, accounting & financial expertise, executive compensation/human resources, information technology, investment management, governance, government/regulatory affairs and legal, risk management, and strategic oversight.

CURRENT PUBLIC COMPANY DIRECTORSHIPS

Canadian Imperial Bank of Commerce (CIBC) (2011 to present)

•	Chair of Board

OVERALL 2025 ATTENDANCE	N/A

BUSINESS EXPERIENCE

Ms. Stevenson has extensive business and corporate governance experience, having served on numerous public company and not-for-profit boards in Canada and the US over the past two decades, where she has consistently assumed leadership roles. For over 20 years she was a financial executive in the telecommunications and financial services industry, including executive roles in treasury, corporate finance and business development. Ms. Stevenson is a director of CIBC Bancorp USA Inc., CIBC Bank USA and Vice Chair of the Board of Directors of Unity Health Toronto.

OTHER EXPERIENCE

Other Boards - Current

•	CIBC Bank USA/CIBC Bancorp USA Inc. (2020 to present)
•	Unity Health Toronto (2021 to present)

PAST PUBLIC COMPANY DIRECTORSHIPS

•	Open Text Corporation (2008 to 2025)
•	Capital Power Corporation (2017 to 2023)
•	CAE Inc. (2007 to 2019)

EDUCATION

•	Bachelor of Arts (Magna Cum Laude), Harvard University
•	Member of the Institute of Corporate Directors (ICD.D)
•	Doctor of Laws, honoris causa, Carleton University

RECOGNITIONS

•	Named Top 100 Most Powerful Women in Canada
•	2025 ICD Fellowship Award

SHARE OWNERSHIP

Shares: 2,000

DDSUs: 0

Expected to meet share ownership requirements in 2031

Additional information on our director nominees

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

Ms. Peverett was a director of Postmedia Network Canada Corp. (“Postmedia”) from April 2013 to January 2016. On October 5, 2016, Postmedia completed a recapitalization transaction under a court-approved plan of arrangement under the CBCA. Approximately US$268.6 million of debt was exchanged for shares that represented approximately 98 percent of the outstanding shares of Postmedia at that time. Postmedia repaid, extended and amended the terms of its outstanding debt obligations.

Mr. Maier served as a director of CalAmp Corp. (“CalAmp”) from 2021 to 2024. CalAmp was a publicly traded company whose common shares were listed on the NASDAQ during this period. CalAmp was incorporated in Delaware. On June 3, 2024, CalAmp entered into a restructuring support agreement with its principal lender, Lynrock Lake Fund LP (“Lynrock”), who became the equity holder of CalAmp following a series of restructuring transactions. With the support of Lynrock, on June 3, 2024, CalAmp and certain of its subsidiaries (collectively, “the Debtors”) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief under Chapter 11 of Title 11 of the United States Code, thereby commencing Chapter 11 cases for the Debtors. On July 11, 2024, the Bankruptcy Court entered an order confirming the Debtors’ Joint Plan of Reorganization (the “Plan”), with an effective date of July 31, 2024. Pursuant to the Plan, Mr. Maier ceased to be a director of CalAmp. After consummating the Plan, CalAmp emerged from Chapter 11 of the Bankruptcy Code on September 23, 2024, with Lynrock as the sole shareholder of CalAmp.

Executive Officers

The information regarding executive officers is included in Part 1 of our 2025 Form 10-K under Information about our Executive Officers, following Item 4. Mine Safety Disclosures.

Code of ethics and business ethics reporting policy

The CPKC Code of Business Ethics (“Code”) sets out our expectations for ethical conduct and applies to all directors, officers, employees (unionized and non-unionized), and contractors in Canada and the U.S. The Code addresses confidentiality, protection of assets, avoidance of conflicts of interest, fair dealing with third parties, compliance with applicable laws, environmental protection, rules and regulations, as well as reporting any illegal or unethical behaviour, among other things. The Code applies to directors, officers, employees (unionized and non-unionized) and contractors who work for us. Directors, officers and non-union employees must annually acknowledge that they have read, understand and agree to comply with the Code. A separate Code of Ethics for CPKC employees in Mexico (“Mexico Code”) covers the same principles, with differences primarily relating to cross-referencing Mexico-specific policies and presentation in Spanish.

We also have a Business Ethics Reporting Policy that outlines the processes established for all personnel and stakeholders to report any concerns regarding conduct within the Company, including questionable management and/or corporate practices, the potential violation of any applicable law, or the Code, and other unethical behaviour. The Policy provides confidential and, where permitted by law, anonymous avenues for reporting through an independently managed hotline. All reports are promptly and thoroughly investigated, and appropriate remedial action is taken as warranted. Retaliation against anyone who, in good faith, reports a concern or participates in an investigation is strictly prohibited.

The Business Ethics Reporting Policy applies to employees in Canada and the U.S. We have a separate but largely identical policy for our Mexico based employees (“Mexico Business Ethics Reporting Policy”), with key differences being reference to Mexico based policies and presentation in Spanish.

We have also adopted a supplemental code of ethics for the Chief Executive Officer and other senior financial officers (including the Executive Vice-President and Chief Financial Officer, the Vice-President Capital Markets, Senior Vice-President of Accounting, Planning and Procurement and the Assistant Vice-President and Controller) which sets out our long-standing principles of conduct for these senior roles.

The most recent versions of the Code and the Business Ethics Reporting Policy are available on our website at https://investor.cpkcr.com/governance. Only the Board or Governance Committee (Audit and Finance Committee in the case of the CEO and senior financial officers) may waive an aspect of the Code, and any such waivers are posted on our website. No waivers were requested or granted in 2025.

Monitoring compliance and updating the Code

The Governance Committee is responsible for monitoring compliance with the Code, reviewing it periodically and recommending changes as appropriate, and promptly disclosing any aspects of the Code that have been waived. The Audit and Finance Committee also ensures compliance with the Code.

Corporate Governance

CPKC’s corporate governance practices are consistent with all applicable Canadian and U.S. regulatory guidelines and standards. As CPKC’s shares are listed for trading on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”), CPKC complies with the requirements of the TSX and NYSE. We are classified as a foreign private issuer pursuant to applicable U.S. securities laws and are therefore exempt from the proxy rules under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are permitted to follow home country practice instead of certain governance requirements set out in the NYSE rules, provided that we disclose any significant differences between our governance practices and those required by NYSE rules, which may be found on our website at https://investor.cpkcr.com/governance.

We regularly review our policies and practices and make changes as appropriate, so we stay at the forefront of good governance as standards and guidelines continue to evolve in Canada and the U.S.

The Board and the Governance Committee are responsible for developing our approach to corporate governance. This includes periodic reviews of the corporate governance principles and guidelines which were established by the Board, as well as the terms of reference for the Board and each of the Board’s standing committees.

Our corporate governance principles and guidelines are available on our website at investor.cpkcr.com/governance

Audit and Finance Committee

CPKC’s Audit and Finance Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, NYSE standards and Canadian Securities Administrators (“CSA”) National Instrument 52-110-Audit Committees. The current members of the Audit and Finance Committee are Janet Kennedy (Chair), Isabelle Courville, Arturo Gutiérrez, Henry Maier, Matthew Paull and Jane Peverett, all of whom are independent. All members of the Audit and Finance Committee are “financially literate” as required by the NYSE and applicable Canadian securities laws. Ms. Peverett serves on a total of four public company audit committees, including CPKC’s Audit and Finance Committee. The Board has determined her simultaneous service on those committees does not impair her ability to effectively serve on CPKC’s Audit and Finance Committee. Of the current Audit and Finance Committee members, Ms. Kennedy, Ms. Courville, Mr. Paull and Ms. Peverett have been determined to be “audit committee financial experts” as defined by the SEC.

If significant corporate governance differences between CPKC’s corporate governance practices and Item 303A of the NYSE arise, they will be disclosed on our website at https://investor.cpkcr.com/governance.

Insider Trading Policy

CPKC maintains an insider trading policy to promote compliance with applicable securities laws and regulations, including those that prohibit insider trading. This policy applies to all directors, officers, employees and consultants of CPKC and its affiliates and subsidiaries, as well as CPKC itself, and extends to all activities within and outside an individual’s duties at CPKC. A copy of our policy is posted on our website at https://investor.cpkcr.com/governance.

PART III – ITEM 11. EXECUTIVE COMPENSATION

As a foreign private issuer in the U.S., we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in this Amendment No. 1. As a foreign private issuer in the U.S., we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are otherwise not required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. We generally attempt to comply with the spirit of the U.S. proxy rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure.

All dollar amounts included in this Item 11 are in Canadian dollars, unless otherwise expressly stated to be in U.S. dollars.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s Management Resources and Compensation Committee during the year ended December 31, 2025. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Management Resources and Compensation Committee.

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

Gordon Trafton

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Our executive compensation program is designed to pay for performance, to align management interests with our business strategy and the interests of our shareholders, and to engage and retain our executives. This section of this Amendment No. 1 provides shareholders with descriptions of our compensation programs and 2025 compensation decisions for our Named Executive Officers (“NEOs”), listed below.

2025 NAMED EXECUTIVE OFFICERS
Keith E. Creel President and Chief Executive Officer
Nadeem S. Velani Executive Vice-President and Chief Financial Officer
John K. Brooks Executive Vice-President and Chief Marketing Officer
Mark A. Redd Executive Vice-President and Chief Operating Officer
James D. Clements Executive Vice-President Strategic Planning and Corporate Services

Where to find it

Compensation Discussion & Analysis	13
Our Approach to Executive Compensation	14
Compensation Governance	17
Compensation Program	22
2025 Executive Compensation	23
Named Executive Officer Profiles	32
Share Performance	37

Executive Compensation Details	38
Summary Compensation Table	38
Incentive Plan Awards	41
Retirement Plans	45
Termination and Change in Control	48
CEO Pay Ratio	49

Our approach to executive compensation

Our executive compensation program supports our operations-focused culture, is linked to the critical metrics that drive the achievement of our strategic plan without taking on undue risk, and is designed to create long-term sustainable value for our shareholders. The key elements of our approach to executive compensation include:

•	competitive market pay practices to attract and retain talent
•	a compensation mix that is incentive-driven with a large portion of total direct compensation that is variable or “at-risk” to support our pay for performance culture
•	compensation components paying out over multiple performance periods to link to our short- and long-term business strategy
•	alignment of management’s interests with those of our shareholders through share ownership requirements and equity-based compensation with strong ties to total shareholder return performance

We have five key foundations designed to focus us on our goal of being the best railroad company in North America:

Compensation mix

Attracting and retaining high performing executives is key to our long-term sustainable growth and success. Built into our compensation pay mix is a significant emphasis on incentive-driven pay where the proportion of at-risk pay increases by level. Executives earn more if we perform well, and less when performance is not as strong. A significant component of executive at-risk is equity-based compensation, which links directly to the value of our shares, ensuring alignment with the interest of our shareholders. We also require our executives to own CPKC equity and our share ownership guidelines increase by executive level (see page 16).

Target total direct compensation mix for our NEOs is shown in the graph. 93 percent of our CEO’s and an average of 82 percent of our other NEOs’ target total direct compensation is at risk.

Benchmarking

Our comparator group in 2025 remains unchanged from the prior year and consists of five Class I railroad peers as well as 14 capital-intensive North American companies. For certain positions within the organization, we apply a heavier weighting to Class I railroad peers.

Our compensation peer group is comprised of 11 Canadian companies and eight (8) U.S. companies that are similar in geography, size, industry and business complexity. Size criteria considers metrics such as market capitalization, enterprise value, total assets and EBITDA.

Class I Railroads	North American Capital-Intensive Companies

BNSF Railway Company	Air Canada	Enbridge Inc.	Suncor Energy Inc.

Canadian National Railway Company	Barrick Mining Corporation	FedEx Corporation	TC Energy Corporation

CSX Corporation	BCE Inc.	Nutrien Ltd.	TELUS Corporation

Norfolk Southern Corporation	Canadian Natural Resources Ltd.	Old Dominion Freight Line Inc.	United Parcel Service Inc.

Union Pacific Corporation	Cenovus Energy Inc.	Republic Services Inc.

Compensation pays out over time

Executives are CPKC shareholders

We require executives and senior management employees to own equity in the Company so they have a stake in our future success. Share ownership requirements are set as a multiple of base salary and increase by level. The ownership requirement must be achieved within five years of the employee being appointed to their position and can be met by holding common shares or deferred share units (“DSU”s). Notional shares in the form of performance share units (“PSU”s), restricted share units (“RSU”s), and stock options do not count towards ownership requirements. Once executives have met their initial shareholding requirements, they are required to maintain compliance, which is reported annually to the Compensation Committee. The CEO must maintain the ownership level for one year after the cessation of employment.

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

The table below shows the share ownership requirement by executive level, applicable to 141 executives and senior management employees in 2025.

Executive Level	Ownership requirement (as a multiple of base salary)	In 2024, CPKC increased the share ownership requirements for the CEO, as well as the Executive Vice-President and Senior Vice-President levels.
CEO	7x
Executive Vice-President	5x
Senior Vice-President	3x
Vice-President	1.5 to 2x
Senior management	1x

Equity ownership (as at December 31, 2025)

Executive	Requirement (as a multiple of salary)	Minimum ownership value ($)(1)	Shares ($)(2)	Deferred share units ($)(2)	Total ownership value ($)(2)	Total ownership (as a multiple of salary)

Keith Creel	7x	12,952,170	10,069,948	16,898,066	26,968,014	14.57x

Nadeem Velani	5x	5,305,265	321,699	7,515,955	7,837,654	7.39x

John Brooks(3)	5x	5,084,926	1,519,927	1,743,221	3,263,148	3.21x

Mark Redd	5x	5,040,382	2,754,865	2,773,724	5,528,589	5.48x

James Clements	5x	3,128,395	1,479,987	4,012,744	5,492,731	8.78x

(1)	Minimum ownership values for Messrs. Creel, Brooks and Redd have been converted to Canadian dollars using a year-end exchange rate of $1.3706.
(2)

Values for Messrs. Creel, Brooks and Redd are based on US$73.63, the closing NYSE share price on December 31, 2025 (the last trading day of the year), converted to Canadian dollars using a year-end exchange rate of $1.3706. Values for Messrs. Velani and Clements are based on $101.05, the closing TSX share price on December 31, 2025.

(3)	Mr. Brooks has until January 2029 to meet share ownership requirements.

Compensation governance

Disciplined decision-making process

Executive compensation decisions involve management, the Compensation Committee and the Board. The Board has final approval for setting, amending and adopting any equity compensation plans or awards, subject to applicable shareholder approval requirements. The Compensation Committee also receives advice and support from external consultants from time to time and, since June 2020, has retained Frederic W. Cook & Co., Inc. (“FW Cook”) as an independent compensation consultant to provide objective analysis and assessment of the Company’s executive compensation program. Since 2024, management has received advice and support from Laulima Consulting Inc., but not FW Cook.

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

The Compensation Committee has no interlocks or insider participation. None of the members were employed by or had any relationship with CPKC during 2025 requiring disclosure under Item 404 or Item 407(e)(4) of Regulation S-K of the Exchange Act. You can read about the background and experience of each nominee in the director profiles beginning on page 1.

Our Compensation Committee members also serve on other standing committees. Mr. Paull and Mr. Maier are members of the Audit and Finance Committee, Mr. Maier and Ms. Robertson are members of the Integration Committee, Ms. Robertson is a member of the Governance Committee, and Mr. Trafton is a member of and chairs the Risk and Sustainability Committee. Ms. Courville, in her capacity as Chair of the Board, is an ex-officio member of all standing committees and may attend committee meetings at her discretion. This cross-membership provides directors with a broader perspective of risk oversight and a deeper understanding of our enterprise risks, ultimately strengthening overall risk management.

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

•

Compensation Committee approves all compensation-related fees and work performed by FW Cook

• Management engages Laulima Consulting to provide analysis and advice on compensation-related matters

The table below shows the fees paid to FW Cook and Laulima Consulting for compensation advisory services.

	2025		2024

	Committee advisor	Management advisor	Committee advisor	Management advisor

Fees	FW Cook(1)	Laulima Consulting	FW Cook	Laulima Consulting

Executive compensation-related fees	$63,565	$78,808	$58,158	$ 52,453

All other fees(2)	$ 0	$ 0	$ 0	$209,810

Total fees	$63,565	$78,808	$58,158	$262,263

(1)	FW Cook fees have been converted to Canadian dollars using the average exchange rate for 2025 of $1.3978.
(2)	Fees of $209,810 paid to Laulima Consulting in 2024 were for broad-based compensation advice.

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

Risk review

The Compensation Committee conducts a comprehensive compensation risk review periodically to ensure that we have identified any compensation risks and have appropriate measures in place to mitigate those risks. An independent consultant assists the Compensation Committee with the review, which includes oversight of:

•	the targets for the short-term incentive plan (“STIP”) and the PSU plan, anticipated payout levels and the risks associated with achieving targeted performance
•	the design of the long-term incentive awards, which reward sustainable financial and operating performance
•	the compensation program, policies and practices to ensure alignment with our enterprise risk management practices

The last risk review was completed in 2023 and concluded that no risks were identified within the Company’s compensation programs that were reasonably likely to have a material adverse effect on the Company.

Managing compensation risk

Our commitment to risk mitigation of the Company’s executive compensation program is reflected in the following practices and policies:

Key policies

In addition to the Code of Business Ethics and the Business Ethics Reporting Policy for the Company, a number of other policies act to mitigate compensation risk. You can read more about our code of business ethics and other policies beginning on page 10.

Clawbacks

In compliance with the SEC mandatory clawback rule and the NYSE listing standards, the Company adopted and implemented a Dodd-Frank clawback policy for certain executive officers, effective December 1, 2023 (“Dodd-Frank Clawback Policy”). The Dodd-Frank Clawback Policy mandates the recovery of erroneously awarded incentive-based compensation received by covered executives during the three completed fiscal years immediately preceding the date that the Company is required to prepare an accounting restatement. Recovery of incentive-based compensation pursuant to our Dodd-Frank policy is on a “no-fault” basis, meaning that misconduct, fault or responsibility by the covered executive officer is not required to trigger recovery. The Dodd-Frank Clawback Policy applies to each current and former “executive officer” of the Company as defined under Item 401(b) of Regulation S-K, including our NEOs.

For the Company’s senior executives not subject to the Dodd-Frank Clawback Policy, we amended our pre-existing clawback policy (the “Senior Executive Clawback Policy”) to align the restatement requirement with the Dodd-Frank Clawback Policy, effective December 1, 2023. The Senior Executive Clawback Policy allows the Board to recoup short- and long-term incentive compensation paid to a current or former senior executive not subject to the Dodd-Frank Clawback Policy if:

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

In such an instance, reimbursement of all or a portion of the applicable incentive-based compensation paid to the senior executive or former senior executive under the Company’s incentive plans will be sought, as permitted by applicable laws and to the extent the Board determines that it is in the best interest of the Company to seek reimbursement (including to ensure compliance with applicable laws).

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

Short-term incentive Variable cash bonus (see page 23)

•

performance-based incentive to reward achievement of annual corporate and individual objectives to attract and retain highly qualified leaders

•

established target awards based on level of employee; all non-union employees are eligible for STIP (approximately 5,000 employees in 2025)

•

year-end performance is measured against predetermined, approved targets

•

actual payouts are based on the achievement of corporate and individual objectives

•

payouts range from 0 percent to a maximum of 200 percent of target awards

•

motivate high corporate and individual performance

•

performance metrics are aligned to the Company’s strategic plan and approved annually

•

align personal objectives with area of responsibility and role in achieving financial, safety and operating results

Long-term incentive Performance share units (see page 26)	• equity-based incentive to align with shareholder interests and focuses on three-year performance • accounts for 60 percent of an executive’s long-term incentive award • vests after three years	• use predefined return and financial metrics • the number of units that vest is based on a performance factor that is capped • no guarantee of a minimum payout	• focuses the leadership team on achieving challenging medium-term performance goals • payout based on share price and company performance • attract and retain highly qualified leaders

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

Deferred compensation Deferred share units (see page 46)

•

encourages share ownership while aligning management interests with growth in shareholder value

•

executives and senior management can elect to receive their short-term incentive and their annual PSU grant in DSUs if they have not yet met their share ownership requirement

•

company provides a 25 percent match of the deferral amount in DSUs, subject to a cap

•

deferral limited to the amount required to meet the executive’s share ownership guidelines

•

helps retain key executive talent

•

matching DSUs vest after three years and matching performance DSUs vest immediately

•

sustained alignment of executive and shareholder interests because the value of DSUs is tied directly to our share price

•

cannot be redeemed for cash until a minimum of six months after the executive leaves the Company

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

2025 Executive compensation

Salary

We review salaries every year based on the executive’s performance, leadership abilities, responsibilities and experience as well as succession and retention considerations. The Compensation Committee also considers the economic outlook and competitive pay practices of the comparator group before recommending the salary increases for Board approval. The table below outlines the base salaries of all NEOs, which are set in U.S. dollars consistent with industry practice. As Mr. Clements became a NEO in 2024, his 2024 salary has been converted using the 2024 average exchange rate of $1.3698.

Executive	2025 (in USD)	percent change from 2024	2024 (in USD)

Keith Creel	1,350,000	0%	1,350,000

Nadeem Velani	775,000	3%	750,000

John Brooks	742,000	3%	718,000

Mark Redd	735,500	3%	712,000

James Clements	457,000	4%	440,356

Short-term incentive plan (“STIP”)

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

Restrictions

•

must meet minimum level of corporate and individual performance; no payment is made if corporate performance is below a specified hurdle rate

•

performance modifier for each metric and actual award is capped at 200 percent of target for exceptional performance to limit payout and excessive risk-taking

We calculate each STIP award by multiplying the executive’s base salary by their short-term incentive target as well as the corporate and individual performance factors as shown below:

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

The corporate performance factor consists of financial and safety measures of varying weights that total 100 percent. The year end result of each measure is assessed against predetermined targets that are set at the beginning of the year (see page 24) for a complete review of the targets and results for the 2025 STIP). The individual performance factor is based on the executive’s performance against annual objectives and additional predetermined quantitative and qualitative goals that reflect the strategic and operational priorities critical to each executive’s role.

2025 STIP awards

The table below shows the calculation of the STIP awarded to each NEO based on the 2025 corporate and individual performance factors. The salaries of Messrs. Creel, Brooks, and Redd have been converted to Canadian dollars using an average exchange rate of $1.3978 for 2025.

Assessing corporate performance

CPKC’s results demonstrate exceptional execution in a challenging market. Despite macroeconomic and trade policy headwinds in 2025, applying our Precision Scheduled Railroading model enabled us to control costs while capitalizing on our unique growth opportunities.

CPKC continues to deliver as North America’s safest railway. In 2025, for the third consecutive year, CPKC led the industry with the lowest FRA-reportable train accident frequency among Class I railroads, building on Canadian Pacific’s legacy of 17 consecutive years of industry leadership.

CPKC delivered record revenues and best-in-class earnings growth in 2025. From a financial perspective, revenues increased four percent to $15.1 billion, we delivered a reported operating ratio of 62.8 percent and core adjusted operating ratio(1) improved to a CPKC record-low 59.9 percent, a 140 bps improvement year over year. We reported diluted EPS of $4.51 and core adjusted diluted EPS(1) of $4.61, an increase of eight percent.

The hard work and dedication of the CPKC family in 2025 resulted in a STIP corporate performance payout of 121 percent.

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

The individual performance factor for the CEO cannot exceed the STIP corporate performance factor, which ensures alignment with the Company’s overall performance.

Recognizing that overall corporate financial results, while strong, fell short of expectations, the Board made the decision to cap the CEO’s individual performance rating for 2025 at 100 percent. The individual performance ratings for the Company’s top officers were similarly capped at 100 percent, impacting 30 officers in total.

See the profiles beginning on page 32 to read about each executive’s individual performance highlights in 2025.

(1)

Core adjusted operating ratio and core adjusted diluted EPS are non-GAAP measures. These measures are defined and reconciled on pages 48 – 51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2025 STIP scorecard results

The table below shows the 2025 scorecard and results. Targets were set with stretch goals to motivate strong performance and create shareholder value as we continue to focus on our multi-year plan and remain a leader in safety. There is no payout on a measure if corporate performance is below threshold. If all corporate measures are below threshold, then only the individual performance factor is used to calculate the award payment. Corporate results between 50 and 200 percent of target are interpolated.

Consistent with our plan design, STIP results are routinely adjusted (favourably and unfavourably) for certain planning assumptions and other one-time items outside of normal business. As a result, STIP results will differ from reported GAAP results. In 2025, results were adjusted for differences between actual and budgeted foreign exchange rates, fuel prices, land sales and regulatory impacts not fully quantifiable at the time of target setting.

Performance measure (Weighting)	Why the measure is important	Threshold (50%)	Target (100%)	Maximum (200%)	2025 STIP Result	Score

Financial measures

STIP Operating ratio (35%)(1)(2) Operating expenses divided by total revenues	Focuses the Company on growth at a low incremental cost	61.3%	60.4%	59.3%	60.4%	100%

STIP Operating income (35%)(1)(3) ($ millions) Total revenues less total operating expenses	Highlights the importance of revenue growth to our corporate strategy	6,024	6,216	6,528	6,112	73%

Safety measures(4)

FRA Train Accident Frequency (15%) Number of FRA-reportable train accidents per million train-miles	The Company is an industry leader in rail safety and we are more focused than ever on protecting our people, our communities, the environment and our customers’ goods	1.35	1.21	0.99	0.85	200%

FRA Personal Injury Frequency (15%) Number of FRA-reportable injuries per 200,000 employee-hours	We make the safety of our employees our top priority	1.14	1.08	1.00	0.92	200%

Corporate performance factor for NEOs						121%

(1)

In setting Operating ratio and Operating income targets for 2025, CPKC reflected the impacts of changes to foreign exchange rates and regulatory changes made in 2024. Updates in these assumptions led to a slight year-over-year increase in operating ratio targets.

(2)

STIP Operating ratio is derived from CPKC’s Core adjusted operating ratio which is a non-GAAP measure. This measure is defined and reconciled on pages 48 – 51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

(3)

STIP Operating income is derived from CPKC’s Core adjusted operating income, which is a non-GAAP measure. This measure is defined and reconciled on pages 48 – 51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

(4)

Certain safety actuals can continue to settle over time. The Company’s 2025 achievements demonstrated in this table reflect actuals as of the time the Compensation Committee approved the overall payout.

Long-term incentive plan (“LTIP”)

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

Payout

•

paid out in cash based on units vested and the average closing share price for the 30-trading days prior to the end of the performance period on the TSX or NYSE

•

may be paid out in shares at the discretion of the CEO

•

accumulates quarterly dividends, subject to forfeiture on PSUs that do not vest

•

no guarantee of a minimum payout

•

if performance is exceptional on all measures the Board may approve a payout of up to 250 percent

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

2025 Long-term incentive awards

To determine the appropriate value of annual long-term incentive grants provided to the NEOs, the Compensation Committee considers the practices of our comparator group and internal factors, including executive retention, dilutive impact and long-term value creation. Long-term incentive awards are granted annually to NEOs and eligible employees.

In the second quarter of 2025, following a comprehensive review of Class I railroad compensation disclosures, the MRCC determined that the CEO’s pay was not as competitively positioned relative to peers as intended, particularly in light of his performance and tenure. Mr. Creel is the longest tenured CEO amongst Class I railroads with his appointment in January 2017 as Canadian Pacific’s CEO.

To address this misalignment, the Board approved a mid-year adjustment to the CEO’s compensation. This adjustment was entirely performance-based and delivered exclusively in the form of PSUs with identical performance criteria as the annual grant.

2025 Long-term incentives awards summary

Executive	Grant Date	Share Price on Date of Grant ($)	Award Type	Units (#)	Grant Date Award Value ($)(1)

Keith Creel(2)	February 4, 2025	US$77.12 (NYSE)	PSU	94,346	$10,170,342

		US$77.12 (NYSE)	Options	222,551	$ 6,780,204

	June 30, 2025	US$79.27 (NYSE)	PSU	16,714	$ 1,851,971

Nadeem Velani	February 4, 2025	$110.28 (TSX)	PSU	24,614	$ 2,714,432

		$110.28 (TSX)	Options	70,728	$ 1,809,626

John Brooks	February 4, 2025	US$77.12 (NYSE)	PSU	22,107	$ 2,383,098

		US$77.12 (NYSE)	Options	52,147	$ 1,588,702

Mark Redd(3)	February 4, 2025	US$77.12 (NYSE)	PSU	19,196	$ 2,069,308

		US$77.12 (NYSE)	Options	50,312	$ 1,532,798

		US$77.12 (NYSE)	DSUs(4)	2,550	$ 274,836

James Clements(3)	February 4, 2025	$110.28 (TSX)	PSU	11,793	$ 1,300,532

		$110.28 (TSX)	Options	33,887	$ 867,023

		$110.28 (TSX)	DSUs(5)	2,460	$ 271,240

(1)

See the Summary compensation table on page 38 for details on how we calculate the grant date fair values of the PSUs, stock options and DSUs, calculated in accordance with FASB ASC Topic 718. The grant value of the awards based on the NYSE trading price has been converted to Canadian dollars using a 2025 average exchange rate of $1.3978.

(2)

As per the terms of the employment agreement amendment dated March 21, 2021, Mr. Creel’s 2025 LTIP target grant value was reduced by US$2.1 million in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. This is the last of four planned reductions to Mr. Creel’s annual LTIP award in each year of 2022, 2023, 2024 and 2025 for a total aggregate reduction of US$8.4 million. See Employment agreements on page 39 for more details. In 2025, following a comprehensive review of Class I railroad compensation disclosures, Mr. Creel was awarded a mid-year compensation adjustment in the form of a PSU grant on June 30, 2025.

(3)

In addition to the awards shown in the table above, Messrs. Redd and Clements deferred a portion of their 2024 STIP awards as 1,667 and 9,838 DSUs, respectively, granted on February 4, 2025 at a share price of US$77.12 on the NYSE for Mr. Redd, and $110.28 on the TSX for Mr. Clements. These DSUs had a grant date award value of $179,650 for Mr. Redd, which has been converted to Canadian dollars using a 2025 average exchange rate of $1.3978, and $1,084,960 for Mr. Clements. Since the 2024 STIP awards were already reported in the 2024 Summary compensation table under Non-equity incentive plan compensation – Annual incentive plan, these DSUs are excluded from the 2025 Summary compensation table.

(4)

Mr. Redd was granted 2,133 performance DSUs by deferring a portion of his 2025 PSU award. He was also granted 417 new matching DSUs, for a total of 2,550 DSUs. See About deferred compensation section on page 46 for more details.

(5)	Mr. Clements was granted 2,460 new matching DSUs. See About deferred compensation section on page 46 for more details.

Performance share units (“PSUs”)

PSUs focus executives on achieving medium-term goals within a three-year performance period. The Board sets performance measures, thresholds and targets at the beginning of the performance period.

2025 PSU awards

For 2025, the PSU plan design includes a Free Cash Flow(1) target with a 60% weighting and relative Total Shareholder Return (“TSR”) targets (S&P/TSX 60 and S&P 500 Industrials), each with a 20% weighting. There is an opportunity for a 250% payout on TSR metrics if exceptional TSR results are achieved in combination with the top TSR performance amongst the Class I Railroads. Threshold levels must be achieved to earn a payout. Free Cash Flow(1) and our two relative TSR performance measures have an aggregate maximum payout up to 250 percent.

Performance measure	Weighting	Rationale

Free Cash Flow(1) (three year cumulative)	60%	Incentivizes strong free cash flow generation and disciplined capital reinvestment to support the Company’s growth strategy and in turn generate shareholder value

Relative TSR - S&P/TSX 60 (includes a relative Class I Railroad TSR modifier)	20%	Compares our TSR on the TSX relative to the Canadian market and aligns long-term incentive compensation with long-term shareholder interests; includes a relative Class 1 Railroad TSR modifier

Relative TSR - S&P 500 Industrials (includes a relative Class I Railroad TSR modifier)	20%

Compares our TSR on the NYSE relative to a large group of U.S. industrial companies and aligns long-term incentive compensation with long-term shareholder interests; includes a relative Class I Railroad TSR modifier

(1)

Free Cash Flow is derived from CPKC’s Adjusted free cash, which is a non-GAAP measure. This measure is further defined and discussed in Part VII – Other Information About Non-GAAP measures of the Circular.

At the end of the three-year performance period (January 1, 2025 to December 31, 2027), the starting point for determining relative TSR will be the 10-day average closing share price on the appropriate index prior to January 1, 2025 and the ending point will be the 10-day average closing share price on the appropriate index prior to January 1, 2028. TSR is adjusted over the period to reflect dividends paid. Awards will be interpolated if results fall between threshold and exceptional. If results are below the threshold level for any of the performance measures, units for that specific measure will not vest.

2026 PSU awards

In 2026, we will continue to use Free Cash Flow(1) as a performance measure with a 60% weighting and relative TSR (S&P/TSX 60 and S&P 500 Industrials) with a weighting of 20% each. Recognizing the capital-intensive nature of our business and shareholders’ appreciation for Return on Invested Capital (“ROIC”) as a PSU financial measure, we intend to re-introduce it as a measure once we reach the appropriate stage of the CPKC integration.

Stock options

Stock options focus executives on long-term performance. The Management Stock Option Incentive plan was introduced in October 2001. Stock options granted before 2017 expire 10 years from the date of grant and generally vest 25 percent each year over four years, beginning on the first anniversary of the grant date. Options awarded on or after January 1, 2017 have a seven-year term and vest 25 percent each year over four years beginning on the first anniversary date of the grant. The grant price is the closing price of our shares on the TSX, if the option is granted in Canadian dollars, or the NYSE, if the option is granted in U.S. dollars, on the applicable grant date. Options only have value for the holder if our current share price increases above the grant price before the expiry of the option.

For all grants, if the expiry date falls within a blackout period, the expiry date will be extended to 10 business days following the last date of the blackout period. If a further blackout period is imposed before the end of the extension, the term will be extended another 10 days after the end of the additional blackout period.

Options may be granted by the Board, the Compensation Committee, the Chief Executive Officer, the Chair of the Board or the Chair of the Compensation Committee, as the case may be, as administrator of the option plan, as determined from time to time (the “Administrator”), to any officer, employee or consultant of the Company or any subsidiary, including a family trust, personal holding corporation and retirement trust (together, “Eligible Persons”).

(1)

Free Cash Flow is derived from CPKC’s Adjusted free cash, which is a non-GAAP measure. This measure is further defined and discussed in Part VII – Other Information About Non-GAAP measures of the Circular.

The exercise price of shares subject to an option will be determined or ratified by the Administrator and will not be less than the market price of the shares at the date on which an option is granted, calculated as the closing price of a board lot of the shares on the TSX (if the option is granted in Canadian dollars) or on the NYSE (if the option is granted in U.S. dollars) on (i) the last trading day preceding the grant date, if the option is granted before the close of trading on the grant date or (ii) the grant date, if the option is granted after the close of trading on the grant date. The exercise price may also be as permitted or required by the TSX or NYSE, as applicable.

CPKC is also entitled to issue share appreciation rights (“SAR”s) pursuant to the terms of the option plan to Eligible Persons at the same time as the grant of an option.

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

CPKC did not grant any SARs in 2025 and, as of December 31, 2025, CPKC does not have any SARs outstanding.

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

We measure dilution by determining the number of options available for issuance and the number of options outstanding as a percentage of outstanding shares. Our dilution at the end of 2025 was 2.8 percent. Notwithstanding the limits noted above, the dilution level, measured by the number of options available for issuance as a percentage of outstanding shares continues to be capped, at the discretion of the Board, at 7.0 percent.

The table below shows the burn rate for the last three fiscal years, calculated by dividing the number of stock options granted in the fiscal year by the weighted average number of outstanding shares for the year.

as at December 31	2023	2024	2025
Number of options granted	856,332	817,609	967,335
Weighted number of shares outstanding	931,320,259	932,956,058	916,159,449
Burn rate	0.09%	0.09%	0.11%

The table below shows the options outstanding and available for grant from the Stock Option Plan as at December 31, 2025.

as at December 31, 2025	Number of options/shares	Percent of outstanding shares

Options outstanding	5,273,259	0.58%

Options available to grant	20,116,417	2.20%

Shares issued on exercise of options	1,395,289	0.15%

Options granted	967,335	0.11%

Since the launch of the stock option plan in October 2001, a total of 110,393,210 shares have been available for issuance under the plan and 85,003,534 shares have been issued through the exercise of options as at December 31, 2025. The last share pool increase to the Management Stock Option Incentive Plan was an increase of 20,000,000 shares reserved for issuance thereunder, approved at the annual meeting of shareholders of the Company held on April 27, 2022.

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

Payout of 2023 PSU award

The 2023 PSU grant for the performance period of January 1, 2023 to December 31, 2025 vested on December 31, 2025 and was paid out on February 13, 2026. The NEOs and all other eligible employees received an overall performance payout factor of 91 percent on the award. The table below shows the difference between the actual payout value and the target grant value for each NEO.

How we calculated the 2023 PSU performance factor

The payout value has been calculated in accordance with the terms of the PSU plan design and 2023 award agreement. This includes provisions for routine adjustments to Free Cash Flow(1) results for items such as the impact of the KCS acquisition, differences between actual and budgeted foreign exchange rates, fuel prices, capital expenditures as well as asset monetizations and the impact of regulatory changes not fully quantifiable at the time of target setting.

2023 PSU performance measures	Threshold (50%)	Target (100%)	Stretch (200%)	Exceptional (250%)	PSU result	Weighting	PSU performance factor

Three-year cumulative Free Cash Flow(1)	$8,750	$9,150	$9,950	$10,350	$9,556	60%	151%

TSR relative to S&P/TSX 60 Index(2)	25th percentile	50th percentile	75th percentile	85th percentile	11th percentile	20%	0%

TSR relative to S&P 500 Industrials Index(2)	25th percentile	50th percentile	75th percentile	85th percentile	5th percentile	20%	0%

PSU performance factor							91%

(1)

For the period post Control Date, Free Cash Flow is derived from CPKC’s Adjusted free cash. For the period before the Control Date, Free Cash Flow is derived as CP standalone in a manner consistent with Adjusted free cash. Adjusted free cash is a non-GAAP measure, which is further defined and discussed in Part VII – Other Information About Non-GAAP measures of the Circular.

(2)	TSR performance was rated against companies in the respective indices at the beginning and end of performance periods in accordance with the terms of the PSU plan and the 2023 award agreement.

NEO executive profiles

Keith E. Creel	President and Chief Executive Officer

Mr. Creel became the first President and Chief Executive Officer of CPKC on April 14, 2023 with the combination of Canadian Pacific and Kansas City Southern.

Prior to the merger, he served as President and Chief Executive Officer of Canadian Pacific, a position he assumed in January 2017. Mr. Creel joined the Company in February 2013 as President and Chief Operating Officer. He began his railroad career at Burlington Northern Railway in 1992 and held progressively more senior operating positions throughout his career at Illinois Central and later at CN where he held the position of Executive Vice President and Chief Operating Officer.

Mr. Creel holds a Bachelor of Science in marketing from Jacksonville State University and completed the Advanced Management Program at Harvard Business School. He served as a commissioned officer in the U.S. Army and is a Persian Gulf War veteran.

Recognized for his leadership, he was named Railroad Innovator by Progressive Railroading in 2014 and 2024, and named Railroader of the Year by Railway Age in 2021 and 2022. He was also recognized by The Globe and Mail’s Report on Business as their CEO of the Year and Strategist of the Year in 2021.

Accomplishments in 2025

Under Mr. Creel’s leadership, CPKC delivered strong performance across safety, financial, and strategic integration priorities, demonstrating disciplined leadership in a challenging macroeconomic environment.

CPKC continues to distinguish itself as North America’s safest railway. For the third consecutive year, CPKC led the Class I railroad industry with the lowest FRA-reportable train accident frequency, extending Canadian Pacific’s legacy of 17 consecutive years of industry leadership in safety performance. Train accident rates were reduced, supported by continued deployment of advanced wayside detection systems, expanded use of predictive data analytics, and an enterprise-wide focus on proactive risk mitigation.

Despite external headwinds, disciplined application of the Precision Scheduled Railroading model delivered strong results. In 2025, CPKC achieved record revenues of $15.1 billion, representing a four percent increase year over year, and delivered best-in-class earnings growth. Reported operating ratio was 62.8 percent, while core adjusted operating ratio(1) improved to a record-low 59.9 percent, a 140 bps improvement from the prior year. Diluted EPS was $4.51, and core adjusted diluted EPS(1) increased eight percent to $4.61 reflecting strong cost control, network efficiencies, and disciplined capital deployment. Financial strength allowed the Company to launch a share repurchase program and increase dividends by 20%.

Precision Scheduled Railroading excellence delivered efficiency improvements in 2025, including a four percent increase in operating workload as measured by gross ton-miles, a three percent improvement in train weights and train lengths respectively, and a one percent reduction in average terminal dwell. In 2025, 100 new Tier 4 locomotives were put into service across the network.

Progress continues on the integration of Canadian Pacific and Kansas City Southern in compliance with the Surface Transportation Board’s oversight, while Mr. Creel has been actively leading CPKC’s advocacy and communications efforts related to U.S. rail industry consolidation.

Supporting long-term growth and customer demand, the Company advanced key industrial development projects across the network including the Americold facility in Kansas City, leveraging the Gemini strategic alliance, and upgrades to multiple grain handling facilities to support record grain revenues. In 2025, we achieved record revenues driven by diversified growth in Grain, Automotive, Intermodal, and Energy Chemicals & Plastics.

CPKC is further positioned as an industry leader in innovation and sustainability through the formation of a joint venture with CSX Corporation (“CSX”) to produce hydrogen locomotives. In 2025, CPKC continued successful mainline testing and revenue generation to further validate the commercial and operational viability of hydrogen-hybrid locomotives as a potential long-term alternative to diesel. We are strengthening fuel efficiency through the adoption of 100 new Tier 4 locomotives into CPKC’s active fleet and supporting network resilience with the completion of a physical climate risk assessment covering our 20,000 mile network. Our engineering team achieved industry recognition with the Canadian Consulting Engineering Award for pioneering an AI-powered satellite-based waterbody monitoring system, strengthening risk management and asset resilience.

(1)	Refer to Footnote 1 Core adjusted operating ratio and core adjusted diluted EPS on page 24.

In 2025, we reinforced our commitment to a high-performance, inclusive culture for our employees across the network through enhanced employee engagement initiatives, including a notable increase in Employee Pulse Survey participation, and ongoing transparent communications with regular town halls across the network. Our focus on leadership development, talent retention, inclusion efforts, and succession planning positions us for future success. For the seventh consecutive year, we were recognized as one of Alberta’s Top 85 Employers, and we were included in S&P Global’s Sustainability Yearbook 2026. Employee and community engagement were further enhanced with CPKC’s Holiday Train program which stopped in 194 communities across our network in 2025 raising over $2 million and 175,000 pounds of food in support of local food banks.

2025 Compensation

At CPKC, the STIP individual performance factor for the CEO cannot exceed the corporate performance factor. This ensures the payout factor for the CEO aligns with the Company’s overall performance.

In 2025, the Committee capped the CEO’s individual performance factor at 100%, below the corporate performance factor.

2026 Compensation

In January 2026, the Compensation Committee, with guidance and advice from FW Cook, conducted a comprehensive review of Mr. Creel’s compensation in conjunction with competitive market information as well as corporate and individual performance. Based on the findings of this review, the Committee adjusted Mr. Creel’s short-term incentive target and long-term incentive target for a total target direct compensation increase of US$950,000 to be effective for the 2026 compensation cycle.

Realized and realizable pay

The graph below compares compensation disclosed in the Summary compensation table with the average of Mr. Creel’s realized and realizable pay from 2023 to 2025. Realized and realizable LTIP is currently tracking below grant date values, demonstrating the performance orientation of our compensation programs.

Summary compensation table: Reflects average of salary earned, actual cash bonus and long-term incentives granted (see page 38).

Realized and realizable: Reflects average of salary earned, actual cash bonus, and the value of long-term incentive awards granted from 2023 to 2025 (based on the estimated current value of unvested awards, and the actual value of vested or exercised awards)

•

the value of vested 2023 PSUs paid in February 2026 was calculated using the 30-day average trading price of our shares prior to December 31, 2025 of US$72.85 on the NYSE with an overall performance multiplier of 91 percent and includes reinvested dividends up to the payment date

•

the value of unvested 2024 and 2025 PSUs are based on the closing price of our shares on December 31, 2025 of US$73.63 on the NYSE with a performance multiplier of 100 percent and includes reinvested dividends

•

the value of unvested or vested and unexercised stock options is based on the closing price of our shares on December 31, 2025 of US$73.63 on the NYSE

•

the values for salary earned and actual cash bonus are as disclosed in the Summary compensation table

•

the value of any realized and realizable PSUs and stock options have been converted into Canadian dollars using the 2025 year-end exchange rate of $1.3706

Pay linked to shareholder value

The table below shows Mr. Creel’s total direct compensation in Canadian dollars in each of the last three years, compared to its realized and realizable value as at December 31, 2025. We also compare the realized and realizable value of $100 awarded in total direct compensation to Mr. Creel in each year to the value of $100 invested in shares on the first trading day of the period, assuming reinvestment of dividends, to show a meaningful comparison of shareholder value.

Year(1)	Compensation awarded ($)	Realized and realizable value of compensation as at December 31, 2025 ($)	Period	Value of $100
				Keith Creel	Shareholder
				($)	($)

2023	19,417,513	12,823,907	Jan 1, 2023 to Dec 31, 2025	66	102

2024	22,487,795	15,057,987	Jan 1, 2024 to Dec 31, 2025	67	98

2025	24,451,289	16,945,743	Jan 1, 2025 to Dec 31, 2025	69	98

(1)

As per the terms of Mr. Creel’s employment agreement amendment dated March 21, 2021, Mr. Creel’s 2023, 2024 and 2025 LTIP target grant values were reduced by US$2.1 million in consideration for the special upfront stock option grant Mr. Creel received on March 27, 2021. There were four planned reductions to Mr. Creel’s annual LTIP award in each year of 2022, 2023, 2024 and 2025 for a total aggregate reduction of US$8.4 million. See Employment agreements on page 39 for more details.

Mr. Creel’s compensation awarded values are as disclosed in the Summary compensation table. Mr. Creel’s realized and realizable value for salary earned and actual bonus received have been converted to Canadian dollars using the following average exchange rates: $1.3497 for 2023, $1.3698 for 2024 and $1.3978 for 2025. The value of any realized and realizable long-term incentive is converted into Canadian dollars using the 2025 year-end exchange rate of $1.3706.

Nadeem S. Velani	Executive Vice-President and Chief Financial Officer

Mr. Velani serves as a key member of the CPKC executive leadership team with duties including long-term strategic planning, financial planning, investor relations, reporting and accounting systems, as well as procurement, treasury, and tax.

Mr. Velani has served as the Chief Financial Officer from October 2016. Before joining the Company in 2013, Mr. Velani spent 15 years at CN where he worked in a variety of leadership positions in Strategic and Financial Planning, Investor Relations, Sales and Marketing, and the Office of the President and CEO.

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

 2025 Performance highlights:

 •  total revenues increased by four percent to $15.1 billion from $14.5 billion in 2024. Diluted EPS was $4.51, up thirteen percent from 2024, and Core adjusted diluted EPS(1) was $4.61, up eight percent from 2024.

 •  ensured the disciplined deployment of $3.1 billion in capital investment supporting safety, integration, and enabling synergies. Moody’s upgraded CPKC’s credit rating to Baa1 and S&P placed CPKC on positive watch.

 •  oversaw CPKC’s shareholder return strategy, including the repurchase of 4 percent of the company’s issued and outstanding shares as well as a 20 percent dividend increase; published CPKC’s first Investor Factbook as a combined company.

 •  successfully completed integration of the Company’s financial programs, systems and controls, and drove further synergies in the sourcing function.

 •  named to Extel Insights All-Canada Executive Team as Top CFO in capital goods/industrial sector in 2025.

2025 Compensation:

John K. Brooks	Executive Vice-President and Chief Marketing Officer

Mr. Brooks is responsible for CPKC’s commercial business units and leads sales and marketing professionals across North America. Mr. Brooks is also responsible for strengthening partnerships with existing customers, generating new opportunities for growth, enhancing the value of the company’s service offerings, and developing strategies to optimize CPKC’s book of business.

Mr. Brooks has served as the Chief Marketing Officer from February 2019. He began his railroading career with Union Pacific and later helped start I&M Rail Link, LLC, which was purchased by the Dakota, Minnesota and Eastern Railroad (“DM&E”) in 2002. Mr. Brooks was Vice-President of Marketing at the DM&E prior to it being acquired by the Company in 2007.

Mr. Brooks holds a Bachelor of Arts in Finance from the University of Northern Iowa. In 2025, he completed the Advanced Management Program at Harvard Business School.

 2025Performance highlights:

 •  delivered record total revenues of $15.1 billion, with 4% volume growth and record revenues in Grain, Automotive, and Energy Chemicals & Plastics.

 •  expanded network and services for customers through strategic initiatives and collaborations; examples include the Southeast Mexico Express, Americold cold storage, the Gemini alliance, and 41% ‘land bridge’ volume growth between Canada and Mexico.

 •  delivered 40% volume growth in our flagship Mexico Midwest Express, continuing to connect Mexico with U.S. markets via single-line rail service.

 •  completed Americold’s new refrigerated facility in Kansas City, expanding our cold chain network and transforming cross-border intermodal service for perishables.

 •  leveraged the Gemini strategic alliance between customers Hapag-Lloyd and Maersk, driving record international intermodal revenues with optimized shipping routes, increased utilization of CPKC served ports, and strong service reliability.

2025 Compensation:

(1)	Refer to Footnote 1 core adjusted diluted EPS on page 24.

Mark A. Redd	Executive Vice-President and Chief Operating Officer

Mr. Redd oversees the 24/7 operations of CPKC’s North American network, including teams responsible for network transportation, operations, mechanical, engineering, training and safety.

Mr. Redd has served as Executive Vice-President Operations since September 2019 and was named Chief Operating Officer in April 2023. Mark first joined the Company in 2013. He also spent more than 20 years at Kansas City Southern, holding a variety of leadership positions in network and field operations, including Vice-President Transportation where he oversaw key operating functions in the U.S. and Mexico.

Mr. Redd holds Bachelor’s and Master’s degrees of Science in Management from the University of Phoenix and an Executive MBA from the University of Missouri – Kansas City.

2025 Performance highlights:	2025 Compensation:

 •  executed CPKC’s Precision Scheduled Railroading model by delivering a four percent increase in operating workload as measured by gross ton-miles, improved train weights and train lengths by three percent respectively, and reduced average terminal dwell by one percent.

 •  again, achieved industry-leading safety results as FRA-reportable train accident frequency decreased 16 percent to 0.85. FRA-reportable personal injury frequency decreased three percent to 0.92.

 •  successfully put 100 new Tier 4 locomotives into service as part of the capital investment program focused on safety and efficiency initiatives.

 •  CPKC’s engineering team achieved industry recognition with the Canadian Consulting Engineering Award for pioneering an AI powered, satellite-based waterbody monitoring system, strengthening risk management and asset resilience.

 •  labour stability remained in 2025 with no labour disruptions experienced during the year.

James D. Clements	Executive Vice-President Strategic Planning and Corporate Services

Mr. Clements serves as a key member of the CPKC executive leadership team with duties including strategic planning, government affairs, industrial development, operations technology, real estate, communications, as well as leadership of CPKC’s ongoing multi-year integration.

Mr. Clements has served as Executive Vice-President Strategic Planning & Corporate Services from May 2024. Prior to this role, he served as Executive Vice-President Strategic Planning and Technology. With over 25 years’ experience at CPKC, Mr. Clements has extensive understanding of the Company’s customers, processes and systems. Throughout his career, he has held a wide range of leadership roles in car management, finance, logistics, and marketing and sales.

Mr. Clements holds an MBA in International Business and Finance from McGill University and a Bachelor of Science in Computer Science and Mathematics from McMaster University.

2025 Performance highlights:	2025 Compensation:

 •  managed the ongoing integration of Canadian Pacific (“CP”) and Kansas City Southern (“KCS”) in compliance with the Surface Transportation Board’s oversight period. Integrated CP and KCS systems under one unified platform.

 •  developed the company’s advocacy and communications activities regarding rail industry consolidation in the United States.

 •  led a successful sale of CPKC’s interest in the Panama Canal Railway Company.

 •  supported facility and industrial development projects across the network, including the Americold facility in Kansas City, multiple grain facility upgrades, and a new police detachment in Laredo, Texas.

 •  formed a joint venture with CSX to produce hydrogen locomotives. Continued successful mainline testing and revenue generation further supports the viability of hydrogen-hybrid locomotives as a potential long-term replacement to diesel.

 •  drove mainline train accident reductions through continued deployment of wayside systems and data analytics algorithms.

Share performance

The graph below shows the total shareholder return of $100 invested in CPKC shares compared to the two major market indices over the last five years ending December 31, 2025, assuming reinvestment of dividends. The graph also shows total compensation awarded to our NEOs for each of the past five years.

The cumulative total return for the five-year period ending December 31, 2025 was 19 percent on the TSX and 10 percent on the NYSE. Over this time period, management has delivered key results including the Kansas City Southern merger, delivering on commitments made to regulators and customers, operating the safest railroad in North America, and delivering a reported operating ratio of 62.8 percent while core adjusted operating ratio(1) improved to a record-low 59.9 percent, thus positioning the company for future success. While CPKC has continued to produce results that are at or near industry leading, persistent headwinds from tariffs, an ongoing freight recession, as well as potential Class I rail consolidation have impacted the sector and impacted shareholder returns. NEOs’ total compensation is aligned with the Class I railroad industry as demand for experienced railway talent remains strong. With our unparalleled network access and service offerings, we will continue to create long-term value for our shareholders.

The total compensation value for NEOs as disclosed in the Summary compensation table is 0.3 percent of our Total revenues of $15.1 billion for 2025.

Shareholder performance ($)
250
200
150
100
50
0
NEO total compensation (CAD $'000)
75,000
70,000
65,000
60,000
55,000
50,000
45,000
40,000
35,000
30,000
25,000
20,000
15,000
2020
2021
2022
2023
2024
2025
TDC ($ thousands)
CPKC TSR (C$)
CPKC TSR (US$)
S&P/TSX Composite Index (C$)
S&P 500 Index (US$)

as at December 31	2021	2022	2023	2024	2025
CPKC TSR (C$)	104	116	122	122	119
CPKC TSR (US$)	105	109	117	108	110
S&P/TSX Composite Index (C$)	125	118	132	160	211
S&P 500 Index (US$)	129	105	133	166	196
TDC ($ thousands)(I)	41,754	28,917	62,384	47,677	48,137
(I)

Total direct compensation (TDC) is the total compensation of the NEOs (excluding pension), as reported in the Summary compensation table in prior years. Compensation awarded in 2023 is higher than prior years as a result of the Synergy Awards granted to NEOs (excluding the CEO) in May 2023.

•	we used the following NEOs to calculate total direct compensation in the table above:
•	2025 and 2024: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and James Clements
•	2023: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and John Orr
•	2022 and 2021: Keith Creel, Nadeem Velani, John Brooks, Mark Redd and Jeffrey Ellis
•

Messrs. Creel, Brooks, and Redd were paid in U.S. dollars and their amounts have been converted using the following average exchange rates: $1.3978 for 2025, $1.3698 for 2024, $1.3497 for 2023, $1.3013 for 2022 and $1.2535 for 2021.

(1)	Refer to Footnote 1 Core adjusted operating ratio on page 24.

EXECUTIVE COMPENSATION DETAILS

Summary compensation table

The table below shows annual compensation in Canadian dollars for our five NEOs for the three fiscal years ended December 31, 2025, 2024 and 2023. Messrs. Creel, Brooks, and Redd are paid in U.S. dollars and their compensation has been converted to Canadian dollars using the average exchange rates for the year: $1.3978 for 2025, $1.3698 for 2024 and $1.3497 for 2023. Messrs. Velani and Clements are paid in Canadian dollars.

					Non-equity incentive plan compensation
Executive and principal position	Year	Salary ($)(1)	Share-based awards ($)(2)	Option-based awards ($)(3)	Annual incentive plan ($)(4)	Long-term incentive plan (S)	Pension values ($)(5)	All other compensation ($)(6)	Total ($)

Keith E. Creel	2025	1,887,030	12,022,313	6,780,204	3,761,742	-	875,761	328,769	25,655,819
President and Chief	2024	1,849,230	9,536,478	6,358,812	4,743,275	-	726,586	358,221	23,572,602
Executive Officer	2023	1,822,095	8,262,088	5,506,930	3,826,400	-	302,762	359,277	20,079,552

Nadeem S. Velani	2025	1,119,750	2,714,432	1,809,626	1,228,169	-	373,846	69,053	7,314,876
Executive Vice-President	2024	1,002,660	2,595,541	1,730,790	1,755,993	-	314,338	69,613	7,468,935
and Chief Financial	2023	937,694	7,798,752	1,512,387	1,415,327	-	173,485	87,520	11,925,165
Officer

John K. Brooks	2025	1,032,974	2,383,098	1,588,702	1,200,522	-	181,632	113,895	6,500,823
Executive Vice-President	2024	978,722	2,361,117	1,574,366	1,679,354	-	215,788	109,307	6,918,654
and Chief Marketing	2023	902,475	6,405,874	1,390,716	1,385,298	-	449,531	108,024	10,641,918
Officer

Mark A. Redd	2025	1,023,975	2,344,144	1,532,798	1,190,005	-	212,526	125,410	6,428,858
Executive Vice-President	2024	970,675	2,337,922	1,519,567	1,665,321	-	122,310	103,664	6,719,459
and Chief Operating	2023	888,842	6,495,673	1,340,107	1,375,261	-	151,421	108,583	10,359,887
Officer

James D. Clements	2025	659,784	1,571,772	867,023	724,224	-	382,000	57,135	4,261,938
Executive Vice-President	2024	597,670	1,889,283	797,573	1,029,964	-	351,000	61,409	4,726,899
Strategic Planning and	2023	563,229	3,528,844	706,868	901,900	-	680,000	62,729	6,443,570
Corporate Services

(1)

Salary. Represents salary earned in the year. Messrs. Velani and Clements salaries are set in U.S. dollars and paid in Canadian dollars based on semi-annual conversion at an average exchange rate of $1.4041 in 2025.

(2)

Share-based awards. Includes PSU and DSU awards, where applicable. All award values reflect the grant date accounting fair value calculated in accordance with FASB ASC Topic 718: Compensation – Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 24: Stock-based compensation in our 2025 Annual Report on Form 10-K filed with the SEC and securities regulatory authorities in Canada on February 26, 2026 for more details. See 2025 Long-term incentive awards on page 27 for the grant date accounting fair value of the share-based awards granted to each NEO.

The Company’s NEOs are granted share-based awards using the grant date accounting fair value and the 30-day average closing share price on the TSX or the NYSE prior to the grant date.

	Accounting Valuation Methodology

2025 PSU awards	Valuation %	Grant date fair value (TSX / NYSE)

February 4, 2025	100%	$110.28 / US$77.12

June 30, 2025	100%	US$79.27

(3)

Option-based awards. The grant date fair value of stock option awards granted to each NEO has been calculated in accordance with FASB ASC Topic 718: Compensation – Stock Compensation. See Item 8, Financial Statements and Supplementary Data, Note 24: Stock-based compensation in our 2025 Annual Report on Form 10-K filed with the SEC and securities regulatory authorities in Canada on February 26, 2026 for more details.

The Company’s NEOs are granted option-based awards using the grant date accounting fair value and the 30-day average closing share price on the TSX or the NYSE prior to the grant date.

Accounting Valuation Methodology

2025 Stock option awards	Valuation % (TSX / NYSE)	Grant date fair value (TSX / NYSE)

February 4, 2025	23.2% / 28.3%	$25.59 / US$21.80

(4)	Non-equity annual incentive. Cash bonus earned under our short-term incentive plan for 2025 and paid in February 2026.
(5)

Pension. Messrs. Creel and Velani participate in the Canadian defined contribution plan (“DC plan”) and the defined contribution supplemental plan (“DC SERP”). Messrs. Creel and Redd participate in the U.S. supplemental executive retirement plan. Mr. Brooks participates in the Company’s Pension Plan for U.S. Management Employees. Mr. Clements participates in the Canadian defined benefit pension plan (“DB plan”) and the defined benefit supplemental plan (“DB SERP”). See Retirement plans on page 45 for more details.

(6)

All other compensation. The NEOs receive certain benefits and perquisites which are competitive with our comparator group. The table below shows the breakdown of all other compensation for 2025. The values in the table have been converted to Canadian dollars using the 2025 average exchange rate of $1.3978.

	Perquisites						Other compensation

Executive	Personal use of company aircraft ($)(a)	Auto benefits ($)(b)	Housing allowance ($)(c)	Financial and tax planning ($)(d)	Additional medical ($)(e)	Club benefits ($)(f)	401(k) ($)(g)	Employer share purchase plan match ($)(h)	Total ($)

Keith Creel	162,655	46,966	1,405	29,081	-	34,945	16,354	37,363	328,769

Nadeem Velani		35,682		-	-	11,200	-	22,171	69,053

John Brooks		41,934		15,991	7,285	15,655	12,577	20,453	113,895

Mark Redd		41,934		15,991	-	15,655	31,555	20,275	125,410

James Clements		32,871		-	-	11,200	-	13,064	57,135

(a)

Calculated by multiplying the variable cost per air hour by the number of hours used for travel and includes costs for fuel, maintenance, landing fees and other miscellaneous costs. As Mr. Creel is required to travel frequently for business, the Company prefers the CEO use its corporate aircraft when travelling by air within continental North America, whether the travel is business related or for family visitation, in order to ensure his safety and security, and for the immediate ability to move across the Company’s network. Non-corporate use of the corporate aircraft has been limited to family visits.

(b)

All NEOs currently participate in the Company’s car allowance program. Messrs. Velani and Clements’ amounts reflect the cost of a company-leased vehicle and reimbursement of related operating costs for a portion of the calendar year 2025, before they transitioned to the car allowance program.

(c)	Reflects total costs pro-rated for the days Mr. Creel is in Calgary to provide reasonable accommodation.
(d)

Reflects the cost of executive financial counselling provided for Messrs. Creel, Brooks, and Redd. Messrs. Velani and Clements did not use the company provided service. Value of CEO’s financial counseling of $29,081 reflects the Canadian dollar conversion of US$20,805.

(e)

Under the U.S. medical benefits plan, available to all U.S. employees, the majority of the cost of a medical examination is covered by the plan. Only incremental costs for the executive medical are paid for by the Company. In Canada, executive medicals are not covered under the group benefit plan.

(f)

Included in the perquisites program available to all senior executives is a value of $11,200 in their respective home currency. Value of CEO’s club membership of $34,945 reflects the Canadian dollar conversion of US$25,000.

(g)	Reflects company contributions to the 401(k) plan for Messrs. Creel, Brooks, and Redd.
(h)

Company contributions to the Employee Share Purchase Plan (“ESPP”). Our NEOs participate in the ESPP on the same terms and using the same formulas as other participants. See page 44 to read more about the ESPP.

Employment agreements

Except for Mr. Creel, employment agreements for executive officers are set out in a standard offer letter template. The letters contain the standard terms, including an annual salary, participation in the short and long-term incentive plans as approved annually by the Compensation Committee, participation in the benefit plans or programs generally available to management employees and perquisites. As of the date of this Amendment No. 1, all of our NEOs have a two-year non-compete and non-solicitation agreement tied to their Company employment.

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

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards that were outstanding as of December 31, 2025. See Long-term incentive plan beginning on page 26 for more information about our stock option and share-based awards.

		Option-based awards(1)					Share-based awards(2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)(1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)

Keith Creel(3)	31-Jan-20	287,160	53.16	31-Jan-27	8,056,613
	29-Jan-21	237,145	67.24	29-Jan-28	2,076,948
	27-Mar-21	517,385	71.64	27-Mar-28	1,411,164
	31-Jan-22	208,107	71.40	31-Jan-29	636,066
	2-Feb-23	176,323	79.29	2-Feb-30	-
	6-Feb-24	180,558	84.28	6-Feb-31	-
	4-Feb-25	222,551	77.12	4-Feb-32	-
	6-Feb-13					DSU			16,898,066
	2-Feb-23					PSU			7,175,412
	6-Feb-24					PSU	83,885	8,465,482
	4-Feb-25					PSU	95,154	9,602,659
	30-Jun-25					PSU	16,789	1,694,312
Total		1,829,229			12,180,791		195,828	19,762,453	24,073,478

Nadeem Velani	29-Jan-21	600	85.93	29-Jan-28	9,072
	31-Jan-22	64,255	90.94	31-Jan-29	649,618
	2-Feb-23	54,188	105.58	2-Feb-30	-
	6-Feb-24	55,760	113.67	6-Feb-31	-
	4-Feb-25	70,728	110.28	4-Feb-32	-
	26-Feb-14					DSU			359,148
	19-Feb-15					DSU			181,707
	24-Feb-17					DSU			329,673
	22-Feb-19					DSU			717,411
	31-Jan-20					DSU			3,946,604
	2-Feb-23					DSU			1,982,921
	2-Feb-23					PSU			594,725
	17-May-23					PSU	45,782	4,626,284
	6-Feb-24					PSU	23,187	2,343,057
	4-Feb-25					PSU	24,826	2,508,656
Total		245,531			658,690		93,795	9,477,997	8,112,189

John Brooks	14-Feb-19	14,845	40.40	14-Feb-26	676,116
	31-Jan-20	65,130	53.16	31-Jan-27	1,827,299
	29-Jan-21	49,835	67.24	29-Jan-28	436,462
	31-Jan-22	52,289	71.40	31-Jan-29	159,818
	2-Feb-23	41,926	79.29	2-Feb-30	-
	2-May-23	2,607	78.16	2-May-30	-
	6-Feb-24	44,704	84.28	6-Feb-31	-
	4-Feb-25	52,147	77.12	4-Feb-32	-
	6-Sep-12					DSU			535,285
	22-Feb-19					DSU			439,160
	29-Jan-21					DSU			409,366
	31-Jan-22					DSU			359,409
	2-Feb-23					PSU			1,661,991
	2-May-23					PSU			103,173
	17-May-23					PSU	40,168	4,053,670
	6-Feb-24					PSU	20,769	2,095,951
	4-Feb-25					PSU	22,296	2,250,079
Total		323,483			3,099,695		83,233	8,399,700	3,508,384

		Option-based awards(1)					Share-based awards(2)

Executive	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)(1)	Grant type	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)

Mark Redd	31-Jan-20	43,935	53.16	31-Jan-27	1,232,648
	29-Jan-21	41,350	67.24	29-Jan-28	362,149
	31-Jan-22	46,360	71.40	31-Jan-29	141,696
	2-Feb-23	37,172	79.29	2-Feb-30	-
	2-May-23	5,746	78.16	2-May-30	-
	6-Feb-24	43,148	84.28	6-Feb-31	-
	4-Feb-25	50,312	77.12	4-Feb-32	-
	19-Feb-15					DSU			232,148
	22-Feb-19					DSU			372,530
	31-Jan-20					DSU			877,133
	29-Jan-21					DSU			327,336
	31-Jan-22					DSU			292,795
	2-Feb-23					DSU			190,286
	6-Feb-24					DSU			52,377
	4-Feb-25					DSU	2,571	259,495	169,622
	2-Feb-23					PSU			1,473,505
	2-May-23					PSU			227,408
	17-May-23					PSU	39,877	4,024,301
	6-Feb-24					PSU	20,046	2,022,984
	4-Feb-25					PSU	19,360	1,953,804
Total		268,023			1,736,493		81,854	8,260,584	4,215,140

James Clements	3-Sep-19	1,115	62.63	3-Sep-26	42,838
	31-Jan-20	19,920	70.31	31-Jan-27	612,341
	29-Jan-21	14,785	85.93	29-Jan-28	223,549
	31-Jan-22	21,815	90.94	31-Jan-29	220,550
	2-Feb-23	17,152	105.58	2-Feb-30	-
	2-May-23	8,105	106.43	2-May-30	-
	6-Feb-24	25,695	113.67	6-Feb-31	-
	4-Feb-25	33,887	110.28	4-Feb-32	-
	6-Sep-12					DSU			433,947
	26-Feb-14					DSU			263,356
	23-Feb-16					DSU			663,436
	24-Feb-17					DSU			138,555
	31-Jan-22					DSU			703,411
	6-Feb-24					DSU	1,102	111,330	445,320
	4-Feb-25					DSU	2,481	250,678	1,002,711
	2-Feb-23					PSU			627,537
	2-May-23					PSU			295,980
	17-May-23					PSU	22,948	2,318,868
	6-Feb-24					PSU	11,369	1,148,851
	4-Feb-25					PSU	11,895	1,201,941
Total		142,474			1,099,278		49,795	5,031,668	4,574,253

(1)

Option-based awards. Regular options granted before 2017 vest 25 percent each year for four years beginning on the first anniversary of the grant date and expire 10 years from the grant date. Grants made in 2017 and onwards have the same vesting schedule and expire seven years from the grant date. With respect to Messrs. Creel, Brooks, and Redd, exercise prices for option awards are in U.S. dollars. All of Messrs. Velani and Clements’ exercise prices are in Canadian dollars.

Value of unexercised in-the-money options. For stock options granted in Canadian dollars, the value of unexercised in-the-money options at 2025 year-end is based on $101.05, the closing share price on the TSX on December 31, 2025. For U.S. dollar stock option grants, the value of unexercised in-the-money options at 2025 year-end is based on US$73.63, the closing share price on the NYSE on December 31, 2025, converted to Canadian dollars using a year-end exchange rate of $1.3706.

(2)

Share-based awards. Values include reinvested dividends. The unvested 2023, 2024 and 2025 PSU values are based on an assumed payout at target (100 percent). For Messrs. Velani and Clements, the value of unvested PSUs and DSUs is based on $101.05, the closing share price on the TSX on December 31, 2025. For Messrs. Creel, Brooks, and Redd, the value of unvested PSUs and DSUs is based on US$73.63 our closing share price on the NYSE on December 31, 2025, converted to Canadian dollars using a year-end exchange rate of $1.3706.

The vested 2023 PSU and performance DSU values are based on an overall performance factor of 91 percent and a payout price of $101.16 and US$72.85 on the TSX and NYSE, respectively (see Payout of 2023 PSU award on page 31 for more details).

Vested and unvested DSU awards are deferred and cannot be redeemed until the NEO leaves the Company.

Messrs. Velani, Brooks, Redd and Clements were awarded a one-time, special PSU grant on May 17, 2023 to incentivize the delivery of synergies to our shareholders as disclosed in the Company’s 2024 management proxy circular.

(3)

On March 27, 2021, Mr. Creel was awarded a special stock option grant in conjunction with amendments to his executive employment agreement made on March 21, 2021. See Employment agreements on page 39 for more details.

Incentive plan awards – value vested or earned during the year

The table below shows the amount of incentive compensation that vested or was earned in 2025.

Executive	Option-based awards - value vested during the year ($)(1)	Share-based awards - value vested during the year ($)(2)	Non-equity incentive plan compensation - value earned during the year ($)

Keith Creel	1,610,622	7,175,412	3,761,742

Nadeem Velani	839,779	1,982,415	1,228,169

John Brooks	363,809	1,846,589	1,200,522

Mark Redd	310,708	1,767,246	1,190,005

James Clements	250,575	1,082,945	724,224

(1)

Option-based awards—value vested during the year. Includes the aggregate dollar value that would have been realized if the options were exercised on the date of vest. It is calculated as the difference between the closing price (on each of the stock option vest dates in 2025) and the exercise price, converted to Canadian dollars where applicable using the exchange rate on the vest date.

(2)

Share-based awards—value vested during the year. Includes DSUs that have vested during the year and are valued as of the vest date and converted to Canadian dollars where applicable. Also includes the payout value of the 2023 PSUs and performance DSUs. The 2023 PSU value for Messrs. Creel, Brooks and Redd have been converted to Canadian dollars using the year-end exchange rate of $1.3706. See Payout of 2023 PSU award on page 31 and the Outstanding share-based awards and option-based awards on page 41 for more details.

Option exercises and vested stock awards

The table below shows the options exercised and sold by the NEOs in 2025.

Executive	Number of options exercised and sold	Option exercise price ($)	Value realized ($)(1)

Keith Creel	276,250	US$23.36	21,202,996
	271,010	US$41.06	12,204,726

Nadeem Velani	14,635	33.15	1,130,554
	81,565	54.30	4,570,539
	87,275	70.31	3,220,086
	57,190	85.93	1,261,967

John Brooks	37,420	US$41.06	2,053,234

Mark Redd	6,485	US$46.95	286,532
	4,000	US$53.16	155,142

James Clements	17,325	33.15	1,207,383
	15,971	51.14	993,172
	16,620	54.30	806,666

(1)	Based on the market price of shares less the option exercise price on the date of exercise; converted to Canadian dollars using the exchange rate on the exercise date for exercises on the NYSE.

Equity compensation plan information

The table below shows the securities authorized for issuance under equity compensation plans at December 31, 2025. These include the issuance of securities upon exercise of options outstanding under the stock option plan and the director stock option plan.

The table also shows the remaining number of shares available for issuance and includes 1,700,000 shares under the director stock option plan. On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan and there are no outstanding options under that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	5,273,259	96.68	20,116,417

Equity compensation plans not approved by security holders	-	-	-

Total	5,273,259	96.68	20,116,417

See page 26 to read more about the stock option plan. You can also read about the two equity compensation plans in our audited consolidated financial statements for the year ended December 31, 2025, available on our website (investor.cpkcr.com/financials), and on SEDAR+ (www.sedarplus.ca) and EDGAR (www.sec.gov).

Employee Share Purchase Plan (“ESPP”)

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

In 2025, approximately 51 percent of eligible employees participated in the ESPP.

Retirement plans

Canadian pension plans

In 2025, Messrs. Creel and Velani participated in our DC plan and Mr. Clements participated in our DB plan. Mr. Clements also retains an account balance in the DC plan from his participation prior to joining the DB plan.

Defined contribution plan

Participants contribute between 4 and 6 percent of their base salary depending on their age and years of service, and the Company contributes between 4 and 8 percent of a participant’s base salary and annual bonus. For eligible executives, CPKC contributes an additional 6 percent of base salary and annual bonus. Total contributions are limited to the maximum allowed under the Income Tax Act (Canada) ($33,810 for 2025).

Messrs. Creel and Velani also participate, and Mr. Clements previously participated, in the DC SERP, a non-registered plan that provides notional contributions in excess of the Income Tax Act (Canada) limits at the same Company contribution rate as in the DC plan. Company contributions vest after two years of employment. Employees do not contribute to the DC SERP.

The table below shows the DC plan and DC SERP account information as at December 31, 2025.

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)

Keith Creel	5,641,683	860,665	7,065,293

Nadeem Velani	3,095,248	373,846	3,606,344

James Clements	544,946	-	679,387

Defined benefit plan

CPKC sponsors a defined benefit pension plan comprised of a registered plan component and a supplemental plan, which provides benefits in excess of Income Tax Act (Canada) limits. The benefit is based on age, service and a percentage of final average compensation.

The pension formula uses the highest final average earnings and calculates a benefit of 1.3 percent up to the average Year’s Maximum Pensionable Earnings (“YMPE”) and 2.0 percent in excess of the average YMPE, and multiplies that by the years of service to a maximum of 35 years. An unreduced pension is available for all employees as early as age 55 with age plus years of service equal to at least 85, or, if earlier, as early as age 60 for eligible executives. The normal retirement benefit is otherwise payable at age 65. Pensions are partially indexed to inflation after retirement once the participant reaches age 65 and has been retired for at least five years.

The table below summarizes Mr. Clements’ participation in the DB plan and DB SERP in 2025.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-compensatory change ($)	Closing present value of defined benefit obligation ($)
Executive	At December 31, 2025	At age 65	At year end ($)	At age 65 ($)

James Clements	10.00	19.08	209,000	467,000	3,045,000	382,000	37,000	3,464,000

The present value of the defined benefit obligation is based on the assumptions and methods used for financial statement reporting. The present value was determined using a discount rate of 4.96 percent and mortality adjusted actuarial assumptions.

U.S. retirement plans

Our U.S. retirement program has four elements:

•	a qualified defined benefit pension plan (closed plan) which provides annual benefit accruals funded by employer contributions determined from U.S. Internal Revenue Service (“IRS”) rules;
•	a non-qualified defined benefit pension plan (closed plan) for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$350,000 for 2025).
•	a qualified 401(k) plan with automatic employer contributions for eligible employees and an employer match on voluntary employee contributions; and
•	a non-qualified defined contribution plan for certain employees whose compensation exceeds the U.S. Internal Revenue Code limit (US$350,000 for 2025).

CPKC pension plan for U.S. management employees (closed plan)

CPKC sponsors a defined benefit pension plan comprised of a Basic Defined Benefit Pension Plan (“Basic DB Plan”) and a Supplemental Pension Plan, which provides retirement benefits in excess of the Basic DB Plan. The benefit is based on age, service and a percentage of final average compensation.

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

The table below summarizes Mr. Brooks’ participation in the Basic DB Plan and Supplemental Pension Plan in 2025. The values in the table have been converted to Canadian dollars using the 2025 average exchange rate of $1.3978.

	Years of credited service		Annual benefits payable		Opening present value of defined benefit obligation ($)	Compensatory change ($)	Non-compensatory change ($)	Closing present value of defined benefit obligation ($)
Executive	At December 31, 2025	At age 65	At year end ($)	At age 65 ($)

John Brooks	17.17	27.25	419,548	677,378	3,171,745	181,632	384,210	3,737,587

The present value of the defined benefit obligation is based on the assumptions and methods used for financial statement reporting. The present value was determined using a discount rate of 5.55 percent and mortality adjusted actuarial assumptions.

401(k) plan

Individuals can make pre-tax or post-tax (“Roth”) contributions to the 401(k) plan subject to limits imposed by the IRS. The Company provides a matching contribution of 50 percent on the first six percent of eligible earnings. All contributions vest immediately.

In addition, for eligible employees, the Company makes an annual contribution equal to 3.5 percent of eligible earnings, which include base salary and annual bonus. These earnings are subject to compensation limits imposed by the IRS.

Supplemental defined contribution plan (“U.S. DC SERP”)

The U.S. DC SERP is an unfunded, non-qualified defined contribution plan that provides a notional company contribution equal to six percent of eligible earnings without regard to the limits imposed by the IRS. Eligible earnings include base salary and annual bonus. In addition, for earnings in excess of the limits imposed by the U.S. Internal Revenue Code, an additional 3.5 percent contribution is made. Company contributions vest at the end of three years.

Messrs. Creel and Redd participated in the U.S. DC SERP in 2025. The table below shows the U.S. DC SERP account information as at December 31, 2025 with values converted to Canadian dollars using the 2025 average exchange rate of $1.3978.

Executive	Accumulated value at start of year ($)	Compensatory ($)	Accumulated value at year end ($)

Keith Creel	1,401,336	15,096	1,650,017

Mark Redd	934,785	212,526	1,352,286

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

Eligible executives can elect to defer a portion of their PSU grant prior to the start of the performance period. These performance DSUs are subject to the same performance and vesting conditions as the corresponding PSU grant. To align with the granting practice of the PSU plan, the elected amount converted to performance DSUs is based on the market closing price of a CPKC common share for the 30 trading days prior to the grant date. The performance DSUs may receive up to a 25 percent match upon vesting (subject to a matching DSU cap), three years from the grant date.

To defer any compensation, elections must be made by June 30th of the calendar year prior to the new fiscal year. Matching DSUs cannot exceed 20 percent of the executives’ total ownership requirement.

The table below shows the number and value of DSUs outstanding as at December 31, 2025.

Executive	Unvested DSUs (#)	Vested DSUs (#)	Total Units (#)	Value as at December 31, 2025 ($)(1)

Keith Creel	0	167,445	167,445	16,898,066

Nadeem Velani	0	74,379	74,379	7,517,464

John Brooks	0	17,274	17,274	1,743,221

Mark Redd	2,571	24,914	27,485	2,773,724

James Clements	3,582	36,128	39,710	4,012,744

(1)

We valued the outstanding DSUs using $101.05, our closing share price on the TSX on December 31, 2025 for Messrs. Velani and Clements and US$73.63, our closing share price on the NYSE and converted to Canadian dollars using a year-end exchange rate of $1.3706 for Messrs. Creel, Brooks, and Redd.

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

Mr. Creel is covered under the terms of his employment agreement effective January 31, 2017, as amended December 18, 2018 and March 21, 2021, that includes non-competition, non-solicitation and confidentiality restrictions. Messrs. Velani, Brooks, Redd and Clements are subject to the same terms as all other employees for resignation, retirement, termination with cause, termination without cause and change in control. Messrs. Velani, Brooks, Redd and Clements have signed non-competition and non-solicitation agreements in each year of their employment with the Company that also have confidentiality restrictions.

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

The table below shows the estimated incremental amounts that would be paid to Mr. Creel, if his employment had been terminated without cause on December 31, 2025. There is no extra tax gross-up provision for any termination benefit.

Name	Severance period (# of months)	Base pay ($)	Short-term incentive ($)	Additional retirement benefits ($)	Other benefits(1) ($)	Accelerated vesting of share-based and options-based awards(2) ($)	Incremental value on termination without cause ($)

Keith Creel	24	3,700,620	6,373,290	-	37,358	-	10,111,268

(1)	Reflects the value of accelerated vesting of shares purchased under the ESPP for Mr. Creel.
(2)

Pursuant to the terms of Mr. Creel’s employment agreement, as amended from time to time, if Mr. Creel’s employment had been terminated without cause on December 31, 2025, his unvested performance share units would have remained eligible for continued vesting at the end of the applicable performance periods based on the applicable performance factors, and his unvested stock options would have remained eligible for continued vesting based on their original vesting schedule. On December 31, 2025, the value of Mr. Creel’s unvested performance share units was $19,762,453 and the value of his unvested stock options was $159,014, both based on our closing share price on the NYSE on December 31, 2025 of US$73.63, converted to Canadian dollars using a year-end exchange rate of $1.3706.

CEO pay ratio

CPKC is voluntarily providing transparency and public disclosure related to CEO pay as compared to the median employee. As our proxy is governed under Canadian Securities Administrators (“CSA”) regulations; we are not required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Item 402(u) of Regulation S-K to disclose information about the ratio of the annual total compensation of our median employee and the annual total compensation (pay ratio) of Mr. Creel, our President and CEO. In support of the Board’s commitment to progressive disclosure practices we have determined and are disclosing the CEO pay ratio for 2025 in the table below.

As at December 31, 2025

CEO pay ratio	183:1

Excluding employees located in Mexico	164:1

To identify our median employee, we conducted an analysis of the total compensation of our employee population in Canada, U.S. and Mexico, other than our CEO, who were employed by the Company on December 31, 2025. We have determined that using the taxable income reported on the T4 box 14 employment income and W-2 box 1 income for employees in Canada and the U.S., provides a reasonable and consistent estimate for evaluating annual total compensation. We used aggregate payroll data to provide a reasonable estimate of the annual total compensation in Mexico. The median employee annual total compensation for 2025 of employees located in Canada, U.S. and Mexico is $140,021 while the median annual total compensation of employees located in Canada and the U.S. is $155,548 In accordance with applicable U.S. disclosure rules, we calculated 2025 annual total compensation for our median employees using the same methodology that we use to determine our NEOs’ annual total compensation in the Summary compensation table on page 38.

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

Director compensation for 2025

Our director compensation program shares the same objective as our executive compensation program: to attract and retain qualified directors and to align the interests of directors and shareholders.

Flat fee retainer

We pay directors a flat fee retainer, which reflects the director’s ongoing oversight and responsibilities throughout the year and attendance at Board and committee meetings.

Directors receive 100 percent of their annual retainer in Director Deferred Share Units (“DDSU”s) until they have met their share ownership requirements. After that they must receive at least 50 percent of their retainer in DDSUs, and can receive the balance in cash. Directors must make their election before the beginning of each calendar year.

Directors must meet their share ownership requirements within five years of joining the Board.

The table below shows the flat fee retainers for 2025. In 2025, Canadian directors’ fees were converted to Canadian dollars and the number of DDSUs received was based on the trading price of our shares on the TSX. U.S. directors were paid in U.S. dollars and the number of DDSUs they received was based on the trading price of our shares on the NYSE.

Aligning director and shareholder interests

Directors receive their annual retainer in deferred share units so they have an ongoing stake in our future success, aligning their interests with those of our shareholders.

About DDSUs

DDSUs are granted to directors under the director deferred share unit plan. Only non-employee directors participate in the plan. DDSU’s are only granted in lieu of cash fees on a value-for-value basis.

A DDSU is a bookkeeping entry that has the same value as one common share. DDSUs earn additional units as dividend equivalents at the same rate as dividends paid on our shares. DDSUs vest immediately.

2025 Annual Director Compensation	Annual Retainer(1)
Compensation – All Directors	US$300,000
Additional retainer – Chair of Governance Committee, Risk and Sustainability Committee and Integration Committee	US$30,000
Additional retainer – Chair of Audit and Finance Committee and Compensation Committee	US$40,000
Additional retainer – Board Chair	US$225,000

(1)	Reflects annual amounts as approved in April 2025. For actual amounts received by each director in 2025, see 2025 Director Compensation on page 51.

We reimburse directors for travel and out-of-pocket expenses related to attending their Board and committee meetings and other business on behalf of the Company.

Mr. Creel does not receive any director compensation because he is compensated in his role as President and CEO.

Benchmarking

CPKC’s comparator group was amended in 2024 to reflect five Class I railroad peers and 14 capital-intensive North American companies. Director compensation was last updated in 2025.

Independent advice

The Governance Committee makes its own decisions, which may reflect factors and considerations other than the information and recommendations provided by its external consultant.

Board assessment and evaluation process

The Governance Committee annually reviews and recommends best practices relating to corporate governance, succession planning, shareholder engagement, and director education. The Board conducts a comprehensive annual assessment of its effectiveness, including peer and self-evaluation of individual directors (which the Governance Committee uses to assess their ability to perform core duties and overall effectiveness), reviews committee mandates and leadership, and solicits feedback from senior management. The results of the assessment are reviewed with the full Board and used to inform Board development and improvement.

2025 Director Compensation

The Governance Committee reviews director compensation every two to three years based on the directors’ responsibilities, time commitment and the compensation provided by comparable companies. The Board last reviewed director compensation in April 2025. At that time, the annual board retainer was increased from US$280,000 to US$300,000 and the additional Board Chair retainer was increased from US$195,000 to US$225,000 per year. No changes were made to the additional committee chair retainers. The chairs of the Compensation Committee and the Audit and Finance Committee receive an additional US$40,000 per year. All other committee chairs receive an additional US$30,000 per year.

We paid directors a total of approximately $5,101,678 in 2025 as detailed in the table below. Directors receive a flat fee retainer to cover their ongoing oversight and responsibilities throughout the year, and they do not receive additional compensation for attendance at Board and committee meetings.

Directors receive 100 percent of their annual retainer in DDSUs until they have met their share ownership requirements. After that, directors are required to receive at least 50 percent of their compensation in DDSUs. The totals listed in the chart below represent (1) the approximate dollar value of DDSUs credited to each director’s DDSU account in 2025, based on the closing fair market value of our shares on the grant date plus (2) the cash portion paid if a director elected to receive a portion of their compensation in cash.

Mr. Creel does not receive compensation in respect of his role as a director because he is compensated in respect of his role as President and CEO (see pages 32 and 39 for details). He is therefore not included in the chart below.

All figures in the chart below are in Canadian dollars.

Name	Fees earned(2) (paid in cash) ($)	Share-based awards(1)(2) (DDSUs) ($)	All other compensation(2)(3) ($)	Total ($)	% of Total Fees Taken in DDSUs

Hon. John Baird, P.C.	0	449,343	1,000	450,343	100

Isabelle Courville	353,190	353,190	1,000	707,380	50

Amb. Antonio Garza (Ret)(4)	0	410,124	51,719	461,843	100

Arturo Gutiérrez Hernández	0	410,124	1,398	411,522	100

Hon. Edward Hamberger	0	452,058	1,398	453,456	100

Janet Kennedy	0	466,036	1,398	467,434	100

Henry Maier	205,062	205,062	1,398	411,522	50

Matthew Paull	0	466,036	1,398	467,434	100

Jane Peverett	203,822	203,822	1,000	408,644	50

Andrea Robertson	203,822	203,822	1,000	408,644	50

Gordon Trafton	226,029	226,029	1,398	453,456	50

(1)

The value of the share-based awards has been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”) using the grant date fair value, which is prescribed by the DDSU Plan.

(2)

All directors fees are initially determined in U.S. dollars. The value of director share-based awards, and cash and other payments, as applicable, is paid as follows: Ms. Kennedy and Messrs. Garza, Gutierrez, Hamberger, Maier, Paull and Trafton were paid in U.S. dollars and their amounts have been converted to Canadian dollars using the 2025 average exchange rate of $1.3978. Ms. Courville, Peverett and Robertson and Mr. Baird were paid in Canadian dollars based on the exchange rate on the grant date.

(3)

Each director was provided with a $1,000 donation in local currency to the charity of their choice in December 2025 in gratitude for their year of service. This amount appears under All other compensation.

(4)

Mr. Garza was paid annual director fees of US$36,000 by CPKC’s wholly owned subsidiary, Kansas City Southern de Mexico, S.A. de C.V., for serving as Chairman of its board of directors. This amount has been converted to Canadian dollars using the 2025 average exchange rate of $1.3978.

You can read more about our director compensation program beginning on page 50.

Incentive plan awards

Outstanding share-based awards and option-based awards

The table below shows all vested and unvested equity incentive awards held by directors that are outstanding as of December 31, 2025.

On July 21, 2003, the Board suspended any additional grants of options under the director stock option plan. There are no outstanding options under that plan.

Non-employee directors are not granted stock options under the Management Stock Option Incentive Plan.

	Share-based awards
Name	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)	Market or payout value of vested share-based awards not paid out or distributed ($)(1)

Hon. John Baird, P.C.	-	-	5,147,279

Isabelle Courville	-	-	7,180,640

Amb. Antonio Garza (Ret)	-	-	1,009,762

Arturo Gutiérrez Hernández			458,391

Hon. Edward Hamberger	-	-	2,512,574

Janet Kennedy	-	-	1,098,878

Henry Maier	-	-	637,222

Matthew Paull	-	-	5,530,086

Jane Peverett	-	-	3,492,845

Andrea Robertson	-	-	2,201,061

Gordon Trafton	-	-	3,485,022

(1)

Calculated based on the closing price of our shares on December 31, 2025 (the last trading day of the year) on the TSX ($101.05), in the case of directors resident in Canada, and on the NYSE (US$73.63) which was converted to Canadian dollars using the year-end exchange rate of $1.3706, in the case of the directors resident in the U.S. and Mexico.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 – “Executive Compensation” for information regarding our equity compensation plans on page 12.

Beneficial Ownership Table

The table below sets forth the number and percentage of outstanding common shares beneficially owned by each person, or group of persons, known by CPKC based on publicly available information as of March 9, 2026, to own beneficially more than five percent of our common shares, each of our directors, each of our NEOs and all directors and executive officers as a group.

Name of beneficial owner	Common Shares beneficially owned	Percent of Class
Hon. John Baird, P.C.(a)	0	*
Isabelle Courville(a)	0	*
Amb. Antonio Garza (Ret.)(a)	12,828	*
Arturo Gutiérrez Hernández(a)	0	*
Hon. Edward Hamberger(a)	0	*
Janet Kennedy(a)	7,944	*
Henry Maier(a)	26,206	*
Marc Parent(a)	13,933	*
Matthew Paull(a)	18,690	*
Jane Peverett(a)	0	*
Andrea Robertson(a)	0	*
Gordon Trafton(a)	0	*
Keith Creel(a)(b)(c)	1,627,856	*
Nadeem Velani(b)(d)	154,297	*
John Brooks(b)(e)	250,511	*
Mark Redd(b)(f)	223,998	*
James Clements(b)(g)	110,550	*
TCI Fund Management Limited(i)	55,514,385	6.19%
All current executive officers and directors as a group (24 Persons)(h)	2,695,231	*

*	Represents less than one percent of the outstanding common shares.
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

(c)

The Common Shares owned by Mr. Creel comprise (i) 1,527,958 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 99,898 shares held by Mr. Creel directly.

(d)

The Common Shares owned by Mr. Velani comprise (i) 151,058 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 3,239 shares held by Mr. Velani directly.

(e)

The Common Shares owned by Mr. Brooks comprise (i) 235,392 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 15,119 shares held by Mr. Brooks directly.

(f)

The Common Shares owned by Mr. Redd comprise (i) 196,550 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 27,448 shares held by Mr. Redd directly.

(g)

The Common Shares owned by Mr. Clements comprise (i) 95,872 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 14,678 shares held by Mr. Clements directly.

(h)

The Common Shares owned by all current executive officers and directors as a group comprise (i) 2,415,163 shares issuable upon the exercise of stock options that have vested or will vest within the next 60 days and (ii) 280,068 shares held directly.

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

In 2025, there were no transactions between the Company and a related person as described in Item 404 of Regulation S-K.

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

The Board reviews director independence continually and annually using director questionnaires as well as by reviewing updated biographical information, meeting with directors individually, and conducting a comprehensive assessment of all business and other relationships and interests of each director with respect to the Company and our subsidiaries. In 2025, the Board confirmed that each director, except for Mr. Creel, is independent in accordance with the standards for independence established by the NYSE and the CSA. Mr. Creel is not independent because of his position as President and CEO.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below shows the fees we paid to Ernst & Young LLP (“EY”) in 2025 and 2024 for audit and non-audit services. Representatives of EY will participate at the Meeting and will have an opportunity to make a statement and respond to any questions from shareholders.

For the year ended December 31	2025	2024
Audit fees for audit of our annual financial statements, reviews of quarterly reports and services relating to statutory and regulatory filings or engagements (including attestation services and audit of financial statements of certain subsidiaries and certain pension and benefits plans), and advice on accounting and/or disclosure matters	$6,702,400	$6,268,200
Audit-related fees for services related to the audit but not included in the audit fees above, including securities filings	$350,000	$-
Tax fees for services relating to tax compliance, tax planning and tax advice	$187,900	$510,900
All other fees	$-	$-
Total	$7,240,300	$6,779,100

Pre-approval of audit services and fees

The Audit and Finance Committee has a written policy for pre-approving audit and non-audit services by the external auditors and their fees, in accordance with the applicable laws and requirements of stock exchanges and securities regulatory authorities.

The policy sets out the following governance procedures:

•	the Audit and Finance Committee pre-approves the terms of the annual engagement of the external auditors.
•	the Audit and Finance Committee is responsible for pre-approving annual audit and non-audit services, as well as pre-approving the external auditors’ compensation for audit and non-audit services.
•

the Senior Vice-President, Accounting, Planning and Procurement submits reports at least quarterly to the Audit and Finance Committee listing the services that were performed or planned to be performed by the external auditors.

•

any additional services to be provided by the external auditors that were not included in the list of pre-approved services or any services to be performed that will exceed the budgeted amount by more than 10 percent must each be pre-approved by the Audit and Finance Committee or the committee chair. The committee chair must report any additional pre-approvals at the next committee meeting.

•	the Audit and Finance Committee reviews the policy as necessary to make sure it continues to reflect our needs.
•	our Chief Internal Auditor monitors compliance with the policy.

The Audit and Finance Committee or committee chair must be satisfied that any services it pre-approves will not compromise the independence of the external auditors. The committee pre-approved all services performed by the external auditors in 2025, in accordance with the policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Part IV (Item 15) of the 2025 Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

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
Keith Creel
President, Chief Executive Officer and Director

Dated: April 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 23, 2026.

Signature	Title

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Keith Creel

*	Executive Vice-President and Chief Financial Officer
Nadeem Velani	(Principal Financial Officer and Principal Accounting Officer)

*	Chair of the Board of Directors
Isabelle Courville

*	Vice-Chair of the Board of Directors
Gordon T. Trafton

*	Director
John R. Baird

*	Director
Antonio Garza

*	Director
Arturo Gutiérrez Hernández

*	Director
Edward R. Hamberger

*	Director
Janet H. Kennedy

*	Director
Henry Maier

*	Director
Marc Parent

*	Director
Matthew H. Paull

*	Director
Jane L. Peverett

*	Director
Andrea Robertson

*By:	/s/ NADEEM VELANI
Nadeem Velani
Attorney-in-Fact