Form 10-Q
period 2026-03-31
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2026-04-30
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 28, 2026, there were 887,736,404 of the registrant’s Common Shares outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars, except share and per share data)	2026	2025
Revenues (Note 3)
Freight	$3,628	$3,727
Non-freight	73	68
Total revenues	3,701	3,795
Operating expenses
Compensation and benefits	691	682
Fuel	458	481
Materials	127	124
Equipment rents	95	99
Depreciation and amortization	512	504
Purchased services and other	560	588
Total operating expenses	2,443	2,478

Operating income	1,258	1,317
Other expense	20	7
Other components of net periodic benefit recovery (Note 11)	(110)	(107)
Net interest expense	228	216
Income before income tax expense	1,120	1,201
Current income tax expense	260	266
Deferred income tax expense	15	26
Income tax expense (Note 4)	275	292
Net income	$845	$909
Net loss attributable to non-controlling interest	(1)	(1)
Net income attributable to controlling shareholders	$846	$910

Earnings per share (Note 5)
Basic earnings per share	$0.94	$0.98
Diluted earnings per share	$0.94	$0.97

Weighted-average number of shares (millions) (Note 5)
Basic	896.8	933.2
Diluted	897.3	934.3

Dividends declared per share	$0.228	$0.190
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2026	2025
Net income	$845	$909
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	538	(29)
Change in derivatives designated as cash flow hedges	(1)	1
Change in pension and post-retirement defined benefit plans	1	3
Other comprehensive income from equity investees	1	—
Other comprehensive income (loss) before income taxes	539	(25)
Income tax recovery (expense)	14	(3)
Other comprehensive income (loss)	553	(28)
Comprehensive income	$1,398	$881
Comprehensive income (loss) attributable to non-controlling interest	15	(2)
Comprehensive income attributable to controlling shareholders	$1,383	$883
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	March 31	December 31
(in millions of Canadian dollars)	2026	2025
Assets
Current assets
Cash and cash equivalents	$409	$184
Accounts receivable, net (Note 7)	2,196	2,029
Materials and supplies	534	502
Other current assets	265	224
	3,404	2,939
Investments	485	473
Properties	56,126	55,323
Goodwill	18,748	18,436
Intangible assets	2,939	2,911
Pension asset	5,229	5,129
Other assets	753	734
Total assets	$87,684	$85,945
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,632	$2,751
Long-term debt maturing within one year (Note 8, 9)	2,437	3,240
	5,069	5,991
Pension and other benefit liabilities	537	537
Other long-term liabilities	811	815
Long-term debt (Note 8, 9)	21,883	19,948
Deferred income taxes	11,968	11,829
Total liabilities	40,268	39,120
Shareholders’ equity
Share capital	24,623	24,751
Additional paid-in capital	118	105
Accumulated other comprehensive income (Note 6)	1,775	1,238
Retained earnings	19,937	19,783
	46,453	45,877
Non-controlling interest	963	948
Total equity	47,416	46,825
Total liabilities and equity	$87,684	$85,945
See Contingencies (Note 13).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars)	2026	2025
Operating activities
Net income	$845	$909
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	512	504
Deferred income tax expense	15	26
Pension recovery and funding (Note 11)	(99)	(95)
Settlement of Mexican taxes	—	(11)
Other operating activities, net	(12)	(11)
Changes in non-cash working capital balances related to operations	(285)	(166)
Net cash provided by operating activities	976	1,156
Investing activities
Additions to properties	(664)	(711)
Additions to Meridian Speedway properties	(5)	(12)
Proceeds from sale of properties and other assets	8	11
Other investing activities, net	(11)	(3)
Net cash used in investing activities	(672)	(715)
Financing activities
Dividends paid	(204)	(177)
Issuance of Common Shares	25	8
Purchase of Common Shares (Note 10)	(680)	(347)
Repayment of long-term debt, excluding commercial paper (Note 8)	(345)	(935)
Issuance of long-term debt, excluding commercial paper (Note 8)	1,621	1,710
Net repayment of commercial paper (Note 8)	(494)	(453)
Net repayment of short-term borrowings	—	(285)
Other financing activities, net	(4)	(5)
Net cash used in financing activities	(81)	(484)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	2	(1)
Cash position
Net increase (decrease) in cash and cash equivalents	225	(44)
Cash and cash equivalents at beginning of period	184	739
Cash and cash equivalents at end of period	$409	$695

Supplemental cash flow information
Income taxes paid	$291	$237
Interest paid	$203	$180
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended March 31
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at January 1, 2026	897.6	$24,751	$105	$1,238	$19,783	$45,877	$948	$46,825
Net Income (loss)	—	—	—	—	846	846	(1)	845
Other comprehensive income (Note 6)	—	—	—	537	—	537	16	553
Dividends declared ($0.228 per share)	—	—	—	—	(204)	(204)	—	(204)
Effect of stock-based compensation expense	—	—	19	—	—	19	—	19
Common Shares repurchased (Note 10)	(5.4)	(158)	—	—	(488)	(646)	—	(646)
Common Shares issued under stock option plan	0.4	6	(6)	—	—	—	—	—
Cash received upon options exercised	—	24	—	—	—	24	—	24
Balance as at March 31, 2026	892.6	$24,623	$118	$1,775	$19,937	$46,453	$963	$47,416
Balance as at January 1, 2025	933.5	$25,689	$94	$2,680	$19,429	$47,892	$998	$48,890
Net Income (loss)	—	—	—	—	910	910	(1)	909
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss (Note 6)	—	—	—	(27)	—	(27)	(1)	(28)
Dividends declared ($0.190 per share)	—	—	—	—	(177)	(177)	—	(177)
Effect of stock-based compensation expense	—	—	16	—	—	16	—	16
Common Shares repurchased (Note 10)	(3.3)	(96)	—	—	(279)	(375)	—	(375)
Common Shares issued under stock option plan	0.2	10	(3)	—	—	7	—	7
Balance as at March 31, 2025	930.4	$25,603	$107	$2,653	$19,883	$48,246	$997	$49,243
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)

1    Description of business and basis of presentation

Canadian Pacific Kansas City Limited ("CPKC" or the "Company") owns and operates a transcontinental freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. The Company transports bulk commodities, merchandise freight, and intermodal traffic. CPKC's Common Shares ("Common Shares") trade on the Toronto Stock Exchange ("TSX") and New York Stock Exchange under the symbol "CP".

These unaudited interim consolidated financial statements ("Interim Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). They do not include all of the information required for a complete set of annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2025 ("last annual consolidated financial statements"). Selected explanatory notes are included to explain events and transactions that are significant to an understanding of the changes in the Company's financial position and results of operations since the last annual consolidated financial statements. These Interim Consolidated Financial Statements have been prepared using the same significant accounting policies used in the last annual consolidated financial statements, except for the adoption of new accounting standards (see Note 2). Amounts are stated in Canadian dollars unless otherwise noted.

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

2    Accounting changes

Accounting Standards Update ("ASU") 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

On January 1, 2026, the Company prospectively adopted ASU 2025-05, which simplifies estimating credit losses on current accounts receivable and current contract assets. Under the new guidance, CPKC elected to adopt a practical expedient allowing the Company to assume that conditions existing as of the balance sheet date will remain unchanged over the remaining life of the asset when developing reasonable and supportable forecasts for estimating expected credit losses. Adoption of ASU 2025-05 did not have a material impact on the Company's Interim Consolidated Financial Statements.

Other accounting standards that became effective during the three months ended March 31, 2026, did not have a material impact on the Company's Interim Consolidated Financial Statements. Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations upon adoption.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended March 31
(in millions of Canadian dollars)	2026	2025
Grain	$871	$788
Coal	226	257
Potash	149	156
Fertilizers and sulphur	112	114
Forest products	181	217
Energy, chemicals and plastics	700	758
Metals, minerals and consumer products	438	448
Automotive	296	315
Intermodal	655	674
Total freight revenues	3,628	3,727
Non-freight excluding leasing revenues	45	41
Revenues from contracts with customers	3,673	3,768
Leasing revenues	28	27
Total revenues	$3,701	$3,795

4    Income taxes

The effective income tax rate including discrete items for the three months ended March 31, 2026 was 24.60%, compared to 24.32% for the same period in 2025.

For the three months ended March 31, 2026, the effective income tax rate was 24.75%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $93 million and acquisition-related costs of $9 million, both related to the Kansas City Southern ("KCS") acquisition, and advisory costs related to the analysis and advocacy in connection with the U.S. Surface Transportation Board's review of the proposed merger between Union Pacific Corporation and Norfolk Southern Corporation of $13 million.

For the three months ended March 31, 2025, the effective income tax rate was 24.50%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $94 million and acquisition-related costs of $20 million, both related to the KCS acquisition.

2014 Tax Assessment

Canadian Pacific Kansas City Mexico's ("CPKCM") 2014 Tax Assessment is currently in litigation (see Note 13).

5    Earnings per share

	For the three months ended March 31
(in millions, except per share data)	2026	2025
Net income attributable to controlling shareholders	$846	$910
Weighted-average basic shares outstanding	896.8	933.2
Dilutive effect of stock options	0.5	1.1
Weighted-average diluted shares outstanding	897.3	934.3
Basic earnings per share	$0.94	$0.98
Diluted earnings per share	$0.94	$0.97

For the three months ended March 31, 2026, there were 1.3 million stock options excluded from the computation of diluted earnings per share because their effects were not dilutive (three months ended March 31, 2025 - 1.5 million).

6    Changes in Accumulated other comprehensive income ("AOCI") by component

Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

	For the three months ended March 31
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2026	$1,829	$9	$(602)	$2	$1,238
Other comprehensive income before reclassifications	536	—	—	1	537
Amounts reclassified from AOCI	—	(1)	1	—	—
Net other comprehensive income (loss)	536	(1)	1	1	537
Balance as at March 31, 2026	$2,365	$8	$(601)	$3	$1,775
Opening balance, January 1, 2025	$3,413	$10	$(738)	$(5)	$2,680
Other comprehensive loss before reclassifications	(28)	—	—	—	(28)
Amounts reclassified from AOCI	—	—	1	—	1
Net other comprehensive (loss) income	(28)	—	1	—	(27)
Balance as at March 31, 2025	$3,385	$10	$(737)	$(5)	$2,653

7    Accounts receivable, net

(in millions of Canadian dollars)	As at March 31, 2026	As at December 31, 2025
Total accounts receivable	$2,306	$2,146
Allowance for credit losses	(110)	(117)
Total accounts receivable, net	$2,196	$2,029

8    Debt

During the three months ended March 31, 2026, the Company repaid, at maturity, U.S. $250 million ($339 million) 3.70% 10.5-year notes.

Issuance of long-term debt

During the three months ended March 31, 2026, the Company issued U.S. $600 million ($821 million) 4.00% 3-year unsecured notes due March 15, 2029 for net proceeds of U.S. $597 million ($816 million), and U.S. $600 million ($821 million) 5.50% 30-year unsecured notes due March 15, 2056 for net proceeds of U.S. $589 million ($805 million). The issued notes pay interest semi-annually and carry a negative pledge.

Credit facility

The Company's revolving credit facility agreement (the "facility") consists of a two-year U.S. $1.1 billion tranche maturing June 25, 2027, and a five-year U.S. $1.1 billion tranche maturing June 25, 2030. As at March 31, 2026, the facility was undrawn (December 31, 2025 - undrawn). The Company presents draws and repayments on the facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Commercial paper program

Effective March 27, 2026, the Company increased the maximum size of its commercial paper program through the addition of a Canadian dollar commercial paper program which allows the Company to borrow Canadian dollars in the form of unsecured promissory notes. This increased the maximum amount the Company can borrow under the program from U.S. $1.5 billion to U.S. $2.2 billion, or the Canadian dollar equivalent, on a combined basis. This commercial paper program is backed by the U.S. $2.2 billion facility. As at March 31, 2026, the Company had total commercial paper borrowings outstanding of U.S. $485 million ($676 million) recognized in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2025 - U.S. $850 million ($1,165 million)). The weighted-average interest rate on these borrowings as at March 31, 2026 was 4.04% (December 31, 2025 - 4.02%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $23,644 million as at March 31, 2026 (December 31, 2025 - $22,023 million), had a fair value of $22,089 million (December 31, 2025 - $20,740 million).

B. Financial risk management

Foreign exchange ("FX") management

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge for the three months ended March 31, 2026 was an unrealized FX loss of $123 million (three months ended March 31, 2025 - unrealized FX gain of $6 million) recognized in “Other comprehensive income (loss)”.

10    Share repurchases

On January 28, 2026, the Company announced a normal course issuer bid ("NCIB"), commencing February 2, 2026, to purchase up to 44.9 million Common Shares in the open market for cancellation on or before February 1, 2027.

On February 27, 2025, the Company announced a NCIB, commencing March 3, 2025, to purchase up to 37.3 million Common Shares in the open market for cancellation on or before March 2, 2026. By October 29, 2025, the Company had purchased and cancelled all 37.3 million Common Shares authorized to be purchased under the NCIB.

All purchases were made in accordance with the respective NCIB at prevailing market prices plus brokerage fees, with consideration allocated to "Share capital" up to the average carrying amount of the Common Shares and any excess allocated to "Retained earnings".

In accordance with Canadian tax legislation, the Company has accrued for a 2% tax on the fair market value of Common Shares repurchased (net of qualifying issuances of equity) as a direct cost of Common Share repurchases recognized in Shareholders’ equity. During the three months ended March 31, 2026, the Company has accrued a liability of $11 million (three months ended March 31, 2025 - $7 million), for the tax due on the net Common Share repurchases made, payable within the first quarter of the following year.

The following table provides activities under the share repurchase program:

	For the three months ended March 31
	2026	2025
Number of Common Shares repurchased(1)	5,735,907	3,480,658
Weighted-average price per Common Share(2)	$112.62	$107.68
Amount of repurchase (in millions of Canadian dollars)(1)(2)	$646	$375
(1)    Includes Common Shares repurchased but not yet cancelled at end of period.
(2)    Includes brokerage fees and applicable tax on Common Share repurchases.

11    Pension and other benefits

During the three months ended March 31, 2026, the Company made contributions to its defined benefit pension plans of $3 million (three months ended March 31, 2025 - $4 million).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended March 31
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2026	2025	2026	2025	2026	2025
Current service cost	$19	$21	$3	$3	$22	$24
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	118	117	5	5	123	122
Expected return on plan assets	(234)	(232)	—	—	(234)	(232)
Recognized net actuarial (gain) loss	(1)	2	—	—	(1)	2
Amortization of prior service costs	2	1	—	—	2	1
Total other components of net periodic benefit (recovery) cost	(115)	(112)	5	5	(110)	(107)
Net periodic benefit (recovery) cost	$(96)	$(91)	$8	$8	$(88)	$(83)

12    Stock-based compensation

As at March 31, 2026, the Company had several stock-based compensation plans including stock option plans, various cash-settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three months ended March 31, 2026 of $49 million (three months ended March 31, 2025 - expense of $34 million).

Stock options plan

In the three months ended March 31, 2026, under the Company’s stock options plan, the Company issued 1,189,411 options at the weighted-average price of $104.69 per share, based on the closing price of the Company's Common Shares on the TSX at the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire seven years from the grant date.

Under the fair value method, the fair value of the stock options at the grant date was approximately $30 million.

Performance share unit plans

During the three months ended March 31, 2026, the Company issued 629,722 Performance Share Units ("PSUs") with a grant date fair value of $66 million and 20,386 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into Deferred Share Units ("DSUs") pursuant to the DSU plan, are eligible for a 25% Company match if the employee has not exceeded their Common Share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for all PSUs and all PDSUs granted in the three months ended March 31, 2026 is January 1, 2026 to December 31, 2028 and the performance factors are Free Cash Flow ("FCF") and Total Shareholder Return ("TSR"), compared to the Standard and Poor's ("S&P")/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index.

The performance period for all of the 544,175 PSUs and 26,333 PDSUs granted in 2023 was January 1, 2023 to December 31, 2025, and the performance factors were FCF, Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), TSR compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to Class I railways. The resulting payout was 91% of the outstanding units multiplied by the Company's average Common Share price calculated based on the last 30 trading days preceding December 31, 2025. In the first quarter of 2026, payouts were $42 million on 461,766 PSUs, including dividends reinvested. The 26,555 PDSUs that vested on December 31, 2025, with a fair value of $3 million, including dividends reinvested and matching units, will be paid out in future reporting periods pursuant to the DSU plan (as described above).

13    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending as at March 31, 2026 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to an expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. Summary judgement motion was argued and taken under advisement on June 9, 2022. On May 23, 2023, the case management judge stayed the proceedings pending the outcome of the appeal in the Canadian consolidated claims. On April 18, 2025, the Court lifted the stay and ordered briefing concerning the Company’s request for summary judgement based on the preclusive effect of matters decided in other Lac-Mégantic cases. The Court would address that basis for summary judgement first, then would address other arguments for summary judgement, if necessary, afterwards. On October 8, 2025, the Court heard the Company's summary judgement motion. On April 21, 2026, the Court granted CPKC’s motion for summary judgement, dismissing the bankruptcy estate representative’s claims.

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

2014 tax assessment

On April 13, 2022, the Servicio de Administracion Tributaria ("SAT") delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at March 31, 2026, the 2014 Assessment, including inflation, interest, and penalties was Mexican pesos ("Ps.") 6,686 million ($518 million).

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

The expense recognized in “Purchased services and other” in the Company's Interim Consolidated Statements of Income for the three months ended March 31, 2026 was $nil (three months ended March 31, 2025 - $2 million). Provisions for environmental remediation costs are recognized in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recognized in “Accounts payable and accrued liabilities”. The total amount provided as at March 31, 2026 was $243 million (December 31, 2025 - $241 million). Payments are expected to be made over 10 years through 2035.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes as at and for the three months ended March 31, 2026 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2025 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

First Quarter of 2026 Results

•Total revenues were $3,701 million, a decrease of 2% compared to $3,795 million in 2025.
•Diluted earnings per share ("EPS") was $0.94, a decrease of 3% compared to $0.97 in 2025.
•Core adjusted diluted EPS was $1.04, a decrease of 2% compared to $1.06 in 2025.
•Operating ratio was 66.0%, a 70 basis point increase from 65.3% in 2025.
•Core adjusted operating ratio was 63.0%, a 50 basis point increase from 62.5% in 2025.

Core adjusted diluted EPS and Core adjusted operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

•On April 28, 2026, the Company declared a quarterly dividend of $0.268 per share on the outstanding Common Shares, an increase of 17.5% from $0.228 per share from the prior quarter. The dividend is payable on July 27, 2026 to holders of record at the close of business on June 26, 2026.

•On January 28, 2026, the Company announced a new normal course issuer bid, commencing on February 2, 2026, to purchase up to approximately 44.9 million Common Shares in the open market for cancellation on or before February 1, 2027. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for further details of share repurchases.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended March 31
	2026	2025	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	100,625	98,412	2
Train miles (thousands)	11,523	11,804	(2)
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	1.043	1.064	(2)
Total employees (average)	19,539	19,749	(1)

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the first quarter of 2026 was primarily due to higher volumes of Grain and Intermodal, partially offset by lower volumes of Coal and Energy, chemicals and plastics.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by RTMs, and/or workload, as measured by GTMs, indicates improved train productivity. The decrease in train miles in the first quarter of 2026 reflected the impact of a 2% increase in workload (GTMs), partially offset by a 4% increase in average train weights, which was primarily due to an improvement in operating plan efficiency as well as moving proportionally higher volumes of Grain, which is a heavier commodity.

Fuel efficiency is defined as United States ("U.S.") gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The improvement in fuel efficiency in the first quarter of 2026 was due to an increase in locomotive productivity as measured by GTMs / operating horsepower.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver of total compensation and benefits costs. The decrease in the average number of total employees in the first quarter of 2026 was primarily due to the completion of systems integration in 2025 and efficient resource planning.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results for the three months ended March 31, 2026 and the comparative period in 2025:

	For the three months ended March 31
(in millions, except per share data, percentages and ratios)	2026	2025
Financial Performance
Total revenues	$3,701	$3,795
Operating income	1,258	1,317
Net income attributable to controlling shareholders	846	910
Basic EPS	0.94	0.98
Diluted EPS	0.94	0.97
Core adjusted diluted EPS(1)	1.04	1.06
Dividends declared per share	0.228	0.190
Financial Ratios
Operating ratio(2)	66.0%	65.3%
Core adjusted operating ratio(1)	63.0%	62.5%
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

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$3,628	$3,727	$(99)	(3)
Non-freight revenues (in millions)	73	68	5	7
Total revenues (in millions)	$3,701	$3,795	$(94)	(2)
Carloads (in thousands)	1,083.5	1,104.6	(21.1)	(2)
Revenue ton-miles (in millions)	54,725	53,724	1,001	2
Freight revenue per carload (in dollars)	$3,348	$3,374	$(26)	(1)
Freight revenue per revenue ton-mile (in cents)	6.63	6.94	(0.31)	(4)

Total Revenues
The decrease in Freight revenues in the first quarter of 2026 was primarily due to lower freight revenue per RTM, partially offset by higher volumes as measured by RTMs. The increase in Non-freight revenues was primarily due to higher revenue related to subsurface fibre optic agreements.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the first quarter of 2026 was primarily due to higher volumes of Grain and Intermodal, partially offset by lower volumes of Coal and Energy, chemicals and plastics.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The decrease in freight revenue per RTM in the first quarter of 2026 was primarily due to the unfavourable impact of the change in FX rates of $81 million and the unfavourable impact of lower fuel prices on fuel surcharge revenue of $40 million, which includes lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, partially offset by higher freight rates.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and reduce exposure to changes in fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $352 million in the first quarter of 2026, a decrease of $50 million, or 12%, from $402 million in the same period of 2025. This decrease was primarily due to lower fuel prices, arising from the unfavourable impact of the timing of recoveries under the Company's fuel cost adjustment program and lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, partially offset by higher on-highway diesel prices, and the unfavourable impact of the change in FX rates.

Lines of Business

Grain

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$871	$788	$83	11
Carloads (in thousands)	149.1	133.7	15.4	12
Revenue ton-miles (in millions)	16,785	14,942	1,843	12
Freight revenue per carload (in dollars)	$5,842	$5,894	$(52)	(1)
Freight revenue per revenue ton-mile (in cents)	5.19	5.27	(0.08)	(2)

The increase in Grain revenue in the first quarter of 2026 was primarily due to higher volumes of Canadian grain to Vancouver, British Columbia ("B.C.") and eastern Canada and higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, partially offset by a decrease in freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX rates and lower fuel surcharge revenue, partially offset by higher freight rates.

Coal

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$226	$257	$(31)	(12)
Carloads (in thousands)	109.5	118.4	(8.9)	(8)
Revenue ton-miles (in millions)	5,184	5,783	(599)	(10)
Freight revenue per carload (in dollars)	$2,064	$2,171	$(107)	(5)
Freight revenue per revenue ton-mile (in cents)	4.36	4.44	(0.08)	(2)

The decrease in Coal revenue in the first quarter of 2026 was primarily due to lower volumes of Canadian coal to Kamloops, B.C., Thunder Bay, Ontario, and Vancouver, lower volumes of U.S. coal, and a decrease in freight revenue per RTM. Freight revenue per RTM decreased due to lower fuel surcharge revenue and the unfavourable impact of the change in FX rates, partially offset by higher freight rates.

Potash

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$149	$156	$(7)	(4)
Carloads (in thousands)	42.0	39.8	2.2	6
Revenue ton-miles (in millions)	4,511	4,419	92	2
Freight revenue per carload (in dollars)	$3,548	$3,920	$(372)	(9)
Freight revenue per revenue ton-mile (in cents)	3.30	3.53	(0.23)	(7)

The decrease in Potash revenue in the first quarter of 2026 was primarily due to a decrease in freight revenue per RTM, lower volumes of export potash to Vancouver, and lower volumes of domestic potash. This decrease was partially offset by higher volumes of export potash to Texas, Kamloops, and Chicago, Illinois. Freight revenue per RTM decreased due to lower fuel surcharge revenue and the unfavourable impact of the change in FX rates, partially offset by higher freight rates. Carloads increased more than RTMs due to moving higher volumes of potash within Saskatchewan, which has a shorter length of haul.

Fertilizers and Sulphur

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$112	$114	$(2)	(2)
Carloads (in thousands)	17.7	17.8	(0.1)	(1)
Revenue ton-miles (in millions)	1,389	1,427	(38)	(3)
Freight revenue per carload (in dollars)	$6,328	$6,404	$(76)	(1)
Freight revenue per revenue ton-mile (in cents)	8.06	7.99	0.07	1

The decrease in Fertilizers and sulphur revenue in the first quarter of 2026 was primarily due to lower volumes of sulphur, partially offset by higher volumes of dry and wet fertilizers and an increase in freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates, partially offset by the unfavourable impact of the change in FX rates and lower fuel surcharge revenue.

Forest Products

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$181	$217	$(36)	(17)
Carloads (in thousands)	30.5	34.8	(4.3)	(12)
Revenue ton-miles (in millions)	2,106	2,343	(237)	(10)
Freight revenue per carload (in dollars)	$5,934	$6,236	$(302)	(5)
Freight revenue per revenue ton-mile (in cents)	8.59	9.26	(0.67)	(7)

The decrease in Forest products revenue in the first quarter of 2026 was primarily due to lower volumes of wood pulp, paperboard, lumber, and newsprint and a decrease in freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX rates and lower fuel surcharge revenue, partially offset by higher freight rates.

Energy, Chemicals and Plastics

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$700	$758	$(58)	(8)
Carloads (in thousands)	135.0	142.5	(7.5)	(5)
Revenue ton-miles (in millions)	9,177	9,701	(524)	(5)
Freight revenue per carload (in dollars)	$5,185	$5,319	$(134)	(3)
Freight revenue per revenue ton-mile (in cents)	7.63	7.81	(0.18)	(2)

The decrease in Energy, chemicals and plastics revenue in the first quarter of 2026 was primarily due to lower volumes of fuel oil, liquefied petroleum gas, and plastics and a decrease in freight revenue per RTM, partially offset by higher volumes of crude. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX rates and lower fuel surcharge revenue, partially offset by higher freight rates.

Metals, Minerals and Consumer Products

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$438	$448	$(10)	(2)
Carloads (in thousands)	116.9	124.4	(7.5)	(6)
Revenue ton-miles (in millions)	4,803	4,681	122	3
Freight revenue per carload (in dollars)	$3,747	$3,601	$146	4
Freight revenue per revenue ton-mile (in cents)	9.12	9.57	(0.45)	(5)

The decrease in Metals, minerals and consumer products revenue in the first quarter of 2026 was primarily due to a decrease in freight revenue per RTM and lower volumes of steel, partially offset by higher volumes of sand and stone and lead and zinc ores. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX rates and lower fuel surcharge revenue, partially offset by higher freight rates. Carloads decreased while RTMs increased due to moving lower volumes of steel within Mexico and from Mexico to Texas, which have shorter lengths of haul, and moving higher volumes of sand and stone from Wisconsin to Mexico and lead and zinc ores from Illinois to Mexico, which have longer lengths of haul.

Automotive

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$296	$315	$(19)	(6)
Carloads (in thousands)	51.7	57.8	(6.1)	(11)
Revenue ton-miles (in millions)	1,261	1,233	28	2
Freight revenue per carload (in dollars)	$5,725	$5,450	$275	5
Freight revenue per revenue ton-mile (in cents)	23.47	25.55	(2.08)	(8)

The decrease in Automotive revenue in the first quarter of 2026 was primarily due to a decrease in freight revenue per RTM and lower volumes from Ontario, partially offset by higher volumes from Mexico to Canada. Freight revenue per RTM decreased due to lower fuel surcharge revenue, partially offset by higher freight rates. Carloads decreased while RTMs increased due to moving lower volumes from Ontario to Chicago, New York, and Detroit, Michigan, which have shorter lengths of haul, and higher volumes from Mexico to Canada, which has a longer length of haul.

Intermodal

For the three months ended March 31	2026	2025	Total Change	% Change
Freight revenues (in millions)	$655	$674	$(19)	(3)
Carloads (in thousands)	431.1	435.4	(4.3)	(1)
Revenue ton-miles (in millions)	9,509	9,195	314	3
Freight revenue per carload (in dollars)	$1,519	$1,548	$(29)	(2)
Freight revenue per revenue ton-mile (in cents)	6.89	7.33	(0.44)	(6)

The decrease in Intermodal revenue in the first quarter of 2026 was primarily due to a decrease in freight revenue per RTM, lower international intermodal volumes to and from the Port of Saint John and the Port of Montréal, and lower domestic intermodal retail volumes, partially offset by higher international intermodal volumes to and from the Port of Vancouver. Freight revenue per RTM decreased due to lower fuel surcharge revenue and the unfavourable impact of the change in FX rates, partially offset by higher freight rates. RTMs increased while carloads decreased due to moving higher international intermodal volumes to and from the Port of Vancouver, which has a longer length of haul, and moving lower domestic intermodal volumes between Calgary and Vancouver and between Mexico and Laredo, Texas, which have shorter lengths of haul.

Operating Expenses

For the three months ended March 31 (in millions of Canadian dollars)	2026	2025	Total Change	% Change
Compensation and benefits	$691	$682	$9	1
Fuel	458	481	(23)	(5)
Materials	127	124	3	2
Equipment rents	95	99	(4)	(4)
Depreciation and amortization	512	504	8	2
Purchased services and other	560	588	(28)	(5)
Total operating expenses	$2,443	$2,478	$(35)	(1)

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense in the first quarter of 2026 was primarily due to the impact of wage and benefit inflation, and the impact of stock-based compensation of $15 million, primarily due to the impact from share price. This increase was partially offset by:
•efficiencies gained by a reduction in headcount due to the completion of systems integration in 2025 and efficient resource planning;
•efficiencies from the impact of improved train weights; and
•lower incentive compensation.

Fuel

Fuel expense consists primarily of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The decrease in Fuel expense in the first quarter of 2026 was primarily the result of lower fuel prices of $21 million due to lower carbon tax expense following the elimination of the Canadian federal carbon tax program effective April 1, 2025 and a purchasing contract discount, partially offset by higher diesel benchmark prices.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense in the first quarter of 2026 was primarily driven by the unfavourable impact of inflation.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The decrease in Equipment rents expense in the first quarter of 2026 was primarily due to the favourable impact of the change in FX rates of $4 million and lower use of other railway's freight cars due to improved cycle times, partially offset by lower usage of the company’s cars by other railways.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession granted by the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the first quarter of 2026, compared to the same period in 2025, was primarily due to a larger depreciable asset base as a result of capital program spending, partially offset by the favourable impact of the change in FX rates of $14 million.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance premiums. The decrease in Purchased services and other expense in the first quarter of 2026 was primarily due to:
•lower acquisition-related costs;
•lower intermodal expenses;
•the favourable impact of change in FX rates of $8 million;
•lower track repairs;
•lower environmental and facility expenses;
•lower bad debt; and
•lower terminal service expenses.

The decrease was partially offset by advisory costs related to the analysis and advocacy in connection with the U.S. Surface Transportation Board's review of the proposed merger between Union Pacific Corporation and Norfolk Southern Corporation of $13 million and the impact of cost inflation.

Other Income Statement Items

Other Expense

Other expense consists of gains and losses from the change in FX rates on cash and working capital, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other expense was $20 million in the first quarter of 2026, an increase of $13 million, or 186%, compared to the same period of 2025. This change was primarily due to net FX losses on working capital and cash denominated in U.S. dollars and Mexican pesos.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery are related to the Company's defined benefit pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial gain, and amortization of prior service costs. Other components of net periodic benefit recovery was $110 million in the first quarter of 2026, an increase of $3 million, or 3%, compared to the same period of 2025. The increase was primarily due to an increase in recognized net actuarial gain of $3 million.

Net Interest Expense

Net interest expense includes interest on long-term debt, short-term debt, and finance leases. Net interest expense was $228 million in the first quarter of 2026, an increase of $12 million, or 6%, from $216 million in the same period of 2025. The increase was primarily due to interest of $38 million incurred on long-term notes issued in 2025 and 2026. This increase was partially offset by lower interest costs of $18 million due to no short-term borrowings in the first quarter of 2026 compared to the interest incurred on short-term borrowings in the same period of 2025 and lower outstanding commercial paper borrowings, along with the favourable impact of the change in FX rates of $9 million.

Income Tax Expense

Income tax expense was $275 million in the first quarter of 2026, a decrease of $17 million, or 6%, from $292 million in the same period of 2025. The decrease was primarily due to lower taxable earnings.

The effective income tax rate in the first quarter of 2026 was 24.60% compared to 24.32% in the same period of 2025. The Core adjusted effective tax rate in the first quarter of 2026 was 24.75%, compared to 24.50% in the same period of 2025. The Company's 2026 Core adjusted effective tax rate is expected to be approximately 24.75%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future or past financial trends either by nature or amount. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes Kansas City Southern ("KCS") purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The outlook for the Company’s 2026 Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2025 Annual Report on Form 10-K. Refer also to "Forward-Looking Statements" below for further details.

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

In the first quarter of 2026, the U.S. dollar weakened to an average rate of $1.37 Canadian/U.S. dollar and the Mexican Peso strengthened to an average rate of Ps. 12.79 Mexican Peso/Canadian dollar, compared to $1.44 Canadian/U.S. dollar and Ps. 14.23 Mexican Peso/Canadian dollar in the first quarter of 2025, resulting in a decrease in Total revenues of $82 million, a decrease in Total operating expenses of $35 million, and a decrease in "Net interest expense" of $9 million.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $78 million (December 31, 2025 – approximately $78 million), negatively (or positively) impacts Operating expenses by approximately $48 million (December 31, 2025 – approximately $45 million), and negatively (or positively) impacts "Net interest expense" by approximately $6 million (December 31, 2025 – approximately $6 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $7 million (December 31, 2025 – approximately $7 million) and negatively (or positively) impacts Operating expenses by approximately $8 million (December 31, 2025 – approximately $8 million).

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

In the first quarter of 2026, the unfavourable impact of fuel prices on Operating income was $19 million. Lower fuel prices, primarily due to the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program and lower carbon levy surcharge revenue following the elimination of the Canadian federal carbon tax program effective April 1, 2025, partially offset by higher on-highway diesel prices, resulted in a decrease in "Total revenues" of $40 million from the same period of 2025. Lower fuel prices, primarily due to lower carbon tax expense following the elimination of the Canadian federal carbon tax program effective April 1, 2025 and a purchasing contract discount, partially offset by higher diesel benchmark prices, resulted in a decrease in "Total operating expenses" of $21 million from the same period of 2025.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's Operating expenses because stock-based compensation liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with ticker symbol "CP".

In the first quarter of 2026, the change in the Company's Common Share price resulted in a stock-based compensation expense of $11 million, a change of $20 million, compared to a $9 million recovery in the same period of 2025.

Based on information available at March 31, 2026 and expectations for 2026 share-based grants, for every $1.00 change in the Company's Common Share price, stock-based compensation expense has a corresponding change of approximately $1.7 million to $2.1 million (December 31, 2025 - approximately $1.3 million to $1.9 million). This excludes the impact of changes in Common Share price relative to the Standard and Poor's ("S&P")/TSX 60 Index, S&P 500 Industrials Index, and to other Class I railways, which may trigger different performance share unit payouts. Stock-based compensation expense may also be impacted by non-market performance conditions.

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

As at March 31, 2026, the Company had $409 million of Cash and cash equivalents compared to $184 million at December 31, 2025.

During the first quarter of 2026, the Company repaid, at maturity, U.S. $250 million ($339 million) 3.70% 10.5-year Notes.

During the first quarter of 2026, the Company issued U.S. $600 million ($821 million) 4.00% 3-year unsecured notes due March 15, 2029 for net proceeds of U.S. $597 million ($816 million), and U.S. $600 million ($821 million) 5.50% 30-year unsecured notes due March 15, 2056 for net proceeds of U.S. $589 million ($805 million).

The Company's revolving credit facility agreement ("the facility") consists of a two-year U.S. $1.1 billion tranche maturing June 25, 2027, and a five-year U.S. $1.1 billion tranche maturing June 25, 2030. As at March 31, 2026, the facility was undrawn (December 31, 2025 - undrawn).

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. Effective March 27, 2026, the Company increased the maximum size of its commercial paper program through the addition of a Canadian dollar commercial paper program which allows the Company to borrow Canadian dollars in the form of unsecured promissory notes. This increased the maximum amount the Company can borrow under the program from U.S. $1.5 billion to U.S. $2.2 billion, or the Canadian dollar equivalent, on a combined basis. The Company's commercial paper program is backed by the U.S. $2.2 billion revolving credit facility. As at March 31, 2026, the Company had total commercial paper borrowings outstanding of U.S. $485 million ($676 million) ( December 31, 2025 - U.S. $850 million ($1,165 million)).

The Company has bilateral letter of credit facilities with six financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Interim Consolidated Balance Sheets. As at March 31, 2026, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2025 - $nil) and had letters of credit drawn of $80 million (December 31, 2025 - $79 million) from a total available amount of $300 million.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily consist of long-term debt and related interest, capital commitments, supplier purchases, leases, and other long-term liabilities.

As at March 31, 2026, other than changes to long-term debt, there have been no material changes in our contractual commitments from the year ended December 31, 2025, a description of which can be found in Contractual Commitments of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K. For further information concerning long-term debt, refer to Item 1. Financial Statements, Note 8 Debt.

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

Guarantees

The Company accrues for all guarantees that it expects to pay. As at March 31, 2026, these accruals amounted to $13 million (December 31, 2025 - $16 million).

Operating Activities

Net cash provided by operating activities decreased $180 million in the first quarter of 2026, compared to the same period in 2025. The decrease was primarily due to an unfavourable change in working capital and lower cash generating income.

Investing Activities

Net cash used in investing activities decreased $43 million in the first quarter of 2026, compared to the same period in 2025. The decrease was primarily due to lower capital additions during the first quarter of 2025.

Financing Activities

Net cash used in financing activities decreased $403 million in the first quarter of 2026, compared to the same period in 2025. The decrease was primarily due to lower principal repayments on long-term debt of $590 million driven by repayment of the U.S. $250 million ($339 million) 3.70% 10.5-year note at maturity in the first quarter of 2026 compared to repayment of the U.S. $642 million ($930 million) 2.90% 10-year note at maturity in the same period of 2025 and no repayments of short-term borrowings in the first quarter of 2026 compared to repayment of $285 million in the same period of 2025.

This decrease was partially offset by the impact of share repurchases of $333 million and lower proceeds from issuance of long-term debt (excluding commercial paper) of $89 million.

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

During the first quarter of 2026, the Company obtained a rating of A-1 (Low) on its Canadian dollar commercial paper program from Standard & Poor's Rating Services ("Standard & Poor's"). As at March 31, 2026, the Company's credit ratings on its long-term debt and U.S. commercial paper program remain unchanged from December 31, 2025. The following table shows the ratings issued for the Company by the rating agencies noted as at March 31, 2026 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at March 31, 2026(1)

Long-term debt	Outlook
Standard & Poor's	BBB+	positive
Moody's	Baa1	stable

U.S. Commercial paper program
Standard & Poor's	A-2	N/A
Moody's	P-2	N/A

CAD Commercial paper program
Standard & Poor's	A-1 (Low)	N/A
(1)Credit ratings are not recommendations to purchase, hold, or sell securities and do not address the market price or suitability of a specific security for a particular investor. Credit ratings are based on the rating agencies' methodologies and may be subject to revision or withdrawal at any time by the rating agencies.

Supplemental Guarantor Financial Information

Canadian Pacific Railway Company ("CPRC"), a wholly owned subsidiary of CPKC, is the issuer of certain securities that are fully and unconditionally guaranteed by CPKC on an unsecured basis. The subsidiaries of CPRC do not guarantee the securities and are referred to below as the “Non-Guarantor Subsidiaries”.

As of the date of filing this Form 10-Q, CPRC had U.S. $14,616 million in principal amount of SEC-registered debt securities, outstanding due through 2115, issued in the U.S. pursuant to a trust indenture, and U.S. $30 million and £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of the same date, CPRC also had $3,700 million in principal amount of debt securities, outstanding due through 2055, issued in Canada for which CPKC is the guarantor and not subject to the Exchange Act.

CPKC fully and unconditionally guarantees the payment of the principal (and premium, if any) and interest on the debt securities and consolidated debenture stock issued by CPRC; any sinking fund or analogous payments payable with respect to such securities; and any additional amounts payable when they become due, whether at maturity or otherwise. The guarantees are CPKC’s unsubordinated and unsecured obligations and rank equally with all of CPKC’s other unsecured, unsubordinated obligations. CPKC will be released and relieved of its obligations under the guarantees after all obligations to the holders are satisfied in accordance with the terms of the respective instruments. More information on the securities under this guarantee structure can be found in Exhibit 22.1 List of Issuers and Guarantor Subsidiaries of this quarterly report.

Pursuant to Rules 3-01 and 13-01 of the SEC's Regulation S-X, the Company provides summarized financial and non-financial information of CPRC in lieu of providing separate financial statements of CPRC.

Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor) on a combined basis after elimination of (i) intercompany transactions and balances between CPRC and CPKC; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income.

Statement of Income Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2026	For the year ended December 31, 2025
Total revenues	$1,789	$7,184
Total operating expenses	1,156	4,398
Operating income(1)	633	2,786
Less: Other(2)	145	360
Income before income tax expense	488	2,426
Net income	$343	$1,803
(1)Includes net lease costs incurred from non-guarantor subsidiaries for the three months ended March 31, 2026 and the year ended December 31, 2025 of $110 million and $441 million, respectively.
(2)Includes "Other expense (income)", "Other components of net periodic benefit recovery", and "Net interest expense".

Balance Sheet Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2026	As at December 31, 2025
Assets
Current assets	$1,326	$1,144
Properties	14,097	13,904
Other non-current assets	5,598	5,462

Liabilities
Current liabilities	$3,705	$4,529
Long-term debt	21,745	19,811
Other non-current liabilities	4,184	4,150

Excluded from the Income Statement and Balance Sheet information above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the three months ended March 31, 2026	For the year ended December 31, 2025
Dividend income from Non-Guarantor Subsidiaries	$111	$690

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at March 31, 2026	As at December 31, 2025
Assets
Accounts receivable, intercompany	$397	$370
Short-term advances to affiliates	5,282	5,193
Long-term advances to affiliates	4,195	4,125

Liabilities
Accounts payable, intercompany	$348	$369
Short-term advances from affiliates	295	254
Long-term advances from affiliates	3,968	3,968

Share Capital

As of April 28, 2026, the latest practicable date, there were 887,736,404 Common Shares outstanding, which consisted of 12,996 holders of record of the Common Shares, and no Preferred Shares outstanding. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of Common Shares subject to the options. As of April 28, 2026, 6,010,434 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 18,985,324 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Management believes these Non-GAAP measures provide meaningful supplemental information about our financial results and improved comparability to past performance because they exclude certain significant items that are not considered indicative of future or past financial trends either by nature or amount. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets or equity investments, acquisition-related costs, certain adjustments to provisions and settlements of Mexican taxes, advisory costs related to rail consolidation matters, discrete tax items, changes in income tax rates, changes to uncertain tax items, and certain items that are not typical of normal business activities or are outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, restructuring and special termination benefit costs, employee retention and synergy incentive costs. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the KCS acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company continues to expect to incur acquisition-related costs beyond the year of acquisition. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of the Company's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of the Company's financial information.

In addition, Core adjusted operating ratio and Core adjusted diluted EPS exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation or amortization in relation to fair value adjustments to properties and intangible assets, fair value adjustments to KCS’s investments, the change in fair value of debt of KCS assumed on April 14, 2023, and fair value adjustments that are attributable to the non-controlling interest, as recognized within "Depreciation and amortization", "Other expense", "Net interest expense", and "Net loss attributable to non-controlling interest", respectively, in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

Significant items that impact "Net income attributable to controlling shareholders" as reported on a GAAP basis for the first three months of 2026 and 2025 include:

2026:
•Acquisition-related costs of $9 million in connection with the KCS acquisition ($7 million after current income tax recovery of $2 million) including $4 million recognized in "Compensation and benefits" primarily related to synergy related incentive compensation and restructuring costs, and $5 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 1 cent; and
•Advisory costs related to the analysis and advocacy in connection with the U.S. Surface Transportation Board's review of the proposed merger between Union Pacific Corporation and Norfolk Southern Corporation of $13 million ($10 million after current income tax recovery of $3 million) recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 1 cent.

2025:
•Acquisition-related costs of $20 million in connection with the KCS acquisition ($15 million after current income tax recovery of $5 million) including $5 million recognized in "Compensation and benefits" primarily related to restructuring costs, retention and synergy related incentive compensation costs; $1 million recognized in "Materials"; and $14 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 2 cents.

KCS purchase accounting recognized in "Net income attributable to controlling shareholders" as reported on a GAAP basis for the first three months of 2026 and 2025 was as follows:

2026:
•KCS purchase accounting of $91 million ($66 million after deferred income tax recovery of $25 million), including costs of $87 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 8 cents.

2025:
•KCS purchase accounting of $92 million ($67 million after deferred income tax recovery of $25 million), including costs of $87 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $5 million recognized in "Net interest expense", $1 million recognized in "Other expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 7 cents.

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Diluted EPS

Core adjusted diluted EPS is calculated using Diluted EPS reported on a GAAP basis adjusted for significant items less KCS purchase accounting.

	For the three months ended March 31
	2026	2025
Diluted EPS as reported	$0.94	$0.97
Less:
Significant items (pre-tax):
Acquisition-related costs	(0.01)	(0.02)
Advisory costs related to rail consolidation matters	(0.02)	—
KCS purchase accounting	(0.10)	(0.10)
Add:
Tax effect of adjustments(1)	(0.03)	(0.03)
Core adjusted diluted EPS	$1.04	$1.06
(1) The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 26.56% for the three months ended March 31, 2026 and 26.76% for the three months ended March 31, 2025. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

Core Adjusted Operating Ratio

Core adjusted operating ratio is calculated from reported GAAP revenue and operating expenses adjusted for, where applicable, (1) significant items (acquisition-related costs and advisory costs related to rail consolidation matters) that are reported within Operating income, and (2) KCS purchase accounting recognized in "Depreciation and amortization" and "Purchased services and other".

	For the three months ended March 31
	2026	2025
Operating ratio as reported	66.0%	65.3%
Less:
Acquisition-related costs	0.2%	0.5%
Advisory costs related to rail consolidation matters	0.4%	—%
KCS purchase accounting in Operating expenses	2.4%	2.3%
Core adjusted operating ratio	63.0%	62.5%

Critical Accounting Estimates

To prepare Consolidated Financial Statements that conform with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reported periods. Using the most current information available, the Company reviews estimates on an ongoing basis, including those related to goodwill and intangible assets, pensions and other benefits, properties, contingent liabilities, and deferred income taxes. Additional information concerning critical accounting estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2025 Annual Report on Form 10-K.

The development, selection and disclosure of these estimates, and this MD&A, have been reviewed by the Board of Directors’ Audit and Finance Committee, which is composed entirely of independent directors.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements include, but are not limited to, statements concerning expectations, beliefs, plans, goals, objectives, assumptions and statements about possible future events, conditions, and results of operations or performance. Forward-looking statements may contain statements with the words or headings such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, "project", "estimate", "forecast", “plan”, "intend", "target", “will”, “outlook”, "guidance", “should” or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to the most directly comparable GAAP measures without unreasonable efforts, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CPKC has recognized acquisition-related costs, KCS purchase accounting, adjustments to provisions and settlements of Mexican taxes, changes in income tax rates, a gain on the sale of an equity investment, advisory costs related to rail consolidation matters, and a change to an uncertain tax item. These or other similar large unforeseen transactions affect CPKC's results on a GAAP basis but may be excluded from CPKC’s Non-GAAP financial measures. Additionally, the U.S. dollar and Mexican peso exchange rates relative to the Canadian dollar are unpredictable and can have a significant impact on CPKC’s reported results but may be excluded from CPKC’s Non-GAAP financial measures.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements concerning, but not limited to, the integration of KCS and the realization and timing of anticipated benefits and synergies from the CP-KCS combination, the expected impact of changes in FX rates (including the U.S. dollar and Mexican peso relative to the Canadian dollar), the Company’s expected core adjusted effective tax rate, share-price sensitivity of stock-based compensation, the impact of fuel prices, including the timing of recoveries under the Company’s fuel cost adjustment program, the Company’s operations, anticipated financial performance, business prospects and strategies, the sufficiency of cash flow from operations and available financing to meet short-term and long-term obligations, anticipated capital programs, and future payments, including income taxes and the outcomes of tax and other legal proceedings.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and include, but are not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth and conditions; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; FX rates; core adjusted effective tax rates (as specified herein); performance of our assets and equipment; sufficiency of our budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, taxes, wages, labour and immigration; the availability and cost of labour, services and infrastructure; labour disruptions; the satisfaction by third parties of their obligations to the Company; and carbon markets, evolving sustainability strategies, and scientific or technological developments. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, the following factors: changes in business strategies and strategic opportunities; general Canadian, U.S., Mexican and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures, including competition from other rail carriers, trucking companies and maritime shippers in Canada, the U.S. and

Mexico; North American and global economic growth and conditions; industry capacity; shifts in market demand; changes in commodity prices and commodity demand; uncertainty surrounding timing and volumes of commodities being shipped by the Company; inflation; geopolitical instability; changes in laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, wages, labour and immigration; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption of fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; sufficiency of budgeted capital expenditures in carrying out business plans; services and infrastructure; the satisfaction by third parties of their obligations; currency and interest rate fluctuations; FX rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions, including the imposition of any tariffs, or other changes to international trade arrangements; the effects of current and future multinational trade agreements on or other developments affecting the level of trade among Canada, the U.S. and Mexico; climate change and the market and regulatory responses to climate change; anticipated in-service dates; success of hedging activities; operational performance and reliability; customer, regulatory and other stakeholder approvals and support; regulatory and legislative decisions and actions; the adverse impact of any termination or revocation by the Mexican government of the Concession; public opinion; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches, volcanism and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions; the outbreak of a pandemic or contagious disease and the resulting effects on economic conditions; the demand environment for logistics requirements and energy prices; restrictions imposed by public health authorities or governments; fiscal and monetary policy responses by governments and financial institutions; disruptions to global supply chains; the realization of anticipated benefits and synergies of the CP-KCS transaction and the timing thereof; the satisfaction of the conditions imposed by the U.S. Surface Transportation Board in its March 15, 2023 decision; the successful integration of KCS into the Company; the focus of management time and attention on the CP-KCS integration and other disruptions arising from the CP-KCS integration; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; improvement in data collection and measuring systems; industry-driven changes to methodologies; and the ability of the management of CPKC to execute key priorities, including those in connection with the CP-KCS transaction. The foregoing list of factors is not exhaustive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk sensitive instruments is set forth under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of FX on Earnings and FX Risk and Impact of Share Price on Earnings and Stock-Based Compensation.

Interest Rate Risk

Debt financing forms part of the Company's capital structure. The debt agreements entered into expose the Company to increased interest costs on future fixed debt instruments and existing variable rate debt instruments, should market rates increase.

As at March 31, 2026, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of March 31, 2026 would increase the fair value of the Company's debt as at March 31, 2026 by approximately $1.9 billion (December 31, 2025 - approximately $1.8 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at March 31, 2026, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at March 31, 2026, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2026, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of the Company's 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The Company has established a share repurchase program which is further described in Item 1. Financial Statements, Note 10 Share repurchases. The following table presents the number of Common Shares repurchased during each month of the first quarter of 2026 and the average price paid by CPKC for the repurchase of such Common Shares:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Units) that may yet be purchased under the Plans or Programs
Common Stock
January 1-31, 2026	—	$—	—	—
February 1-28, 2026	696,100	$112.52	696,100	44,169,524
March 1-31, 2026	5,039,807	$112.63	5,039,807	39,129,717
Total	5,735,907	$112.62	5,735,907	39,129,717
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

4.1
Eighth Supplemental Indenture, dated as of March 4, 2026, by and among Canadian Pacific Railway Company, as issuer, Canadian Pacific Kansas City Limited, as guarantor, and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Canadian Pacific Kansas City Limited’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2026, File No. 001-01342).

4.2
Form of 4.000% Note due 2029 (incorporated by reference to Exhibit 4.3 to Canadian Pacific Kansas City Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2026, File No. 001-01342).

4.3
Form of 5.500% Note due 2056 (incorporated by reference to Exhibit 4.4 to Canadian Pacific Kansas City Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2026, File No. 001-01342).

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

The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the first three months ended March 31, 2026 and 2025; (ii) the Interim Consolidated Statements of Comprehensive Income for the first three months ended March 31, 2026 and 2025; (iii) the Interim Consolidated Balance Sheets at March 31, 2026, and December 31, 2025; (iv) the Interim Consolidated Statements of Cash Flows for the first three months ended March 31, 2026 and 2025; (v) the Interim Consolidated Statements of Changes in Equity for the first three months ended March 31, 2026 and 2025; and (vi) the Notes to Interim Consolidated Financial Statements.

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

Date: April 29, 2026