Form 10-Q
period 2026-06-30
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2026-07-30
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 28, 2026, there were 879,079,224 of the registrant’s Common Shares outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars, except share and per share data)	2026	2025	2026	2025
Revenues (Note 3)
Freight	$4,088	$3,629	$7,716	$7,356
Non-freight	76	70	149	138
Total revenues	4,164	3,699	7,865	7,494
Operating expenses
Compensation and benefits	723	659	1,414	1,341
Fuel	618	405	1,076	886
Materials	130	124	257	248
Equipment rents	97	103	192	202
Depreciation and amortization	519	493	1,031	997
Purchased services and other	605	572	1,165	1,160
Total operating expenses	2,692	2,356	5,135	4,834

Operating income	1,472	1,343	2,730	2,660
Other (income) expense	(14)	(16)	6	(9)
Other components of net periodic benefit recovery (Note 12)	(110)	(107)	(220)	(214)
Net interest expense	237	208	465	424
Gain on sale of equity investment (Note 4)	—	(333)	—	(333)
Income before income tax expense	1,359	1,591	2,479	2,792
Current income tax expense	281	348	541	614
Deferred income tax expense	54	9	69	35
Income tax expense (Note 5)	335	357	610	649
Net income	$1,024	$1,234	$1,869	$2,143
Net loss attributable to non-controlling interest	—	—	(1)	(1)
Net income attributable to controlling shareholders	$1,024	$1,234	$1,870	$2,144

Earnings per share (Note 6)
Basic earnings per share	$1.16	$1.34	$2.10	$2.31
Diluted earnings per share	$1.15	$1.33	$2.10	$2.31

Weighted-average number of shares (millions) (Note 6)
Basic	886.4	923.8	891.6	928.4
Diluted	887.1	924.8	892.2	929.5

Dividends declared per share	$0.268	$0.228	$0.496	$0.418
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2026	2025	2026	2025
Net income	$1,024	$1,234	$1,869	$2,143
Net gain (loss) in foreign currency translation adjustments, net of hedging activities	652	(1,729)	1,190	(1,758)
Change in derivatives designated as cash flow hedges	(1)	—	(2)	1
Change in pension and post-retirement defined benefit plans	—	2	1	5
Other comprehensive income from equity investees	1	3	2	3
Other comprehensive income (loss) before income taxes	652	(1,724)	1,191	(1,749)
Income tax recovery (expense)	15	(32)	29	(35)
Other comprehensive income (loss)	667	(1,756)	1,220	(1,784)
Comprehensive income (loss)	$1,691	$(522)	$3,089	$359
Comprehensive income (loss) attributable to non-controlling interest	18	(54)	33	(56)
Comprehensive income (loss) attributable to controlling shareholders	$1,673	$(468)	$3,056	$415
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	June 30	December 31
(in millions of Canadian dollars)	2026	2025
Assets
Current assets
Cash and cash equivalents	$366	$184
Accounts receivable, net (Note 8)	2,253	2,029
Materials and supplies	542	502
Other current assets	292	224
	3,453	2,939
Investments	522	473
Properties	57,165	55,323
Goodwill	19,111	18,436
Intangible assets	2,974	2,911
Pension asset	5,330	5,129
Other assets	727	734
Total assets	$89,282	$85,945
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$2,913	$2,751
Long-term debt maturing within one year (Note 9, 10)	2,899	3,240
	5,812	5,991
Pension and other benefit liabilities	540	537
Other long-term liabilities	910	815
Long-term debt (Note 9, 10)	22,248	19,948
Deferred income taxes	12,165	11,829
Total liabilities	41,675	39,120
Shareholders’ equity
Share capital	24,360	24,751
Additional paid-in capital	115	105
Accumulated other comprehensive income (Note 7)	2,424	1,238
Retained earnings	19,727	19,783
	46,626	45,877
Non-controlling interest	981	948
Total equity	47,607	46,825
Total liabilities and equity	$89,282	$85,945
See Contingencies (Note 14).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2026	2025	2026	2025
Operating activities
Net income	$1,024	$1,234	$1,869	$2,143
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	519	493	1,031	997
Deferred income tax expense	54	9	69	35
Pension recovery and funding (Note 12)	(96)	(95)	(195)	(190)
Gain on sale of equity investment (Note 4)	—	(333)	—	(333)
Settlement of Mexican taxes	—	(1)	—	(12)
Other operating activities, net	105	39	93	28
Changes in non-cash working capital balances related to operations	120	9	(165)	(157)
Net cash provided by operating activities	1,726	1,355	2,702	2,511
Investing activities
Additions to properties	(758)	(743)	(1,422)	(1,454)
Additions to Meridian Speedway properties	(8)	(12)	(13)	(24)
Proceeds from sale of properties and other assets	4	4	12	15
Proceeds from sale of equity investment (Note 4)	—	493	—	493
Other investing activities, net	—	(48)	(11)	(51)
Net cash used in investing activities	(762)	(306)	(1,434)	(1,021)
Financing activities
Dividends paid	(204)	(210)	(408)	(387)
Issuance of Common Shares	30	30	55	38
Purchase of Common Shares (Note 11)	(1,283)	(1,393)	(1,963)	(1,740)
Repayment of long-term debt, excluding commercial paper (Note 9)	(352)	(5)	(697)	(940)
Issuance of long-term debt, excluding commercial paper (Note 9)	—	1,392	1,621	3,102
Net issuance (repayment) of commercial paper (Note 9)	778	(722)	284	(1,175)
Net issuance (repayment) of short-term borrowings (Note 9)	—	8	—	(277)
Other financing activities, net	—	(1)	(4)	(6)
Net cash used in financing activities	(1,031)	(901)	(1,112)	(1,385)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	24	(44)	26	(45)
Cash position
Net (decrease) increase in cash and cash equivalents	(43)	104	182	60
Cash and cash equivalents at beginning of period	409	695	184	739
Cash and cash equivalents at end of period	$366	$799	$366	$799

Supplemental cash flow information
Income taxes paid	$286	$409	$577	$646
Interest paid	$247	$234	$450	$414
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended June 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at April 1, 2026	892.6	$24,623	$118	$1,775	$19,937	$46,453	$963	$47,416
Net income	—	—	—	—	1,024	1,024	—	1,024
Other comprehensive income (Note 7)	—	—	—	649	—	649	18	667
Dividends declared ($0.268 per share)	—	—	—	—	(236)	(236)	—	(236)
Effect of stock-based compensation expense	—	—	3	—	—	3	—	3
Common Shares repurchased (Note 11)	(11.0)	(300)	—	—	(998)	(1,298)	—	(1,298)
Common Shares issued under stock option plan	0.4	37	(6)	—	—	31	—	31
Balance as at June 30, 2026	882.0	$24,360	$115	$2,424	$19,727	$46,626	$981	$47,607
Balance as at April 1, 2025	930.4	$25,603	$107	$2,653	$19,883	$48,246	$997	$49,243
Net income	—	—	—	—	1,234	1,234	—	1,234
Other comprehensive loss (Note 7)	—	—	—	(1,702)	—	(1,702)	(54)	(1,756)
Dividends declared ($0.228 per share)	—	—	—	—	(210)	(210)	—	(210)
Effect of stock-based compensation expense	—	—	4	—	—	4	—	4
Common Shares repurchased (Note 11)	(13.1)	(354)	—	—	(1,044)	(1,398)	—	(1,398)
Common Shares issued under stock option plan	0.6	36	(6)	—	—	30	—	30
Balance as at June 30, 2025	917.9	$25,285	$105	$951	$19,863	$46,204	$943	$47,147

	For the six months ended June 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at January 1, 2026	897.6	$24,751	$105	$1,238	$19,783	$45,877	$948	$46,825
Net income (loss)	—	—	—	—	1,870	1,870	(1)	1,869
Other comprehensive income (Note 7)	—	—	—	1,186	—	1,186	34	1,220
Dividends declared ($0.496 per share)	—	—	—	—	(440)	(440)	—	(440)
Effect of stock-based compensation expense	—	—	22	—	—	22	—	22
Common Shares repurchased (Note 11)	(16.4)	(458)	—	—	(1,486)	(1,944)	—	(1,944)
Common Shares issued under stock option plan	0.8	67	(12)	—	—	55	—	55
Balance as at June 30, 2026	882.0	$24,360	$115	$2,424	$19,727	$46,626	$981	$47,607
Balance as at January 1, 2025	933.5	$25,689	$94	$2,680	$19,429	$47,892	$998	$48,890
Net income (loss)	—	—	—	—	2,144	2,144	(1)	2,143
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss (Note 7)	—	—	—	(1,729)	—	(1,729)	(55)	(1,784)
Dividends declared ($0.418 per share)	—	—	—	—	(387)	(387)	—	(387)
Effect of stock-based compensation expense	—	—	20	—	—	20	—	20
Common Shares repurchased (Note 11)	(16.4)	(450)	—	—	(1,323)	(1,773)	—	(1,773)
Common Shares issued under stock option plan	0.8	46	(9)	—	—	37	—	37
Balance as at June 30, 2025	917.9	$25,285	$105	$951	$19,863	$46,204	$943	$47,147
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

Other accounting standards that became effective during the three and six months ended June 30, 2026, did not have a material impact on the Company's Interim Consolidated Financial Statements. Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations upon adoption.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended June 30		For the six months ended June 30
(in millions of Canadian dollars)	2026	2025	2026	2025
Grain	$925	$743	$1,796	$1,531
Coal	209	256	435	513
Potash	184	167	333	323
Fertilizers and sulphur	110	98	222	212
Forest products	198	195	379	412
Energy, chemicals and plastics	777	712	1,477	1,470
Metals, minerals and consumer products	524	444	962	892
Automotive	403	330	699	645
Intermodal	758	684	1,413	1,358
Total freight revenues	4,088	3,629	7,716	7,356
Non-freight excluding leasing revenues	49	44	94	85
Revenues from contracts with customers	4,137	3,673	7,810	7,441
Leasing revenues	27	26	55	53
Total revenues	$4,164	$3,699	$7,865	$7,494

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

5    Income taxes

The effective income tax rate including discrete items for the three and six months ended June 30, 2026 was 24.65% and 24.63%, respectively, compared to 22.45% and 23.26%, respectively for the same periods in 2025.

For the three months ended June 30, 2026, the effective income tax rate was 24.75%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $94 million and acquisition-related costs of $27 million, both related to the Kansas City Southern ("KCS") acquisition, and advisory costs related to the analysis and advocacy in connection with the U.S. Surface Transportation Board's (the "STB") review of the proposed merger between Union Pacific Corporation ("UP") and Norfolk Southern Corporation ("NS") of $14 million.

For the three months ended June 30, 2025, the effective income tax rate was 24.50%, excluding the discrete items of a gain on sale of an equity investment of $333 million, amortization of the fair value adjustments associated with purchase accounting of $96 million and acquisition-related costs of $19 million, both related to the KCS acquisition.

For the six months ended June 30, 2026, the effective income tax rate was 24.75%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $187 million and acquisition-related costs of $36 million, both related to the KCS acquisition, and advisory costs related to the analysis and advocacy in connection with the STB's review of the proposed merger between UP and NS of $27 million.

For the six months ended June 30, 2025, the effective income tax rate was 24.50%, excluding the discrete items of a gain on sale of an equity investment of $333 million, amortization of the fair value adjustments associated with purchase accounting of $190 million and acquisition-related costs of $39 million, both related to the KCS acquisition.

2014 Tax Assessment

Canadian Pacific Kansas City Mexico's ("CPKCM") 2014 Tax Assessment is currently in litigation (see Note 14).

6    Earnings per share

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to controlling shareholders	$1,024	$1,234	$1,870	$2,144
Weighted-average basic shares outstanding	886.4	923.8	891.6	928.4
Dilutive effect of stock options	0.7	1.0	0.6	1.1
Weighted-average diluted shares outstanding	887.1	924.8	892.2	929.5
Earnings per share - basic	$1.16	$1.34	$2.10	$2.31
Earnings per share - diluted	$1.15	$1.33	$2.10	$2.31

For the three and six months ended June 30, 2026, there were 0.3 million and 0.8 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and six months ended June 30, 2025 - 1.8 million and 1.6 million, respectively).

7    Changes in Accumulated other comprehensive income ("AOCI") by component

Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

	For the three months ended June 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, April 1, 2026	$2,365	$8	$(601)	$3	$1,775
Other comprehensive income before reclassifications	649	—	—	1	650
Amounts reclassified from AOCI	—	(1)	—	—	(1)
Net other comprehensive income (loss)	649	(1)	—	1	649
Balance as at June 30, 2026	$3,014	$7	$(601)	$4	$2,424
Opening balance, April 1, 2025	$3,385	$10	$(737)	$(5)	$2,653
Other comprehensive (loss) income before reclassifications	(1,707)	—	—	3	(1,704)
Amounts reclassified from AOCI	—	1	1	—	2
Net other comprehensive (loss) income	(1,707)	1	1	3	(1,702)
Balance as at June 30, 2025	$1,678	$11	$(736)	$(2)	$951

	For the six months ended June 30
	Foreign currency net of hedging activities	Derivatives	Pension and post-retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2026	$1,829	$9	$(602)	$2	$1,238
Other comprehensive income before reclassifications	1,185	—	—	2	1,187
Amounts reclassified from AOCI	—	(2)	1	—	(1)
Net other comprehensive income (loss)	1,185	(2)	1	2	1,186
Balance as at June 30, 2026	$3,014	$7	$(601)	$4	$2,424
Opening balance, January 1, 2025	$3,413	$10	$(738)	$(5)	$2,680
Other comprehensive (loss) income before reclassifications	(1,735)	—	—	3	(1,732)
Amounts reclassified from AOCI	—	1	2	—	3
Net other comprehensive (loss) income	(1,735)	1	2	3	(1,729)
Balance as at June 30, 2025	$1,678	$11	$(736)	$(2)	$951

8    Accounts receivable, net

(in millions of Canadian dollars)	As at June 30, 2026	As at December 31, 2025
Total accounts receivable	$2,371	$2,146
Allowance for credit losses	(118)	(117)
Total accounts receivable, net	$2,253	$2,029

9    Debt

During the six months ended June 30, 2026, the Company repaid, at maturity, U.S. $250 million ($339 million) 3.70% 10.5-year notes and U.S. $250 million ($345 million) 3.125% 10-year notes.

Issuance of long-term debt

During the six months ended June 30, 2026, the Company issued U.S. $600 million ($821 million) 4.00% 3-year unsecured notes due March 15, 2029 for net proceeds of U.S. $597 million ($816 million), and U.S. $600 million ($821 million) 5.50% 30-year unsecured notes due March 15, 2056 for net proceeds of U.S. $589 million ($805 million). The issued notes pay interest semi-annually and carry a negative pledge.

Credit facility

Effective July 6, 2026, the Company amended its revolving credit facility agreement (the "facility") to extend the maturity dates of its two-year U.S. $1.1 billion tranche and five-year U.S. $1.1 billion tranche to June 25, 2028, and June 25, 2031, respectively. As at June 30, 2026, the facility was undrawn (December 31, 2025 - undrawn). The Company presents draws and repayments on the facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Commercial paper program

Effective March 27, 2026, the Company increased the maximum size of its commercial paper program through the addition of a Canadian dollar commercial paper program which allows the Company to borrow Canadian dollars in the form of unsecured promissory notes. This increased the maximum amount the Company can borrow under the program from U.S. $1.5 billion to U.S. $2.2 billion, or the Canadian dollar equivalent, on a combined basis. Both the Canadian and U.S. dollar commercial paper programs are backed by the U.S. $2.2 billion facility. As at June 30, 2026, the Company had total commercial paper borrowings outstanding of U.S. $1,028 million ($1,461 million) recognized in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2025 - U.S. $850 million ($1,165 million)). The weighted-average interest rate on these borrowings as at June 30, 2026 was 2.70% (December 31, 2025 - 4.02%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $23,686 million as at June 30, 2026 (December 31, 2025 - $22,023 million), had a fair value of $22,182 million (December 31, 2025 - $20,740 million).

B. Financial risk management

Foreign exchange ("FX") management

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge for the three and six months ended June 30, 2026 was an FX loss of $134 million and $257 million, respectively (three and six months ended June 30, 2025 - FX gain of $299 million and $305 million, respectively) recognized in “Other comprehensive income (loss)”.

11    Share repurchases

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

In accordance with Canadian tax legislation, the Company has accrued for a 2% tax on the fair market value of Common Shares repurchased (net of qualifying issuances of equity) as a direct cost of Common Share repurchases recognized in Shareholders’ equity. During the three and six months ended June 30, 2026, the Company has accrued a liability of $25 million and $36 million, respectively, for the tax due on the net share repurchases made, payable within the first quarter of the following year.

The following table provides activities under the share repurchase program:

	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Number of Common Shares repurchased(1)	10,855,699	12,882,454	16,591,606	16,363,112
Weighted-average price per share(2)	$119.60	$108.52	$117.18	$108.34
Amount of repurchase (in millions of Canadian dollars)(1)(2)	$1,298	$1,398	$1,944	$1,773
(1) Includes shares repurchased but not yet cancelled at end of period.
(2) Includes brokerage fees and applicable tax on share repurchases.

12    Pension and other benefits

During the three months ended June 30, 2026, the Company received a refund, net of contributions, from its defined benefit pension plans of $1 million, and during the six months ended June 30, 2026, made contributions, net of refunds, of $2 million (three and six months ended June 30, 2025 - $4 million and $8 million contributions, net of refunds, respectively).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended June 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2026	2025	2026	2025	2026	2025
Current service cost	$19	$21	$3	$4	$22	$25
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	118	116	6	6	124	122
Expected return on plan assets	(234)	(231)	—	—	(234)	(231)
Recognized net actuarial (gain) loss	(1)	2	—	(1)	(1)	1
Amortization of prior service costs	1	1	—	—	1	1
Total other components of net periodic benefit (recovery) cost	(116)	(112)	6	5	(110)	(107)
Net periodic benefit (recovery) cost	$(97)	$(91)	$9	$9	$(88)	$(82)

	For the six months ended June 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2026	2025	2026	2025	2026	2025
Current service cost	$38	$42	$6	$7	$44	$49
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	236	233	11	11	247	244
Expected return on plan assets	(468)	(463)	—	—	(468)	(463)
Recognized net actuarial (gain) loss	(2)	4	—	(1)	(2)	3
Amortization of prior service costs	3	2	—	—	3	2
Total other components of net periodic benefit (recovery) cost	(231)	(224)	11	10	(220)	(214)
Net periodic benefit (recovery) cost	$(193)	$(182)	$17	$17	$(176)	$(165)

13    Stock-based compensation

As at June 30, 2026, the Company had several stock-based compensation plans including stock option plans, various cash‑settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and six months ended June 30, 2026 of $94 million and $143 million, respectively (three and six months ended June 30, 2025 - $59 million and $92 million, respectively).

Stock options plan

In the six months ended June 30, 2026, under the Company’s stock option plan, the Company issued 1,189,411 options at the weighted-average price of $104.69 per share, based on the closing price of the Company's Common Shares on the TSX at the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire seven years from the grant date.

Under the fair value method, the fair value of the stock options at the grant date was approximately $30 million.

Performance share unit plans

During the six months ended June 30, 2026, the Company issued 629,722 Performance Share Units ("PSUs") with a grant date fair value of $66 million and 20,386 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into Deferred Share Units ("DSUs") pursuant to the DSU plan, are eligible for a 25% Company match if the employee has not exceeded their Common Share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for all PSUs and all PDSUs granted in the six months ended June 30, 2026 is January 1, 2026 to December 31, 2028 and the performance factors are Free Cash Flow ("FCF"), Total Shareholder Return ("TSR") compared to the Standard and Poor's ("S&P")/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index.

The performance period for the 544,175 PSUs and 26,333 PDSUs granted in 2023 was January 1, 2023 to December 31, 2025, and the performance factors were FCF, Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), TSR compared to the S&P/TSX 60 Index, TSR compared to the S&P 500 Industrials Index, and TSR compared to other Class I railways. The resulting payout was 91% of the outstanding units multiplied by the Company's average Common Share price calculated based on the last 30 trading days preceding December 31, 2025. In the first quarter of 2026, payouts were $42 million on 461,766 PSUs, including dividends reinvested. The 26,555 PDSUs that vested on December 31, 2025, with a fair value of $3 million, including dividends reinvested and matching units, will be paid out in future reporting periods pursuant to the DSU plan (as described above).

14    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending as at June 30, 2026 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

On December 11, 2017, the AGQ Action, the Class Action and the Promutuel Action were consolidated. The joint liability trial of these consolidated claims commenced on September 21, 2021 with oral arguments ending on June 15, 2022. The Québec Superior Court issued a decision on December 14, 2022 dismissing all claims against the Company, finding that the Company’s actions were not the direct and immediate cause of the accident and the damages suffered by the plaintiffs. All three plaintiffs filed a declaration of appeal on January 13, 2023. The appeal was heard October 7 to 10, 2024 by the Québec Court of Appeal. On February 26, 2025, the Québec Court of Appeal issued its unanimous decision upholding the trial decision and dismissing the appeals in their entirety. On April 28, 2025, all three plaintiffs filed applications for leave to appeal to the Supreme Court of Canada. On May 30, 2025, the Company filed its response to the plaintiffs' leave applications. On May 14, 2026, the Supreme Court of Canada dismissed all three plaintiffs’ filed applications for leave to appeal.

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

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to an expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. Summary judgement motion was argued and taken under advisement on June 9, 2022. On May 23, 2023, the case management judge stayed the proceedings pending the outcome of the appeal in the Canadian consolidated claims. On April 18, 2025, the Court lifted the stay and ordered briefing concerning the Company’s request for summary judgement based on the preclusive effect of matters decided in other Lac-Mégantic cases. The Court would address that basis for summary judgement first, then would address other arguments for summary judgement, if necessary, afterwards. On October 8, 2025, the Court heard the Company's summary judgement motion. On April 21, 2026, the Court granted CPKC’s motion for summary judgement, dismissing the bankruptcy estate representative’s claims. The deadline for any appeal passed in May 2026 and no appeal was filed.

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

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court had not provided any indication of how the damages, which were estimated to total approximately $232 million as at June 30, 2025, should be apportioned between the Company and Alberta. On November 17, 2022, the Company filed an appeal of the Court’s decision. On April 11, 2024, the Court of Appeal of Alberta ("ABCA") stayed the judgement pending the outcome of the appeal. On September 10, 2024, the ABCA heard the Company's appeal and reserved its decision. On July 2, 2025, the ABCA unanimously allowed the Company’s appeal and set aside the trial judgement and costs order. A majority of the ABCA ordered a new trial in the Court of King’s Bench. On September 26, 2025, Remington sought leave to appeal the ABCA’s decision to the Supreme Court of Canada. On July 2, 2026, the Supreme Court of Canada dismissed Remington's application for leave to appeal the ABCA's decision.

2014 tax assessment

On April 13, 2022, the Servicio de Administracion Tributaria ("SAT") delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at June 30, 2026, the 2014 Assessment, including inflation, interest, and penalties was Mexican Pesos ("Ps.") 6,667 million ($540 million).

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

On March 24, 2026, CPKC filed with the International Centre for Settlement of Investment Disputes ("ICSID") a Request for Arbitration against the United Mexican States, under the Comprehensive and Progressive Agreement for Trans-Pacific Partnership ("CPTPP"), for the actions taken by the SAT in connection with the 2014 Assessment. On April 27, 2026, the ICSID registered the Request for Arbitration filed by the Company, which is a procedural step taken to preserve CPKCM’s legal rights under the CPTPP.

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

Provisions for environmental remediation costs are recognized in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recognized in “Accounts payable and accrued liabilities”. The total amount provided as at June 30, 2026 was $248 million (December 31, 2025 - $241 million). Payments are expected to be made over 10 years through 2035.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes as at and for the three and six months ended June 30, 2026 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2025 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Second Quarter of 2026 Results

•Total revenues were $4,164 million, an increase of 13% compared to $3,699 million in 2025.
•Diluted earnings per share ("EPS") was $1.15, a decrease of 14% compared to $1.33 in 2025.
•Core adjusted diluted EPS was $1.27, an increase of 13% compared to $1.12 in 2025.
•Operating ratio was 64.6%, a 90 basis point increase from 63.7% in 2025.
•Core adjusted operating ratio was 61.6%, a 90 basis point increase from 60.7% in 2025.

Core adjusted diluted EPS and Core adjusted operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended June 30			For the six months ended June 30
	2026	2025	% Change	2026	2025	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	107,585	101,973	6	208,210	200,385	4
Train miles (thousands)	12,389	11,960	4	23,912	23,764	1
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.992	1.034	(4)	1.017	1.049	(3)
Total employees (average)	19,835	20,138	(2)	19,687	19,943	(1)

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the second quarter of 2026 was primarily due to higher volumes of Grain, Energy, chemicals and plastics, and Metals, minerals and consumer products, partially offset by lower volumes of Coal.

The increase in GTMs in the first six months of 2026 was primarily due to higher volumes of Grain, crude, and Metals, minerals and consumer products, partially offset by lower volumes of Coal and Energy, chemicals and plastics, excluding crude.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by Revenue ton-miles ("RTMs"), and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles in the second quarter of 2026 reflected the impact of a 6% increase in workload (GTMs), partially offset by a 1% increase in average train weights, which was primarily due to an improvement in operating plan efficiency.

The increase in train miles in the first six months of 2026 reflected the impact of a 4% increase in workload (GTMs), partially offset by a 2% increase in average train weights, which was primarily due to an improvement in operating plan efficiency.

Fuel efficiency is defined as United States ("U.S.") gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The improvements in Fuel efficiency in the second quarter and in the first six months of 2026 were due to the improvements in locomotive productivity as measured by GTMs / operating horsepower.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver of total compensation and benefits costs. The decreases in the average number of total employees in the second quarter and in the first six months of 2026 were primarily due to the completion of systems integration in 2025 and efficient resource planning.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results for the three and six months ended June 30, 2026 and the comparative periods in 2025:

	For the three months ended June 30		For the six months ended June 30
(in millions, except per share data, percentages and ratios)	2026	2025	2026	2025
Financial Performance
Total revenues	$4,164	$3,699	$7,865	$7,494
Operating income	1,472	1,343	2,730	2,660
Net income attributable to controlling shareholders	1,024	1,234	1,870	2,144
Basic EPS	1.16	1.34	2.10	2.31
Diluted EPS	1.15	1.33	2.10	2.31
Core adjusted diluted EPS(1)	1.27	1.12	2.30	2.18
Dividends declared per share	0.268	0.228	0.496	0.418
Financial Ratios
Operating ratio(2)	64.6%	63.7%	65.3%	64.5%
Core adjusted operating ratio(1)	61.6%	60.7%	62.3%	61.6%
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

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$4,088	$3,629	$459	13
Non-freight revenues (in millions)	76	70	6	9
Total revenues (in millions)	$4,164	$3,699	$465	13
Carloads (in thousands)	1,149.1	1,147.0	2.1	—
Revenue ton-miles (in millions)	57,577	55,529	2,048	4
Freight revenue per carload (in dollars)	$3,558	$3,164	$394	12
Freight revenue per revenue ton-mile (in cents)	7.10	6.54	0.56	9

Total Revenues
The increase in Freight revenues in the second quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes as measured by RTMs. The increase in Non-freight revenues was primarily due to higher revenues from logistical services and subsurface fibre optic agreements.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the second quarter of 2026 was primarily due to higher volumes of Grain, Energy, chemicals and plastics, and Metals, minerals and consumer products, partially offset by lower volumes of Coal.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM in the second quarter of 2026 was primarily due to the favourable impact of higher fuel prices on fuel surcharge revenue of $257 million, higher freight rates, and the favourable impact of the change in foreign exchange ("FX") rates of $21 million.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$7,716	$7,356	$360	5
Non-freight revenues (in millions)	149	138	11	8
Total revenues (in millions)	$7,865	$7,494	$371	5
Carloads (in thousands)	2,232.6	2,251.6	(19.0)	(1)
Revenue ton-miles (in millions)	112,302	109,253	3,049	3
Freight revenue per carload (in dollars)	$3,456	$3,267	$189	6
Freight revenue per revenue ton-mile (in cents)	6.87	6.73	0.14	2

Total Revenues
The increase in Freight revenues in the first six months of 2026 was primarily due to higher volumes as measured by RTMs and an increase in freight revenue per RTM. The increase in Non-freight revenues was primarily due to higher revenues from subsurface fibre optic agreements.

RTMs
The increase in RTMs in the first six months of 2026 was primarily due to higher volumes of Grain, crude, and Metals, minerals and consumer products, partially offset by lower volumes of Coal and Energy, chemicals and plastics, excluding crude.

Freight Revenue per RTM
Freight revenue per RTM in the first six months of 2026 increased primarily due to the favourable impact of higher fuel prices on fuel surcharge revenue of $217 million and higher freight rates, partially offset by the unfavourable impact of the change in FX rates of $60 million.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and reduce exposure to changes in fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $608 million in the second quarter of 2026, an increase of $258 million, or 74%, from $350 million in the same period of 2025. This increase was primarily due to higher fuel prices and the favourable impact of the change in FX rates, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program.

In the first six months of 2026, fuel surcharge revenues were $960 million, an increase of $208 million, or 28%, from $752 million in the same period of 2025. This increase was primarily due to higher fuel prices, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program and lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025.

Lines of Business

Grain

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$925	$743	$182	24
Carloads (in thousands)	168.0	142.6	25.4	18
Revenue ton-miles (in millions)	17,814	14,970	2,844	19
Freight revenue per carload (in dollars)	$5,506	$5,210	$296	6
Freight revenue per revenue ton-mile (in cents)	5.19	4.96	0.23	5

The increase in Grain revenue in the second quarter of 2026 was primarily due to higher volumes of Canadian grain to Vancouver, British Columbia ("B.C."), Mexico, eastern Canada, and the U.S. Midwest, higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, and an increase in freight revenue per RTM due to higher fuel surcharge revenue and higher freight rates.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$1,796	$1,531	$265	17
Carloads (in thousands)	317.1	276.3	40.8	15
Revenue ton-miles (in millions)	34,599	29,912	4,687	16
Freight revenue per carload (in dollars)	$5,664	$5,541	$123	2
Freight revenue per revenue ton-mile (in cents)	5.19	5.12	0.07	1

The increase in Grain revenue in the first six months of 2026 was primarily due to higher volumes of Canadian grain to Vancouver, eastern Canada, Mexico, and the U.S. Midwest, higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, and an increase in freight revenue per RTM. Freight revenue per RTM increased due to higher freight rates and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX rates.

Coal

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$209	$256	$(47)	(18)
Carloads (in thousands)	94.4	118.6	(24.2)	(20)
Revenue ton-miles (in millions)	4,338	6,073	(1,735)	(29)
Freight revenue per carload (in dollars)	$2,214	$2,159	$55	3
Freight revenue per revenue ton-mile (in cents)	4.82	4.22	0.60	14

The decrease in Coal revenue in the second quarter of 2026 was primarily due to lower volumes of Canadian coal to Vancouver, Kamloops, B.C., and Thunder Bay, Ontario due to lower production and maintenance at both the mines and the ports, as well as lower volumes of U.S. coal, partially offset by an increase in freight revenue per RTM due to higher fuel surcharge revenue and higher freight rates. RTMs decreased more than carloads due to moving proportionately lower volumes of Canadian coal, which has a longer length of haul.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$435	$513	$(78)	(15)
Carloads (in thousands)	203.9	237.0	(33.1)	(14)
Revenue ton-miles (in millions)	9,522	11,856	(2,334)	(20)
Freight revenue per carload (in dollars)	$2,133	$2,165	$(32)	(1)
Freight revenue per revenue ton-mile (in cents)	4.57	4.33	0.24	6

The decrease in Coal revenue in the first six months of 2026 was primarily due to lower volumes of Canadian coal to Vancouver, Kamloops, and Thunder Bay due to lower production and maintenance at both the mines and at the ports, as well as lower volumes of U.S. coal, partially offset by an increase in freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates. RTMs decreased more than carloads due to moving proportionately lower volumes of Canadian coal, which has a longer length of haul.

Potash

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$184	$167	$17	10
Carloads (in thousands)	45.7	47.4	(1.7)	(4)
Revenue ton-miles (in millions)	5,217	5,304	(87)	(2)
Freight revenue per carload (in dollars)	$4,026	$3,523	$503	14
Freight revenue per revenue ton-mile (in cents)	3.53	3.15	0.38	12

The increase in Potash revenue in the second quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of export potash to Kansas City, Missouri, partially offset by lower volumes of export potash to the U.S. Pacific Northwest and Chicago, Illinois. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$333	$323	$10	3
Carloads (in thousands)	87.7	87.2	0.5	1
Revenue ton-miles (in millions)	9,728	9,723	5	—
Freight revenue per carload (in dollars)	$3,797	$3,704	$93	3
Freight revenue per revenue ton-mile (in cents)	3.42	3.32	0.10	3

The increase in Potash revenue in the first six months of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of export potash to Kansas City and Kamloops, partially offset by lower volumes of export potash to the U.S. Pacific Northwest and Vancouver and lower volumes of domestic potash. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates.

Fertilizers and Sulphur

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$110	$98	$12	12
Carloads (in thousands)	16.1	15.6	0.5	3
Revenue ton-miles (in millions)	1,227	1,220	7	1
Freight revenue per carload (in dollars)	$6,832	$6,282	$550	9
Freight revenue per revenue ton-mile (in cents)	8.96	8.03	0.93	12

The increase in Fertilizers and sulphur revenue in the second quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of dry and wet fertilizers, partially offset by lower volumes of sulphur. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$222	$212	$10	5
Carloads (in thousands)	33.8	33.4	0.4	1
Revenue ton-miles (in millions)	2,616	2,647	(31)	(1)
Freight revenue per carload (in dollars)	$6,568	$6,347	$221	3
Freight revenue per revenue ton-mile (in cents)	8.49	8.01	0.48	6

The increase in Fertilizers and sulphur revenue in the first six months of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of dry and wet fertilizers, partially offset by lower volumes of sulphur. Freight revenue per RTM increased due to higher freight rates and higher fuel surcharge revenue, partially offset by the unfavourable impact of the change in FX rates.

Forest Products

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$198	$195	$3	2
Carloads (in thousands)	31.1	32.8	(1.7)	(5)
Revenue ton-miles (in millions)	2,194	2,236	(42)	(2)
Freight revenue per carload (in dollars)	$6,367	$5,945	$422	7
Freight revenue per revenue ton-mile (in cents)	9.02	8.72	0.30	3

The increase in Forest products revenue in the second quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of printing papers and paperboard, partially offset by lower volumes of wood pulp and newsprint. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates. Carloads decreased more than RTMs due to moving lower volumes of paperboard from Mississippi to Texas and from Louisiana to the U.S. Midwest, which have shorter lengths of haul.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$379	$412	$(33)	(8)
Carloads (in thousands)	61.6	67.6	(6.0)	(9)
Revenue ton-miles (in millions)	4,300	4,579	(279)	(6)
Freight revenue per carload (in dollars)	$6,153	$6,095	$58	1
Freight revenue per revenue ton-mile (in cents)	8.81	9.00	(0.19)	(2)

The decrease in Forest products revenue in the first six months of 2026 was primarily due to lower volumes of wood pulp, newsprint, and paperboard and a decrease in freight revenue per RTM. Freight revenue per RTM decreased due to the unfavourable impact of the change in FX rates, partially offset by higher fuel surcharge revenue and higher freight rates. Carloads decreased more than RTMs due to moving lower volumes of paperboard from Louisiana to the U.S. Midwest, which has a shorter length of haul.

Energy, Chemicals and Plastics

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$777	$712	$65	9
Carloads (in thousands)	140.4	142.7	(2.3)	(2)
Revenue ton-miles (in millions)	9,715	9,148	567	6
Freight revenue per carload (in dollars)	$5,534	$4,989	$545	11
Freight revenue per revenue ton-mile (in cents)	8.00	7.78	0.22	3

The increase in Energy, chemicals and plastics revenue in the second quarter of 2026 was primarily due to higher volumes of crude, styrene, and asphalt and an increase in freight revenue per RTM, partially offset by lower volumes of fuel oil. Freight revenue per RTM increased due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates. RTMs increased while carloads decreased due to moving higher volumes of crude, which has a longer length of haul, and moving lower volumes of fuel oil from the southern U.S. to Mexico and within Mexico, which have shorter lengths of haul.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$1,477	$1,470	$7	—
Carloads (in thousands)	275.4	285.2	(9.8)	(3)
Revenue ton-miles (in millions)	18,892	18,849	43	—
Freight revenue per carload (in dollars)	$5,363	$5,154	$209	4
Freight revenue per revenue ton-mile (in cents)	7.82	7.80	0.02	—

Energy, chemicals and plastics revenue was relatively flat in the first six months of 2026 primarily due to higher fuel surcharge revenue, higher freight rates, and higher volumes of crude, offset by lower volumes of fuel oil and liquefied petroleum gas and the unfavourable impact of the change in FX rates. Carloads decreased while RTMs remained flat due to moving lower volumes of fuel oil within Mexico and from the southern U.S. to Mexico, which have shorter lengths of haul, and moving higher volumes of crude, which has a longer length of haul.

Metals, Minerals and Consumer Products

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$524	$444	$80	18
Carloads (in thousands)	134.1	125.4	8.7	7
Revenue ton-miles (in millions)	5,248	4,905	343	7
Freight revenue per carload (in dollars)	$3,908	$3,541	$367	10
Freight revenue per revenue ton-mile (in cents)	9.98	9.05	0.93	10

The increase in Metals, minerals and consumer products revenue in the second quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of steel and sand and stone. Freight revenue per RTM increased due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$962	$892	$70	8
Carloads (in thousands)	251.0	249.8	1.2	—
Revenue ton-miles (in millions)	10,051	9,586	465	5
Freight revenue per carload (in dollars)	$3,833	$3,571	$262	7
Freight revenue per revenue ton-mile (in cents)	9.57	9.31	0.26	3

The increase in Metals, minerals and consumer products revenue in the first six months of 2026 was primarily due to higher volumes of sand and stone and steel and an increase in freight revenue per RTM due to higher freight rates and higher fuel surcharge revenue. RTMs increased while carloads remained flat due to moving higher volumes of sand and stone from Wisconsin to Mexico, which has a longer length of haul.

Automotive

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$403	$330	$73	22
Carloads (in thousands)	64.6	62.4	2.2	4
Revenue ton-miles (in millions)	1,525	1,416	109	8
Freight revenue per carload (in dollars)	$6,238	$5,288	$950	18
Freight revenue per revenue ton-mile (in cents)	26.43	23.31	3.12	13

The increase in Automotive revenue in the second quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes from Mexico to Canada, from Vancouver to eastern Canada, and from Ontario to Mexico, partially offset by lower volumes from the U.S. Midwest. Freight revenue per RTM increased due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates. RTMs increased more than carloads due to moving higher volumes from Mexico to Canada, from Vancouver to eastern Canada, and from Ontario to Mexico, which have longer lengths of haul.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$699	$645	$54	8
Carloads (in thousands)	116.3	120.2	(3.9)	(3)
Revenue ton-miles (in millions)	2,786	2,649	137	5
Freight revenue per carload (in dollars)	$6,010	$5,366	$644	12
Freight revenue per revenue ton-mile (in cents)	25.09	24.35	0.74	3

The increase in Automotive revenue in the first six months of 2026 was primarily due to higher volumes from Mexico to Canada, and an increase in freight revenue per RTM, partially offset by lower volumes from the U.S. Midwest. Freight revenue per RTM increased due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates. RTMs increased while carloads decreased due to moving higher volumes from Mexico to Canada, which has a longer length of haul, and moving lower volumes from Ontario to Chicago and New York, which have shorter lengths of haul.

Intermodal

For the three months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$758	$684	$74	11
Carloads (in thousands)	454.7	459.5	(4.8)	(1)
Revenue ton-miles (in millions)	10,299	10,257	42	—
Freight revenue per carload (in dollars)	$1,667	$1,489	$178	12
Freight revenue per revenue ton-mile (in cents)	7.36	6.67	0.69	10

The increase in Intermodal revenue in the second quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher domestic intermodal wholesale and cross-border volumes, partially offset by lower international intermodal volumes to and from the Port of Vancouver and the Port of Saint John. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates.

For the six months ended June 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$1,413	$1,358	$55	4
Carloads (in thousands)	885.8	894.9	(9.1)	(1)
Revenue ton-miles (in millions)	19,808	19,452	356	2
Freight revenue per carload (in dollars)	$1,595	$1,517	$78	5
Freight revenue per revenue ton-mile (in cents)	7.13	6.98	0.15	2

The increase in Intermodal revenue in the first six months of 2026 was primarily due to an increase in freight revenue per RTM, higher international intermodal volumes to and from the Port of Vancouver, and higher domestic intermodal wholesale volumes, partially offset by lower international intermodal volumes to and from the Port of Saint John and the Port of Montréal. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates. RTMs increased while carloads decreased due to moving higher international intermodal volumes to and from the Port of Vancouver, which has a longer length of haul, and moving lower international intermodal volumes to and from the Port of Saint John and the Port of Montréal, which have shorter lengths of haul.

Operating Expenses

	For the three months ended June 30
(in millions of Canadian dollars)	2026	2025	Total Change	% Change
Compensation and benefits	$723	$659	$64	10
Fuel	618	405	213	53
Materials	130	124	6	5
Equipment rents	97	103	(6)	(6)
Depreciation and amortization	519	493	26	5
Purchased services and other	605	572	33	6
Total operating expenses	$2,692	$2,356	$336	14

	For the six months ended June 30
(in millions of Canadian dollars)	2026	2025	Total Change	% Change
Compensation and benefits	$1,414	$1,341	$73	5
Fuel	1,076	886	190	21
Materials	257	248	9	4
Equipment rents	192	202	(10)	(5)
Depreciation and amortization	1,031	997	34	3
Purchased services and other	1,165	1,160	5	—
Total operating expenses	$5,135	$4,834	$301	6

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense in the second quarter of 2026 was primarily due to:
•increased stock-based compensation of $35 million, primarily due to changes in payout rates;
•the impact of wage and benefit inflation;
•higher volume variable expense as a result of increased workload as measured by GTMs; and
•the unfavourable impact of the change in FX of $10 million.

This increase was partially offset by efficiencies gained by a reduction in headcount due to the completion of systems integration in 2025 and efficient resource planning, including the impacts of increased train weights.

The increase in Compensation and benefits expense in the first six months of 2026 was primarily due to:
•increased stock-based compensation expense of $51 million, primarily due to changes in payout rates and changes in the Common Share price;
•the impact of wage and benefit inflation;
•increased volume variable expenses as a result of increased workload as measured by GTMs;
•the unfavourable impact of the change in FX of $6 million.

This increase was partially offset by efficiencies gained by a reduction in headcount due to the completion of systems integration in 2025 and efficient resource planning, including the impacts of increased train weights.

Fuel

Fuel expense consists primarily of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense in the second quarter of 2026 was primarily due to:
•the impact of higher fuel prices of $200 million due to higher diesel benchmark prices net of purchasing discounts;
•an increase in workload, as measured by GTMs; and
•the unfavourable impact of the change in FX of $10 million.

This increase was partially offset by the favourable impact of improved fuel efficiency due to the improvement in locomotive productivity as measured by GTMs / operating horsepower.

The increase in Fuel expense in the first six months of 2026 was primarily due to:
•the impact of higher fuel prices of $179 million due to higher diesel benchmark prices net of purchasing discounts, partially offset by lower carbon tax expense following the elimination of the Canadian federal carbon tax program effective April 1, 2025;
•an increase in workload, as measured by GTMs; and
•the unfavourable impact of the change in FX of $6 million.

This increase was partially offset by the favourable impact of improved fuel efficiency due to the improvement in locomotive productivity as measured by GTMs / operating horsepower.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increases in Materials expense in the second quarter and in the first six months of 2026 were primarily due to cost inflation and increased locomotive maintenance. These increases were partially offset by reduced safety materials costs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for the use of the Company’s equipment. The decrease in Equipment rents expense in the second quarter of 2026 was primarily due to the lower use of other railways' freight cars due to improved cycle times and higher usage of the Company's freight cars by other railways, partially offset by higher expenses related to leased freight cars.

The decrease in Equipment rents expense in the first six months of 2026 was primarily due to the lower use of other railways' freight cars due to improved cycle times.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession granted by the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the second quarter of 2026 was primarily due to a larger depreciable asset base as a result of capital program spending.

The increase in Depreciation and amortization expense in the first six months of 2026 was primarily due to a larger depreciable asset base as a result of capital program spending, partially offset by the favourable impact of the change in FX of $14 million.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance premiums. The increase in Purchased services and other expense in the second quarter of 2026 was primarily due to:
•an increase in casualty incident costs;
•advisory costs related to the analysis and advocacy in connection with the U.S. Surface Transportation Board's (the "STB") review of the proposed merger between Union Pacific Corporation and Norfolk Southern Corporation of $14 million;
•the impact of cost inflation; and
•the unfavourable impact of the change in FX of $6 million.

This increase was partially offset by lower acquisition-related and other operating costs across several areas, including intermodal operations, track repair and infrastructure projects, terminal services and crew costs.

The increase in Purchased services and other expense in the first six months of 2026 was primarily due to:
•an increase in casualty incident costs;
•advisory costs related to the analysis and advocacy in connection with the STB's review of the proposed merger between Union Pacific Corporation and Norfolk Southern Corporation of $27 million; and
•the impact of cost inflation.

This increase was partially offset by lower acquisition-related and other operating costs across several areas, including intermodal operations, track repair and infrastructure projects, terminal services, crew costs and support, and environmental.

Other Income Statement Items

Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX rates on cash and working capital, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other income was $14 million in the second quarter of 2026, a decrease of $2 million, or 13%, from Other income of $16 million in the same period of 2025. This decrease was primarily due to net FX losses from the re-measurement of working capital denominated in U.S. dollars and Mexican pesos of $13 million, partially offset by higher equity income.

Other expense was $6 million in the first six months of 2026, a change of $15 million, or 167%, from Other income of $9 million in the same period of 2025. This change was primarily driven by net FX losses from the re-measurement of working capital and cash denominated in U.S. dollars of $23 million, partially offset by higher equity income.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's defined benefit pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial gain, and amortization of prior service costs. Other components of net periodic benefit recovery was $110 million and $220 million for the three and six months ended June 30, 2026, an increase of $3 million or 3%, and $6 million or 3%, respectively, compared to the same periods of 2025. These increases were primarily due to an increase in the expected return on plan assets for the three and six months ended June 30, 2026 of $3 million and $5 million, respectively, and an increase in the recognized net actuarial gain of $2 million and $5 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt, short-term debt, and finance leases. Net interest expense was $237 million in the second quarter of 2026, an increase of $29 million, or 14%, from $208 million in the same period of 2025. The increase was primarily due to interest of $32 million incurred on long-term notes issued in 2025 and 2026. This increase was partially offset by lower interest costs of $9 million due to a reduction in outstanding commercial paper borrowings and repayment of maturing long-term debt.

Net interest expense was $465 million in the first six months of 2026, an increase of $41 million, or 10%, from $424 million in the same period of 2025. The increase was primarily due to interest of $70 million incurred on long-term notes issued in 2025 and 2026. This increase was partially offset by lower interest costs of $22 million due to there being no short-term borrowings in 2026 compared to interest incurred on short-term borrowings in the same period of 2025 and a reduction in outstanding commercial paper borrowings, along with the favourable impact of the change in FX of $9 million.

Gain on Sale of Equity Investment

On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company to APM Terminals. The Company recognized a pre-tax gain of U.S. $232 million ($333 million). See Item 1. Financial Statements, Note 4 Gain on sale of equity investment for further details.

Income Tax Expense

Income tax expense was $335 million and $610 million in the second quarter and first six months of 2026, respectively, a decrease of $22 million or 6% and $39 million or 6%, from $357 million and $649 million in the same periods of 2025. These decreases were primarily due to $51 million of income tax expense from a gain on sale of equity investment recorded in 2025, partially offset by higher taxable earnings.

The effective income tax rates for the second quarter and first six months of 2026 were 24.65% and 24.63%, respectively, compared to 22.45% and 23.26% for the same periods in 2025. The Core adjusted effective tax rate for the second quarter and first six months of 2026 was 24.75%, compared to 24.50% for the same periods in 2025. The Company's 2026 Core adjusted effective tax rate is expected to be approximately 24.75%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future or past financial trends either by nature or amount. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes Kansas City Southern ("KCS") purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The outlook for the Company’s 2026 Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2025 Annual Report on Form 10-K. Refer also to "Forward-Looking Statements" below for further details.

Impact of FX on Earnings and FX Risk

Although the Company is headquartered in Canada and reports in Canadian dollars, a significant portion of its revenues, expenses, assets, and liabilities, including debt, are denominated in U.S. dollars and Mexican pesos ("Ps."). The value of the Canadian dollar is affected by a number of domestic and international factors, including, without limitation, economic performance, commodity prices, and Canadian, U.S., and international monetary policies. Fluctuations in FX rates affect the Company’s financial results because revenues and expenses denominated in U.S. dollars and Mexican pesos are translated into Canadian dollars. U.S. dollar-denominated revenues and expenses increase (decrease) when the Canadian dollar weakens (strengthens) in relation to the U.S. dollar. Mexican peso-denominated revenues and expenses increase (decrease) when the U.S. dollar weakens (strengthens) in relation to the Mexican peso.

In the second quarter of 2026, the U.S. dollar remained flat to an average rate of $1.38 Canadian/U.S. dollar and the Mexican peso strengthened to an average rate of Ps. 12.55/Canadian dollar, compared to $1.38 Canadian/U.S. dollar and Ps. 14.09/Canadian dollar in the second quarter of 2025, resulting in an increase in "Total revenues" of $21 million, and an increase in "Total operating expenses" of $28 million.

In the first six months of 2026, the U.S. dollar weakened to an average rate of $1.38 Canadian/U.S. dollar and the Mexican peso strengthened to an average rate of Ps. 12.67 Mexican Peso/Canadian dollar, compared to $1.41 Canadian/U.S. dollar and Ps. 14.16 Mexican Peso/Canadian dollar in the first six months of 2025, resulting in a decrease in "Total revenues" of $61 million, a decrease in "Total operating expenses" of $7 million, and a decrease in "Net interest expense" of $9 million from the same period of 2025.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $79 million (December 31, 2025 – approximately $78 million), negatively (or positively) impacts Operating expenses by approximately $49 million (December 31, 2025 – approximately $45 million), and negatively (or positively) impacts "Net interest expense" by approximately $6 million (December 31, 2025 – approximately $6 million).

On an annualized basis, the Company expects that every Ps.0.10 strengthening (or weakening) of the Mexican peso relative to the Canadian dollar, positively (or negatively) impacts Total revenues by approximately $8 million (December 31, 2025 – approximately $7 million) and negatively (or positively) impacts Operating expenses by approximately $9 million (December 31, 2025 – approximately $8 million).

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

In the second quarter of 2026, the favourable impact of fuel prices on "Operating income" was $57 million compared to the same period of 2025. Higher fuel prices, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program, resulted in an increase in "Total revenues" of $257 million. Higher fuel prices net of purchasing discounts, resulted in an increase in "Total operating expenses" of $200 million.

In the first six months of 2026, the favourable impact of fuel prices on "Operating income" was $38 million compared to the same period of 2025. Higher fuel prices, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program and lower carbon levy surcharge revenue following the elimination of the Canadian federal carbon tax program effective April 1, 2025, resulted in an increase in "Total revenues" of $217 million. Higher fuel prices net of purchasing discounts, partially offset by lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, resulted in an increase in "Total operating expenses" of $179 million.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's Operating expenses because stock-based compensation liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with the ticker symbol "CP".

In the second quarter of 2026, the change in the Company's Common Share price resulted in stock-based compensation expense of $26 million, an increase of $4 million, compared to an expense of $22 million in the same period of 2025.

In the first six months of 2026, the change in the Company's Common Share price resulted in stock-based compensation expense of $37 million, an increase of $24 million, compared to an expense of $13 million in the same period of 2025.

Based on information available at June 30, 2026 and expectations for 2026 share-based grants, for every $1.00 change in the Company's Common Share price, stock-based compensation expense has a corresponding change of approximately $2.2 million to $2.4 million (December 31, 2025 - approximately $1.3 million to $1.9 million). This excludes the impact of changes in Common Share price relative to the Standard and Poor's ("S&P")/TSX 60 Index, S&P 500 Industrials Index, and to other Class I railways, which may trigger different performance share unit payouts. Stock-based compensation expense may also be impacted by non-market performance conditions and the impact of the change in FX rates on units tied to the NYSE versus the TSX.

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

As at June 30, 2026, the Company had $366 million of Cash and cash equivalents compared to $184 million at December 31, 2025.

During the six months ended June 30, 2026, the Company repaid, at maturity, U.S. $250 million ($339 million) 3.70% 10.5-year notes and U.S. $250 million ($345 million) 3.125% 10-year notes.

During the six months ended June 30, 2026, the Company issued U.S. $600 million ($821 million) 4.00% 3-year unsecured notes due March 15, 2029 for net proceeds of U.S. $597 million ($816 million) and U.S. $600 million ($821 million) 5.50% 30-year unsecured notes due March 15, 2056 for net proceeds of U.S. $589 million ($805 million).

Effective July 6, 2026, the Company amended its revolving credit facility agreement (the "facility") to extend the maturity dates of its two-year U.S. $1.1 billion tranche and five-year U.S. $1.1 billion tranche to June 25, 2028, and June 25, 2031, respectively. As at June 30, 2026, the facility was undrawn (December 31, 2025 - undrawn).

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. Effective March 27, 2026, the Company increased the maximum size of its commercial paper program through the addition of a Canadian dollar commercial paper program which allows the Company to borrow Canadian dollars in the form of unsecured promissory notes. This increased the maximum amount the Company can borrow under the program from U.S. $1.5 billion to U.S. $2.2 billion, or the Canadian dollar equivalent, on a combined basis. Both the Canadian and U.S. dollar commercial paper programs are backed by the U.S. $2.2 billion revolving credit facility. As at June 30, 2026, the Company had total commercial paper borrowings outstanding of U.S. $1,028 million ($1,461 million) (December 31, 2025 - U.S. $850 million ($1,165 million)).

The Company has bilateral letter of credit facilities with six financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Interim Consolidated Balance Sheets. As at June 30, 2026, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2025 - $nil) and had letters of credit drawn of $83 million (December 31, 2025 - $79 million) from a total available amount of $300 million.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily relate to long-term debt and related interest, capital commitments, supplier purchases, leases, and other long term liabilities.

As at June 30, 2026, other than changes to long-term debt, there have been no material changes in our contractual commitments since December 31, 2025, a description of which can be found in Contractual Commitments of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K. For further information concerning long-term debt, refer to Item 1. Financial Statements, Note 9 Debt.

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

Guarantees

The Company accrues for all guarantees that it expects to pay. As at June 30, 2026, these accruals amounted to $19 million (December 31, 2025 - $16 million).

Cash Flow

Operating Activities

Net cash provided by operating activities increased $371 million in the second quarter of 2026, compared to the same period in 2025. The increase was primarily due to higher cash generating operating income and favourable changes in working capital and other operating activities.

Net cash provided by operating activities increased $191 million in the first six months of 2026, compared to the same period in 2025. The increase was primarily due to higher cash generating operating income and a favourable change in other operating activities.

Investing Activities

Net cash used in investing activities increased $456 million and $413 million in the second quarter and the first six months of 2026, respectively, compared to the same periods in 2025. These increases were primarily due to proceeds received from the sale of an equity investment of $493 million, partially offset by transaction costs paid on the sale in 2025.

Financing Activities

Net cash used in financing activities increased $130 million in the second quarter of 2026, compared to the same period in 2025. The increase was primarily due to net proceeds from debt issuances of $1,392 million in the second quarter of 2025 and higher principal repayments on long-term debt driven by repayment of the U.S. $250 million ($345 million) 3.125% 10-year notes at maturity in the second quarter of 2026. This increase was partially offset by net issuance of commercial paper of $778 million in the second quarter of 2026 compared to net repayments of $722 million in the same period of 2025, and lower share repurchases of $110 million.

Net cash used in financing activities decreased $273 million in the first six months of 2026, compared to the same period in 2025. The decrease was primarily due to net issuance of commercial paper of $284 million in the first six months of 2026 compared to net repayments of $1,175 million in the same period of 2025, and a $243 million decrease in principal repayments on long-term debt. This decrease was partially offset by a $1,481 million decrease in net proceeds from debt issuances and higher share repurchases of $223 million.

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

As at June 30, 2026, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") on its long-term debt and U.S. commercial paper program remain unchanged from December 31, 2025 and the Company's credit rating on its Canadian dollar commercial paper program remains unchanged from March 31, 2026. The following table shows the ratings issued for the Company by the rating agencies noted as at June 30, 2026 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at June 30, 2026(1)

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

As of the date of filing this Form 10-Q, CPRC had U.S. $14,390 million in principal amount of SEC-registered debt securities, outstanding due through 2115, issued in the U.S. pursuant to a trust indenture, and U.S. $30 million and £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of the same date, CPRC also had $3,700 million in principal amount of debt securities outstanding due through 2055, issued in Canada for which CPKC is the guarantor and not subject to the Exchange Act.

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

Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor) on a combined basis after elimination of (i) intercompany transactions and balances between CPRC and CPKC; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income:

Statement of Income Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2026	For the year ended December 31, 2025
Total revenues	$3,786	$7,184
Total operating expenses	2,342	4,398
Operating income(1)	1,444	2,786
Less: Other(2)	364	360
Income before income tax expense	1,080	2,426
Net income	$771	$1,803
(1)Includes net lease costs incurred from Non-Guarantor Subsidiaries for the six months ended June 30, 2026 and the year ended December 31, 2025 of $221 million and $441 million, respectively.
(2)Includes "Other (income) expense", "Other components of net periodic benefit recovery", and "Net interest expense".

Balance Sheet Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2026	As at December 31, 2025
Assets
Current assets	$1,365	$1,144
Properties	14,441	13,904
Other non-current assets	5,686	5,462

Liabilities
Current liabilities	$4,328	$4,529
Long-term debt	22,107	19,811
Other non-current liabilities	4,331	4,150

Excluded from the Statement of Income and Balance Sheet Information above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the six months ended June 30, 2026	For the year ended December 31, 2025
Dividend income from Non-Guarantor Subsidiaries	$273	$690

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at June 30, 2026	As at December 31, 2025
Assets
Accounts receivable, intercompany	$442	$370
Short-term advances to affiliates	4,888	5,193
Long-term advances to affiliates	4,277	4,125

Liabilities
Accounts payable, intercompany	$412	$369
Short-term advances from affiliates	335	254
Long-term advances from affiliates	3,968	3,968

Share Capital

As of July 28, 2026, the latest practicable date, there were 879,079,224 Common Shares outstanding, which consisted of 12,990 holders of record of the Common Shares, and no Preferred Shares outstanding. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of Common Shares subject to the options. As of July 28, 2026, 5,603,580 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 19,011,037 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Management believes these Non-GAAP measures provide meaningful supplemental information about our financial results and improved comparability to past performance because they exclude certain significant items that are not considered indicative of future or past financial trends either by nature or amount. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets or equity investments, acquisition-related costs, certain adjustments to provisions and settlements of Mexican taxes, advisory costs related to rail consolidation matters, discrete tax items, changes in income tax rates, changes to uncertain tax items, and certain items that are not typical of normal business activities or are outside the control of management. Acquisition-related costs include legal, consulting, integration costs including third-party services and system migration, restructuring and special termination benefit costs, employee retention and synergy incentive costs. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the KCS acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company continues to expect to incur acquisition-related costs. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of the Company's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of the Company's financial information.

In addition, Core adjusted operating ratio and Core adjusted diluted EPS exclude KCS purchase accounting. KCS purchase accounting represents the amortization of basis differences being the incremental depreciation or amortization in relation to fair value adjustments to properties, intangible assets, and KCS’s investments, the change in fair value of debt of KCS assumed on April 14, 2023, and fair value adjustments that are attributable to the non-controlling interest, as recognized within "Depreciation and amortization", "Purchased services and other", "Other (income) expense", "Net interest expense", and "Net loss attributable to non-controlling interest", respectively, in the Company's Interim Consolidated Statements of Income. All assets subject to KCS purchase accounting contribute to income generation and will continue to amortize over their estimated useful lives. Excluding KCS purchase accounting from GAAP results provides financial statement users with additional transparency by isolating the impact of KCS purchase accounting.

Significant items recognized in "Net income attributable to controlling shareholders" as reported on a GAAP basis for the first six months of 2026 and 2025 include:

2026:
•during the first six months, acquisition-related costs of $36 million in connection with the KCS acquisition ($27 million after current income tax recovery of $9 million) including $25 million recognized in "Compensation and benefits" primarily related to synergy related incentive compensation and restructuring costs, and $11 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 3 cents as follows:
–in the second quarter, acquisition-related costs of $27 million ($20 million after current income tax recovery of $7 million) including $21 million recognized in "Compensation and benefits", and $6 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 3 cents;
–in the first quarter, acquisition-related costs of $9 million ($7 million after current income tax recovery of $2 million) including $4 million recognized in "Compensation and benefits", and $5 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 1 cent;
•during the first six months, advisory costs related to the analysis and advocacy in connection with the STB's review of the proposed merger between Union Pacific Corporation and Norfolk Southern Corporation of $27 million ($21 million after current income tax recovery of $6 million) recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents as follows:
–in the second quarter, advisory costs of $14 million ($11 million after current income tax recovery of $3 million) recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 1 cent; and
–in the first quarter, advisory costs of $13 million ($10 million after current income tax recovery of $3 million) recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 1 cent.

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
•during the first six months, acquisition-related costs of $39 million in connection with the KCS acquisition ($29 million after current income tax recovery of $10 million), including an expense of $12 million recognized in "Compensation and benefits" primarily related to retention and synergy related incentive compensation costs; $1 million recognized in "Materials"; and $26 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 3 cents as follows:
–in the second quarter, acquisition-related costs of $19 million ($14 million after current income tax recovery of $5 million) including $7 million recognized in "Compensation and benefits", and $12 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents; and
–in the first quarter, acquisition-related costs of $20 million ($15 million after current income tax recovery of $5 million) including $5 million recognized in "Compensation and benefits", $1 million recognized in "Materials", and $14 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents.

KCS purchase accounting recognized in "Net income attributable to controlling shareholders" as reported on a GAAP basis for the first six months of 2026 and 2025 was as follows:

2026:
•during the first six months, KCS purchase accounting of $184 million ($134 million after deferred income tax recovery of $50 million), including costs of $175 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $11 million recognized in "Net interest expense", and a recovery of $3 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 15 cents as follows:
–in the second quarter, KCS purchase accounting of $93 million ($68 million after deferred income tax recovery of $25 million), including costs of $88 million recognized in "Depreciation and amortization", $6 million recognized in "Net interest expense", and a recovery of $1 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 8 cents; and
–in the first quarter, KCS purchase accounting of $91 million ($66 million after deferred income tax recovery of $25 million), including costs of $87 million recognized in "Depreciation and amortization", $1 million recognized in

"Purchased services and other", $5 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 8 cents.

2025:
•during the first six months, KCS purchase accounting of $187 million ($137 million after deferred income tax recovery of $50 million), including costs of $178 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other" related to the amortization of equity investments, $10 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $3 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 14 cents as follows:
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

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Diluted EPS

Core adjusted diluted EPS is calculated using Diluted EPS reported on a GAAP basis adjusted for significant items less KCS purchase accounting.

	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Diluted EPS as reported	$1.15	$1.33	$2.10	$2.31
Less:
Significant items (pre-tax):
Gain on sale of equity investment	—	0.36	—	0.36
Acquisition-related costs	(0.03)	(0.02)	(0.04)	(0.04)
Advisory costs related to rail consolidation matters	(0.01)	—	(0.03)	—
KCS purchase accounting	(0.11)	(0.10)	(0.20)	(0.20)
Add:
Tax effect of adjustments(1)	(0.03)	0.03	(0.07)	(0.01)
Core adjusted diluted EPS	$1.27	$1.12	$2.30	$2.18
(1) The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 26.10% and 26.31% for the three and six months ended June 30, 2026, and 9.45% and 8.67% for the three and six months ended June 30, 2025, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

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

	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
Operating ratio as reported	64.6%	63.7%	65.3%	64.5%
Less:
Acquisition-related costs	0.6%	0.5%	0.5%	0.5%
Advisory costs related to rail consolidation matters	0.3%	—%	0.3%	—%
KCS purchase accounting in Operating expenses	2.1%	2.5%	2.2%	2.4%
Core adjusted operating ratio	61.6%	60.7%	62.3%	61.6%

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q includes forward-looking statements concerning, but not limited to, the integration of KCS and the realization and timing of anticipated benefits and synergies from the CP-KCS combination, the expected impact of changes in FX rates (including the U.S. dollar and Mexican peso relative to the Canadian dollar), the Company’s expected core adjusted effective tax rate, share-price sensitivity of stock-based compensation, expectations for 2026 share-based grants, the impact of fuel prices, including the timing of recoveries under the Company’s fuel cost adjustment program, the Company’s operations, anticipated financial performance, business prospects and strategies, the sufficiency of cash flow from operations and available financing to meet short-term and long-term obligations, anticipated capital programs, future payments, including income taxes, and the outcomes of tax and other legal proceedings.

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and include, but are not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth and conditions; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; FX rates; core adjusted effective tax rates (as specified herein); performance of the Company's assets and equipment; sufficiency of the Company;s budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, taxes, wages, labour and immigration; the availability and cost of labour, services and infrastructure; labour disruptions; the satisfaction by third parties of their obligations to the Company; and carbon markets, evolving sustainability strategies, and scientific or technological developments. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

Undue reliance should not be placed on forward-looking statements as actual results may differ materially from those expressed or implied by forward-looking statements. By their nature, forward-looking statements involve numerous inherent risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, the following factors: changes in business strategies and strategic opportunities; general Canadian, U.S., Mexican and global social, economic, political, credit and business conditions; risks associated with agricultural production such as weather conditions and insect populations; the availability and price of energy commodities; the effects of competition and pricing pressures, including competition from other rail carriers, trucking companies and maritime shippers in Canada, the U.S. and Mexico; North American and global economic growth and conditions; industry capacity; shifts in market demand; changes in commodity prices and commodity demand; uncertainty surrounding timing and volumes of commodities being shipped by the Company; inflation; geopolitical instability; changes in laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, wages, labour and immigration; changes in taxes and tax rates; potential increases in maintenance and operating costs; changes in fuel prices; disruption of fuel supplies; uncertainties of investigations, proceedings or other types of claims and litigation; compliance with environmental regulations; labour disputes; changes in labour costs and labour difficulties; risks and liabilities arising from derailments; transportation of dangerous goods; timing of completion of capital and maintenance projects; sufficiency of budgeted capital expenditures in carrying out business plans; services and infrastructure; the satisfaction by third parties of their obligations; currency and interest rate fluctuations; FX rates; effects of changes in market conditions and discount rates on the financial position of pension plans and investments; trade restrictions, including the imposition of any tariffs, or other changes to international trade arrangements; the effects of current and future multinational trade agreements on or other developments affecting the level of trade among Canada, the U.S. and Mexico; climate change and the market and regulatory responses to climate change; anticipated in-service dates; success of hedging activities; operational performance and reliability; customer, regulatory and other stakeholder approvals and support; regulatory and legislative decisions and actions; the adverse impact of any termination or revocation by the Mexican government of the Concession; public opinion; various events that could disrupt operations, including severe weather, such as droughts, floods, avalanches, volcanism and earthquakes, and cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; acts of terrorism, war or other acts of violence or crime or risk of such activities; insurance coverage limitations; material adverse changes in economic and industry conditions; the outbreak of a pandemic or contagious disease and the resulting effects on economic conditions; the demand environment for logistics requirements and energy prices; restrictions imposed by public health authorities or governments; fiscal and monetary policy responses by governments and financial institutions; disruptions to global supply chains; the realization of anticipated benefits and synergies of the CP-KCS transaction and the timing thereof; the satisfaction of the conditions imposed by the STB in its March 15, 2023 decision; the successful integration of KCS into the Company; the focus of management time and attention on the CP-KCS integration and other disruptions arising from the CP-KCS integration; estimated future dividends; financial strength and flexibility; debt and equity market conditions, including the ability to access capital markets on favourable terms or at all; cost of debt and equity capital; improvement in data collection and measuring systems; industry-driven changes to methodologies; and the ability of the management of CPKC to execute key priorities, including those in connection with the CP-KCS transaction. The foregoing list of factors is not exhaustive.

These and other factors that could cause actual results to differ materially from those described in the forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are detailed from time to time in reports filed by CPKC with securities regulators in Canada and the United States, which can be accessed on SEDAR+ (www.sedarplus.ca) and EDGAR (www.sec.gov). Reference should be made to “Part I – Item 1A – Risk Factors” and “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in the Company’s Annual Report on Form 10-K and “Part II – Item 1A – Risk Factors” of the Company’s Quarterly Reports on Form 10-Q.

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

As at June 30, 2026, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of June 30, 2026 would increase the fair value of the Company's debt as at June 30, 2026 by approximately $1.9 billion (December 31, 2025 - approximately $1.8 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at June 30, 2026, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at June 30, 2026, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2026, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The Company has established a share repurchase program which is further described in Item 1. Financial Statements, Note 11 Share repurchases. The following table presents the number of Common Shares repurchased during each month of the second quarter of 2026 and the average price paid by CPKC for the repurchase of such Common Shares:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Units) that may yet be purchased under the Plans or Programs
Common Stock
April 1-30, 2026	5,143,778	$115.14	5,143,778	33,985,939
May 1-31, 2026	2,406,921	$120.03	2,406,921	31,579,018
June 1-30, 2026	3,305,000	$126.21	3,305,000	28,274,018
Total	10,855,699	$119.60	10,855,699	28,274,018
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

10.1
Second Amending Agreement, dated as of July 6, 2026, among Canadian Pacific Railway Company, as Borrower, Canadian Pacific Kansas City Limited, as Covenantor, Bank of Montreal, as Administrative Agent, and various Lenders party thereto (incorporated by reference to Exhibit 10.1 to Canadian Pacific Kansas City Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2026).

10.2* **
CPKC 401(k) Savings Plan, as amended and restated effective May 27, 2025 (consisting of the Adoption Agreement for Stinson LLP Non-Standardized Defined Contribution Pre-Approved Plan and Stinson LLP Defined Contribution Pre-Approved Base Plan Document).

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

The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the second quarters and first six months ended June 30, 2026 and 2025; (ii) the Interim Consolidated Statements of Comprehensive Income for the second quarters and first six months ended June 30, 2026 and 2025; (iii) the Interim Consolidated Balance Sheets at June 30, 2026, and December 31, 2025; (iv) the Interim Consolidated Statements of Cash Flows for the second quarters and first six months ended June 30, 2026 and 2025; (v) the Interim Consolidated Statements of Changes in Equity for the second quarters and first six months ended June 30, 2026 and 2025; and (vi) the Notes to Interim Consolidated Financial Statements.

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

Date: July 29, 2026