Form 10-Q
period 2026-09-30
CANADIAN PACIFIC KANSAS CITY LTD/CN
filed 2026-10-29
CIK 16875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 27, 2026, there were 869,554,740 of the registrant’s Common Shares outstanding.

CANADIAN PACIFIC KANSAS CITY LIMITED
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars, except share and per share data)	2026	2025	2026	2025
Revenues (Note 3)
Freight	$4,139	$3,589	$11,855	$10,945
Non-freight	80	72	229	210
Total revenues	4,219	3,661	12,084	11,155
Operating expenses
Compensation and benefits (Note 13)	711	619	2,125	1,960
Fuel	667	415	1,743	1,301
Materials	130	114	387	362
Equipment rents	101	109	293	311
Depreciation and amortization	529	503	1,560	1,500
Purchased services and other	594	565	1,759	1,725
Total operating expenses	2,732	2,325	7,867	7,159

Operating income	1,487	1,336	4,217	3,996
Other (income) expense	(5)	8	1	(1)
Other components of net periodic benefit recovery (Note 12)	(111)	(107)	(331)	(321)
Net interest expense	239	222	704	646
Gain on sale of equity investment (Note 4)	—	—	—	(333)
Income before income tax expense	1,364	1,213	3,843	4,005
Current income tax expense	334	307	875	921
Deferred income tax expense (recovery)	114	(11)	183	24
Income tax expense (Note 5)	448	296	1,058	945
Net income	$916	$917	$2,785	$3,060
Net loss attributable to non-controlling interest	(1)	(3)	(2)	(4)
Net income attributable to controlling shareholders	$917	$920	$2,787	$3,064

Earnings per share (Note 6)
Basic earnings per share	$1.05	$1.01	$3.14	$3.32
Diluted earnings per share	$1.04	$1.01	$3.14	$3.32

Weighted-average number of shares (millions) (Note 6)
Basic	876.6	910.4	886.5	922.4
Diluted	877.6	911.4	887.3	923.4

Dividends declared per share	$0.268	$0.228	$0.764	$0.646
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2026	2025	2026	2025
Net income	$916	$917	$2,785	$3,060
Net (loss) gain in foreign currency translation adjustments, net of hedging activities	(57)	654	1,133	(1,104)
Change in derivatives designated as cash flow hedges	(1)	—	(3)	1
Change in pension and post-retirement defined benefit plans	(1)	3	—	8
Other comprehensive income from equity investees	—	3	2	6
Other comprehensive (loss) income before income taxes	(59)	660	1,132	(1,089)
Income tax recovery (expense)	—	12	29	(23)
Other comprehensive (loss) income	(59)	672	1,161	(1,112)
Comprehensive income	$857	$1,589	$3,946	$1,948
Comprehensive (loss) income attributable to non-controlling interest	(2)	18	31	(38)
Comprehensive income attributable to controlling shareholders	$859	$1,571	$3,915	$1,986
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(unaudited)

	September 30	December 31
(in millions of Canadian dollars)	2026	2025
Assets
Current assets
Cash and cash equivalents	$399	$184
Accounts receivable, net (Note 8)	2,245	2,029
Materials and supplies	577	502
Other current assets	313	224
	3,534	2,939
Investments	533	473
Properties	57,201	55,323
Goodwill	19,081	18,436
Intangible assets	2,947	2,911
Pension asset	5,431	5,129
Other assets	716	734
Total assets	$89,443	$85,945
Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$3,141	$2,751
Long-term debt maturing within one year (Note 9, 10)	3,613	3,240
	6,754	5,991
Pension and other benefit liabilities	542	537
Other long-term liabilities	891	815
Long-term debt (Note 9, 10)	22,233	19,948
Deferred income taxes	12,265	11,829
Total liabilities	42,685	39,120
Shareholders’ equity
Share capital	24,057	24,751
Additional paid-in capital	114	105
Accumulated other comprehensive income (Note 7)	2,366	1,238
Retained earnings	19,242	19,783
	45,779	45,877
Non-controlling interest	979	948
Total equity	46,758	46,825
Total liabilities and equity	$89,443	$85,945
See Contingencies (Note 14).
See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2026	2025	2026	2025
Operating activities
Net income	$916	$917	$2,785	$3,060
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	529	503	1,560	1,500
Deferred income tax expense (recovery)	114	(11)	183	24
Pension recovery and funding (Note 12)	(100)	(93)	(295)	(283)
Gain on sale of equity investment (Note 4)	—	—	—	(333)
Other operating activities, net	(6)	(20)	(34)	(24)
Changes in operating assets and liabilities	97	(22)	53	(159)
Net cash provided by operating activities	1,550	1,274	4,252	3,785
Investing activities
Additions to properties	(613)	(860)	(2,035)	(2,314)
Additions to Meridian Speedway properties	(5)	(7)	(18)	(31)
Proceeds from sale of properties and other assets	22	1	34	16
Proceeds from sale of equity investment (Note 4)	—	—	—	493
Other investing activities, net	16	(16)	5	(67)
Net cash used in investing activities	(580)	(882)	(2,014)	(1,903)
Financing activities
Dividends paid	(236)	(205)	(644)	(592)
Issuance of Common Shares	13	14	68	52
Purchase of Common Shares (Note 11)	(1,425)	(1,805)	(3,388)	(3,545)
Repayment of long-term debt, excluding commercial paper (Note 9)	(6)	(5)	(703)	(945)
Issuance of long-term debt, excluding commercial paper (Note 9)	—	—	1,621	3,102
Net issuance of commercial paper (Note 9)	711	1,221	995	46
Net repayment of short-term borrowings (Note 9)	—	—	—	(277)
Other financing activities, net	—	(2)	(4)	(8)
Net cash used in financing activities	(943)	(782)	(2,055)	(2,167)
Effect of foreign currency fluctuations on foreign-denominated cash and cash equivalents	6	2	32	(43)
Cash position
Net increase (decrease) in cash and cash equivalents	33	(388)	215	(328)
Cash and cash equivalents at beginning of period	366	799	184	739
Cash and cash equivalents at end of period	$399	$411	$399	$411

Supplemental cash flow information
Income taxes paid	$256	$204	$833	$850
Interest paid	$246	$192	$696	$606
Certain comparative figures have been reclassified within "Net cash provided by operating activities" to conform to the current period's presentation. These reclassifications had no impact on total net cash flows from operating, investing, or financing activities, or the net increase (decrease) in cash and cash equivalents.

See Notes to Interim Consolidated Financial Statements.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	For the three months ended September 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at July 1, 2026	882.0	$24,360	$115	$2,424	$19,727	$46,626	$981	$47,607
Net income (loss)	—	—	—	—	917	917	(1)	916
Other comprehensive loss (Note 7)	—	—	—	(58)	—	(58)	(1)	(59)
Dividends declared ($0.268 per share)	—	—	—	—	(234)	(234)	—	(234)
Effect of stock-based compensation expense	—	—	3	—	—	3	—	3
Common Shares repurchased (Note 11)	(11.3)	(319)	—	—	(1,168)	(1,487)	—	(1,487)
Common Shares issued under stock option plan	0.1	16	(4)	—	—	12	—	12
Balance as at September 30, 2026	870.8	$24,057	$114	$2,366	$19,242	$45,779	$979	$46,758
Balance as at July 1, 2025	917.9	$25,285	$105	$951	$19,863	$46,204	$943	$47,147
Net income (loss)	—	—	—	—	920	920	(3)	917
Other comprehensive income (Note 7)	—	—	—	651	—	651	21	672
Dividends declared ($0.228 per share)	—	—	—	—	(205)	(205)	—	(205)
Effect of stock-based compensation expense	—	—	5	—	—	5	—	5
Common Shares repurchased (Note 11)	(17.0)	(489)	—	—	(1,403)	(1,892)	—	(1,892)
Common Shares issued under stock option plan	0.2	19	(4)	—	—	15	—	15
Balance as at September 30, 2025	901.1	$24,815	$106	$1,602	$19,175	$45,698	$961	$46,659

	For the nine months ended September 30
(in millions of Canadian dollars except per share data)	Common Shares (in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity	Non-controlling interest	Total equity
Balance as at January 1, 2026	897.6	$24,751	$105	$1,238	$19,783	$45,877	$948	$46,825
Net income (loss)	—	—	—	—	2,787	2,787	(2)	2,785
Other comprehensive income (Note 7)	—	—	—	1,128	—	1,128	33	1,161
Dividends declared ($0.764 per share)	—	—	—	—	(674)	(674)	—	(674)
Effect of stock-based compensation expense	—	—	25	—	—	25	—	25
Common Shares repurchased (Note 11)	(27.7)	(777)	—	—	(2,654)	(3,431)	—	(3,431)
Common Shares issued under stock option plan	0.9	83	(16)	—	—	67	—	67
Balance as at September 30, 2026	870.8	$24,057	$114	$2,366	$19,242	$45,779	$979	$46,758
Balance as at January 1, 2025	933.5	$25,689	$94	$2,680	$19,429	$47,892	$998	$48,890
Net income (loss)	—	—	—	—	3,064	3,064	(4)	3,060
Contribution from non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss (Note 7)	—	—	—	(1,078)	—	(1,078)	(34)	(1,112)
Dividends declared ($0.646 per share)	—	—	—	—	(592)	(592)	—	(592)
Effect of stock-based compensation expense	—	—	25	—	—	25	—	25
Common Shares repurchased (Note 11)	(33.4)	(939)	—	—	(2,726)	(3,665)	—	(3,665)
Common Shares issued under stock option plan	1.0	65	(13)	—	—	52	—	52
Balance as at September 30, 2025	901.1	$24,815	$106	$1,602	$19,175	$45,698	$961	$46,659
See Notes to Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)

1    Description of business and basis of presentation

Canadian Pacific Kansas City Limited ("CPKC" or the "Company") owns and operates a transcontinental freight railway spanning Canada, the United States ("U.S."), and Mexico. CPKC provides rail and intermodal transportation services over a network of approximately 20,000 miles, serving principal business centres across Canada, the U.S., and Mexico. The Company transports bulk commodities, merchandise freight, and intermodal traffic. CPKC's Common Shares trade on the Toronto Stock Exchange ("TSX") and New York Stock Exchange under the symbol "CP".

These unaudited interim consolidated financial statements ("Interim Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). They do not include all of the information required for a complete set of annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2025 ("last annual consolidated financial statements"). Selected explanatory notes are included to explain events and transactions that are significant to an understanding of the changes in the Company's financial position and results of operations since the last annual consolidated financial statements. The Interim Consolidated Financial Statements have been prepared using the same significant accounting policies used in the last annual consolidated financial statements, except for the adoption of new accounting standards (see Note 2). Amounts are stated in Canadian dollars unless otherwise noted.

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

Other accounting standards that became effective during the nine months ended September 30, 2026 did not have a material impact on the Company's Interim Consolidated Financial Statements. Recently issued accounting pronouncements are not expected to have a material impact on the Company's financial position or results of operations upon adoption.

3    Revenues

The following table presents disaggregated information about the Company’s revenues from contracts with customers by major source:

	For the three months ended September 30		For the nine months ended September 30
(in millions of Canadian dollars)	2026	2025	2026	2025
Grain	$904	$702	$2,700	$2,233
Coal	254	255	689	768
Potash	182	167	515	490
Fertilizers and sulphur	105	102	327	314
Forest products	211	193	590	605
Energy, chemicals and plastics	763	701	2,240	2,171
Metals, minerals and consumer products	532	458	1,494	1,350
Automotive	373	343	1,072	988
Intermodal	815	668	2,228	2,026
Total freight revenues	4,139	3,589	11,855	10,945
Non-freight excluding leasing revenues	53	45	147	130
Revenues from contracts with customers	4,192	3,634	12,002	11,075
Leasing revenues	27	27	82	80
Total revenues	$4,219	$3,661	$12,084	$11,155

4    Gain on sale of equity investment

On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company to APM Terminals Panama Rail LP (“APM Terminals”), a subsidiary of A.P. Moller-Maersk A/S, for gross proceeds of U.S. $350 million. After finalizing purchase price adjustments for cash acquired and debt and net working capital assumed by APM Terminals, the Company received cash consideration of U.S. $344 million ($493 million) and recognized a pre-tax gain of U.S. $232 million ($333 million) in "Gain on sale of equity investment”. For the nine months ended September 30, 2025, the after-tax gain was U.S. $196 million ($282 million).

5    Income taxes

The effective income tax rate including discrete items for the three and nine months ended September 30, 2026 was 32.79% and 27.52%, respectively, compared to 24.34% and 23.58%, respectively, for the same periods in 2025.

For the three months ended September 30, 2026, the effective income tax rate was 24.75%, excluding the discrete items of:
•amortization of the fair value adjustments associated with purchase accounting of $96 million, reassessment of prior year taxes by the Canada Revenue Agency ("CRA") of $94 million, and acquisition-related costs of $12 million, all related to the Kansas City Southern ("KCS") acquisition;
•a tax settlement with the Servicio de Administracion Tributaria (“SAT”) of $17 million; and
•advisory costs related to the analysis and advocacy in connection with the U.S. Surface Transportation Board's (the "STB") review of the proposed merger between Union Pacific Corporation ("UP") and Norfolk Southern Corporation ("NS") of $17 million.

For the three months ended September 30, 2025, the effective income tax rate was 24.50%, excluding the discrete items of amortization of the fair value adjustments associated with purchase accounting of $97 million and acquisition-related costs of $13 million, both related to the KCS acquisition.

For the nine months ended September 30, 2026, the effective income tax rate was 24.75%, excluding the discrete items of:
•amortization of the fair value adjustments associated with purchase accounting of $283 million, reassessment of prior year taxes by the CRA of $94 million, and acquisition-related costs of $48 million, all related to the KCS acquisition;
•advisory costs related to the analysis and advocacy in connection with the STB's review of the proposed merger between UP and NS of $44 million; and
•a tax settlement with the SAT of $17 million.

For the nine months ended September 30, 2025, the effective income tax rate was 24.50%, excluding the discrete items of a gain on sale of an equity investment of $333 million, amortization of the fair value adjustments associated with purchase accounting of $287 million and acquisition-related costs of $52 million, both related to the KCS acquisition.

Tax Audits

During the three months ended September 30, 2026, the Company received notices of reassessment from the CRA for prior tax years related to the KCS acquisition. The Company has reviewed the reassessments and has objected to certain positions assessed. An income tax expense of $94 million was recorded in respect of positions that the Company has not objected to. The Company believes that it has recorded sufficient income tax reserves as at September 30, 2026 in respect of the disputed positions in the notices of reassessment. The timing and amount of an ultimate resolution of this matter is not determinable at this time.

Mexican Tax Settlements

During the three months ended September 30, 2026, a Mexican subsidiary of the Company settled and closed certain income tax matters in Mexico for the 2020 and 2021 tax years with the SAT resulting in a payment of $20 million and an income tax expense of $17 million. The 2016 to 2019 tax years remain under dispute, and the timing and amount of an ultimate resolution for these years is not determinable at this time. The Company believes that it has recorded sufficient tax reserves as at September 30, 2026 with respect to the 2016 to 2019 tax years.

2014 Tax Assessment

Canadian Pacific Kansas City Mexico's ("CPKCM") 2014 Tax Assessment is currently in litigation (see Note 14).

6    Earnings per share

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to controlling shareholders	$917	$920	$2,787	$3,064
Weighted-average basic shares outstanding	876.6	910.4	886.5	922.4
Dilutive effect of stock options	1.0	1.0	0.8	1.0
Weighted-average diluted shares outstanding	877.6	911.4	887.3	923.4
Earnings per share - basic	$1.05	$1.01	$3.14	$3.32
Earnings per share - diluted	$1.04	$1.01	$3.14	$3.32

For the three and nine months ended September 30, 2026, there were nil and 0.5 million options, respectively, excluded from the computation of diluted earnings per share because their effects were not dilutive (three and nine months ended September 30, 2025 - 2.2 million and 1.8 million, respectively).

7    Changes in Accumulated other comprehensive income ("AOCI") by component

Changes in AOCI attributable to controlling shareholders, net of tax, by component are as follows:

	For the three months ended September 30
(in millions of Canadian dollars)	Foreign currency net of hedging activities	Derivatives	Pension and post- retirement defined benefit plans	Equity accounted investments	Total
Opening balance, July 1, 2026	$3,014	$7	$(601)	$4	$2,424
Other comprehensive (loss) income before reclassifications	(58)	—	—	1	(57)
Amounts reclassified from AOCI	—	—	(1)	—	(1)
Net other comprehensive (loss) income	(58)	—	(1)	1	(58)
Balance as at September 30, 2026	$2,956	$7	$(602)	$5	$2,366
Opening balance, July 1, 2025	$1,678	$11	$(736)	$(2)	$951
Other comprehensive income before reclassifications	646	—	—	3	649
Amounts reclassified from AOCI	—	(1)	3	—	2
Net other comprehensive income (loss)	646	(1)	3	3	651
Balance as at September 30, 2025	$2,324	$10	$(733)	$1	$1,602

	For the nine months ended September 30
	Foreign currency net of hedging activities	Derivatives	Pension and post-retirement defined benefit plans	Equity accounted investments	Total
Opening balance, January 1, 2026	$1,829	$9	$(602)	$2	$1,238
Other comprehensive income before reclassifications	1,127	—	—	3	1,130
Amounts reclassified from AOCI	—	(2)	—	—	(2)
Net other comprehensive income (loss)	1,127	(2)	—	3	1,128
Balance as at September 30, 2026	$2,956	$7	$(602)	$5	$2,366
Opening balance, January 1, 2025	$3,413	$10	$(738)	$(5)	$2,680
Other comprehensive (loss) income before reclassifications	(1,089)	—	—	6	(1,083)
Amounts reclassified from AOCI	—	—	5	—	5
Net other comprehensive (loss) income	(1,089)	—	5	6	(1,078)
Balance as at September 30, 2025	$2,324	$10	$(733)	$1	$1,602

8    Accounts receivable, net

(in millions of Canadian dollars)	As at September 30, 2026	As at December 31, 2025
Total accounts receivable	$2,368	$2,146
Allowance for credit losses	(123)	(117)
Total accounts receivable, net	$2,245	$2,029

9    Debt

During the nine months ended September 30, 2026, the Company repaid, at maturity, U.S. $250 million ($339 million) 3.70% 10.5-year notes and U.S. $250 million ($345 million) 3.125% 10-year notes.

Issuance of long-term debt

During the nine months ended September 30, 2026, the Company issued U.S. $600 million ($821 million) 4.00% 3-year unsecured notes due March 15, 2029 for net proceeds of U.S. $597 million ($816 million), and U.S. $600 million ($821 million) 5.50% 30-year unsecured notes due March 15, 2056 for net proceeds of U.S. $589 million ($805 million). The issued notes pay interest semi-annually and carry a negative pledge.

Credit facility

Effective July 6, 2026, the Company amended its revolving credit facility agreement (the "facility") to extend the maturity dates of its two-year U.S. $1.1 billion tranche and five-year U.S. $1.1 billion tranche to June 25, 2028, and June 25, 2031, respectively. As at September 30, 2026, the facility was undrawn (December 31, 2025 - undrawn). The Company presents draws and repayments on the facility in the Interim Consolidated Statements of Cash Flows on a net basis.

Commercial paper program

Effective March 27, 2026, the Company increased the maximum size of its commercial paper program through the addition of a Canadian dollar commercial paper program which allows the Company to borrow Canadian dollars in the form of unsecured promissory notes. This increased the maximum amount the Company can borrow under its Canadian and U.S. dollar commercial paper programs from U.S. $1.5 billion to U.S. $2.2 billion, or the Canadian dollar equivalent, on a combined basis. Effective September 10, 2026, the Company increased the maximum amount that may be outstanding under its U.S. dollar commercial paper program from U.S. $1.5 billion to U.S. $2.2 billion, with no change to the U.S. $2.2 billion combined limit for the Canadian and U.S. dollar commercial paper programs. Both the Canadian and U.S. dollar commercial paper programs are backed by the U.S. $2.2 billion facility. As at September 30, 2026, the Company had total commercial paper borrowings outstanding of U.S. $1,535 million ($2,179 million) recognized in "Long-term debt maturing within one year" on the Company's Interim Consolidated Balance Sheets (December 31, 2025 - U.S. $850 million ($1,165 million)). The weighted-average interest rate on these borrowings as at September 30, 2026 was 2.87% (December 31, 2025 - 4.02%). The Company presents issuances and repayments of commercial paper, all of which have a maturity of less than 90 days, in the Interim Consolidated Statements of Cash Flows on a net basis.

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

The carrying value of the Company’s debt does not approximate its fair value. The estimated fair value has been determined based on market information, where available, or by discounting future payments of principal and interest at estimated interest rates expected to be available to the Company at the balance sheet date. All measurements are classified as Level 2. The Company’s long-term debt, including current maturities, with a carrying value of $23,668 million as at September 30, 2026 (December 31, 2025 - $22,023 million), had a fair value of $20,954 million (December 31, 2025 - $20,740 million).

B. Financial risk management

Foreign exchange ("FX") management

Net investment hedge
The majority of the Company’s U.S. dollar-denominated long-term debt, finance lease obligations, and operating lease liabilities have been designated as a hedge of the Company's net investment in foreign subsidiaries. This designation has the effect of mitigating volatility on Net income by offsetting long-term FX gains and losses on U.S. dollar-denominated long-term debt and gains and losses on its net investment. The effect of the Company's net investment hedge for the three and nine months ended September 30, 2026 was an FX gain of $2 million and an FX loss of $255 million, respectively (three and nine months ended September 30, 2025 - FX loss of $123 million and an FX gain of $182 million, respectively) recognized in “Other comprehensive income (loss)”.

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

In accordance with Canadian tax legislation, the Company has accrued for a 2% tax on the fair market value of Common Shares repurchased (net of qualifying issuances of equity) as a direct cost of Common Share repurchases recognized in Shareholders’ equity. During the three and nine months ended September 30, 2026, the Company has accrued a liability of $29 million and $65 million, respectively, for the tax due on the net share repurchases made, payable within the first quarter of the following year.

The following table provides activities under the share repurchase program:

	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Number of Common Shares repurchased(1)	11,542,470	17,726,296	28,134,076	34,089,408
Weighted-average price per share(2)	$128.80	$106.74	$121.95	$107.51
Amount of repurchase (in millions of Canadian dollars)(1)(2)	$1,487	$1,892	$3,431	$3,665
(1) Includes shares repurchased but not yet cancelled at end of period.
(2) Includes brokerage fees and applicable tax on share repurchases.

12    Pension and other benefits

During the three and nine months ended September 30, 2026, the Company made contributions, net of refunds, to its defined benefit pension plans of $3 million and $5 million, respectively (three and nine months ended September 30, 2025 - $3 million and $11 million, respectively).

Net periodic benefit (recovery) cost for defined benefit pension plans and other benefits included the following components:

	For the three months ended September 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2026	2025	2026	2025	2026	2025
Current service cost	$19	$22	$4	$3	$23	$25
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	118	117	6	5	124	122
Expected return on plan assets	(234)	(232)	—	—	(234)	(232)
Recognized net actuarial (gain) loss	(1)	1	(1)	—	(2)	1
Amortization of prior service costs	1	2	—	—	1	2
Total other components of net periodic benefit (recovery) cost	(116)	(112)	5	5	(111)	(107)
Net periodic benefit (recovery) cost	$(97)	$(90)	$9	$8	$(88)	$(82)

	For the nine months ended September 30
	Pensions		Other benefits		Total
(in millions of Canadian dollars)	2026	2025	2026	2025	2026	2025
Current service cost	$57	$64	$10	$10	$67	$74
Other components of net periodic benefit (recovery) cost:
Interest cost on benefit obligation	354	350	17	16	371	366
Expected return on plan assets	(702)	(695)	—	—	(702)	(695)
Recognized net actuarial (gain) loss	(3)	5	(1)	(1)	(4)	4
Amortization of prior service costs	4	4	—	—	4	4
Total other components of net periodic benefit (recovery) cost	(347)	(336)	16	15	(331)	(321)
Net periodic benefit (recovery) cost	$(290)	$(272)	$26	$25	$(264)	$(247)

13    Stock-based compensation

As at September 30, 2026, the Company had several stock-based compensation plans including stock option plans, various cash‑settled liability plans, and an employee share purchase plan. These plans resulted in an expense for the three and nine months ended September 30, 2026 of $39 million and $182 million, respectively (three and nine months ended September 30, 2025 - $4 million and $96 million, respectively).

Stock options plan

In the nine months ended September 30, 2026, under the Company’s stock option plan, the Company issued 1,189,411 options at the weighted-average price of $104.69 per share, based on the closing price of the Company's Common Shares on the TSX at the grant date. Pursuant to the employee plan, these options may be exercised upon vesting, which is between 12 months and 48 months after the grant date, and will expire seven years from the grant date.

Under the fair value method, the fair value of the stock options at the grant date was approximately $30 million.

Performance share unit plans

During the nine months ended September 30, 2026, the Company issued 629,722 Performance Share Units ("PSUs") with a grant date fair value of $66 million and 20,386 Performance Deferred Share Units ("PDSUs") with a grant date fair value, including the fair value of expected future matching units, of $3 million. PSUs and PDSUs attract dividend equivalents in the form of additional units based on dividends paid on the Company’s Common Shares, and vest three to four years after the grant date, contingent on the Company’s performance ("performance factor"). Vested PSUs are settled in cash. Vested PDSUs are converted into Deferred Share Units ("DSUs") pursuant to the DSU plan, are eligible for a 25% Company match if the employee has not exceeded their Common Share ownership requirements, and are settled in cash only when the holder ceases their employment with the Company.

The performance period for all PSUs and all PDSUs granted in the nine months ended September 30, 2026 is January 1, 2026 to December 31, 2028 and the performance factors are Free Cash Flow ("FCF"), Total Shareholder Return ("TSR") compared to the Standard and Poor's ("S&P")/TSX 60 Index, and TSR compared to the S&P 500 Industrials Index.

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

14    Contingencies

Litigation

In the normal course of its operations, the Company becomes involved in various legal actions, including claims relating to injuries and damage to property. The Company maintains provisions it considers to be adequate for such actions. While the final outcome with respect to actions outstanding or pending as at September 30, 2026 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity. However, an unexpected adverse resolution of one or more of these legal actions could have a material adverse effect on the Company's business, financial position, results of operations, or liquidity in a particular quarter or fiscal year.

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

A number of legal proceedings, set out below, were commenced in Canada and the U.S. against the Company and others:

(1)Québec's Minister of Sustainable Development, Environment, Wildlife and Parks (the "MELCCFP") ordered various parties, including the Company, to remediate the derailment site (the "Cleanup Order") and served the Company with a Notice of Claim for $95 million for those costs. The Company appealed the Cleanup Order and contested the Notice of Claim with the Administrative Tribunal of Québec. These proceedings were stayed pending determination of the Attorney General of Québec (“AGQ”) action (paragraph 2 below). Following final determination of the consolidated claims described below, the AGQ reached out to the Company. On October 16, 2026, an agreement was reached whereby the Cleanup Order and the related Notices of Claim will all be annulled by the MELCCFP, following which all the proceedings still pending before the Administrative Tribunal of Québec will be discontinued. The parties are now completing the steps required to implement the agreement and formally conclude the proceedings.

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

(4)Eight subrogated insurers sued the Company in the Québec Superior Court claiming approximately $16 million in damages, which was amended and reduced to approximately $14 million (the “Promutuel Action”), and two additional subrogated insurers sued the Company claiming approximately $3 million in damages (the “Royal Action”). Both actions contain similar allegations as the AGQ Action. The actions do not identify the subrogated parties. As such, the extent of any overlap between the damages claimed in these actions and under the Plans is unclear. The Royal Action was stayed pending determination of the consolidated proceedings described below. On October 9, 2026, the Québec Superior Court dismissed the Royal Action following final determination of the consolidated proceedings.

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

(5)Forty-eight plaintiffs (all individual claims joined in one action) sued the Company, MMAC, and Harding in the Québec Superior Court claiming approximately $5 million in damages for economic loss and pain and suffering, and asserting similar allegations as in the Class Action and the AGQ Action. The majority of the plaintiffs opted-out of the Class Action and all but two are also plaintiffs in litigation against the Company, described in paragraph 7 below. This action was stayed pending determination of the consolidated claims described above. On October 9, 2026, the Québec Superior Court dismissed this action following final determination of the consolidated proceedings.

(6)The MMAR U.S. bankruptcy estate representative commenced an action against the Company in November 2014 in the Maine Bankruptcy Court claiming that the Company failed to abide by certain regulations and seeking approximately U.S. $30 million in damages for MMAR’s loss in business value according to an expert report filed by the bankruptcy estate. This action asserts that the Company knew or ought to have known that the shipper misclassified the petroleum crude oil and therefore should have refused to transport it. A summary judgement motion was argued and taken under advisement on June 9, 2022. On May 23, 2023, the case management judge stayed the proceedings pending the outcome of the appeal in the Canadian consolidated claims. On April 18, 2025, the Court lifted the stay and ordered briefing concerning the Company’s request for summary judgement based on the preclusive effect of matters decided in other Lac-Mégantic cases. The Court would address that basis for summary judgement first, then would address other arguments for summary judgement, if necessary, afterwards. On October 8, 2025, the Court heard the Company's summary judgement motion. On April 21, 2026, the Court granted CPKC’s motion for summary judgement, dismissing the bankruptcy estate representative’s claims. The deadline for any appeal passed in May 2026 and no appeal was filed.

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

(8)The trustee for the wrongful death trust commenced Carmack Amendment claims against the Company in North Dakota Federal Court, seeking to recover approximately U.S. $6 million for damaged rail cars and lost crude oil and reimbursement for the settlement paid by the consignor and the consignee under the Plans (alleged to be U.S. $110 million and U.S. $60 million, respectively). The Court issued an Order on August 6, 2020 granting and denying in part the parties' summary judgement motions which has been reviewed and confirmed following motions by the parties for clarification and reconsideration. Final briefs of dispositive motions for summary judgement and for reconsideration on tariff applicability were submitted on September 30, 2022. On January 20, 2023, the Court granted in part the Company's summary judgement motion by dismissing all claims for recovery of settlement payments but leaving for trial the determination of the value of the lost crude oil. It also dismissed the Company's motion for reconsideration on tariff applicability. The remaining issues of the value of the lost crude oil and applicability of judgement reduction provisions did not require trial, and were fully briefed in 2024. On January 5, 2024, the Court issued its decision finding that the Company was liable for approximately U.S. $3.9 million plus pre-judgement interest, but declined to determine whether judgement reduction provisions were applicable, referring the parties to a court in Maine on that issue. On January 18, 2024, the Company filed a motion for reconsideration for the Court to apply the judgement reduction provisions. On January 19, 2024, the trustee for the wrongful death trust filed a Notice of Appeal for the January 5, 2024 decision, as well as prior decisions. On February 23, 2024, the Court denied the Company’s motion for reconsideration, again referring the parties to a court in Maine to apply the judgement reduction provision. On March 6, 2024, the Company filed its notice of appeal of this latest ruling, as well as prior decisions. The appeal was heard on March 18, 2025. On July 3, 2025, the U.S. Eighth Circuit Court of Appeals unanimously allowed the Company’s appeal, reversing the district court decision and remanding the matter back to the district court for a complete reduction of the judgement against the Company. On July 17, 2025, the trustee for the wrongful death trust petitioned the U.S. Eighth Circuit Court of Appeals for a rehearing. On August 7, 2025, the U.S. Eighth Circuit Court of Appeals denied the petition for a rehearing. The deadline for any petition to the U.S. Supreme Court for certiorari passed in November 2025 and no petition was filed.

At this stage of the proceedings, any potential responsibility by the Company is remote.

Court decision related to Remington Development Corporation legal claim

On October 20, 2022, the Court of King’s Bench of Alberta issued a decision in a claim brought by Remington Development Corporation (“Remington”) against the Company and the Province of Alberta (“Alberta”) with respect to an alleged breach of contract by the Company in relation to the sale of certain properties in Calgary. In its decision, the Court found the Company had breached its contract with Remington and Alberta had induced the contract breach. The Court found the Company and Alberta liable for damages of approximately $164 million plus interest and costs, and subject to an adjustment to the acquisition value of the property. In a further decision on August 30, 2023, the Court determined that adjustment and set the total damages at $165 million plus interest and costs. On October 20, 2023, the Court determined the costs payable to Remington, however, the Court had not provided any indication of how the damages, which were estimated to total approximately $232 million as at June 30, 2025, should be apportioned between the Company and Alberta. On November 17, 2022, the Company filed an appeal of the Court’s decision. On April 11, 2024, the Court of Appeal of Alberta ("ABCA") stayed the judgement pending the outcome of the appeal. On September 10, 2024, the ABCA heard the Company's appeal and reserved its decision. On July 2, 2025, the ABCA unanimously allowed the Company’s appeal and set aside the trial judgement and costs order. A majority of the ABCA ordered a new trial in the Court of King’s Bench. On September 26, 2025, Remington sought leave to appeal the ABCA’s decision to the Supreme Court of Canada. On July 2, 2026, the Supreme Court of Canada dismissed Remington's application for leave to appeal the ABCA's decision. Parties are now proceeding with various procedural steps prior to the new trial ordered by a majority of the ABCA.

2014 tax assessment

On April 13, 2022, the SAT delivered an audit assessment of CPKCM’s 2014 tax returns (the "2014 Assessment"). As at September 30, 2026, the 2014 Assessment, including inflation, interest, and penalties was Mexican Pesos ("Ps.") 6,710 million ($528 million).

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

Provisions for environmental remediation costs are recognized in the Company's Interim Consolidated Balance Sheets in “Other long-term liabilities”, except for the current portion, which is recognized in “Accounts payable and accrued liabilities”. The total amount provided as at September 30, 2026 was $247 million (December 31, 2025 - $241 million). Payments are expected to be made over 10 years through 2035.

15   Subsequent event

On October 6, 2026, the Company issued $500 million 4.20% 3.5-year unsecured notes due April 15, 2030 for net proceeds of $498 million, $550 million 4.60% 7-year unsecured notes due October 15, 2033 for net proceeds of $547 million, $300 million 4.90% 10.5-year unsecured notes due April 15, 2037 for net proceeds of $297 million, and $450 million 5.40% 30-year unsecured notes due October 15, 2056 for net proceeds of $443 million. The issued notes pay interest semi-annually and carry a negative pledge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Interim Consolidated Financial Statements and the related notes as at and for the three and nine months ended September 30, 2026 in Item 1. Financial Statements, other information in this report, and Item 8. Financial Statements and Supplementary Data of the Company's 2025 Annual Report on Form 10-K. Except where otherwise indicated, all financial information reflected herein is expressed in Canadian dollars.

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

Executive Summary

Third Quarter of 2026 Results

•Total revenues were $4,219 million, an increase of 15% compared to $3,661 million in 2025.
•Diluted earnings per share ("EPS") was $1.04, an increase of 3% compared to $1.01 in 2025.
•Core adjusted diluted EPS was $1.28, an increase of 16% compared to $1.10 in 2025.
•Operating ratio was 64.8%, a 130 basis point increase from 63.5% in 2025.
•Core adjusted operating ratio was 61.9%, a 120 basis point increase from 60.7% in 2025.

Core adjusted diluted EPS and Core adjusted operating ratio are defined and reconciled in the "Non-GAAP Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Performance Indicators

The following table lists the key measures of the Company’s operating performance:

	For the three months ended September 30			For the nine months ended September 30
	2026	2025	% Change	2026	2025	% Change
Operations Performance
Gross ton-miles (“GTMs”) (millions)	107,042	100,310	7	315,271	300,695	5
Train miles (thousands)	12,398	11,589	7	36,314	35,353	3
Fuel efficiency (U.S. gallons of locomotive fuel consumed / 1,000 GTMs)	0.990	1.021	(3)	1.007	1.040	(3)
Total employees (average)	19,857	20,067	(1)	19,744	19,985	(1)

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

A GTM is defined as the movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by the distance the train moved. Total train weight comprises the weight of the freight cars, their contents, and any inactive locomotives. An increase in GTMs indicates additional workload. The increase in GTMs in the third quarter of 2026 was primarily due to higher volumes of Grain, Intermodal, and Metals, minerals and consumer products, partially offset by lower volumes of Coal and Potash.

The increase in GTMs in the first nine months of 2026 was primarily due to higher volumes of Grain, Intermodal, Metals, minerals and consumer products, and crude, partially offset by lower volumes of Coal, Energy, chemicals and plastics, excluding crude, and Potash.

Train miles are defined as the sum of the distance moved by all trains operated on the network. Train miles provide a measure of the productive utilization of our network. A smaller increase in train miles relative to increases in volumes, as measured by Revenue ton-miles ("RTMs"), and/or workload, as measured by GTMs, indicates improved train productivity. The increase in train miles in the third quarter of 2026 reflected the impact of a 7% increase in workload (GTMs).

The increase in train miles in the first nine months of 2026 reflected the impact of a 5% increase in workload (GTMs), partially offset by a 1% increase in average train weights, which was primarily due to an improvement in operating plan efficiency.

Fuel efficiency is defined as United States ("U.S.") gallons of locomotive fuel consumed per 1,000 GTMs. Fuel consumed includes gallons from freight, yard and commuter service but excludes fuel used in capital projects and other non-freight activities. An improvement in fuel efficiency indicates operational cost savings. The improvements in Fuel efficiency in the third quarter and in the first nine months of 2026 were due to the improvements in locomotive productivity as measured by GTMs / operating horsepower.

An employee is defined as an individual currently engaged in full-time, part-time, or seasonal employment with the Company. The Company monitors employment and workforce levels in order to efficiently meet service and strategic requirements. The number of employees is a key driver of total compensation and benefits costs. The decreases in the average number of total employees in the third quarter and in the first nine months of 2026 were primarily due to the completion of systems integration in 2025 and efficient resource planning.

Financial Highlights

The following table presents selected financial data related to the Company’s financial results for the three and nine months ended September 30, 2026 and the comparative periods in 2025:

	For the three months ended September 30		For the nine months ended September 30
(in millions, except per share data, percentages and ratios)	2026	2025	2026	2025
Financial Performance
Total revenues	$4,219	$3,661	$12,084	$11,155
Operating income	1,487	1,336	4,217	3,996
Net income attributable to controlling shareholders	917	920	2,787	3,064
Basic EPS	1.05	1.01	3.14	3.32
Diluted EPS	1.04	1.01	3.14	3.32
Core adjusted diluted EPS(1)	1.28	1.10	3.57	3.28
Dividends declared per share	0.268	0.228	0.764	0.646
Financial Ratios
Operating ratio(2)	64.8%	63.5%	65.1%	64.2%
Core adjusted operating ratio(1)	61.9%	60.7%	62.1%	61.3%
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

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$4,139	$3,589	$550	15
Non-freight revenues (in millions)	80	72	8	11
Total revenues (in millions)	$4,219	$3,661	$558	15
Carloads (in thousands)	1,191.0	1,132.2	58.8	5
Revenue ton-miles (in millions)	57,505	54,200	3,305	6
Freight revenue per carload (in dollars)	$3,475	$3,170	$305	10
Freight revenue per revenue ton-mile (in cents)	7.20	6.62	0.58	9

Total Revenues
The increase in Freight revenues in the third quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes as measured by RTMs. The increase in Non-freight revenues was primarily due to higher revenues from subsurface agreements and passenger service operators.

RTMs
RTMs are defined as the movement of one revenue-producing ton of freight over a distance of one mile. RTMs measure the relative weight and distance of rail freight moved by the Company. The increase in RTMs in the third quarter of 2026 was primarily due to higher volumes of Grain, Intermodal, and Metals, minerals and consumer products, partially offset by lower volumes of Coal and Potash.

Freight Revenue per RTM
Freight revenue per RTM is defined as freight revenue per revenue-producing ton of freight over a distance of one mile. This is an indicator of yield. The increase in freight revenue per RTM in the third quarter of 2026 was primarily due to the favourable impact of higher fuel prices on fuel surcharge revenue of $244 million, higher freight rates, and the favourable impact of the change in foreign exchange ("FX") rates of $65 million.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$11,855	$10,945	$910	8
Non-freight revenues (in millions)	229	210	19	9
Total revenues (in millions)	$12,084	$11,155	$929	8
Carloads (in thousands)	3,423.6	3,383.8	39.8	1
Revenue ton-miles (in millions)	169,807	163,453	6,354	4
Freight revenue per carload (in dollars)	$3,463	$3,235	$228	7
Freight revenue per revenue ton-mile (in cents)	6.98	6.70	0.28	4

Total Revenues
The increase in Freight revenues in the first nine months of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes as measured by RTMs. The increase in Non-freight revenues was primarily due to higher revenues from subsurface agreements.

RTMs
The increase in RTMs in the first nine months of 2026 was primarily due to higher volumes of Grain, Intermodal, Metals, minerals and consumer products, and crude, partially offset by lower volumes of Coal, Energy, chemicals and plastics, excluding crude, and Potash.

Freight Revenue per RTM
Freight revenue per RTM in the first nine months of 2026 increased primarily due to the favourable impact of higher fuel prices on fuel surcharge revenue of $461 million, higher freight rates, and the favourable impact of the change in FX rates of $5 million.

Fuel Cost Adjustment Program

Freight revenues include fuel surcharge revenues associated with the Company's fuel cost adjustment program, which is designed to respond to fluctuations in fuel prices and reduce exposure to changes in fuel prices. The surcharge is applied to shippers through tariffs and by contract, within agreed-upon guidelines. This program includes recoveries of carbon taxes, levies, and obligations under cap-and-trade programs. Freight revenues included fuel surcharge revenues of $629 million in the third quarter of 2026, an increase of $271 million, or 76%, from $358 million in the same period of 2025. This increase was primarily due to higher fuel prices, higher volumes, and the favourable impact of the change in FX rates, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program.

In the first nine months of 2026, fuel surcharge revenues were $1,589 million, an increase of $479 million, or 43%, from $1,110 million in the same period of 2025. This increase was primarily due to higher fuel prices, higher volumes, and the favourable impact of the change in FX rates, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program and lower carbon levy surcharge revenue due to the elimination of the Canadian federal carbon tax program effective April 1, 2025.

Lines of Business

Grain

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$904	$702	$202	29
Carloads (in thousands)	158.8	132.3	26.5	20
Revenue ton-miles (in millions)	17,092	13,950	3,142	23
Freight revenue per carload (in dollars)	$5,693	$5,306	$387	7
Freight revenue per revenue ton-mile (in cents)	5.29	5.03	0.26	5

The increase in Grain revenue in the third quarter of 2026 was primarily due to higher volumes of Canadian grain to Vancouver, British Columbia ("B.C."), Mexico, and Thunder Bay, Ontario, higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, and an increase in freight revenue per RTM due to higher fuel surcharge revenue, the favourable impact of the change in FX rates, and higher freight rates. RTMs increased more than carloads due to moving higher volumes of Grain to Mexico, which has a longer length of haul.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$2,700	$2,233	$467	21
Carloads (in thousands)	475.9	408.6	67.3	16
Revenue ton-miles (in millions)	51,691	43,862	7,829	18
Freight revenue per carload (in dollars)	$5,673	$5,465	$208	4
Freight revenue per revenue ton-mile (in cents)	5.22	5.09	0.13	3

The increase in Grain revenue in the first nine months of 2026 was primarily due to higher volumes of Canadian grain to Vancouver, Mexico, eastern Canada, and the U.S. Midwest, higher volumes of U.S. grain to Mexico and the U.S. Pacific Northwest, and an increase in freight revenue per RTM due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates.

Coal

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$254	$255	$(1)	—
Carloads (in thousands)	116.1	126.5	(10.4)	(8)
Revenue ton-miles (in millions)	5,406	6,081	(675)	(11)
Freight revenue per carload (in dollars)	$2,188	$2,016	$172	9
Freight revenue per revenue ton-mile (in cents)	4.70	4.19	0.51	12

Coal revenue was relatively flat in the third quarter of 2026 primarily due to lower volumes of Canadian coal to Kamloops, B.C. and Vancouver, as well as lower volumes of U.S. coal, offset by an increase in freight revenue per RTM due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates. RTMs decreased more than carloads due to moving proportionately lower volumes of Canadian coal, which has a longer length of haul.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$689	$768	$(79)	(10)
Carloads (in thousands)	320.0	363.5	(43.5)	(12)
Revenue ton-miles (in millions)	14,928	17,937	(3,009)	(17)
Freight revenue per carload (in dollars)	$2,153	$2,113	$40	2
Freight revenue per revenue ton-mile (in cents)	4.62	4.28	0.34	8

The decrease in Coal revenue in the first nine months of 2026 was primarily due to lower volumes of Canadian coal to Kamloops, Vancouver, and Thunder Bay due to lower production and maintenance at both the mines and the ports, as well as lower volumes of U.S. coal, partially offset by an increase in freight revenue per RTM due to higher fuel surcharge revenue and higher freight rates. RTMs decreased more than carloads due to moving proportionately lower volumes of Canadian coal, which has a longer length of haul.

Potash

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$182	$167	$15	9
Carloads (in thousands)	43.3	47.3	(4.0)	(8)
Revenue ton-miles (in millions)	4,813	5,158	(345)	(7)
Freight revenue per carload (in dollars)	$4,203	$3,531	$672	19
Freight revenue per revenue ton-mile (in cents)	3.78	3.24	0.54	17

The increase in Potash revenue in the third quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of export potash to Kansas City, Missouri, Chicago, Illinois, and Kamloops, partially offset by lower volumes of export potash to the U.S. Pacific Northwest and Vancouver and lower volumes of domestic potash. Freight revenue per RTM increased due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$515	$490	$25	5
Carloads (in thousands)	131.0	134.5	(3.5)	(3)
Revenue ton-miles (in millions)	14,541	14,881	(340)	(2)
Freight revenue per carload (in dollars)	$3,931	$3,643	$288	8
Freight revenue per revenue ton-mile (in cents)	3.54	3.29	0.25	8

The increase in Potash revenue in the first nine months of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of export potash to Kansas City and Kamloops, partially offset by lower volumes of export potash to the U.S. Pacific Northwest and Vancouver and lower volumes of domestic potash. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates.

Fertilizers and Sulphur

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$105	$102	$3	3
Carloads (in thousands)	16.5	16.6	(0.1)	(1)
Revenue ton-miles (in millions)	1,187	1,273	(86)	(7)
Freight revenue per carload (in dollars)	$6,364	$6,145	$219	4
Freight revenue per revenue ton-mile (in cents)	8.85	8.01	0.84	10

The increase in Fertilizers and sulphur revenue in the third quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of dry fertilizers, partially offset by lower volumes of sulphur and wet fertilizers. Freight revenue per RTM increased due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates. RTMs decreased more than carloads due to moving lower volumes of sulphur from Alberta to Chicago, which has a longer length of haul, and higher volumes of dry fertilizers within Alberta, which has a shorter length of haul.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$327	$314	$13	4
Carloads (in thousands)	50.3	50.0	0.3	1
Revenue ton-miles (in millions)	3,803	3,920	(117)	(3)
Freight revenue per carload (in dollars)	$6,501	$6,280	$221	4
Freight revenue per revenue ton-mile (in cents)	8.60	8.01	0.59	7

The increase in Fertilizers and sulphur revenue in the first nine months of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of dry fertilizers, partially offset by lower volumes of sulphur. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates. RTMs decreased while carloads increased due to moving lower volumes of sulphur from Alberta to Chicago, which has a longer length of haul, and higher volumes of dry fertilizers within Alberta, which has a shorter length of haul.

Forest Products

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$211	$193	$18	9
Carloads (in thousands)	32.1	31.9	0.2	1
Revenue ton-miles (in millions)	2,248	2,194	54	2
Freight revenue per carload (in dollars)	$6,573	$6,050	$523	9
Freight revenue per revenue ton-mile (in cents)	9.39	8.80	0.59	7

The increase in Forest products revenue in the third quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of printing papers, wood pulp, and logs and poles, partially offset by lower volumes of paperboard. Freight revenue per RTM increased due to higher fuel surcharge revenue, the favourable impact of the change in FX rates, and higher freight rates.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$590	$605	$(15)	(2)
Carloads (in thousands)	93.7	99.5	(5.8)	(6)
Revenue ton-miles (in millions)	6,548	6,773	(225)	(3)
Freight revenue per carload (in dollars)	$6,297	$6,080	$217	4
Freight revenue per revenue ton-mile (in cents)	9.01	8.93	0.08	1

The decrease in Forest products revenue in the first nine months of 2026 was primarily due to lower volumes of wood pulp, paperboard, and newsprint, partially offset by higher volumes of printing papers and an increase in freight revenue per RTM. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates. Carloads decreased more than RTMs due to moving lower volumes of paperboard from Louisiana to the U.S. Midwest, which has a shorter length of haul.

Energy, Chemicals and Plastics

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$763	$701	$62	9
Carloads (in thousands)	139.9	139.0	0.9	1
Revenue ton-miles (in millions)	9,360	9,400	(40)	—
Freight revenue per carload (in dollars)	$5,454	$5,043	$411	8
Freight revenue per revenue ton-mile (in cents)	8.15	7.46	0.69	9

The increase in Energy, chemicals and plastics revenue in the third quarter of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of liquefied petroleum gas, partially offset by lower volumes of crude. Freight revenue per RTM increased due to higher fuel surcharge revenue, the favourable impact of the change in FX rates, and higher freight rates.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$2,240	$2,171	$69	3
Carloads (in thousands)	415.3	424.2	(8.9)	(2)
Revenue ton-miles (in millions)	28,252	28,249	3	—
Freight revenue per carload (in dollars)	$5,394	$5,118	$276	5
Freight revenue per revenue ton-mile (in cents)	7.93	7.69	0.24	3

The increase in Energy, chemicals and plastics revenue in the first nine months of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes of crude, partially offset by lower volumes of fuel oil. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates.

Metals, Minerals and Consumer Products

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$532	$458	$74	16
Carloads (in thousands)	134.8	125.3	9.5	8
Revenue ton-miles (in millions)	5,357	4,951	406	8
Freight revenue per carload (in dollars)	$3,947	$3,655	$292	8
Freight revenue per revenue ton-mile (in cents)	9.93	9.25	0.68	7

The increase in Metals, minerals and consumer products revenue in the third quarter of 2026 was primarily due to higher volumes of steel and aluminum and an increase in freight revenue per RTM due to higher fuel surcharge revenue, the favourable impact of the change in FX rates, and higher freight rates.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$1,494	$1,350	$144	11
Carloads (in thousands)	385.8	375.1	10.7	3
Revenue ton-miles (in millions)	15,408	14,537	871	6
Freight revenue per carload (in dollars)	$3,872	$3,599	$273	8
Freight revenue per revenue ton-mile (in cents)	9.70	9.29	0.41	4

The increase in Metals, minerals and consumer products revenue in the first nine months of 2026 was primarily due to higher volumes of steel, sand and stone, and aluminum and an increase in freight revenue per RTM due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates. RTMs increased more than carloads due to moving higher volumes of sand and stone from Wisconsin to Mexico, which has a longer length of haul.

Automotive

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$373	$343	$30	9
Carloads (in thousands)	59.7	62.2	(2.5)	(4)
Revenue ton-miles (in millions)	1,442	1,514	(72)	(5)
Freight revenue per carload (in dollars)	$6,248	$5,514	$734	13
Freight revenue per revenue ton-mile (in cents)	25.87	22.66	3.21	14

The increase in Automotive revenue in the third quarter of 2026 was primarily due to an increase in freight revenue per RTM, partially offset by lower volumes from the U.S. Midwest and Mexico. Freight revenue per RTM increased due to higher fuel surcharge revenue, the favourable impact of the change in FX rates, and higher freight rates.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$1,072	$988	$84	9
Carloads (in thousands)	176.0	182.4	(6.4)	(4)
Revenue ton-miles (in millions)	4,228	4,163	65	2
Freight revenue per carload (in dollars)	$6,091	$5,417	$674	12
Freight revenue per revenue ton-mile (in cents)	25.35	23.73	1.62	7

The increase in Automotive revenue in the first nine months of 2026 was primarily due to an increase in freight revenue per RTM and higher volumes from Mexico to Canada, partially offset by lower volumes from the U.S. Midwest. Freight revenue per RTM increased due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates. Carloads decreased while RTMs increased due to moving lower volumes from Ontario to Chicago and New York, which have shorter lengths of haul, and moving higher volumes from Mexico to Canada, which has a longer length of haul.

Intermodal

For the three months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$815	$668	$147	22
Carloads (in thousands)	489.8	451.1	38.7	9
Revenue ton-miles (in millions)	10,600	9,679	921	10
Freight revenue per carload (in dollars)	$1,664	$1,481	$183	12
Freight revenue per revenue ton-mile (in cents)	7.69	6.90	0.79	11

The increase in Intermodal revenue in the third quarter of 2026 was primarily due to an increase in freight revenue per RTM, higher international intermodal volumes to and from the Port of Vancouver and the Port of Montréal, and higher domestic intermodal wholesale volumes, partially offset by lower international intermodal volumes to and from the Port of Saint John. Freight revenue per RTM increased due to higher fuel surcharge revenue, higher freight rates, and the favourable impact of the change in FX rates.

For the nine months ended September 30	2026	2025	Total Change	% Change
Freight revenues (in millions)	$2,228	$2,026	$202	10
Carloads (in thousands)	1,375.6	1,346.0	29.6	2
Revenue ton-miles (in millions)	30,408	29,131	1,277	4
Freight revenue per carload (in dollars)	$1,620	$1,505	$115	8
Freight revenue per revenue ton-mile (in cents)	7.33	6.95	0.38	5

The increase in Intermodal revenue in the first nine months of 2026 was primarily due to an increase in freight revenue per RTM, higher international intermodal volumes to and from the Port of Vancouver, and higher domestic intermodal wholesale volumes, partially offset by lower international intermodal volumes to and from the Port of Saint John. Freight revenue per RTM increased due to higher fuel surcharge revenue and higher freight rates, partially offset by the unfavourable impact of the change in FX rates.

Operating Expenses

	For the three months ended September 30
(in millions of Canadian dollars)	2026	2025	Total Change	% Change
Compensation and benefits	$711	$619	$92	15
Fuel	667	415	252	61
Materials	130	114	16	14
Equipment rents	101	109	(8)	(7)
Depreciation and amortization	529	503	26	5
Purchased services and other	594	565	29	5
Total operating expenses	$2,732	$2,325	$407	18

	For the nine months ended September 30
(in millions of Canadian dollars)	2026	2025	Total Change	% Change
Compensation and benefits	$2,125	$1,960	$165	8
Fuel	1,743	1,301	442	34
Materials	387	362	25	7
Equipment rents	293	311	(18)	(6)
Depreciation and amortization	1,560	1,500	60	4
Purchased services and other	1,759	1,725	34	2
Total operating expenses	$7,867	$7,159	$708	10

Compensation and Benefits

Compensation and benefits expense includes employee wages, salaries, fringe benefits, and stock-based compensation. The increase in Compensation and benefits expense in the third quarter of 2026 was primarily due to:
•increased stock-based compensation expense of $35 million, primarily due to changes in payout rates and in the Common Share price;
•higher incentive compensation;
•the impact of wage and benefit inflation;
•higher volume variable expense as a result of increased workload as measured by GTMs; and
•the unfavourable impact of the change in FX rates of $13 million.

This increase was partially offset by efficient resource planning and efficiencies gained by a reduction in headcount due to the completion of systems integration in 2025.

The increase in Compensation and benefits expense in the first nine months of 2026 was primarily due to:
•increased stock-based compensation expense of $86 million, primarily due to changes in payout rates and in the Common Share price;
•the impact of wage and benefit inflation;
•increased volume variable expenses as a result of increased workload as measured by GTMs;
•higher incentive compensation; and
•the unfavourable impact of the change in FX rates of $19 million.

This increase was partially offset by efficiencies gained by a reduction in headcount due to the completion of systems integration in 2025 and efficient resource planning, including the impact of increased train weights.

Fuel

Fuel expense consists primarily of fuel used by locomotives and includes provincial, state, and federal fuel taxes. The increase in Fuel expense in the third quarter of 2026 was primarily due to:
•the impact of higher fuel prices of $216 million due to higher diesel benchmark prices net of purchasing discounts;
•an increase in workload, as measured by GTMs; and
•the unfavourable impact of the change in FX rates of $13 million.

This increase was partially offset by the favourable impact of improved fuel efficiency due to the improvement in locomotive productivity as measured by GTMs / operating horsepower.

The increase in Fuel expense in the first nine months of 2026 was primarily due to:
•the impact of higher fuel prices of $395 million due to higher diesel benchmark prices net of purchasing discounts, partially offset by lower carbon tax expense following the elimination of the Canadian federal carbon tax program effective April 1, 2025;
•an increase in workload, as measured by GTMs; and
•the unfavourable impact of the change in FX rates of $19 million.

This increase was partially offset by the favourable impact of improved fuel efficiency due to the improvement in locomotive productivity as measured by GTMs / operating horsepower.

Materials

Materials expense includes the cost of materials used for the maintenance of track, locomotives, freight cars, and buildings, as well as software sustainment. The increase in Materials expense in the third quarter of 2026 was primarily due to cost inflation and increased locomotive maintenance.

The increase in Materials expense in the first nine months of 2026 was primarily due to cost inflation and increased locomotive maintenance. This increase was partially offset by reduced safety material costs.

Equipment Rents

Equipment rents expense includes the cost associated with using other railways' freight cars, intermodal equipment, and locomotives, net of recoveries received from other railways for their use of similar equipment owned by the Company. Equipment rents decreased in the third quarter of 2026 primarily due to improved freight car cycle times, which reduced car hire costs, partially offset by higher usage of pooled intermodal platforms by the Company.

The decrease in Equipment rents expense in the first nine months of 2026 was primarily due to improved cycle times, which reduced car hire costs and the impact of lower car hire rates for pooled and foreign freight cars used by the Company. This decrease was partially offset by higher expenses related to leased freight cars and higher usage of pooled intermodal platforms by the Company.

Depreciation and Amortization

Depreciation and amortization expense is the charge associated with the use of track and roadway, rolling stock, buildings, and other depreciable assets, including assets related to the Company's concession granted by the Mexican government, as well as amortization of finite life intangible assets. The increase in Depreciation and amortization expense in the third quarter of 2026 was primarily due to a larger depreciable asset base as a result of capital program spending.

The increase in Depreciation and amortization expense in the first nine months of 2026 was primarily due to a larger depreciable asset base as a result of capital program spending, partially offset by the favourable impact of the change in FX rates of $9 million.

Purchased Services and Other

Purchased services and other expense encompasses a wide range of third-party costs, including expenses for joint facilities, personal injury and damage claims, environmental remediation, property taxes, contractor and consulting fees, and insurance premiums. The increase in Purchased services and other expense in the third quarter of 2026 was primarily due to:
•advisory costs related to the analysis and advocacy in connection with the U.S. Surface Transportation Board's (the "STB") review of the proposed merger between Union Pacific Corporation ("UP") and Norfolk Southern Corporation ("NS") of $17 million;
•the impact of cost inflation;
•higher property taxes;
•the unfavourable impact of the change in FX rates of $11 million;
•higher track repairs; and
•higher expenses due to environmental and weather-related events.

This increase was partially offset by a decrease in casualty incident costs and lower crew costs.

The increase in Purchased services and other expense in the first nine months of 2026 was primarily due to:
•advisory costs related to the analysis and advocacy in connection with the STB's review of the proposed merger between UP and NS of $44 million;
•the impact of cost inflation;
•higher expenses due to environmental and weather-related events; and
•higher property taxes.

This increase was partially offset by lower acquisition-related and other operating costs across several areas, including intermodal operations, track repairs and infrastructure projects, terminal services, crew costs, and casualty incident costs.

Other Income Statement Items

Other (Income) Expense

Other (income) expense consists of gains and losses from the change in FX rates on cash and working capital, financing costs, shareholder costs, equity earnings, and other non-operating expenditures. Other income was $5 million in the third quarter of 2026, a change of $13 million, or 163%, from Other expense of $8 million in the same period of 2025. This change was driven by higher equity income and a net FX gain of $5 million primarily from the re-measurement of working capital denominated in U.S. dollars and Mexican pesos.

Other expense was $1 million in the first nine months of 2026, a change of $2 million, or 200%, from Other income of $1 million in the same period of 2025. This change was driven by net FX losses of $24 million primarily from the re-measurement of working capital and cash denominated in U.S. dollars and Mexican pesos, partially offset by higher equity income.

Other Components of Net Periodic Benefit Recovery

Other components of net periodic benefit recovery is related to the Company's defined benefit pension and other post-retirement and post-employment benefit plans. It includes interest cost on benefit obligation, expected return on plan assets, recognized net actuarial gain, and amortization of prior service costs. Other components of net periodic benefit recovery was $111 million and $331 million for the three and nine months ended September 30, 2026, an increase of $4 million or 4%, and $10 million or 3%, respectively, compared to the same periods of 2025. These increases were primarily due to an increase in the recognized net actuarial gain for the three and nine months ended September 30, 2026 of $3 million and $8 million, respectively, and an increase in the expected return on plan assets of $2 million and $7 million, respectively.

Net Interest Expense

Net interest expense includes interest on long-term debt, short-term debt, and finance leases. Net interest expense was $239 million in the third quarter of 2026, an increase of $17 million, or 8%, from $222 million in the same period of 2025. The increase was primarily due to interest expense of $20 million incurred on long-term notes issued in 2026, partially offset by lower interest costs of $6 million due to repayment of maturing long-term debt.

Net interest expense was $704 million in the first nine months of 2026, an increase of $58 million, or 9%, from $646 million in the same period of 2025. The increase was primarily due to interest expense of $90 million incurred on long-term notes issued in 2025 and 2026. This increase was partially offset by lower interest costs of $34 million due to repayment of maturing long-term debt, no short-term borrowings in 2026 compared to interest incurred on short-term borrowings in the same period of 2025, and lower interest on outstanding commercial paper borrowings primarily driven by a lower effective interest rate.

Gain on Sale of Equity Investment

On April 1, 2025, CPKC sold its 50% equity method investment in the Panama Canal Railway Company to APM Terminals. The Company recognized a pre-tax gain of U.S. $232 million ($333 million). See Item 1. Financial Statements, Note 4 Gain on sale of equity investment for further details.

Income Tax Expense

Income tax expense was $448 million in the third quarter of 2026, an increase of $152 million or 51%, from $296 million in the same period of 2025. The increase was primarily due to:
•a $94 million Canada Revenue Agency ("CRA") reassessment of prior year taxes related to the Kansas City Southern ("KCS") acquisition;
•higher taxable earnings; and
•a $17 million tax settlement with the Servicio de Administracion Tributaria ("SAT").

Income tax expense was $1,058 million in the first nine months of 2026, an increase of $113 million or 12%, from $945 million in the same period of 2025. The increase was primarily due to:
•a $94 million CRA reassessment of prior year taxes related to the KCS acquisition;
•higher taxable earnings; and
•a $17 million tax settlement with the SAT.

This increase was partially offset by a $51 million decrease from a gain on sale of equity investment recorded in 2025.

The effective income tax rates for the third quarter and first nine months of 2026 were 32.79% and 27.52%, respectively, compared to 24.34% and 23.58% for the same periods in 2025. The Core adjusted effective tax rate for the third quarter and first nine months of 2026 was 24.75%, compared to 24.50% for the same periods in 2025. The Company's 2026 Core adjusted effective tax rate is expected to be approximately 24.75%. The Core adjusted effective tax rate is a Non-GAAP measure, calculated as the effective tax rate adjusted for significant items as they are not considered indicative of future or past financial trends either by nature or amount. The Company uses the Core adjusted effective tax rate to evaluate CPKC’s operating performance and for planning and forecasting future profitability. Core adjusted effective tax rate also excludes Kansas City Southern ("KCS") purchase accounting to provide financial statement users with additional transparency by isolating the impact of KCS purchase accounting. This Non-GAAP measure does not have a standardized meaning and is not defined by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Significant items and KCS purchase accounting are discussed further in Non-GAAP Measures of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The outlook for the Company’s 2026 Core adjusted effective tax rate is based on certain assumptions about events and developments that may or may not materialize, or that may be offset entirely or partially by new events and developments. This is discussed further in Item 1A. Risk Factors of the Company's 2025 Annual Report on Form 10-K. Refer also to "Forward-Looking Statements" below for further details.

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

In the third quarter of 2026, the U.S. dollar strengthened to an average rate of $1.40 Canadian/U.S. dollar and the Mexican peso strengthened to an average rate of Ps. 12.33/Canadian dollar, compared to $1.38 Canadian/U.S. dollar and Ps. 13.53/Canadian dollar in the third quarter of 2025, resulting in an increase in "Total revenues" of $65 million, an increase in "Total operating expenses" of $46 million, and an increase in Net interest expense of $3 million from the same period of 2025.

In the first nine months of 2026, the U.S. dollar weakened to an average rate of $1.38 Canadian/U.S. dollar and the Mexican peso strengthened to an average rate of Ps. 12.56 Mexican Peso/Canadian dollar, compared to $1.40 Canadian/U.S. dollar and Ps. 13.94 Mexican Peso/Canadian dollar in the first nine months of 2025, resulting in an increase in "Total revenues" of $4 million, an increase in "Total operating expenses" of $39 million, and a decrease in "Net interest expense" of $6 million from the same period of 2025.

On an annualized basis, the Company expects that every $0.01 weakening (or strengthening) of the Canadian dollar relative to the U.S. dollar, positively (or negatively) impacts Total revenues by approximately $79 million (December 31, 2025 – approximately $78 million), negatively (or positively) impacts Operating expenses by approximately $51 million (December 31, 2025 – approximately $45 million), and negatively (or positively) impacts "Net interest expense" by approximately $6 million (December 31, 2025 – approximately $6 million).

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

To manage its exposure to fluctuations in exchange rates between Canadian dollars, U.S. dollars, and/or Mexican pesos, the Company may sell or purchase U.S. dollar or Mexican peso forwards at fixed rates in future periods. In addition, changes in the exchange rate between the Canadian dollar and other currencies (including the U.S. dollar and Mexican peso) make the goods transported by the Company more or less competitive in the world marketplace and may in turn positively or negatively affect revenues.

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

In the third quarter of 2026, the favourable impact of fuel prices on "Operating income" was $28 million compared to the same period of 2025. Higher fuel prices, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program, resulted in an increase in "Total revenues" of $244 million. Higher fuel prices net of purchasing discounts, resulted in an increase in "Total operating expenses" of $216 million.

In the first nine months of 2026, the favourable impact of fuel prices on "Operating income" was $66 million compared to the same period of 2025. Higher fuel prices, partially offset by the unfavourable impact from the timing of recoveries under the Company's fuel cost adjustment program and lower carbon levy surcharge revenue following the elimination of the Canadian federal carbon tax program effective April 1, 2025, resulted in an increase in "Total revenues" of $461 million. Higher fuel prices net of purchasing discounts, partially offset by lower carbon tax expense due to the elimination of the Canadian federal carbon tax program effective April 1, 2025, resulted in an increase in "Total operating expenses" of $395 million.

Impact of Share Price on Earnings and Stock-Based Compensation

Fluctuations in the Common Share price affect the Company's Operating expenses because stock-based compensation liabilities are measured at fair value. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") with the ticker symbol "CP".

In the third quarter of 2026, the change in the Company's Common Share price resulted in stock-based compensation recovery of $4 million, a decrease of $10 million, compared to a recovery of $14 million in the same period of 2025.

In the first nine months of 2026, the change in the Company's Common Share price resulted in stock-based compensation expense of $33 million, a change of $34 million, compared to a recovery of $1 million in the same period of 2025.

Based on information available at September 30, 2026 and expectations for 2026 share-based grants, for every $1.00 change in the Company's Common Share price, stock-based compensation expense has a corresponding change of approximately $2.4 million to $2.5 million (December 31, 2025 - approximately $1.3 million to $1.9 million). This excludes the impact of changes in Common Share price relative to the Standard and Poor's ("S&P")/TSX 60 Index, S&P 500 Industrials Index, and to other Class I railways, which may trigger different performance share unit payouts. Stock-based compensation expense may also be impacted by non-market performance conditions and the impact of the change in FX rates on units tied to the NYSE versus the TSX.

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

As at September 30, 2026, the Company had $399 million of Cash and cash equivalents compared to $184 million at December 31, 2025.

During the nine months ended September 30, 2026, the Company repaid, at maturity, U.S. $250 million ($339 million) 3.70% 10.5-year notes and U.S. $250 million ($345 million) 3.125% 10-year notes.

During the nine months ended September 30, 2026, the Company issued U.S. $600 million ($821 million) 4.00% 3-year unsecured notes due March 15, 2029 for net proceeds of U.S. $597 million ($816 million) and U.S. $600 million ($821 million) 5.50% 30-year unsecured notes due March 15, 2056 for net proceeds of U.S. $589 million ($805 million).

On October 6, 2026, the Company issued $500 million 4.20% 3.5-year unsecured notes due April 15, 2030 for net proceeds of $498 million, $550 million 4.60% 7-year unsecured notes due October 15, 2033 for net proceeds of $547 million, $300 million 4.90% 10.5-year unsecured notes due April 15, 2037 for net proceeds of $297 million, and $450 million 5.40% 30-year unsecured notes due October 15, 2056 for net proceeds of $443 million.

Effective July 6, 2026, the Company amended its revolving credit facility agreement (the "facility") to extend the maturity dates of its two-year U.S. $1.1 billion tranche and five-year U.S. $1.1 billion tranche to June 25, 2028, and June 25, 2031, respectively. As at September 30, 2026, the facility was undrawn (December 31, 2025 - undrawn).

The Company has a commercial paper program that enables it to issue commercial paper in the form of unsecured promissory notes. Effective March 27, 2026, the Company increased the maximum size of its commercial paper program through the addition of a Canadian dollar commercial paper program which allows the Company to borrow Canadian dollars in the form of unsecured promissory notes. This increased the maximum amount the Company can borrow under its Canadian and U.S. dollar commercial paper programs from U.S. $1.5 billion to U.S. $2.2 billion, or the Canadian dollar equivalent, on a combined basis. Effective September 10, 2026, the Company increased the maximum amount that may be outstanding under its U.S. dollar commercial paper program from U.S. $1.5 billion to U.S. $2.2 billion, with no change to the U.S. $2.2 billion combined limit for the Canadian and U.S. dollar commercial paper programs. Both the Canadian and U.S. dollar commercial paper programs are backed by the U.S. $2.2 billion revolving credit facility. As at September 30, 2026, the Company had total commercial paper borrowings outstanding of U.S. $1,535 million ($2,179 million) (December 31, 2025 - U.S. $850 million ($1,165 million)).

The Company has bilateral letter of credit facilities with six financial institutions to support its requirement to post letters of credit in the ordinary course of business. Under these agreements, the Company has the option to post collateral in the form of cash or cash equivalents, equal at least to the face value of the letter of credit issued. These agreements permit the Company to withdraw amounts posted as collateral at any time; therefore, the amounts posted as collateral are presented as “Cash and cash equivalents” on the Company’s Interim Consolidated Balance Sheets. As at September 30, 2026, the Company did not have any collateral posted on its bilateral letter of credit facilities (December 31, 2025 - $nil) and had letters of credit drawn of $83 million (December 31, 2025 - $79 million) from a total available amount of $300 million.

Contractual Commitments

The Company’s material cash requirements from known contractual obligations and commitments to make future payments primarily relate to long-term debt and related interest, capital commitments, supplier purchases, leases, and other long term liabilities.

As at September 30, 2026, other than changes to long-term debt, there have been no material changes in our contractual commitments since December 31, 2025, a description of which can be found in Contractual Commitments of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K. For further information concerning long-term debt, refer to Item 1. Financial Statements, Note 9 Debt and to Item 1. Financial Statements, Note 15 Subsequent event.

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

Guarantees

The Company accrues for all guarantees that it expects to pay. As at September 30, 2026, these accruals amounted to $24 million (December 31, 2025 - $16 million).

Cash Flow

Operating Activities

Net cash provided by operating activities increased $276 million and $467 million in the third quarter and the first nine months of 2026, respectively, compared to the same periods in 2025. These increases were primarily due to higher cash generating operating income and favourable changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities decreased $302 million in the third quarter of 2026, compared to the same period in 2025. This decrease was primarily due to lower additions to properties of $247 million and higher proceeds from the sale of property of $21 million.

Net cash used in investing activities increased $111 million in the first nine months of 2026, compared to the same period in 2025. This increase was primarily due to proceeds received from the sale of an equity investment of $493 million, partially offset by transaction costs paid on the sale in 2025. This increase was also offset by lower additions to properties of $279 million.

Financing Activities

Net cash used in financing activities increased $161 million in the third quarter of 2026, compared to the same period in 2025. The increase was primarily due to lower net issuances of commercial paper of $510 million compared to the same period in 2025, partially offset by lower share repurchases of $380 million.

Net cash used in financing activities decreased $112 million in the first nine months of 2026, compared to the same period in 2025. The decrease was primarily due to higher net issuances of commercial paper of $949 million compared to the same period in 2025, a $277 million decrease in repayments of short-term borrowings, a $242 million decrease in repayments of long-term debt, and lower share repurchases of $157 million. This decrease was partially offset by a $1,481 million decrease in net proceeds from debt issuances.

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

As at September 30, 2026, the Company's credit ratings from Standard & Poor's Rating Services ("Standard & Poor's") on its long-term debt and U.S. commercial paper program remain unchanged from December 31, 2025 and the Company's credit rating on its Canadian dollar commercial paper program remains unchanged from March 31, 2026. The following table shows the ratings issued for the Company by the rating agencies noted as at September 30, 2026 and is being presented as it relates to the Company’s cost of funds and liquidity.

Credit ratings as at September 30, 2026(1)

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

As of the date of filing this Form 10-Q, CPRC had U.S. $14,390 million in principal amount of SEC-registered debt securities, outstanding due through 2115, issued in the U.S. pursuant to a trust indenture, and U.S. $30 million and £3 million in perpetual 4% consolidated debenture stock, for all of which CPKC is the guarantor subject to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of the same date, CPRC also had $5,500 million in principal amount of debt securities outstanding due through 2056, issued in Canada for which CPKC is the guarantor and not subject to the Exchange Act.

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

Summarized Financial Information

The following tables present summarized financial information for CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor) on a combined basis after elimination of (i) intercompany transactions and balances between CPRC and CPKC; (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries; and (iii) intercompany dividend income:

Statement of Income Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the nine months ended September 30, 2026	For the year ended December 31, 2025
Total revenues	$5,801	$7,184
Total operating expenses	3,607	4,398
Operating income(1)	2,194	2,786
Less: Other(2)	535	360
Income before income tax expense	1,659	2,426
Net income	$1,096	$1,803
(1)Includes net lease costs incurred from Non-Guarantor Subsidiaries for the nine months ended September 30, 2026 and the year ended December 31, 2025 of $331 million and $441 million, respectively.
(2)Includes "Other (income) expense", "Other components of net periodic benefit recovery", and "Net interest expense".

Balance Sheet Information

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at September 30, 2026	As at December 31, 2025
Assets
Current assets	$1,464	$1,144
Properties	14,575	13,904
Other non-current assets	5,793	5,462

Liabilities
Current liabilities	$5,243	$4,529
Long-term debt	22,092	19,811
Other non-current liabilities	4,455	4,150

Excluded from the Statement of Income and Balance Sheet Information above are the following significant intercompany transactions and balances that CPRC and CPKC have with the Non-Guarantor Subsidiaries:

Transactions with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	For the nine months ended September 30, 2026	For the year ended December 31, 2025
Dividend income from Non-Guarantor Subsidiaries	$461	$690

Balances with Non-Guarantor Subsidiaries

	CPRC (Subsidiary Issuer) and CPKC (Parent Guarantor)
(in millions of Canadian dollars)	As at September 30, 2026	As at December 31, 2025
Assets
Accounts receivable, intercompany	$415	$370
Short-term advances to affiliates	8,739	5,193
Long-term advances to affiliates	15	4,125

Liabilities
Accounts payable, intercompany	$440	$369
Short-term advances from affiliates	4,342	254
Long-term advances from affiliates	—	3,968

Share Capital

As of October 27, 2026, the latest practicable date, there were 869,554,740 Common Shares outstanding, which consisted of 12,973 holders of record, and no Preferred Shares outstanding. In addition, the Company has a Management Stock Option Incentive Plan (“MSOIP”), under which key officers and employees are granted options to purchase Common Shares. All number of options presented herein are shown on the basis of the number of Common Shares subject to the options. As of October 27, 2026, 5,428,588 options were outstanding under the MSOIP and stand-alone option agreements entered into with Mr. Keith Creel. There are 19,028,043 options available to be issued by the Company’s MSOIP in the future. The Company also has a Directors' Stock Option Plan (“DSOP”), under which directors are granted options to purchase Common Shares. There are no outstanding options under the DSOP, which has 1,700,000 options available to be issued in the future.

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

Management believes these Non-GAAP measures provide meaningful supplemental information about our financial results and improved comparability to past performance because they exclude certain significant items that are not considered indicative of future or past financial trends either by nature or amount. As a result, these items are excluded for management's assessment of operational performance, allocation of resources, and preparation of annual budgets. These significant items may include, but are not limited to, restructuring and asset impairment charges, individually significant gains and losses from sales of assets or equity investments, acquisition-related costs, certain adjustments to provisions and settlements of Mexican taxes, advisory costs related to rail consolidation matters, discrete tax items, changes in income tax rates, changes to uncertain tax items, and certain items that are not typical of normal business activities or are outside the control of management. Acquisition-related costs include legal, consulting, integration costs and expenses including third-party services, system migration and technology rationalization driven by integration, restructuring and special termination benefit costs, employee retention, and synergy incentive costs. These items may not be non-recurring and may include items that are settled in cash. Specifically, due to the magnitude of the KCS acquisition, its significant impact to the Company’s business and complexity of integrating the acquired business and operations, the Company continues to expect to incur acquisition-related costs. Management believes excluding these significant items from GAAP results provides an additional viewpoint which may give users a consistent understanding of the Company's financial performance when performing a multi-period assessment including assessing the likelihood of future results. Accordingly, these Non-GAAP financial measures may provide additional insight to investors and other external users of the Company's financial information.

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

Significant items recognized in "Net income attributable to controlling shareholders" as reported on a GAAP basis for the first nine months of 2026 and 2025 include:

2026:
•during the first nine months, acquisition-related costs of $48 million in connection with the KCS acquisition ($36 million after current income tax recovery of $12 million) including $28 million recognized in "Compensation and benefits" primarily related to synergy related incentive compensation and restructuring costs, and $20 million recognized in "Purchased services and other" primarily related to system migration and technology rationalization, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 4 cents as follows:
–in the third quarter, acquisition-related costs of $12 million ($9 million after current income tax recovery of $3 million) including $3 million recognized in "Compensation and benefits", and $9 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 1 cent;
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
•during the first nine months, advisory costs related to the analysis and advocacy in connection with the STB's review of the proposed merger between UP and NS of $44 million ($34 million after current income tax recovery of $10 million) recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 3 cents as follows:
–in the third quarter, advisory costs of $17 million ($13 million after current income tax recovery of $4 million) recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 2 cents;
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
•in the third quarter, an income tax expense of $94 million (deferred income tax expense of $98 million net of a current income tax recovery of $4 million) related to a reassessment of prior year taxes by the CRA in connection with the KCS acquisition that unfavourably impacted Diluted EPS by 11 cents; and
•in the third quarter, an income tax expense of $17 million (current income tax expense of $20 million net of a deferred income tax recovery of $3 million) related to a tax settlement with the SAT that unfavourably impacted Diluted EPS by 2 cents.

2025:
•in the second quarter, a gain on sale of an equity investment of $333 million ($282 million after current income tax expense of $76 million net of deferred income tax recovery of $25 million) recognized in "Gain on sale of equity investment", that favourably impacted Diluted EPS by 30 cents;
•during the first nine months, acquisition-related costs of $52 million in connection with the KCS acquisition ($39 million after current income tax recovery of $13 million), including $16 million recognized in "Compensation and benefits" primarily related to synergy related incentive compensation and restructuring costs, $1 million recognized in "Materials", and $35 million recognized in "Purchased services and other" primarily related to system migration, legal fees, and other third party purchased services, that unfavourably impacted Diluted EPS by 4 cents as follows:
–in the third quarter, acquisition-related costs of $13 million ($10 million after current income tax recovery of $3 million) including $4 million recognized in "Compensation and benefits", and $9 million recognized in "Purchased services and other", that unfavourably impacted Diluted EPS by 1 cent;
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

KCS purchase accounting recognized in "Net income attributable to controlling shareholders" as reported on a GAAP basis for the first nine months of 2026 and 2025 was as follows:

2026:
•during the first nine months, KCS purchase accounting of $278 million ($203 million after deferred income tax recovery of $75 million), including costs of $266 million recognized in "Depreciation and amortization", $2 million recognized in "Purchased services and other" related to the amortization of equity investments, $15 million recognized in "Net interest expense", and a recovery of $5 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 23 cents as follows:
–in the third quarter, KCS purchase accounting of $94 million ($69 million after deferred income tax recovery of $25 million), including costs of $91 million recognized in "Depreciation and amortization", $1 million recognized in "Purchased services and other", $4 million recognized in "Net interest expense", and a recovery of $2 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 8 cents;
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

2025:
•during the first nine months, KCS purchase accounting of $282 million ($206 million after deferred income tax recovery of $76 million), including costs of $268 million recognized in "Depreciation and amortization", $2 million recognized in "Purchased services and other" related to the amortization of equity investments, $16 million recognized in "Net interest expense", $1 million recognized in "Other (income) expense", and a recovery of $5 million recognized in "Net loss attributable to non-controlling interest", that unfavourably impacted Diluted EPS by 22 cents as follows:
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

Reconciliation of GAAP Performance Measures to Non-GAAP Performance Measures

The following tables reconcile the most directly comparable measures presented in accordance with GAAP to the Non-GAAP measures:

Core Adjusted Diluted EPS

Core adjusted diluted EPS is calculated using Diluted EPS reported on a GAAP basis adjusted for significant items and KCS purchase accounting.

	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Diluted EPS as reported	$1.04	$1.01	$3.14	$3.32
Less:
Significant items (pre-tax):
Gain on sale of equity investment	—	—	—	0.36
Acquisition-related costs	(0.01)	(0.02)	(0.05)	(0.06)
Advisory costs related to rail consolidation matters	(0.03)	—	(0.05)	—
KCS purchase accounting	(0.11)	(0.10)	(0.31)	(0.30)
Add:
Tax effect of adjustments(1)	(0.04)	(0.03)	(0.11)	(0.04)
Income tax reassessment related to prior years	0.11	—	0.11	—
Adjustments to provisions and settlements of Mexican taxes	0.02	—	0.02	—
Core adjusted diluted EPS	$1.28	$1.10	$3.57	$3.28
(1) The tax effect of adjustments was calculated as the pre-tax effect of the significant items and KCS purchase accounting listed above multiplied by the applicable tax rate for the above items of 26.44% and 26.35% for the three and nine months ended September 30, 2026, and 26.69% and 2156.24% for the three and nine months ended September 30, 2025, respectively. The applicable tax rates reflect the taxable jurisdictions and nature, being on account of capital or income, of the adjustments.

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

	For the three months ended September 30		For the nine months ended September 30
	2026	2025	2026	2025
Operating ratio as reported	64.8%	63.5%	65.1%	64.2%
Less:
Acquisition-related costs	0.3%	0.3%	0.4%	0.5%
Advisory costs related to rail consolidation matters	0.4%	—%	0.4%	—%
KCS purchase accounting in Operating expenses	2.2%	2.5%	2.2%	2.4%
Core adjusted operating ratio	61.9%	60.7%	62.1%	61.3%

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

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada (collectively referred to herein as "forward-looking statements"). Forward-looking statements include, but are not limited to, statements concerning expectations, beliefs, plans, goals, objectives, assumptions and statements about possible future events, conditions, and results of operations or performance. Forward-looking statements may contain statements with words or headings such as “financial expectations”, “key assumptions”, “anticipate”, “believe”, “expect”, "project", "estimate", "forecast", “plan”, "intend", "target", “will”, “outlook”, "guidance", “should” or similar words suggesting future outcomes. All statements other than statements of historical fact may be forward-looking statements. To the extent that the Company has provided forecasts or targets using Non-GAAP financial measures, the Company may not be able to provide a reconciliation to the most directly comparable GAAP measures without unreasonable efforts, due to unknown variables and uncertainty related to future results. These unknown variables may include unpredictable transactions of significant value. In recent years, CPKC has recognized acquisition-related costs, KCS purchase accounting, adjustments to provisions and settlements of Mexican taxes, discrete tax items, changes in income tax rates, a gain on the sale of an equity investment, advisory costs related to rail consolidation matters, and a change to an uncertain tax item. These or other similar large unforeseen transactions affect CPKC's results on a GAAP basis but may be excluded from CPKC’s Non-GAAP financial measures. Additionally, the U.S. dollar and Mexican peso exchange rates relative to the Canadian dollar are unpredictable and can have a significant impact on CPKC’s reported results but may be excluded from CPKC’s Non-GAAP financial measures.

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

The forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quarterly Report on Form 10-Q are based on current expectations, estimates, projections and assumptions, having regard to the Company's experience and its perception of historical trends, and include, but are not limited to, expectations, estimates, projections and assumptions relating to: changes in business strategies; North American and global economic growth and conditions; commodity demand growth; sustainable industrial and agricultural production; commodity prices and interest rates; FX rates; Core adjusted effective tax rates (as specified herein); performance of the Company's assets and equipment; sufficiency of the Company's budgeted capital expenditures in carrying out our business plan; geopolitical conditions; applicable laws, regulations and government policies, including, without limitation, those relating to regulation of rates, tariffs, import/export, trade, taxes, wages, labour and immigration; the availability and cost of labour, services and infrastructure; labour disruptions; the satisfaction by third parties of their obligations to the Company; and carbon markets, evolving sustainability strategies, and scientific or technological developments. Although the Company believes the expectations, estimates, projections and assumptions reflected in the forward-looking statements presented herein are reasonable as of the date hereof, there can be no assurance that they will prove to be correct. Current conditions, economic and otherwise, render assumptions, although reasonable when made, subject to greater uncertainty.

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

As at September 30, 2026, a hypothetical one percentage point change in interest rates on the Company's floating rate debt obligations outstanding is not material. In addition, the present value of the Company’s assets and liabilities will also vary with interest rate changes. To manage interest rate exposure, the Company may enter into forward rate agreements such as treasury rate locks or bond locks that protect against interest rate increases. The Company may also enter into swap agreements whereby one party agrees to pay a fixed rate of interest while the other party pays a floating rate. Contingent on the direction of interest rates, the Company may incur higher costs depending on the contracted rate.

The fair value of the Company’s fixed rate debt may fluctuate with changes in market interest rates. A hypothetical one percentage point decrease in interest rates as of September 30, 2026 would increase the fair value of the Company's debt as at September 30, 2026 by approximately $1.7 billion (December 31, 2025 - approximately $1.8 billion). Fair values of the Company’s fixed rate debt are estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates, but do not consider other factors that could impact actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at September 30, 2026, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as at September 30, 2026, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2026, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has established a share repurchase program which is further described in Item 1. Financial Statements, Note 11 Share repurchases. The following table presents the number of Common Shares repurchased during each month of the third quarter of 2026 and the average price paid by CPKC for the repurchase of such Common Shares:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Units) that may yet be purchased under the Plans or Programs
Common Stock
July 1-31, 2026	3,421,400	$129.66	3,421,400	24,852,618
August 1-31, 2026	3,446,070	$131.18	3,446,070	21,406,548
September 1-30, 2026	4,675,000	$126.41	4,675,000	16,731,548
Total	11,542,470	$128.80	11,542,470	16,731,548
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

10.2* **	Amendment Number Six to the Pension Plan, effective October 1, 2026
22.1**	List of Issuers and Guarantor Subsidiaries
31.1**	CEO Rule 13a-14(a) Certifications
31.2**	CFO Rule 13a-14(a) Certifications
32.1**	CEO Section 1350 Certifications
32.2**	CFO Section 1350 Certifications
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

The following financial information from Canadian Pacific Kansas City Limited's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2026, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Interim Consolidated Statements of Income for the third quarters and first nine months ended September 30, 2026 and 2025; (ii) the Interim Consolidated Statements of Comprehensive Income for the third quarters and first nine months ended September 30, 2026 and 2025; (iii) the Interim Consolidated Balance Sheets at September 30, 2026, and December 31, 2025; (iv) the Interim Consolidated Statements of Cash Flows for the third quarters and first nine months ended September 30, 2026 and 2025; (v) the Interim Consolidated Statements of Changes in Equity for the third quarters and first nine months ended September 30, 2026 and 2025; and (vi) the Notes to Interim Consolidated Financial Statements.

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

Date: October 28, 2026